Form 10-K
period 2020-12-31
MORGAN STANLEY
filed 2021-02-26
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒
As of June 30, 2020, the aggregate market value of the common stock of Registrant held by non-affiliates of Registrant was approximately $73,070,017,178. This calculation does not reflect a determination that persons are affiliates for any other purposes.
As of January 29, 2021, there were 1,813,552,280 shares of Registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2021 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2020

Table of Contents	Part	Item	Page
7. Derivative Instruments and Hedging Activities			110
8. Investment Securities			114
9. Collateralized Transactions			116
10. Loans, Lending Commitments and Related Allowance for Credit Losses			118
11. Goodwill and Intangible Assets			121
12. Other Assets—Equity Method Investments and Leases			122
13. Deposits			123
14. Borrowings and Other Secured Financings			123
15. Commitments, Guarantees and Contingencies			125
16. Variable Interest Entities and Securitization Activities			130
17. Regulatory Requirements			133
18. Total Equity			136
19. Interest Income and Interest Expense			139
20. Deferred Compensation Plans and Carried Interest Compensation			139
21. Employee Benefit Plans			141
22. Income Taxes			144
23. Segment, Geographic and Revenue Information			145
24. Parent Company			148
Financial Data Supplement (Unaudited)			151
Glossary of Common Terms and Acronyms			155
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		9	157
Controls and Procedures		9A	157
Other Information		9B	159
Unresolved Staff Comments	I	1B	159
Properties		2	159
Legal Proceedings		3	159
Mine Safety Disclosures		4	163
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II	5	163
Directors, Executive Officers and Corporate Governance	III	10	164
Executive Compensation		11	164
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		12	164
Certain Relationships and Related Transactions and Director Independence		13	164
Principal Accountant Fees and Services		14	164
Exhibits and Financial Statement Schedules	IV	15	164
Form 10-K Summary		16	168
Signatures			168
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
The nature of our business makes predicting the future trends of our revenues, expenses, and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements, and it is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include (without limitation):
•the effect of market conditions, particularly in the global equity, fixed income, currency, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate and energy markets;
•the level of individual investor participation in the global markets as well as the level of client assets;
•the flow of investment capital into or from assets under management or supervision;
•the level and volatility of equity, fixed income and commodity prices, interest rates, inflation and currency values, other market indices or other market factors, such as market liquidity;
•the availability and cost of both credit and capital as well as the credit ratings assigned to our unsecured short-term and long-term debt;
•technological changes instituted by us, our competitors or counterparties and technological risks, business continuity and related operational risks, including breaches or other disruptions of our or a third party’s (or third parties thereof) operations or systems;
•risk associated with cybersecurity threats, including data protection and cybersecurity risk management;
•our ability to manage effectively our capital and liquidity, including under stress tests designed by our banking regulators;
•the impact of current, pending and future legislation or changes thereto, regulation (including capital, leverage, funding, liquidity and recovery and resolution requirements) and our ability to address such requirements;
•uncertainty concerning fiscal or monetary policies established by central banks and financial regulators, government shutdowns, debt ceilings or funding;
•changes to global trade policies, tariffs, interest rates, reforms of LIBOR and other interest rate benchmarks;
•legal and regulatory actions, including litigation and enforcement, in the U.S. and worldwide;
•changes in tax laws and regulations globally;
•the effectiveness of our risk management processes and related controls;
•our ability to effectively respond to an economic downturn, or other market disruptions;
•the effect of social, economic and political conditions and geopolitical events, including as a result of changes in U.S. presidential administrations or Congress and the U.K.’s withdrawal from the E.U. (“Brexit”), and sovereign risk;
•the actions and initiatives of current and potential competitors as well as governments, central banks, regulators and self-regulatory organizations;
•our ability to provide innovative products and services and execute our strategic initiatives, and costs related thereto, including with respect to the operational or technological integration related to such innovative and strategic initiatives;
•the performance and results of our acquisitions, divestitures, joint ventures, strategic alliances, or other strategic arrangements and related integrations;
•investor, consumer and business sentiment and confidence in the financial markets;
•our reputation and the general perception of the financial services industry;
•our ability to retain and attract qualified employees;
•the duration of the coronavirus disease (“COVID-19”) pandemic and any recovery period, including the effectiveness of any vaccines, future actions taken by governmental authorities, and the effects on our employees, customers and counterparties;
•climate-related incidents, other pandemics and acts of war or terrorism; and
•other risks and uncertainties detailed under “Business—Competition”, “Business—Supervision and Regulation”, “Risk Factors” and elsewhere throughout this report.
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
ii

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
You can access information about our corporate governance at www.morganstanley.com/about-us-governance, our sustainability initiatives at www.morganstanley.com/about-us/sustainability-at-morgan-stanley and our commitment to diversity and inclusion at www.morganstanley.com/about-us/diversity. Our webpages include:
•Amended and Restated Certificate of Incorporation;
•Amended and Restated Bylaws;
•Charters for our Audit Committee, Compensation, Management Development and Succession Committee, Nominating and Governance Committee, Operations and Technology Committee, and Risk Committee;
•Corporate Governance Policies;
•Policy Regarding Corporate Political Activities;
•Policy Regarding Shareholder Rights Plan;
•Equity Ownership Commitment;
•Code of Ethics and Business Conduct;
•Code of Conduct;
•Integrity Hotline Information;
•Environmental and Social Policies;
•Sustainability Report;
•Task Force on Climate-related Financial Disclosures Report; and
•Diversity and Inclusion Report.
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

iii

Business
Overview
We are a global financial services firm that, through our subsidiaries and affiliates, advises, and originates, trades, manages and distributes capital for, governments, institutions and individuals. We were originally incorporated under the laws of the State of Delaware in 1981, and our predecessor companies date back to 1924. We are an FHC regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”). We conduct our business from our headquarters in and around New York City, our regional offices and branches throughout the U.S. and our principal offices in London, Tokyo, Hong Kong and other world financial centers. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Firm,” “us,” “we” and “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout the 2020 Form 10-K.
Financial information concerning us, our business segments and geographic regions for each of the years ended December 31, 2020, December 31, 2019 and December 31, 2018 is included in “Financial Statements and Supplementary Data.”
On October 2, 2020, we completed the acquisition of E*TRADE Financial Corporation (“E*TRADE”). For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management” and Note 3 to the financial statements.
Business Segments
We are a global financial services firm that maintains significant market positions in each of our business segments: Institutional Securities, Wealth Management and Investment Management. Through our subsidiaries and affiliates, we provide a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Additional information related to our business segments, respective clients, and products and services provided is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
All aspects of our businesses are highly competitive, and we expect them to remain so. We compete in the U.S. and globally for clients, market share and human talent. Operating within the financial services industry on a global basis presents, among other things, technological, risk management, regulatory and other infrastructure challenges that require effective resource allocation in order for us to remain competitive. Our competitive position depends on a number of factors, including our reputation, the quality and consistency of our long-term investment performance, innovation, execution, relative pricing or other factors including entering into new, or expanding current, businesses as a result of acquisitions and other strategic initiatives. Our ability to sustain or improve our competitive position also depends substantially on our ability to continue to attract and retain highly qualified employees while managing compensation and other costs. We compete with commercial banks, brokerage firms, insurance companies, exchanges, electronic trading and clearing platforms, financial data repositories, sponsors of mutual funds, hedge funds and private equity funds, energy companies, financial technology firms and other companies offering financial or ancillary services in the U.S., globally and digitally, including through the internet. In addition, restrictive laws and regulations applicable to certain financial services institutions, which may prohibit us from engaging in certain transactions and impose more stringent capital and liquidity requirements, can put us at a competitive disadvantage to competitors in certain businesses not subject to these same requirements. See also “Supervision and Regulation” herein and “Risk Factors.”
We compete directly in the U.S. and globally with other securities and financial services firms and broker-dealers and with others on a regional or product basis. Additionally, there is increased competition driven by established firms as well as the emergence of new firms and business models (including innovative uses of technology) competing for the same clients and assets or offering similar products and services to retail and institutional customers. We also compete with companies that provide online trading and banking services, investment advisor services, robo-advice capabilities, and other financial products and services.
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

1	December 2020 Form 10-K

to automated, electronic markets will likely increase as additional trading moves to more automated platforms. It is also possible that we will experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by reducing or eliminating bid-offer spreads, commissions, markups or fees.
Our ability to compete successfully in the investment management industry is affected by several factors, including our reputation, investment objectives, quality of investment professionals, performance of investment strategies or product offerings relative to peers and appropriate benchmark indices, advertising and sales promotion efforts, fee levels, the effectiveness of and access to distribution channels and investment pipelines, and the types and quality of products offered. Our investment products, including alternative investment products, may compete with investments offered by other investment managers with passive investment products or who may be subject to less stringent legal and regulatory regimes than us.
Supervision and Regulation
As a major financial services firm, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where we conduct our business. These include legislative and regulatory responses to the 2008 financial crisis and its aftermath, both in the U.S. and worldwide, including: the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”); risk-based capital, leverage and liquidity standards adopted or being developed by the Basel Committee on Banking Supervision (“Basel Committee”), including Basel III, and the national implementation of those standards; capital planning and stress testing requirements; and recovery and resolution regimes in the U.S. and other jurisdictions. In some areas, regulatory standards are still subject to further rulemaking or transition periods or may otherwise be revised in whole or in part.
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
Since the initial adoption of the Volcker Rule’s implementing regulations, revisions to both the proprietary trading and covered fund provisions have been made, which have generally simplified the application of the Volcker Rule. The covered funds final rule became effective on October 1, 2020, and full compliance with the changes to the proprietary trading final rule was required by January 1, 2021. We do not

December 2020 Form 10-K	2

expect either the proprietary trading or covered funds revisions to have a material impact on the way we conduct business under the current rule.
Capital Standards.    The Federal Reserve establishes capital requirements, including well-capitalized standards, for large BHCs and evaluates our compliance with such requirements. The OCC establishes similar capital requirements and standards for Morgan Stanley Bank, N.A. (“MSBNA”), Morgan Stanley Private Bank, National Association (“MSPBNA”), E*TRADE Bank (“ETB”) and E*TRADE Savings Bank (“ETSB”), a wholly-owned subsidiary of ETB, (collectively, our “U.S. Bank Subsidiaries”).
Regulatory Capital Framework:    The regulatory capital requirements for us and our U.S. Bank Subsidiaries are largely based on the Basel III capital standards established by the Basel Committee, as supplemented by certain provisions of the Dodd-Frank Act. We are subject to various risk-based capital requirements with various transition provisions, measured against our Common Equity Tier 1 capital, Tier 1 capital and Total capital bases, leverage-based capital requirements, including the SLR, and additional capital buffers above generally applicable minimum standards for BHCs.
The Basel Committee has published a comprehensive set of revisions to its Basel III Framework. The revised requirements are expected to take effect starting January 2023, subject to U.S. banking agencies issuing implementation proposals. The impact on us of any revisions to the Basel Committee’s capital standards is uncertain and depends on future rulemakings by the U.S. banking agencies.
Regulated Subsidiaries:    In addition, many of our regulated subsidiaries are, or are expected to be in the future, subject to regulatory capital requirements, including regulated subsidiaries registered as swap dealers with the CFTC or security-based swap dealers with the SEC (collectively, “Swaps Entities”) or registered as broker-dealers or futures commission merchants. Specific regulatory capital requirements vary by regulated subsidiary, and in many cases these standards are still in proposed form, not yet effective or are subject to ongoing rulemakings that could substantially modify requirements.
For more information about the specific capital requirements applicable to us and our U.S. Bank Subsidiaries, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements.”
Capital Planning, Stress Tests and Capital Distributions:    Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large BHCs, including Morgan Stanley. For more information about the capital planning and stress test requirements, see “Management’s Discussion and Analysis of
Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements.”
In addition to capital planning requirements, the Federal Reserve, the OCC and the FDIC have the authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including us and our U.S. Bank Subsidiaries, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. For information about the Federal Reserve’s restrictions on capital distributions for large BHCs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Action Supervisory Restrictions.” All of these policies and other requirements could affect our ability to pay dividends and/or repurchase stock, or require us to provide capital assistance to our U.S. Bank Subsidiaries under circumstances which we would not otherwise decide to do so.
Liquidity Standards.    In addition to capital regulations, the U.S. banking agencies and the Basel Committee have adopted liquidity and funding standards. We, MSBNA and MSPBNA are, and following a transition period ETB will be, subject to the U.S. banking agencies’ LCR requirements, which generally follow Basel Committee standards. Similarly, when the final NSFR requirements issued by the U.S. banking agencies become effective July 1, 2021, we, MSBNA, MSPBNA and ETB will become subject to NSFR requirements, which generally follow Basel Committee standards.
In addition to the LCR and NSFR, we and many of our regulated subsidiaries are subject to other liquidity standards, including liquidity stress testing and associated liquidity reserve requirements.
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

3	December 2020 Form 10-K

The Federal Reserve also imposes single-counterparty credit limits (“SCCL”) for large banking organizations. U.S. G-SIBs, including us, are subject to a limit of 15% of Tier 1 capital for aggregate net credit exposures to any “major counterparty” (defined to include other U.S. G-SIBs, foreign G-SIBs, and nonbank systemically important financial institutions supervised by the Federal Reserve). In addition, we are subject to a limit of 25% of Tier 1 capital for aggregate net credit exposures to any other unaffiliated counterparty.
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
Under a final rule issued by the Federal Reserve and the FDIC, we are now required to file resolution plans once every two years, with interim updates required in certain limited circumstances, including material mergers or acquisitions or fundamental changes to our resolution strategy. The rule also allows us to alternate between submitting a full, detailed resolution plan and a streamlined, targeted resolution plan. The rule also clarifies the information required to be included in our resolution plan. Our next resolution plan, due July 1, 2021, will be a targeted resolution plan and will reflect our acquisition of E*TRADE.
Further, we submit an annual recovery plan to the Federal Reserve that outlines the steps that management could take over time to generate or conserve financial resources in times of prolonged financial stress.
Certain of our domestic and foreign subsidiaries are also subject to resolution and recovery planning requirements in the jurisdictions in which they operate. For example the FDIC requires certain insured depository institutions (“IDI”), including MSBNA and MSPBNA, to submit an annual resolution plan that describes the IDI’s strategy for a rapid and orderly resolution in the event of material financial distress or failure of the IDI.
In addition, certain financial companies, including BHCs such as the Firm and certain of its subsidiaries, can be subjected to a resolution proceeding under the orderly liquidation authority in Title II of the Dodd-Frank Act with the FDIC being appointed as receiver, provided that certain procedures are met, including certain extraordinary financial distress and systemic risk determinations by the U.S. Treasury Secretary in consultation with the U.S. President. Regulators have adopted certain orderly liquidation authority implementing regulations and may expand or clarify these regulations in the future. If we were subject to the orderly liquidation authority, the FDIC would have considerable powers, including: the power to remove directors and officers responsible for our failure and to appoint new directors and officers; the power to assign our assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; the ability to differentiate among our creditors, including by treating certain creditors within the same class better than others, subject to a minimum recovery right on the part of disfavored creditors to receive at least what they would have received in bankruptcy liquidation; and broad powers to administer the claims process to determine distributions from the assets of the receivership. The FDIC has been developing an SPOE strategy that could be used to implement the orderly liquidation authority.
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
For more information about our resolution plan-related submissions and associated regulatory actions, see “Risk Factors—Legal, Regulatory and Compliance Risk,"

December 2020 Form 10-K	4

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
Cyber and Information Security Risk Management and Protection of Client Information
The financial services industry faces increased global regulatory focus regarding cyber and information security risk management practices. Many aspects of our businesses are subject to cybersecurity legal and regulatory requirements enacted by U.S. federal and state governments and other non-U.S. jurisdictions in the Americas, Europe, the Middle East, Africa and Asia. These laws are generally aimed at codifying basic cybersecurity protections and mandating data breach notification requirements.
Our businesses are also subject to increasing privacy and data protection information security legal requirements concerning the use and protection of certain personal information. These include the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and a broad range of laws across rest of the Americas and in Asia (including the Japanese Personal Information Protection Law, the Hong Kong Personal Data (Protection) Ordinance, the Cybersecurity Law of the People’s Republic of China and the Australian Privacy Act). These laws impose mandatory privacy and data protection obligations, including providing for individual rights, enhanced governance and accountability requirements and significant fines and litigation risk for noncompliance. Many other jurisdictions have adopted or are proposing to adopt standards similar to the GDPR, including Australia, Singapore, Japan, Argentina, India, Brazil, Switzerland and the Cayman Islands. In addition, several jurisdictions have enacted or proposed personal data localization requirements and restrictions on cross-border transfer of personal data that may restrict our ability to conduct business in those jurisdictions or create additional financial and regulatory burdens to do so.
Many aspects of our businesses are subject to legal requirements concerning the use and protection of certain customer information. These include those adopted pursuant to the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., as well as the privacy and cybersecurity laws referenced above. We have adopted measures designed to comply with these and related applicable requirements in all relevant jurisdictions.
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
ETB and ETSB are federal savings banks whose primary deposit-taking activities include affiliate arrangements whereby E*TRADE Securities LLC sweeps cash balances in customers’ brokerage accounts to insured deposit accounts at ETB and ETSB.
The U.S. Bank Subsidiaries are FDIC-insured depository institutions subject to supervision, regulation and examination by the OCC and are subject to the OCC’s risk governance guidelines, which establish heightened standards for a large IDI’s risk governance framework and the oversight of that framework by the IDI’s board of directors.
Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take prompt corrective action with respect to a depository institution if that institution does not meet certain capital adequacy standards. These regulations generally apply only to insured banks and thrifts such as the U.S. Bank Subsidiaries and not to their parent holding companies. The Federal Reserve is, however, separately authorized to take appropriate action at the holding company level, subject to certain limitations. Under the systemic risk regime, as described above, we also would become subject to an early remediation protocol in the event of financial distress. In addition, BHCs, such as Morgan Stanley, are required to serve as a source of strength to their U.S. bank subsidiaries and commit resources to support these subsidiaries in the event such subsidiaries are in financial distress.
Transactions with Affiliates.    Our U.S. Bank Subsidiaries are subject to Sections 23A and 23B of the Federal Reserve Act, which impose restrictions on covered transactions, as defined in the Federal Reserve Act, with any affiliates. Covered transactions include any extension of credit to, purchase of assets from, and certain other transactions by insured depository institutions with an affiliate. These restrictions limit the total amount of credit exposure that our U.S. Bank Subsidiaries may have to any one affiliate and to all affiliates, and require collateral for those exposures. Section 23B requires affiliate transactions to be on market terms. Derivative, securities borrowing and securities lending transactions between our U.S. Bank Subsidiaries and their affiliates are subject to these restrictions.

5	December 2020 Form 10-K

In addition, the Volcker Rule generally prohibits covered transactions between (i) us or any of our affiliates and (ii) covered funds for which we or any of our affiliates serve as the investment manager, investment adviser, commodity trading advisor or sponsor, or other covered funds organized and offered by us or any of our affiliates pursuant to specific exemptions. See also “Financial Holding Company—Activities Restriction under the Volcker Rule” above.
FDIC Regulation.    An FDIC-insured depository institution is generally liable for any loss incurred or expected to be incurred by the FDIC in connection with the failure of an insured depository institution under common control by the same BHC. As commonly controlled FDIC-insured depository institutions, each of the U.S. Bank Subsidiaries could be responsible for any loss to the FDIC from the failure of another U.S. Bank Subsidiary. In addition, the four institutions are exposed to changes in the cost of FDIC insurance.
Institutional Securities and Wealth Management
Broker-Dealer and Investment Adviser Regulation.    Our primary U.S. broker-dealer subsidiaries, Morgan Stanley & Co. LLC (“MS&Co.”), MSSB and E*TRADE Securities LLC, are registered broker-dealers with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and are members of various self-regulatory organizations, including FINRA, and various securities exchanges and clearing organizations. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, capital structure, risk management controls in connection with market access, recordkeeping and retention, and the conduct of their directors, officers, representatives and other associated persons. Broker-dealers are also regulated by securities administrators in those states where they do business. Violations of the laws and regulations governing a broker-dealer’s actions could result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators. Our broker-dealer subsidiaries are also members of the Securities Investor Protection Corporation, which provides certain protections for customers of broker-dealers against losses in the event of the insolvency of a broker-dealer.
MSSB is also a registered investment adviser with the SEC. MSSB’s relationship with its investment advisory clients is subject to the fiduciary and other obligations imposed on investment advisers under the Investment Advisers Act of 1940, and the rules and regulations promulgated thereunder as well as various state securities laws. These laws and regulations generally grant the SEC and other supervisory bodies broad administrative powers to address non-
compliance, including the power to restrict or limit MSSB from carrying on its investment advisory and other asset management activities. Other sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain activities for specified periods of time or for specified types of clients, the revocation of registrations, other censures and significant fines.
The Firm is subject to various regulations that affect broker-dealer sales practices and customer relationships. For example, the SEC's “Regulation Best Interest,” requires broker-dealers to act in the “best interest” of retail customers at the time a recommendation is made without placing the financial or other interests of the broker-dealer ahead of the interest of the retail customer. Certain states have enacted laws or rules, or are considering laws or rules, subjecting broker-dealers to a fiduciary duty when dealing with retail customers under a variety of circumstances.
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
Regulation of Futures Activities and Certain Commodities Activities.    MS&Co. and E*TRADE Futures LLC, as futures commission merchants, and MSSB, as an introducing broker, are subject to net capital requirements of, and certain of their activities are regulated by, the CFTC, the NFA, the Joint Audit Committee (including the Chicago Mercantile Exchange & Chicago Board of Trade (“CME Group”) in its capacity as MS&Co.'s designated self-regulatory

December 2020 Form 10-K	6

organization), and various commodity futures exchanges. MS&Co., E*TRADE Futures LLC and MSSB and certain of their affiliates are registered with the CFTC and are members of the NFA in various capacities. Rules and regulations of the CFTC, NFA, the Joint Audit Committee (including the CME Group) and commodity futures exchanges address obligations related to, among other things, customer protections, the segregation of customer funds and the holding of secured amounts, the use by futures commission merchants of customer funds, the margining of customer accounts and documentation entered into by futures commission merchants with their customers, recordkeeping and reporting obligations of futures commission merchants and introducing brokers, risk disclosure, risk management and discretionary trading.
Our commodities activities are subject to extensive and evolving energy, commodities, environmental, health and safety, and other governmental laws and regulations in the U.S. and abroad. Intense scrutiny of certain commodities markets by U.S. federal, state and local authorities in the U.S. and abroad and by the public has resulted in increased regulatory and legal enforcement and remedial proceedings involving companies conducting the activities in which we are engaged.
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
CFTC rules require registration of swap dealers, mandatory clearing and execution of interest rate and certain credit default swaps and real-time public reporting and adherence to business conduct standards for all in-scope Swaps. We have registered a number of U.S. and non U.S. CFTC swap dealers. In 2020, the CFTC finalized rules establishing capital requirements for CFTC-registered swap dealers not subject to regulation by a prudential regulator. Compliance with these rules is required by October 6, 2021.
SEC rules govern the registration and regulation of security- based swap dealers. The SEC's rules impose numerous obligations for entities that register as security-based swap dealers. Registration as a security-based swap dealer will be required starting in the fourth quarter of 2021, and compliance with a number of these rules will also be required on a similar timeline. We anticipate registering several entities as a security-based swap dealer.
The specific parameters of some of these requirements for Swaps have been and continue to be developed through CFTC, SEC and bank regulator rulemakings. For example, the rules for variation margin are presently effective, and those for initial margin will continue to phase in based on activity levels of the swap dealer and the relevant counterparty with the final phase currently expected to begin in September 2022. Margin rules with the same or similar compliance dates have been adopted or are in the process of being finalized by regulators outside the U.S., and certain of our subsidiaries may be subject to such rules.
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
Investment Management
Many of the subsidiaries engaged in our investment management activities are registered as investment advisers with the SEC. Many aspects of our investment management activities are also subject to federal and state laws and regulations primarily intended to benefit the investor or client. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management activities in the event that we fail to comply with such laws and regulations. Sanctions that may be imposed for such failure include the suspension of individual employees, limitations on our engaging in various investment management activities for specified periods of time or specified types of clients, the revocation of registrations, other censures and significant fines. Morgan Stanley Distribution, Inc., a U.S. broker-dealer subsidiary, acts as distributor to the Morgan Stanley mutual funds and as placement agent to certain private investment funds managed by our Investment Management business segment.
Our investment management activities are subject to certain additional laws and regulations, including, but not limited to, additional reporting and recordkeeping requirements (including with respect to clients that are private funds) and restrictions on sponsoring or investing in, or maintaining certain other relationships with, covered funds, as defined in the Volcker Rule, subject to certain limited exemptions. See

7	December 2020 Form 10-K

also “Financial Holding Company—Activities Restrictions under the Volcker Rule.”
In addition, certain of our affiliates are registered as commodity trading advisors and/or commodity pool operators, or are operating under certain exemptions from such registration pursuant to CFTC rules and other guidance, and have certain responsibilities with respect to each pool they advise. Violations of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions, including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships. See also “Institutional Securities and Wealth Management—Broker-Dealer and Investment Adviser Regulation,” “Institutional Securities and Wealth Management—Regulation of Futures Activities and Certain Commodities Activities,” and “Institutional Securities and Wealth Management—Derivatives Regulation” above and “Non-U.S. Regulation,” below for a discussion of other regulations that impact our Investment Management business activities.
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
Some of our subsidiaries are regulated as broker-dealers, investment advisers or other types of regulated entities under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities and advisory activities outside the U.S. are regulated by various government agencies in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activity. For instance, the PRA, the U.K. Financial Conduct Authority (“FCA”) and several securities and futures exchanges in the U.K., including the London Stock Exchange and ICE Futures Europe, regulate our activities in the U.K.; the BaFin and the Deutsche Börse AG regulate certain of our activities in the Federal Republic of Germany; the European Central Bank supervises certain subsidiaries in our post-Brexit structure; the Central Bank of Ireland regulates our activities in Ireland, the Financial Services Agency, the Securities and Exchange Surveillance Commission, the Bank of Japan, the Japan Securities Dealers Association and several Japanese securities and futures exchanges and ministries regulate our activities in Japan; the Securities and Futures Commission of Hong Kong, the Hong Kong Monetary Authority and the Hong Kong Exchanges and Clearing Limited regulate our business in Hong Kong; the Monetary
Authority of Singapore and the Singapore Exchange Limited regulate our business in Singapore; the China Securities Regulatory Commission and the China Banking and Insurance Regulatory Commission regulate our activities in China and other similar bodies regulate our activities in Korea, Australia, India and other countries.
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
Non-U.S. policymakers and regulators, including the PRA, the FCA, the European Commission and European Supervisory Authorities (among others, the European Banking Authority and the European Securities and Markets Authority), continue to propose and adopt numerous reforms, including those that may further impact the structure of banks or subject us to new prudential requirements, and to formulate regulatory standards and measures that will be of relevance and importance to our European operations.
The European Commission has enacted a package of reforms including various risk reduction measures that impact subsidiaries that operate in the E.U. These include amendments to the Capital Requirements Regulation, which will come into effect in June 2021. These reforms provide updates to risk-based capital, liquidity (including introducing a net stable funding ratio), leverage and other prudential standards on a consolidated basis that are consistent with final Basel standards. The PRA has confirmed that similar amendments will be made to U.K. regulations that, post-Brexit, now apply directly to U.K. subsidiaries, but these will not take effect until January 2022. Further details are due to be published in 2021. Details of further reforms to be implemented from 2023 onwards, covering the remaining revisions to the Basel III Framework that have not already been applied, are expected during 2021.
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

December 2020 Form 10-K	8

that maintain accounts, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Outside the U.S., applicable laws, rules and regulations similarly require designated types of financial institutions to implement AML programs.
In addition, the Anti-Money Laundering Act of 2020, which was enacted as part of the National Defense Authorization Act for Fiscal Year 2021, includes substantial changes to U.S. AML laws. These include, among other changes, the proposed creation of a national registry of beneficial ownership information, the addition of new penalties and the enhancement of certain existing penalties for Bank Secrecy Act and AML violations, and requirements that the U.S. Treasury Secretary establish public priorities for AML and countering the financing of terrorism policy and review and update requirements for currency transaction reports and suspicious activity reports, including by making updates to reduce any unnecessarily burdensome regulatory requirements.
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
Human Capital
Employees
Our employees are our most important asset. Our ability to build value for our clients and shareholders depends on our approximately 68 thousand employees in 39 countries around the world as of December 31, 2020. To facilitate talent attraction and retention, we strive to make Morgan Stanley a diverse and inclusive workplace, with a strong culture and opportunities for our employees to grow and develop in their careers and be supported by competitive compensation, benefits, and health and wellness programs.
Culture
Our core values are designed to guide decision making aligned to the expectations of our employees, clients, shareholders, regulators, directors and the communities in which we operate. These guiding values—Put Clients First, Do the Right Thing, Lead with Exceptional Ideas, Commit to Diversity and Inclusion, and Give Back—are at the heart of our workplace culture and underpin our success. Our Code of Conduct is central to our expectation that employees embody our values and, as such, every new hire and every employee annually is required to certify to their understanding of and adherence to the Code of Conduct. We also invite employee feedback on our culture and workplace through our biennial employee engagement survey. For a further discussion of the culture, values, and conduct of employees, see “Quantitative and Qualitative Disclosures about Risk—Risk Management.”
Diversity and Inclusion
We believe that a diverse workforce is important to Morgan Stanley’s continued success and our ability to serve our clients. To this end, we pursue a comprehensive diversity and inclusion strategy based on four pillars: accountability, representation, advancement and culture. To build a diverse talent pipeline, we use global, targeted recruitment and development programs to hire, retain and promote female and ethnically diverse talent. Further evidencing this commitment, in 2020, we launched the Morgan Stanley Institute for Inclusion, which will help lead an integrated and transparent diversity, equity and inclusion strategy to deliver our full potential to achieve meaningful change within our Firm and beyond, including our communities.
Talent Development and Retention
We are committed to identifying and developing the talents of our workforce, as well as succession planning. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations. We also focus on the retention of our talented and skilled employees as one key component of a successful business and culture.
Compensation and Financial Wellness
We pursue responsible and effective compensation programs that reinforce our values and culture through four key objectives: delivering pay for sustainable performance, attracting and retaining top talent, aligning with shareholder interests and mitigating excessive risk taking. In addition to salaries, these programs (which vary by location) include annual bonuses, retirement savings plans with matching contributions, student loan refinancing, free will preparation through our legal plan and supplemental life insurance program, discounted group insurance options, and a financial wellness program in the U.S. and the U.K. To promote equitable rewards for all employees, including female and ethnically diverse employees, we have enhanced our practices

9	December 2020 Form 10-K

to support fair and consistent compensation and reward decisions based on merit, perform ongoing reviews of compensation decisions, including at the point of hire and promotion, and conduct regular assessments of our rewards structure.
Health and Wellness
The well-being of our employees is also key to the success of the Firm. To that end, we provide programs (which vary by location), including healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and surrogacy assistance, employee assistance programs, tuition assistance and on-site services, such as health centers and fitness centers, among many others. Morgan Stanley sponsors free and confidential mental health counseling for all employees and their dependents (which vary by location). In 2020, the Firm introduced a new mental health benefit in the U.S. that provides access to therapists, mental health coaches and other resources. Further, in response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees. These changes include having the vast majority of our employees work from home and providing productivity resources when necessary, while implementing additional safety measures for employees continuing critical on-site work, committing to no reductions in force through 2020, COVID-19-specific medical benefits, extended childcare benefits and modified work schedules.
For more detailed information regarding our Human Capital programs and initiatives, see “Our People” in our 2019 Sustainability Report and our 2020 Diversity and Inclusion Report (both located on our website). The Reports and information elsewhere on our website are not incorporated by reference into, and do not form any part of, this Annual Report.
Human Capital Metrics1

Category	Metric		At December 31, 2020
Employees	Employees by geography (thousands)	Americas	48
		Asia Pacific	12
		EMEA	8
Culture	Employee engagement[2]	% Proud to work at Morgan Stanley	88%
Diversity and Inclusion	Global gender representation	% Female	39%
		% Female officer[3]	26%
	U.S. ethnic diversity representation	% Ethnically diverse[4]	30%
		% Ethnically diverse officer[3]	24%
Retention	Voluntary attrition in 2020	% Global	7%
	Tenure	Management Committee average length of service (years)	19
		All employees average length of service (years)	7
Compensation	Compensation and benefits	Total compensation and benefits expense in 2020 (millions)	$20,854
1.Legacy E*TRADE employees are included in all metrics other than “employee engagement.” For “voluntary attrition in 2020,” E*TRADE attrition is relative to January 1, 2020 staffing levels. For “tenure,” E*TRADE tenure is based on length of service since joining E*TRADE.
2.In 2019, 91% of employees responded to the biennial employee engagement survey. The percentage shown is based on 2019 survey results.
3.Officer includes Managing Directors, Executive Directors and Vice Presidents, and the equivalent positions for legacy E*TRADE employees.
4.U.S. ethnically diverse designations align with the Equal Employment Opportunity Commission’s ethnicity and race categories and includes American Indian or Native Alaskan, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Pacific Islander, and two or more races.
Information about our Executive Officers
The executive officers of Morgan Stanley and their age and titles as of February 26, 2021 are set forth below. Business experience is provided in accordance with SEC rules.
Mandell L. Crawley (45). Chief Human Resources Officer (since February 2021). Head of Private Wealth Management (June 2017 to January 2021). Chief Marketing Officer (September 2014 to June 2017). Head of National Business Development and Talent Management for Wealth Management (June 2011 to September 2014). Divisional Business Development Officer (May 2010 to June 2011). Regional Business Development Officer (May 2009 to May 2010). Head of Field Sales and Marketing (February 2008 to May 2009). Head of Fixed Income Capital Markets Sales and Distribution for Wealth Management (April 2004 to February 2008).
James P. Gorman (62). Chairman of the Board of Directors and Chief Executive Officer of Morgan Stanley (since January 2012). President and Chief Executive Officer (January 2010 to December 2011) and member of the Board of Directors (since January 2010). Co-President (December 2007 to December 2009) and Co-Head of Strategic Planning (October 2007 to December 2009). President and Chief

December 2020 Form 10-K	10

Operating Officer of Wealth Management (February 2006 to April 2008).
Eric F. Grossman (54). Executive Vice President and Chief Legal Officer of Morgan Stanley (since January 2012). Global Head of Legal (September 2010 to January 2012). Global Head of Litigation (January 2006 to September 2010) and General Counsel of the Americas (May 2009 to September 2010). General Counsel of Wealth Management (November 2008 to September 2010). Partner at the law firm of Davis Polk & Wardwell LLP (June 2001 to December 2005).
Keishi Hotsuki (58). Executive Vice President (since May 2014) and Chief Risk Officer of Morgan Stanley (since May 2011). Interim Chief Risk Officer (January 2011 to May 2011) and Head of Market Risk Department (March 2008 to April 2014). Global Head of Market Risk Management at Merrill Lynch (June 2005 to September 2007).
Edward N. Pick (52). Head of Institutional Securities (since July 2018). Global Head of Sales and Trading (October 2015 to July 2018). Head of Global Equities (March 2011 to October 2015). Co-Head of Global Equities (April 2009 to March 2011). Co-Head of Global Capital Markets (July 2008 to April 2009). Co-Head of Global Equity Capital Markets (December 2005 to July 2008).
Jonathan M. Pruzan (52). Executive Vice President and Chief Financial Officer of Morgan Stanley (since May 2015) and Head of Corporate Strategy (since December 2016). Co-Head of Global Financial Institutions Group (January 2010 to April 2015). Co-Head of North American Financial Institutions Group M&A (September 2007 to December 2009). Head of the U.S. Bank Group (April 2005 to August 2007).
Robert P. Rooney (53). Head of Technology, Operations and Firm Resilience (since April 2019). Head of Technology (January 2017 to April 2019). Chief Executive Officer of Morgan Stanley International and Head of Europe, the Middle East and Africa (January 2016 to May 2018). Global Co-Head of Fixed Income Sales and Trading (May 2013 to January 2016). Head of Fixed Income for Europe, the Middle East and Africa and Global Head of Fixed Income Sales (September 2009 to May 2013).
Andrew M. Saperstein (54). Head of Wealth Management (since April 2019). Co-Head of Wealth Management (January 2016 to April 2019). Co-Chief Operating Officer of Institutional Securities (March 2015 to January 2016). Head of Wealth Management Investment Products and Services (June 2012 to March 2015).
Daniel A. Simkowitz (55). Head of Investment Management (since October 2015). Co-Head of Global Capital Markets (March 2013 to September 2015). Chairman of Global Capital Markets (November 2009 to March 2013). Managing Director in Global Capital Markets (December 2000 to November 2009).

11	December 2020 Form 10-K

Risk Factors
For a discussion of the risks and uncertainties that may affect our future results and strategic objectives, see “Forward-Looking Statements” preceding “Business” and “Return on Tangible Common Equity Targets” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our results of operations may be adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic and related voluntary and government-imposed social and business restrictions has impacted global economic conditions, resulting in volatility in the global financial markets, increased unemployment, and operational challenges such as the temporary and permanent closures of businesses, sheltering-in-place directives and increased remote work protocols.

Governments around the world have been working to develop, manufacture, and distribute COVID-19 vaccines and the United States has authorized the targeted distribution of certain COVID-19 vaccines, though it is unclear what the scope and timing of a more comprehensive distribution will be. Moreover, governments and central banks around the world have reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs and cutting interest rates, though it is unclear whether these or future actions will be successful in countering the economic disruption. If the pandemic continues to be prolonged or the actions of governments and central banks are unsuccessful, including actions to facilitate the comprehensive distribution of effective vaccines, the adverse impact on the global economy will deepen, and our results of operations and financial condition in future quarters may be adversely affected.
Should global market conditions worsen, or the pandemic lead to additional market disruptions, we could experience reduced client activity and demand for our products and services, higher credit and valuation losses in our loan and commitment and investment portfolios, impairments of other financial assets and other negative impacts on our financial position, including possible constraints on capital and liquidity, as well as a higher cost of capital, and possible changes or downgrades to our credit ratings. In addition, continued low interest rates will limit interest margins in our lending businesses across Wealth Management and Institutional Securities. A slowdown of commercial activity could cause overall sales and trading and investment banking revenues to decline and a decline in assets under management and client balances could also reduce fee and financing revenues across all of our business segments.
Operationally, we have initiated a work remotely protocol and restricted business travel of our workforce, with a return-to-workplace program, which is based on role, location and employee willingness and ability to return. While we have not experienced a decrease in productivity as a result of the remote work environment, there can be no assurance that the transition will not have an adverse effect in the long term. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions, or other restrictions in connection with the pandemic, the impact of the pandemic on our businesses could be exacerbated.
The extent to which the COVID-19 pandemic, and the related global economic crisis, affects our businesses, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and our ability to take capital actions, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, the development, distribution, and acceptance of effective vaccines, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic, and the effects on our customers, counterparties, employees and third-party service providers. Moreover, the effects of the COVID-19 pandemic will heighten many of the other risks described throughout this section. See also "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Action Supervisory Restrictions.”
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
Our results of operations have been in the past and may, in the future, be materially affected by market fluctuations due to global financial markets, economic conditions, the effects of the COVID-19 pandemic or other widespread events such as natural disasters, climate-related incidents or acts of war, changes to global trade policies and tariffs and other factors, including the level and volatility of equity, fixed income and commodity prices, the level and term structure of interest rates, inflation and currency values, and the level of other market indices.
The results of our Institutional Securities business segment, particularly results relating to our involvement in primary and secondary markets for all types of financial products, are subject to substantial market fluctuations due to a variety of factors that we cannot control or predict with great certainty. These fluctuations impact results by causing variations in

December 2020 Form 10-K	12

business flows and activity and in the fair value of securities and other financial products. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from our principal investments.
Periods of unfavorable market or economic conditions may have adverse impacts on the level of individual investor participation in the global markets and/or the level of client assets, and, in very low interest rate environments, the level of net interest income, which would negatively impact the results of our Wealth Management business segment.
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
In addition, financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under more normal market conditions. Moreover, under these conditions, market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale. Our risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves. However, severe market events have historically been difficult to predict, and we could realize significant losses if extreme market events were to occur.
Holding large and concentrated positions may expose us to losses.
Concentration of risk may reduce revenues or result in losses in our market-making, investing, underwriting, including block trading, and lending businesses in the event of unfavorable market movements, or when market conditions are more favorable for our competitors. We commit substantial amounts of capital to these businesses, which often results in our taking large positions in the securities of, or making large loans to, a particular issuer or issuers in a particular industry, country or region. For further information regarding our country risk exposure, see also “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks.”
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
Our valuations related to, and reserves for losses on, credit exposures rely on complex models, estimates, and subjective judgments about the future. While we believe current valuations and reserves adequately address our perceived levels of risk, future economic conditions that differ from or are more severe than forecast, inaccurate models or assumptions, or external factors such as natural disasters or the ongoing COVID-19 pandemic, could lead to inaccurate measurement of or deterioration of credit quality of our

13	December 2020 Form 10-K

borrowers and counterparties or the value of collateral and result in unexpected losses. We may also incur higher than anticipated credit losses in periods of market illiquidity or as a result of disputes with counterparties over the valuation of collateral during periods of economic stress. In addition, in the longer term, climate change may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients.
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
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks, damage to physical assets or the ongoing COVID-19 pandemic). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing). Legal, regulatory and compliance risk is included in the scope of operational risk and is discussed below under “Legal, Regulatory and Compliance Risk.” For more information on how we monitor and manage operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk.”
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
The trend toward direct access to automated, electronic markets and the move to more automated trading platforms has resulted in the use of increasingly complex technology that relies on the continued effectiveness of the programming code and integrity of the data to process the trades. We rely on the ability of our employees, consultants, our internal systems and systems at technology centers maintained by unaffiliated third parties to operate our different businesses and process a high volume of transactions. Unusually high trading volumes or site usage could cause our systems to operate at an unacceptably slow speed or even fail. Disruptions to, destruction of, instability of or other failure to effectively maintain our information technology systems or external technology that allows our clients and customers to use our products and services (including our self-directed brokerage platform) could harm our business and our reputation. Additionally, we are subject to complex and evolving laws and regulations governing cybersecurity, privacy and data protection, which may differ and potentially conflict, in various jurisdictions.
As a major participant in the global capital markets, we face the risk of incorrect valuation or risk management of our trading positions due to flaws in data, models, electronic trading systems or processes or due to fraud or cyber attack.
We also face the risk of operational failure or disruption of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our lending, securities and derivatives transactions. In addition, in the event of a breakdown or improper operation or disposal of our or a direct or indirect third party’s systems (or third parties thereof), processes or information assets, or improper or unauthorized action by third parties, including consultants and subcontractors or our employees, we could suffer financial loss, an impairment to our liquidity position, a disruption of

December 2020 Form 10-K	14

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
There can be no assurance that our business contingency and security response plans fully mitigate all potential risks to us. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses and the communities where we are located, which are concentrated in the New York and Atlanta metropolitan areas, London, Hong Kong and Tokyo, as well as Baltimore, Glasgow, Frankfurt, Bangalore, Budapest and Mumbai. This may include a disruption involving physical site access; software flaws and vulnerabilities; cybersecurity incidents; terrorist activities; political unrest; other disease pandemics; catastrophic events; climate-related incidents and natural disasters (such as earthquakes, tornadoes, hurricanes and wildfires); electrical outage; environmental hazard; computer servers; communications or other services we use; our employees or third parties with whom we conduct business.
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
Cybersecurity risks may also derive from human error, fraud or malice on the part of our employees or third parties, including third party providers, or may result from accidental technological failure. These risks may be heightened by several factors including, for example, the COVID-19 pandemic, which has caused the majority of our employees to work remotely and access our secure networks through their home networks, or as a result of the integration of acquisitions and other strategic initiatives that may subject us to new

15	December 2020 Form 10-K

technology, customers or third party providers. In addition, third parties with whom we do business, the regulators with whom we share information, and each of their service providers, as well as the third parties with whom our customers and clients share information used for authentication, may also be sources of cybersecurity risks, particularly where activities of customers are beyond our security and control systems. There is no guarantee that the measures we take will provide absolute security or recoverability given the techniques used in cyber attacks are complex and frequently change, and may not be able to be anticipated.
Like other financial services firms, the Firm, its third party providers, and its clients continue to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, denial of service attacks, data breaches, social engineering attacks and other events. There can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale.
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
We continue to make investments with a view toward maintaining and enhancing our cybersecurity posture. The cost of managing cyber and information security risks and attacks along with complying with new, increasingly expansive, and evolving regulatory requirements could adversely affect our results of operations and business.
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

December 2020 Form 10-K	16

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
Our credit ratings also can have an adverse impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is a key consideration, such as OTC and other derivative transactions, including credit derivatives and interest rate swaps. In connection with certain OTC trading agreements and certain other agreements associated with our Institutional Securities business segment, we may be required to provide additional collateral to, or immediately settle any outstanding liability balance with, certain counterparties in the event of a credit ratings downgrade.
Termination of our trading and other agreements could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. The additional collateral or termination payments which may occur in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investors Service, Inc. and S&P Global Ratings. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Ratings—Incremental Collateral or Terminating Payments.”
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

17	December 2020 Form 10-K

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
The Firm and its employees are subject to (among other things) wide-ranging regulation and supervision, intensive scrutiny of our businesses and any plans for expansion of those businesses, limitations on new activities, a systemic risk regime that imposes heightened capital and liquidity and funding requirements and other enhanced prudential standards, resolution regimes and resolution planning requirements, requirements for maintaining minimum amounts of TLAC and external long-term debt, restrictions on activities and investments imposed by the Volcker Rule, comprehensive derivatives regulation, commodities regulation, market structure regulation, tax regulations, antitrust laws, trade and transaction reporting obligations, and broadened fiduciary obligations.
In some areas, regulatory standards are subject to further rulemaking or transition periods or may otherwise be revised in whole or in part. Ongoing implementation of, or changes in, including changes in interpretation or enforcement of, laws and regulations could materially impact the profitability of our businesses and the value of assets we hold, expose us to additional costs, require changes to business practices or force us to discontinue businesses, adversely affect our ability to pay dividends and repurchase our stock or require us to raise capital, including in ways that may adversely impact our shareholders or creditors.
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

December 2020 Form 10-K	18

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
Regulators have taken and proposed various actions to facilitate an SPOE strategy under the U.S. Bankruptcy Code, the orderly liquidation authority and other resolution regimes. For example, the Federal Reserve requires top-tier BHCs of U.S. G-SIBs, including the Firm, to maintain minimum amounts of equity and eligible long-term debt TLAC in order to ensure that such institutions have enough loss-absorbing resources at the point of failure to be recapitalized through the conversion of debt to equity or otherwise by imposing losses on eligible TLAC where the SPOE strategy is used. The combined implication of the SPOE resolution strategy and the TLAC requirement is that our losses will be imposed on the holders of eligible long-term debt and other forms of eligible TLAC issued by the Parent Company before any losses are imposed on the creditors of our material entities or before putting U.S. taxpayers at risk.
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
We are subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve, including with respect to regulatory capital standards, stress testing and capital planning. We submit, on at least an annual basis, a capital plan to the Federal Reserve describing proposed dividend payments to shareholders, proposed repurchases of our outstanding securities and other proposed capital actions that we intend to take. Our ability to take capital actions described in the capital plan is dependent on, among other factors, the results of supervisory stress tests conducted by the Federal Reserve and our compliance with regulatory capital standards imposed by the Federal Reserve.
In addition, the Federal Reserve may change regulatory capital standards to impose higher requirements that restrict our ability to take capital actions or may modify or impose other regulatory standards or restrictions that increase our operating expenses or constrain our ability to take capital actions. For example, on June 25, 2020, the Federal Reserve announced that it would bar share repurchases and limit common stock dividend payments in the third quarter of 2020 for all large BHCs, and on September 30, 2020, the restrictions were extended through the fourth quarter of 2020. On December 18, 2020, the Federal Reserve announced that it was extending capital action supervisory restrictions applicable to all large BHCs into the first quarter of 2021 with modifications to permit resumptions of share repurchases. The Federal Reserve may extend or further modify these restrictions in future periods or impose new restrictions. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” herein.
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

19	December 2020 Form 10-K

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
We originate loans secured by commercial and residential properties. Further, we securitize and trade in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate and commercial assets and products, including residential and CMBS. In connection with these activities, we have provided, or otherwise agreed to be responsible for, certain representations and warranties. Under certain circumstances, we may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. We have also made representations and warranties in connection with our role as an originator of certain commercial mortgage loans that we securitized in CMBS. For additional information, see also Note 15 to the financial statements.
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

As a global financial services firm that provides products and services to a large and diversified group of clients, including corporations, governments, financial institutions and individuals, we face potential conflicts of interest in the normal course of business. For example, potential conflicts can occur when there is a divergence of interests between us and a client, among clients, between an employee on the one hand and us or a client on the other, or situations in which we may be a creditor of a client. Moreover, we also utilize multiple brands and business channels, including those resulting from our acquisitions, and continue to enhance the collaboration across business segments, which may heighten the potential conflicts of interests or the risk of improper sharing of information.
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

December 2020 Form 10-K	20

In addition, many models we use are based on assumptions or inputs regarding correlations among prices of various asset classes or other market indicators and therefore cannot anticipate sudden, unanticipated or unidentified market or economic movements, such as the impact of the COVID-19 pandemic, which could cause us to incur losses.
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
Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives to replace LIBOR and replace or reform other interest rate benchmarks (collectively, the “IBORs”). A transition away from the widespread use of such rates to alternative rates and other potential interest rate benchmark reforms has begun and will continue over the course of the next few years. There remains a likelihood that most IBORs will not be available beyond 2021, and regulators globally have continued to emphasize the need for the industry to plan accordingly.
The Federal Reserve Bank of New York now publishes the Secured Overnight Financing Rate based on overnight U.S. Treasury repurchase agreement transactions, which has been recommended as the alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve and the Federal Reserve Bank of New York. Further, the Bank of England publishes a reformed Sterling Overnight Index Average, comprised of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR.
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
The market transition away from IBORs to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition and results of operations. In particular, such transition or reform could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any IBOR-linked securities, loans and derivatives that are included in our financial assets and liabilities;
•Require extensive changes to documentation that governs or references IBOR or IBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding securities and related hedging transactions;
•Result in a population of products with documentation that governs or references IBOR or IBOR-based products but that cannot be amended due to an inability to obtain sufficient consent from counterparties or product owners;
•Result in inquiries or other actions from regulators in respect of our (or the market’s) preparation and readiness for the replacement of an IBOR with one or more alternative reference rates;
•Result in disputes, litigation or other actions with clients, counterparties and investors, in various scenarios, such as regarding the interpretation and enforceability of provisions in IBOR-based products such as fallback language or other related provisions, including in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between the IBORs and the various alternative reference rates;
•Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from IBORs to those based on one or more alternative reference rates in a timely manner, including by quantifying value and risk for various alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•Cause us to incur additional costs in relation to any of the above factors.
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

21	December 2020 Form 10-K

See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Requirements" herein.
Competitive Environment
We face strong competition from financial services firms and others, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.
The financial services industry and all aspects of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, brokerage firms, insurance companies, exchanges, electronic trading and clearing platforms, financial data repositories, sponsors of mutual funds, hedge funds, fund managers, energy companies, financial technology firms and other companies offering financial or ancillary services in the U.S., globally and digitally or through the internet. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, technology, reputation, risk appetite and price.
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
We have experienced and may continue to experience pricing pressures as a result of these factors and as some of our competitors seek to obtain market share by reducing prices, eliminating commissions or other fees, or providing more favorable terms of business. In addition, certain of our competitors may be subject to different, and, in some cases, less stringent, legal and regulatory regimes, than we are, thereby putting us at a competitive disadvantage. Some new competitors in the financial technology sector have sought to target existing segments of our businesses that could be susceptible to disruption by innovative or less regulated business models. For more information regarding the competitive environment in which we operate, see “Business—Competition” and “Business—Supervision and Regulation.”
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
The trend toward direct access to automated, electronic markets will likely continue and will likely increase as additional markets move to more automated trading platforms. We have experienced and it is likely that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors may seek to obtain market share by reducing or eliminating bid-offer spreads, commissions, markups or fees.
Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.
Our people are our most important asset and competition for qualified employees is intense. If we are unable to continue to attract and retain highly qualified employees, or do so at levels or in forms necessary to maintain our competitive position, or if compensation costs required to attract and retain employees become more expensive, our performance, including our competitive position and results of operations, could be materially adversely affected.
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

December 2020 Form 10-K	22

growth rates in their economies. Crime and corruption, as well as issues of security and personal safety, also exist in certain of these countries. These conditions could adversely impact our businesses and increase volatility in financial markets generally.
A disease pandemic, such as COVID-19, or other widespread health emergencies, natural disasters, climate-related incidents, terrorist activities or military actions, or social or political tensions, could create economic and financial disruptions in emerging markets or in other areas of the global economy that could adversely affect our businesses, or could lead to operational difficulties (including travel limitations) that could impair our ability to manage or conduct our businesses around the world.
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
The U.K.’s withdrawal from the E.U. and the resulting uncertainty regarding the future regulatory landscape could adversely affect us.
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
On January 31, 2020, the U.K. withdrew from the E.U. under the terms of a withdrawal agreement between the U.K. and the E.U. The withdrawal agreement provided for a transition period to the end of December 2020, during which time the U.K. would continue to apply E.U. law as if it were a member state, and U.K. firms' passporting rights to provide financial services in E.U. jurisdictions continued.
On December 24, 2020 the U.K. and the E.U. announced they had reached agreement on the terms of a trade and co-operation agreement to govern the future relationship between the parties. The agreement consists of three main pillars including trade, citizens’ security and governance, covering a variety of arrangements in several areas. The agreement is provisionally applicable with effect from January 1, 2021 pending formal ratification by the E.U.
With respect to financial services, although the U.K. chose to grant the E.U. equivalence in a number of key areas under European financial regulations, the E.U. only made certain more limited equivalence decisions, leaving decisions on equivalence and adequacy to be determined by each of the U.K. and E.U. unilaterally in due course. As a result, U.K. licensed entities are unable to provide regulated services in a number of E.U. jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries.
While we have restructured our European operations to ensure that we can continue to provide cross-border banking and investment and other services in E.U. member states, there continues to be uncertainty regarding the future regulatory landscape which could impact our European operations beyond those implemented or planned, as a result of which our results of operations and business prospects could be negatively affected. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments.”
Acquisition, Divestiture and Joint Venture Risk
We may be unable to fully capture the expected value from acquisitions, divestitures, joint ventures, minority stakes or strategic alliances, and certain acquisitions may subject our business to new or increased risk.
In connection with past or future acquisitions, divestitures, joint ventures, minority stakes or strategic alliances (including with MUFG), we face numerous risks and uncertainties in combining, transferring, separating or integrating the relevant businesses and systems, including the need to combine or separate accounting and data processing systems and management controls and to integrate relationships with clients, trading counterparties and business partners. Certain of these strategic initiatives, and integration thereof, may cause us to incur incremental expenses and may also require incremental financial, management and other resources.
For example, our acquisition and integration of E*TRADE involves a number of risks, including failure to realize anticipated cost savings and funding synergies of the acquisition and difficulty integrating the two businesses. It is possible that the integration process could also result in unanticipated disruption to the E*TRADE self-directed brokerage platform, the loss of key Morgan Stanley or legacy E*TRADE employees, the loss of clients, or an overall integration process that takes longer than originally anticipated.
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

23	December 2020 Form 10-K

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
Certain of our business initiatives, including expansions of existing businesses, may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes, services, competitors, and new markets. These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, as well as franchise and reputational concerns regarding the manner in which these assets are being operated or held, or services are being delivered.
For more information regarding the regulatory environment in which we operate, see also “Business—Supervision and Regulation.”

December 2020 Form 10-K	24

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley,” “Firm,” “us,” “we” or “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. Disclosures reflect the effects of the acquisition of E*TRADE Financial Corporation (“E*TRADE”) prospectively from the acquisition date, October 2, 2020. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-K. For an analysis of 2019 results compared with 2018 results, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the annual report on Form 10-K for the year-ended December 31, 2019 filed with the SEC.
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
Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses and institutions covering: financial advisor-led brokerage and investment advisory services; self-directed brokerage services, including through the E*TRADE platform; financial and wealth planning services; workplace services including stock plan administration; annuity and insurance products; securities-based lending, residential real estate loans and other lending products; banking; and retirement plan services.
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
Management’s Discussion and Analysis includes certain metrics that we believe to be useful to us, investors, analysts and other stakeholders by providing further transparency about, or an additional means of assessing, our financial condition and operating results. Such metrics, when used, are defined and may be different from or inconsistent with metrics used by other companies.
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

25	December 2020 Form 10-K

Management's Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Year ended December 31, 2020
•Firm Net revenues were up 16% and Net income applicable to Morgan Stanley was up 22%, reflecting strength across all business segments, and resulting in an ROTCE of 15.2%, or 15.4% excluding the impact of E*TRADE integration-related expenses (see “Selected Non-GAAP Financial Information” herein).
•Institutional Securities Net revenues of $26 billion increased 27% from the prior year and segment Net income applicable to Morgan Stanley increased 52% from the prior year. These increases were the result of higher sales and trading revenues on strong client engagement and market volatility, combined with an increase in underwriting revenues on elevated volumes, supported by a constructive market environment.
•Wealth Management delivered a pre-tax profit margin of 23.0%, or 24.2% excluding integration-related expenses (see “Selected Non-GAAP Financial Information” herein). Results reflect higher Asset management revenues, driven by growth in client assets, higher Transactional revenues, and incremental revenues as a result of the E*TRADE acquisition.
•Investment Management reported long-term net flows of $41 billion in 2020 and AUM of $781 billion as of December 31, 2020, resulting in an increase in Asset management revenues of 15% compared with the prior year.
•The Firm expense efficiency ratio was 70% for the year, both including and excluding the impact of integration-related expenses (See “Selected Non-GAAP Financial Information” herein).
•Our provision for credit losses on loans and lending commitments was $762 million.
•At December 31, 2020, our standardized Common Equity Tier 1 capital ratio was 17.4%.
Strategic Transactions
•On October 2, 2020, we completed the acquisition of E*TRADE. For further information, see “Business Segments—Wealth Management” herein and Note 3 to the financial statements.
•On October 8, 2020, we entered into a definitive agreement under which we will acquire Eaton Vance Corp. (“Eaton Vance”), subject to customary closing conditions. For further information, see “Business Segments—Investment Management” herein.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)

Earnings per Diluted Common Share
2020 Compared with 2019
•We reported net revenues of $48,198 million in 2020 compared with $41,419 million in 2019. For 2020, net income applicable to Morgan Stanley was $10,996 million, or $6.46 per diluted common share, compared with $9,042 million, or $5.19 per diluted common share, in 2019.

December 2020 Form 10-K	26

Management's Discussion and Analysis
Non-interest Expenses1
($ in millions)
1.The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to the total.
•Compensation and benefits expenses of $20,854 million in 2020 increased 11% from the prior year, primarily as a result of increases in discretionary incentive compensation and the formulaic payout to Wealth Management representatives driven by higher revenues, higher expenses related to certain deferred compensation plans linked to investment performance, and incremental compensation as a result of the E*TRADE acquisition. These increases were partially offset by lower compensation associated with carried interest.
•Non-compensation expenses of $12,926 million in 2020 increased 15% from the prior year, primarily as a result of higher volume-related expenses, incremental operating and other expenses as a result of the E*TRADE acquisition, integration-related expenses, increased information processing and communications expenses, and an increase in the provision for credit losses for lending commitments, partially offset by a decrease in marketing and business development expenses.
Income Taxes

•The increase in the Firm’s effective tax rate in 2020 compared with the prior year is primarily due to the higher level of earnings and lower net discrete tax benefits. In 2020, net discrete tax benefits were $122 million, primarily related to the conversion of employee share-based awards.

•The provision for income taxes in 2019 includes net discrete tax benefits of $475 million, primarily associated with remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations, as well as benefits related to conversion of employee share-based awards.

Business Segment Results
Net Revenues by Segment1
($ in millions)
Net Income Applicable to Morgan Stanley by Segment1
($ in millions)
1.The percentages on the bars in the charts represent the contribution of each business segment to the total of the applicable financial category and may not total to 100% due to intersegment eliminations. See Note 23 to the financial statements for details of intersegment eliminations.

27	December 2020 Form 10-K

Management's Discussion and Analysis
•Institutional Securities net revenues of $25,948 million in 2020 increased 27% from the prior year, primarily reflecting higher revenues from sales and trading and underwriting, partially offset by losses on loans and lending commitments held for sale and an increase in the provision for credit losses on loans held for investment.
•Wealth Management net revenues of $19,055 million in 2020, including the incremental impact of the E*TRADE acquisition, increased 7% from the prior year, primarily reflecting higher Asset management revenues, driven by growth in client assets, and higher Transactional revenues, largely driven by higher Commissions and fees, partially offset by lower Net interest.
•Investment Management net revenues of $3,734 million in 2020 were relatively unchanged from the prior year, primarily reflecting lower accrued carried interest, offset by higher Asset management revenues resulting from higher average AUM.
Net Revenues by Region1, 2
($ in millions)

1.The percentages on the bars in the charts represent the contribution of each region to the total.
2.For a discussion of how the geographic breakdown for net revenues is determined, see Note 23 to the financial statements.
Revenues in Asia increased 32% in 2020, primarily driven by sales and trading within the Institutional Securities business segment. Revenues in the Americas increased 16% in 2020, primarily driven by the Institutional Securities and Wealth Management business segments. Revenues in EMEA increased 6% in 2020, primarily driven by fixed income sales and trading within the Institutional Securities business segment.

Selected Financial Information and Other Statistical Data

$ in millions, except per share data	2020	2019	2018
Consolidated results
Net revenues	$48,198	$41,419	$40,107
Earnings applicable to Morgan Stanley common shareholders	$10,500	$8,512	$8,222
Earnings per diluted common share[1]	$6.46	$5.19	$4.73

Consolidated financial measures
Expense efficiency ratio[2]	70.1%	72.7%	72.0%
Adjusted expense efficiency ratio[2,4]	69.6%	72.7%	72.0%
ROE[3]	13.1%	11.7%	11.8%
Adjusted ROE[3,4]	13.3%	11.7%	11.8%
ROTCE[3,4]	15.2%	13.4%	13.5%
Adjusted ROTCE[3,4]	15.4%	13.4%	13.5%
Pre-tax margin[5]	29.9%	27.3%	28.0%
Pre-tax margin by segment[5]
Institutional Securities	35.3%	26.9%	30.4%
Wealth Management	23.0%	27.2%	26.2%
Wealth Management, adjusted[4]	24.2%	27.2%	26.2%
Investment Management	23.3%	26.2%	16.9%

in millions, except per share data and as noted	At December 31, 2020	At December 31, 2019
Liquidity resources[6]	$338,623	$215,868
Loans[7]	$150,597	$130,637
Total assets	$1,115,862	$895,429
Deposits	$310,782	$190,356
Borrowings	$217,079	$192,627
Common shares outstanding	1,810	1,594
Common shareholders' equity	$92,531	$73,029
Tangible common shareholders’ equity[4]	$75,916	$63,780
Book value per common share[8]	$51.13	$45.82
Tangible book value per common share[4,8]	$41.95	$40.01
Worldwide employees[9] (in thousands)	68	60

Capital ratios[10]
Common Equity Tier 1 capital—Standardized	17.4%	16.4%
Common Equity Tier 1 capital—Advanced	17.7%	16.9%
Tier 1 capital—Standardized	19.4%	18.6%
Tier 1 capital—Advanced	19.8%	19.2%
SLR[11]	7.4%	6.4%
Tier 1 leverage	8.4%	8.3%
1.For further information on diluted earnings (loss) per common share, see Note 18 to the financial statements.
2.The expense efficiency ratio represents total non-interest expenses as a percentage of net revenues.
3.ROE and ROTCE represent earnings applicable to Morgan Stanley common shareholders as a percentage of average common equity and average tangible common equity, respectively.
4.Represents a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
5.Pre-tax margin represents income before income taxes as a percentage of net revenues.
6.For a discussion of Liquidity Resources, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Liquidity Resources” herein.
7.Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets. See Note 10 to the financial statements.
8.Book value per common share and tangible book value per common share equal common shareholders’ equity and tangible common shareholders’ equity, respectively, divided by common shares outstanding.
9.As of December 31, 2020, the number of employees includes legacy E*TRADE.
10.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
11.At December 31, 2020, our SLR reflects the impact of a Federal Reserve interim final rule in effect until March 31, 2021. For further information, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

December 2020 Form 10-K	28

Management's Discussion and Analysis
Coronavirus Disease (“COVID-19”) Pandemic
The COVID-19 pandemic and related voluntary and government-imposed social and business restrictions have had, and will likely continue to have, a severe impact on global economic conditions and the environment in which we operate our businesses. We have a return-to-workplace program, which is based on role, location and employee willingness and ability to return and focused on the health and safety of all staff. At this time, however, we do not expect significant numbers of staff to return to offices before the third quarter of 2021. The Firm continues to be fully operational, with approximately 90% of employees in the Americas and globally working from home as of December 31, 2020.
Though we are unable to estimate the extent of the impact, the ongoing COVID-19 pandemic and related global economic crisis may have adverse impacts on our future operating results. To date, given our business model, economic conditions have affected our businesses in different ways. We have increased our allowance for credit losses on loans and lending commitments, and the persistence of low interest rates has continued to negatively affect our net interest margin in the Wealth Management business segment. Overall for the Firm, increased client trading and capital markets activity has benefited Institutional Securities business segment results in Sales and trading and Investment banking underwriting revenues. However, the high levels of client trading and capital markets activity experienced in the current year may not be repeated and certain other client-driven activity could become subdued. Refer to “Risk Factors” and “Forward-Looking Statements.”
Selected Non-GAAP Financial Information
We prepare our financial statements using U.S. GAAP. From time to time, we may disclose certain “non-GAAP financial measures” in this document or in the course of our earnings releases, earnings and other conference calls, financial presentations, definitive proxy statement and otherwise. A “non-GAAP financial measure” excludes, or includes, amounts from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. We consider the non-GAAP financial measures we disclose to be useful to us, investors, analysts and other stakeholders by providing further transparency about, or an alternate means of assessing or comparing our financial condition, operating results and capital adequacy.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

$ in millions, except per share data	2020	2019	2018
Earnings applicable to Morgan Stanley common shareholders	$10,500	$8,512	$8,222
Impact of adjustments:
Integration-related expenses	231	—	—
Related tax benefit	(42)	—	—
Adjusted earnings applicable to Morgan Stanley common shareholders—non-GAAP[1]	$10,689	$8,512	$8,222
Earnings per diluted common share	$6.46	$5.19	$4.73
Impact of adjustments	0.12	—	—
Adjusted earnings per diluted common share—non-GAAP[1]	$6.58	$5.19	$4.73
Expense efficiency ratio	70.1%	72.7%	72.0%
Impact of adjustments	(0.5)%	—%	—%
Adjusted expense efficiency ratio—non-GAAP[1]	69.6%	72.7%	72.0%
Wealth Management Pre-tax margin	23.0%	27.2%	26.2%
Impact of adjustments	1.2%	—%	—%
Adjusted Wealth Management pre-tax margin—non-GAAP[1]	24.2%	27.2%	26.2%

	At December 31,
$ in millions	2020	2019	2018
Tangible equity
Common shareholders' equity	$92,531	$73,029	$71,726
Less: Goodwill and net intangible assets	(16,615)	(9,249)	(8,847)
Tangible common shareholders' equity—non-GAAP	$75,916	$63,780	$62,879

	Average Monthly Balance
$ in millions	2020	2019	2018
Tangible equity
Common shareholders' equity	$80,246	$72,720	$69,977
Less: Goodwill and net intangible assets	(10,951)	(9,140)	(8,985)
Tangible common shareholders' equity—non-GAAP	$69,295	$63,580	$60,992

$ in billions	2020	2019	2018
Average common equity
Unadjusted—GAAP	$80.2	$72.7	$70.0
Adjusted[1]—Non-GAAP	80.3	72.7	70.0
ROE[2]
Unadjusted—GAAP	13.1%	11.7%	11.8%
Adjusted[1]—Non-GAAP	13.3%	11.7%	11.8%
Average tangible common equity—Non-GAAP
Unadjusted	$69.3	$63.6	$61.0
Adjusted[1]	69.3	63.6	61.0
ROTCE[2]—Non-GAAP
Unadjusted	15.2%	13.4%	13.5%
Adjusted[1]	15.4%	13.4%	13.5%

29	December 2020 Form 10-K

Management's Discussion and Analysis
Non-GAAP Financial Measures by Business Segment

$ in billions	2020	2019	2018
Average common equity[3,4]
Institutional Securities	$42.8	$40.4	$40.8
Wealth Management	20.8	18.2	16.8
Investment Management	2.6	2.5	2.6
ROE[5]
Institutional Securities	15.5%	10.4%	11.0%
Wealth Management	15.6%	19.8%	20.0%
Investment Management	23.3%	28.9%	14.2%
Average tangible common equity3, [4]
Institutional Securities	$42.3	$39.9	$40.1
Wealth Management	11.3	10.2	9.2
Investment Management	1.7	1.5	1.7
ROTCE[5]
Institutional Securities	15.7%	10.5%	11.2%
Wealth Management	28.9%	35.6%	36.6%
Investment Management	36.0%	46.6%	22.2%
1.Adjusted amounts exclude the effect of costs related to the integration of E*TRADE, net of tax as appropriate. Total integration-related expenses on a pre-tax basis include $151 million in Compensation expenses and $80 million in Non-compensation expenses. For more information, see Note 3 to the financial statements.
2.ROE and ROTCE represent earnings applicable to Morgan Stanley common shareholders as a percentage of average common equity and average tangible common equity, respectively. When excluding integration-related costs, both the numerator and average denominator are adjusted.
3.Average common equity and average tangible common equity for each business segment is determined using our Required Capital framework (see "Liquidity and Capital Resources—Regulatory Requirements—Attribution of Average Common Equity According to the Required Capital Framework” herein).
4.The sums of the segments' Average common equity and Average tangible common equity do not equal the Consolidated measures due to Parent equity.
5.The calculation of ROE and ROTCE by segment uses net income applicable to Morgan Stanley by segment less preferred dividends allocated to each segment as a percentage of average common equity and average tangible common equity, respectively, allocated to each segment.
Return on Tangible Common Equity Target
In January 2021, we established a 2-year ROTCE Target of 14% to 16%, excluding integration-related expenses.
Our ROTCE Target is a forward-looking statement that was based on a normal market environment and may be materially affected by many factors, including, among other things: mergers and acquisitions; macroeconomic and market conditions; legislative, accounting, tax and regulatory developments; industry trading and investment banking volumes; equity market levels; interest rate environment; outsized legal expenses or penalties; the ability to control expenses; and capital levels. See “Forward-Looking Statements” and “Risk Factors” for additional information.
Given the economic impact of the COVID-19 pandemic, it is uncertain if the ROTCE Target will be met within the originally stated time frame. See “Coronavirus Disease (COVID-19) Pandemic” herein and “Risk Factors” for further information on market and economic conditions and their effects on our financial results.
For further information on non-GAAP measures (ROTCE excluding integration-related expenses), see “Selected Non-GAAP Financial Information” herein.
Business Segments
Substantially all of our operating revenues and operating expenses are directly attributable to our business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures. See Note 23 to the financial statements for information on intersegment transactions.
Net Revenues
Investment Banking
Investment banking revenues are derived from client engagements in which we act as an adviser, underwriter or distributor of capital.
Within the Institutional Securities business segment, these revenues are primarily composed of fees earned from underwriting equity and fixed income securities, syndicating loans and advisory services in relation to mergers and acquisitions, divestitures and corporate restructurings.
Within the Wealth Management business segment, these revenues are derived from the distribution of newly issued securities.
Trading
Trading revenues include the realized gains and losses from transactions in financial instruments, unrealized gains and losses from ongoing changes in the fair value of our positions, and gains and losses from financial instruments used to economically hedge compensation expense related to certain employee deferred compensation plans.
Within the Institutional Securities business segment, Trading revenues arise from transactions in cash instruments and derivatives in which we act as a market maker for our clients. In this role, we stand ready to buy, sell or otherwise transact with customers under a variety of market conditions and to provide firm or indicative prices in response to customer requests. Our liquidity obligations can be explicit in some cases, and in others, customers expect us to be willing to transact with them. In order to most effectively fulfill our market-making function, we engage in activities across all of our trading businesses that include, but are not limited to:
•taking positions in anticipation of, and in response to, customer demand to buy or sell and—depending on the liquidity of the relevant market and the size of the position—to hold those positions for a period of time;
•building, maintaining and rebalancing inventory held to facilitate client activity through trades with other market participants;
•managing and assuming basis risk (risk associated with imperfect hedging) between risks incurred from the facilitation of client transactions and the standardized products available in the market to hedge those risks;

December 2020 Form 10-K	30

Management's Discussion and Analysis
•trading in the market to remain current on pricing and trends; and
•engaging in other activities to provide efficiency and liquidity for markets.
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
Investments
Investments revenues are composed of realized and unrealized gains and losses derived from investments, including those associated with employee deferred compensation and co-investment plans. Estimates of the fair value of the investments that produce these revenues may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions, generally or in relation to specific transactions.
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
Within the Institutional Securities business segment, commissions and fees include fees earned from market-making activities, such as executing and clearing client transactions on major stock and derivative exchanges, as well as from OTC derivatives.
Within the Wealth Management business segment, commissions and fees primarily arise from client transactions in equity securities, insurance products, mutual funds, futures and options, and also include revenues from order flow payments for directing customer orders to broker-dealers, exchanges, and market centers for execution.
Asset Management
Asset management revenues include fees associated with the management and supervision of assets and the distribution of funds and similar products.
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
Net Interest
Interest income and Interest expense are functions of the level and mix of total assets and liabilities, including Trading assets and Trading liabilities, Investment securities, Securities borrowed or purchased under agreements to resell, Securities loaned or sold under agreements to repurchase, Loans, Deposits and Borrowings.
Within the Institutional Securities business segment, Net interest is a function of market-making strategies, client activity, and the prevailing level, term structure and volatility of interest rates. Net interest is impacted by market-making activities as securities held by the Firm generally earn interest, as do securities borrowed and securities purchased under agreements to resell, while securities loaned and securities sold under agreements to repurchase generally incur interest expense.
Within the Wealth Management business segment, Interest income is driven by Investment securities, Loans and margin loans. Interest expense is driven by Deposits and other funding. Upon acquisition, E*TRADE’s Investment securities were recorded at fair value, and the resulting premium will be amortized over the life of the portfolio against interest income.
Other
Other revenues for Institutional Securities include revenues and losses from equity method investments, lending

31	December 2020 Form 10-K

Management's Discussion and Analysis
commitments, fees earned in association with lending activities and the provision for loan losses.
Other revenues for Wealth Management are derived from realized gains and losses on AFS securities, the provision for loan losses, account handling fees, referral fees and other miscellaneous revenues.
Institutional Securities—Sales and Trading Revenues
Sales and trading net revenues are composed of Trading revenues, Commissions and fees, Asset management revenues and Net interest. These revenues, which can be affected by a variety of interrelated factors, including market volumes, bid-offer spreads and the impact of market conditions on inventory held to facilitate client activity, as well as the effect of hedging activity, are viewed in the aggregate when assessing the performance and profitability of our sales and trading activities. We make transaction-related decisions based on, among other things, an assessment of the aggregate expected profit or loss associated with a transaction, including any associated commissions and fees, dividends, or net interest income, any costs associated with financing or hedging our positions and other related expenses.
Following is a description of the sales and trading activities within our equity and fixed income businesses, as well as how their results impact the income statement line items.
Equity—Financing. We provide financing, prime brokerage and fund administration services to our clients active in the equity markets through a variety of products, including margin lending, securities lending and swaps. Results from this business are largely driven by the difference between financing income earned and financing costs incurred, which are reflected in Net interest for securities lending products, and in Trading revenues for derivative products. Fees for providing fund administration services are reflected in Asset management revenues.
Equity—Execution services. A significant portion of the results for this business is generated by commissions and fees from executing and clearing client transactions on major stock and derivative exchanges, as well as from OTC transactions. We make markets for our clients principally in equity-related securities and derivative products, including those that provide liquidity and are utilized for hedging. Market-making also generates gains and losses on inventory held to facilitate client activity, which are reflected in Trading revenues.
Fixed income—Within fixed income, we make markets in various flow and structured products in order to facilitate client activity as part of the following products and services:
•Global macro products. We make markets for our clients in interest rate, foreign exchange and emerging market products, including exchange-traded and OTC securities and derivative instruments. The results of this market-making activity are primarily driven by gains and losses from buying and selling positions to stand ready for and satisfy client demand and are recorded in Trading revenues.
•Credit products. We make markets in credit-sensitive products, such as corporate bonds and mortgage securities and other securitized products, and related derivative instruments. The values of positions in this business are sensitive to changes in credit spreads and interest rates, which result in gains and losses reflected in Trading revenues. We undertake lending activities, which include commercial mortgage lending, secured lending facilities and financing extended to sales and trading customers. Due to the amount and type of the interest-bearing securities and loans making up this business, a significant portion of the results is also reflected in Net interest revenues.
•Commodities products and Other. We make markets in various commodity products related primarily to electricity, natural gas, oil and metals. Other activities primarily include results from the centralized management of our fixed income derivative counterparty exposures and managing derivative counterparty risk on behalf of clients. These activities are primarily recorded in Trading revenues.
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

December 2020 Form 10-K	32

Management's Discussion and Analysis
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

33	December 2020 Form 10-K

Management's Discussion and Analysis
Institutional Securities
Income Statement Information

				% Change
$ in millions	2020	2019	2018	2020	2019
Revenues
Investment banking	$7,204	$5,734	$6,088	26%	(6)%
Trading	13,106	10,318	11,191	27%	(8)%
Investments	166	325	182	(49)%	79%
Commissions and fees	2,935	2,484	2,671	18%	(7)%
Asset management	461	413	421	12%	(2)%
Other	(214)	632	535	(134)%	18%
Total non-interest revenues	23,658	19,906	21,088	19%	(6)%
Interest income	5,809	12,193	9,271	(52)%	32%
Interest expense	3,519	11,713	9,777	(70)%	20%
Net interest	2,290	480	(506)	N/M	195%
Net revenues	25,948	20,386	20,582	27%	(1)%
Compensation and benefits	8,342	7,433	6,958	12%	7%
Non-compensation expenses	8,455	7,463	7,364	13%	1%
Total non-interest expenses	16,797	14,896	14,322	13%	4%
Income from continuing operations before income taxes	9,151	5,490	6,260	67%	(12)%
Provision for income taxes	2,040	769	1,230	165%	(37)%
Income from continuing operations	7,111	4,721	5,030	51%	(6)%
Income (loss) from discontinued operations, net of income taxes	—	—	(6)	N/M	100%
Net income	7,111	4,721	5,024	51%	(6)%
Net income applicable to noncontrolling interests	99	122	118	(19)%	3%
Net income applicable to Morgan Stanley	$7,012	$4,599	$4,906	52%	(6)%

Investment Banking
Investment Banking Revenues

				% Change
$ in millions	2020	2019	2018	2020	2019
Advisory	$2,008	$2,116	$2,436	(5)%	(13)%
Underwriting:
Equity	3,092	1,708	1,726	81%	(1)%
Fixed Income	2,104	1,910	1,926	10%	(1)%
Total Underwriting	5,196	3,618	3,652	44%	(1)%
Total Investment banking	$7,204	$5,734	$6,088	26%	(6)%
Investment Banking Volumes

$ in billions	2020	2019	2018
Completed mergers and acquisitions[1]	$867	$826	$1,114
Equity and equity-related offerings[2,3]	100	61	64
Fixed income offerings[2,4]	374	287	241
Source: Refinitiv data as of January 4, 2021. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.

1.Includes transactions of $100 million or more. Based on full credit to each of the advisors in a transaction.
2.Based on full credit for single book managers and equal credit for joint book managers.
3.Includes Rule 144A issuances and registered public offerings of common stock, convertible securities and rights offerings.
4.Includes Rule 144A and publicly registered issuances, non-convertible preferred stock, mortgage-backed and asset-backed securities, and taxable municipal debt. Excludes leveraged loans and self-led issuances.
Investment Banking Revenues
Investment banking revenues of $7,204 million in 2020 increased 26% compared with the prior year, reflecting strength in our underwriting businesses.
•Advisory revenues decreased primarily due to fewer large completed transactions.
•Equity underwriting revenues increased on higher volumes, primarily in secondary block share trades, initial public offerings and follow-on offerings.
•Fixed income underwriting revenues increased on higher volumes, primarily in investment grade and non-investment grade bond issuances, partially offset by lower event-driven investment grade loan activity.
See “Investment Banking Volumes” herein.
Sales and Trading Net Revenues
By Income Statement Line Item

				% Change
$ in millions	2020	2019	2018	2020	2019
Trading	$13,106	$10,318	$11,191	27%	(8)%
Commissions and fees	2,935	2,484	2,671	18%	(7)%
Asset management	461	413	421	12%	(2)%
Net interest	2,290	480	(506)	N/M	195%
Total	$18,792	$13,695	$13,777	37%	(1)%

December 2020 Form 10-K	34

Management's Discussion and Analysis
By Business

				% Change
$ in millions	2020	2019	2018	2020	2019
Equity	$9,801	$8,056	$8,976	22%	(10)%
Fixed income	8,824	5,546	5,005	59%	11%
Other	167	93	(204)	80%	146%
Total	$18,792	$13,695	$13,777	37%	(1)%
Sales and Trading Revenues—Equity and Fixed Income

	2020
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$3,736	$439	$342	$4,517
Execution services	2,882	2,658	(256)	5,284
Total Equity	$6,618	$3,097	$86	$9,801
Total Fixed income	$6,840	$299	$1,685	$8,824

	2019
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$4,225	$372	$(514)	$4,083
Execution services	1,986	2,202	(215)	3,973
Total Equity	$6,211	$2,574	$(729)	$8,056
Total Fixed income	$5,171	$324	$51	$5,546

	2018
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$4,841	$394	$(661)	$4,574
Execution services	2,362	2,376	(336)	4,402
Total Equity	$7,203	$2,770	$(997)	$8,976
Total Fixed income	$4,793	$322	$(110)	$5,005
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
Equity
Equity sales and trading net revenues of $9,801 million in 2020 increased 22% compared with the prior year, reflecting strong performance in both our execution services and financing businesses.
•Financing revenues increased overall, primarily driven by client activity. In addition, changes in market rates and financing mix contributed to higher Net interest revenues and an offsetting reduction in Trading revenues.
•Execution services revenues increased, primarily reflecting higher client activity and the impact of market conditions on inventory held to facilitate client activity in derivatives and cash equities.
Fixed Income
Fixed income net revenues of $8,824 million in 2020 increased 59% compared with the prior year, reflecting strong performance across all products.
•Global macro products revenues increased, primarily due to higher client activity in both rates and foreign exchange products and the impact of market conditions on inventory held to facilitate client activity.
•Credit products revenues increased, primarily due to higher client activity in corporate credit and securitized products from higher volumes and wider bid-offer spreads, partially offset by the impact of market conditions on inventory held to facilitate client activity. Lower funding costs and higher average secured lending facilities balances contributed to higher Net interest revenues.
•Commodities products and Other revenues increased, primarily reflecting the impact of market conditions on inventory held to facilitate client activity and higher client activity in Commodities, partially offset by lower client structuring activity within derivative counterparty credit risk management.
Other
•Other sales and trading revenues of $167 million in 2020 increased 80% compared with the prior year, primarily reflecting gains on hedges associated with corporate lending activity compared with losses in the prior year, partially offset by lower rates on liquidity investments.
Investments, Other Revenues, Non-interest Expenses and Income Tax Items
Investments
•Net investment gains of $166 million in 2020 decreased 49% compared with the prior year primarily due to the absence of a gain associated with an investment’s initial public offering.
Other Revenues
•Other net losses were $214 million in 2020 compared with Other revenues of $632 million in the prior year. This change was primarily as a result of mark-to-market losses on loans and lending commitments held for sale in the current year, as credit spreads widened, compared with gains in the prior year, as well as an increase in the provision for credit losses on loans held for investment in the current year.
Non-interest Expenses
Non-interest expenses of $16,797 million in 2020 increased 13% compared with the prior year, reflecting a 12% increase in Compensation and benefits expenses and a 13% increase in Non-compensation expenses compared with the prior year.
•Compensation and benefits expenses increased, primarily due to increases in discretionary incentive compensation, driven by higher revenues.
•Non-compensation expenses increased, primarily reflecting higher volume-related expenses and an increase in the provision for credit losses for lending commitments.

35	December 2020 Form 10-K

Management's Discussion and Analysis
Income Tax Items
Net discrete tax benefits of $68 million and $400 million were recognized in Provision for income taxes in 2020 and 2019, respectively. The provision for income taxes in 2020 compared with the prior year was also impacted by the higher level of earnings. For further information, see “Supplemental Financial Information—Income Tax Matters” herein.

December 2020 Form 10-K	36

Management's Discussion and Analysis
Wealth Management
Income Statement Information

				% Change
$ in millions	2020	2019	2018	2020	2019
Revenues
Investment banking	$559	$509	$475	10%	7%
Trading	844	734	279	15%	163%
Investments	12	2	1	N/M	100%
Commissions and fees	2,291	1,726	1,804	33%	(4)%
Asset management	10,955	10,199	10,158	7%	—%
Other	372	345	248	8%	39%
Total non-interest revenues	15,033	13,515	12,965	11%	4%
Interest income	4,771	5,467	5,498	(13)%	(1)%
Interest expense	749	1,245	1,221	(40)%	2%
Net interest	4,022	4,222	4,277	(5)%	(1)%
Net revenues	19,055	17,737	17,242	7%	3%
Compensation and benefits	10,970	9,774	9,507	12%	3%
Non-compensation expenses	3,698	3,131	3,214	18%	(3)%
Total non-interest expenses	14,668	12,905	12,721	14%	1%
Income from continuing operations before income taxes	4,387	4,832	4,521	(9)%	7%
Provision for income taxes	1,026	1,104	1,049	(7)%	5%
Net income applicable to Morgan Stanley	$3,361	$3,728	$3,472	(10)%	7%
Acquisition of E*TRADE
On October 2, 2020, we completed the acquisition of E*TRADE principally via the issuance of approximately $11 billion of common shares. In addition, we issued $0.7 billion of preferred shares in exchange for E*TRADE’s existing preferred stock. The combination increases the scale and breadth of Morgan Stanley’s Wealth Management franchise, and positions us to be an industry leader in Wealth Management across all channels and wealth segments. From the acquisition date onward, the business activities of E*TRADE have been reported within the Wealth Management business segment. For additional information on the acquisition of E*TRADE, see Note 3 to the financial statements.
Wealth Management Metrics

	At or for the Year Ended
	December 31,
$ in billions	2020	2019
Total client assets	$3,999	$2,700
Net new assets[1]	$175.4	$97.8
U.S. Bank Subsidiary loans	$98.1	$80.1
Margin and other lending[2]	$23.1	$9.7
Deposits[3]	$306	$187
Weighted average cost of deposits[4]	0.24%	0.91%
1.Net new assets represents client inflows (including dividends and interest) less client outflows (excluding activity from business combinations/divestitures and the impact of fees and commissions).
2.Margin and other lending represents Wealth Management margin lending arrangements, which allow customers to borrow against the value of qualifying securities and Wealth Management other lending which includes non‐purpose securities-based lending on non‐bank entities.
3.Deposits reflect liabilities sourced from Wealth Management clients and other sources of funding on the U.S. Bank Subsidiaries. Deposits include sweep deposit programs, savings and other, and time deposits. Excludes approximately $25 billion of off-balance sheet deposits as of December 31, 2020.
4.Weighted average cost of deposits represents the annualized weighted average cost of deposits as of December 31, 2020 and December 31, 2019.

	At or for the Year Ended
$ in billions, except employee data and as otherwise noted	December 31,
	2020	2019	2018
Advisor-led channel:
Advisor-led client assets[1]	$3,167	$2,623	$2,254
Fee-based client assets[2]	$1,472	$1,267	$1,046
Fee-based asset flows[3]	$77.4	$64.9	$65.9
Fee-based client assets as a percentage of advisor-led client assets	46%	48%	46%
Wealth Management representatives (in thousands)	16	15	16

Self-directed channel:
Self-directed assets[4]	$832	$77	$49
Daily average revenue trades (“DARTs”) (in thousands)[5]	280	3	3
Self-directed households (in millions)[6]	6.7	1.6	1.1

Workplace channel:
Workplace unvested assets[7]	$435	$133	$13
Number of participants (in millions)[8]	4.9	2.7	1.0
1.Advisor-led client assets represents client assets in accounts that have a Wealth Management representative assigned.
2.Fee‐based client assets represents the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
3.Fee-based asset flows includes net new fee-based assets, net account transfers, dividends, interest and client fees, and excludes institutional cash management related activity. For a description of the Inflows and Outflows included in Fee-based asset flows, see Fee-based client assets herein.
4.Self-directed assets represents active accounts which are not advisor led. Active accounts are defined as having $25 or more in assets.
5.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period. DARTs for the fourth quarter of 2020 were 1,106 thousand, which includes the impact of the E*TRADE acquisition.
6.Self-directed households represents the total number of households that include at least one account with self-directed assets. Individual households or participants that are engaged in one or more of our Wealth Management channels will be included in each of the respective channel counts.
7.Workplace unvested assets represents the market value of public company securities at the end of the period.
8.Workplace participants represents total accounts with vested or unvested assets >$0 in the workplace channel. Individuals with accounts in multiple plans are counted as participants in each plan.

37	December 2020 Form 10-K

Management's Discussion and Analysis
Net Revenues
Transactional Revenues

				% Change
$ in millions	2020	2019	2018	2020	2019
Investment banking	$559	$509	$475	10%	7%
Trading	844	734	279	15%	163%
Commissions and fees	2,291	1,726	1,804	33%	(4)%
Total	$3,694	$2,969	$2,558	24%	16%
Transactional revenues of $3,694 million in 2020 increased 24% compared with the prior year, primarily as a result of higher Commissions and fees and higher Trading revenues.
•Trading revenues increased in 2020, primarily due to gains from investments associated with certain employee deferred compensation plans, partially offset by lower fixed income revenues.
•Commissions and fees increased in 2020, primarily due to increased client activity in equities, as well as order flow payments as a result of the E*TRADE acquisition.
Asset Management
Asset management revenues of $10,955 million in 2020 increased 7% compared with the prior year, due to higher fee-based asset levels in 2020 as a result of market appreciation and positive fee-based net flows, partially offset by lower average fee rates.
See “Fee-Based Client Assets Rollforwards” herein.
Net Interest
Net interest revenues of $4,022 million in 2020 decreased 5% compared with the prior year, primarily due to the net effect of lower interest rates, partially offset by growth in bank lending and increases in investment portfolio balances driven by higher brokerage sweep deposits, as well as incremental Net interest as a result of the E*TRADE acquisition.
Non-interest Expenses
Non-interest expenses of $14,668 million in 2020 increased 14% compared with the prior year, due to higher Compensation and benefits expenses and Non-compensation expenses.
•Compensation and benefits expenses increased, primarily due to an increase in the formulaic payout to Wealth Management representatives, driven by higher compensable revenues, incremental compensation as a result of the E*TRADE acquisition and integration-related expenses of $151 million, as well as higher expenses related to certain deferred compensation plans linked to investment performance.
•Non-compensation expenses increased, primarily due to incremental operating and other expenses as a result of the E*TRADE acquisition, integration-related expenses of $80 million, a regulatory charge in the third quarter of 2020 and
$52 million of E*TRADE-related intangible assets amortization. Partially offsetting these increases was lower marketing and business development expenses.
Fee-Based Client Assets Rollforwards

$ in billions	At December 31, 2019	Inflows	Outflows	Market Impact	At December 31, 2020
Separately managed[1]	$322	$48	$(25)	$14	$359
Unified managed	313	63	(43)	46	379
Advisor	155	33	(28)	17	177
Portfolio manager	435	86	(57)	45	509
Subtotal	$1,225	$230	$(153)	$122	$1,424
Cash management	42	28	(22)	—	48
Total fee-based client assets	$1,267	$258	$(175)	$122	$1,472

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	At December 31, 2019
Separately managed[1]	$279	$53	$(19)	$9	$322
Unified managed	257	48	(39)	47	313
Advisor	137	27	(32)	23	155
Portfolio manager	353	75	(48)	55	435
Subtotal	$1,026	$203	$(138)	$134	$1,225
Cash management	20	36	(14)	—	42
Total fee-based client assets	$1,046	$239	$(152)	$134	$1,267

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	At December 31, 2018
Separately managed[1]	$252	$40	$(18)	$5	$279
Unified managed	271	48	(34)	(28)	257
Advisor	149	29	(28)	(13)	137
Portfolio manager	353	71	(42)	(29)	353
Subtotal	$1,025	$188	$(122)	$(65)	$1,026
Cash management	20	16	(16)	—	20
Total fee-based client assets	$1,045	$204	$(138)	$(65)	$1,046
1.Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.
Average Fee Rates

Fee rate in bps	2020	2019	2018
Separately managed	14	15	16
Unified managed	99	100	99
Advisor	85	86	84
Portfolio manager	94	95	95
Subtotal	73	74	76
Cash management	5	6	6
Total fee-based client assets	70	73	74
•Inflows—include new accounts, account transfers, deposits, dividends and interest.
•Outflows—include closed or terminated accounts, account transfers, withdrawals and client fees.
•Market impact—includes realized and unrealized gains and losses on portfolio investments.
•Separately managed—accounts by which third-party and affiliated asset managers are engaged to manage clients’

December 2020 Form 10-K	38

Management's Discussion and Analysis
assets with investment decisions made by the asset manager. Only one third-party asset manager strategy can be held per account.
•Unified managed—accounts that provide the client with the ability to combine separately managed accounts, mutual funds and exchange-traded funds all in one aggregate account. Investment decisions and discretionary authority may be exercised by the client, financial advisor or portfolio manager. Also includes accounts that give the client the ability to systematically allocate assets across a wide range of mutual funds, for which the investment decisions are made by the client.
•Advisor—accounts where the investment decisions must be approved by the client and the financial advisor must obtain approval each time a change is made to the account or its investments.
•Portfolio manager—accounts where a financial advisor has discretion (contractually approved by the client) to make ongoing investment decisions without the client’s approval for each individual change.
•Cash management—accounts where the financial advisor provides discretionary cash management services to institutional clients, whereby securities or proceeds are invested and reinvested in accordance with the client’s investment criteria. Generally, the portfolio will be invested in short-term fixed income and cash equivalent investments.

39	December 2020 Form 10-K

Management's Discussion and Analysis
Investment Management
Income Statement Information

				% Change
$ in millions	2020	2019	2018	2020	2019
Revenues
Trading	$(34)	$(8)	$25	N/M	(132)%
Investments	808	1,213	254	(33)%	N/M
Commissions and fees	1	1	—	—%	N/M
Asset management	3,013	2,629	2,468	15%	7%
Other	(39)	(46)	(30)	15%	(53)%
Total non-interest revenues	3,749	3,789	2,717	(1)%	39%
Interest income	14	20	57	(30)%	(65)%
Interest expense	29	46	28	(37)%	64%
Net interest	(15)	(26)	29	42%	(190)%
Net revenues	3,734	3,763	2,746	(1)%	37%
Compensation and benefits	1,542	1,630	1,167	(5)%	40%
Non-compensation expenses	1,322	1,148	1,115	15%	3%
Total non-interest expenses	2,864	2,778	2,282	3%	22%
Income from continuing operations before income taxes	870	985	464	(12)%	112%
Provision for income taxes	171	193	73	(11)%	164%
Income from continuing operations	699	792	391	(12)%	103%
Income from discontinued operations, net of income taxes	—	—	2	N/M	(100)%
Net income	699	792	393	(12)%	102%
Net income applicable to noncontrolling interests	84	73	17	15%	N/M
Net income applicable to Morgan Stanley	$615	$719	$376	(14)%	91%

Net Revenues
Investments
Investments revenues of $808 million in 2020 decreased 33% compared with the prior year, primarily reflecting lower accrued carried interest in Asia private equity, real estate and infrastructure funds.
Asset Management
Asset management revenues of $3,013 million in 2020 increased 15% compared with the prior year primarily as a result of higher average AUM, driven by strong investment performance and positive net flows.
See “Assets Under Management or Supervision” herein.
Non-interest Expenses
Non-interest expenses of $2,864 million in 2020 increased 3% compared with the prior year as a result of higher Non-compensation expenses, partially offset by lower Compensation and benefits expenses.
•Compensation and benefits expenses decreased primarily as a result of lower compensation associated with carried interest, partially offset by increases in discretionary incentive compensation driven by higher Asset management revenues and higher expenses related to certain deferred compensation plans linked to investment performance.
•Non-compensation expenses increased primarily as a result of higher fee sharing paid to intermediaries on higher average AUM.

December 2020 Form 10-K	40

Management's Discussion and Analysis
Assets Under Management or Supervision
Rollforwards

$ in billions	At December 31, 2019	Inflows	Outflows	Market Impact	Other	At December 31, 2020
Equity	$138	$87	$(51)	$69	$(1)	$242
Fixed income	79	37	(29)	4	7	98
Alternative/ Other	139	26	(24)	5	7	153
Long-term AUM subtotal	356	150	(104)	78	13	493
Liquidity	196	1,584	(1,493)	1	—	288
Total AUM	$552	$1,734	$(1,597)	$79	$13	$781

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	Other	At December 31, 2019
Equity	$103	$39	$(31)	$28	$(1)	$138
Fixed income	68	25	(20)	5	1	79
Alternative/ Other	128	22	(17)	10	(4)	139
Long-term AUM subtotal	299	86	(68)	43	(4)	356
Liquidity	164	1,315	(1,283)	2	(2)	196
Total AUM	$463	$1,401	$(1,351)	$45	$(6)	$552

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	Other	At December 31, 2018
Equity	$105	$38	$(32)	$(8)	$—	$103
Fixed income	73	25	(27)	(2)	(1)	68
Alternative/ Other	128	22	(19)	(1)	(2)	128
Long-term AUM subtotal	306	85	(78)	(11)	(3)	299
Liquidity[1]	176	1,351	(1,362)	2	(3)	164
Total AUM	$482	$1,436	$(1,440)	$(9)	$(6)	$463
1.Included in Liquidity products outflows in 2018 is $18 billion related to the redesign of our brokerage sweep deposits program.
Average AUM

$ in billions	2020	2019	2018
Equity	$174	$124	$111
Fixed income	86	71	71
Alternative/Other	145	134	131
Long-term AUM subtotal	405	329	313
Liquidity	252	171	158
Total AUM	$657	$500	$471
Average Fee Rates

Fee rate in bps	2020	2019	2018
Equity	76	76	76
Fixed income	29	32	33
Alternative/Other	58	64	66
Long-term AUM	60	61	62
Liquidity	15	17	17
Total AUM	42	46	47
•Inflows—represent investments or commitments from new and existing clients in new or existing investment products, including reinvestments of client dividends and increases in invested capital. Inflows exclude the impact of exchanges, whereby a client changes positions within the same asset class.
•Outflows—represent redemptions from clients’ funds, transition of funds from the committed capital period to the invested capital period and decreases in invested capital. Outflows exclude the impact of exchanges, whereby a client changes positions within the same asset class.
•Market impact—includes realized and unrealized gains and losses on portfolio investments. This excludes any funds where market impact does not impact management fees.
•Other—contains both distributions and foreign currency impact for all periods and the impact of the Mesa West Capital, LLC acquisition in 2018. Distributions represent decreases in invested capital due to returns of capital after the investment period of a fund. It also includes fund dividends that the client has not reinvested. Foreign currency impact reflects foreign currency changes for non-U.S. dollar dominated funds.
•Alternative/Other—includes products in fund of funds, real estate, infrastructure, private equity and credit strategies, as well as multi-asset portfolios.

•Average fee rate—based on Asset management revenues, net of waivers, excluding performance-based fees and other non-management fees. For certain non-U.S. funds, it includes the portion of advisory fees that the advisor collects on behalf of third-party distributors. The payment of those fees to the distributor is included in Non-compensation expenses in the income statements.
Planned Acquisition of Eaton Vance
On October 8, 2020, we entered into a definitive agreement under which we will acquire Eaton Vance, a leading provider of advanced investment management strategies and wealth management solutions, in a cash and stock transaction valued, as of the announcement, at approximately $7 billion, based on the 3-day volume-weighted average price of our common stock prior to October 7, 2020 and the number of Eaton Vance’s fully diluted shares outstanding on October 7, 2020. Under the terms of the agreement, Eaton Vance common stockholders will receive $28.25 in cash and 0.5833 shares of our common shares for each Eaton Vance common share. In addition, Eaton Vance common shareholders as of December 4, 2020 received a one-time special cash dividend of $4.25 per share on December 18, 2020, which was paid by Eaton Vance. We currently expect to complete the acquisition on March 1, 2021. Completion of the transaction remains subject to customary closing conditions.

41	December 2020 Form 10-K

Management's Discussion and Analysis
Supplemental Financial Information
Income Tax Matters

$ in millions	2020	2019	2018
Effective tax rate	22.5%	18.3%	20.9%
Net discrete tax provisions (benefits)	$(122)	$(475)	$(368)
The increase in the Firm’s effective tax rate in 2020 compared with the prior year is primarily due to the higher level of earnings and lower net discrete tax benefits. In 2020, net discrete tax benefits were primarily related to the conversion of employee share-based awards.
The Firm’s effective tax rate for 2019 includes net discrete tax benefits primarily associated with remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations, as well as benefits related to conversion of employee share-based awards.
U.S. Bank Subsidiaries
Our U.S. bank subsidiaries, Morgan Stanley Bank N.A. (“MSBNA”), Morgan Stanley Private Bank, National Association (“MSPBNA”), E*TRADE Bank (“ETB”), and E*TRADE Savings Bank (“ETSB”) (collectively, “U.S. Bank Subsidiaries”) accept deposits, provide loans to a variety of customers, including large corporate and institutional clients as well as high net worth individuals, and invest in securities. Lending activity recorded in the U.S. Bank Subsidiaries from the Institutional Securities business segment primarily includes secured lending facilities, commercial and residential real estate loans, and corporate loans. Lending activity recorded in the U.S. Bank Subsidiaries from the Wealth Management business segment primarily includes securities-based lending, which allows clients to borrow money against the value of qualifying securities, and residential real estate loans.
For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk.” For a further discussion about loans and lending commitments, see Notes 10 and 15 to the financial statements.
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At December 31, 2020	At December 31, 2019
Investment securities portfolio:
Investment securities—AFS	$90.3	$42.4
Investment securities—HTM	52.6	26.1
Total investment securities	$142.9	$68.5
Wealth Management Loans
Residential real estate	$35.2	$30.2
Securities-based lending and other[2]	62.9	49.9
Total	$98.1	$80.1
Institutional Securities Loans[3]
Corporate[4]	$7.9	$5.6
Secured lending facilities	27.4	26.8
Commercial and Residential real estate	10.1	12.0
Securities-based lending and Other	5.4	5.4
Total	$50.8	$49.8
Total Assets	$346.5	$219.6
Deposits[5]	$309.7	$189.3
1.Amounts exclude transactions between the bank subsidiaries, as well as deposits from the Parent Company and affiliates.
2.Other loans primarily include tailored lending.
3.Prior periods have been conformed to the current presentation.
4.For a further discussion of corporate loans in the Institutional Securities business segment, see “Credit Risk—Institutional Securities Corporate Loans” herein.
5.For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Unsecured Financing” herein.
Other Matters
Deferred Cash-Based Compensation
The Firm sponsors a number of employee deferred cash-based compensation programs, which generally contain vesting, clawback and cancellation provisions. For the 2020 performance year, deferred cash-based compensation was awarded to a reduced group of eligible employees compared with the prior year. Additionally in 2020, certain changes to our compensation deferral formula resulted in less cash-based compensation being deferred.
Employees are permitted to allocate the value of their deferred awards among a menu of notional investments, whereby the value of their awards will track the performance of the referenced notional investments. The menu of investments, which is selected by the Firm, includes fixed income, equity, commodity and money market funds.
Compensation expense for deferred cash-based compensation awards is calculated based on the notional value of the award granted, adjusted for changes in the fair value of the referenced investments that employees select. Compensation expense is recognized over the vesting period relevant to each separately vesting portion of deferred awards.
The Firm invests directly, as a principal, in financial instruments and other investments to economically hedge certain of its obligations under these deferred cash-based compensation plans. Changes in the value of such investments

December 2020 Form 10-K	42

Management's Discussion and Analysis
are recorded in Trading and Investments revenues. Although changes in compensation expense resulting from changes in the fair value of the referenced investments will generally be offset by changes in the fair value of investments made by the Firm, there is typically a timing difference between the immediate recognition of gains and losses on the Firm’s investments and the deferred recognition of the related compensation expense over the vesting period. While this timing difference is generally not material to Income from continuing operations before income taxes in any individual period, it may impact Firm reported ratios (e.g., the Expense efficiency ratio) in certain periods. At December 31, 2020, substantially all employee notional investments that subjected the Firm to price risk were hedged.
Amounts Recognized in Compensation Expense

$ in millions	2020	2019	2018
Deferred cash-based awards	$1,263	$1,233	$1,174
Return on referenced investments	856	645	(48)
Total recognized in compensation expense	$2,119	$1,878	$1,126
Amounts Recognized in Compensation Expense by Segment

$ in millions	2020	2019	2018
Institutional Securities	$851	$916	$611
Wealth Management	1,000	760	346
Investment Management	268	202	169
Total recognized in compensation expense	$2,119	$1,878	$1,126
Projected Future Compensation Obligation1

$ in millions
Award liabilities at December 31, 2020[2,3]	$6,247
Fully vested amounts to be distributed by the end of February 2021[4]	(1,298)
Unrecognized portion of prior awards at December 31, 2020[3]	1,311
2020 performance year awards granted in 2021[3]	290
Total[5]	$6,550
1.Amounts relate to performance years 2020 and prior.
2.Balance is reflected in Other liabilities and accrued expenses in the balance sheet as of December 31, 2020.
3.Amounts do not include assumptions regarding cancellations, accelerations or assumptions about future market conditions with respect to referenced investments.
4.Distributions after February of each year are generally immaterial.
5.Of the total projected future compensation obligation, approximately 30% relates to Institutional Securities, approximately 60% relates to Wealth Management and approximately 10% relates to Investment Management.
The previous table presents a rollforward of the Firm’s estimated projected future compensation obligation for existing deferred cash-based compensation awards, exclusive of any assumptions about future market conditions with respect to referenced investments.
Projected Future Compensation Expense1

$ in millions
Estimated to be recognized in:
2021	$680
2022	312
Thereafter	609
Total[2]	$1,601
1.Amounts relate to performance years 2020 and prior.
2.Amounts do not include assumptions regarding cancellations, accelerations or assumptions about future market conditions with respect to referenced investments.
The previous table sets forth an estimate of compensation expense associated with the Projected Future Compensation Obligation. Our projected future compensation obligation and expense for deferred cash-based compensation for performance years 2020 and prior are forward-looking statements subject to uncertainty. Actual results may be materially affected by various factors, including, among other things: the performance of each participant’s referenced investments; changes in market conditions; participants’ allocation of their deferred awards; and participant cancellations or accelerations. See “Forward-Looking Statements” and “Risk Factors” for additional information.
For further information on the Firm’s deferred stock-based plans and carried interest compensation, which are excluded from the previous tables, see Notes 2 and 20 to the financial statements.
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
Fair Value
Financial Instruments Measured at Fair Value
A significant number of our financial instruments are carried at fair value. We make estimates regarding the valuation of assets and liabilities measured at fair value in preparing the financial statements. These assets and liabilities include, but are not limited to:
•Trading assets and Trading liabilities;
•Investment Securities—AFS;
•Certain Securities purchased under agreements to resell;
•Certain Deposits, primarily certificates of deposit;
•Certain Securities sold under agreements to repurchase;

43	December 2020 Form 10-K

Management's Discussion and Analysis
•Certain Other secured financings; and
•Certain Borrowings.
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
In periods of market disruption, the observability of prices and inputs may be reduced for many instruments, which could cause an instrument to be recategorized from Level 1 to Level 2 or from Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the definition of fair value, Level 1, Level 2, Level 3 and related valuation techniques, and quantitative information about and sensitivity of significant unobservable inputs used in Level 3 fair value measurements, see Notes 2 and 5 to the financial statements.
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
Intangible Assets
Amortizable intangible assets are initially recorded at cost, or in the situation where acquired as part of a business combination, at the fair value determined as part of the acquisition method of accounting. Subsequently, they are carried in the balance sheets at amortized cost, where amortization is recognized over their estimated useful lives.
When certain events or circumstances exist, amortizable intangible assets are reviewed for impairment on an interim basis. An impairment exists when the carrying amount of the intangible asset exceeds its fair value. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The carrying amount of the intangible asset is not recoverable if it exceeds the sum of the expected undiscounted cash flows.
The initial valuation of an intangible asset as part of the acquisition method of accounting and the subsequent valuation of intangible assets as part of impairment assessments are subjective and based, in part, on inputs that are unobservable. These inputs include, but are not limited to, forecasted cash flows, revenue growth rates, customer attrition rates and discount rates.
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
See Notes 2, 3 and 11 to the financial statements for additional information about goodwill and intangible assets.

December 2020 Form 10-K	44

Management's Discussion and Analysis
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
In many proceedings and investigations, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is not always possible to reasonably estimate the size of the possible loss or range of loss, particularly for proceedings and investigations where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, disgorgement or penalties. Numerous issues may need to be resolved before a loss or additional loss or range of loss or additional range of loss can be reasonably estimated for a proceeding or investigation, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages or other relief, and addressing novel or unsettled legal questions relevant to the proceedings or investigations in question.
Significant judgment is required in deciding when and if to make these accruals, and the actual cost of a legal claim or regulatory fine/penalty may ultimately be materially different from the recorded accruals.
See Note 15 to the financial statements for additional information on legal contingencies.
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

45	December 2020 Form 10-K

Management's Discussion and Analysis
a tax assessment may ultimately be materially different from the recorded accruals and unrecognized tax benefits, if any.
See Note 2 to the financial statements for additional information on our significant assumptions, judgments and interpretations associated with the accounting for income taxes and Note 22 to the financial statements for additional information on our tax examinations.
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
Total Assets by Business Segment

	At December 31, 2020
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$74,281	$31,275	$98	$105,654
Trading assets at fair value	308,413	280	4,045	312,738
Investment securities	41,630	140,524	—	182,154
Securities purchased under agreements to resell	84,998	31,236	—	116,234
Securities borrowed	110,480	1,911	—	112,391
Customer and other receivables	67,085	29,781	871	97,737
Loans[1]	52,449	98,130	18	150,597
Other assets[2]	13,986	22,458	1,913	38,357
Total assets	$753,322	$355,595	$6,945	$1,115,862

	At December 31, 2019
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$67,657	$14,247	$267	$82,171
Trading assets at fair value	293,477	47	3,586	297,110
Investment securities	38,524	67,201	—	105,725
Securities purchased under agreements to resell	80,744	7,480	—	88,224
Securities borrowed	106,199	350	—	106,549
Customer and other receivables	39,743	15,190	713	55,646
Loans[1]	50,557	80,075	5	130,637
Other assets[2]	14,300	13,092	1,975	29,367
Total assets	$691,201	$197,682	$6,546	$895,429
IS—Institutional Securities
WM—Wealth Management
IM—Investment Management
1.Amounts include loans held for investment, net of allowance, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 10 to the financial statements).
2.Other assets primarily includes Goodwill and Intangible assets, premises, equipment and software, ROU assets related to leases, other investments, and deferred tax assets.
A substantial portion of total assets consists of liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from sales and trading activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio, comprising Investment securities, Cash and cash equivalents and Securities purchased under agreements to resell. Total assets increased to $1,116 billion at December 31, 2020 compared with $895 billion at December 31, 2019.
Wealth Management’s assets increased primarily from the acquisition of E*TRADE, as well as growth in Loans and increases in the investment portfolio as a result of significantly higher deposits.
Institutional Securities’ assets were also higher, reflecting increases within Customer and other receivables, principally within Equity financing, and Trading assets, primarily U.S. Treasury and agency securities.
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
The following principles guide our Liquidity Risk Management Framework:
•Sufficient Liquidity Resources should be maintained to cover maturing liabilities and other planned and contingent outflows;
•Maturity profile of assets and liabilities should be aligned, with limited reliance on short-term funding;
•Source, counterparty, currency, region and term of funding should be diversified; and

December 2020 Form 10-K	46

Management's Discussion and Analysis
•Liquidity Stress Tests should anticipate, and account for, periods of limited access to funding.
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
The assumptions used by us in our various Liquidity Stress Test scenarios include, but are not limited to, the following:
•No government support;
•No access to equity and unsecured debt markets;
•Repayment of all unsecured debt maturing within the stress horizon;
•Higher haircuts for and significantly lower availability of secured funding;
•Additional collateral that would be required by trading counterparties, certain exchanges and clearing organizations related to credit rating downgrades;
•Additional collateral that would be required due to collateral substitutions, collateral disputes and uncalled collateral;
•Discretionary unsecured debt buybacks;
•Drawdowns on lending commitments provided to third parties; and
•Client cash withdrawals and reduction in customer short positions that fund long positions.
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
At December 31, 2020 and December 31, 2019, we maintained sufficient Liquidity Resources to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
The amount of Liquidity Resources we hold is based on our risk tolerance and is subject to change depending on market and Firm-specific events. The Liquidity Resources are primarily held within the Parent Company and its major operating subsidiaries. The Total HQLA values in the tables immediately following are different from Eligible HQLA, which, in accordance with the LCR rule, also takes into account certain regulatory weightings and other operational considerations.
Liquidity Resources by Type of Investment1

$ in millions	At December 31, 2020	At December 31, 2019
Cash deposits with central banks	$49,669	$35,025
Unencumbered HQLA securities[2]:
U.S. government obligations	136,555	88,754
U.S. agency and agency mortgage-backed securities	99,659	50,732
Non-U.S. sovereign obligations[3]	39,745	29,909
Other investment grade securities	2,053	1,591
Total HQLA[2]	$327,681	$206,011
Cash deposits with banks (non-HQLA)	10,942	9,857
Total Liquidity Resources	$338,623	$215,868
1.In the first quarter of 2020, we changed our internal measure of liquidity from the Global Liquidity Reserve to Liquidity Resources, which is more closely aligned with the regulatory definition of HQLA. Prior periods have been recast to conform to the current presentation.
2.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
3.Primarily composed of unencumbered U.K., Japanese, French, German and Dutch government obligations.

47	December 2020 Form 10-K

Management's Discussion and Analysis
Liquidity Resources by Bank and Non-Bank Legal Entities1

	At December 31, 2020	At December 31, 2019	Average Daily Balance Three Months Ended
$ in millions			December 31, 2020
Bank legal entities
Domestic	$178,033	$75,894	$166,516
Foreign	7,670	4,049	7,423
Total Bank legal entities	185,703	79,943	173,939
Non-Bank legal entities
Domestic:
Parent Company	59,468	53,128	59,803
Non-Parent Company	33,368	28,905	34,712
Total Domestic	92,836	82,033	94,515
Foreign	60,084	53,892	57,364
Total Non-Bank legal entities	152,920	135,925	151,879
Total Liquidity Resources	$338,623	$215,868	$325,818
1. In the first quarter of 2020, we changed our internal measure of liquidity from the Global Liquidity Reserve to Liquidity Resources, which is more closely aligned with the regulatory definition of HQLA. Prior periods have been recast to conform to the current presentation.
Liquidity Resources may fluctuate from period to period based on the overall size and composition of our balance sheet, the maturity profile of our unsecured debt and estimates of funding needs in a stressed environment, among other factors. Liquidity Resources increased in 2020 primarily due to an increase in deposits, including incremental deposits as a result of the E*TRADE acquisition.
Regulatory Liquidity Framework
Liquidity Coverage Ratio
The Firm, MSBNA and MSPBNA are required to comply with, and subject to a transition period, ETB will be required to comply with, LCR requirements, including a requirement to calculate each entity’s LCR on each business day. The requirements are designed to ensure that banking organizations have sufficient Eligible HQLA to cover net cash outflows arising from significant stress over 30 calendar days, thus promoting the short-term resilience of the liquidity risk profile of banking organizations. In determining Eligible HQLA for LCR purposes, weightings (or asset haircuts) are applied to HQLA, and certain HQLA held in subsidiaries is excluded.
As of December 31, 2020, the Firm, MSBNA and MSPBNA are compliant with the minimum required LCR of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2020	September 30, 2020
Eligible HQLA[1]
Cash deposits with central banks	$43,596	$36,481
Securities[2]	162,509	170,817
Total Eligible HQLA[1]	$206,105	$207,298
LCR	129%	136%
1.Under the LCR rule, Eligible HQLA is calculated using weightings and excluding certain HQLA held in subsidiaries.
2.Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
Net Stable Funding Ratio
The U.S. banking agencies have finalized a rule to implement the NSFR, which requires large banking organizations to maintain sufficiently stable sources of funding over a one-year time horizon, and will apply to us, MSBNA, MSPBNA and ETB. These requirements become effective on July 1, 2021 and we will be in compliance with the final rule by the effective date.
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

December 2020 Form 10-K	48

Management's Discussion and Analysis
To further minimize the refinancing risk of secured financing for less liquid assets, we have established concentration limits to diversify our investor base and reduce the amount of monthly maturities for secured financing of less liquid assets. Furthermore, we obtain term secured funding liabilities in excess of less liquid inventory as an additional risk mitigant to replace maturing trades in the event that secured financing markets, or our ability to access them, become limited. As a component of the Liquidity Risk Management Framework, we hold a portion of our Liquidity Resources against the potential disruption to our secured financing capabilities.
We generally maintain a pool of liquid and easily fundable securities, which takes into account HQLA classifications consistent with LCR definitions, and other regulatory requirements, and provides a valuable future source of liquidity.
Collateralized Financing Transactions

$ in millions	At December 31, 2020	At December 31, 2019
Securities purchased under agreements to resell and Securities borrowed	$228,625	$194,773
Securities sold under agreements to repurchase and Securities loaned	$58,318	$62,706
Securities received as collateral[1]	$4,277	$13,022

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2020	December 31, 2019
Securities purchased under agreements to resell and Securities borrowed	$195,376	$210,257
Securities sold under agreements to repurchase and Securities loaned	$54,528	$64,870
1.Included within Trading assets in the balance sheets.

See “Total Assets by Business Segment” herein for more details on the assets shown in the previous table and Notes 2 and 9 to the financial statements for more details on collateralized financing transactions.
In addition to the collateralized financing transactions shown in the previous table, we engage in financing transactions collateralized by customer-owned securities, which are segregated in accordance with regulatory requirements. Receivables under these financing transactions, primarily margin loans, are included in Customer and other receivables in the balance sheets, and payables under these financing transactions, primarily to prime brokerage customers, are included in Customer and other payables in the balance sheets. Our risk exposure on these transactions is mitigated by collateral maintenance policies and the elements of our Liquidity Risk Management Framework.
Unsecured Financing
We view deposits and borrowings as stable sources of funding for unencumbered securities and non-security assets. Our unsecured financings include borrowings and certificates of deposit carried at fair value, which are primarily composed of:
instruments whose payments and redemption values are linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures; and instruments with various interest-rate-related features, including step-ups, step-downs and zero coupons. As part of our asset/liability management strategy, when appropriate, we use derivatives to make adjustments to the interest rate risk profile of our borrowings (see Notes 7 and 14 to the financial statements).
Deposits

$ in millions	At December 31, 2020	At December 31, 2019
Savings and demand deposits:
Brokerage sweep deposits[1]	$232,071	$121,077
Savings and other	47,150	28,388
Total Savings and demand deposits	279,221	149,465
Time deposits	31,561	40,891
Total[2]	$310,782	$190,356
1.Amounts represent balances swept from client brokerage accounts.
2.Excludes approximately $25 billion of off-balance sheet deposits at unaffiliated financial institutions as of December 31, 2020. Client cash held by third parties is not reflected in our balance sheets and is not immediately available for liquidity purposes.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. Total deposits increased in 2020, primarily driven by increases in brokerage sweep and savings deposits, including incremental deposits as a result of the acquisition of E*TRADE.
Borrowings by Remaining Maturity at December 31, 20201

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$1	$3,690	$3,691
Original maturities greater than one year
2021	$17,670	$6,571	$24,241
2022	16,612	5,597	22,209
2023	17,152	5,738	22,890
2024	16,109	5,618	21,727
2025	11,336	7,300	18,636
Thereafter	80,943	22,742	103,685
Total	$159,822	$53,566	$213,388
Total Borrowings	$159,823	$57,256	$217,079
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.

Borrowings of $217 billion as of December 31, 2020 increased compared with $193 billion at December 31, 2019, primarily as a result of issuances net of maturities and redemptions, as well as fair value adjustments.
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

49	December 2020 Form 10-K

Management's Discussion and Analysis
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
For further information on Borrowings, see Note 14 to the financial statements.
Credit Ratings
We rely on external sources to finance a significant portion of our daily operations. The cost and availability of financing generally are impacted by our credit ratings, among other things. In addition, our credit ratings can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as certain OTC derivative transactions. When determining credit ratings, rating agencies consider both company-specific and industry-wide factors. These include regulatory or legislative changes, the macroeconomic environment and perceived levels of support, among other things. See also “Risk Factors— Liquidity Risk.”
Parent Company, MSBNA and MSPBNA Issuer Ratings at February 19, 2021

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
On October 2, 2020, Moody’s Investors Service, Inc. (“Moody’s”) upgraded the issuer ratings of the Parent Company from A3 to A2, and MSBNA and MSPBNA from A1 to Aa3. On January 27, 2021, Moody's upgraded the issuer ratings of the Parent Company from A2 to A1.
On November 20, 2020, Fitch Ratings, Inc. revised the Parent Company and MSBNA outlooks from Negative to Stable.
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
Common Stock Repurchases

in millions, except for per share data	2020	2019	2018
Number of shares	29	121	97
Average price per share	$46.01	$44.23	$50.08
Total	$1,347	$5,360	$4,860
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Action Supervisory Restrictions” herein.
For further information on our common stock repurchases, see Note 18 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	January 20, 2021
Amount per share	$0.35
Date paid	February 12, 2021
Shareholders of record as of	January 29, 2021

December 2020 Form 10-K	50

Management's Discussion and Analysis
For additional information on our common stock dividends, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Action Supervisory Restrictions” herein.
Preferred Stock Dividend Announcement

Announcement date	December 15, 2020
Date paid	January 15, 2021
Shareholders of record as of	December 31, 2020
For additional information on common and preferred stock, see Note 18 to the financial statements.
Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
We enter into various off-balance sheet arrangements, including through unconsolidated SPEs and lending-related financial instruments (e.g., guarantees and commitments), primarily in connection with the Institutional Securities and Investment Management business segments.
We utilize SPEs primarily in connection with securitization activities. For information on our securitization activities, see Note 16 to the financial statements.
For information on our commitments, obligations under certain guarantee arrangements and indemnities, see Note 15 to the financial statements. For further information on our lending commitments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Loans and Lending Commitments” herein.
Contractual Obligations

	At December 31, 2020
	Payments Due in:
$ in millions	2021	2022-2023	2024-2025	Thereafter	Total
Borrowings[1]	$24,241	$45,099	$40,363	$103,685	$213,388
Other secured financings[1]	1,655	1,684	134	408	3,881
Contractual interest payments[2]	3,952	6,714	5,254	15,886	31,806
Time deposits—principal and interest payments	18,681	9,075	3,496	513	31,765
Operating leases— premises[3]	841	1,533	1,171	2,685	6,230
Purchase obligations[4]	1,297	1,037	319	175	2,828
Total[5]	$50,667	$65,142	$50,737	$123,352	$289,898
1.Amounts presented for Borrowings and Other secured financings are financings with original maturities greater than one year. For further information on Borrowings and Other secured financings, see Note 14 to the financial statements.
2.Amounts represent estimated future contractual interest payments related to certain unsecured borrowings with original maturities greater than one year based on applicable interest rates at December 31, 2020. For additional information on borrowings carried at fair value, see Note 14 to the financial statements.
3.For further information on operating leases covering premises and equipment, see Note 12 to the financial statements.
4.Purchase obligations for goods and services include payments for, among other things, consulting, outsourcing, computer and telecommunications maintenance agreements, and certain transmission, transportation and storage contracts related to the commodities business.
5.Amounts exclude unrecognized tax benefits, as the timing and amount of future cash payments are not determinable at this time (see Note 22 to the financial statements for further information).
Regulatory Requirements
Regulatory Capital Framework
We are an FHC under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and are subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for us, including “well-capitalized” standards, and evaluates our compliance with such capital requirements. Regulatory capital requirements established by the Federal Reserve are largely based on the Basel III capital standards established by the Basel Committee and also implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The OCC establishes similar capital requirements and standards for our U.S. Bank Subsidiaries. For us to remain an FHC, we must remain well-capitalized in accordance with standards established by the Federal Reserve, and our U.S. Bank Subsidiaries must remain well-capitalized in accordance with standards established by the OCC. For additional information on regulatory capital requirements for our U.S. Bank Subsidiaries, see Note 17 to the financial statements.
Regulatory Capital Requirements
We are required to maintain minimum risk-based and leverage-based capital and TLAC ratios. For additional information on TLAC, see “Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” herein.

51	December 2020 Form 10-K

Management's Discussion and Analysis
Risk-Based Regulatory Capital. Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital). Capital standards require certain adjustments to, and deductions from, capital for purposes of determining these ratios.
Risk-Based Regulatory Capital Ratio Requirements

	At December 31, 2020		At December 31, 2019
	Standardized	Advanced	Standardized and Advanced
Capital buffers
Capital conservation buffer	—	2.5%	2.5%
Stress capital buffer (“SCB”)[1]	5.7%	N/A	N/A
G-SIB capital surcharge[2]	3.0%	3.0%	3.0%
CCyB[3]	0%	0%	0%
Capital buffer requirement[4]	8.7%	5.5%	5.5%

		At December 31, 2020		At December 31, 2019
	Regulatory Minimum	Standardized	Advanced	Standardized and Advanced
Required ratios[5]
Common Equity Tier 1 capital ratio	4.5%	13.2%	10.0%	10.0%
Tier 1 capital ratio	6.0%	14.7%	11.5%	11.5%
Total capital ratio	8.0%	16.7%	13.5%	13.5%
1.For additional information on the SCB, see “Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
2.For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” herein.
3.The CCyB can be set up to 2.5% but is currently set by the U.S. banking agencies at zero.
4.The capital buffer requirement represents the amount of Common Equity Tier 1 capital we must maintain above the minimum risk-based capital requirements in order to avoid restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. Beginning October 1, 2020, our Standardized Approach capital buffer requirement is equal to the sum of our SCB, G-SIB capital surcharge and CCyB, and our Advanced Approach capital buffer requirement is equal to our 2.5% capital conservation buffer, G-SIB capital surcharge and CCyB.
5.Required ratios under the Standardized and Advanced Approaches represent the regulatory minimum plus the capital buffer requirement.
Risk-Weighted Assets. RWA reflects both our on- and off-balance sheet risk, as well as capital charges attributable to the risk of loss arising from the following:
•Credit risk: The failure of a borrower, counterparty or issuer to meet its financial obligations to us;
•Market risk: Adverse changes in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as market liquidity; and
•Operational risk: Inadequate or failed processes or systems, from human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets).

Our risk-based capital ratios are computed under both (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights.
Leverage-Based Regulatory Capital. Minimum leverage-based capital requirements include a Tier 1 leverage ratio and an SLR. We are required to maintain an SLR of 5%, inclusive of an enhanced SLR capital buffer of at least 2%.

As of December 31, 2020, our risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period. For further information, see “Liquidity and Capital Resources —Regulatory Requirements—Regulatory Developments” herein.
Regulatory Capital Ratios

	Standardized		Advanced
	Required Ratio[1]	At December 31, 2020	Required Ratio[1]	At December 31, 2020
$ in millions
Risk-based capital
Common Equity Tier 1 capital		$78,650		$78,650
Tier 1 capital		88,079		88,079
Total capital		97,213		96,994
Total RWA		453,106		445,151
Common Equity Tier 1 capital ratio	13.2%	17.4%	10.0%	17.7%
Tier 1 capital ratio	14.7%	19.4%	11.5%	19.8%
Total capital ratio	16.7%	21.5%	13.5%	21.8%

$ in millions			Required Ratio[1]	At December 31, 2020
Leverage-based capital
Adjusted average assets[2]				$1,053,310
Tier 1 leverage ratio			4.0%	8.4%
Supplementary leverage exposure[3,4]				$1,192,506
SLR[4]			5.0%	7.4%

December 2020 Form 10-K	52

Management's Discussion and Analysis

	At December 31, 2019
	Required Ratio[1]
$ in millions		Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$64,751	$64,751
Tier 1 capital		73,443	73,443
Total capital		82,708	82,423
Total RWA		394,177	382,496
Common Equity Tier 1 capital ratio	10.0%	16.4%	16.9%
Tier 1 capital ratio	11.5%	18.6%	19.2%
Total capital ratio	13.5%	21.0%	21.5%

$ in millions		Required Ratio[1]	At December 31, 2019
Leverage-based capital
Adjusted average assets[2]			$889,195
Tier 1 leverage ratio		4.0%	8.3%
Supplementary leverage exposure[3]			$1,155,177
SLR		5.0%	6.4%
1.Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.
2.Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets for the quarters ending on the respective balance sheet dates, reduced by disallowed goodwill, intangible assets, investments in covered funds, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments, certain deferred tax assets and other capital deductions.
3.Supplementary leverage exposure is the sum of Adjusted average assets used in the Tier 1 leverage ratio and other adjustments, primarily: (i) for derivatives, potential future exposure and the effective notional principal amount of sold credit protection offset by qualifying purchased credit protection; (ii) the counterparty credit risk for repo-style transactions; and (iii) the credit equivalent amount for off-balance sheet exposures.
4.Based on a Federal Reserve interim final rule in effect until March 31, 2021, our SLR and Supplementary leverage exposure as of December 31, 2020 reflect the exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks. As of December 31, 2020, the impact of the interim final rule on our SLR was an increase of 80 bps. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” herein.
Regulatory Capital

$ in millions	At December 31, 2020	At December 31, 2019	Change
Common Equity Tier 1 capital
Common stock and surplus	$15,799	$5,228	$10,571
Retained earnings	78,978	70,589	8,389
AOCI	(1,962)	(2,788)	826
Regulatory adjustments and deductions:
Net goodwill	(11,527)	(7,081)	(4,446)
Net intangible assets	(4,165)	(2,012)	(2,153)
Other adjustments and deductions[1]	1,527	815	712
Total Common Equity Tier 1 capital	$78,650	$64,751	$13,899
Additional Tier 1 capital
Preferred stock	$9,250	$8,520	$730
Noncontrolling interests	619	607	12
Additional Tier 1 capital	$9,869	$9,127	$742
Deduction for investments in covered funds	(440)	(435)	(5)
Total Tier 1 capital	$88,079	$73,443	$14,636
Standardized Tier 2 capital
Subordinated debt	$7,737	$8,538	$(801)
Noncontrolling interests	146	143	3
Eligible allowance for credit losses	1,265	590	675
Other adjustments and deductions	(14)	(6)	(8)
Total Standardized Tier 2 capital	$9,134	$9,265	$(131)
Total Standardized capital	$97,213	$82,708	$14,505
Advanced Tier 2 capital
Subordinated debt	$7,737	$8,538	$(801)
Noncontrolling interests	146	143	3
Eligible credit reserves	1,046	305	741
Other adjustments and deductions	(14)	(6)	(8)
Total Advanced Tier 2 capital	$8,915	$8,980	$(65)
Total Advanced capital	$96,994	$82,423	$14,571
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

The increase in Common Equity Tier 1 capital compared with December 31, 2019 was primarily the result of a net increase in Retained earnings and the impact of the E*TRADE acquisition.

53	December 2020 Form 10-K

Management's Discussion and Analysis
RWA Rollforward

	2020
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2019	$342,684	$228,927
Change related to the following items:
Derivatives	17,003	35,426
Securities financing transactions	(486)	1,921
Securitizations	(1,683)	(3,261)
Investment securities	10,950	8,587
Commitments, guarantees and loans	9,892	3,745
Cash	2,416	2,678
Equity investments	3,796	4,004
Other credit risk[1]	2,494	2,903
Total change in credit risk RWA	$44,382	$56,003
Balance at December 31, 2020	$387,066	$284,930
Market risk RWA
Balance at December 31, 2019	$51,493	$51,597
Change related to the following items:
Regulatory VaR	8,578	8,578
Regulatory stressed VaR	975	975
Incremental risk charge	1,968	1,968
Comprehensive risk measure	145	41
Specific risk:
Non-securitizations	2,938	2,938
Securitizations	(57)	(57)
Total change in market risk RWA	$14,547	$14,443
Balance at December 31, 2020	$66,040	$66,040
Operational risk RWA
Balance at December 31, 2019	N/A	$101,972
Change in operational risk RWA	N/A	(7,791)
Balance at December 31, 2020	N/A	$94,181
Total RWA	$453,106	$445,151
Regulatory VaR—VaR for regulatory capital requirements
1.Amounts reflect assets not in a defined category, non-material portfolios of exposures and unsettled transactions, as applicable.
Credit risk RWA increased in 2020 under both the Standardized and Advanced Approaches, primarily from an increase in Derivatives exposures driven by market volatility and an increase in Investment securities mainly as a result of the E*TRADE acquisition. The increase was also driven by Lending commitments within the Wealth Management and Institutional Securities business segments and an increase in Equity investments due to higher exposure and market value gains. In addition, credit risk RWA under the Advanced Approach increased for CVA, mainly due to increased exposure in Derivatives and higher credit spread volatility.
Market risk RWA increased in 2020 under both the Standardized and Advanced Approaches primarily due to an increase in Regulatory VaR mainly as a result of higher market volatility.
The decrease in operational risk RWA under the Advanced Approach in 2020 reflects a decline in the frequency and severity of litigation-related losses.
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

December 2020 Form 10-K	54

Management's Discussion and Analysis
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At December 31, 2020	At December 31, 2019
External TLAC[2]			$216,129	$196,888
External TLAC as a % of RWA	18.0%	21.5%	47.7%	49.9%
External TLAC as a % of leverage exposure	7.5%	9.5%	18.1%	17.0%
Eligible LTD[3]			$120,561	$113,624
Eligible LTD as a % of RWA	9.0%	9.0%	26.6%	28.8%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	10.1%	9.8%
1.Required ratios are inclusive of applicable buffers. The final rule imposes TLAC buffer requirements on top of both the risk-based and leverage exposure-based external TLAC minimum requirements. The risk-based TLAC buffer is equal to the sum of 2.5%, our Method 1 G-SIB surcharge and the CCyB, if any, as a percentage of total RWA. The leverage exposure-based TLAC buffer is equal to 2% of our total leverage exposure. Failure to maintain the buffers would result in restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.
2.External TLAC consists of Common Equity Tier 1 capital and Additional Tier 1 capital (each excluding any noncontrolling minority interests), as well as eligible LTD.
3.Consists of TLAC-eligible LTD reduced by 50% for amounts of unpaid principal due to be paid in more than one year but less than two years from each respective balance sheet date.
Furthermore, under the clean holding company requirements of the final rule, a covered BHC is prohibited from incurring any external debt with an original maturity of less than one year or certain other liabilities, regardless of whether the liabilities are fully secured or otherwise senior to eligible LTD, or entering into certain other prohibited transactions. Certain other external liabilities, including those with certain embedded features noted above, are subject to a cap equal to 5% of the covered BHC’s outstanding external TLAC amount. We are in compliance with all TLAC requirements as of December 31, 2020.
Additionally, the U.S. banking agencies have issued a final rule that, among other things, modifies the regulatory capital framework for large U.S. banking organizations, including us and our U.S. Bank Subsidiaries. Under the final rule, such organizations are required to make certain deductions from regulatory capital for their investments in certain unsecured debt instruments (including eligible LTD in the TLAC framework) issued by the Parent Company and other G-SIBs. These requirements become effective on April 1, 2021, and we expect to be in compliance with the final rule by the effective date.
Capital Plans, Stress Tests and the Stress Capital Buffer
Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large BHCs, which form part of the Federal Reserve’s annual CCAR framework.
We must submit, on at least an annual basis, a capital plan to the Federal Reserve, taking into account the results of separate annual stress tests designed by us and the Federal
Reserve, so that the Federal Reserve may assess our systems and processes that incorporate forward-looking projections of revenues and losses to monitor and maintain our internal capital adequacy. As banks with less than $250 billion of total assets, our U.S. Bank Subsidiaries are not subject to company-run stress test regulatory requirements.
The capital plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance or redemption of a debt or equity capital instrument, any capital distribution (i.e., payments of dividends or stock repurchases) and any similar action that the Federal Reserve determines could impact our consolidated capital. The capital plan must include a discussion of how we will maintain capital above the minimum regulatory capital ratios, and how we will serve as a source of strength to our U.S. Bank Subsidiaries under supervisory stress scenarios. In addition, the Federal Reserve has issued guidance setting out its heightened expectations for capital planning practices at certain large financial institutions, including us.
In 2020, the Federal Reserve adopted a final rule to integrate its annual capital planning and stress testing requirements with existing applicable regulatory capital requirements. The final rule, which applies to certain BHCs, including us, introduced an SCB and related changes to the capital planning and stress testing processes. The final rule does not change regulatory capital requirements under the Advanced Approach, the Tier 1 leverage ratio or the SLR. However, failure to meet Advanced Approach or SLR regulatory capital requirements, inclusive of applicable capital buffers, would also result in automatic capital distribution limitations.
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
Under the SCB final rule, the supervisory stress test now assumes that BHCs generally maintain a constant level of assets and RWAs throughout the projection period. In addition, it no longer assumes that BHCs make all planned capital distributions, although the SCB incorporates the amount of four quarters of planned common stock dividends. Similarly, the final rule eliminates the annual process in which the Federal Reserve provided its objection or non-objection to a firm’s capital plan, given the integration of stress test results into automatic distribution limitations resulting from failure to meet SCB requirements. Federal Reserve approval for capital actions is still required in some specific circumstances.

55	December 2020 Form 10-K

Management's Discussion and Analysis
A firm’s SCB is subject to revision each year, with effect from October 1, to reflect the results of the Federal Reserve's annual supervisory stress test. The Federal Reserve has discretion to recalculate a firm's SCB outside of the October 1 annual cycle in certain circumstances.
We submitted our 2020 Capital Plan (“Capital Plan”) and company-run stress test results to the Federal Reserve on April 6, 2020. On June 25, 2020, the Federal Reserve published summary results of its supervisory stress tests of each large BHC. On June 29, 2020, we disclosed a summary of the results of our company-run stress tests on our Investor Relations website. On September 4, 2020, we announced we would be subject to an SCB of 5.7% beginning October 1, 2020, which reflects the Federal Reserve’s 2020 supervisory stress test results, inclusive of corrections from the original results announced in June 2020. Together with other features of the regulatory capital framework, this revised SCB results in an aggregate Standardized Approach Common Equity Tier 1 required ratio of 13.2%.
In 2020, the Federal Reserve required all large BHCs to update and resubmit their capital plans in response to changes in financial markets or the macroeconomic outlook associated with the COVID-19 pandemic. On November 2, 2020, we resubmitted our 2020 Capital Plan and company-run stress test results based on revised scenarios released by the Federal Reserve on September 17, 2020. On December 18, 2020, the Federal Reserve published summary results of the second round of supervisory stress tests for each large BHC, including us. While the Federal Reserve did not recalculate any BHC’s SCB in connection with the December 18, 2020 announcement, it extended the time period to notify firms whether their SCB requirements will be recalculated until March 31, 2021, and also extended capital action supervisory restrictions applicable to large BHCs into the first quarter of 2021 with modifications to permit resumptions of share repurchases. Consistent with these modifications, on December 18, 2020, our Board of Directors authorized the repurchases of outstanding common stock of up to $10 billion in 2021, subject to limitations on distributions from the Federal Reserve. See “Liquidity and Capital Resources—Regulatory Requirements—Capital Action Supervisory Restrictions” herein for additional information on capital action supervisory restrictions.
For the 2021 capital planning and stress test cycle, we are required to submit our capital plan and company-run stress test results to the Federal Reserve by April 5, 2021. The Federal Reserve is expected to publish summary results of the CCAR and Dodd-Frank Act supervisory stress tests of each large BHC, including us, by June 30, 2021. We are required to disclose a summary of the results of our company-run stress tests within 15 days of the date the Federal Reserve discloses the results of the supervisory stress tests.
Capital Action Supervisory Restrictions
The Federal Reserve announced, on June 25, 2020, that all large BHCs would be subject to capital action supervisory restrictions beginning in the third quarter of 2020, which the Federal Reserve subsequently extended into the fourth quarter of 2020. Except as noted below, these restrictions generally prohibited large BHCs from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the Federal Reserve, regardless of whether a firm met applicable capital buffers, including the SCB. Large BHCs were, however, authorized to make share repurchases relating to issuances of common stock related to employee stock ownership plans; provided that a BHC did not increase the amount of its common stock dividends, to pay common stock dividends that did not exceed an amount equal to the average of the BHC’s net income for the four preceding calendar quarters, unless otherwise specified by the Federal Reserve; and to make scheduled payments on additional Tier 1 and Tier 2 capital instruments.
Under the modified capital action restrictions announced on December 18, 2020, large BHCs are permitted, in the first quarter of 2021, to take certain capital actions. In particular, a firm may, provided that it does not increase the amount of its common stock dividends to be larger than the level paid in the second quarter of 2020, pay common stock dividends and make share repurchases that, in the aggregate, do not exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters; make share repurchases that equal the amount of share issuances related to expensed employee compensation; and redeem and make scheduled payments on additional Tier 1 and Tier 2 capital instruments.
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

December 2020 Form 10-K	56

Management's Discussion and Analysis
requirements, organic growth, acquisitions and other capital needs.
Average Common Equity Attribution under the Required Capital Framework1

$ in billions	2020	2019	2018
Institutional Securities	$42.8	$40.4	$40.8
Wealth Management[2]	20.8	18.2	16.8
Investment Management	2.6	2.5	2.6
Parent	14.0	11.6	9.8
Total	$80.2	$72.7	$70.0
1.The attribution of average common equity to the business segments is a non-GAAP financial measure. See "Selected Non-GAAP Financial Information" herein.
2.Total average common equity and the allocation to the Wealth Management business segment were revised in the fourth quarter of 2020 to reflect the impact of the E*TRADE acquisition on October 2, 2020.
Beginning in 2021, we have updated our Required Capital framework to take into account changes to our risk-based capital requirements resulting from the SCB. The stand-alone impact of the change to the Required Capital framework was not material to the business segments. As noted above, common equity attribution to the business segments is based upon usage. We will continue to evaluate the framework with respect to the impact of other future regulatory requirements as appropriate.

Resolution and Recovery Planning
Pursuant to the Dodd-Frank Act, we are required to periodically submit to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. Our next resolution plan submission will be a targeted resolution plan in July 2021.
As described in our most recent resolution plan, which was submitted on June 28, 2019, our preferred resolution strategy is an SPOE strategy. In line with our SPOE strategy, the Parent Company has transferred, and has agreed to transfer on an ongoing basis, certain assets to its wholly owned, direct subsidiary Morgan Stanley Holdings LLC (the “Funding IHC”). In addition, the Parent Company has entered into an amended and restated support agreement with its material entities (including the Funding IHC) and certain other subsidiaries. In the event of a resolution scenario, the Parent Company would be obligated to contribute all of its Contributable Assets to our material entities and/or the Funding IHC. The Funding IHC would be obligated to provide capital and liquidity, as applicable, to our material entities. The combined implication of the SPOE resolution strategy and the requirement to maintain certain levels of TLAC is that losses in resolution would be imposed on the holders of eligible long-term debt and other forms of eligible TLAC issued by the Parent Company before any losses are imposed on creditors of our material entities or before putting U.S. taxpayers at risk.
The obligations of the Parent Company and the Funding IHC under the amended and restated support agreement are in most cases secured on a senior basis by the assets of the Parent Company (other than shares in subsidiaries of the Parent Company and certain other assets) and the assets of the Funding IHC. As a result, claims of our material entities, including the Funding IHC, with respect to the secured assets, are effectively senior to unsecured obligations of the Parent Company.
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
Federal Reserve and other U.S. Banking Agency Actions
The Federal Reserve established a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19. Through these facilities and programs, the Federal Reserve has taken steps to directly or indirectly purchase assets or debt instruments from, or make loans to, U.S. companies, financial institutions, municipalities and other market participants. In the current year, we have participated as principal, as well as on behalf of clients, in certain of these facilities and programs, and we may participate in other of these facilities and programs in the future.
In addition, the Federal Reserve has taken a range of other actions to support the flow of credit to households and businesses. For example, the Federal Reserve has set the target range for the federal funds rate at 0 to 0.25% and has increased its holdings of U.S. Treasury securities and agency mortgage-backed securities, purchased agency commercial mortgage-backed securities, and established a facility to purchase corporate debt securities and shares of exchange-

57	December 2020 Form 10-K

Management's Discussion and Analysis
traded funds holding such securities. The Federal Reserve has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowings by 150 basis points to 0.25% while extending the term of such loans up to 90 days. In addition, reserve requirements have been reduced to zero.
Acting in concert with the other U.S. banking agencies, the Federal Reserve has also issued statements encouraging banking organizations to use their capital and liquidity buffers as they lend to households and businesses affected by COVID-19.
Further, the Federal Reserve, along with the other U.S. banking agencies, issued guidance stating that granting certain concessions to borrowers that are current on existing loans, either individually or as part of a program for creditworthy borrowers who are experiencing short-term financial or operational problems as a result of the COVID-19 pandemic, generally would not be considered TDRs under applicable U.S. GAAP. This guidance also clarifies that efforts to work with borrowers of one-to-four family residential mortgages impacted by the COVID-19 pandemic and meeting certain criteria will not result in such loans being deemed restructured or modified for purposes of regulatory capital requirements.
The Federal Reserve and other U.S. banking agencies have also issued a series of rulemakings in response to the COVID-19 pandemic, including to facilitate banking organizations’ use of their capital buffers:
•Supplementary Leverage Ratio Interim Final Rules. The Federal Reserve has adopted an interim final rule that excludes, on a temporary basis, U.S. Treasury securities and deposits at Federal Reserve Banks from our supplementary leverage exposure from April 1, 2020 to March 31, 2021.

A similar interim final rule issued by the OCC along with the other U.S. banking agencies provides national banks, including MSBNA and MSPBNA, an optional election, which is considered on a case-by-case basis by the OCC if received after June 30, 2020, to apply similar relief. If elected and approved, a national bank must receive prior approval from the OCC before making any capital distributions while the exclusion is in effect. As of December 31, 2020, neither MSBNA nor MSPBNA made this optional election.
•Revisions to Definition of Eligible Retained Income. The U.S. banking agencies have adopted as final an interim final rule, which was effective March 20, 2020, amending the definition of eligible retained income in their respective capital rules. As amended, eligible retained income is defined by the U.S. banking agencies as the greater of (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) the average of net income over the preceding four quarters. This definition applies with respect to any payout restrictions applicable in the event of a breach of any regulatory capital buffers, including any applicable CCyB, G-SIB capital surcharge, capital conservation buffer, the enhanced SLR and the SCB, which replaced the capital conservation buffer under the Standardized Approach.
Separately, the Federal Reserve has adopted as final an interim final rule, which was effective March 26, 2020, amending the definition of eligible retained income under its TLAC rule to be consistent with the revised definition of eligible retained income in the regulatory capital framework, as summarized above.
•Regulatory Capital and Stress Testing Developments Related to Implementation of CECL. The U.S. banking agencies have adopted a final rule, consistent with an interim final rule that was effective March 31, 2020, altering, for purposes of the regulatory capital and TLAC requirements, the required adoption time period for CECL. We have elected to apply a transition method provided by the rule, under which the effects of CECL on our regulatory capital and TLAC requirements are deferred for two years, followed by a three-year phase-in of the aggregate capital effects of the two-year deferral.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act, 2021 (the “Consolidated Appropriations Act”)
The CARES Act was signed into law on March 27, 2020. Pursuant to the CARES Act, the U.S. Treasury had the authority to provide loans, guarantees and other investments in support of eligible businesses, states and municipalities affected by the economic effects of COVID-19. Some of these funds may also have been used to support the several Federal Reserve programs and facilities described in “Federal Reserve Actions” previously or additional programs or facilities that are established by the Federal Reserve under its Section 13(3) authority and meet certain criteria. Among other provisions, the CARES Act also included funding for the Small Business Administration to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications not to be categorized as TDRs and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts.
The CARES Act also included several measures that temporarily adjusted existing laws or regulations. These included providing the FDIC with additional authority to guarantee the deposits of solvent insured depository institutions held in non-interest-bearing business transaction accounts to a maximum amount specified by the FDIC, reinstating the FDIC’s Temporary Liquidity Guarantee Authority to guarantee debt obligations of solvent insured depository institutions or depository institution holding companies, temporarily allowing the U.S. Treasury to fully guarantee money market mutual funds and granting additional

December 2020 Form 10-K	58

Management's Discussion and Analysis
authority to the OCC to provide certain exemptions to the lending limits imposed on national banks.
The Consolidated Appropriations Act, which was signed into law on December 27, 2020, extends certain relief provided by the CARES Act while also modifying or clarifying certain other provisions. Among other amendments to the CARES Act, the Consolidated Appropriations Act extends the relief related to TDRs until January 1, 2022. In addition, the Consolidated Appropriations Act rescinds certain funds that were appropriated to the U.S. Treasury to provide loans, loan guarantees, and make other investments in programs or facilities established by the Federal Reserve, and prohibits the Federal Reserve, after December 31, 2020, from making any new investments, loans or loan guarantees, or extensions of credit through those of its programs and facilities that were established using CARES Act funding. Federal Reserve programs and facilities that were not established using CARES Act funding are not affected by the Consolidated Appropriations Act.
Non-U.S. Central Bank Actions
In addition to actions taken by the Federal Reserve, many non-U.S. central banks have announced similar facilities and programs in response to the economic and market disruptions associated with COVID-19. Firm subsidiaries operating in non-U.S. markets may participate, or perform customer facilitation roles, in such non-U.S. facilities or programs.
Other Matters
U.K. Withdrawal from the E.U.
On January 31, 2020, the U.K. withdrew from the E.U. under the terms of a withdrawal agreement between the U.K. and the E.U. The withdrawal agreement provided for a transition period to the end of December 2020, during which time the U.K. continued to apply E.U. law as if it were a member state, and U.K. firms’ rights to provide financial services in E.U. member states continued.
On December 24, 2020 the U.K. and the E.U. announced they had reached agreement on the terms of a trade and co-operation agreement to govern the future relationship between the parties. The agreement consists of three main pillars including trade, citizens’ security and governance, covering a range of arrangements in several areas. The agreement is provisionally applicable with effect from January 1, 2021 pending formal ratification by the E.U. As anticipated, the agreement did not materially address provision of financial services.
We had prepared the structure of our European operations for a range of potential outcomes, including for the possibility that U.K. financial firms’ access to E.U. markets after the transition period would be limited, and have been able to continue to serve our clients and customers from January 1, 2021.
For more information on the U.K.’s withdrawal from the E.U., our related preparations and the potential impact on our operations, see “Risk Factors—International Risk.” For further information regarding our exposure to the U.K., see also “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks” herein.
Planned Replacement of London Interbank Offered Rate and Replacement or Reform of Other Interest Rates
Central banks around the world, including the Federal Reserve, have commissioned committees and working groups of market participants and official sector representatives to replace LIBOR and replace or reform other interest rate benchmarks (collectively, the “IBORs”). There remains a likelihood that most IBORs will not be available beyond 2021. In 2020, ICE Benchmark Administration, which administers LIBOR publication, issued a consultation requesting feedback on its intention to cease the publication of most LIBOR rates as of the end of December 2021, except for the publication until June 30, 2023 of the most widely used U.S. dollar LIBOR tenors. At the same time, the U.S. banking agencies and the U.K. Financial Conduct Authority also encouraged banks to cease entering into new contracts referencing LIBOR as soon as practicable and no later than December 31, 2021, but have also indicated their support for the continuation of certain U.S. dollar LIBOR tenors through the end of June 2023 to allow for certain U.S. dollar LIBOR legacy contracts to mature.
Also in 2020, there have been several steps taken by the industry to encourage the transition to alternative reference rates. Key central clearinghouses, such as London Clearing House (“LCH”) and Chicago Mercantile Exchange (“CME”), have switched their price aligned interest and discounting to the alternative reference rates. For example, the LCH and CME transitioned the discounting rate for U.S. dollar denominated products to SOFR, the alternative rate to U.S. dollar LIBOR selected by the ARRC. The International Swaps and Derivatives Association (“ISDA”) also published its 2020 IBOR Fallbacks Protocol which will amend ISDA’s interest rate definitions among Protocol adherents to incorporate robust fallbacks for legacy non-cleared derivatives linked to LIBOR and certain other interest rates benchmarks. The ISDA 2020 IBOR Fallbacks Protocol became effective as of January 25, 2021 and applies to Protocol adherents who do not elect to voluntarily convert their derivatives contracts to reference alternative rates in advance of the applicable cessation date. Similarly, ISDA’s IBOR Fallbacks Supplement will also amend ISDA’s standard definitions to incorporate these new fallbacks in new derivatives entered into on or after that same effective date. In addition, certain central bank-sponsored committees have issued recommended best practices to assist market participants in transitioning away from the IBORs in various jurisdictions, including the United States. These documents include recommended timelines and intermediate steps market participants can take in order to achieve a successful transition.

59	December 2020 Form 10-K

Management's Discussion and Analysis
We have established and are undertaking a Firm-wide IBOR transition plan to promote the transition to alternative reference rates, which is overseen by a global steering committee, with senior management oversight. Our transition plan is designed to identify, assess and monitor risks associated with the expected discontinuation or unavailability of one or more of the IBORs, and includes continued engagement with central bank and industry working groups and regulators (including participation and leadership on key committees), active client engagement, internal operational readiness and risk management, among other things. We are a party to a significant number of LIBOR-linked contracts, many of which extend beyond 2021 and, in the case of U.S. dollar LIBOR, June 30, 2023, composed of derivatives, securitizations, floating rate notes, loans and mortgages. Our review of these contracts includes assessing the impact of applicable fallbacks and any amendments that may be warranted or appropriate. We are also taking steps to update operational processes (including to support alternative reference rates), models, and associated infrastructure, as well as conducting certain client outreach to amend fallbacks, including by utilization of the ISDA 2020 IBOR Fallbacks Protocol or through bilaterally negotiated voluntary conversions of outstanding LIBOR products where practicable. Key Firm entities have also adhered to the ISDA 2020 IBOR Fallbacks Protocol.
In addition, as part of the transition to alternative reference rates, we are making markets in products linked to such rates, including SOFR, and have issued debt linked to SOFR.
For a further discussion of the expected replacement of the IBORs and/or reform of interest rate benchmarks, and the related risks and our transition plan, see “Risk Factors—Legal, Regulatory and Compliance Risk.”

December 2020 Form 10-K	60

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
RRP—Resolution and Recovery Planning
1.Committees include the Capital Commitment Committee, Global Large Loan Committee, Equity Underwriting Committee, Leveraged Finance Underwriting Committee and Municipal Capital Commitment Committee.
2.Committees include the Securities Risk Committee, Wealth Management Risk Committee and Investment Management Risk Committee.

61	December 2020 Form 10-K

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
Risk Committee of the Board
The BRC assists the Board in its oversight of the ERM framework; oversees major risk exposures of the Firm, including market, credit, model and liquidity risk, against established risk measurement methodologies and the steps management has taken to monitor and control such exposures; oversees our risk appetite statement, including risk limits and tolerances; reviews capital, liquidity and funding strategy and related guidelines and policies; reviews the contingency funding plan and capital planning process; oversees our significant risk management and risk assessment guidelines and policies; oversees the performance of the Chief Risk Officer; reviews reports from our Strategic Transactions Committee, CCAR Committee and RRP Committee; reviews new product risk, emerging risks, climate risk and regulatory matters; and reviews the Internal Audit Department reports on the assessment of the risk management, liquidity and capital functions. The BRC reports to the Board on a regular basis and coordinates with other Board committees with respect to oversight of risk management and risk assessment guidelines.
Audit Committee of the Board
The Audit Committee of the Board (“BAC”) oversees the integrity of our financial statements, compliance with legal and regulatory requirements, and system of internal controls; oversees risk management and risk assessment guidelines in coordination with the Board, the BRC, and the Operations and Technology Committee of the Board (“BOTC”); reviews the major legal, compliance and conduct risk exposures of the Firm and the steps management has taken to monitor and control such exposures; selects, determines the fees, evaluates and, when appropriate, replaces the independent auditor; oversees the qualifications, independence and performance of our independent auditor and pre-approves audit and permitted non-audit services; oversees the performance of our Chief Audit Officer; and, after review, recommends to the Board the acceptance and inclusion of the annual audited financial statements in the Firm’s annual report on Form 10-K. The BAC reports to the Board on a regular basis.
Operations and Technology Committee of the Board
The BOTC oversees our operations and technology strategy and significant investments in support of such strategy;
operations, technology and operational risk, including information security, fraud, vendor, data protection, privacy, business continuity and resilience, cybersecurity risks and the steps management has taken to monitor and control such exposures; receives reports regarding business continuity and resilience; and reviews risk management and risk assessment guidelines in coordination with the Board, the BRC and the BAC, and policies regarding operations, technology and operational risk. The BOTC reports to the Board on a regular basis.
Firm Risk Committee
The Board has also authorized the Firm Risk Committee (“FRC”), a management committee appointed and co-chaired by the Chief Executive Officer and Chief Risk Officer, which includes the most senior officers of the Firm from the business, independent risk functions and control groups, to help oversee the ERM framework. The FRC’s responsibilities include: oversight of our risk management principles, procedures and limits; the monitoring of capital levels and material market, credit, operational, model, liquidity, legal, compliance and reputational risk matters, and other risks, as appropriate; and the steps management has taken to monitor and manage such risks. The FRC also establishes and communicates risk tolerance, including aggregate Firm limits and tolerances, as appropriate. The Governance Process Review Subcommittee of the FRC oversees governance and process issues on behalf of the FRC. The FRC reports to the Board, the BAC, the BOTC and the BRC through the Chief Risk Officer, Chief Financial Officer and Chief Legal Officer.
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

December 2020 Form 10-K	62

Risk Disclosures
Board, the BRC, the BOTC and the BAC, as appropriate. The Chief Risk Officer also coordinates with the Chief Financial Officer regarding capital and liquidity management and works with the Compensation, Management Development and Succession Committee of the Board to help ensure that the structure and design of incentive compensation arrangements do not encourage unnecessary and excessive risk taking.
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
Internal Audit Department
The Internal Audit Department provides independent risk and control assessment. The Internal Audit Department provides an independent assessment of the design and effectiveness of our control environment and risk management processes using a risk-based audit coverage model and audit execution methodology developed from professional auditing standards. The Internal Audit Department also reviews and tests our compliance with internal guidelines set for risk management and risk monitoring, as well as external rules and regulations governing the industry. It undertakes these responsibilities through periodic reviews (with specified minimum frequency) of our processes, activities, products and information systems; targeted reviews of specific controls and activities; pre-implementation or initiative reviews of new or significantly changed processes, activities, products or information systems; and special investigations and retrospective reviews required as a result of internal factors or regulatory requests. In addition to regular reports to the BAC, the Chief Audit Officer, who reports functionally to the BAC and administratively to the Chief Executive Officer, periodically reports to the BRC and BOTC on risk-related control issues.
Culture, Values and Conduct of Employees
Employees of the Firm are accountable for conducting themselves in accordance with our core values: Put Clients First, Do the Right Thing, Lead with Exceptional Ideas, Commit to Diversity and Inclusion and Give Back. We are committed to reinforcing and confirming adherence to our core values through our governance framework, tone from the top, management oversight, risk management and controls, and three lines of defense structure (business, control functions such as Risk Management and Compliance, and Internal Audit).
The Board is responsible for overseeing the Firm’s practices and procedures relating to culture, values and conduct, as set forth in the Firm’s Corporate Governance Policies. Our Culture, Values and Conduct Committee, along with the Compliance and Conduct Risk Committee, are the senior management committees that oversee the Firmwide culture, values and conduct program and report regularly to the Board. A fundamental building block of this program is the Firm’s Code of Conduct, which establishes standards for employee conduct that further reinforce the Firm’s commitment to integrity and ethical conduct. Every new hire and every employee annually is required to certify to their understanding of and adherence to the Code of Conduct. The Firm’s Global Conduct Risk Management Policy also sets out a consistent global framework for managing Conduct Risk (i.e., the risk arising from misconduct by employees or contingent workers) and Conduct Risk incidents at the Firm.
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

63	December 2020 Form 10-K

Risk Disclosures
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
Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, spreads, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of our VaR for market risk exposures is generated. In addition, we incur non-trading market risk, principally within the Wealth Management and Investment Management business segments. The Wealth Management business segment primarily incurs non-trading market risk (including interest rate risk) from lending and deposit-taking activities. The
Investment Management business segment primarily incurs non-trading market risk from capital investments in alternative and other funds.
Market risk also includes non-trading interest rate risk. Non-trading interest rate risk in the banking book (amounts classified for regulatory capital purposes under the banking book regime) refers to the exposure that a change in interest rates will result in prospective earnings changes for assets and liabilities in the banking book.
Sound market risk management is an integral part of our culture. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. The control groups help ensure that these risks are measured and closely monitored and are made transparent to senior management. The Market Risk Department is responsible for ensuring the transparency of material market risks, monitoring compliance with established limits and escalating risk concentrations to appropriate senior management.
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
Trading Risks
Primary Market Risk Exposures and Market Risk Management
During 2020, we had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices—and the associated implied volatilities and spreads—related to the global markets in which we conduct our trading activities.
We are exposed to interest rate and credit spread risk as a result of our market-making activities and other trading in interest rate-sensitive financial instruments (i.e., risk arising from changes in the level or implied volatility of interest rates, the timing of mortgage prepayments, the shape of the yield curve and/or credit spreads). The activities from which those exposures arise and the markets in which we are active include, but are not limited to, the following: derivatives, corporate and government debt across both developed and

December 2020 Form 10-K	64

Risk Disclosures
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

65	December 2020 Form 10-K

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
Since the reported VaR statistics are estimates based on historical data, VaR should not be viewed as predictive of our future revenues or financial performance or of our ability to monitor and manage risk. There can be no assurance that our actual losses on a particular day will not exceed the VaR amounts indicated in the following tables or that such losses will not occur more than five times in 100 trading days for a 95%/one-day VaR. VaR does not predict the magnitude of losses that, should they occur, may be significantly greater than the VaR amount.
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
95%/One-Day Management VaR

	2020
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$35	$37	$62	$24
Equity price	23	23	39	12
Foreign exchange rate	14	10	19	5
Commodity price	15	17	29	10
Less: Diversification benefit[1]	(32)	(43)	N/A	N/A
Primary Risk Categories	$55	$44	$62	$28
Credit Portfolio	31	22	31	12
Less: Diversification benefit[1]	(10)	(12)	N/A	N/A
Total Management VaR	$76	$54	$78	$32

	2019
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$26	$29	$43	$24
Equity price	11	15	22	11
Foreign exchange rate	10	13	20	6
Commodity price	10	14	22	10
Less: Diversification benefit[1]	(27)	(35)	N/A	N/A
Primary Risk Categories	$30	$36	$47	$30
Credit Portfolio	15	16	19	13
Less: Diversification benefit[1]	(10)	(11)	N/A	N/A
Total Management VaR	$35	$41	$51	$33
1.Diversification benefit equals the difference between the total Management VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
2.The high and low VaR values for the total Management VaR and each of the component VaRs might have occurred on different days during the quarter, and therefore, the diversification benefit is not an applicable measure.
Average total Management VaR and Management VaR for the Primary Risk Categories increased from 2019 driven by increased market volatility in 2020 due to the COVID-19 pandemic.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results. There were seven trading loss days in 2020, one of which exceeded 95% Total Management VaR.

December 2020 Form 10-K	66

Risk Disclosures
Daily 95%/One-Day Total Management VaR for 2020
($ in millions)
Daily Net Trading Revenues for 2020
($ in millions)

Number of Days
1
0
6
117
114
15
6
2
$(150) to $(100)
$(100) to $(50)
$(50) to $0
$0 to $50
$50 to $100
$100 to $150
$150 to $200
$200 to $250

The previous histogram shows the distribution of daily net trading revenues for 2020. Daily net trading revenues include profits and losses from Interest rate and credit spread, Equity price, Foreign exchange rate, Commodity price, and Credit Portfolio positions and intraday trading activities for our trading businesses. Certain items such as fees, commissions and net interest income are excluded from daily net trading revenues and the VaR model. Revenues required for Regulatory VaR backtesting further exclude intraday trading.
Non-Trading Risks
We believe that sensitivity analysis is an appropriate representation of our non-trading risks. The following sensitivity analyses cover substantially all of the non-trading risk in our portfolio.
Credit Spread Risk Sensitivity1

$ in millions	At December 31, 2020	At December 31, 2019
Derivatives	$7	$6
Funding liabilities[2]	50	42
1.Amounts represent the potential gain for each 1 bps widening of our credit spread.
2.Relates to Borrowings carried at fair value.
Credit spread risk sensitivity for funding liabilities as of December 31, 2020 increased primarily due to new issuances and the effect of our credit spread tightening.
U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At December 31, 2020	At December 31, 2019
Basis point change
+100	$1,540	$151
-100	(654)	(642)
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
We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates in the positive 100 basis point scenario between December 31, 2020 and December 31, 2019 is primarily driven by higher deposit balances, expectations for deposit pricing at current levels of rates and incremental assets and liabilities from E*TRADE.
Investments Sensitivity, Including Related Performance Fees

	Loss from 10% Decline
$ in millions	At December 31, 2020	At December 31, 2019
Investments related to Investment Management activities	$386	$367
Other investments:
MUMSS	184	169
Other Firm investments	210	195
MUMSS—Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
We have exposure to public and private companies through direct investments, as well as through funds that invest in these assets. These investments are predominantly equity

67	December 2020 Form 10-K

Risk Disclosures
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
We incur credit risk in our Institutional Securities business segment through a variety of activities, including, but not limited to, the following:
•extending credit to clients through loans and lending commitments;
•entering into swap or other derivative contracts under which counterparties may have obligations to make payments to us;
•providing short- or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the repayment amount;
•posting margin and/or collateral to clearinghouses, clearing agencies, exchanges, banks, securities firms and other financial counterparties;
•placing funds on deposit at other financial institutions to support our clearing and settlement obligations; and
•investing or trading in securities and loan pools, whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans.
We incur credit risk in our Wealth Management business segment, primarily through lending to individuals and entities, including, but not limited to, the following:
•margin loans collateralized by securities;
•securities-based lending and other forms of secured loans, including tailored lending to high and ultra-high net worth clients;
•single-family residential mortgage loans in conforming, non-conforming or HELOC form primarily to existing Wealth Management clients; and
•employee loans granted primarily to recruit certain Wealth Management representatives.
Monitoring and Control
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
CRM helps ensure timely and transparent communication of material credit risks, compliance with established limits and escalation of risk concentrations to appropriate senior management. CRM also works closely with the Market Risk Department and applicable business units to monitor risk exposures and to perform stress tests to identify, analyze and control credit risk concentrations arising from lending and trading activities. The stress tests shock market factors (e.g., interest rates, commodity prices, credit spreads), risk parameters (e.g., probability of default and loss given default), recovery rates and expected losses in order to assess the impact of stresses on exposures, profit and loss, and our capital position. Stress tests are conducted in accordance with our established policies and procedures.
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

December 2020 Form 10-K	68

Risk Disclosures
of our exposure in the borrower’s capital structure and relative recovery prospects, as well as other structural elements of the particular transaction.
The evaluation of consumer borrowers is tailored to the specific type of lending. Securities-based loans are evaluated based on factors that include, but are not limited to, the amount of the loan and the amount, quality, diversification, price volatility and liquidity of the collateral. The underwriting of residential real estate loans includes, but is not limited to, review of the obligor’s debt-to-income ratio, net worth, liquidity, collateral, LTV ratio and industry standard credit scoring models (e.g., FICO scores). Subsequent credit monitoring for individual loans is performed at the portfolio level, and collateral values are monitored on an ongoing basis.
Credit risk metrics assigned to our borrowers during the evaluation process are incorporated into CRM maintenance of the allowance for loan losses for loans held for investment. Such allowance serves as a reserve for probable inherent losses, as well as probable losses related to loans identified as impaired. For more information on the allowance for loan losses, see Notes 2 and 10 to the financial statements.
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
In connection with our derivatives trading activities, we generally enter into master netting agreements and collateral arrangements with counterparties. These agreements provide us with the ability to demand collateral, as well as to liquidate collateral and offset receivables and payables covered under the same master agreement in the event of a counterparty default. A collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 9 to the financial statements for additional information about our collateralized transactions.
Loans and Lending Commitments

	At December 31, 2020
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$6,046	$8,580	$13	$14,639
Secured lending facilities	25,727	3,296	648	29,671
Commercial and Residential real estate	7,346	859	3,061	11,266
Securities-based lending and Other	1,279	55	7,001	8,335
Total Institutional Securities	40,398	12,790	10,723	63,911
Wealth Management:
Residential real estate	35,268	11	—	35,279
Securities-based lending and Other	62,947	—	—	62,947
Total Wealth Management	98,215	11	—	98,226
Total Investment Management[1]	6	12	425	443
Total loans[2]	138,619	12,813	11,148	162,580
ACL	(835)			(835)
Total loans, net of ACL	$137,784	$12,813	$11,148	$161,745
Lending commitments[3]				$127,855
Total exposure				$289,600

	At December 31, 2019
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$5,426	$6,192	$20	$11,638
Secured lending facilities	24,502	4,200	951	29,653
Commercial and Residential real estate	7,859	2,049	3,290	13,198
Securities-based lending and Other	503	123	6,814	7,440
Total Institutional Securities	38,290	12,564	11,075	61,929
Wealth Management:
Residential real estate	30,184	13	—	30,197
Securities-based lending and Other	49,930	—	—	49,930
Total Wealth Management	80,114	13	—	80,127
Total Investment Management[1]	5	—	251	256
Total loans[2]	118,409	12,577	11,326	142,312
ACL	(349)			(349)
Total loans, net of ACL	$118,060	$12,577	$11,326	$141,963
Lending commitments[3]				$120,068
Total exposure				$262,031
HFI—Held for investment; HFS—Held for sale; FVO—Fair value option
Total exposure—consists of Total loans, net of ACL, and Lending commitments
1.Investment Management business segment loans are related to certain of our activities as an investment advisor and manager. At December 31, 2020 and December 31, 2019, loans held at fair value are the result of the consolidation of CLO vehicles, managed by Investment Management, composed primarily of senior secured loans to corporations.
2.FVO also includes the fair value of certain unfunded lending commitments.
3.Lending commitments represent the notional amount of legally binding obligations to provide funding to clients for lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.
We provide loans and lending commitments to a variety of customers, including large corporate and institutional clients, as well as high to ultra-high net worth individuals. In addition, we purchase loans in the secondary market. Loans and lending commitments are either held for investment, held for sale or carried at fair value. For more information on these loan classifications, see Note 2 to the financial statements.

69	December 2020 Form 10-K

Risk Disclosures
In 2020, total loans and lending commitments increased by approximately $28 billion, primarily due to growth in securities-based loans and Residential real estate loans within the Wealth Management business segment and an increase in Relationship lending commitments within the Institutional Securities business segment.
See Notes 5, 6, 10 and 15 to the financial statements for further information.
Beginning late in the first quarter of 2020 and following in part from the U.S. government’s enactment of the CARES Act, we have received requests from certain clients for modifications of their credit agreements with us, which in some cases include deferral of their loan payments. Initial borrower requests for loan payment deferrals related to Residential real estate loans are granted, while those related to Commercial real estate loans require careful consideration prior to approval. As of December 31, 2020, the outstanding principal balance of loans with approved deferrals of principal and interest payments currently in place which are not classified as troubled debt restructurings amounted to approximately $400 million for our Institutional Securities business segment, primarily Commercial real estate loans, and approximately $400 million for our Wealth Management business segment, primarily commercial real estate-related tailored loans within Securities-based lending and Other, and Residential real estate loans. Incremental to this population, throughout 2020, we have provided deferrals of principal and interest on approximately $2.7 billion of loans which have now exited such modification arrangements. The substantial majority of these loans are current as of December 31, 2020.
In addition to these principal and interest deferrals, we are working with clients regarding modifications of certain other terms under their original loan agreements that do not impact contractual loan payments. We have granted such relief to certain borrowers, primarily within Secured lending facilities and Corporate loans. Such modifications include agreements to modify margin calls for Secured lending facilities, typically in return for additional payments that improve LTV ratios. In some cases, we have agreed to temporarily not enforce certain covenants, for example debt or interest coverage ratios, typically in return for other structural enhancements.
Granting loan deferral or modification requests does not necessarily mean that we will incur credit losses, and we do not believe modifications have had a material impact on the risk profile of our loan portfolio. Modifications are considered in our evaluation of overall credit risk. Generally, loans with payment deferrals remain on accrual status, and loans with other modifications remain on current status.
Requests for deferrals and other modifications could continue in future periods given the ongoing uncertain global economic and market conditions. See “Executive Summary—Coronavirus Disease (COVID-19) Pandemic” and “Risk Factors” herein for further information. See also “Forward Looking Statements” herein. For additional information on regulatory guidance which permits certain loan modifications for borrowers impacted by COVID-19 to not be accounted for and reported as TDRs and the Firm’s accounting policies for such modifications, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” herein and Note 2 to the financial statements, respectively. For information on HFI loans on nonaccrual status, see “Status of Loans Held for Investment” herein and Notes 2 and 10 to the financial statements. For HFI loans modified and reported as TDRs, see Notes 2 and 10 to the financial statements.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
December 31, 2019[1]	$590
Effect of CECL adoption	(41)
Gross charge-offs	(105)
Recoveries	8
Net (charge-offs) recoveries	(97)
Provision[2]	762
Other	17
December 31, 2020	$1,231
ACL—Loans	$835
ACL—Lending commitments	396
1.At December 31, 2019, the ACL for Loans and Lending commitments was $349 million and $241 million, respectively.
2.In 2020, the provision for loan losses was $559 million, and the provision for losses on lending commitments was $203 million.
Credit exposure arising from our loans and lending commitments is measured in accordance with our internal risk management standards. Risk factors considered in determining the aggregate allowance for loan and commitment losses include the borrower’s financial strength, industry, facility structure, LTV ratio, debt service ratio, collateral and covenants. Qualitative and environmental factors such as economic and business conditions, nature and volume of the portfolio and lending terms, and volume and severity of past due loans may also be considered.
The aggregate allowance for loans and lending commitment losses increased in 2020, reflecting the provision for credit losses within the Institutional Securities business segment principally resulting from the continued economic impact of COVID-19, partially offset by charge-offs. The provision was primarily the result of actual and forecasted changes in asset quality trends, as well as risks related to uncertainty in the outlook for the sectors in focus due to COVID-19. Charge-offs in 2020 were primarily related to certain Commercial real estate and Corporate loans in the Institutional Securities business segment. The base scenario used in our ACL models as of December 31, 2020 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product. The base scenario, among other things, assumes a continued recovery through 2021, supported by fiscal stimulus and monetary policy measures. See Notes 10 and 15 to the financial statements for further information.

December 2020 Form 10-K	70

Risk Disclosures
See Note 2 to the financial statements for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At December 31, 2020		At December 31, 2019
	IS	WM	IS	WM
Accrual	99.2%	99.7%	99.0%	99.9%
Nonaccrual[1]	0.8%	0.3%	1.0%	0.1%
1.These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.
Institutional Securities Loans and Lending Commitments1

	At December 31, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$279	$10	$—	$—	$289
A	759	798	36	391	1,984
BBB	5,043	5,726	2,746	469	13,984
BB	10,963	7,749	5,324	503	24,539
Other NIG	5,214	6,956	4,002	3,269	19,441
Unrated[2]	141	142	330	2,322	2,935
Total loans	22,399	21,381	12,438	6,954	63,172
Lending commitments
AAA	—	50	—	—	50
AA	4,047	1,038	2,135	—	7,220
A	6,025	8,359	9,808	425	24,617
BBB	6,783	17,782	15,500	460	40,525
BB	4,357	8,958	7,958	3,103	24,376
Other NIG	664	7,275	6,077	2,652	16,668
Unrated[2]	4	—	—	—	4
Total lending commitments	21,880	43,462	41,478	6,640	113,460
Total exposure	$44,279	$64,843	$53,916	$13,594	$176,632

	At December 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$7	$50	$—	$5	$62
A	955	923	516	277	2,671
BBB	2,297	5,589	3,592	949	12,427
BB	9,031	11,189	9,452	1,449	31,121
Other NIG	4,020	5,635	2,595	1,143	13,393
Unrated[2]	117	82	131	1,628	1,958
Total loans	16,427	23,468	16,286	5,451	61,632
Lending commitments
AAA	—	50	—	—	50
AA	2,838	908	2,509	—	6,255
A	6,461	7,287	9,371	298	23,417
BBB	7,548	13,780	20,560	753	42,641
BB	2,464	5,610	8,333	1,526	17,933
Other NIG	2,193	4,741	7,062	2,471	16,467
Unrated[2]	—	9	107	7	123
Total lending commitments	21,504	32,385	47,942	5,055	106,886
Total exposure	$37,931	$55,853	$64,228	$10,506	$168,518
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the Credit Risk Management Department (“CRM”).
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At December 31, 2020	At December 31, 2019
Financials	$44,358	$40,992
Real estate	25,484	28,348
Industrials	15,861	13,136
Healthcare	12,650	14,113
Communications services	12,600	12,165
Information technology	11,358	9,201
Consumer discretionary	11,177	9,589
Energy	10,064	9,461
Utilities	9,504	9,905
Consumer staples	9,088	9,724
Materials	6,084	5,577
Insurance	3,889	3,755
Other	4,515	2,552
Total exposure	$176,632	$168,518
Sectors Currently in Focus due to COVID-19

The continuing effect on economic activity of COVID-19 and related governmental actions have impacted borrowers in many sectors and industries. While we are carefully monitoring all of our Institutional Securities business segment exposures, certain sectors are more sensitive to the current economic environment and are continuing to receive heightened focus. The sectors currently in focus are: retail, air travel, upstream energy, lodging and leisure, and healthcare services and systems. As of December 31, 2020, exposures to these sectors are included across the Industrials, Financials, Real estate, Consumer discretionary, Energy and Healthcare industries in the previous table, and in aggregate represent less than 10% of total Institutional Securities business segment lending exposure. Further, as of December 31, 2020, approximately 90% of these exposures are either investment grade and/or secured by collateral. The future developments of COVID-19 and related government actions and their effect on the economic environment remain uncertain; therefore, the sectors impacted and the extent of the impacts may change over time. Refer to “Risk Factors” herein.
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

71	December 2020 Form 10-K

Risk Disclosures
“Institutional Securities Event-Driven Loans and Lending Commitments” herein.
Secured lending facilities include loans provided to clients, which are collateralized by various assets, including residential and commercial real estate mortgage loans, corporate loans and other assets. These facilities generally provide for overcollateralization. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement and/or a decline in the underlying collateral value. The Firm monitors collateral levels against the requirements of lending agreements. See Note 16 to the financial statements for information about our securitization activities.
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
Institutional Securities Event-Driven Loans and Lending Commitments

	At December 31, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans, net of ACL	$1,241	$907	$873	$2,090	$5,111
Lending commitments	2,810	4,649	2,678	4,650	14,787
Total exposure	$4,051	$5,556	$3,551	$6,740	$19,898

	At December 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans, net of ACL	$1,194	$1,024	$839	$390	$3,447
Lending commitments	7,921	5,012	2,285	3,090	18,308
Total exposure	$9,115	$6,036	$3,124	$3,480	$21,755
Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.
Institutional Securities Loans and Lending Commitments Held for Investment

	At December 31, 2020
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,046	$69,488	$75,534
Secured lending facilities	25,727	8,312	34,039
Commercial real estate	7,346	334	7,680
Other	1,279	1,135	2,414
Total, before ACL	$40,398	$79,269	$119,667
ACL	$(739)	$(391)	$(1,130)

	At December 31, 2019
$ in millions	Loans	Lending Commitments	Total
Corporate	$5,426	$61,716	$67,142
Secured lending facilities	24,502	6,105	30,607
Commercial real estate	7,859	425	8,284
Other	503	832	1,335
Total, before ACL	$38,290	$69,078	$107,368
ACL	$(297)	$(236)	$(533)
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Corporate	Secured lending facilities	Commercial real estate	Other	Total
At December 31, 2019
ACL—Loans	$115	$101	$75	$6	$297
ACL—Lending commitments	$201	$27	$7	$1	$236
Total	$316	$128	$82	$7	$533
Effect of CECL adoption	(43)	(53)	35	3	(58)
Gross charge-offs	(39)	—	(64)	—	(103)
Recoveries	4	—	—	4	8
Net (charge-offs) recoveries	(35)	—	(64)	4	(95)
Provision (release)[1]	386	158	204	(15)	733
Other	8	3	(35)	41	17
Total at December 31, 2020	$632	$236	$222	$40	$1,130
ACL—Loans	$309	$198	$211	$21	$739
ACL—Lending commitments	323	38	11	19	391
1.In 2020, the provision for loan losses was $529 million and the provision for losses on lending commitments was $204 million.
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance before Allowance

	At December 31, 2020	At December 31, 2019
Corporate	5.1%	2.1%
Secured lending facilities	0.8%	0.4%
Commercial real estate	2.9%	1.0%
Other	1.7%	1.2%
Total Institutional Securities loans	1.8%	0.8%
Wealth Management Loans and Lending Commitments

	At December 31, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and Other loans	$54,483	$4,587	$2,167	$1,672	$62,909
Residential real estate loans	9	1	1	35,210	35,221
Total loans, net of ACL	$54,492	$4,588	$2,168	$36,882	$98,130
Lending commitments	11,666	2,356	120	253	14,395
Total exposure	$66,158	$6,944	$2,288	$37,135	$112,525

December 2020 Form 10-K	72

Risk Disclosures

	At December 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and Other loans	$41,863	$3,972	$2,783	$1,284	$49,902
Residential real estate loans	13	11	—	30,149	30,173
Total loans, net of ACL	$41,876	$3,983	$2,783	$31,433	$80,075
Lending commitments	10,219	2,564	71	307	13,161
Total exposure	$52,095	$6,547	$2,854	$31,740	$93,236
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
Residential real estate loans consist of first and second lien mortgages, including HELOCs. Our underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis utilizing industry standard credit scoring models (e.g., FICO scores), debt-to-income ratios and assets of the borrower. LTV ratios are determined based on independent third-party property appraisals and valuations, and security lien positions are established through title and ownership reports. The vast majority of mortgage loans, including HELOCs, are held for investment in the Wealth Management business segment’s loan portfolio.
In 2020, Loans and Lending commitments associated with the Wealth Management business segment increased, driven by securities-based loans and residential real estate loans.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
December 31, 2019[1]	$57
Effect of CECL adoption	17
Gross charge-offs	(2)
Provision[2]	29
December 31, 2020	$101
ACL—Loans	$96
ACL—Lending commitments	5
1.At December 31, 2019, the ACL for Loans and Lending commitments was $52 million and $5 million, respectively.
2.In 2020 the provision for loan losses was $30 million and the release for losses on lending commitments was $1 million.

At December 31, 2020, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin and Other Lending

$ in millions	At December 31, 2020	At December 31, 2019
Institutional Securities	$51,570	$22,216
Wealth Management	23,144	9,700
Total	$74,714	$31,916
The Institutional Securities and Wealth Management business segments provide margin lending arrangements that allow customers to borrow against the value of qualifying securities, primarily for the purpose of purchasing additional securities, as well as to collateralize short positions. Margin lending activities generally have lower credit risk due to the value of collateral held and their short-term nature. Also included in the amounts in the previous table is non-purpose securities-based lending on non-bank entities in the Wealth Management business segment. Amounts may fluctuate from period to period as overall client balances change as a result of market levels, client positioning and leverage. In addition, margin and other loans in the Wealth Management business segment increased due to the acquisition of E*TRADE.

73	December 2020 Form 10-K

Risk Disclosures
Employee Loans

$ in millions	At December 31, 2020	At December 31, 2019
Currently employed by the Firm	$3,100	N/A
No longer employed by the Firm	140	N/A
Employee loans	$3,240	$2,980
ACL[1]	(165)	(61)
Employee loans, net of ACL	$3,075	$2,919
Remaining repayment term, weighted average in years	5.3	4.8
1.The change in ACL includes a $124 million increase due to the adoption of CECL on January 1, 2020.
Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives and are full recourse and generally require periodic repayments. The ACL as of December 31, 2020 was calculated under CECL, while the ACL at December 31, 2019 was calculated under the prior incurred loss model. The related provision is recorded in Compensation and benefits expenses in the income statements. See Note 2 to the financial statements for a description of the CECL allowance methodology, including credit quality indicators, for employee loans. For additional information on employee loans, see Note 10 to the financial statements.
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2020
<1 year	$1,179	$16,166	$52,164	$26,088	$12,175	$107,772
1-3 years	572	5,225	17,560	13,750	8,134	45,241
3-5 years	359	4,326	11,328	8,363	4,488	28,864
Over 5 years	4,545	32,049	84,845	63,084	13,680	198,203
Total, gross	$6,655	$57,766	$165,897	$111,285	$38,477	$380,080
Counterparty netting	(3,269)	(44,306)	(134,310)	(84,171)	(22,227)	(288,283)
Cash and securities collateral	(3,124)	(10,973)	(26,712)	(20,708)	(8,979)	(70,496)
Total, net	$262	$2,487	$4,875	$6,406	$7,271	$21,301

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2019
<1 year	$371	$9,195	$31,789	$22,757	$6,328	$70,440
1-3 years	378	5,150	17,707	11,495	9,016	43,746
3-5 years	502	4,448	9,903	6,881	3,421	25,155
Over 5 years	3,689	24,675	70,765	40,542	14,587	154,258
Total, gross	$4,940	$43,468	$130,164	$81,675	$33,352	$293,599
Counterparty netting	(2,172)	(33,521)	(103,452)	(62,345)	(19,514)	(221,004)
Cash and securities collateral	(2,641)	(8,134)	(22,319)	(14,570)	(10,475)	(58,139)
Total, net	$127	$1,813	$4,393	$4,760	$3,363	$14,456

$ in millions	At December 31, 2020	At December 31, 2019
Industry
Financials	$6,195	$3,448
Utilities	3,954	4,275
Consumer discretionary	1,866	370
Healthcare	1,494	991
Industrials	1,291	914
Information technology	1,104	659
Energy	965	524
Regional governments	806	791
Not-for-profit organizations	701	657
Sovereign governments	650	403
Communications services	529	381
Insurance	518	214
Materials	430	325
Real estate	378	315
Consumer staples	339	129
Other	81	60
Total	$21,301	$14,456
1.Counterparty credit ratings are determined internally by CRM.
We are exposed to credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the possibility that a counterparty may fail to perform according to the terms of the contract. For a description of our risk mitigation strategies, see “Credit Risk—Risk Mitigation” herein. In 2020, our exposure to credit risk arising from OTC derivatives has increased, primarily as a function of the effect of market factors and volatility on the valuation of our positions, although exposure has declined since peaking in March 2020.
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

December 2020 Form 10-K	74

Risk Disclosures
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
For additional credit exposure information on our credit derivative portfolio, see Note 7 to the financial statements.
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
Top 10 Non-U.S. Country Exposures at December 31, 2020

United Kingdom
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$565	$1,334	$1,899
Net counterparty exposure[2]	45	11,300	11,345
Loans	—	2,929	2,929
Lending commitments	—	7,298	7,298
Exposure before hedges	610	22,861	23,471
Hedges[3]	(312)	(1,481)	(1,793)
Net exposure	$298	$21,380	$21,678

Japan
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$4,142	$715	$4,857
Net counterparty exposure[2]	42	5,073	5,115
Loans	—	409	409
Exposure before hedges	4,184	6,197	10,381
Hedges[3]	(91)	(180)	(271)
Net exposure	$4,093	$6,017	$10,110

Germany
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$52	$148	$200
Net counterparty exposure[2]	243	2,785	3,028
Loans	—	2,202	2,202
Lending commitments	—	4,594	4,594
Exposure before hedges	295	9,729	10,024
Hedges[3]	(287)	(893)	(1,180)
Net exposure	$8	$8,836	$8,844

France
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(596)	$(65)	$(661)
Net counterparty exposure[2]	20	2,907	2,927
Loans	—	680	680
Lending commitments	—	3,106	3,106
Exposure before hedges	(576)	6,628	6,052
Hedges[3]	(6)	(627)	(633)
Net exposure	$(582)	$6,001	$5,419

Spain
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(520)	$(40)	$(560)
Net counterparty exposure[2]	14	281	295
Loans	—	3,795	3,795
Lending commitments	—	1,072	1,072
Exposure before hedges	(506)	5,108	4,602
Hedges[3]	—	(109)	(109)
Net exposure	$(506)	$4,999	$4,493

75	December 2020 Form 10-K

Risk Disclosures

China
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(148)	$2,135	$1,987
Net counterparty exposure[2]	98	697	795
Loans	—	545	545
Lending commitments	—	809	809
Exposure before hedges	(50)	4,186	4,136
Hedges[3]	(82)	(118)	(200)
Net exposure	$(132)	$4,068	$3,936

Brazil
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$3,101	$101	$3,202
Net counterparty exposure[2]	—	298	298
Loans	—	199	199
Lending commitments	—	179	179
Exposure before hedges	3,101	777	3,878
Hedges[3]	(12)	(15)	(27)
Net exposure	$3,089	$762	$3,851

Ireland
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$9	$1,060	$1,069
Net counterparty exposure[2]	—	571	571
Loans	—	1,508	1,508
Lending commitments	—	285	285
Exposure before hedges	9	3,424	3,433
Net exposure	$9	$3,424	$3,433

India
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,037	$783	$1,820
Net counterparty exposure[2]	—	863	863
Loans	—	228	228
Exposure before hedges	1,037	1,874	2,911
Net exposure	$1,037	$1,874	$2,911

Australia
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$597	$377	$974
Net counterparty exposure[2]	17	468	485
Loans	—	345	345
Lending commitments	—	1,222	1,222
Exposure before hedges	614	2,412	3,026
Hedges[3]	—	(174)	(174)
Net exposure	$614	$2,238	$2,852
1.Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on a notional amount assuming zero recovery adjusted for the fair value of any receivable or payable).
2.Net counterparty exposure (e.g, repurchase transactions, securities lending and OTC derivatives) is net of the benefit of collateral received and also is net by counterparty when legally enforceable master netting agreements are in place. For more information, see “Additional Information—Top 10 Non-U.S. Country Exposures” herein.
3.Amounts represent net CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures. Amounts are based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable. For further description of the contractual terms for purchased credit protection and whether they may limit the effectiveness of our hedges, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives" herein.
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held against Net Counterparty Exposure1

$ in millions		At December 31, 2020
Counterparty credit exposure	Collateral[2]
Germany	Japan and France	$14,269
United Kingdom	U.K., U.S. and Spain	11,125
Other	Japan, U.S. and France	21,917
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at December 31, 2020.
2.Primarily consists of cash, as well as government obligations of the countries listed.
Country Risk Exposures Related to the U.K.
At December 31, 2020, our country risk exposures in the U.K. included net exposures of $21,678 million (as shown in the Top 10 Non-U.S. Country Exposures table) and overnight deposits of $9,036 million. The $21,380 million of exposures to non-sovereigns were diversified across both names and sectors and include $12,031 million to U.K.-focused counterparties that generate more than one-third of their revenues in the U.K., $8,788 million to geographically diversified counterparties, and $8,591 million to exchanges and clearinghouses.
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

December 2020 Form 10-K	76

Risk Disclosures
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
Business Continuity Management and Disaster Recovery
The Fusion Resilience Center’s mission is to understand, prepare for, respond to, recover and learn from operational threats and incidents that impact the Firm, from cyber and fraud to technology incidents, weather events, terror attacks, geopolitical unrest and pandemics. Global programs for Business Continuity and Disaster Recovery are designed to mitigate risk and enable recovery from business continuity incidents impacting our people, technology, suppliers and/or facilities. Business units within the Firm maintain business continuity plans, including identifying processes and strategies to continue business-critical processes during a business continuity incident. Business units also test the documented preparation to provide a reasonable expectation that, during a business continuity incident, the business unit will be able to continue its critical business processes and limit the impact of the incident to the Firm and its clients. Technical recovery plans are maintained for critical technology assets and detail the steps to be implemented to recover from a disruption. Disaster Recovery testing is performed to validate the recovery capability of these critical technology assets.
Third-Party Risk Management
In connection with our ongoing operations, we utilize the services of third-party suppliers, which we anticipate will continue and may increase in the future. These services include, for example, outsourced processing and support functions and other professional services. Our risk-based approach to managing exposure to these services includes the performance of due diligence, implementation of service level and other contractual agreements, consideration of operational risks and ongoing monitoring of third-party suppliers’ performance. We maintain and continue to enhance our third-party risk management program which is designed to align with our risk tolerance and meet regulatory requirements. The program includes appropriate governance, policies, procedures and enabling technology. The third-party risk management program includes the adoption of appropriate risk management controls and practices throughout the third-party management life cycle to manage risk of service failure, risk of data loss and reputational risk, among others.

77	December 2020 Form 10-K

Risk Disclosures
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

December 2020 Form 10-K	78

Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Morgan Stanley:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Morgan Stanley and subsidiaries (the “Firm”) as of December 31, 2020 and 2019, the related consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for each of the three years ended December 31, 2020, 2019, and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Firm as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years ended December 31, 2020, 2019, and 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Firm’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Firm’s internal control over financial reporting.
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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Level 3 Financial Assets and Liabilities Carried at Fair Value—Refer to Note 5 to the financial statements
Critical Audit Matter Description

The Firm’s trading and financing activities result in the Firm carrying material financial instruments having limited price transparency. These financial instruments can span a broad array of product types and generally include derivative, security, loan, and borrowing positions. As described in Note 5, these Level 3 financial instruments approximate $18.4 billion and $10.2 billion, respectively, of financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2020. Unlike financial instruments whose inputs are readily observable and, therefore, more easily independently corroborated, the valuation of financial instruments classified as Level 3 is inherently subjective and often involves the use of unobservable inputs, as well as proprietary valuation models whose underlying algorithms and valuation methodologies are complex.

We identified the valuation of Level 3 financial assets and liabilities carried at fair value as a critical audit matter given the Firm uses complex valuation models and/or model inputs that are not observable in the marketplace to determine the respective fair values. Performing our audit procedures to evaluate the appropriateness of these models and inputs involved a high degree of auditor judgment, professionals with specialized skills and knowledge, and an increased extent of testing.

79	December 2020 Form 10-K

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation estimate for financial instruments that are classified as Level 3 included the following, among others:
•We tested the design and operating effectiveness of the Firm’s valuation controls, including model review and price verification, which are designed to test the appropriateness of the Firm’s valuation methodologies as well as the relevant inputs, and assumptions used to determine the fair value estimates.
•We independently evaluated the appropriateness of management’s significant valuation methodologies, including the input assumptions, considering the expected assumptions of other market participants, and external data, when available.
•We developed independent valuation estimates for certain financial instrument selections, using externally sourced inputs and independent valuation models, and used such estimates to further evaluate management’s fair value estimate, including comparing the estimate with similar transactions and evaluating the Firm’s assumptions inclusive of the inputs, as applicable.
•We tested the revenues arising from the trade date valuation estimate for certain structured transactions classified as Level 3 financial instruments. For a selection of such transactions we developed independent valuation estimates to test the valuation inputs and assumptions used by the Firm and evaluated whether the methods were consistent with relevant Firm valuation policies.
•We assessed the consistency by which management has applied significant and unobservable valuation assumptions.
•We performed a retrospective assessment of management’s valuation estimates for a sample of financial instrument selections by comparing such estimates to relevant transactions.
Intangible Assets—Valuation of Customer Relationship Intangible Assets for the E*TRADE Financial Corporation (“E*TRADE”) Acquisition—Refer to Note 3 to the financial statements
Critical Audit Matter Description

On October 2, 2020, the Firm completed the acquisition of E*TRADE for approximately $11.9 billion. The Firm accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangibles of approximately $3.3 billion. Of the identified intangible assets acquired, the most significant were the customer relationship intangible assets of $2.8 billion. Management, with the assistance of a valuation specialist, estimated the fair value of customer relationship intangible assets using the income approach, which determines the fair value as the present value of forecasted future cash flows. The determination of fair value of the assets involves significant estimates and assumptions related to forecasted future cash flows and the selection of the respective discount rate.

We identified the valuation of customer relationship intangible assets as a critical audit matter because the fair value determination requires management to make significant estimates and assumptions in determining the forecasted future cash flows including revenue growth rates and attrition rates as well as the selection of the discount rate. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the involvement of our valuation specialists.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of customer relationship intangible assets acquired as part of the E*TRADE acquisition included the following, among others:

•We tested the operating effectiveness of internal controls over the valuation methodology used, the determination of forecasted future cash flows, and the selection of the discount rate.
•We assessed the knowledge, skill, ability and objectivity of management’s valuation specialist and evaluated the work performed.
•We evaluated the appropriateness of the valuation methodology used and the reasonableness of the forecasted future cash flows for each selected customer relationship intangible asset, specifically the assumptions relating to revenue growth and attrition rates, as well as whether the assumptions used were reasonable considering external market and industry data as well as the past performance of E*TRADE. We also performed sensitivity analyses to evaluate the impact of changes in assumptions to the valuation of the customer relationship intangible assets.
•We tested the source information underlying the determination of the discount rates and attrition rates and also tested the mathematical accuracy of the calculations.
•We developed a range of independent estimates of discount rates for the selected customer relationship intangible assets and compared those to the respective discount rate utilized by management.

/s/ Deloitte & Touche LLP
New York, New York
February 26, 2021

We have served as the Firm’s auditor since 1997.

December 2020 Form 10-K	80

Consolidated Income Statements

in millions, except per share data	2020	2019	2018
Revenues
Investment banking	$7,674	$6,163	$6,482
Trading	13,992	11,095	11,551
Investments	986	1,540	437
Commissions and fees	4,851	3,919	4,190
Asset management	14,272	13,083	12,898
Other	110	925	743
Total non-interest revenues	41,885	36,725	36,301
Interest income	10,162	17,098	13,892
Interest expense	3,849	12,404	10,086
Net interest	6,313	4,694	3,806
Net revenues	48,198	41,419	40,107
Non-interest expenses
Compensation and benefits	20,854	18,837	17,632
Brokerage, clearing and exchange fees	2,929	2,493	2,393
Information processing and communications	2,465	2,194	2,016
Professional services	2,205	2,137	2,265
Occupancy and equipment	1,559	1,428	1,391
Marketing and business development	434	660	691
Other	3,334	2,369	2,482
Total non-interest expenses	33,780	30,118	28,870
Income before provision for income taxes	14,418	11,301	11,237
Provision for income taxes	3,239	2,064	2,350
Income from continuing operations	11,179	9,237	8,887
Income (loss) from discontinued operations, net of income taxes	—	—	(4)
Net income	$11,179	$9,237	$8,883
Net income applicable to noncontrolling interests	183	195	135
Net income applicable to Morgan Stanley	$10,996	$9,042	$8,748
Preferred stock dividends and other	496	530	526
Earnings applicable to Morgan Stanley common shareholders	$10,500	$8,512	$8,222
Earnings per common share
Basic	$6.55	$5.26	$4.81
Diluted	6.46	5.19	4.73
Average common shares outstanding
Basic	1,603	1,617	1,708
Diluted	1,624	1,640	1,738

See Notes to Consolidated Financial Statements	81	December 2020 Form 10-K

Consolidated Comprehensive Income Statements

$ in millions	2020	2019	2018
Net income	$11,179	$9,237	$8,883
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	170	3	(90)
Change in net unrealized gains (losses) on available-for-sale securities	1,580	1,137	(272)
Pension and other	146	(66)	137
Change in net debt valuation adjustment	(1,028)	(1,639)	1,517
Total other comprehensive income (loss)	$868	$(565)	$1,292
Comprehensive income	$12,047	$8,672	$10,175
Net income applicable to noncontrolling interests	183	195	135
Other comprehensive income (loss) applicable to noncontrolling interests	42	(69)	87
Comprehensive income applicable to Morgan Stanley	$11,822	$8,546	$9,953

December 2020 Form 10-K	82	See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

$ in millions, except share data	At December 31, 2020	At December 31, 2019
Assets
Cash and cash equivalents	$105,654	$82,171
Trading assets at fair value ($132,578 and $128,386 were pledged to various parties)	312,738	297,110
Investment securities (includes $110,383 and $62,223 at fair value)	182,154	105,725
Securities purchased under agreements to resell (includes $15 and $4 at fair value)	116,234	88,224
Securities borrowed	112,391	106,549
Customer and other receivables	97,737	55,646
Loans:
Held for investment (net of allowance of $835 and $349)	137,784	118,060
Held for sale	12,813	12,577
Goodwill	11,635	7,143
Intangible assets (net of accumulated amortization of $3,265 and $3,204)	4,980	2,107
Other assets	21,742	20,117
Total assets	$1,115,862	$895,429
Liabilities
Deposits (includes $3,521 and $2,099 at fair value)	$310,782	$190,356
Trading liabilities at fair value	157,631	133,356
Securities sold under agreements to repurchase (includes $1,115 and $733 at fair value)	50,587	54,200
Securities loaned	7,731	8,506
Other secured financings (includes $11,701 and $7,809 at fair value)	15,863	14,698
Customer and other payables	227,437	197,834
Other liabilities and accrued expenses	25,603	21,155
Borrowings (includes $73,701 and $64,461 at fair value)	217,079	192,627
Total liabilities	1,012,713	812,732
Commitments and contingent liabilities (see Note 15)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	9,250	8,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,809,624,144 and 1,593,973,680	20	20
Additional paid-in capital	25,546	23,935
Retained earnings	78,694	70,589
Employee stock trusts	3,043	2,918
Accumulated other comprehensive income (loss)	(1,962)	(2,788)
Common stock held in treasury at cost, $0.01 par value (229,269,835 and 444,920,299 shares)	(9,767)	(18,727)
Common stock issued to employee stock trusts	(3,043)	(2,918)
Total Morgan Stanley shareholders’ equity	101,781	81,549
Noncontrolling interests	1,368	1,148
Total equity	103,149	82,697
Total liabilities and equity	$1,115,862	$895,429

See Notes to Consolidated Financial Statements	83	December 2020 Form 10-K

Consolidated Statements of Changes in Total Equity

$ in millions	2020	2019	2018
Preferred Stock
Beginning balance	$8,520	$8,520	$8,520
Issuance of preferred stock[1]	730	500	—
Redemption of preferred stock[2]	—	(500)	—
Ending balance	9,250	8,520	8,520
Common Stock
Beginning and ending balance	20	20	20
Additional Paid-in Capital
Beginning balance	23,935	23,794	23,545
Share-based award activity	518	131	249
Issuance of preferred stock	—	(3)	—
Issuance of common stock for the acquisition of E*TRADE[1]	1,093	—	—
Other net increases (decreases)	—	13	—
Ending balance	25,546	23,935	23,794
Retained Earnings
Beginning balance	70,589	64,175	57,577
Cumulative adjustments for accounting changes[3]	(100)	63	306
Net income applicable to Morgan Stanley	10,996	9,042	8,748
Preferred stock dividends[4]	(496)	(524)	(526)
Common stock dividends[4]	(2,295)	(2,161)	(1,930)
Other net increases (decreases)	—	(6)	—
Ending balance	78,694	70,589	64,175
Employee Stock Trusts
Beginning balance	2,918	2,836	2,907
Share-based award activity	125	82	(71)
Ending balance	3,043	2,918	2,836
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(2,788)	(2,292)	(3,060)
Cumulative adjustments for accounting changes[3]	—	—	(437)
Net change in Accumulated other comprehensive income (loss)	826	(496)	1,205
Ending balance	(1,962)	(2,788)	(2,292)
Common Stock Held in Treasury at Cost
Beginning balance	(18,727)	(13,971)	(9,211)
Share-based award activity	932	1,198	806
Repurchases of common stock and employee tax withholdings	(1,890)	(5,954)	(5,566)
Issuance of common stock for the acquisition of E*TRADE[1]	9,918	—	—
Ending balance	(9,767)	(18,727)	(13,971)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(2,918)	(2,836)	(2,907)
Share-based award activity	(125)	(82)	71
Ending balance	(3,043)	(2,918)	(2,836)
Noncontrolling Interests
Beginning balance	1,148	1,160	1,075
Net income applicable to noncontrolling interests	183	195	135
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	42	(69)	87
Other net increases (decreases)	(5)	(138)	(137)
Ending balance	1,368	1,148	1,160
Total Equity	$103,149	$82,697	$81,406
1.The 2020 issuances of Preferred and Common Stock were related to the acquisition of E*TRADE. See Notes 3 and 18 for further information.
2.See Note 18 for information regarding the notice of redemption and reclassification of Series G Preferred Stock.
3.See Notes 2 and 18 for further information regarding cumulative adjustments for accounting changes.
4.See Note 18 for information regarding dividends per share for each class of stock.

December 2020 Form 10-K	84	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statements

$ in millions	2020	2019	2018
Cash flows from operating activities
Net income	$11,179	$9,237	$8,883
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	(250)	165	449
Stock-based compensation expense	1,312	1,153	920
Depreciation and amortization	3,769	2,643	1,844
Provision for (Release of) credit losses on lending activities	762	162	(15)
Other operating adjustments	274	(195)	199
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	15,550	(13,668)	23,732
Securities borrowed	(5,076)	9,764	7,697
Securities loaned	(1,541)	(3,402)	(1,684)
Customer and other receivables and other assets	(29,774)	233	(728)
Customer and other payables and other liabilities	10,187	19,942	(13,063)
Securities purchased under agreements to resell	(28,010)	10,298	(14,264)
Securities sold under agreements to repurchase	(3,613)	4,441	(6,665)
Net cash provided by (used for) operating activities	(25,231)	40,773	7,305
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(1,444)	(1,826)	(1,865)
Changes in loans, net	(17,949)	(17,359)	(8,794)
Investment securities:
Purchases	(59,777)	(42,586)	(27,800)
Proceeds from sales	13,750	17,151	3,208
Proceeds from paydowns and maturities	24,517	12,012	12,668
Cash acquired as part of the E*TRADE acquisition	3,807	—	—
Other investing activities	(802)	(953)	(298)
Net cash provided by (used for) investing activities	(37,898)	(33,561)	(22,881)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	2,794	3,695	(1,226)
Deposits	75,417	2,513	28,384
Issuance of preferred stock, net of issuance costs	—	497	—
Proceeds from issuance of Borrowings	60,726	30,605	40,059
Payments for:
Borrowings	(50,484)	(40,548)	(34,781)
Repurchases of common stock and employee tax withholdings	(1,890)	(5,954)	(5,566)
Cash dividends	(2,739)	(2,627)	(2,375)
Other financing activities	(40)	(147)	(290)
Net cash provided by (used for) financing activities	83,784	(11,966)	24,205
Effect of exchange rate changes on cash and cash equivalents	2,828	(271)	(1,828)
Net increase (decrease) in cash and cash equivalents	23,483	(5,025)	6,801
Cash and cash equivalents, at beginning of period	82,171	87,196	80,395
Cash and cash equivalents, at end of period	$105,654	$82,171	$87,196
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$4,120	$12,511	$9,977
Income taxes, net of refunds	2,591	1,908	1,377

See Notes to Consolidated Financial Statements	85	December 2020 Form 10-K

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
Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses and institutions covering: financial advisor-led brokerage and investment advisory services; self-directed brokerage services, including through the E*TRADE platform; financial and wealth planning services; workplace services including stock plan administration; annuity and insurance products; securities-based lending, residential real estate loans and other lending products; banking; and retirement plan services.
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
Consolidation
The financial statements include the accounts of the Firm, its wholly owned subsidiaries and other entities in which the Firm has a controlling financial interest, including certain VIEs (see Note 16). Intercompany balances and transactions have been eliminated. For consolidated subsidiaries that are not wholly owned, the third-party holdings of equity interests are referred to as Noncontrolling interests. The net income attributable to Noncontrolling interests for such subsidiaries is presented as Net income applicable to noncontrolling interests in the income statements. The portion of shareholders’ equity that is attributable to noncontrolling interests for such subsidiaries is presented as noncontrolling interests, a component of Total equity, in the balance sheets.
For entities where the total equity investment at risk is sufficient to enable the entity to finance its activities without additional subordinated financial support and the equity holders bear the residual economic risks and returns of the entity and have the power to direct the activities of the entity that most significantly affect its economic performance, the Firm consolidates those entities it controls either through a majority voting interest or otherwise. For VIEs (i.e., entities that do not meet the aforementioned criteria), the Firm consolidates those entities where it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

December 2020 Form 10-K	86

Notes to Consolidated Financial Statements
For investments in entities in which the Firm does not have a controlling financial interest but has significant influence over operating and financial decisions, it applies the equity method of accounting with net gains and losses recorded within Other revenues (see Note 12) unless the Firm has elected to measure the investment at fair value, in which case net gains and losses are recorded within Investments revenues (see Note 5).
Equity and partnership interests held by entities qualifying for accounting purposes as investment companies are carried at fair value.
The Firm’s significant regulated U.S. and international subsidiaries include:
•Morgan Stanley & Co. LLC (“MS&Co.”),
•Morgan Stanley Smith Barney LLC (“MSSB”),
•Morgan Stanley Europe SE (“MSESE”),
•Morgan Stanley & Co. International plc (“MSIP”),
•Morgan Stanley Bank, N.A. (“MSBNA”),
•Morgan Stanley Private Bank, National Association (“MSPBNA”),
•E*TRADE Bank (“ETB”),
•E*TRADE Savings Bank (“ETSB”) and
•E*TRADE Securities LLC
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
Commissions and Fees
Commission and fee revenues generally result from transaction-based arrangements in which the client is charged a fee for the execution of transactions. Such revenues primarily arise from transactions in equity securities; services related to sales and trading activities; and sales of mutual funds, alternative funds, futures, insurance products and options, as well as revenues from order flow payments for directing customer orders to broker-dealers, exchanges, and market centers for execution. Commission and fee revenues are recognized on trade date when the performance obligation is satisfied.
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
See Note 23 for information regarding the net cumulative unrealized amount of performance-based fee revenues at risk of reversal. See Note 15 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.
Other Items
Revenues from certain commodities-related contracts are recognized as the promised goods or services are delivered to the customer.
Receivables from contracts with customers are recognized in Customer and other receivables in the balance sheets when

87	December 2020 Form 10-K

Notes to Consolidated Financial Statements
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
The Firm generally presents, net within revenues, taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Firm from a customer.
Fair Value of Financial Instruments
Instruments within Trading assets and Trading liabilities are measured at fair value, either as required or allowed by accounting guidance. These financial instruments primarily represent the Firm’s trading and investment positions and include both cash and derivative products. In addition, securities classified as AFS are measured at fair value.
Gains and losses on instruments carried at fair value are reflected in Trading revenues, Investments revenues or Investment banking revenues in the income statements, except for AFS securities (see “Available-for-Sale (“AFS”) Investment Securities” section herein and Note 8) and derivatives accounted for as hedges (see “Hedge Accounting” herein and Note 7).
Interest income and interest expense are recorded within the income statements depending on the nature of the instrument and related market conventions. When interest is included as a component of the instruments’ fair value, interest is recorded within Trading revenues or Investments revenues. Otherwise, it is recorded within Interest income or Interest expense. Dividend income is recorded in Trading revenues or Investments revenues depending on the business activity.
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
Level 3.    Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including

December 2020 Form 10-K	88

Notes to Consolidated Financial Statements
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
See Note 5 for a description of valuation techniques applied to the major categories of financial instruments measured at fair value.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain of the Firm’s assets and liabilities are measured at fair value on a non-recurring basis. The Firm incurs losses or gains for any adjustments of these assets or liabilities to fair value.
For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various

89	December 2020 Form 10-K

Notes to Consolidated Financial Statements
valuation approaches. The same hierarchy for inputs as described above, which requires that observable inputs be used when available, is used in measuring fair value for these items.
For further information on financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis, see Note 5.
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
However, in certain circumstances, the Firm may not have such an agreement in place; the relevant insolvency regime may not support the enforceability of the master netting agreement or collateral agreement; or the Firm may not have sought legal advice to support the enforceability of the agreement. In cases where the Firm has not determined an agreement to be enforceable, the related amounts are not offset (see Note 7).
The Firm’s policy is generally to receive cash and/or securities posted as collateral (with rights of rehypothecation), irrespective of the enforceability determination regarding the master netting and collateral agreement. In certain cases, the Firm may agree for such collateral to be posted to a third-party custodian under a control agreement that enables it to take control of such collateral in the event of a counterparty default. The enforceability of the master netting agreement is taken into account in the Firm’s risk management practices and application of counterparty credit limits.
For information related to offsetting of derivatives, see Note 7.
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
For further information on derivative instruments and hedging activities, see Note 7.
AFS Investment Securities
AFS securities are reported at fair value in the balance sheets. Interest income, including amortization of premiums and

December 2020 Form 10-K	90

Notes to Consolidated Financial Statements
accretion of discounts, is included in Interest income in the Income statements. Unrealized gains are recorded in OCI and unrealized losses are recorded either in OCI or in Other revenues as described below.
AFS securities in an unrealized loss position are first evaluated to determine whether there is an intent to sell or it is more likely than not the Firm will be required to sell before recovery of the amortized cost basis. If so, the amortized cost basis is written down to the fair value of the security such that the entire unrealized loss is recognized in Other revenues and any previously established ACL is written off.
For all other AFS securities in an unrealized loss position, any portion of unrealized losses representing a credit loss is recognized in Other revenues and as an increase to the ACL for AFS securities, with the remainder of unrealized losses recognized in OCI. A credit loss exists if the Firm does not expect to recover the amortized cost basis of the security. When considering whether a credit loss exists, the Firm considers relevant information, including:
•guarantees (implicit or explicit) by the U.S. Government;
•the extent to which the fair value has been less than the amortized cost basis;
•adverse conditions specifically related to the security, its industry or geographic area;
•changes in the financial condition of the issuer of the security, or, in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors;
•the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
•failure of the issuer of the security to make scheduled interest or principal payments;
•the current rating and any changes to the rating of the security by a rating agency.
If a credit loss exists, the Firm measures the credit loss as the difference between the present value of cash flows expected to be collected (discounted at the implicit interest rate at acquisition of the security or discounted at the effective yield for securities that incorporate changes in prepayment assumptions) and the amortized cost basis of the security. Changes in prepayment assumptions alone are not considered to result in a credit loss. When estimating the present value of expected cash flows, information utilized includes the remaining payment terms of the security, prepayment speeds, financial condition of the issuer, expected defaults and the value of any underlying collateral.
Presentation of ACL and Provision for Credit Losses

	ACL	Provision for Credit Losses
AFS securities	Contra Investment securities	Other revenue
Nonaccrual & ACL Charge-offs on AFS Securities
AFS securities follow the same nonaccrual and write-off guidance as discussed in “Allowance for Credit Losses” herein, except as set forth in “Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19” herein.
HTM Securities

HTM securities are reported at amortized cost, net of any ACL, in the balance sheets. Refer to “Allowance for Credit Losses” herein for guidance on the ACL determination. Interest income, including amortization of premiums and accretion of discounts on HTM securities, is included in Interest income in the income statements.
Loans
The Firm accounts for loans based on the following categories: loans held for investment; loans held for sale; and loans at fair value.
Nonaccrual

All loan categories described below follow the same nonaccrual and write-off guidance as discussed in “Allowance for Credit Losses” herein.
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
Lending Commitments.    The Firm records the liability and related expense for the credit exposure related to commitments to fund loans. For more information regarding loan commitments, standby letters of credit and financial guarantees, see Note 15.

For more information regarding allowance for credit losses, refer to “Allowance for Credit Losses” herein.
Loans Held for Sale
Loans held for sale are measured at the lower of cost or fair value, with valuation changes recorded in Other revenues. The Firm determines the valuation allowance on an individual loan basis, except for residential mortgage loans for which the valuation allowance is determined at the loan product level. Any decreases in fair value below the initial carrying amount

91	December 2020 Form 10-K

Notes to Consolidated Financial Statements
and any recoveries in fair value up to the initial carrying amount are recorded in Other revenues. Increases in fair value above initial carrying value are not recognized.
Interest income. Interest income on loans held for sale is accrued and recognized based on the contractual rate of interest. Loan origination fees or costs and purchase price discounts or premiums are deferred as an adjustment to the loan’s cost basis until the related loan is sold and, as such, are included in the periodic determination of the lower of cost or fair value adjustments and the gain or loss recognized at the time of sale.
Lending Commitments. Commitments to fund mortgage loans held for sale are derivatives and are reported in Trading assets or Trading liabilities in the balance sheets with an offset to Trading revenues in the income statements.
For commitments to fund non-mortgage loans, the Firm records the liability and related expense for the fair value exposure below cost of such commitments in Other liabilities and accrued expenses in the balance sheets with an offset to Other revenues in the income statements.
Because loans and lending commitments held for sale are recognized at the lower of cost or fair value, the allowance for loan losses and charge-off policies do not apply to these loans.
Loans at Fair Value
Loans for which the fair value option is elected are carried at fair value, with changes in fair value recognized in earnings. Loans carried at fair value are not evaluated for purposes of recording an allowance for loan losses. For further information on loans carried at fair value and classified as Trading assets and Trading liabilities, see Note 5.
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
For further information on loans, see Note 10.
Allowance for Credit Losses

The ACL for financial instruments measured at amortized cost and certain off-balance sheet exposures (e.g., HFI loans and lending commitments, HTM securities, customer and other receivables and certain guarantees) represents an estimate of expected credit losses over the entire life of the financial instrument.

Factors considered by management when determining the ACL include payment status, fair value of collateral and expected payments of principal and interest, as well as internal or external information relating to past events, current conditions and reasonable and supportable forecasts. The Firm uses three forecasts that include assumptions about certain macroeconomic variables including, but not limited to, U.S. gross domestic product (“GDP”), equity market indices and unemployment rates, as well as commercial real estate and home price indices. At the conclusion of the Firm’s reasonable and supportable forecast period of 13 quarters, there is a gradual reversion back to historical averages.

The ACL is measured on a collective basis when similar risk characteristics exist for multiple instruments considering all available information relevant to assessing the collectability of cash flows. Generally, the Firm applies a probability of default/loss given default model for instruments that are collectively assessed, under which the ACL is calculated as the product of probability of default, loss given default and exposure at default. These parameters are forecast for each collective group of assets using a scenario-based statistical model.

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

Additionally, the Firm can elect to use an approach to measure the ACL using the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument to reflect changes in the fair value of such collateral. The Firm has elected to use this approach for certain securities-based loans, margin loans, Securities purchased under agreements to resell and Securities borrowed.

Credit quality indicators considered in developing the ACL include:

•Corporate loans, Secured lending facilities, Commercial real estate loans and securities, and Other loans: Internal risk ratings developed by the Credit Risk Management Department that are refreshed at least annually, and more frequently as necessary. These ratings generally correspond to external ratings published by S&P. The Firm also

December 2020 Form 10-K	92

Notes to Consolidated Financial Statements
considers transaction structure, including type of collateral, collateral terms and position of the obligation within the capital structure. In addition, for Commercial real estate, the Firm considers property type and location, net operating income and LTV ratios, among other factors, as well as commercial real estate price and credit spread indices and capitalization rates.
•Residential real estate loans: Loan origination Fair Isaac Corporation (“FICO”) credit scores as determined by independent credit agencies in the United States and LTV ratios.
•Employee loans: Employment status, which includes those currently employed by the Firm and for which the Firm can deduct any unpaid amounts due to it through certain compensation arrangements; and those no longer employed by the Firm where such arrangements are no longer applicable.
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
Troubled Debt Restructurings “TDRs”

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
Nonaccrual

The Firm places financial instruments on nonaccrual status if principal or interest is not expected when contractually due or is past due for a period of 90 days or more unless the obligation is well-secured and in the process of collection. For borrowers impacted by COVID-19, see “Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19” herein for additional considerations.

For any instrument placed on nonaccrual status, the Firm reverses any unpaid interest accrued with an offsetting reduction to Interest income. Principal and interest payments received on nonaccrual instruments are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal is not in doubt, interest income is realized on a cash basis. If the instrument is brought current and neither principal or interest collection is in doubt, instruments can generally return to accrual status and interest income can be recognized.
Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19
In the first quarter of 2020, the Firm elected to apply the guidance issued by Congress in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) as well as by the U.S. banking agencies stating that certain concessions granted to borrowers that are current on existing loans, either individually or as part of a program for creditworthy borrowers who are experiencing short-term financial or operational problems as a result of COVID-19, generally would not be considered TDRs. Additionally, these loans generally would not be considered nonaccrual unless collectability concerns exist despite the modification provided. For loans remaining on accrual status, the Firm elected to continue recognizing interest income during the modification periods.
ACL Charge-offs
The principal balance of a financial instrument is charged off in the period it is deemed uncollectible resulting in a reduction in the ACL and the balance of the financial instrument in the balance sheet. Accrued interest receivable balances that are separately recorded from the related financial instruments are charged off against Interest income when the related financial instrument is placed on nonaccrual. Accordingly, the Firm elected not to measure an ACL for accrued interest receivables. However, in the case of loans that are modified as a result of COVID-19 and remain on accrual status due to the relief noted in “Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19” herein, accrued interest receivable balances are assessed for any required ACL.
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

93	December 2020 Form 10-K

Notes to Consolidated Financial Statements
agreements to repurchase are treated as collateralized financings (see Note 9).
Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) are carried in the balance sheets at the amount of cash paid or received, plus accrued interest, except for certain reverse repurchase and repurchase agreements for which the Firm has elected the fair value option (see Note 6). Where appropriate, repurchase agreements and reverse repurchase agreements with the same counterparty are reported on a net basis. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received.
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
In order to manage credit exposure arising from these transactions, in appropriate circumstances, the Firm enters into master netting agreements and collateral agreements with its counterparties. These agreements provide the Firm with the right, in the event of a default by the counterparty, to net a counterparty’s rights and obligations under the agreement and to liquidate and set off collateral held by the Firm against the net amount owed by the counterparty.
The Firm’s policy is generally to take possession of securities purchased or borrowed in connection with reverse repurchase agreements and securities borrowed transactions, respectively, and to receive cash and/or securities delivered under repurchase agreements or securities loaned transactions (with rights of rehypothecation).
For information related to offsetting of certain collateralized transactions, see Note 9.
Premises, Equipment and Capitalized Software Costs
Premises, equipment and capitalized software costs consist of buildings, leasehold improvements, furniture, fixtures, computer and communications equipment, power generation assets and capitalized software (externally purchased and developed for internal use). Premises, equipment and capitalized software costs are stated at cost less accumulated depreciation and amortization and are included in Other assets in the balance sheets. Depreciation and amortization are provided by the straight-line method over the estimated useful life of the asset.
Estimated Useful Lives of Assets

in years	Estimated Useful Life
Buildings	39
Leasehold improvements—Building	term of lease to 25
Leasehold improvements—Other	term of lease to 15
Furniture and fixtures	7
Computer and communications equipment	3 to 9
Power generation assets	15 to 29
Capitalized software costs	2 to 10
Premises, equipment and capitalized software costs are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable.
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

December 2020 Form 10-K	94

Notes to Consolidated Financial Statements
have satisfied the relevant vesting terms. Diluted EPS reflects the assumed conversion of all dilutive securities.
Share-based awards that pay dividend equivalents subject to vesting are included in diluted shares outstanding (if dilutive) under the treasury stock method.
The Firm has granted PSUs that vest and convert to shares of common stock only if predetermined performance and market goals are satisfied. Since the issuance of the shares is contingent upon the satisfaction of certain conditions, the PSUs are included in diluted EPS based on the number of shares (if any) that would be issuable if the reporting date was the end of the performance period.
For further information on diluted earnings (loss) per common share, see Note 18 to the financial statements.
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
Compensation expense is recognized over the vesting period relevant to each separately vesting portion of the award. Compensation expense for awards with performance conditions is recognized based on the probable outcome of the performance condition at each reporting date. Compensation expense for awards with market-based conditions is recognized irrespective of the probability of the market condition being achieved and is not reversed if the market condition is not met. The Firm accounts for forfeitures as they occur.
Stock-based awards generally contain clawback and cancellation provisions. Certain awards provide the Firm discretion to claw back or cancel all or a portion of the award under specified circumstances. Compensation expense for those awards is adjusted for changes in the fair value of the Firm’s common stock or the relevant model valuation, as appropriate, until conversion, exercise or expiration.
Employee Stock Trusts
In connection with certain stock-based compensation plans, the Firm has established employee stock trusts to provide, at its discretion, common stock voting rights to certain RSU holders. Following an RSU award, when a stock trust is utilized, the Firm contributes shares to be held in the stock trust until the RSUs convert to common shares. The assets of the employee stock trusts are consolidated with those of the Firm and are generally accounted for in a manner similar to treasury stock, where the shares of common stock outstanding reported in Common stock issued to employee stock trusts are offset by an equal amount reported in Employee stock trusts in the balance sheets.
The Firm uses the grant-date fair value of stock-based compensation as the basis for recording the movement of the assets to or from the employee stock trusts. Changes in the fair value are not recognized as the Firm’s stock-based compensation must be settled by delivery of a fixed number of shares of the Firm’s common stock.
Deferred Cash-Based Compensation
Compensation expense for deferred cash-based compensation awards is calculated based on the notional value of the award granted, adjusted for changes in the fair value of the referenced investments that employees select. Compensation expense is recognized over the vesting period relevant to each separately vesting portion of the award. Compensation expense for these awards is adjusted based on notional earnings of the referenced investments until distribution.
The Firm invests directly, as a principal, in financial instruments and other investments to economically hedge certain of its obligations under its deferred cash-based compensation plans. Changes in the value of such investments are recorded in Trading revenues and Investments revenues. Although changes in compensation expense resulting from changes in the fair value of the referenced investments will generally be offset by changes in the fair value of investments made by the Firm, there is typically a timing difference between the immediate recognition of gains and losses on the Firm’s investments and the deferred recognition of the related compensation expense over the vesting period.
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

95	December 2020 Form 10-K

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
The Firm recognizes tax expense associated with Global Intangible Low-Taxed Income as it is incurred as part of the current income taxes to be paid or refunded for the current period.
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
Accounting Updates Adopted in 2020
Reference Rate Reform

The Firm has adopted the Reference Rate Reform accounting update. There was no impact to the Firm’s financial statements upon initial adoption.

This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. The Firm is applying the accounting relief as relevant contract and hedge accounting relationship modifications are made during the course of the reference rate reform transition period. The optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract and would therefore not trigger certain accounting impacts that would otherwise be required. It also allows entities to change certain critical terms of existing hedge accounting relationships that are affected by reference rate reform, and these changes would not require de-designating the hedge accounting relationship. The optional relief ends December 31, 2022.
Financial Instruments—Credit Losses
The Firm has adopted the Financial Instruments—Credit Losses.
This accounting update impacted the impairment model for certain financial assets measured at amortized cost by requiring a CECL methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. CECL replaced the incurred loss model previously applicable to loans held for investment, HTM securities and other receivables carried at amortized cost, such as employee loans.
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

December 2020 Form 10-K	96

Notes to Consolidated Financial Statements
Accounting Updates Adopted in 2019
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
3. Acquisitions
Acquisition of E*TRADE
On October 2, 2020, the Firm completed the acquisition of 100% of E*TRADE Financial Corporation (“E*TRADE”) in a stock-for-stock transaction, which increases the scale and breadth of the Wealth Management business segment. Total consideration for the transaction was approximately $11.9 billion, which principally consists of the $11 billion fair value of 233 million common shares issued from Common stock held in treasury, at an exchange ratio of 1.0432 per E*TRADE common share. In addition, the Firm issued Series M and Series N preferred shares with a fair value of approximately $0.7 billion in exchange for E*TRADE’s existing preferred stock.
Upon acquisition, the assets and liabilities of E*TRADE were adjusted to their respective fair values as of the closing date of the transaction, including the identifiable intangible assets acquired. In addition, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill. The fair value estimates used in valuing certain acquired assets and liabilities are based, in part, on inputs that are unobservable. For intangible assets, these include, but are not limited to, forecasted future cash flows, revenue growth rates, customer attrition rates and discount rates.
E*TRADE Purchase Price Allocation

$ in millions	At October 2, 2020
Assets
Cash and cash equivalents	$3,807
Trading assets at fair value:
Loans and lending commitments	1,124
Investments	44
Investment securities	48,855
Securities borrowed	975
Customer and other receivables	12,267
Loans:
Held for investment	462
Goodwill	4,270
Intangible assets[1]	3,282
Other assets	1,351
Total assets	$76,437
Liabilities
Deposits	$44,890
Securities loaned	766
Customer and other payables	15,488
Other liabilities and accrued expenses	1,688
Borrowings	1,665
Total liabilities	$64,497
1.Acquired intangible assets are primarily composed of $2.8 billion related to customer relationships with a weighted-average life of 17 years.
E*TRADE’s results are included in the Firm’s consolidated results for the period from October 2, 2020 to December 31, 2020. For this period, Net revenues were approximately $600 million and Net income (loss) was not material.

97	December 2020 Form 10-K

Notes to Consolidated Financial Statements
Morgan Stanley and E*TRADE Proforma Combined Financial Information (Unaudited)

$ in millions	2020	2019
Net revenues	$50,203	$44,192
Net income	11,459	9,839
The proforma financial information presented in the previous table was computed by combining the historical financial information of the Firm and E*TRADE along with the effects of the acquisition method of accounting for business combinations as though the companies were combined on January 1, 2019. The proforma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual Net revenues and Net income would have been had the companies actually been combined as of this date.
4. Cash and Cash Equivalents
Cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks. Cash equivalents are highly liquid investments with remaining maturities of three months or less from the acquisition date that are readily convertible to cash and are not held for trading purposes.

$ in millions	At December 31, 2020	At December 31, 2019
Cash and due from banks	$9,792	$6,763
Interest bearing deposits with banks	95,862	75,408
Total Cash and cash equivalents	$105,654	$82,171
Restricted cash	$38,202	$32,512
Cash and cash equivalents also include Restricted cash such as cash segregated in compliance with federal or other regulations, including minimum reserve requirements set by the Federal Reserve Bank and other central banks, and the Firm's initial margin deposited with clearing organizations.

5. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$43,084	$31,524	$9	$—	$74,617
Other sovereign government obligations	26,174	5,048	268	—	31,490
State and municipal securities	—	1,135	—	—	1,135
MABS	—	1,070	322	—	1,392
Loans and lending commitments[2]	—	5,389	5,759	—	11,148
Corporate and other debt	—	30,093	3,435	—	33,528
Corporate equities[3]	111,575	1,142	86	—	112,803
Derivative and other contracts:
Interest rate	4,458	227,818	1,210	—	233,486
Credit	—	6,840	701	—	7,541
Foreign exchange	29	93,770	260	—	94,059
Equity	1,132	65,943	1,369	—	68,444
Commodity and other	1,818	10,108	2,723	—	14,649
Netting[1]	(5,488)	(310,534)	(1,351)	(62,956)	(380,329)
Total derivative and other contracts	1,949	93,945	4,912	(62,956)	37,850
Investments[4]	624	234	828	—	1,686
Physical commodities	—	3,260	—	—	3,260
Total trading assets[4]	183,406	172,840	15,619	(62,956)	308,909
Investment securities —AFS	46,354	61,225	2,804	—	110,383
Securities purchased under agreements to resell	—	12	3	—	15
Total assets at fair value	$229,760	$234,077	$18,426	$(62,956)	$419,307

December 2020 Form 10-K	98

Notes to Consolidated Financial Statements

	At December 31, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$3,395	$126	$—	$3,521
Trading liabilities:
U.S. Treasury and agency securities	10,204	1	—	—	10,205
Other sovereign government obligations	24,209	1,738	16	—	25,963
Corporate and other debt	—	8,468	—	—	8,468
Corporate equities[3]	67,822	172	63	—	68,057
Derivative and other contracts:
Interest rate	4,789	213,321	528	—	218,638
Credit	—	7,500	652	—	8,152
Foreign exchange	11	94,698	199	—	94,908
Equity	1,245	81,683	3,600	—	86,528
Commodity and other	1,758	9,418	1,014	—	12,190
Netting[1]	(5,488)	(310,534)	(1,351)	(58,105)	(375,478)
Total derivative and other contracts	2,315	96,086	4,642	(58,105)	44,938
Total trading liabilities	104,550	106,465	4,721	(58,105)	157,631
Securities sold under agreements to repurchase	—	671	444	—	1,115
Other secured financings	—	11,185	516	—	11,701
Borrowings	—	69,327	4,374	—	73,701
Total liabilities at fair value	$104,550	$191,043	$10,181	$(58,105)	$247,669

	At December 31, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$36,866	$28,992	$22	$—	$65,880
Other sovereign government obligations	23,402	4,347	5	—	27,754
State and municipal securities	—	2,790	1	—	2,791
MABS	—	1,690	438	—	2,128
Loans and lending commitments[2]	—	6,253	5,073	—	11,326
Corporate and other debt	—	22,124	1,396	—	23,520
Corporate equities[3]	123,942	652	97	—	124,691
Derivative and other contracts:
Interest rate	1,265	182,977	1,239	—	185,481
Credit	—	6,658	654	—	7,312
Foreign exchange	15	64,260	145	—	64,420
Equity	1,219	48,927	922	—	51,068
Commodity and other	1,079	7,255	2,924	—	11,258
Netting[1]	(2,794)	(235,947)	(993)	(47,804)	(287,538)
Total derivative and other contracts	784	74,130	4,891	(47,804)	32,001
Investments[4]	481	252	858	—	1,591
Physical commodities	—	1,907	—	—	1,907
Total trading assets[4]	185,475	143,137	12,781	(47,804)	293,589
Investment securities —AFS	32,902	29,321	—	—	62,223
Securities purchased under agreements to resell	—	4	—	—	4
Total assets at fair value	$218,377	$172,462	$12,781	$(47,804)	$355,816

	At December 31, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$1,920	$179	$—	$2,099
Trading liabilities:
U.S. Treasury and agency securities	11,191	34	—	—	11,225
Other sovereign government obligations	21,837	1,332	1	—	23,170
Corporate and other debt	—	7,410	—	—	7,410
Corporate equities[3]	63,002	79	36	—	63,117
Derivative and other contracts:
Interest rate	1,144	171,025	462	—	172,631
Credit	—	7,391	530	—	7,921
Foreign exchange	6	67,473	176	—	67,655
Equity	1,200	49,062	2,606	—	52,868
Commodity and other	1,194	7,118	1,312	—	9,624
Netting[1]	(2,794)	(235,947)	(993)	(42,531)	(282,265)
Total derivative and other contracts	750	66,122	4,093	(42,531)	28,434
Total trading liabilities	96,780	74,977	4,130	(42,531)	133,356
Securities sold under agreements to repurchase	—	733	—	—	733
Other secured financings	—	7,700	109	—	7,809
Borrowings	—	60,373	4,088	—	64,461
Total liabilities at fair value	$96,780	$145,703	$8,506	$(42,531)	$208,458
MABS—Mortgage- and asset-backed securities
1.For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Netting.” Positions classified within the same level that are with the same counterparty are netted within that level. For further information on derivative instruments and hedging activities, see Note 7.
2.For a further breakdown by type, see the following Detail of Loans and Lending Commitments at Fair Value table.
3.For trading purposes, the Firm holds or sells short equity securities issued by entities in diverse industries and of varying sizes.
4.Amounts exclude certain investments that are measured based on NAV per share, which are not classified in the fair value hierarchy. For additional disclosure about such investments, see “Net Asset Value Measurements” herein.
Detail of Loans and Lending Commitments at Fair Value1

$ in millions	At December 31, 2020	At December 31, 2019
Corporate	$13	$20
Secured lending facilities	648	951
Commercial real estate	916	2,098
Residential real estate	2,145	1,192
Securities-based lending and Other loans	7,426	7,065
Total	$11,148	$11,326
1.Loans previously classified as corporate have been further disaggregated; prior period balances have been revised to conform with current period presentation.
Unsettled Fair Value of Futures Contracts1

$ in millions	At December 31, 2020	At December 31, 2019
Customer and other receivables, net	$434	$365
1.These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.

99	December 2020 Form 10-K

Notes to Consolidated Financial Statements
Valuation Techniques for Assets and Liabilities Measured at Fair Value on a Recurring Basis
U.S. Treasury and Agency Securities
U.S. Treasury Securities
Valuation Technique:
•Fair value is determined using quoted market prices.
Valuation Hierarchy Classification:
•Level 1—as inputs are observable and in an active market.
U.S. Agency Securities
Valuation Techniques:
•Non-callable agency-issued debt securities are generally valued using quoted market prices, and callable agency-issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for comparable instruments.
•The fair value of agency mortgage pass-through pool securities is model-driven based on spreads of comparable to-be-announced securities.
•CMOs are generally valued using quoted market prices and trade data adjusted by subsequent changes in related indices for comparable instruments.
Valuation Hierarchy Classification:
•Level 1—on-the-run agency issued debt securities if actively traded and inputs are observable
•Level 2—all other agency issued debt securities, agency mortgage pass-through pool securities and CMOs if actively traded and inputs are observable
•Level 3—in instances where the trading activity is limited or inputs are unobservable
Other Sovereign Government Obligations
Valuation Techniques:
•Fair value is determined using quoted prices in active markets when available. When not available, quoted prices in less-active markets are used. In the absence of position-specific quoted prices, fair value may be determined through benchmarking from comparable instruments.
Valuation Hierarchy Classification:
•Level 1—if actively traded and inputs are observable
•Level 2—if the market is less active or prices are dispersed
•Level 3—in instances where the prices are unobservable
State and Municipal Securities
Valuation Techniques:
•Fair value is determined using recently executed transactions, market price quotations or pricing models that factor in, where applicable, interest rates, bond or CDS spreads, adjusted for any basis difference between cash and derivative instruments.
Valuation Hierarchy Classification:
•Level 2—if value based on observable market data for comparable instruments
•Level 3—in instances where market data are not observable
MABS
Valuation Techniques:
•Mortgage- and asset-backed securities may be valued based on price or spread data obtained from observed transactions or independent external parties such as vendors or brokers.
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
•Market standard cash flow models may be utilized to model the specific collateral composition and cash flow structure of each transaction. Key inputs to these models are market spreads, forecasted credit losses, and default and prepayment rates for each asset category.
•Valuation levels of RMBS and CMBS indices are used as an additional data point for benchmarking purposes or to price outright index positions.
Valuation Hierarchy Classification:
•Level 2—if value based on observable market data for comparable instruments
•Level 3—if external prices or significant spread inputs are unobservable, or if the comparability assessment involves significant subjectivity related to property type differences, cash flows, performance or other inputs
Loans and Lending Commitments
Valuation Techniques:
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

December 2020 Form 10-K	100

Notes to Consolidated Financial Statements
expected future cash flows using the Firm’s best available estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved or a methodology that utilizes the capital structure and credit spreads of recent comparable securitization transactions.
•Fair value of equity margin loans is determined by discounting future interest cash flows, net of potential losses resulting from large downward price movements of the underlying margin loan collateral. The potential losses are modeled using the margin loan rate, which is calibrated from market observable CDS spreads, implied debt yields or volatility metrics of the loan collateral.
Valuation Hierarchy Classification:
•Level 2—if value based on observable market data for comparable instruments
•Level 3—in instances where prices or significant spread inputs are unobservable or if the comparability assessment involves significant subjectivity
Corporate and Other Debt
Corporate Bonds
Valuation Techniques:
•Fair value is determined using recently executed transactions, market price quotations, bond spreads and CDS spreads obtained from independent external parties, such as vendors and brokers, adjusted for any basis difference between cash and derivative instruments.
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
Valuation Hierarchy Classification:
•Level 2—if value based on observable market data for comparable instruments
•Level 3—in instances where prices or significant spread inputs are unobservable or if the comparability assessment involves significant subjectivity
CDO
Valuation Techniques:
•The Firm holds cash CDOs that typically reference a tranche of an underlying synthetic portfolio of single-name CDS spreads collateralized by corporate bonds (CLN) or cash portfolio of ABS/loans (“asset-backed CDOs”).
•Credit correlation, a primary input used to determine the fair value of CLNs, is usually unobservable and derived using a benchmarking technique. Other model inputs such as credit spreads, including collateral spreads, and interest rates, are typically observable.
•Asset-backed CDOs are valued based on an evaluation of the market and model input parameters sourced from comparable instruments as indicated by market activity. Each asset-backed CDO position is evaluated independently taking into consideration available comparable market levels, underlying collateral performance and pricing, deal structures and liquidity.
Valuation Hierarchy Classification:
•Level 2—when either comparable market transactions are observable, or credit correlation input is insignificant
•Level 3—when either comparable market transactions are unobservable, or the credit correlation input is significant
Equity Contracts with Financing Features
Valuation Techniques:
•Fair value of certain equity contracts, which are not classified as OTC derivatives because they do not meet the net investment criteria, is determined by discounting future interest cash flows, inclusive of the estimated value of the embedded optionality. The valuation uses the same derivative pricing models and valuation techniques as described under “OTC Derivative Contracts” herein.
Valuation Hierarchy Classification:
•Level 2—when the contract is valued using observable inputs or where the unobservable input is not deemed significant
•Level 3—when the contract is valued using an unobservable input that is deemed significant
Corporate Equities
Valuation Techniques:
•Exchange-traded equity securities are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied.
•Unlisted equity securities are generally valued based on an assessment of each security, considering rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable transactions, trading multiples and changes in market outlook, among other factors.
•Listed fund units are generally marked to the exchange-traded price if actively traded, or NAV if not. Unlisted fund units are generally marked to NAV.
Valuation Hierarchy Classification:
•Level 1—actively traded exchange-traded securities and fund units
•Level 2—if not actively traded, inputs are observable or if undergoing a recent M&A event or corporate action
•Level 3—if not actively traded, inputs are unobservable, or if undergoing an aged M&A event or corporate action
Derivative and Other Contracts
Listed Derivative Contracts
Valuation Techniques:
•Listed derivatives that are actively traded are valued based on quoted prices from the exchange.
•Listed derivatives that are not actively traded are valued using the same techniques as those applied to OTC derivatives as noted below.
Valuation Hierarchy Classification:
•Level 1—listed derivatives that are actively traded
•Level 2—when not actively traded

101	December 2020 Form 10-K

Notes to Consolidated Financial Statements
OTC Derivative Contracts
Valuation Techniques:
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
Valuation Hierarchy Classification:
•Level 2—when valued using observable inputs or where the unobservable input is not deemed significant
•Level 3—if an unobservable input is deemed significant
Investments
Valuation Techniques:
•Investments include direct investments in equity securities, as well as various investment management funds, which include investments made in connection with certain employee deferred compensation plans.
•Exchange-traded direct equity investments are generally valued based on quoted prices from the exchange.
•For direct investments, initially, the transaction price is generally considered by the Firm as the exit price and is its best estimate of fair value.
•After initial recognition, in determining the fair value of non-exchange-traded internally and externally managed funds, the Firm generally considers the NAV of the fund provided by the fund manager to be the best estimate of fair value. These investments are included in the Fund Interests table in the "Net Asset Value Measurements" section herein.
•For non-exchange-traded investments either held directly or held within internally managed funds, fair value after initial recognition is based on an assessment of each underlying investment, considering rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable Firm transactions, trading multiples and changes in market outlook, among other factors.
Valuation Hierarchy Classification:
•Level 1—if actively traded
•Level 2—when not actively traded and valued based on rounds of financing or third-party transactions
•Level 3—when not actively traded and rounds of financing or third-party transactions are not available
Physical Commodities
Valuation Techniques:
•The Firm trades various physical commodities, including natural gas and precious metals.
•Fair value is determined using observable inputs, including broker quotations and published indices.
Valuation Hierarchy Classification:
•Level 2—valued using observable inputs
Investment Securities—AFS Securities
Valuation Techniques:
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
Valuation Hierarchy Classification:
•For further information on the determination of valuation hierarchy classification, see the corresponding Valuation Hierarchy Classification described herein.
Deposits
Valuation Techniques:
•The Firm issues FDIC-insured certificates of deposit that pay either fixed coupons or that have repayment terms linked to the performance of debt or equity securities, indices or currencies. The fair value of these certificates of deposit is determined using valuation models that incorporate observable inputs referencing identical or comparable securities, including prices to which the deposits are linked, interest rate yield curves, option volatility and currency rates, equity prices, and the impact of the Firm’s own credit spreads, adjusted for the impact of the FDIC insurance, which is based on vanilla deposit issuance rates.
Valuation Hierarchy Classification:
•Level 2—when valuation inputs are observable
•Level 3—in instances where an unobservable input is deemed significant

December 2020 Form 10-K	102

Notes to Consolidated Financial Statements
Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase
Valuation Techniques:
•Fair value is computed using a standard cash flow discounting methodology.
•The inputs to the valuation include contractual cash flows and collateral funding spreads, which are the incremental spread over the OIS rate for a specific collateral rate (which refers to the rate applicable to a specific type of security pledged as collateral).
Valuation Hierarchy Classification:
•Level 2—when the valuation inputs are observable
•Level 3—in instances where an unobservable input is deemed significant
Other Secured Financings
Valuation Techniques:
•Other secured financings are composed of short-dated notes secured by Corporate equities, agreements to repurchase Physical commodities, the liabilities related to sales of Loans and lending commitments accounted for as financings, and contracts which are not classified as OTC derivatives because they fail net investment criteria. For further information on the determination of fair value, refer to the Valuation Techniques described herein for the corresponding instruments which are the collateral referenced by the other secured financing liability.
Valuation Hierarchy Classification:
•For further information on the determination of valuation hierarchy classification, see the Valuation Hierarchy Classification described herein for the corresponding instruments which are the collateral referenced by the other secured financing liability.
Borrowings
Valuation Techniques:
•The Firm carries certain borrowings at fair value that are primarily composed of: instruments whose payments and redemption values are linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures; and instruments with various interest-rate-related features, including step-ups, step-downs and zero coupons.
•Fair value is determined using valuation models for the derivative and debt portions of the instruments. These models incorporate observable inputs referencing identical or comparable securities, including prices to which the instruments are linked, interest rate yield curves, option volatility and currency rates, and commodity or equity prices.
•Independent, external and traded prices are considered, as well as the impact of the Firm’s own credit spreads, which are based on observed secondary bond market spreads.
Valuation Hierarchy Classification:
•Level 2—when valued using observable inputs, or where the unobservable input is not deemed significant
•Level 3—in instances where an unobservable input is deemed significant
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

$ in millions	2020	2019	2018
U.S. Treasury and agency securities
Beginning balance	$22	$54	$—
Realized and unrealized gains (losses)	1	4	1
Purchases	—	17	53
Sales	(22)	(54)	—
Net transfers	8	1	—
Ending balance	$9	$22	$54
Unrealized gains (losses)	$—	$4	$1
Other sovereign government obligations
Beginning balance	$5	$17	$1
Realized and unrealized gains (losses)	—	(3)	—
Purchases	265	7	41
Sales	(2)	(6)	(26)
Net transfers	—	(10)	1
Ending balance	$268	$5	$17
Unrealized gains (losses)	$—	$(3)	$—
State and municipal securities
Beginning balance	$1	$148	$8
Purchases	—	—	147
Sales	—	(147)	(9)
Net transfers	(1)	—	2
Ending balance	$—	$1	$148
Unrealized gains (losses)	$—	$—	$—
MABS
Beginning balance	$438	$354	$423
Realized and unrealized gains (losses)	(66)	(16)	82
Purchases	175	132	177
Sales	(244)	(175)	(338)
Settlements	—	(44)	(17)
Net transfers	19	187	27
Ending balance	$322	$438	$354
Unrealized gains (losses)	$(49)	$(57)	$(9)
Loans and lending commitments
Beginning balance	$5,073	$6,870	$5,945
Realized and unrealized gains (losses)	(65)	38	(100)
Purchases and originations	3,479	2,337	5,746
Sales	(957)	(1,268)	(2,529)
Settlements	(2,196)	(2,291)	(2,281)
Net transfers[1]	425	(613)	89
Ending balance	$5,759	$5,073	$6,870
Unrealized gains (losses)	$58	$(9)	$(137)
Corporate and other debt
Beginning balance	$1,396	$1,076	$701
Realized and unrealized gains (losses)	318	418	106
Purchases and originations	2,623	650	734
Sales	(617)	(729)	(251)
Settlements	(311)	(7)	(11)
Net transfers	26	(12)	(203)
Ending balance	$3,435	$1,396	$1,076
Unrealized gains (losses)	$311	$361	$70

103	December 2020 Form 10-K

Notes to Consolidated Financial Statements

$ in millions	2020	2019	2018
Corporate equities
Beginning balance	$97	$95	$166
Realized and unrealized gains (losses)	(55)	(8)	29
Purchases	36	32	13
Sales	(17)	(271)	(161)
Net transfers	25	249	48
Ending balance	$86	$97	$95
Unrealized gains (losses)	$(39)	$1	$17
Investments
Beginning balance	$858	$757	$1,020
Realized and unrealized gains (losses)	32	78	(25)
Purchases	61	40	149
Sales	(106)	(41)	(212)
Net transfers	(17)	24	(175)
Ending balance	$828	$858	$757
Unrealized gains (losses)	$(45)	$67	$(27)
Investment securities —AFS
Beginning balance	$—	$—	$—
Realized and unrealized gains (losses)	5	—	—
Purchases[2]	2,799	—	—
Ending balance	$2,804	$—	$—
Unrealized gains (losses)	$5	$—	$—
Securities purchased under agreements to resell
Beginning balance	$—	$—	$—
Net transfers	3	—	—
Ending balance	$3	$—	$—
Unrealized gains (losses)	$—	$—	$—
Net derivatives: Interest rate
Beginning balance	$777	$618	$1,218
Realized and unrealized gains (losses)	(150)	17	111
Purchases	174	98	63
Issuances	(44)	(16)	(19)
Settlements	40	1	(172)
Net transfers	(115)	59	(583)
Ending balance	$682	$777	$618
Unrealized gains (losses)	$(34)	$87	$140
Net derivatives: Credit
Beginning balance	$124	$40	$41
Realized and unrealized gains (losses)	(91)	(24)	33
Purchases	98	144	13
Issuances	(112)	(190)	(95)
Settlements	94	111	56
Net transfers	(64)	43	(8)
Ending balance	$49	$124	$40
Unrealized gains (losses)	$(111)	$(17)	$23
Net derivatives: Foreign exchange
Beginning balance	$(31)	$75	$(112)
Realized and unrealized gains (losses)	156	(295)	179
Purchases	4	2	3
Issuances	—	—	(1)
Settlements	(17)	7	2
Net transfers	(51)	180	4
Ending balance	$61	$(31)	$75
Unrealized gains (losses)	$94	$(187)	$118

$ in millions	2020	2019	2018
Net derivatives: Equity
Beginning balance	$(1,684)	$(1,485)	$1,208
Realized and unrealized gains (losses)	72	(260)	305
Purchases	179	155	122
Issuances	(713)	(643)	(1,179)
Settlements	(354)	242	314
Net transfers[3]	269	307	(2,255)
Ending balance	$(2,231)	$(1,684)	$(1,485)
Unrealized gains (losses)	$(210)	$(194)	$211
Net derivatives: Commodity and other
Beginning balance	$1,612	$2,052	$1,446
Realized and unrealized gains (losses)	251	73	500
Purchases	89	152	34
Issuances	(57)	(92)	(18)
Settlements	(183)	(611)	(81)
Net transfers	(3)	38	171
Ending balance	$1,709	$1,612	$2,052
Unrealized gains (losses)	$(309)	$(113)	$272
Deposits
Beginning balance	$179	$27	$47
Realized and unrealized losses (gains)	15	20	(1)
Issuances	21	101	9
Settlements	(17)	(15)	(2)
Net transfers	(72)	46	(26)
Ending balance	$126	$179	$27
Unrealized losses (gains)	$15	$20	$(1)
Nonderivative trading liabilities
Beginning balance	$37	$16	$25
Realized and unrealized losses (gains)	(18)	(21)	(6)
Purchases	(35)	(65)	(18)
Sales	27	38	9
Settlements	3	—	—
Net transfers	65	69	6
Ending balance	$79	$37	$16
Unrealized losses (gains)	$(18)	$(21)	$(7)
Securities sold under agreements to repurchase
Beginning balance	$—	$—	$150
Realized and unrealized losses (gains)	(27)	—	—
Issuances	470	—	—
Net transfers	1	—	(150)
Ending balance	$444	$—	$—
Unrealized losses (gains)	$(27)	$—	$—
Other secured financings
Beginning balance	$109	$208	$239
Realized and unrealized losses (gains)	21	5	(39)
Issuances	208	—	8
Settlements	(217)	(8)	(17)
Net transfers	395	(96)	17
Ending balance	$516	$109	$208
Unrealized losses (gains)	$21	$5	$(39)

December 2020 Form 10-K	104

Notes to Consolidated Financial Statements

$ in millions	2020	2019	2018
Borrowings
Beginning balance	$4,088	$3,806	$2,984
Realized and unrealized losses (gains)	204	728	(385)
Issuances	980	1,181	1,554
Settlements	(461)	(950)	(274)
Net transfers	(437)	(677)	(73)
Ending balance	$4,374	$4,088	$3,806
Unrealized losses (gains)	$201	$600	$(379)
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	63	182	(184)
1.Net transfers in 2020 reflect the largely offsetting impacts of transfers in of $857 million of equity margin loans in the first quarter of 2020 and transfers out of $707 million of equity margin loans in the second quarter of 2020. The loans were transferred into Level 3 in the first quarter as the significance of the margin loan rate input increased as a result of reduced liquidity, and transferred out of Level 3 in the second quarter as liquidity conditions improved, reducing the significance of the input.
2.Purchases of AFS investment securities in 2020 relate to securities acquired as part of the E*TRADE transaction. For additional information on the acquisition of E*TRADE, see Note 3.
3.During 2018, the Firm transferred from Level 3 to Level 2 $2.4 billion of Equity Derivatives due to a reduction in the significance of the unobservable inputs relating to volatility.
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
Additionally, in the previous tables, consolidations of VIEs are included in Purchases, and deconsolidations of VIEs are included in Settlements.
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2020	At December 31, 2019
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$268	$5
Comparable pricing:
Bond price	106 points	N/M
MABS	$322	$438
Comparable pricing:
Bond price	0 to 80 points (50 points)	0 to 96 points (47 points)

Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2020	At December 31, 2019
Loans and lending commitments	$5,759	$5,073
Margin loan model:
Discount rate	N/A	1% to 9% (2%)
Volatility skew	N/A	15% to 80% (28%)
Credit spread	N/A	9 to 39 bps (19 bps)
Margin loan rate	1% to 5% (3%)	N/A
Comparable pricing:
Loan price	75 to 102 points (93 points)	69 to 100 points (93 points)
Corporate and other debt	$3,435	$1,396
Comparable pricing:
Bond price	10 to 133 points (101 points)	11 to 108 points (84 points)
Discounted cash flow:
Recovery rate	40% to 62% (46% / 40%)	35%
Option model:
Equity volatility	18% to 21% (19%)	21%
Corporate equities	$86	$97
Comparable pricing:
Equity price	100%	100%
Investments	$828	$858
Discounted cash flow:
WACC	8% to 18% (15%)	8% to 17% (15%)
Exit multiple	7 to 17 times (12 times)	7 to 16 times (11 times)
Market approach:
EBITDA multiple	8 to 32 times (11 times)	7 to 24 times (11 times)
Comparable pricing:
Equity price	45% to 100% (99%)	75% to 100% (99%)
Investment securities —AFS	$2,804	$—
Comparable pricing:
Bond price	97 to 107 points (101 points)	N/A
Net derivative and other contracts:
Interest rate	$682	$777
Option model:
IR volatility skew	0% to 349% (62% / 59%)	24% to 156% (63% / 59%)
IR curve correlation	54% to 99% (87% / 89%)	47% to 90% (72% / 72%)
Bond volatility	6% to 24% (13% / 13%)	4% to 15% (13% / 14%)
Inflation volatility	25% to 66% (45% / 43%)	24% to 63% (44% / 41%)
IR curve	1%	1%
Credit	$49	$124
Credit default swap model:
Cash-synthetic basis	7 points	6 points
Bond price	0 to 85 points (47 points)	0 to 104 points (45 points)
Credit spread	20 to 435 bps (74 bps)	9 to 469 bps (81 bps)
Funding spread	65 to 118 bps (86 bps)	47 to 117 bps (84 bps)
Correlation model:
Credit correlation	27% to 44% (32%)	29% to 62% (36%)
Foreign exchange[2]	$61	$(31)
Option model:
IR - FX correlation	55% to 59% (56% 56%)	32% to 56% (46% / 46%)
IR volatility skew	0% to 349% (62% / 59%)	24% to 156% (63% / 59%)
IR curve	6% to 8% (7% / 8%)	10% to 11% (10% / 10%)
Foreign exchange volatility skew	-22% to 28% (3% / 1%)	N/A
Contingency probability	50% to 95% (83% / 93%)	85% to 95% (94% / 95%)

105	December 2020 Form 10-K

Notes to Consolidated Financial Statements

Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2020	At December 31, 2019
Equity[2]	$(2,231)	$(1,684)
Option model:
Equity volatility	16% to 97% (43%)	9% to 90% (36%)
Equity volatility skew	-3% to 0% (-1%)	-2% to 0% (-1%)
Equity correlation	24% to 96% (74%)	5% to 98% (70%)
FX correlation	-79% to 60% (-16%)	-79% to 60% (-37%)
IR correlation	-13% to 47% (21% / 20%)	-11% to 44% (18% / 16%)
Commodity and other	$1,709	$1,612
Option model:
Forward power price	$-1 to $157 ($28) per MWh	$3 to $182 ($28) per MWh
Commodity volatility	8% to 183% (19%)	7% to 183% (18%)
Cross-commodity correlation	43% to 99% (92%)	43% to 99% (93%)
Liabilities Measured at Fair Value on a Recurring Basis
Deposits	$126	$179
Option model:
Equity volatility	7% to 22% (8%)	16% to 37% (20%)
Nonderivative trading liabilities —Corporate equities	$63	$36
Comparable pricing:
Equity price	100%	N/M
Securities sold under agreements to repurchase	$444	$—
Discounted cash flow:
Funding spread	107 to 127 bps (115 bps)	N/A
Other secured financings	$516	$109
Discounted cash flow:
Funding spread	111 bps (111 bps)	111 to 124 bps (117 bps)
Comparable pricing:
Loan price	30 to 101 points (56 points)	N/A
Borrowings	$4,374	$4,088
Option model:
Equity volatility	6% to 66% (23%)	5% to 44% (21%)
Equity volatility skew	-2% to 0% (0%)	-2% to 0% (0%)
Equity correlation	37% to 95% (78%)	38% to 94% (78%)
Equity - FX correlation	-72% to 13% (-24%)	-75% to 26% (-25%)
IR FX Correlation	-28% to 6% (-6% / -6%)	-26% to 10% (-7% / -7%)
Nonrecurring Fair Value Measurement
Loans	$3,134	$1,500
Corporate loan model:
Credit spread	36 to 636 bps (336 bps)	69 to 446 bps (225 bps)
Warehouse model:
Credit spread	200 to 413 bps (368 bps)	287 to 318 bps (297 bps)
Comparable pricing:
Bond Price	88 to 99 bps (94 bps)	N/M (N/M)
Points—Percentage of par
IR—Interest rate
FX—Foreign exchange
1.A single amount is disclosed for range and average when there is no significant difference between the minimum, maximum and average. Amounts represent weighted averages except where simple averages and the median of the inputs are more relevant.
2.Includes derivative contracts with multiple risks (i.e., hybrid products).
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
Other than as follows, during 2020, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs. For margin loans, the margin loan rate is the annualized rate that reflects the possibility of losses as a result of movements in the price of the underlying margin loan collateral. The rate is calibrated from the previously disclosed discount rate, credit spread and/or volatility measures.
An increase (decrease) to the following significant unobservable inputs would generally result in a higher (lower) fair value.
•Comparable bond or loan price: A pricing input used when prices for the identical instrument are not available. Significant subjectivity may be involved when fair value is determined using pricing data available for comparable instruments. Valuation using comparable instruments can be done by calculating an implied yield (or spread over a liquid benchmark) from the price of a comparable bond or loan, then adjusting that yield (or spread) to derive a value for the bond or loan. The adjustment to yield (or spread) should account for relevant differences in the bonds or loans such as maturity or credit quality. Alternatively, a price-to-price basis can be assumed between the comparable instrument and the bond or loan being valued in order to establish the value of the bond or loan.
•Comparable equity price: A price derived from equity raises, share buybacks and external bid levels, etc. A discount or premium may be included in the fair value estimate.
•Contingency probability: Probability associated with the realization of an underlying event upon which the value of an asset is contingent.
•EBITDA multiple / Exit multiple: The ratio of Enterprise Value to EBITDA, where Enterprise Value is the aggregate value of equity and debt minus cash and cash equivalents. The EBITDA multiple reflects the value of the company in terms of its full-year EBITDA, whereas the exit multiple reflects the value of the company in terms of its full-year expected EBITDA at exit. Either multiple allows comparison between companies from an operational perspective as the effect of capital structure, taxation and depreciation/amortization is excluded.
•Recovery rate: Amount expressed as a percentage of par that is expected to be received when a credit event occurs.

December 2020 Form 10-K	106

Notes to Consolidated Financial Statements
An increase (decrease) to the following significant unobservable inputs would generally result in a lower (higher) fair value.
•Cash-synthetic basis: The measure of the price differential between cash financial instruments and their synthetic derivative-based equivalents. The range disclosed in the previous table signifies the number of points by which the synthetic bond equivalent price is higher than the quoted price of the underlying cash bonds.
•Funding spread: The cost of borrowing defined as the incremental spread over the OIS rate for a specific collateral rate (which refers to the rate applicable to a specific type of security pledged as collateral).
•Margin loan rate: The annualized rate that reflects the possibility of losses as a result of movements in the price of the underlying margin loan collateral. The rate is calibrated from the discount rate, credit spreads and/or volatility measures.
•WACC: WACC represents the theoretical rate of return required to debt and equity investors. The WACC is used in a discounted cash flow model that calculates the value of the equity. The model assumes that the cash flow assumptions, including projections, are fully reflected in the current equity value, while the debt to equity ratio is held constant.
An increase (decrease) to the following significant unobservable inputs would generally result in an impact to the fair value, but the magnitude and direction of the impact would depend on whether the Firm is long or short the exposure.
•Correlation: A pricing input where the payoff is driven by more than one underlying risk. Correlation is a measure of the relationship between the movement of two variables (i.e., how the change in one variable influences a change in the other variable).
•Credit spread: The credit spread reflects the additional net yield an investor can earn from a security with more credit risk relative to one with less credit risk. The credit spread of a particular security is often quoted in relation to the yield on a credit risk-free benchmark security or reference rate, typically either U.S. Treasury or LIBOR.
•Interest rate curve: The term structure of interest rates (relationship between interest rates and the time to maturity) and a market’s measure of future interest rates at the time of observation. An interest rate curve is used to set interest rate and foreign exchange derivative cash flows and is a pricing input used in the discounting of any OTC derivative cash flow.
•Volatility: The measure of variability in possible returns for an instrument given how much that instrument changes in value over time. Volatility is a pricing input for options and, generally, the lower the volatility, the less risky the option. The level of volatility used in the valuation of a particular option depends on a number of factors, including the nature of the risk underlying that option, the tenor and the strike price of the option.
•Volatility skew: The measure of the difference in implied volatility for options with identical underliers and expiry dates but with different strikes.
Net Asset Value Measurements
Fund Interests

	At December 31, 2020		At December 31, 2019
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,367	$644	$2,078	$450
Real estate	1,403	136	1,349	150
Hedge[1]	59	—	94	4
Total	$3,829	$780	$3,521	$604
1.Investments in hedge funds may be subject to initial period lock-up or gate provisions, which restrict an investor from withdrawing from the fund during a certain initial period or restrict the redemption amount on any redemption date, respectively.
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
See Note 15 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received. See Note 23 for information regarding carried interest at risk of reversal.

107	December 2020 Form 10-K

Notes to Consolidated Financial Statements
Nonredeemable Funds by Contractual Maturity

	Carrying Value at December 31, 2020
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,480	$416
5-10 years	736	374
Over 10 years	151	613
Total	$2,367	$1,403
Nonrecurring Fair Value Measurements
Carrying and Fair Values

	At December 31, 2020
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,566	$3,134	$5,700
Other assets—Other investments	—	16	16
Other assets—ROU assets	21	—	21
Total	$2,587	$3,150	$5,737
Liabilities
Other liabilities and accrued expenses—Lending commitments	$193	$72	$265
Total	$193	$72	$265

	At December 31, 2019
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,543	$1,500	$3,043
Other assets—Other investments	—	113	113
Total	$1,543	$1,613	$3,156
Liabilities
Other liabilities and accrued expenses—Lending commitments	$132	$69	$201
Total	$132	$69	$201
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Fair Value Remeasurements1

$ in millions	2020	2019	2018
Assets
Loans[2]	$(354)	$18	$(68)
Intangibles	(2)	—	—
Other assets—Other investments[3]	(56)	(56)	(56)
Other assets—Premises, equipment and software[4]	(45)	(22)	(46)
Other assets—ROU assets[5]	(23)	—	—
Total	$(480)	$(60)	$(170)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$(5)	$87	$(48)
Total	$(5)	$87	$(48)
1.Gains and losses for Loans and Other assets—Other investments are classified in Other revenues. For other items, gains and losses are recorded in Other revenues if the item is held for sale; otherwise, they are recorded in Other expenses.
2.Nonrecurring changes in the fair value of loans and lending commitments were calculated as follows: for the held-for-investment category, based on the value of the underlying collateral; and for the held-for-sale category, based on recently executed transactions, market price quotations, valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and CDS spread levels adjusted for any basis difference between cash and derivative instruments, or default recovery analysis where such transactions and quotations are unobservable.
3.Losses related to Other assets—Other investments were determined using techniques that included discounted cash flow models, methodologies that incorporate multiples of certain comparable companies and recently executed transactions.
4.Losses related to Other assets—Premises, equipment and software generally include impairments as well as write-offs related to the disposal of certain assets.
5.Losses related to Other assets—ROU assets include impairments related to the discontinued use of certain leased properties.
Financial Instruments Not Measured at Fair Value

	At December 31, 2020
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$105,654	$105,654	$—	$—	$105,654
Investment securities—HTM	71,771	31,239	42,281	900	74,420
Securities purchased under agreements to resell	116,219	—	114,046	2,173	116,219
Securities borrowed	112,391	—	112,392	—	112,392
Customer and other receivables[1]	92,907	—	89,832	3,041	92,873
Loans[2]	150,597	—	16,635	135,277	151,912
Other assets	485	—	485	—	485
Financial liabilities
Deposits	$307,261	$—	$307,807	$—	$307,807
Securities sold under agreements to repurchase	49,472	—	49,315	195	49,510
Securities loaned	7,731	—	7,731	—	7,731
Other secured financings	4,162	—	4,162	—	4,162
Customer and other payables[1]	224,951	—	224,951	—	224,951
Borrowings	143,378	—	150,824	5	150,829
	Commitment Amount
Lending commitments[3]	$125,498	$—	$709	$395	$1,104

December 2020 Form 10-K	108

Notes to Consolidated Financial Statements

	At December 31, 2019
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$82,171	$82,171	$—	$—	$82,171
Investment securities—HTM	43,502	30,661	12,683	789	44,133
Securities purchased under agreements to resell	88,220	—	86,794	1,442	88,236
Securities borrowed	106,549	—	106,551	—	106,551
Customer and other receivables[1]	51,134	—	48,215	2,872	51,087
Loans[2]	130,637	—	22,293	108,059	130,352
Other assets	495	—	495	—	495
Financial liabilities
Deposits	$188,257	$—	$188,639	$—	$188,639
Securities sold under agreements to repurchase	53,467	—	53,486	—	53,486
Securities loaned	8,506	—	8,506	—	8,506
Other secured financings	6,889	—	6,800	92	6,892
Customer and other payables[1]	195,035	—	195,035	—	195,035
Borrowings	128,166	—	133,563	10	133,573
	Commitment Amount
Lending commitments[3]	$119,004	$—	$748	$338	$1,086
1.Accrued interest and dividend receivables and payables have been excluded. Carrying value approximates fair value for these receivables and payables.
2.Amounts include loans measured at fair value on a nonrecurring basis.
3.Represents Lending commitments accounted for as Held for Investment and Held for Sale. For a further discussion on lending commitments, see Note 15.
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At December 31, 2020	At December 31, 2019
Business Unit Responsible for Risk Management
Equity	$33,952	$30,214
Interest rates	31,222	27,298
Commodities	5,078	4,501
Credit	1,344	1,246
Foreign exchange	2,105	1,202
Total	$73,701	$64,461
Net Revenues from Borrowings under the Fair Value Option

$ in millions	2020	2019	2018
Trading revenues	$(5,135)	$(6,932)	$2,679
Interest expense	341	375	321
Net revenues[1]	$(5,476)	$(7,307)	$2,358
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

$ in millions	Trading Revenues	OCI
2020
Loans and other debt[1]	$(116)	$—
Lending commitments	(3)	—
Deposits	—	(19)
Borrowings	(26)	(1,340)
2019
Loans and other debt[1]	$223	$—
Lending commitments	(2)	—
Deposits	—	(30)
Borrowings	(11)	(2,140)
2018
Loans and other debt[1]	$165	$—
Lending commitments	(3)	—
Deposits	—	9
Borrowings	(24)	1,962
Other	(32)	32

$ in millions	At December 31, 2020	At December 31, 2019
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(3,357)	$(1,998)
1.Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference between Contractual Principal and Fair Value1

$ in millions	At December 31, 2020	At December 31, 2019
Loans and other debt[2]	$14,042	$13,037
Nonaccrual loans[2]	11,551	10,849
Borrowings[3]	(3,773)	(1,665)
1.Amounts indicate contractual principal greater than or (less than) fair value.
2.The majority of the difference between principal and fair value amounts for loans and other debt relates to distressed debt positions purchased at amounts well below par.
3.Excludes borrowings where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.
The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to transfers of financial assets treated as collateralized financings, pledged commodities and other liabilities that have specified assets attributable to them.
Fair Value Loans on Nonaccrual Status

$ in millions	At December 31, 2020	At December 31, 2019
Nonaccrual loans	$1,407	$1,100
Nonaccrual loans 90 or more days past due	$239	$330

109	December 2020 Form 10-K

Notes to Consolidated Financial Statements
7. Derivative Instruments and Hedging Activities
The Firm trades and makes markets globally in listed futures, OTC swaps, forwards, options and other derivatives referencing, among other things, interest rates, equities, currencies, investment grade and non-investment grade corporate credits, loans, bonds, U.S. and other sovereign securities, emerging market bonds and loans, credit indices, ABS indices, property indices, mortgage-related and other ABS, and real estate loan products. The Firm uses these instruments for market-making, foreign currency exposure management, and asset/liability management.
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
Fair Values of Derivative Contracts
At December 31, 2020

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$946	$2	$—	$948
Foreign exchange	5	2	—	7
Total	951	4	—	955
Not designated as accounting hedges
Interest rate	221,895	10,343	300	232,538
Credit	5,343	2,198	—	7,541
Foreign exchange	92,334	1,639	79	94,052
Equity	34,278	—	34,166	68,444
Commodity and other	11,095	—	3,554	14,649
Total	364,945	14,180	38,099	417,224
Total gross derivatives	$365,896	$14,184	$38,099	$418,179
Amounts offset
Counterparty netting	(276,682)	(11,601)	(35,260)	(323,543)
Cash collateral netting	(54,921)	(1,865)	—	(56,786)
Total in Trading assets	$34,293	$718	$2,839	$37,850
Amounts not offset[1]
Financial instruments collateral	(13,319)	—	—	(13,319)
Other cash collateral	(391)	—	—	(391)
Net amounts	$20,583	$718	$2,839	$24,140
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,743

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$19	$—	$19
Foreign exchange	291	99	—	390
Total	291	118	—	409
Not designated as accounting hedges
Interest rate	210,015	7,965	639	218,619
Credit	5,293	2,859	—	8,152
Foreign exchange	92,975	1,500	43	94,518
Equity	49,943	—	36,585	86,528
Commodity and other	8,831	—	3,359	12,190
Total	367,057	12,324	40,626	420,007
Total gross derivatives	$367,348	$12,442	$40,626	$420,416
Amounts offset
Counterparty netting	(276,682)	(11,601)	(35,260)	(323,543)
Cash collateral netting	(51,112)	(823)	—	(51,935)
Total in Trading liabilities	$39,554	$18	$5,366	$44,938
Amounts not offset[1]
Financial instruments collateral	(10,598)	—	(1,520)	(12,118)
Other cash collateral	(62)	(3)	—	(65)
Net amounts	$28,894	$15	$3,846	$32,755
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,746

December 2020 Form 10-K	110

Notes to Consolidated Financial Statements
At December 31, 2019

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$673	$—	$—	$673
Foreign exchange	41	1	—	42
Total	714	1	—	715
Not designated as accounting hedges
Interest rate	179,450	4,839	519	184,808
Credit	4,895	2,417	—	7,312
Foreign exchange	62,957	1,399	22	64,378
Equity	27,621	—	23,447	51,068
Commodity and other	9,306	—	1,952	11,258
Total	284,229	8,655	25,940	318,824
Total gross derivatives	$284,943	$8,656	$25,940	$319,539
Amounts offset
Counterparty netting	(213,710)	(7,294)	(24,037)	(245,041)
Cash collateral netting	(41,222)	(1,275)	—	(42,497)
Total in Trading assets	$30,011	$87	$1,903	$32,001
Amounts not offset[1]
Financial instruments collateral	(15,596)	—	—	(15,596)
Other cash collateral	(46)	—	—	(46)
Net amounts	$14,369	$87	$1,903	$16,359
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$1,900

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$1	$—	$—	$1
Foreign exchange	121	38	—	159
Total	122	38	—	160
Not designated as accounting hedges
Interest rate	168,597	3,597	436	172,630
Credit	4,798	3,123	—	7,921
Foreign exchange	65,965	1,492	39	67,496
Equity	30,135	—	22,733	52,868
Commodity and other	7,713	—	1,911	9,624
Total	277,208	8,212	25,119	310,539
Total gross derivatives	$277,330	$8,250	$25,119	$310,699
Amounts offset
Counterparty netting	(213,710)	(7,294)	(24,037)	(245,041)
Cash collateral netting	(36,392)	(832)	—	(37,224)
Total in Trading liabilities	$27,228	$124	$1,082	$28,434
Amounts not offset[1]
Financial instruments collateral	(7,747)	—	(287)	(8,034)
Other cash collateral	(14)	—	—	(14)
Net amounts	$19,467	$124	$795	$20,386
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,680
1.Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
See Note 5 for information related to the unsettled fair value of futures contracts not designated as accounting hedges, which are excluded from the previous tables.
Notionals of Derivative Contracts
At December 31, 2020

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$6	$123	$—	$129
Foreign exchange	2	—	—	2
Total	8	123	—	131
Not designated as accounting hedges
Interest rate	3,847	6,946	409	11,202
Credit	140	88	—	228
Foreign exchange	3,046	103	10	3,159
Equity	444	—	367	811
Commodity and other	107	—	68	175
Total	7,584	7,137	854	15,575
Total gross derivatives	$7,592	$7,260	$854	$15,706

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$80	$—	$80
Foreign exchange	11	3	—	14
Total	11	83	—	94
Not designated as accounting hedges
Interest rate	4,000	6,915	511	11,426
Credit	143	98	—	241
Foreign exchange	3,180	102	11	3,293
Equity	474	—	591	1,065
Commodity and other	93	—	68	161
Total	7,890	7,115	1,181	16,186
Total gross derivatives	$7,901	$7,198	$1,181	$16,280

111	December 2020 Form 10-K

Notes to Consolidated Financial Statements
At December 31, 2019

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$14	$94	$—	$108
Foreign exchange	2	—	—	2
Total	16	94	—	110
Not designated as accounting hedges
Interest rate	4,230	7,398	732	12,360
Credit	136	79	—	215
Foreign exchange	2,667	91	10	2,768
Equity	429	—	419	848
Commodity and other	99	—	61	160
Total	7,561	7,568	1,222	16,351
Total gross derivatives	$7,577	$7,662	$1,222	$16,461

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$71	$—	$71
Foreign exchange	9	2	—	11
Total	9	73	—	82
Not designated as accounting hedges
Interest rate	4,185	6,866	666	11,717
Credit	153	84	—	237
Foreign exchange	2,841	91	14	2,946
Equity	455	—	515	970
Commodity and other	85	—	61	146
Total	7,719	7,041	1,256	16,016
Total gross derivatives	$7,728	$7,114	$1,256	$16,098
The Firm believes that the notional amounts of derivative contracts generally overstate its exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
Gains (Losses) on Accounting Hedges

$ in millions	2020	2019	2018
Fair value hedges—Recognized in Interest income
Interest rate contracts	$75	$(10)	$(4)
Investment Securities—AFS	(33)	10	4
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$4,678	$4,212	$(1,529)
Deposits[1]	(100)	7	—
Borrowings	(4,692)	(4,288)	1,511
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$(366)	$14	$295
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	16	136	68
1.The Firm began designating interest rate swaps as fair value hedges of certain Deposits in the fourth quarter of 2019.
Fair Value Hedges—Hedged Items

$ in millions	At December 31, 2020	At December 31, 2019
Investment securities—AFS
Amortized cost basis currently or previously hedged	$16,288	$917
Basis adjustments included in amortized cost[1]	$(39)	$14
Deposits
Carrying amount currently or previously hedged	$15,059	$5,435
Basis adjustments included in carrying amount[1]	$93	$(7)
Borrowings
Carrying amount currently or previously hedged	$114,349	$102,456
Basis adjustments included in carrying amount—Outstanding hedges	$6,575	$2,593
Basis adjustments included in carrying amount—Terminated hedges	$(756)	$—
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Derivatives with Credit Risk-Related Contingencies
Net Derivative Liabilities and Collateral Posted

$ in millions	At December 31, 2020	At December 31, 2019
Net derivative liabilities with credit risk- related contingent features	$30,421	$21,620
Collateral posted	23,842	17,392
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At December 31, 2020
One-notch downgrade	$316
Two-notch downgrade	134
Bilateral downgrade agreements included in the amounts above[1]	$352
1.Amount represents arrangements between the Firm and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are used by the Firm to manage the risk of counterparty downgrades.
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

December 2020 Form 10-K	112

Notes to Consolidated Financial Statements
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at December 31, 2020
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$9	$19	$32	$9	$69
Non-investment grade	7	10	17	2	36
Total	$16	$29	$49	$11	$105
Index and basket CDS
Investment grade	$2	$5	$39	$14	$60
Non-investment grade	6	9	29	14	58
Total	$8	$14	$68	$28	$118
Total CDS sold	$24	$43	$117	$39	$223
Other credit contracts	—	—	—	—	—
Total credit protection sold	$24	$43	$117	$39	$223
CDS protection sold with identical protection purchased					$196

	Years to Maturity at December 31, 2019
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$16	$17	$33	$9	$75
Non-investment grade	9	9	16	1	35
Total	$25	$26	$49	$10	$110
Index and basket CDS
Investment grade	$4	$7	$46	$11	$68
Non-investment grade	7	4	17	10	38
Total	$11	$11	$63	$21	$106
Total CDS sold	$36	$37	$112	$31	$216
Other credit contracts	—	—	—	—	—
Total credit protection sold	$36	$37	$112	$31	$216
CDS protection sold with identical protection purchased					$187
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At December 31, 2020	At December 31, 2019
Single-name CDS
Investment grade	$1,230	$1,057
Non-investment grade	(22)	(540)
Total	$1,208	$517
Index and basket CDS
Investment grade	$843	$1,052
Non-investment grade	(824)	134
Total	$19	$1,186
Total CDS sold	$1,227	$1,703
Other credit contracts	(4)	(17)
Total credit protection sold	$1,223	$1,686
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the Credit Risk Management Department’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At December 31, 2020	At December 31, 2019
Single name	$116	$118
Index and basket	116	103
Tranched index and basket	14	15
Total	$246	$236

	Fair Value Asset (Liability)
$ in millions	At December 31, 2020	At December 31, 2019
Single name	$(1,452)	$(723)
Index and basket	(57)	(1,139)
Tranched index and basket	(329)	(450)
Total	$(1,838)	$(2,312)
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

113	December 2020 Form 10-K

Notes to Consolidated Financial Statements
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
8. Investment Securities
AFS and HTM Securities

	At December 31, 2020
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$45,345	$1,010	$—	$46,355
U.S. agency securities[2]	37,389	762	25	38,126
Total U.S. government and agency securities	82,734	1,772	25	84,481
Corporate and other debt:
Agency CMBS	19,982	465	9	20,438
Corporate bonds	1,694	42	—	1,736
State and municipal securities	1,461	103	1	1,563
FFELP student loan ABS[3]	1,735	7	26	1,716
Other ABS	449	—	—	449
Total corporate and other debt	25,321	617	36	25,902
Total AFS securities	108,055	2,389	61	110,383
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	29,346	1,893	—	31,239
U.S. agency securities[2]	38,951	704	8	39,647
Total U.S. government and agency securities	68,297	2,597	8	70,886
Corporate and other debt:
Agency CMBS	2,632	4	2	2,634
Non-agency CMBS	842	58	—	900
Total Corporate and other debt	3,474	62	2	3,534
Total HTM securities	71,771	2,659	10	74,420
Total investment securities	$179,826	$5,048	$71	$184,803

	At December 31, 2019
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$32,465	$224	$111	$32,578
U.S. agency securities[2]	20,725	249	100	20,874
Total U.S. government and agency securities	53,190	473	211	53,452
Corporate and other debt:
Agency CMBS	4,810	55	57	4,808
Corporate bonds	1,891	17	1	1,907
State and municipal securities	481	22	—	503
FFELP student loan ABS[3]	1,580	1	28	1,553
Total corporate and other debt	8,762	95	86	8,771
Total AFS securities	61,952	568	297	62,223
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	30,145	568	52	30,661
U.S. agency securities[2]	12,589	151	57	12,683
Total U.S. government and agency securities	42,734	719	109	43,344
Corporate and other debt:
Non-agency CMBS	768	22	1	789
Total HTM securities	43,502	741	110	44,133
Total investment securities	$105,454	$1,309	$407	$106,356
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and CMOs.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
In the first quarter of 2020, the Firm transferred certain municipal securities from Trading assets into AFS securities as a result of a change in intent due to the severe deterioration in liquidity for these instruments. These securities had a fair value of $441 million at the end of the first quarter of 2020.

December 2020 Form 10-K	114

Notes to Consolidated Financial Statements
Investment Securities in an Unrealized Loss Position

	At December 31, 2020		At December 31, 2019
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities:
U.S. Treasury securities
Less than12 months	$151	$—	$4,793	$28
12 months or longer	—	—	7,904	83
Total	151	—	12,697	111
U.S. agency securities
Less than12 months	5,808	22	2,641	20
12 months or longer	1,168	3	7,697	80
Total	6,976	25	10,338	100
Total U.S. government and agency securities:
Less than12 months	5,959	22	7,434	48
12 months or longer	1,168	3	15,601	163
Total	7,127	25	23,035	211
Corporate and other debt:
Agency CMBS
Less than12 months	2,779	9	2,294	26
12 months or longer	46	—	681	31
Total	2,825	9	2,975	57
Corporate bonds
Less than12 months	—	—	194	1
12 months or longer	31	—	44	—
Total	31	—	238	1
State and municipal securities
Less than12 months	86	—	—	—
12 months or longer	36	1	—	—
Total	122	1	—	—
FFELP student loan ABS
Less than12 months	—	—	91	—
12 months or longer	1,077	26	1,165	28
Total	1,077	26	1,256	28
Total Corporate and other debt:
Less than12 months	2,865	9	2,579	27
12 months or longer	1,190	27	1,890	59
Total	4,055	36	4,469	86
Total AFS securities in an unrealized loss position
Less than12 months	8,824	31	10,013	75
12 months or longer	2,358	30	17,491	222
Total	$11,182	$61	$27,504	$297

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
As of December 31, 2020, the HTM securities net carrying amount reflects an ACL of $26 million related to Non-agency CMBS. See Note 2 for a description of the ACL methodology used beginning in 2020 following the Firm’s adoption of CECL and prior period credit loss considerations. There were no HTM securities in an unrealized loss position as of December 31, 2019 that were other-than-temporarily impaired. As of December 31, 2020 and December 31, 2019, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 16 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, FFELP student loan ABS and other ABS.
Investment Securities by Contractual Maturity

	At December 31, 2020
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield
AFS securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$14,813	$14,888	1.1%
After 1 year through 5 years	25,630	26,401	1.4%
After 5 years through 10 years	4,902	5,066	1.2%
Total	45,345	46,355
U.S. agency securities:
Due within 1 year	6	6	1.4%
After 1 year through 5 years	173	177	1.5%
After 5 years through 10 years	1,247	1,283	1.7%
After 10 years	35,963	36,660	1.5%
Total	37,389	38,126
Total U.S. government and agency securities	82,734	84,481	1.4%
Corporate and other debt:
Agency CMBS:
Due within 1 year	95	96	1.2%
After 1 year through 5 years	1,385	1,400	1.0%
After 5 years through 10 years	14,123	14,544	1.4%
After 10 years	4,379	4,398	1.3%
Total	19,982	20,438
Corporate bonds:
Due within 1 year	286	289	2.4%
After 1 year through 5 years	1,193	1,224	2.6%
After 5 years through 10 years	204	212	2.6%
After 10 years	11	11	1.7%
Total	1,694	1,736
State and municipal securities:
Due within 1 year	3	3	1.8%
After 1 year through 5 years	28	29	1.7%
After 5 years through 10 years	87	91	2.4%
After 10 years	1,343	1,440	2.7%
Total	1,461	1,563
FFELP student loan ABS:
After 1 year through 5 years	90	86	0.8%
After 5 years through 10 years	239	228	0.9%
After 10 years	1,406	1,402	1.2%
Total	1,735	1,716
Other ABS:
Due within 1 year	3	3	0.3%
After 1 year through 5 years	446	446	0.4%
Total	449	449
Total corporate and other debt	25,321	25,902	1.5%
Total AFS securities	108,055	110,383	1.4%

115	December 2020 Form 10-K

Notes to Consolidated Financial Statements

	At December 31, 2020
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield
HTM securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$3,146	$3,174	2.3%
After 1 year through 5 years	17,302	18,111	1.9%
After 5 years through 10 years	7,816	8,655	2.2%
After 10 years	1,082	1,299	2.5%
Total	29,346	31,239
U.S. agency securities:
After 5 years through 10 years	604	623	2.0%
After 10 years	38,347	39,024	1.6%
Total	38,951	39,647
Total U.S. government and agency securities	68,297	70,886	1.8%
Corporate and other debt:
Agency CMBS:
Due within 1 year	21	21	2.4%
After 1 year through 5 years	1,215	1,215	1.4%
After 5 years through 10 years	1,164	1,167	1.3%
After 10 years	232	231	1.6%
Total	2,632	2,634	1.3%
Non-agency CMBS:
Due within 1 year	153	153	4.5%
After 1 year through 5 years	35	35	3.2%
After 5 years through 10 years	618	671	3.8%
After 10 years	36	41	4.4%
Total	842	900	3.9%
Total corporate and other debt	3,474	3,534	2.0%
Total HTM securities	71,771	74,420	1.8%
Total investment securities	$179,826	$184,803	1.6%
1.Amounts are net of any ACL.
Gross Realized Gains (Losses) on Sales of AFS Securities

$ in millions	2020	2019	2018
Gross realized gains	$168	$113	$12
Gross realized (losses)	(31)	(10)	(4)
Total[1]	$137	$103	$8
1.Realized gains and losses are recognized in Other revenues in the income statements.
9. Collateralized Transactions
The Firm enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance its inventory positions.
The Firm monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral, as provided under the applicable agreement to ensure such transactions are adequately collateralized, or the return of excess collateral.
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
Offsetting of Certain Collateralized Transactions

	At December 31, 2020
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$264,140	$(147,906)	$116,234	$(114,108)	$2,126
Securities borrowed	124,921	(12,530)	112,391	(107,434)	4,957
Liabilities
Securities sold under agreements to repurchase	$198,493	$(147,906)	$50,587	$(43,960)	$6,627
Securities loaned	20,261	(12,530)	7,731	(7,430)	301
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,870
Securities borrowed					596
Securities sold under agreements to repurchase					6,282
Securities loaned					128

December 2020 Form 10-K	116

Notes to Consolidated Financial Statements

	At December 31, 2019
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$247,545	$(159,321)	$88,224	$(85,200)	$3,024
Securities borrowed	109,528	(2,979)	106,549	(101,850)	4,699
Liabilities
Securities sold under agreements to repurchase	$213,519	$(159,319)	$54,200	$(44,549)	$9,651
Securities loaned	11,487	(2,981)	8,506	(8,324)	182
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,255
Securities borrowed					1,181
Securities sold under agreements to repurchase					8,033
Securities loaned					101
1.Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
For information related to offsetting of derivatives, see Note 7.
Gross Secured Financing Balances by Remaining Contractual Maturity

	At December 31, 2020
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$84,349	$60,853	$26,221	$27,070	$198,493
Securities loaned	15,267	247	—	4,747	20,261
Total included in the offsetting disclosure	$99,616	$61,100	$26,221	$31,817	$218,754
Trading liabilities— Obligation to return securities received as collateral	16,389	—	—	—	16,389
Total	$116,005	$61,100	$26,221	$31,817	$235,143

	At December 31, 2019
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$67,158	$81,300	$26,904	$38,157	$213,519
Securities loaned	2,378	3,286	516	5,307	11,487
Total included in the offsetting disclosure	$69,536	$84,586	$27,420	$43,464	$225,006
Trading liabilities— Obligation to return securities received as collateral	23,877	—	—	—	23,877
Total	$93,413	$84,586	$27,420	$43,464	$248,883
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At December 31, 2020	At December 31, 2019
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$94,662	$68,895
State and municipal securities	505	905
Other sovereign government obligations	71,140	109,414
ABS	1,230	2,218
Corporate and other debt	5,287	6,066
Corporate equities	24,692	25,563
Other	977	458
Total	$198,493	$213,519
Securities loaned
Other sovereign government obligations	$3,430	$3,026
Corporate equities	16,536	8,422
Other	295	39
Total	$20,261	$11,487
Total included in the offsetting disclosure	$218,754	$225,006
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$16,365	$23,873
Other	24	4
Total	$16,389	$23,877
Total	$235,143	$248,883
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At December 31, 2020	At December 31, 2019
Trading assets	$30,954	$41,201
Loans, before ACL	—	750
Total	$30,954	$41,951
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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At December 31, 2020	At December 31, 2019
Collateral received with right to sell or repledge	$724,818	$679,280
Collateral that was sold or repledged[1]	523,648	539,412
1.Does not include securities used to meet federal regulations for the Firm’s U.S. broker-dealers.
The Firm receives collateral in the form of securities in connection with securities purchased under agreements to resell, securities borrowed, securities-for-securities transactions, derivative transactions, customer margin loans and securities-based lending. In many cases, the Firm is

117	December 2020 Form 10-K

Notes to Consolidated Financial Statements
permitted to sell or repledge this collateral to secure securities sold under agreements to repurchase, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions.
Securities Segregated for Regulatory Purposes

$ in millions	At December 31, 2020	At December 31, 2019
Segregated securities[1]	$34,106	$25,061
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheets.
Concentration Based on the Firm’s Total Assets

	At December 31, 2020	At December 31, 2019
U.S. government and agency securities and other sovereign government obligations
Trading assets[1]	10%	10%
Off balance sheet—Collateral received[2]	12%	12%
1.Other sovereign government obligations included in Trading assets primarily consist of obligations of the U.K., Japan and Brazil at December 31, 2020, and obligations of the U.K., Japan and Australia at December 31, 2019.
2.Collateral received is primarily related to Securities purchased under agreements to resell and Securities borrowed.
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
Customer Margin and Other Lending

$ in millions	At December 31, 2020	At December 31, 2019
Margin and other lending	$74,714	$31,916
The Firm provides margin lending arrangements that allow customers to borrow against the value of qualifying securities. Receivables under margin lending arrangements are included within Customer and other receivables in the balance sheets. Under these agreements and transactions, the Firm receives collateral, which includes U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Margin loans are collateralized by customer-owned securities held by the Firm. The Firm monitors required margin levels and established credit terms daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary.
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
Also included in the amounts in the previous table is non-purpose securities-based lending on non-bank entities in the Wealth Management business segment.
Other Secured Financings
Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Firm is deemed to be the primary beneficiary, and certain ELNs and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets, which are accounted for as Trading assets (see Notes 14 and 16).
10. Loans, Lending Commitments and Related Allowance for Credit Losses
The Firm’s held-for-investment and held-for-sale loan portfolios consist of the following types of loans:
•Corporate.  Corporate includes revolving lines of credit, term loans and bridge loans made to corporate entities for a variety of purposes.
•Secured lending facilities.     Secured lending facilities include loans provided to clients, which are collateralized by various assets, including residential and commercial real estate mortgage loans, corporate loans and other assets.
•Residential Real Estate.  Residential real estate loans mainly include non-conforming loans and HELOC.
•Commercial Real Estate.  Commercial real estate loans include owner-occupied loans and income-producing loans.
•Securities-based lending and Other.  Securities-based lending includes loans which allow clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying

December 2020 Form 10-K	118

Notes to Consolidated Financial Statements
securities or refinancing margin debt. The majority of these loans are structured as revolving lines of credit. Other primarily includes certain loans originated in the tailored lending business within the Wealth Management business segment.
Loans by Type1

	At December 31, 2020
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$6,046	$8,580	$14,626
Secured lending facilities	25,727	3,296	29,023
Commercial real estate	7,346	822	8,168
Residential real estate	35,268	48	35,316
Securities-based lending and Other loans	64,232	67	64,299
Total loans, before ACL	138,619	12,813	151,432
ACL	(835)		(835)
Total loans, net	$137,784	$12,813	$150,597
Fixed rate loans, net			$32,796
Floating or adjustable rate loans, net			117,801
Loans to non-U.S. borrowers, net			21,081

	At December 31, 2019
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$5,426	$6,192	$11,618
Secured lending facilities	24,502	4,200	28,702
Commercial real estate	7,859	2,049	9,908
Residential real estate	30,184	13	30,197
Securities-based lending and Other loans	50,438	123	50,561
Total loans, gross	118,409	12,577	130,986
Allowance for credit losses	(349)	—	(349)
Total loans, net	$118,060	$12,577	$130,637
Fixed rate loans, net			$22,716
Floating or adjustable rate loans, net			107,921
Loans to non-U.S. borrowers, net			21,617
1.Loans previously classified as corporate have been further disaggregated; prior period balances have been revised to conform with current period presentation
See Note 5 for further information regarding Loans and lending commitments held at fair value. See Note 15 for details of current commitments to lend in the future.
Credit Quality

CRM evaluates new obligors before credit transactions are initially approved and at least annually thereafter for corporate and commercial real estate loans. For Corporate, Secured lending facilities and Other loans, credit evaluations typically involve the evaluation of financial statements, assessment of leverage, liquidity, capital strength, asset composition and quality, market capitalization and access to capital markets, cash flow projections and debt service requirements, and the adequacy of collateral, if applicable. CRM also evaluates strategy, market position, industry dynamics, obligor’s management and other factors that could affect an obligor’s risk profile.
For Commercial real estate loans, the credit evaluation is focused on property and transaction metrics, including property type, LTV ratio, occupancy levels, debt service ratio, prevailing capitalization rates and market dynamics.
For Residential real estate and Securities-based loans, the initial credit evaluation typically includes, but is not limited to, review of the obligor’s income, net worth, liquidity, collateral, LTV ratio and credit bureau information. Subsequent credit monitoring for residential real estate loans is performed at the portfolio level. Securities-based loan collateral values are monitored on an ongoing basis.
For information related to credit quality indicators considered in developing the ACL, see Note 2.
Loans Held for Investment before Allowance by Origination Year

	At December 31, 2020
	Corporate
$ in millions	Investment Grade	Non-Investment Grade	Total
Revolving	$1,138	$3,231	$4,369
2020	585	80	665
2019	204	202	406
2018	195	—	195
2017	—	64	64
2016	115	—	115
Prior	132	100	232
Total	$2,369	$3,677	$6,046

	At December 31, 2020
	Secured lending facilities
$ in millions	Investment Grade	Non-Investment Grade	Total
Revolving	$4,711	$14,510	$19,221
2020	162	253	415
2019	260	1,904	2,164
2018	614	1,432	2,046
2017	245	581	826
2016	—	654	654
Prior	—	401	401
Total	$5,992	$19,735	$25,727

	At December 31, 2020
	Commercial real estate
$ in millions	Investment Grade	Non-Investment Grade	Total
2020	$95	$943	$1,038
2019	1,074	1,848	2,922
2018	746	774	1,520
2017	412	387	799
2016	100	594	694
Prior	—	373	373
Total	$2,427	$4,919	$7,346

119	December 2020 Form 10-K

Notes to Consolidated Financial Statements

	At December 31, 2020
	Residential real estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$85	$32	$5	$122	$—	$122
2020	8,948	1,824	149	10,338	583	10,921
2019	5,592	1,265	168	6,584	441	7,025
2018	2,320	604	75	2,756	243	2,999
2017	2,721	690	89	3,251	249	3,500
2016	3,324	884	118	4,035	291	4,326
Prior	4,465	1,626	284	5,684	691	6,375
Total	$27,455	$6,925	$888	$32,770	$2,498	$35,268

	At December 31, 2020
	Securities-based lending[1]	Other[2]
$ in millions		Investment Grade	Non-Investment Grade	Total
Revolving	$51,667	$4,816	$555	$57,038
2020	—	1,073	590	1,663
2019	18	1,156	623	1,797
2018	232	407	403	1,042
2017	—	654	122	776
2016	—	566	111	677
Prior	16	1,066	157	1,239
Total	$51,933	$9,738	$2,561	$64,232
1. Securities-based loans are subject to collateral maintenance provisions, and at December 31, 2020, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment.
Past Due Status of Loans Held for Investment before Allowance

	At December 31, 2020
$ in millions	Current	Past Due[1]	Total
Corporate	$6,046	$—	$6,046
Secured lending facilities	25,727	—	25,727
Commercial real estate	7,346	—	7,346
Residential real estate	34,936	332	35,268
Securities-based lending and Other loans	64,201	31	64,232
Total	$138,256	$363	$138,619
1.The majority of the amounts are past due for a period of less than 60 days.
Nonaccrual Loans Held for Investment before Allowance

$ in millions	At December 31, 2020	At December 31, 2019
Corporate	$164	$299
Commercial real estate	152	85
Residential real estate	97	94
Securities-based lending and Other loans	178	5
Total[1]	$591	$483
Nonaccrual loans without an ACL	$90	$120
1.Includes all HFI loans that are 90 days or more past due.
Troubled Debt Restructurings

$ in millions	At December 31, 2020	At December 31, 2019
Loans, before ACL	$167	$92
Lending commitments	27	32
Allowance for loan losses and lending commitments	36	16
Troubled debt restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions. See Note 2 for further information on TDR guidance issued by Congress in the CARES Act as well as by the U.S. banking agencies.
Allowance for Credit Losses Rollforward—Loans

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2019	$115	$101	$75	$25	$33	$349
Effect of CECL adoption	(2)	(42)	34	21	(2)	9
Gross charge-offs	(39)	—	(64)	(1)	(1)	(105)
Recoveries	4	—	—	—	4	8
Net (charge-offs) recoveries	(35)	—	(64)	(1)	3	(97)
Provision (release)	225	136	197	14	(13)	559
Other	6	3	(31)	—	37	15
December 31, 2020	$309	$198	$211	$59	$58	$835

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2018	$62	$60	$67	$20	$29	$238
Gross charge-offs	—	—	—	(2)	—	(2)
Provision (release)	59	42	8	7	4	120
Other	(6)	(1)	—	—	—	(7)
December 31, 2019	$115	$101	$75	$25	$33	$349

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2017	$63	$41	$70	$24	$26	$224
Gross charge-offs	(1)	—	—	(1)	(4)	(6)
Recoveries	54	—	—	—	—	54
Net (charge-offs) recoveries	53	—	—	(1)	(4)	48
Provision (release)[1]	(53)	20	5	(3)	7	(24)
Other	(1)	(1)	(8)	—	—	(10)
December 31, 2018	$62	$60	$67	$20	$29	$238
1.During 2018, the release was primarily due to the recovery of an energy industry related loan charged off in 2017.

December 2020 Form 10-K	120

Notes to Consolidated Financial Statements
Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2019	$201	$27	$7	$—	$6	$241
Effect of CECL adoption	(41)	(11)	1	2	(1)	(50)
Provision (release)	161	22	7	(1)	14	203
Other	2	—	(4)	—	4	2
December 31, 2020	$323	$38	$11	$1	$23	$396

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2018	$177	$16	$3	$—	$7	$203
Provision (release)	27	11	4	—	—	42
Other	(3)	—	—	—	(1)	(4)
December 31, 2019	$201	$27	$7	$—	$6	$241

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2017	$177	$12	$3	$—	$6	$198
Provision (release)	3	4	1	—	1	9
Other	(3)	—	(1)	—	—	(4)
December 31, 2018	$177	$16	$3	$—	$7	$203
CRE—Commercial real estate
SBL—Securities-based lending
The aggregate allowance for loans and lending commitments increased in 2020, reflecting the provision for credit losses within the Institutional Securities business segment principally resulting from the continued economic impact of COVID-19, partially offset by charge-offs. The provision was primarily the result of actual and forecasted changes in asset quality trends, as well as risks related to uncertainty in the outlook for the sectors in focus due to COVID-19. Charge-offs in 2020 were primarily related to certain Commercial real estate and Corporate loans in the Institutional Securities business segment. The base scenario used in our ACL models as of December 31, 2020 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models. Given the nature of our lending portfolio, the most sensitive model input is U.S. GDP. The base scenario, among other things, assumes a continued recovery through 2021, supported by fiscal stimulus and monetary policy measures.
See Note 2 for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans beginning in 2020 and for a summary of the differences compared with the Firm’s ACL methodology under the prior incurred loss model.
Employee Loans

$ in millions	At December 31, 2020	At December 31, 2019
Currently employed by the Firm[1]	$3,100	N/A
No longer employed by the Firm[2]	140	N/A
Employee loans	$3,240	$2,980
ACL[3]	(165)	(61)
Employee loans, net of ACL	$3,075	$2,919
Remaining repayment term, weighted average in years	5.3	4.8
1.These loans are predominantly current.
2.These loans are predominantly past due for a period of 90 days or more.
3.The change in ACL includes a $124 million increase due to the adoption of CECL in the first quarter of 2020.
Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives, are full recourse and generally require periodic repayments, and are due in full upon termination of employment with the Firm. These loans are recorded in Customer and other receivables in the balance sheets. The ACL as of December 31, 2020 was calculated under the CECL methodology, while the ACL at December 31, 2019 was calculated under the prior incurred loss model. The related provision is recorded in Compensation and benefits expense in the income statements. See Note 2 for a description of the CECL allowance methodology, including credit quality indicators, for employee loans.
11. Goodwill and Intangible Assets
Goodwill Rollforward

$ in millions	IS	WM	IM	Total
At December 31, 2018¹	$274	$5,533	$881	$6,688
Foreign currency and other	(13)	(1)	—	(14)
Acquired[2]	—	469	—	469
At December 31, 2019¹	$261	$6,001	$881	$7,143
Foreign currency and other	15	7	—	22
Acquired[3]	200	4,270	—	4,470
At December 31, 2020[1]	$476	$10,278	$881	$11,635
Accumulated impairments[4]	$673	$—	$27	$700
IS—Institutional Securities
WM—Wealth Management
IM—Investment Management
1.Balances represent the amount of the Firm’s goodwill after accumulated impairments.
2.Amounts reflect the impact of the Firm's acquisition of Solium Capital Inc. in the second quarter of 2019.
3.The Wealth Management amount reflects the impact of the Firm's acquisition of E*TRADE in the fourth quarter of 2020.
4.Accumulated impairments were recorded prior to the periods shown. There were no impairments recorded in 2020, 2019 or 2018.
The Firm's annual goodwill impairment testing as of July 1, 2020 and 2019 did not indicate any goodwill impairment, as reporting units with goodwill had a fair value that was in excess of carrying value.

121	December 2020 Form 10-K

Notes to Consolidated Financial Statements
Net Amortizable Intangible Assets Rollforward

$ in millions	IS	WM	IM	Total
At December 31, 2018	$270	$1,828	$60	$2,158
Acquired[1]	3	270	—	273
Disposals	(29)	—	—	(29)
Amortization expense	(35)	(271)	(8)	(314)
Other	18	1	—	19
At December 31, 2019	$227	$1,828	$52	$2,107
Acquired[2]	14	3,309	—	3,323
Disposals	(79)	—	—	(79)
Amortization expense	(35)	(330)	(8)	(373)
Other	—	2	—	2
At December 31, 2020	$127	$4,809	$44	$4,980
1.Amounts principally reflect the impact of the Firm's acquisition of Solium Capital Inc. in the second quarter of 2019.
2.The Wealth Management amount principally reflects the impact of the Firm's acquisition of E*TRADE in the fourth quarter of 2020.
Gross Amortizable Intangible Assets by Type

	At December 31, 2020		At December 31, 2019
$ in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$460	$82	$291	$71
Customer relationships	7,420	2,984	4,321	2,703
Management contracts	178	120	482	327
Other	187	79	217	103
Total	$8,245	$3,265	$5,311	$3,204
Estimated annual amortization expense for the next five years				$470
12. Other Assets—Equity Method Investments and Leases
Equity Method Investments

$ in millions	At December 31, 2020	At December 31, 2019
Investments	$2,410	$2,363

$ in millions	2020	2019	2018
Income (loss)[1]	$—	$(81)	$20
1.Includes impairments of the Investment Management business segment’s equity method investments as follows: $41 million in the fourth quarter of 2019 related to a third-party asset manager, and $46 million in the fourth quarter of 2018 related to a separate third-party asset manager.
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
Japanese Securities Joint Venture

$ in millions	2020	2019	2018
Income from investment in MUMSS	$80	$17	$105
The Firm and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) formed a joint venture in Japan comprising their respective investment banking and securities businesses by forming two joint venture companies, Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) and Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”) (the “Joint Venture”). The Firm owns a 40% economic interest in the Joint Venture, and MUFG owns the other 60%.
The Firm’s 40% voting interest in MUMSS is accounted for under the equity method within the Institutional Securities business segment and is included in the equity method investment balances above. The Firm consolidates MSMS into the Institutional Securities business segment, based on its 51% voting interest.
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
Leases
The Firm’s leases are principally non-cancelable operating real estate leases.
Balance Sheet Amounts Related to Leases

$ in millions	At December 31, 2020	At December 31, 2019
Other assets—ROU assets	$4,419	$3,998
Other liabilities and accrued expenses—Lease liabilities	5,327	4,778
Weighted average:
Remaining lease term, in years	9.5	9.7
Discount rate	3.2%	3.6%
Lease Liabilities

$ in millions	At December 31, 2020	At December 31, 2019
2020	$—	$763
2021	841	703
2022	793	646
2023	740	593
2024	639	524
2025	532	439
Thereafter	2,685	2,406
Total undiscounted cash flows	6,230	6,074
Imputed interest	(903)	(1,296)
Amount on balance sheet	$5,327	$4,778
Committed leases not yet commenced	$278	$55

December 2020 Form 10-K	122

Notes to Consolidated Financial Statements
Lease Costs

$ in millions	2020	2019
Fixed costs	$762	$670
Variable costs[1]	154	152
Less: Sublease income	(5)	(6)
Total lease cost, net	$911	$816
1.Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
Cash Flows Statement Supplemental Information

$ in millions	2020	2019
Cash outflows—Lease liabilities	$765	$685
Non-cash—ROU assets recorded for new and modified leases	991	514
Rent Expense

$ in millions	2018
Rent expense	753
Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges.
13. Deposits
Deposits

$ in millions	At December 31, 2020	At December 31, 2019
Savings and demand deposits	$279,221	$149,465
Time deposits	31,561	40,891
Total	$310,782	$190,356
Deposits subject to FDIC insurance	$234,211	$149,966
Time deposits that equal or exceed the FDIC insurance limit	$16	$12
Time Deposit Maturities

$ in millions	At December 31, 2020
2021	$18,477
2022	4,982
2023	4,094
2024	2,718
2025	778
Thereafter	512
Total	$31,561
14. Borrowings and Other Secured Financings
Maturities and Terms of Borrowings

	Parent Company		Subsidiaries		At December 31, 2020	At December 31, 2019
$ in millions	Fixed Rate[1]	Variable Rate[2]	Fixed Rate[1]	Variable Rate[2]
Original maturities of one year or less:
Next 12 months	$—	$1	$—	$3,690	$3,691	$2,567
Original maturities greater than one year:
2020	$—	$—	$—	$—	$—	$20,402
2021	14,341	3,329	616	5,955	24,241	26,085
2022	6,909	9,703	764	4,833	22,209	19,888
2023	10,853	6,299	123	5,615	22,890	14,615
2024	14,096	2,013	387	5,231	21,727	21,106
2025	10,719	617	1,547	5,753	18,636	14,642
Thereafter	76,499	4,444	8,301	14,441	103,685	73,322
Total	$133,417	$26,405	$11,738	$41,828	$213,388	$190,060
Total borrowings	$133,417	$26,406	$11,738	$45,518	$217,079	$192,627

Weighted average coupon at period end~~3~~	3.3%	1.0%	0.9%	N/M	2.9%	3.4%
1.Fixed rate borrowings include instruments with step-up, step-down and zero coupon features.
2.Variable rate borrowings include those that bear interest based on a variety of indices, including LIBOR, federal funds rates and SOFR, in addition to certain notes carried at fair value with various payment provisions, including notes linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures.
3.Only includes borrowings with original maturities greater than one year. Weighted average coupon is calculated utilizing U.S. and non-U.S. dollar interest rates and excludes financial instruments for which the fair value option was elected. Virtually all of the variable rate notes issued by subsidiaries are carried at fair value so a weighted average coupon is not meaningful.
Borrowings with Original Maturities Greater than One Year

$ in millions	At December 31, 2020	At December 31, 2019
Senior	$202,305	$179,519
Subordinated	11,083	10,541
Total	$213,388	$190,060
Weighted average stated maturity, in years	7.3	6.9
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

123	December 2020 Form 10-K

Notes to Consolidated Financial Statements
2 and 6 for further information on borrowings carried at fair value.
Senior Debt Subject to Put Options or Liquidity Obligations

$ in millions	At December 31, 2020	At December 31, 2019
Put options embedded in debt agreements	$94	$290
Liquidity obligations[1]	$1,483	$1,344
1.Includes obligations to support secondary market trading.
Subordinated Debt

	2020	2019
Contractual weighted average coupon	4.5%	4.5%

Subordinated debt generally is issued to meet the capital requirements of the Firm or its regulated subsidiaries and primarily is U.S. dollar denominated. Maturities of subordinated debt range from 2022 to 2027.
Rates for Borrowings with Original Maturities Greater than One Year

	At December 31,
	2020	2019	2018
Contractual weighted average coupon[1]	2.9%	3.4%	3.5%
Effective weighted average coupon after swaps	1.7%	2.9%	3.6%
1.Weighted average coupon was calculated utilizing U.S. and non-U.S. dollar interest rates and excludes financial instruments for which the fair value option was elected.
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
The Firm’s use of swaps for asset and liability management affects its effective average borrowing rate.
Other Secured Financings

$ in millions	At December 31, 2020	At December 31, 2019
Original maturities:
One year or less	$10,453	$7,103
Greater than one year	5,410	7,595
Total	$15,863	$14,698
Transfers of assets accounted for as secured financings	1,529	1,115
Maturities and Terms of Other Secured Financings1

	At December 31, 2020			At December 31, 2019
$ in millions	Fixed Rate	Variable Rate[2]	Total
Original maturities of one year or less:
Next 12 months	$6,099	$4,354	$10,453	$7,103
Original maturities greater than one year:
2020	$—	$—	$—	$1,663
2021	1,270	385	1,655	1,110
2022	605	800	1,405	227
2023	191	88	279	2,655
2024	—	96	96	12
2025	38	—	38	36
Thereafter	23	385	408	777
Total	$2,127	$1,754	$3,881	$6,480
Weighted average coupon at period-end[3]	N/M	0.5%	0.6%	2.4%
1.Excludes transfers of assets accounted for as secured financings. See subsequent table.
2.Variable rate other secured financings bear interest based on a variety of indices, including LIBOR and federal funds rates. Amounts include notes carried at fair value with various payment provisions, including notes linked to equity, credit, commodity or other indices.
3.Includes only other secured financings with original maturities greater than one year. Weighted average coupon is calculated utilizing U.S. and non-U.S. dollar interest rates and excludes other secured financings that are linked to non-interest indices and for which the fair value option was elected.
Other secured financings include the liabilities related to certain ELNs, transfers of financial assets that are accounted for as financings rather than sales, pledged commodities, consolidated VIEs where the Firm is deemed to be the primary beneficiary and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets accounted for as Trading assets. See Note 16 for further information on other secured financings related to VIEs and securitization activities.
Maturities of Transfers of Assets Accounted for as Secured Financings1

$ in millions	At December 31, 2020	At December 31, 2019
2020	$—	$208
2021	303	225
2022	159	46
2023	626	334
2024	14	—
2025	—	—
Thereafter	427	302
Total	$1,529	$1,115
1.Excludes Securities sold under agreements to repurchase and Securities loaned.
For transfers of assets that fail to meet accounting criteria for a sale, the Firm continues to record the assets and recognizes the associated liabilities in the balance sheets.

December 2020 Form 10-K	124

Notes to Consolidated Financial Statements
15. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at December 31, 2020
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$15,362	$37,720	$39,886	$5,896	$98,864
Secured lending facilities	5,574	4,790	1,399	271	12,034
Commercial and Residential real estate	432	244	88	244	1,008
Securities-based lending and Other	12,178	3,063	225	483	15,949
Forward-starting secured financing receivables	57,164	—	—	—	57,164
Central counterparty[1]	300	—	—	9,286	9,586
Underwriting	3,037	—	—	—	3,037
Investment activities	804	215	73	316	1,408
Letters of credit and other financial guarantees	174	1	—	3	178
Total	$95,025	$46,033	$41,671	$16,499	$199,228
Lending commitments participated to third parties					$9,035
Forward-starting secured financing receivables settled within three business days					$54,542
1.Beginning in 2020, commitments to central counterparties are presented separately; these commitments were previously included in Corporate Lending commitments and Forward-starting secured financing receivables depending on the type of agreement.

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
Central Counterparty.  These commitments relate to the Firm’s membership in certain clearinghouses and are contingent upon the default of a clearinghouse member or other stress events.
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

125	December 2020 Form 10-K

Notes to Consolidated Financial Statements
Guarantees
Obligations under Guarantee Arrangements at December 31, 2020

	Maximum Potential Payout/Notional
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Credit derivatives	$24,428	$43,350	$116,780	$38,830	$223,388
Other credit contracts	—	194	—	91	285
Non-credit derivatives	1,308,747	1,010,126	337,949	805,802	3,462,624
Standby letters of credit and other financial guarantees issued[1]	1,136	1,395	1,217	3,676	7,424
Market value guarantees	87	25	—	—	112
Liquidity facilities	4,425	—	—	—	4,425
Whole loan sales guarantees	—	—	24	23,157	23,181
Securitization representations and warranties	—	—	—	66,556	66,556
General partner guarantees	150	120	32	118	420
Client clearing guarantees	87	—	—	—	87

$ in millions	Carrying Amount Asset (Liability)
Credit derivatives[2]	$1,227
Other credit contracts	(4)
Non-credit derivatives[2]	(65,640)
Standby letters of credit and other financial guarantees issued[1]	111
Market value guarantees	—
Liquidity facilities	5
Whole loan sales guarantees	—
Securitization representations and warranties[3]	(42)
General partner guarantees	(70)
Client clearing guarantees	—
1.These amounts include certain issued standby letters of credit participated to third parties, totaling $0.6 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of December 31, 2020, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $81 million.
2.The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. For further information on derivatives contracts, see Note 7.
3.Primarily related to residential mortgage securitizations.
Types of Guarantees
Derivative Contracts. Certain derivative contracts meet the accounting definition of a guarantee, including certain written options, contingent forward contracts and CDS (see Note 7 regarding credit derivatives in which the Firm has sold credit protection to the counterparty). All derivative contracts that could meet this accounting definition of a guarantee are included in the previous table, with the notional amount used as the maximum potential payout for certain derivative contracts, such as written interest rate caps and written foreign currency options. The Firm evaluates collateral requirements for all derivatives, including derivatives that do not meet the accounting definition of a guarantee. For the effects of cash collateral and counterparty netting, see Note 7.
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

December 2020 Form 10-K	126

Notes to Consolidated Financial Statements
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
Client Clearing Guarantees. In 2019, the Firm became a sponsoring member of the Government Securities Division of the FICC's Sponsored Clearing Model. Clients of the Firm, as sponsored members, can transact in overnight securities repurchase and resale agreements, which are cleared through the FICC. As sponsoring member, the Firm guarantees to the FICC the prompt and full payment and performance of its clients’ obligations. In 2020, the FICC’s sponsored clearing model was updated such that the Firm could be responsible for liquidation of a sponsored member’s account and guarantees any resulting loss to the FICC in the event the sponsored member fails to fully pay any net liquidation amount due from the sponsored member to the FICC. Accordingly, the Firm’s maximum potential payout amount reflects the total of the estimated net liquidation amounts for sponsored member accounts. The Firm minimizes credit exposure under this guarantee by obtaining a security interest in its sponsored member clients’ collateral and their contractual rights under sponsored member transactions. Therefore, the Firm's exposure is estimated to be an amount substantially lower than the maximum potential payout amount. The collateral amount in which the Firm has a security interest is approximately equal to the maximum potential payout amount of the guarantee.
Other Guarantees and Indemnities
In the normal course of business, the Firm provides guarantees and indemnifications in a variety of transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications are described below:
•Indemnities. The Firm provides standard indemnities to counterparties for certain contingent exposures and taxes, including U.S. and foreign withholding taxes, on interest and other payments made on derivatives, securities and stock lending transactions, certain annuity products and other financial arrangements. These indemnity payments could be required based on a change in the tax laws, a change in interpretation of applicable tax rulings or a change in factual circumstances. Certain contracts contain provisions that enable the Firm to terminate the agreement upon the occurrence of such events. The maximum potential amount of future payments that the Firm could be required to make under these indemnifications cannot be estimated.
•Exchange/Clearinghouse Member Guarantees. The Firm is a member of various exchanges and clearinghouses that trade and clear securities and/or derivative contracts. Associated with its membership, the Firm may be required to pay a certain amount as determined by the exchange or the clearinghouse in case of a default of any of its members or pay a proportionate share of the financial obligations of another member that may default on its obligations to the exchange or the clearinghouse. While the rules governing different exchange or clearinghouse memberships and the forms of these guarantees may vary, in general the Firm’s obligations under these rules would arise only if the exchange or clearinghouse had previously exhausted its resources.
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
•Merger and Acquisition Guarantees. The Firm may, from time to time, in its role as investment banking advisor be required to provide guarantees in connection with certain European merger and acquisition transactions. If required by the regulating authorities, the Firm provides a guarantee that the acquirer in the transaction has or will have sufficient funds to complete the transaction and would then be required to make the acquisition payments in the event

127	December 2020 Form 10-K

Notes to Consolidated Financial Statements
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
While the Firm has identified below any individual proceedings where the Firm believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or possible, and reasonably estimable.
The Firm contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the financial statements and the Firm can reasonably estimate the amount of that loss, the Firm accrues the estimated loss by a charge to income.

$ in millions	2020	2019	2018
Legal expenses	$336	$221	$206
The Firm’s legal expenses can, and may in the future, fluctuate from period to period, given the current environment regarding government investigations and private litigation affecting global financial services firms, including the Firm.
In many proceedings and investigations, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is not always possible to reasonably estimate the size of the possible loss or range of loss, particularly for proceedings and investigations where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, disgorgement or penalties. Numerous issues may need to be resolved before a loss or additional loss, or range of loss or additional range of loss, can be reasonably estimated for a proceeding or investigation, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages or other relief, and by addressing novel or unsettled legal questions relevant to the proceedings or investigations in question.
For certain other legal proceedings and investigations, the Firm can estimate reasonably possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued but does not believe, based on current knowledge and after consultation with counsel, that such losses could have a material adverse effect on the Firm’s financial statements as a whole, other than the matters referred to in the following paragraphs.
On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Firm, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million CDS referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Firm misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Firm knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Firm’s motion to dismiss the complaint. On December 21, 2018, the court denied the Firm’s motion for summary judgment and granted in part the Firm’s motion for sanctions relating to spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and the Firm filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief sought by CDIB in its January 18, 2019 motion. On May 21, 2020, the Appellate Division, First Department (“First Department”),

December 2020 Form 10-K	128

Notes to Consolidated Financial Statements
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

On September 23, 2014, Financial Guaranty Insurance Company (“FGIC”) filed a complaint against the Firm in the Supreme Court of NY styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. relating to the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and warranties and defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees, interest and costs. On January 23, 2017, the court denied the Firm’s motion to dismiss the complaint. On February 24, 2017, the Firm filed a notice of appeal of the denial of its motion to dismiss the complaint and perfected its appeal on November 22, 2017. On September 13, 2018, the First Department affirmed in part and reversed in part the lower court’s order denying the Firm’s motion to dismiss the complaint. On December 20, 2018, the First Department denied plaintiff’s motion for leave to appeal to the Court of Appeals or, in the alternative, for re-argument. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and FGIC that the Firm did not repurchase, plus pre- and post- judgment interest, fees and costs, as well as claim payments that FGIC has made and will make in the future. In addition, plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.
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
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts, the prior set-off by the Firm of approximately €124 million (approximately $152 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority’s appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On June 22, 2020, the Firm filed an appeal against the decision of the Court of Appeal in Amsterdam before the Dutch High Court.

129	December 2020 Form 10-K

Notes to Consolidated Financial Statements
16. Variable Interest Entities and Securitization Activities
Overview
The Firm is involved with various SPEs in the normal course of business. In most cases, these entities are deemed to be VIEs.
The Firm’s variable interests in VIEs include debt and equity interests, commitments, guarantees, derivative instruments and certain fees. The Firm’s involvement with VIEs arises primarily from:
•Interests purchased in connection with market-making activities, securities held in its Investment securities portfolio and retained interests held as a result of securitization activities, including re-securitization transactions.
•Guarantees issued and residual interests retained in connection with municipal bond securitizations.
•Loans made to and investments in VIEs that hold debt, equity, real estate or other assets.
•Derivatives entered into with VIEs.
•Structuring of CLNs or other asset-repackaging notes designed to meet the investment objectives of clients.
•Other structured transactions designed to provide tax-efficient yields to the Firm or its clients.
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
For many transactions, such as re-securitization transactions, CLNs and other asset-repackaging notes, there are no significant economic decisions made on an ongoing basis. In these cases, the Firm focuses its analysis on decisions made prior to the initial closing of the transaction and at the termination of the transaction. The Firm concluded in most of these transactions that decisions made prior to the initial closing were shared between the Firm and the initial investors based upon the nature of the assets, including whether the assets were issued in a transaction sponsored by the Firm and the extent of the information available to the Firm and to investors, the number, nature and involvement of investors, other rights held by the Firm and investors, the standardization of the legal documentation and the level of continuing involvement by the Firm, including the amount and type of interests owned by the Firm and by other investors. The Firm focused its control decision on any right held by the Firm or investors related to the termination of the VIE. Most re-securitization transactions, CLNs and other asset-repackaging notes have no such termination rights.
Consolidated VIE Assets and Liabilities by Type of Activity

	At December 31, 2020		At December 31, 2019
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
OSF	$551	$350	$696	$391
MABS[1]	590	17	265	4
Other[2]	977	47	987	66
Total	$2,118	$414	$1,948	$461
OSF—Other structured financings
1.Amounts include transactions backed by residential mortgage loans, commercial mortgage loans and other types of assets, including consumer or commercial assets and may be in loan or security form. The value of assets is determined based on the fair value of the liabilities and the interests owned by the Firm in such VIEs as the fair values for the liabilities and interests owned are more observable.
2.Other primarily includes operating entities, investment funds and structured transactions.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At December 31, 2020	At December 31, 2019
Assets
Cash and cash equivalents	$269	$488
Trading assets at fair value	1,445	943
Customer and other receivables	23	18
Intangible assets	98	111
Other assets	283	388
Total	$2,118	$1,948
Liabilities
Other secured financings	$366	$422
Other liabilities and accrued expenses	48	39
Total	$414	$461
Noncontrolling interests	$196	$192
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

December 2020 Form 10-K	130

Notes to Consolidated Financial Statements
In general, the Firm’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE net assets recognized in its financial statements, net of amounts absorbed by third-party variable interest holders.
Non-consolidated VIEs

	At December 31, 2020
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$184,153	$3,527	$6,524	$2,161	$48,241
Maximum exposure to loss[3]
Debt and equity interests	$26,247	$257	$—	$1,187	$11,008
Derivative and other contracts	—	—	4,425	—	5,639
Commitments, guarantees and other	929	—	—	—	749
Total	$27,176	$257	$4,425	$1,187	$17,396
Carrying value of variable interests—Assets
Debt and equity interests	$26,247	$257	$—	$1,187	$11,008
Derivative and other contracts	—	—	5	—	851
Total	$26,247	$257	$5	$1,187	$11,859
Additional VIE assets owned[4]					$20,019
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$222

	At December 31, 2019
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$125,603	$2,976	$6,965	$2,288	$51,305
Maximum exposure to loss[3]
Debt and equity interests	$16,314	$240	$—	$1,009	$11,977
Derivative and other contracts	—	—	4,599	—	2,995
Commitments, guarantees and other	631	—	—	—	266
Total	$16,945	$240	$4,599	$1,009	$15,238
Carrying value of variable interests—Assets
Debt and equity interests	$16,314	$240	$—	$1,008	$11,977
Derivative and other contracts	—	—	6	—	388
Total	$16,314	$240	$6	$1,008	$12,365
Additional VIE assets owned[4]					$11,453
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$444
MTOB—Municipal tender option bonds
1.Amounts include transactions backed by residential mortgage loans, commercial mortgage loans and other types of assets, including consumer or commercial assets. and may be in loan or security form.
2.Other primarily includes exposures to commercial real estate property and investment funds.
3.Where notional amounts are utilized in quantifying the maximum exposure related to derivatives, such amounts do not reflect changes in fair value recorded by the Firm.
4.Additional VIE assets owned represents the carrying value of total exposure to non-consolidated VIEs for which the maximum exposure to loss is less than specific thresholds, primarily interests issued by securitization SPEs. The Firm’s maximum exposure to loss generally equals the fair value of the assets owned. These assets are primarily included in Trading assets and Investment securities and are measured at fair value (see Note 5). The Firm does not provide additional support in these transactions through contractual facilities, guarantees or similar derivatives.
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At December 31, 2020		At December 31, 2019
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$17,775	$3,175	$30,353	$3,993
Commercial mortgages	62,093	4,131	53,892	3,881
U.S. agency collateralized mortgage obligations	99,182	17,224	36,366	6,365
Other consumer or commercial loans	5,103	1,717	4,992	2,075
Total	$184,153	$26,247	$125,603	$16,314
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

131	December 2020 Form 10-K

Notes to Consolidated Financial Statements
managed as part of the Firm’s overall exposure. See Note 7 for further information on derivative instruments and hedging activities.
Investment Securities
The Firm holds securities issued by VIEs within the Investment securities portfolio. These securities are composed of those related to transactions sponsored by the federal mortgage agencies and predominantly the most senior securities issued by VIEs backed by student loans and commercial mortgage loans. Transactions sponsored by the federal mortgage agencies include an explicit or implicit guarantee provided by the U.S. government. Additionally, the Firm holds certain commercial mortgage-backed securities issued by VIEs retained as a result of the Firm's securitization activities. See Note 8 for further information on the Investment securities portfolio.
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
Equity-Linked Notes
ELN transactions are designed to provide investors with exposure to certain risks related to the specific equity security, equity index or other index. In an ELN transaction, the Firm typically transfers to an SPE either a note issued by the Firm, the payments on which are linked to the performance of a specific equity security, equity index or other index, or debt securities issued by other companies and a derivative contract, the terms of which will relate to the performance of a specific equity security, equity index or other index. These ELN transactions with SPEs were not consolidated at December 31, 2020 or December 31, 2019.

December 2020 Form 10-K	132

Notes to Consolidated Financial Statements
Transferred Assets with Continuing Involvement

	At December 31, 2020
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$7,515	$84,674	$21,061	$12,978
Retained interests
Investment grade	$49	$822	$615	$—
Non-investment grade	16	195	—	114
Total	$65	$1,017	$615	$114
Interests purchased in the secondary market
Investment grade	$—	$96	$116	$—
Non-investment grade	43	80	—	21
Total	$43	$176	$116	$21
Derivative assets	$—	$—	$—	$400
Derivative liabilities	—	—	—	436

	December 31, 2019
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$9,850	$86,203	$19,132	$8,410
Retained interests
Investment grade	$29	$720	$2,376	$1
Non-investment grade	17	254	—	92
Total	$46	$974	$2,376	$93
Interests purchased in the secondary market
Investment grade	$6	$197	$77	$—
Non-investment grade	75	51	—	—
Total	$81	$248	$77	$—
Derivative assets	$—	$—	$—	$339
Derivative liabilities	—	—	—	145

	Fair Value at December 31, 2020
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$663	$—	$663
Non-investment grade	6	63	69
Total	$669	$63	$732
Interests purchased in the secondary market
Investment grade	$196	$16	$212
Non-investment grade	62	82	144
Total	$258	$98	$356
Derivative assets	$388	$12	$400
Derivative liabilities	435	1	436

	Fair Value at December 31, 2019
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$2,401	$4	$2,405
Non-investment grade	6	97	103
Total	$2,407	$101	$2,508
Interests purchased in the secondary market
Investment grade	$278	$2	$280
Non-investment grade	68	58	126
Total	$346	$60	$406
Derivative assets	$337	$2	$339
Derivative liabilities	144	1	145
RML—Residential mortgage loans
CML—Commercial mortgage loans
1.Amounts include CLO transactions managed by unrelated third parties.
2.Amounts include assets transferred by unrelated transferors.
The previous tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment. The transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statements. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are generally carried at fair value in the balance sheets with changes in fair value recognized in the income statements. Fair value for these interests is measured using techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Notes 2 and 5. Further, as permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the following Assets Sold with Retained Exposure table.
Proceeds from New Securitization Transactions and Sales of Loans

$ in millions	2020	2019	2018
New transactions[1]	$51,814	$34,464	$23,821
Retained interests	9,346	7,403	2,904
Sales of corporate loans to CLO SPEs[1,2]	763	2	317
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 15).
Assets Sold with Retained Exposure

$ in millions	At December 31, 2020	At December 31, 2019
Gross cash proceeds from sale of assets[1]	$45,051	$38,661
Fair value
Assets sold	$46,609	$39,137
Derivative assets recognized in the balance sheets	1,592	647
Derivative liabilities recognized in the balance sheets	64	152
1.The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
The Firm enters into transactions in which it sells securities, primarily equities, and contemporaneously enters into bilateral OTC derivatives with the purchasers of the securities, through which it retains exposure to the sold securities.
17. Regulatory Requirements
Regulatory Capital Framework
The Firm is an FHC under the Bank Holding Company Act of 1956, as amended, and is subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve establishes

133	December 2020 Form 10-K

Notes to Consolidated Financial Statements
capital requirements for the Firm, including well-capitalized standards, and evaluates the Firm’s compliance with such capital requirements. The OCC establishes similar capital requirements and standards for the Firm’s U.S. bank subsidiaries including, among others, MSBNA and MSPBNA. The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee on Banking Supervision and also implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
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

In 2020, the U.S. banking agencies adopted a final rule, consistent with an interim final rule that was effective March 31, 2020, altering, for purposes of the regulatory capital rules, the required adoption time period for CECL. As of December 31, 2020, the risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated excluding the effect of the adoption of CECL based on the Firm’s election to defer this effect over a five-year transition period in accordance with the interim final rule.
Risk-Based Regulatory Capital Ratio Requirements

	At December 31, 2020		At December 31, 2019
	Standardized	Advanced	Standardized and Advanced
Capital buffers
Capital conservation buffer	—	2.5%	2.5%
Stress capital buffer (“SCB”)	5.7%	N/A	N/A
G-SIB capital surcharge	3.0%	3.0%	3.0%
CCyB[1]	0%	0%	0%
Capital buffer requirement[2]	8.7%	5.5%	5.5%

		At December 31, 2020		At December 31, 2019
	Regulatory Minimum	Standardized	Advanced	Standardized and Advanced
Required ratios[3]
Common Equity Tier 1 capital ratio	4.5%	13.2%	10.0%	10.0%
Tier 1 capital ratio	6.0%	14.7%	11.5%	11.5%
Total capital ratio	8.0%	16.7%	13.5%	13.5%
1.The CCyB can be set up to 2.5%, but is currently set by the U.S. banking agencies at zero.
2.The capital buffer requirement represents the amount of Common Equity Tier 1 capital the Firm must maintain above the minimum risk-based capital requirements in order to avoid restrictions on the Firm’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. Beginning October 1, 2020, the Firm’s Standardized Approach capital buffer requirement is equal to the sum of the SCB, G-SIB capital surcharge and CCyB, and the Advanced Approach capital buffer requirement is equal to the 2.5% capital conservation buffer, G-SIB capital surcharge and CCyB.
3.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Risk-Weighted Assets
RWA reflects both the Firm’s on- and off-balance sheet risk, as well as capital charges attributable to the risk of loss arising from the following:
•Credit risk: The failure of a borrower, counterparty or issuer to meet its financial obligations to the Firm;
•Market risk: Adverse changes in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as market liquidity; and
•Operational risk: Inadequate or failed processes or systems, from human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets).
The Firm’s risk-based capital ratios are computed under both (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At December 31, 2020 and December 31, 2019, the differences between the actual and required ratio were lower under the Standardized Approach.
Minimum leverage-based capital requirements include a Tier 1 leverage ratio and an SLR. The Firm is required to maintain a Tier 1 SLR of 5%, inclusive of an enhanced SLR capital buffer of at least 2%.

December 2020 Form 10-K	134

Notes to Consolidated Financial Statements
The Firm’s Regulatory Capital and Capital Ratios

	At December 31, 2020
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	13.2%	$78,650	17.4%
Tier 1 capital	14.7%	88,079	19.4%
Total capital	16.7%	97,213	21.5%
Total RWA		453,106

$ in millions	Required Ratio[1]	At December 31, 2020
Leverage-based capital
Adjusted average assets[2]		$1,053,310
Tier 1 leverage ratio	4.0%	8.4%
Supplementary leverage exposure[3,4]		$1,192,506
SLR[3]	5.0%	7.4%

	At December 31, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	10.0%	$64,751	16.4%
Tier 1 capital	11.5%	73,443	18.6%
Total capital	13.5%	82,708	21.0%
Total RWA		394,177

$ in millions	Required Ratio[1]	At December 31, 2019
Leverage-based capital
Adjusted average assets[2]		$889,195
Tier 1 leverage ratio	4.0%	8.3%
Supplementary leverage exposure[4]		$1,155,177
SLR	5.0%	6.4%
1.Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the Firm’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.
2.Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets for the quarters ending on the respective balance sheet dates, reduced by disallowed goodwill, intangible assets, investments in covered funds, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in the Firm’s own capital instruments, certain defined tax assets and other capital deductions.
3.Based on a Federal Reserve interim final rule in effect until March 31, 2021, the Firm’s SLR and Supplementary leverage exposure as of December 31, 2020 reflect the exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks.
4.Supplementary leverage exposure is the sum of Adjusted average assets used in the Tier 1 leverage ratio and other adjustments, primarily: (i) for derivatives, potential future exposure and the effective notional principal amount of sold credit protection offset by qualifying purchased credit protection; (ii) the counterparty credit risk for repo-style transactions; and (iii) the credit equivalent amount for off-balance sheet exposures.
Certain U.S. Bank Subsidiaries’ Regulatory Capital and Capital Ratios
The OCC establishes capital requirements for the Firm’s U.S. bank subsidiaries, which as of December 31, 2020 include, among others, MSBNA and MSPBNA, and evaluates their compliance with such capital requirements. Regulatory capital requirements for MSBNA and MSPBNA are calculated in a similar manner to the Firm’s regulatory capital requirements, although G-SIB capital surcharge and stress capital buffer requirements do not apply to the U.S. bank subsidiaries.
The OCC’s regulatory capital framework includes Prompt Corrective Action (“PCA”) standards, including “well-capitalized” PCA standards that are based on specified regulatory capital ratio minimums. For the Firm to remain an FHC, its U.S. bank subsidiaries must remain well-capitalized in accordance with the OCC’s PCA standards. In addition, failure by the U.S. bank subsidiaries to meet minimum capital requirements may result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the U.S. bank subsidiaries’ and the Firm’s financial statements.
At December 31, 2020 and December 31, 2019, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. At December 31, 2020, the risk-based and leverage-based capital amounts and ratios are calculated excluding the effect of the adoption of CECL based on MSBNA’s and MSPBNA’s elections to defer this effect over a five-year transition period.
MSBNA’s Regulatory Capital

	At December 31, 2020
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$17,238	18.7%
Tier 1 capital	8.0%	8.5%	17,238	18.7%
Total capital	10.0%	10.5%	17,882	19.4%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$17,238	10.1%
SLR	6.0%	3.0%	17,238	8.0%

	At December 31, 2019
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$15,919	18.5%
Tier 1 capital	8.0%	8.5%	15,919	18.5%
Total capital	10.0%	10.5%	16,282	18.9%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$15,919	11.3%
SLR	6.0%	3.0%	15,919	8.7%
MSPBNA’s Regulatory Capital

	At December 31, 2020
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$8,213	21.3%
Tier 1 capital	8.0%	8.5%	8,213	21.3%
Total capital	10.0%	10.5%	8,287	21.5%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$8,213	7.2%
SLR	6.0%	3.0%	8,213	6.9%

135	December 2020 Form 10-K

Notes to Consolidated Financial Statements

	At December 31, 2019
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$7,962	24.8%
Tier 1 capital	8.0%	8.5%	7,962	24.8%
Total capital	10.0%	10.5%	8,016	25.0%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$7,962	9.9%
SLR	6.0%	3.0%	7,962	9.4%
1.Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the ability to make capital distributions, including the payment of dividends.
U.S. Broker-Dealer Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At December 31, 2020	At December 31, 2019
Net capital	$12,869	$13,708
Excess net capital	9,034	10,686

MS&Co. is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At December 31, 2020 and December 31, 2019, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
MSSB, a registered U.S. broker-dealer and introducing broker for the futures business, is subject to the minimum net capital requirements of the SEC. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the PRA, and the Morgan Stanley Europe Holdings SE Group (“MSEHSE Group”) is subject to the capital requirements of the European Central Bank, BaFin and the German Central Bank. MSSB, MSIP and the MSEHSE Group, including MSESE, a Germany-based broker dealer, have consistently operated with capital in excess of their respective regulatory capital requirements. Additionally, E*TRADE Bank and E*TRADE Savings Bank are subject to the capital requirements of the OCC, and E*TRADE Securities LLC is subject to the minimum net capital requirements of the SEC; each of these entities has consistently operated with capital in excess of their respective regulatory capital requirements.
Certain other U.S. and non-U.S. subsidiaries of the Firm are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have also consistently operated with capital in excess of their local capital adequacy requirements.
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

$ in millions	At December 31, 2020	At December 31, 2019
Restricted net assets	$40,502	$33,213
18. Total Equity
Morgan Stanley Shareholders’ Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At December 31, 2020	Liquidation Preference per Share	At December 31, 2020	At December 31, 2019
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	—
N	3,000	100,000	300	—
Total			$9,250	$8,520
1.Series C preferred stock is held by MUFG.
The Firm is authorized to issue 30 million shares of preferred stock. The preferred stock has a preference over the common stock upon liquidation. The Firm's preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 17).
On November 25, 2019, the Firm announced the redemption in whole of its outstanding Series G preferred stock. On notice of redemption, the amount due to holders of Series G Preferred Stock was reclassified to Borrowings, and on January 15, 2020, the redemption settled at the carrying value of $500 million.

December 2020 Form 10-K	136

Notes to Consolidated Financial Statements
Preferred Stock Issuance Description

		Depositary Shares per Share	Redemption
Series[1,2]	Shares Issued		Price per Share[3]	Date[4]
A	44,000	1,000	$25,000	Currently redeemable
C5	1,160,791	N/A	1,100	Currently redeemable
E	34,500	1,000	25,000	October 15, 2023
F	34,000	1,000	25,000	January 15, 2024
H	52,000	25	25,000	Currently redeemable
I	40,000	1,000	25,000	October 15, 2024
J	60,000	25	25,000	Currently redeemable
K	40,000	1,000	25,000	April 15, 2027
L6	20,000	1,000	25,000	January 15, 2025
M7	400,000	N/A	1,000	September 15, 2026
N7	3,000	100	100,000	October 2, 2025
1.All shares issued are non-cumulative. Each share has a par value of $0.01, except Series C.
2.Dividends on Series A are based on a floating rate, and dividends on Series C and L are based on a fixed rate. Dividends on all other Series are based on a fixed-to-floating rate.
3.Series A and C are redeemable at the redemption price plus accrued and unpaid dividends, regardless of whether dividends are actually declared, up to but excluding the date of redemption. All other Series are redeemable at the redemption price plus any declared and unpaid dividends, up to but excluding the date fixed for redemption.
4.Series A and C are currently redeemable at the Firm’s option, in whole or in part, from time to time. Series H and J are currently redeemable, and all other Series are redeemable, at the Firm’s option (i) in whole or in part, from time to time, on any dividend payment date on or after the redemption date or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series).
5.Series C is non-voting perpetual preferred stock. Dividends on the Series C preferred stock are payable, on a non-cumulative basis, as and if declared by the Board, in cash, at the rate of 10% per annum of the liquidation preference of $1,000 per share.
6.Series L Preferred Stock was issued on November 25, 2019.
7.Series M and N Preferred Stock were issued on October 2, 2020 as part of the acquisition of E*TRADE.
Common Stock
Rollforward of Common Stock Outstanding

in millions	2020	2019
Shares outstanding at beginning of period	1,594	1,700
Treasury stock purchases[1]	(39)	(135)
Issuance for the acquisition of E*TRADE	233	—
Other[2]	22	29
Shares outstanding at end of period	1,810	1,594
1.The Firm’s Board has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (“Share Repurchase Program”). In addition to the Firm’s Share Repurchase Program, Treasury stock purchases include repurchases of common stock for employee tax withholding.
2.Other includes net shares issued to and forfeited from Employee stock trusts and issued for RSU conversions.
Share Repurchases

$ in millions	2020	2019
Repurchases of common stock under the Firm’s Share Repurchase Program	$1,347	$5,360
The Firm’s 2019 Capital Plan (“Capital Plan”) includes the share repurchase of up to $6.0 billion of outstanding common stock for the period beginning July 1, 2019 through June 30, 2020. Additionally, the Capital Plan includes quarterly common stock dividends of up to $0.35 per share, beginning with the common stock dividend announced on July 18, 2019.
On March 15, 2020, the Financial Services Forum announced that each of its eight member banks, including the Firm, had voluntarily suspended their share repurchase programs. On
June 25, 2020, the Federal Reserve published summary results of CCAR and announced that large BHCs, including the Firm, generally would be restricted in making share repurchases during the third quarter, and on September 30, 2020, the restrictions were extended through the fourth quarter of 2020. On December 18, 2020 the Federal Reserve published summary results of the second round of supervisory stress tests for each large BHC, including the Firm, and permitted the resumption of share repurchases in the first quarter of 2021.
A portion of common stock repurchases was conducted under a sales plan with MUFG, whereby MUFG sold shares of the Firm’s common stock to the Firm, as part of the Firm’s Share Repurchase Program. The sales plan, which was suspended on December 10, 2020, has no impact on the strategic alliance between MUFG and the Firm, including the joint ventures in Japan, and is only intended to maintain MUFG’s ownership percentage below 24.9% in order to comply with MUFG’s passivity commitments to the Board of Governors of the Federal Reserve System.
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
Common Shares Outstanding for Basic and Diluted EPS

in millions	2020	2019	2018
Weighted average common shares outstanding, basic	1,603	1,617	1,708
Effect of dilutive Stock options, RSUs and PSUs	21	23	30
Weighted average common shares outstanding and common stock equivalents, diluted	1,624	1,640	1,738
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	5	2	1

137	December 2020 Form 10-K

Notes to Consolidated Financial Statements
Dividends

$ in millions, except per share data	2020		2019		2018
	Per Share[1]	Total	Per Share[1]	Total	Per Share[1]	Total
Preferred Stock Series
A	$1,017	$44	$1,014	$44	$1,011	$45
C	100	52	100	52	100	52
E	1,781	60	1,781	60	1,781	61
F	1,719	60	1,719	60	1,719	58
G2	—	—	1,242	24	1,656	33
H	1,143	60	1,418	74	1,363	71
I	1,594	64	1,594	64	1,594	64
J3	1,213	74	1,388	84	1,388	83
K	1,463	59	1,463	59	1,463	59
L	1,219	23	169	3	—	—
M4	—	—	—	—	—	—
N5	—	—	—	—	—	—
Total Preferred stock		$496		$524		$526
Common stock	$1.40	$2,295	$1.30	$2,161	$1.10	$1,930
1.Common and Preferred Stock dividends are payable quarterly, unless otherwise noted.
2.Series G preferred stock was redeemed during the first quarter of 2020. Dividends declared on Series G following the issuance of the notice of redemption were recognized as Interest expense and are excluded from 2019 amounts.
3.Series J was payable semiannually until July 15, 2020, and is now payable quarterly.
4.Series M will be payable semiannually beginning on March 15, 2021 until September 15, 2026, and thereafter will be payable quarterly.
5.Series N will be payable semiannually beginning on March 15, 2021 until March 15, 2023, and thereafter will be payable quarterly.
Cumulative Adjustments to Retained Earnings Related to Adoption of Accounting Updates

$ in millions	2020
Financial Instruments-Credit Losses	$(100)

$ in millions	2019
Leases	$63

$ in millions	2018
Revenues from contracts with customers	$(32)
Derivatives and hedging—targeted improvements to accounting for hedging activities	(99)
Reclassification of certain tax effects from AOCI	443
Other[1]	(6)
Total	$306
1.Other includes the adoption of accounting updates related to Recognition and Measurement of Financial Assets and Financial Liabilities (other than the provision around presenting unrealized DVA in OCI, which the Firm previously adopted) and Derecognition of Nonfinancial Assets. The impact of these adoptions on Retained earnings was not significant.
Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pensions and Other	DVA	Total
December 31, 2017	$(767)	$(547)	$(591)	$(1,155)	$(3,060)
Cumulative adjustment for accounting change[2]	(8)	(111)	(124)	(194)	(437)
OCI during the period	(114)	(272)	137	1,454	1,205
December 31, 2018	(889)	(930)	(578)	105	(2,292)
OCI during the period	(8)	1,137	(66)	(1,559)	(496)
December 31, 2019	(897)	207	(644)	(1,454)	(2,788)
OCI during the period	102	1,580	146	(1,002)	826
December 31, 2020	$(795)	$1,787	$(498)	$(2,456)	$(1,962)
CTA—Cumulative foreign currency translation adjustments
1.Amounts are net of tax and noncontrolling interests.
2.The cumulative adjustment for accounting changes is primarily the effect of the adoption of the accounting update Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This adjustment was recorded as of January 1, 2018 to reclassify certain income tax effects related to the enactment of the Tax Cuts and Jobs Act from AOCI to Retained earnings, primarily related to the remeasurement of deferred tax assets and liabilities resulting from the reduction in the corporate income tax rate to 21%.
Components of Period Changes in OCI

	2020
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$74	$99	$173	$68	$105
Reclassified to earnings	(3)	—	(3)	—	(3)
Net OCI	$71	$99	$170	$68	$102
Change in net unrealized gains (losses) on AFS securities
OCI activity	$2,194	$(508)	$1,686	$—	$1,686
Reclassified to earnings	(137)	31	(106)	—	(106)
Net OCI	$2,057	$(477)	$1,580	$—	$1,580
Pension and other
OCI activity	$162	$(34)	$128	$—	$128
Reclassified to earnings	23	(5)	18	—	18
Net OCI	$185	$(39)	$146	$—	$146
Change in net DVA
OCI activity	$(1,385)	$337	$(1,048)	$(26)	$(1,022)
Reclassified to earnings	26	(6)	20	—	20
Net OCI	$(1,359)	$331	$(1,028)	$(26)	$(1,002)

	2019
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$6	$(3)	$3	$11	$(8)
Reclassified to earnings	—	—	—	—	—
Net OCI	$6	$(3)	$3	$11	$(8)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$1,588	$(373)	$1,215	$—	$1,215
Reclassified to earnings	(103)	25	(78)	—	(78)
Net OCI	$1,485	$(348)	$1,137	$—	$1,137
Pension and other
OCI activity	$(98)	$25	$(73)	$—	$(73)
Reclassified to earnings	12	(5)	7	—	7
Net OCI	$(86)	$20	$(66)	$—	$(66)
Change in net DVA
OCI activity	$(2,181)	$533	$(1,648)	$(80)	$(1,568)
Reclassified to earnings	11	(2)	9	—	9
Net OCI	$(2,170)	$531	$(1,639)	$(80)	$(1,559)

December 2020 Form 10-K	138

Notes to Consolidated Financial Statements

	2018[1]
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(11)	$(79)	$(90)	$24	$(114)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(11)	$(79)	$(90)	$24	$(114)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(346)	$80	$(266)	$—	$(266)
Reclassified to earnings	(8)	2	(6)	—	(6)
Net OCI	$(354)	$82	$(272)	$—	$(272)
Pension and other
OCI activity	$156	$(37)	$119	$—	$119
Reclassified to earnings	26	(8)	18	—	18
Net OCI	$182	$(45)	$137	$—	$137
Change in net DVA
OCI activity	$1,947	$(472)	$1,475	$63	$1,412
Reclassified to earnings	56	(14)	42	—	42
Net OCI	$2,003	$(486)	$1,517	$63	$1,454
1.Exclusive of cumulative adjustments related to the adoption of certain accounting updates in 2018. Refer to the previous Accumulated Other Comprehensive Income (Loss) table for further information.
Cumulative Foreign Currency Translation Adjustments

$ in millions	At December 31, 2020	At December 31, 2019
Associated with net investments in subsidiaries with a non-U.S. dollar functional currency	$(1,406)	$(1,874)
Hedges, net of tax	611	977
Total	$(795)	$(897)
Carrying value of net investments in non-U.S. dollar functional currency subsidiaries subject to hedges	$15,746	$13,440
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
19. Interest Income and Interest Expense

$ in millions	2020	2019	2018
Interest income
Investment securities	$2,282	$2,175	$1,744
Loans	4,142	4,783	4,249
Securities purchased under agreements to resell and Securities borrowed[1]	(194)	3,485	1,976
Trading assets, net of Trading liabilities	2,417	2,899	2,392
Customer receivables and Other[2]	1,515	3,756	3,531
Total interest income	$10,162	$17,098	$13,892
Interest expense
Deposits	$953	$1,885	$1,255
Borrowings	3,250	5,052	5,031
Securities sold under agreements to repurchase and Securities loaned[3]	983	2,609	1,898
Customer payables and Other[4]	(1,337)	2,858	1,902
Total interest expense	$3,849	$12,404	$10,086
Net interest	$6,313	$4,694	$3,806
1.Includes fees paid on Securities borrowed.
2.Includes interest from Cash and cash equivalents.
3.Includes fees received on Securities loaned.
4.Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.
Interest income and Interest expense are classified in the income statements based on the nature of the instrument and related market conventions. When included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
Accrued Interest

$ in millions	At December 31, 2020	At December 31, 2019
Customer and other receivables	$1,652	$1,661
Customer and other payables	2,119	2,223
20. Deferred Compensation Plans and Carried Interest Compensation
Stock-Based Compensation Plans
Certain current and former employees of the Firm participate in the Firm's stock-based compensation plans. These plans include RSUs and PSUs, the details of which are further outlined below.
Stock-Based Compensation Expense

$ in millions	2020	2019	2018
RSUs	$1,170	$1,064	$892
Stock options	—	—	—
PSUs	142	89	28
Total	$1,312	$1,153	$920
Retirement-eligible awards[1]	$157	$111	$110
1.Included in total expense is stock-based compensation anticipated to be awarded in January of the following year that does not contain a future service requirement.

139	December 2020 Form 10-K

Notes to Consolidated Financial Statements
Tax Benefit Related to Stock-Based Compensation Expense

$ in millions	2020	2019	2018
Tax benefit[1]	$270	$243	$193
1.Excludes income tax consequences related to employee share-based award conversions.
Unrecognized Compensation Cost Related to Stock-Based Awards Granted

$ in millions	At December 31, 2020[1]
To be recognized in:
2021	$383
2022	159
Thereafter	28
Total	$570
1.Amounts do not include cancellations, accelerations, future adjustments to fair value for certain awards, or 2020 performance year compensation awarded in January 2021, which will begin to be amortized in 2021.
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
Common Shares Available for Future Awards under Stock-Based Compensation Plans

in millions	At December 31, 2020
Shares	110
See Note 18 for additional information on the Firm’s Share Repurchase Program.
Restricted Stock Units
RSUs are subject to vesting over time, generally one to seven years from the date of award, contingent upon continued employment and subject to restrictions on sale, transfer or assignment until conversion to common stock. All or a portion of an award may be forfeited if employment is terminated before the end of the relevant vesting period or canceled after the relevant vesting period in certain situations. Recipients of RSUs may have voting rights, at the Firm’s discretion, and generally receive dividend equivalents if the awards vest.
Vested and Unvested RSU Activity

	2020
shares in millions	Number of Shares	Weighted Average Award Date Fair Value
RSUs at beginning of period	65	$44.38
Awarded	21	55.01
Conversions to common stock	(25)	39.81
Forfeited	(1)	48.29
RSUs at end of period[1]	60	$49.82
Aggregate intrinsic value of RSUs at end of period (dollars in millions)		$4,087
Weighted average award date fair value
RSUs awarded in 2019		$43.05
RSUs awarded in 2018		55.40
1.At December 31, 2020, the weighted average remaining term until delivery for the outstanding RSUs was approximately 1.2 years.
Unvested RSU Activity

	2020
shares in millions	Number of Shares	Weighted Average Award Date Fair Value
Unvested RSUs at beginning of period	37	$44.58
Awarded	21	55.01
Vested	(24)	44.12
Forfeited	(1)	48.29
Unvested RSUs at end of period[1]	33	$51.27
1.Unvested RSUs represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligible requirements.
Fair Value of RSU Activity

$ in millions	2020	2019	2018
Conversions to common stock	$1,295	$1,497	$1,790
Vested	1,289	1,292	1,504
Performance-Based Stock Units
PSUs will vest and convert to shares of common stock only if the Firm satisfies predetermined performance and market-based conditions over a three-year performance period. The number of PSUs that will vest ranges from 0% to 150% of the target award, based on the extent to which the Firm achieves the specified performance goals. One-half of the award will be earned based on the Firm’s average return on equity, excluding certain adjustments specified in the plan terms (“MS Adjusted ROE”). The other half of the award will be earned based on the Firm’s total shareholder return, relative to the total shareholder return of the S&P 500 Financials Sector Index (“Relative MS TSR”). PSUs have vesting, restriction and cancellation provisions that are generally similar to those of RSUs. At December 31, 2020, approximately 3 million PSUs were outstanding.
PSU Fair Value on Award Date

	2020	2019	2018
MS Adjusted ROE	$57.05	$43.29	$56.84
Relative MS TSR	65.31	48.28	65.81

December 2020 Form 10-K	140

Notes to Consolidated Financial Statements
The Relative MS TSR fair values on the award date were estimated using a Monte Carlo simulation and the following assumptions.
Monte Carlo Simulation Assumptions

	Risk-Free Interest Rate	Expected Stock Price Volatility	Correlation Coefficient
Award Year
2020	1.6%	24.0%	0.88
2019	2.6%	26.5%	0.89
2018	2.2%	26.8%	0.89
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
Deferred Cash-Based Compensation Expense

$ in millions	2020	2019	2018
Deferred cash-based awards	$1,263	$1,233	$1,174
Return on referenced investments	856	645	(48)
Total	$2,119	$1,878	$1,126
Retirement-eligible awards[1]	$194	$195	$193
1.Included in total expense is deferred cash-based compensation anticipated to be awarded in January of the following year that does not contain a future service requirement.
Carried Interest Compensation
The Firm generally recognizes compensation expense for any portion of carried interest (both realized and unrealized) that is allocated to employees.
Carried Interest Compensation Expense

$ in millions	2020	2019	2018
Expense	$215	$534	$156
21. Employee Benefit Plans
Pension Plans
Components of Net Periodic Benefit Expense (Income)

	Pension Plans
$ in millions	2020	2019	2018
Service cost, benefits earned during the period	$17	$16	$16
Interest cost on projected benefit obligation	121	139	134
Expected return on plan assets	(77)	(114)	(112)
Net amortization of prior service cost (credit)	1	1	(1)
Net amortization of actuarial loss	26	13	26
Net periodic benefit expense	$88	$55	$63

Certain current and former U.S. employees of the Firm and its U.S. affiliates who were hired before July 1, 2007 are covered by the U.S. pension plan, a non-contributory defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (“U.S. Qualified Plan”). The U.S. Qualified Plan has ceased future benefit accruals.
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
Certain of the Firm’s non-U.S. subsidiaries also have defined benefit pension plans covering their eligible current and former employees.
The Firm’s pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans.
Rollforward of Pre-tax AOCI

	Pension Plans
$ in millions	2020	2019	2018
Beginning balance	$(877)	$(779)	$(947)
Net gain (loss)	161	(112)	158
Prior service credit (cost)	(2)	—	(15)
Amortization of prior service cost (credit)	1	1	(1)
Amortization of net loss	26	13	26
Changes recognized in OCI	186	(98)	168
Ending balance	$(691)	$(877)	$(779)
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

141	December 2020 Form 10-K

Notes to Consolidated Financial Statements
gains and losses and prior service credit over the average remaining service period of active participants.
Weighted Average Assumptions Used to Determine Net Periodic Benefit Expense (Income)

	Pension Plans
	2020	2019	2018
Discount rate	3.08%	4.01%	3.46%
Expected long-term rate of return on plan assets	2.35%	3.52%	3.50%
Rate of future compensation increases	3.28%	3.34%	3.38%

The accounting for pension plans involves certain assumptions and estimates. The expected long-term rate of return for the U.S. Qualified Plan was estimated by computing a weighted average of the underlying long-term expected returns based on the investment managers’ target allocations.
Benefit Obligation and Funded Status
Rollforward of the Benefit Obligation and Fair Value of Plan Assets

	Pension Plans
$ in millions	2020	2019
Rollforward of benefit obligation
Benefit obligation at beginning of year	$4,026	$3,563
Service cost	17	16
Interest cost	121	139
Actuarial loss (gain)[1]	362	497
Plan amendments	2	—
Plan settlements	(2)	(9)
Benefits paid	(222)	(191)
Other[2]	30	11
Benefit obligation at end of year	$4,334	$4,026
Rollforward of fair value of plan assets
Fair value of plan assets at beginning of year	$3,553	$3,203
Actual return on plan assets	600	499
Employer contributions	35	36
Benefits paid	(222)	(191)
Plan settlements	(2)	(9)
Other[2]	21	15
Fair value of plan assets at end of year	$3,985	$3,553
Funded (unfunded) status	$(349)	$(473)
Amounts recognized in the balance sheets
Assets	$283	$98
Liabilities	(632)	(571)
Net amount recognized	$(349)	$(473)
1.Primarily reflects the impact of year-over-year discount rate fluctuations.
2.Includes foreign currency exchange rate changes.
Accumulated Benefit Obligation

$ in millions	At December 31, 2020	At December 31, 2019
Pension plans	$4,318	$4,013
Pension Plans with Benefit Obligations in Excess of the Fair Value of Plan Assets

$ in millions	At December 31, 2020	At December 31, 2019
Projected benefit obligation	$708	$637
Accumulated benefit obligation	692	624
Fair value of plan assets	76	66
The pension plans included in the table above may differ based on their funding status as of December 31 of each year.
Weighted Average Assumptions Used to Determine Benefit Obligation

	Pension Plans
	At December 31, 2020	At December 31, 2019
Discount rate	2.43%	3.08%
Rate of future compensation increase	3.25%	3.28%
The discount rates used to determine the benefit obligation for the U.S. pension plans were selected by the Firm, in consultation with its independent actuary, using a pension discount yield curve based on the characteristics of the plans, each determined independently. The pension discount yield curve represents spot discount yields based on duration implicit in a representative broad-based Aa-rated corporate bond universe of high-quality fixed income investments. For all non-U.S. pension plans, the Firm set the assumed discount rates based on the nature of liabilities, local economic environments and available bond indices.
Plan Assets
Fair Value of Plan Assets

	At December 31, 2020
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents[1]	$4	$—	$—	$4
U.S. government and agency securities	3,038	321	—	3,359
Corporate and other debt—CDO	—	4	—	4
Derivative contracts	—	2	—	2
Other investments	—	—	61	61
Other receivables[1]	—	53	—	53
Total	$3,042	$380	$61	$3,483
Assets Measured at NAV
Commingled trust funds:
Money market				48
Foreign funds:
Fixed income				169
Liquidity				54
Targeted cash flow				250
Total				$521
Liabilities
Other payables[1]	—	(19)	—	(19)
Total liabilities	$—	$(19)	$—	$(19)
Fair value of plan assets				$3,985

December 2020 Form 10-K	142

Notes to Consolidated Financial Statements

	At December 31, 2019
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents[1]	$3	$—	$—	$3
U.S. government and agency securities	2,658	292	—	2,950
Corporate and other debt—CDO	—	9	—	9
Other investments	—	—	53	53
Other receivables[1]	—	48	—	48
Total	$2,661	$349	$53	$3,063
Assets Measured at NAV
Commingled trust funds:
Money market				137
Foreign funds:
Fixed income				136
Liquidity				30
Targeted cash flow				240
Total				$543
Liabilities
Derivative contracts	—	(1)	—	(1)
Other payables[1]	—	(52)	—	(52)
Total liabilities	$—	$(53)	$—	$(53)
Fair value of plan assets				$3,553
1.Cash and cash equivalents, other receivables and other payables are valued at their carrying value, which approximates fair value.
Rollforward of Level 3 Plan Assets

$ in millions	2020	2019
Balance at beginning of period	$53	$48
Realized and unrealized gains (losses)	5	3
Purchases, sales and settlements, net	3	2
Balance at end of period	$61	$53
There were no transfers between levels during 2020 and 2019.
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
As a fundamental operating principle, any restrictions on the underlying assets apply to the respective derivative product. This includes percentage allocations and credit quality. Derivatives are used solely for the purpose of enhancing investment returns in the underlying assets and not to circumvent portfolio restrictions.
Plan assets are measured at fair value using valuation techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Notes 2 and 5. OTC derivative contracts consist of investments in interest rate swaps and total return swaps. Other investments consist of pledged insurance annuity contracts held by non-U.S.-based plans. The pledged insurance annuity contracts are valued based on the premium reserve of the insurer for a guarantee that the insurer has given to the employee benefit plan that approximates fair value. The pledged insurance annuity contracts are categorized in Level 3 of the fair value hierarchy.
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
Expected Contributions
The Firm’s policy is to fund at least the amount sufficient to meet minimum funding requirements under applicable employee benefit and tax laws. At December 31, 2020, the Firm expected to contribute approximately $50 million to its pension plans in 2021 based upon the plans’ current funded status and expected asset return assumptions for 2021.

143	December 2020 Form 10-K

Notes to Consolidated Financial Statements
Expected Future Benefit Payments

At December 31, 2020
$ in millions	Pension Plans
2021	$153
2022	155
2023	161
2024	163
2025	171
2026-2030	940
401(k) Plans

$ in millions	2020	2019	2018
Expense	$293	$280	$272
U.S. employees meeting certain eligibility requirements may participate in the Firm’s 401(k) plans.
Morgan Stanley 401(k) Plan
Eligible employees receive discretionary 401(k) matching cash contributions as determined annually by the Firm. For 2020, 2019 and 2018, the Firm matched employee contributions up to 4% of eligible pay, up to the IRS limit. Matching contributions were invested among available funds according to each participant’s investment direction on file. Eligible employees with eligible pay less than or equal to $100,000 also received a fixed contribution under the 401(k) Plan equal to 2% of eligible pay. Transition contributions relating to acquired entities or frozen employee benefit plans are allocated to certain eligible employees. The Firm match, fixed contribution and transition contribution are included in the Firm’s 401(k) expense.
Non-U.S. Defined Contribution Pension Plans

$ in millions	2020	2019	2018
Expense	$130	$121	$116
The Firm maintains separate defined contribution pension plans that cover eligible employees of certain non-U.S. subsidiaries. Under such plans, benefits are generally determined based on a fixed rate of base salary with certain vesting requirements.
22. Income Taxes
Components of Provision for Income Taxes

$ in millions	2020	2019	2018
Current
U.S.:
Federal	$1,641	$873	$686
State and local	399	260	207
Non-U.S.:
U.K.	395	166	328
Japan	185	177	268
Hong Kong	185	82	94
Other[1]	684	341	318
Total	$3,489	$1,899	$1,901

Deferred
U.S.:
Federal	$(249)	$185	$330
State and local	(38)	46	56
Non-U.S.:
U.K.	(2)	5	54
Japan	12	11	(10)
Hong Kong	(3)	—	(3)
Other[1]	30	(82)	22
Total	$(250)	$165	$449
Provision for income taxes from continuing operations	$3,239	$2,064	$2,350
Provision for income taxes from discontinued operations	$—	$—	$(1)
1.Other Non-U.S. tax provisions for 2020, 2019 and 2018 primarily include Brazil, the Netherlands, and India.
Reconciliation of the U.S. Federal Statutory Income Tax Rate to the Effective Income Tax Rate

	2020	2019	2018
U.S. federal statutory income tax rate	21.0	21.0%	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.0	2.2	2.0
Domestic tax credits and tax exempt income	(0.8)	(1.6)	(1.3)
Non-U.S. earnings	1.7	(0.8)	1.3
Employee share-based awards	(0.7)	(1.1)	(1.5)
Other	(0.7)	(1.4)	(0.6)
Effective income tax rate	22.5%	18.3%	20.9%
The increase in the Firm’s effective tax rate in 2020 compared with the prior year is primarily due to the higher level of earnings and lower net discrete tax benefits. In 2020, net discrete tax benefits were $122 million, primarily related to the conversion of employee share-based awards.
The Firm’s effective tax rates for 2019 and 2018 include net discrete tax benefits of $475 million and $368 million, respectively, primarily associated with remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations, as well as benefits related to conversion of employee share-based awards. The fourth quarters of 2019 and 2018 include net discrete tax benefits of $158 million and $111 million, respectively.

December 2020 Form 10-K	144

Notes to Consolidated Financial Statements
Deferred Tax Assets and Liabilities

$ in millions	At December 31, 2020	At December 31, 2019
Gross deferred tax assets
Net operating loss and tax credit carryforwards	$330	$287
Employee compensation and benefit plans	2,248	2,075
Allowance for credit losses and other reserves	669	318
Valuation of inventory, investments and receivables	19	368
Other	43	—
Total deferred tax assets	3,309	3,048
Deferred tax assets valuation allowance	236	156
Deferred tax assets after valuation allowance	$3,073	$2,892
Gross deferred tax liabilities
Fixed assets	1,130	983
Intangibles, goodwill and other	1,156	411
Total deferred tax liabilities	$2,286	$1,394
Net deferred tax assets	$787	$1,498
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.
The Firm believes the recognized net deferred tax assets (after valuation allowance) at December 31, 2020 are more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates.
The earnings of certain foreign subsidiaries are indefinitely reinvested due to regulatory and other capital requirements in foreign jurisdictions. As of December 31, 2020, the unrecognized deferred tax liability attributable to indefinitely reinvested earnings is immaterial.
Rollforward of Unrecognized Tax Benefits

$ in millions	2020	2019	2018
Balance at beginning of period	$755	$1,080	$1,594
Increase based on tax positions related to the current period	139	57	83
Increase based on tax positions related to prior periods	178	61	34
Increase based on the acquisition of E*TRADE	26	—	—
Decrease based on tax positions related to prior periods	(297)	(419)	(404)
Decreases related to settlements with taxing authorities	(36)	(17)	(139)
Decreases related to lapse of statute of limitations	(10)	(7)	(88)
Balance at end of period	$755	$755	$1,080
Net unrecognized tax benefits[1]	$665	$549	$746
1.Represent ending unrecognized tax benefits adjusted for the impact of the federal benefit of state issues, competent authority arrangements and foreign tax credit offsets. If recognized, these net benefits would favorably impact the effective tax rate in future periods.
It is reasonably possible that significant changes in the balance of unrecognized tax benefits may occur within the next 12 months. At this time, however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and the impact on the Firm’s effective tax rate over the next 12 months.
Interest Expense (Benefit) Associated with Unrecognized Tax Benefits, Net of Federal and State Income Tax Benefits

$ in millions	2020	2019	2018
Recognized in income statements	$56	$8	$(40)
Accrued at end of period	134	92	91
Interest and penalties related to unrecognized tax benefits are recognized as a component of the provision for income taxes. Penalties related to unrecognized tax benefits for the years mentioned above were immaterial.
Earliest Tax Year Subject to Examination in Major Tax Jurisdictions

Jurisdiction	Tax Year
U.S.	2017
New York State and New York City	2010
Hong Kong	2014
U.K.	2011
Japan	2015
The Firm is under continuous examination by the IRS and other tax authorities in certain countries, such as Japan and the U.K., and in states and localities in which it has significant business operations, such as New York.
The Firm believes that the resolution of these tax examinations will not have a material effect on the annual financial statements, although a resolution could have a material impact in the income statement and on the effective tax rate for any period in which such resolutions occur.
23. Segment, Geographic and Revenue Information
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

145	December 2020 Form 10-K

Notes to Consolidated Financial Statements
Selected Financial Information by Business Segment

	2020
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$7,204	$559	$—	$(89)	$7,674
Trading	13,106	844	(34)	76	13,992
Investments	166	12	808	—	986
Commissions and fees[1]	2,935	2,291	1	(376)	4,851
Asset management[1]	461	10,955	3,013	(157)	14,272
Other	(214)	372	(39)	(9)	110
Total non-interest revenues	23,658	15,033	3,749	(555)	41,885
Interest income	5,809	4,771	14	(432)	10,162
Interest expense	3,519	749	29	(448)	3,849
Net interest	2,290	4,022	(15)	16	6,313
Net revenues	$25,948	$19,055	$3,734	$(539)	$48,198
Income from continuing operations before income taxes	$9,151	$4,387	$870	$10	$14,418
Provision for income taxes	2,040	1,026	171	2	3,239
Income from continuing operations	7,111	3,361	699	8	11,179
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—
Net income	7,111	3,361	699	8	11,179
Net income applicable to noncontrolling interests	99	—	84	—	183
Net income applicable to Morgan Stanley	$7,012	$3,361	$615	$8	$10,996

	2019
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$5,734	$509	$—	$(80)	$6,163
Trading	10,318	734	(8)	51	11,095
Investments	325	2	1,213	—	1,540
Commissions and fees[1]	2,484	1,726	1	(292)	3,919
Asset management[1]	413	10,199	2,629	(158)	13,083
Other	632	345	(46)	(6)	925
Total non-interest revenues	19,906	13,515	3,789	(485)	36,725
Interest income	12,193	5,467	20	(582)	17,098
Interest expense	11,713	1,245	46	(600)	12,404
Net interest	480	4,222	(26)	18	4,694
Net revenues	$20,386	$17,737	$3,763	$(467)	$41,419
Income from continuing operations before income taxes[2]	$5,490	$4,832	$985	$(6)	$11,301
Provision for income taxes	769	1,104	193	(2)	2,064
Income from continuing operations	4,721	3,728	792	(4)	9,237
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—
Net income	4,721	3,728	792	(4)	9,237
Net income applicable to noncontrolling interests	122	—	73	—	195
Net income applicable to Morgan Stanley	$4,599	$3,728	$719	$(4)	$9,042

	2018
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$6,088	$475	$—	$(81)	$6,482
Trading	11,191	279	25	56	11,551
Investments	182	1	254	—	437
Commissions and fees[1]	2,671	1,804	—	(285)	4,190
Asset management[1]	421	10,158	2,468	(149)	12,898
Other	535	248	(30)	(10)	743
Total non-interest revenues	21,088	12,965	2,717	(469)	36,301
Interest income	9,271	5,498	57	(934)	13,892
Interest expense	9,777	1,221	28	(940)	10,086
Net interest	(506)	4,277	29	6	3,806
Net revenues	$20,582	$17,242	$2,746	$(463)	$40,107
Income from continuing operations before income taxes	$6,260	$4,521	$464	$(8)	$11,237
Provision for income taxes	1,230	1,049	73	(2)	2,350
Income from continuing operations	5,030	3,472	391	(6)	8,887
Income (loss) from discontinued operations, net of income taxes	(6)	—	2	—	(4)
Net income	5,024	3,472	393	(6)	8,883
Net income applicable to noncontrolling interests	118	—	17	—	135
Net income applicable to Morgan Stanley	$4,906	$3,472	$376	$(6)	$8,748
I/E–Intersegment Eliminations
1.Substantially all revenues are from contracts with customers.
2.The fourth quarter of 2019 included specific severance-related costs of approximately $172 million, which are included in Compensation and benefits expenses in the Income statement. These costs were recorded in the business segments approximately as follows: Institutional Securities $124 million, Wealth Management $37 million and Investment Management $11 million.
Detail of Investment Banking Revenues

$ in millions	2020	2019	2018
Institutional Securities—Advisory	$2,008	$2,116	$2,436
Institutional Securities—Underwriting	5,196	3,618	3,652
Firm Investment banking revenues from contracts with customers	92%	90%	86%
Trading Revenues by Product Type

$ in millions	2020	2019	2018
Interest rate	$2,978	$2,773	$2,696
Foreign exchange	902	395	914
Equity security and index[1]	6,200	5,246	6,157
Commodity and other	1,771	1,438	1,174
Credit	2,141	1,243	610
Total	$13,992	$11,095	$11,551
1.Dividend income is included within equity security and index contracts.
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

December 2020 Form 10-K	146

Notes to Consolidated Financial Statements
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At December 31, 2020	At December 31, 2019
Net cumulative unrealized performance-based fees at risk of reversing	$735	$774
The Firm’s portion of net cumulative performance-based fees in the form of unrealized carried interest, for which the Firm is not obligated to pay compensation, is at risk of reversing when the return in certain funds fall below specified performance targets. See Note 15 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

$ in millions	2020	2019	2018
Fee waivers	$135	$43	$56
The Firm waives a portion of its fees in the Investment Management business segment from certain registered money market funds that comply with the requirements of Rule 2a-7 of the Investment Company Act of 1940.
Certain Other Fee Waivers
Separately, the Firm’s employees, including its senior officers, may participate on the same terms and conditions as other investors in certain funds that the Firm sponsors, primarily for client investment, and the Firm may waive or lower applicable fees and charges for its employees.
Net Revenues by Region

$ in millions	2020	2019	2018
Americas	$35,017	$30,226	$29,301
EMEA	6,430	6,061	6,092
Asia	6,751	5,132	4,714
Total	$48,198	$41,419	$40,107
Income from Continuing Operations before Income Tax Expense (Benefit)

$ in millions	2020	2019	2018
U.S.	$10,027	$9,464	$7,804
Non-U.S.[1]	4,391	1,837	3,433
Total	$14,418	$11,301	$11,237
1.Non-U.S. income is defined as income generated from operations located outside the U.S.
Net Discrete Tax Provisions (Benefits) by Segment

$ in millions	2020	2019	2018
IS	$(68)	$(400)	$(286)
WM	(50)	(50)	(50)
IM	(4)	(25)	(32)
Total	$(122)	$(475)	$(368)
The Firm operates in both U.S. and non-U.S. markets. The Firm’s non-U.S. business activities are principally conducted and managed through EMEA and Asia locations. The net revenues disclosed in the previous table reflect the regional view of the Firm’s consolidated net revenues on a managed basis, based on the following methodology:
Institutional Securities: client location for advisory and equity underwriting, syndicate desk location for debt underwriting, trading desk location for sales and trading.
Wealth Management: representatives operate in the Americas.
Investment Management: client location, except certain closed-end funds, which are based on asset location.
Revenues Recognized from Prior Services

$ in millions	2020	2019
Non-interest revenues	$2,298	$2,705
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods and are primarily composed of investment banking advisory fees and distribution fees.
Receivables from Contracts with Customers

$ in millions	At December 31, 2020	At December 31, 2019
Customer and other receivables	$3,200	$2,916
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheets, arise when the Firm has both recorded revenues and has the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At December 31, 2020	At December 31, 2019
Institutional Securities	$753,322	$691,201
Wealth Management	355,595	197,682
Investment Management	6,945	6,546
Total[1]	$1,115,862	$895,429
1. Parent assets have been fully allocated to the business segments.
Total Assets by Region

$ in millions	At December 31, 2020	At December 31, 2019
Americas	$815,048	$622,979
EMEA	194,598	185,093
Asia	106,216	87,357
Total	$1,115,862	$895,429

147	December 2020 Form 10-K

Notes to Consolidated Financial Statements
24. Parent Company
Parent Company Only—Condensed Income Statements and Comprehensive Income Statements

$ in millions	2020	2019	2018
Revenues
Dividends from bank subsidiaries	$2,811	$3,531	$2,969
Dividends from BHC and non-bank subsidiaries	1,170	1,998	2,004
Total dividends from subsidiaries	3,981	5,529	4,973
Trading	(244)	(54)	54
Other	51	80	(5)
Total non-interest revenues	3,788	5,555	5,022
Interest income	3,666	5,121	5,172
Interest expense	3,087	4,661	4,816
Net interest	579	460	356
Net revenues	4,367	6,015	5,378
Non-interest expenses	387	300	225
Income before income taxes	3,980	5,715	5,153
Provision for (benefit from) income taxes	(109)	(73)	22
Net income before undistributed gain of subsidiaries	4,089	5,788	5,131
Undistributed gain of subsidiaries	6,907	3,254	3,617
Net income	10,996	9,042	8,748
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	102	(8)	(114)
Change in net unrealized gains (losses) on available-for-sale securities	1,580	1,137	(272)
Pensions and other	146	(66)	137
Change in net debt valuation adjustment	(1,002)	(1,559)	1,454
Comprehensive income	$11,822	$8,546	$9,953
Net income	$10,996	$9,042	$8,748
Preferred stock dividends and other	496	530	526
Earnings applicable to Morgan Stanley common shareholders	$10,500	$8,512	$8,222

Parent Company Only—Condensed Balance Sheets

$ in millions, except share data	At December 31, 2020	At December 31, 2019
Assets
Cash and cash equivalents	$7,102	$8,010
Trading assets at fair value	6,862	5,747
Investment securities (includes $20,037 and $19,824 at fair value; $24,248 and $4,606 were pledged to various parties)	39,225	37,253
Securities purchased under agreement to resell to affiliates	34,698	10,114
Advances to subsidiaries:
Bank and BHC	22,692	27,667
Non-bank	121,731	104,345
Equity investments in subsidiaries:
Bank and BHC	52,951	36,093
Non-bank	47,450	43,667
Other assets	454	244
Total assets	$333,165	$273,140
Liabilities
Trading liabilities at fair value	$1,623	$1,130
Securities sold under agreements to repurchase from affiliates	24,349	4,631
Payables to and advances from subsidiaries	43,252	35,470
Other liabilities and accrued expenses	2,181	2,153
Borrowings (includes $18,804 and $20,461 at fair value)	159,979	148,207
Total liabilities	231,384	191,591
Commitments and contingent liabilities (see Note 15)
Equity
Preferred stock	9,250	8,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,809,624,144 and 1,593,973,680	20	20
Additional paid-in capital	25,546	23,935
Retained earnings	78,694	70,589
Employee stock trusts	3,043	2,918
Accumulated other comprehensive income (loss)	(1,962)	(2,788)
Common stock held in treasury at cost, $0.01 par value (229,269,835 and 444,920,299 shares)	(9,767)	(18,727)
Common stock issued to employee stock trusts	(3,043)	(2,918)
Total shareholders’ equity	101,781	81,549
Total liabilities and equity	$333,165	$273,140

December 2020 Form 10-K	148

Notes to Consolidated Financial Statements
Parent Company Only—Condensed Cash Flow Statements

$ in millions	2020	2019	2018
Net cash provided by (used for) operating activities	$14,202	$24,175	$(1,136)
Cash flows from investing activities
Proceeds from (payments for):
Investment securities:
Purchases	(9,310)	(22,408)	(8,155)
Proceeds from sales	2,013	4,671	1,252
Proceeds from paydowns and maturities	5,651	3,157	3,729
Securities purchased under agreements to resell with affiliates	(24,584)	15,422	13,057
Securities sold under agreements to repurchase with affiliates	19,719	4,631	(8,753)
Advances to and investments in subsidiaries	(13,832)	(9,210)	11,841
Net cash provided by (used for) investing activities	(20,343)	(3,737)	12,971
Cash flows from financing activities
Proceeds from:
Issuance of preferred stock, net of issuance costs	—	497	—
Issuance of Borrowings	25,587	8,337	14,918
Payments for:
Borrowings	(22,105)	(24,282)	(21,418)
Repurchases of common stock and employee tax withholdings	(1,890)	(5,954)	(5,566)
Cash dividends	(2,739)	(2,627)	(2,375)
Net change in advances from subsidiaries	7,194	4,378	2,122
Other financing activities	(498)	12	—
Net cash provided by (used for) financing activities	5,549	(19,639)	(12,319)
Effect of exchange rate changes on cash and cash equivalents	(316)	(271)	(166)
Net increase (decrease) in cash and cash equivalents	(908)	528	(650)
Cash and cash equivalents, at beginning of period	8,010	7,482	8,132
Cash and cash equivalents, at end of period	$7,102	$8,010	$7,482
Cash and cash equivalents:
Cash and due from banks	$20	$9	$6
Deposits with bank subsidiaries	7,082	8,001	7,476
Cash and cash equivalents, at end of period	$7,102	$8,010	$7,482
Restricted cash	$381	$—	$—
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$3,472	$4,677	$4,798
Income taxes, net of refunds[1]	1,364	1,186	437
1.Represents total payments, net of refunds, made to various tax authorities and includes taxes paid on behalf of certain subsidiaries that are subsequently settled between the Parent Company and these subsidiaries. The settlements received from subsidiaries were $1.6 billion, $1.6 billion and $1.6 billion for 2020, 2019 and 2018, respectively.

On November 25, 2019, the Parent Company issued $500 million of Series L Preferred Stock, and on January 15, 2020, the Parent Company redeemed in whole its outstanding Series G Preferred Stock. For further information on preferred stock, see Note 18.
Parent Company’s Borrowings with Original Maturities Greater than One Year

$ in millions	At December 31, 2020	At December 31, 2019
Senior	$148,885	$137,138
Subordinated	11,094	10,570
Total	$159,979	$147,708
Transactions with Subsidiaries
The Parent Company has transactions with its consolidated subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations on certain of its consolidated subsidiaries.
Guarantees
In the normal course of its business, the Parent Company guarantees certain of its subsidiaries’ obligations on a transaction-by-transaction basis under various financial arrangements. The Parent Company has issued guarantees on behalf of its subsidiaries to various U.S. and non-U.S. exchanges and clearinghouses that trade and clear securities and/or futures contracts. Under these guarantee arrangements, the Parent Company may be required to pay the financial obligations of its subsidiaries related to business transacted on or with the exchanges and clearinghouses in the event of a subsidiary’s default on its obligations to the exchange or the clearinghouse. The Parent Company has not recorded any contingent liability in its condensed financial statements for these arrangements and believes that any potential requirements to make payments under these arrangements are remote.
The Parent Company also, in the normal course of business, provides standard indemnities to counterparties on behalf of its subsidiaries for taxes, including U.S. and foreign withholding taxes, on interest and other payments made on derivatives, securities and stock lending transactions, and certain annuity products, and may also provide indemnities to or on behalf of affiliates from time to time for other arrangements. These indemnity payments could be required, as applicable, based on a change in the tax laws, change in interpretation of applicable tax rulings or claims arising from contractual relationships between affiliates. Certain contracts contain provisions that enable the Parent Company to terminate the agreement upon the occurrence of such events. The maximum potential amount of future payments that the Parent Company could be required to make under these indemnifications cannot be estimated. The Parent Company has not recorded any contingent liability in its condensed financial statements for these indemnifications and believes that the occurrence of any events that would trigger payments under these contracts is remote.

149	December 2020 Form 10-K

Notes to Consolidated Financial Statements
Guarantees of Debt Instruments and Warrants Issued by Subsidiaries

$ in millions	At December 31, 2020	At December 31, 2019
Aggregate balance	$39,745	$32,996
Guarantees under Subsidiary Lease Obligations

$ in millions	At December 31, 2020	At December 31, 2019
Aggregate balance[1]	$865	$925
1.Amounts primarily relate to the U.K.
Finance Subsidiary
The Parent Company fully and unconditionally guarantees the securities issued by Morgan Stanley Finance LLC, a wholly owned finance subsidiary. No other subsidiary of the Parent Company guarantees these securities.
Resolution and Recovery Planning
As indicated in the Firm’s 2019 resolution plan submitted to the Federal Reserve and the FDIC, the Parent Company has amended and restated its support agreement with its material entities (including its wholly owned, direct subsidiary Morgan Stanley Holdings LLC (the “Funding IHC”) and certain other subsidiaries), as defined in the Firm’s 2019 resolution plan. Under the secured, amended and restated support agreement, in the event of a resolution scenario, the Parent Company would be obligated to contribute all of its material assets that can be contributed under the terms of the amended and restated support agreement (other than shares in subsidiaries of the Parent Company and certain other assets) (“Contributable Assets”) to the material entities and/or the Funding IHC. The Funding IHC would be obligated to provide capital and liquidity, as applicable, to the material entities.

December 2020 Form 10-K	150

Financial Data Supplement (Unaudited)
Average Balances and Interest Rates and Net Interest Income

	2020			2019
$ in millions	Average Daily Balance	Interest	Average Rate	Average Daily Balance	Interest	Average Rate
Interest earning assets
Investment securities[1]	$136,502	$2,282	1.7%	$101,696	$2,175	2.1%
Loans[1]	143,350	4,142	2.9	121,002	4,783	4.0
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	130,525	55	—	142,089	3,378	2.4
Non-U.S.	59,099	(249)	(0.4)	76,577	107	0.1
Trading assets, net of Trading liabilities[3]:
U.S.	76,273	2,000	2.6	77,481	2,531	3.3
Non-U.S.	22,604	417	1.8	14,654	368	2.5
Customer receivables and Other[4]:
U.S.	87,775	1,188	1.4	61,501	2,697	4.4
Non-U.S.	63,301	327	0.5	58,601	1,059	1.8
Total	$719,429	$10,162	1.4%	$653,601	$17,098	2.6%
Interest bearing liabilities
Deposits[1]	$241,487	$953	0.4%	$180,116	$1,885	1.0%
Borrowings[1,5]	202,498	3,250	1.6	192,770	5,052	2.6
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	29,983	532	1.8	32,437	1,916	5.9
Non-U.S.	28,363	451	1.6	31,808	693	2.2
Customer payables and Other[7]:
U.S.	125,982	(1,176)	(0.9)	118,775	1,792	1.5
Non-U.S.	64,958	(161)	(0.2)	65,196	1,066	1.6
Total	$693,271	$3,849	0.6%	$621,102	$12,404	2.0%
Net interest income and net interest rate spread		$6,313	0.8%		$4,694	0.6%

Effect of Volume and Rate Changes on Net Interest Income

	2020 versus 2019
	Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Investment securities[1]	$744	$(637)	$107
Loans[1]	883	(1,524)	(641)
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	(275)	(3,048)	(3,323)
Non-U.S.	(24)	(332)	(356)
Trading assets, net of Trading liabilities[3]:
U.S.	(39)	(492)	(531)
Non-U.S.	200	(151)	49
Customer receivables and Other[4]:
U.S.	1,152	(2,661)	(1,509)
Non-U.S.	85	(817)	(732)
Change in interest income	$2,726	$(9,662)	$(6,936)
Interest bearing liabilities
Deposits[1]	$642	$(1,574)	$(932)
Borrowings[1,5]	255	(2,057)	(1,802)
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	(145)	(1,239)	(1,384)
Non-U.S.	(75)	(167)	(242)
Customer payables and Other[7]:
U.S.	109	(3,077)	(2,968)
Non-U.S.	(4)	(1,223)	(1,227)
Change in interest expense	$782	$(9,337)	$(8,555)
Change in net interest income	$1,944	$(325)	$1,619

151	December 2020 Form 10-K

Financial Data Supplement (Unaudited)
Average Balances and Interest Rates and Net Interest Income

	2018
$ in millions	Average Daily Balance	Interest	Average Rate
Interest earning assets
Investment securities[1]	$81,977	$1,744	2.1%
Loans[1]	109,681	4,249	3.9
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	134,223	2,262	1.7
Non-U.S.	86,430	(286)	(0.3)
Trading assets, net of Trading liabilities[3]:
U.S.	57,780	2,144	3.7
Non-U.S.	9,014	248	2.8
Customer receivables and Other[4]:
U.S.	73,695	2,592	3.5
Non-U.S.	54,396	939	1.7
Total	$607,196	$13,892	2.3%
Interest bearing liabilities
Deposits[1]	$169,226	$1,255	0.7%
Borrowings[1,5]	191,692	5,031	2.6
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	24,426	1,408	5.8
Non-U.S.	37,319	490	1.3
Customer payables and Other[7]:
U.S.	120,228	1,061	0.9
Non-U.S.	70,855	841	1.2
Total	$613,746	$10,086	1.6%
Net interest income and net interest rate spread		$3,806	0.7%
Effect of Volume and Rate Changes on Net Interest Income

	2019 versus 2018
	Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Investment securities[1]	$420	$11	$431
Loans[1]	439	95	534
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	133	983	1,116
Non-U.S.	33	360	393
Trading assets, net of Trading liabilities[3]:
U.S.	731	(344)	387
Non-U.S.	155	(35)	120
Customer receivables and Other[4]:
U.S.	(429)	534	105
Non-U.S.	73	47	120
Change in interest income	$1,555	$1,651	$3,206
Interest bearing liabilities
Deposits[1]	$81	$549	$630
Borrowings[1,5]	28	(7)	21
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	462	46	508
Non-U.S.	(72)	275	203
Customer payables and Other[7]:
U.S.	(13)	744	731
Non-U.S.	(67)	292	225
Change in interest expense	$419	$1,899	$2,318
Change in net interest income	$1,136	$(248)	$888
1.Amounts include primarily U.S. balances.
2.Includes fees paid on Securities borrowed.
3.Excludes non-interest earning assets and non-interest bearing liabilities, such as equity securities.
4.Includes Cash and cash equivalents.
5.Includes borrowings carried at fair value, whose interest expense is considered part of fair value and therefore is recorded within Trading revenues.
6.Includes fees received on Securities loaned. The annualized average rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities loaned transactions, whether or not such transactions were reported in the balance sheets and (b) net average on-balance sheet balances, which exclude certain securities-for-securities transactions
7.Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.
Deposits

	Average Daily Deposits
	2020		2019		2018
$ in millions	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Deposits[1]:
Savings	$202,035	0.1%	$144,017	0.6%	$142,753	0.4%
Time	39,452	1.8%	36,099	2.8%	26,473	2.4%
Total	$241,487	0.4%	$180,116	1.0%	$169,226	0.7%
1.The Firm’s deposits were primarily held in U.S. offices.

December 2020 Form 10-K	152

Financial Data Supplement (Unaudited)
Ratios

	2020	2019	2018
Net income to average total assets	1.1%	1.0%	1.0%
ROE[1]	13.1%	11.7%	11.8%
Return on total equity[2]	12.4%	11.1%	11.1%
Dividend payout ratio[3]	21.7%	25.0%	23.3%
Total average common equity to average total assets	8.2%	8.2%	8.1%
Total average equity to average total assets	9.1%	9.2%	9.1%
Net charge-off ratio[4]	0.07%	—%	(0.05)%
1.ROE represents Earnings applicable to Morgan Stanley common shareholders as a percentage of average common equity.
2.Return on total equity represents Net income applicable to Morgan Stanley as a percentage of average total equity.
3.Dividend payout ratio represents dividends declared per common share as a percentage of earnings per diluted common share.
4.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.
Securities Sold under Agreements to Repurchase and Securities Loaned

$ in millions	2020	2019	2018
Period-end balance	$58,318	$62,706	$61,667
Average balance[1]	58,346	64,245	61,745
Maximum balance at any month-end	61,336	78,327	72,161
Weighted average interest rate during the period[2]	1.7%	4.1%	3.1%
Weighted average interest rate on period-end balance[2]	0.6%	4.0%	4.1%
1.The Firm calculated its average balances based upon daily amounts.
2.The weighted average interest rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities loaned transactions, whether or not such transactions were reported in the balance sheets and (b) net average or period-end balances excluding certain securities-for-securities transactions.
Cross-Border Outstandings

	At December 31, 2020
$ in millions	Banks	Governments	Non-banking Financial Institutions	Other	Total
Cayman Islands	$20	$2	$40,347	$12,477	$52,846
Japan	11,592	8,659	26,340	6,013	52,604
United Kingdom	11,659	12,079	17,796	8,561	50,095
France	3,569	3,552	27,078	8,474	42,673
Germany	1,699	3,715	6,919	5,457	17,790
Ireland	123	65	10,816	4,232	15,236
China	1,122	424	678	11,863	14,087
Canada	7,624	507	1,600	3,299	13,030
Brazil	1,337	3,587	1,339	6,656	12,919

	At December 31, 2019
$ in millions	Banks	Governments	Non-banking Financial Institutions	Other	Total
Japan	$18,282	$7,146	$20,376	$11,565	$57,369
U.K.	6,021	11,515	15,623	10,431	43,590
Cayman Islands	12	—	24,693	5,987	30,692
France	4,454	1,927	9,447	6,363	22,191
Canada	6,794	1,205	2,606	4,163	14,768
Ireland	274	126	9,161	4,410	13,971
European Central Bank	—	11,464	—	—	11,464
China	1,451	168	1,320	7,907	10,846
Brazil	2,765	2,116	1,287	4,509	10,677
Luxembourg	82	27	7,596	1,947	9,652
Australia	2,265	2,366	2,481	2,486	9,598
Netherlands	2,149	107	2,163	4,788	9,207
Germany	1,210	838	2,444	4,471	8,963

	At December 31, 2018
$ in millions	Banks	Governments	Non-banking Financial Institutions	Other	Total
Japan	$16,130	$14,974	$30,301	$9,951	$71,356
U.K.	3,978	7,683	20,168	11,083	42,912
Cayman Islands	14	—	28,164	5,342	33,520
France	3,750	1,420	17,343	6,584	29,097
Canada	6,808	2,153	2,005	2,455	13,421
Ireland	664	24	8,466	4,191	13,345
European Central Bank	—	12,008	—	—	12,008
Brazil	2,464	5,074	579	2,133	10,250
Germany	822	1,499	4,137	3,022	9,480
Luxembourg	101	291	7,139	1,289	8,820

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

153	December 2020 Form 10-K

Financial Data Supplement (Unaudited)
and source of cash flows or revenues, and location of collateral (if applicable), in order to determine the basis for country risk exposure. Furthermore, cross-border risk exposure incorporates CDS only where protection is purchased, while country risk exposure incorporates CDS where protection is purchased or sold.
The cross-border outstandings tables set forth cross-border outstandings for each country, excluding derivative exposure, in which cross-border outstandings exceed 1% of the Firm’s consolidated assets or 20% of the Firm’s total capital, whichever is less, in accordance with the FFIEC guidelines.

$ in millions	Cross-Border Exposure[1]
At December 31, 2020
European Central Bank, Australia, Luxembourg, Republic of Korea, and Netherlands	$50,420
At December 31, 2019
Switzerland, Republic of Korea and Taiwan	$21,947
At December 31, 2018
Netherlands	$7,338
1.Cross-border exposure, including derivative contracts, that exceeds 0.75% but does not exceed 1% of the Firm’s consolidated assets.

December 2020 Form 10-K	154

Glossary of Common Terms and Acronyms

ABS	Asset-backed securities

ACL	Allowance for credit losses

AFS	Available-for-sale

AML	Anti-money laundering

AOCI	Accumulated other comprehensive income (loss)

AUM	Assets under management or supervision

Balance sheets	Consolidated balance sheets

BHC	Bank holding company

bps	Basis points; one basis point equals 1/100th of 1%

Cash flow statements	Consolidated cash flow statements

CCAR	Comprehensive Capital Analysis and Review

CCyB	Countercyclical capital buffer

CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)

CDS	Credit default swaps

CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update

CFTC	U.S. Commodity Futures Trading Commission

CLN	Credit-linked note(s)

CLO	Collateralized loan obligation(s)

CMBS	Commercial mortgage-backed securities

CMO	Collateralized mortgage obligation(s)

CVA	Credit valuation adjustment

DVA	Debt valuation adjustment

EBITDA	Earnings before interest, taxes, depreciation and amortization

ELN	Equity-linked note(s)

EMEA	Europe, Middle East and Africa

EPS	Earnings per common share

E.U.	European Union

FDIC	Federal Deposit Insurance Corporation

FFELP	Federal Family Education Loan Program

FFIEC	Federal Financial Institutions Examination Council

FHC	Financial Holding Company

FICC	Fixed Income Clearing Corporation

FICO	Fair Isaac Corporation

Financial statements	Consolidated financial statements

FVA	Funding valuation adjustment

G-SIB	Global systemically important banks

HELOC	Home Equity Line of Credit

HQLA	High-quality liquid assets

HTM	Held-to-maturity

I/E	Intersegment eliminations

IHC	Intermediate holding company

IM	Investment Management

Income statements	Consolidated income statements

IRS	Internal Revenue Service

IS	Institutional Securities

LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies

LIBOR	London Interbank Offered Rate

LTV	Loan-to-value

M&A	Merger, acquisition and restructuring transaction

MSBNA	Morgan Stanley Bank, N.A.

MS&Co.	Morgan Stanley & Co. LLC

MSIP	Morgan Stanley & Co. International plc

MSMS	Morgan Stanley MUFG Securities Co., Ltd.

MSPBNA	Morgan Stanley Private Bank, National Association

MSSB	Morgan Stanley Smith Barney LLC

MUFG	Mitsubishi UFJ Financial Group, Inc.

MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.

155	December 2020 Form 10-K

Glossary of Common Terms and Acronyms

MWh	Megawatt hour

N/A	Not Applicable

N/M	Not Meaningful

NAV	Net asset value

Non-GAAP	Non-generally accepted accounting principles

NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income (loss)

OIS	Overnight index swap

OTC	Over-the-counter

PRA	Prudential Regulation Authority

PSU	Performance-based stock unit

RMBS	Residential mortgage-backed securities

ROE	Return on average common equity

ROTCE	Return on average tangible common equity

ROU	Right-of-use

RSU	Restricted stock unit

RWA	Risk-weighted assets

SEC	U.S. Securities and Exchange Commission

SLR	Supplementary leverage ratio

SOFR	Secured Overnight Financing Rate

S&P	Standard & Poor’s

SPE	Special purpose entity

SPOE	Single point of entry

TDR	Troubled debt restructuring

TLAC	Total loss-absorbing capacity

U.K.	United Kingdom

UPB	Unpaid principal balance

U.S.	United States of America

U.S. GAAP	Accounting principles generally accepted in the United States of America

VaR	Value-at-Risk

VIE	Variable interest entity

WACC	Implied weighted average cost of capital

WM	Wealth Management

December 2020 Form 10-K	156

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
The internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Firm;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Firm’s management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Firm assets that could have a material effect on the Firm’s financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Firm maintained effective internal control over financial reporting as of December 31, 2020.
The Firm’s independent registered public accounting firm has audited and issued a report on the Firm’s internal control over financial reporting, which appears below.

157	December 2020 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Morgan Stanley:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Morgan Stanley and subsidiaries (the “Firm”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements of the Firm as of and for the year ended December 31, 2020 and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
February 26, 2021

December 2020 Form 10-K	158

Changes in Internal Control Over Financial Reporting
No change in the Firm’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
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

159	December 2020 Form 10-K

the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, pre- and post-judgment interest, fees and costs. On February 28, 2011, the court denied the Firm’s motion to dismiss the complaint. On December 21, 2018, the court denied the Firm’s motion for summary judgment and granted in part the Firm’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and the Firm filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief sought by CDIB in its January 18, 2019 motion. On May 21, 2020, the Appellate Division, First Department (“First Department”), modified the Supreme Court of NY’s order to deny the Firm’s motion for sanctions relating to spoliation of evidence and otherwise affirmed the denial of the Firm’s motion for summary judgment. On June 19, 2020, the Firm moved for leave to appeal the First Department’s decision to the New York Court of Appeals (“Court of Appeals”), which the First Department denied on July 24, 2020.
On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Firm and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $133 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Firm’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Firm or sold to plaintiff by the Firm was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s order denying in part the Firm’s motion to dismiss the complaint.
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
On July 8, 2013, U.S. Bank National Association, in its capacity as trustee, filed a complaint against the Firm styled U.S. Bank National Association, solely in its capacity as Trustee of the Morgan Stanley Mortgage Loan Trust 2007-2AX (MSM 2007-2AX) v. Morgan Stanley Mortgage Capital Holdings LLC, Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. and GreenPoint Mortgage Funding, Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $650 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages, interest and costs. On November 24, 2014, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On August 13, 2018, the Firm filed a motion to renew its motion to dismiss. On April 4, 2019, the court denied the Firm’s motion to renew its motion to dismiss. On September 2, 2020, the parties entered into a settlement agreement, which was approved in a Trust Instructional Proceeding on October 20, 2020. Under the terms of that agreement, the Trustee has released its repurchase claims for a majority of the mortgage loans in the Trust after receiving the settlement payment.
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

December 2020 Form 10-K	160

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
On September 23, 2014, FGIC filed a complaint against the Firm in the Supreme Court of NY styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. relating to the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and warranties and defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees, interest and costs. On January 23, 2017, the court denied the Firm’s motion to dismiss the complaint. On February 24, 2017, the Firm filed a notice of appeal of the denial of its motion to dismiss the complaint and perfected its appeal on November 22, 2017. On September 13, 2018, the First Department affirmed in part and reversed in part the lower court’s order denying the Firm’s motion to dismiss the complaint. On December 20, 2018, the First Department denied plaintiff’s motion for leave to appeal to the Court of Appeals or, in the alternative, for re-argument.
On January 23, 2015, Deutsche Bank National Trust Company, in its capacity as trustee, filed a complaint against the Firm styled Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.05 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential, rescissory, equitable and punitive damages, attorneys’ fees, costs and other related expenses, and interest. On December 11, 2015, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On October 19, 2018, the court granted the Firm’s motion for leave to amend its answer and to stay the case pending resolution of Deutsche Bank National Trust Company’s appeal to the Court of Appeals in another case, styled Deutsche Bank National Trust Company v. Barclays Bank PLC, regarding the applicable statute of limitations. On January 17, 2019, the First Department reversed the trial court’s order to the extent that it had granted in part the Firm’s motion to dismiss the complaint. On June 4, 2019, the First Department granted the Firm’s motion for leave to appeal its January 17, 2019 decision to the Court of Appeals. On March 19, 2020, the Firm filed a motion for partial summary judgment. On December 22, 2020, the Court of Appeals reversed the First Department and reinstated the trial court’s order to the extent it had granted in part the Firm’s motion to dismiss the complaint.
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

161	December 2020 Form 10-K

borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint.
European Matters

On October 11, 2011, an Italian financial institution, Banco Popolare Societá Cooperativa (“Banco Popolare”), filed a civil claim against the Firm in the Milan courts, styled Banco Popolare Societá Cooperativa v Morgan Stanley & Co. International plc & others, related to its purchase of €100 million of bonds issued by Parmalat. The claim asserted by Banco Popolare alleges, inter alia, that the Firm was aware of Parmalat’s impending insolvency and conspired with others to deceive Banco Popolare into buying bonds by concealing both Parmalat’s true financial condition and certain features of the bonds from the market and Banco Popolare. Banco Popolare seeks damages of €76 million (approximately $93 million) plus damages for loss of opportunity and moral damages. The Firm filed its answer on April 20, 2012. On September 11, 2018, the court dismissed in full the claim against the Firm. On March 11, 2019, the plaintiff filed an appeal in the Court of Appeal of Milan. On May 31, 2019, the Firm filed its response to the plaintiff’s appeal. The parties filed final submissions in the Court of Appeal of Milan in November 2020. On February 2, 2021, the Firm was served with the Court of Appeal's judgment, which partially upheld Banco Popolare's appeal on limited grounds and awarded Banco Popolare approximately €2.3 million (approximately $2.8 million) in damages plus interest and certain legal and other expenses.

In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts the prior set-off by the Firm of approximately €124 million (approximately $152 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority's appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On June 22, 2020, the Firm filed an appeal against the decision of the Court of Appeal in Amsterdam before the Dutch High Court.

On October 5, 2017, various institutional investors filed a claim against the Firm and another bank in a matter now styled Case number B-803-18 (previously BS 99-6998/2017), in the City Court of Copenhagen, Denmark concerning their roles as underwriters of the initial public offering (“IPO”) in March 2014 of the Danish company OW Bunker A/S. The claim seeks damages of approximately DKK 529 million (approximately $87 million) plus interest in respect of alleged losses arising from investing in shares in OW Bunker, which entered into bankruptcy in November 2014. Separately, on November 29, 2017, another group of institutional investors joined the Firm and another bank as defendants to pending proceedings in the High Court of Eastern Denmark against various other parties involved in the IPO in a matter styled Case number B-2073-16. The claim brought against the Firm and the other bank has been given its own Case number B-2564-17. The investors claim damages of approximately DKK 767 million (approximately $126 million) plus interest, from the Firm and the other bank on a joint and several basis with the Defendants to these proceedings. Both claims are based on alleged prospectus liability; the second claim also alleges professional liability of banks acting as financial intermediaries. On June 8, 2018, the City Court of Copenhagen, Denmark ordered that the matters now styled Case number B-803-18, B-2073-16 and Case number B-2564-17 be heard together before the High Court of Eastern Denmark. On June 29, 2018, the Firm filed its defense to the matter now styled Case number B-2564-17. On February 4, 2019, the Firm filed its defense to the matter now styled Case number B-803-18.
The following matter was terminated during or following the quarter ended December 31, 2020:

On June 22, 2017, the public prosecutor for the Court of Accounts for the Republic of Italy filed a claim against the Firm styled Case No. 2012/00406/MNV, which is pending in the Regional Prosecutor’s Office at the Judicial Section of the Court of Auditors for Lazio, Italy. The claim related to certain derivative transactions between the Republic of Italy and the Firm. The transactions were originally entered into between 1999 and 2005, and were restructured (and certain of the transactions were terminated) in December 2011 and January 2012. The claim alleged, inter alia, that the Firm effectively acted as an agent of the state in connection with these transactions and asserts claims related to, among other things, whether the Ministry of Finance was authorized to enter into these transactions, whether the transactions were appropriate, and whether the Firm’s conduct related to the termination of certain transactions was proper. The prosecutor sought damages through an administrative process against the Firm for €2.76 billion (approximately $3.4 billion). On March 30, 2018, the Firm filed its defense to the claim. On June 15, 2018, the Court issued a decision declining jurisdiction and dismissing the claim against the Firm. A hearing of the public prosecutor’s appeal was held on January 10, 2019. On March 7, 2019, the Appellate Division of the Court of Accounts for the Republic of Italy issued a decision affirming the decision

December 2020 Form 10-K	162

below declining jurisdiction and dismissing the claim against the Firm. On April 19, 2019, the public prosecutor filed an appeal with the Italian Supreme Court seeking to overturn this decision. On June 14, 2019, the Firm filed its response to the public prosecutor’s appeal. On November 17, 2020, an appeal hearing took place before the Italian Supreme Court. On February 1, 2021, the Italian Supreme Court affirmed the earlier decisions that the Court of Accounts lacked jurisdiction to hear the claim against the Firm, thereby dismissing the public prosecutor’s claim against the Firm.
Mine Safety Disclosures
Not applicable.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Morgan Stanley’s common stock trades under the symbol “MS” on the New York Stock Exchange. As of February 15, 2021, the Firm had 52,386 holders of record; however, the Firm believes the number of beneficial owners of the Firm’s common stock exceeds this number.
The table below sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the fourth quarter of the year ended December 31, 2020.
Issuer Purchases of Equity Securities
Three Months Ended December 31, 2020

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Shares Purchased as Part of Share Repurchase Program[2,3]	Dollar Value of Remaining Authorized Repurchase
October	903,959	$47.34	—	$—
November	9,868	$48.27	—	$—
December	101,944	$61.87	—	$—
Total	1,015,771	$48.81	—
1.Refers to shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm's stock-based compensation plans during the three months ended December 31, 2020.
2.Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time. On April 18, 2018, the Firm entered into a sales plan with Mitsubishi UFJ Financial Group, Inc. (“MUFG”). See Note 18 to the financial statements for further information on the sales plan.
3.The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (the “Share Repurchase Program”) from time to time as conditions warrant and subject to regulatory non-objection. The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date.
Share repurchases by the Firm are subject to regulatory non-objection. On June 27, 2019, the Federal Reserve published summary results of CCAR and the Firm received a non-objection to its 2019 Capital Plan. The Firm’s 2019 Capital Plan included a share repurchase of up to $6.0 billion of its outstanding common stock during the period beginning July
1, 2019 through June 30, 2020. On March 15, 2020, the Financial Services Forum announced that each of its eight member banks, including the Firm, had voluntarily suspended their share repurchase programs. As a result, $1.7 billion of share repurchase authorization expired unused on June 30, 2020. On June 25, 2020, the Federal Reserve published summary results of CCAR and announced that large BHCs, including the Firm, generally would be restricted in making share repurchases during the third quarter, and on September 30, 2020, the restrictions were extended through the fourth quarter of 2020. On December 18, 2020 the Federal Reserve published summary results of the second round of supervisory stress tests for each large BHC, including the Firm, and permitted the resumption of share repurchases in the first quarter of 2021. Also on December 18, 2020, our Board of Directors authorized the repurchases of outstanding common stock of up to $10 billion in 2021, subject to limitations on distributions from the Federal Reserve. For further information, see “Liquidity and Capital Resources—Capital Plans, Stress Tests and the Stress Capital Buffer.”
Stock Performance Graph
The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of the Firm’s common stock, the S&P 500 Stock Index and the S&P 500 Financials Sector Index for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2015 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Firm’s common stock.
Cumulative Total Return
December 31, 2015 – December 31, 2020

$200
$100
$0
Dec-2015
Dec-2016
Dec-2017
Dec-2018
Dec-2019
Dec-2020
Morgan Stanley
S&P 500 Stock Index
S&P 500 Financials Sector Index

	At December 31,
	2015	2016	2017	2018	2019	2020
Morgan Stanley	$100.00	$136.06	$172.28	$133.06	$176.51	$243.68
S&P 500 Stock Index	100.00	111.95	136.38	130.39	171.09	202.55
S&P 500 Financials Sector Index	100.00	122.75	148.70	129.31	170.80	167.80

163	December 2020 Form 10-K

Directors, Executive Officers and Corporate Governance
Information relating to the Firm’s directors and nominees in the Firm’s definitive proxy statement for its 2021 annual meeting of shareholders (“Morgan Stanley’s proxy statement”) is incorporated by reference herein.
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
Exhibits and Financial Statement Schedules
Documents filed as part of this report

•The financial statements required to be filed in this annual report on Form 10-K are included in the section titled “Financial Statements and Supplementary Data.”
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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended September 30, 2020).
3.2	Amended and Restated Bylaws of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s current report on Form 8-K dated October 29, 2015).
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2
Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-e to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289) as amended by Fourth Supplemental Senior Indenture dated as of October 8, 2007 (Exhibit 4.3 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).

December 2020 Form 10-K	164

Exhibit No.	Description
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

Exhibit No.	Description
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

165	December 2020 Form 10-K

Exhibit No.	Description
4.19	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J (included in Exhibit 4.18 hereto).
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
4.24
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series N Preferred Stock described therein (Exhibit 4.5 to Morgan Stanley’s current report on Form 8-K dated October 2, 2020).

4.25	Form of Depositary Receipt representing interests in the Morgan Stanley Series N Preferred Stock, (included in Exhibit 4.24 hereto).
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

10.3*	Fifth Amendment to Investor Agreement, dated October 4, 2018, by and between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc.
10.4
Agreement and Plan of Merger, dated as of October 7, 2020, by and among Morgan Stanley, Mirror Merger Sub 1, Inc., Mirror Merger Sub 2, LLC and Eaton Vance Corp. (Exhibit 2.1 to Morgan Stanley’s current report on Form 8-K dated October 8, 2020).

Exhibit No.	Description
10.5†
Morgan Stanley 401(k) Plan, amended and restated as of January 1, 2013 (Exhibit 10.6 to Morgan Stanley annual report on Form 10-K for the year ended December 31, 2012), as amended by Amendment (Exhibit 10.5 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2013), Amendment (Exhibit 10.6 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2013), Amendment (Exhibit 10.5 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2014), Amendment (Exhibit 10.5 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2015), Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2016), Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2017), Amendment (Exhibit 10.5 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2017), Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2018) and Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2019).

10.6†*	Amendment to Morgan Stanley 401(k) Plan, dated December 14, 2020.
10.7†	Tax Deferred Equity Participation Plan as amended and restated as of November 26, 2007 (Exhibit 10.9 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).
10.8†	Directors’ Equity Capital Accumulation Plan as amended and restated as of November 1, 2018 (Exhibit 10.6 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended December 31, 2018).
10.9†	Employees’ Equity Accumulation Plan as amended and restated as of November 26, 2007 (Exhibit 10.12 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).
10.10†	Employee Stock Purchase Plan as amended and restated as of February 1, 2009 (Exhibit 10.20 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2008).

December 2020 Form 10-K	166

Exhibit No.	Description
10.11†
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

10.12†
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

10.18†	Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s current report on Form 8-K dated November 22, 2005).
10.19†*	Equity Incentive Compensation Plan, as amended and restated as of December 14, 2020.

Exhibit No.	Description
10.20†
Morgan Stanley 2006 Notional Leveraged Co-Investment Plan, as amended and restated as of November 28, 2008 (Exhibit 10.47 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2008).

10.21†	Form of Award Certificate under the 2006 Notional Leveraged Co-Investment Plan (Exhibit 10.7 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended February 29, 2008).
10.22†	Morgan Stanley 2007 Notional Leveraged Co-Investment Plan, amended as of June 4, 2009 (Exhibit 10.6 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended June 30, 2009).
10.23†
Form of Award Certificate under the 2007 Notional Leveraged Co-Investment Plan for Certain Management Committee Members (Exhibit 10.8 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended February 29, 2008).

10.24†*	Morgan Stanley Compensation Incentive Plan, as amended and restated as of December 14, 2020.
10.25†
Morgan Stanley Schedule of Non-Employee Directors Annual Compensation, effective as of November 1, 2018 (Exhibit 10.24 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended December 31, 2018).

10.26†	Morgan Stanley UK Limited Alternative Retirement Plan, dated as of October 8, 2009 (Exhibit 10.2 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).
10.27†	Agreement between Morgan Stanley and Colm Kelleher, dated January 5, 2015 (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).
10.28†	Description of Operating Committee Medical Coverage (Exhibit 10.2 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).
10.29†	Form of Award Certificate for Discretionary Retention Awards of Stock Units. (Exhibit 10.33 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2017).
10.30†
Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan. (Exhibit 10.34 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2017).

10.31†*	Form of Award Certificate for Long-Term Incentive Program Awards.
10.32†	Form of Aircraft Time-Sharing Agreement (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended September 30, 2020).
21*	Subsidiaries of Morgan Stanley.
22*	Guarantor and Subsidiary Issuer of Registered Guaranteed Securities.
23.1*	Consent of Deloitte & Touche LLP.
24	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

167	December 2020 Form 10-K

Exhibit No.	Description
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
1.For purposes of this Exhibit Index, references to “The Bank of New York” mean in some instances the entity successor to JPMorgan Chase Bank, N.A. or J.P. Morgan Trust Company, National Association; references to “JPMorgan Chase Bank, N.A.” mean the entity formerly known as The Chase Manhattan Bank, in some instances as the successor to Chemical Bank; references to “J.P. Morgan Trust Company, N.A.” mean the entity formerly known as Bank One Trust Company, N.A., as successor to The First National Bank of Chicago.

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
Form 10-K Summary
None.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2021.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February, 2021.

Signature	Title

/s/ JAMES P. GORMAN	Chairman of the Board and Chief Executive Officer
(James P. Gorman)	(Principal Executive Officer)

/s/ JONATHAN PRUZAN	Executive Vice President and Chief Financial Officer
(Jonathan Pruzan)	(Principal Financial Officer)

/s/ RAJA J. AKRAM	Deputy Chief Financial Officer
(Raja J. Akram)	(Chief Accounting Officer and Controller)

/s/ ELIZABETH CORLEY	Director
(Elizabeth Corley)

/s/ ALISTAIR DARLING	Director
(Alistair Darling)

/s/ THOMAS H. GLOCER	Director
(Thomas H. Glocer)

/s/ ROBERT H. HERZ	Director
(Robert H. Herz)

/s/ NOBUYUKI HIRANO	Director
(Nobuyuki Hirano)

/s/ SHELLEY B. LEIBOWITZ	Director
(Shelley B. Leibowitz)

/s/ STEPHEN J. LUCZO	Director
(Stephen J. Luczo)

/s/ JAMI MISCIK	Director
(Jami Miscik)

/s/ DENNIS M. NALLY	Director
(Dennis M. Nally)

/s/ TAKESHI OGASAWARA	Director
(Takeshi Ogasawara)

December 2020 Form 10-K	168

Signature	Title
/s/ HUTHAM S. OLAYAN	Director
(Hutham S. Olayan)

/s/ MARY L. SCHAPIRO	Director
(Mary L. Schapiro)

/s/ PERRY M. TRAQUINA	Director
(Perry M. Traquina)

/s/ RAYFORD WILKINS, JR.	Director
(Rayford Wilkins, Jr.)

December 2020 Form 10-K	169