Form 10-Q
period 2021-03-31
MORGAN STANLEY
filed 2021-05-03
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of April 30, 2021, there were 1,860,588,915 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2021

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
Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley,” “Firm,” “us,” “we” or “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. Disclosures reflect the effects of the acquisitions of E*TRADE Financial Corporation (“E*TRADE”) and Eaton Vance Corp. (“Eaton Vance”) prospectively from the acquisition dates, October 2, 2020 and March 1, 2021, respectively. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-Q.
A description of the clients and principal products and services of each of our business segments is as follows:
Institutional Securities provides a variety of products and services to corporations, governments, financial institutions and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Our Equity and Fixed Income businesses include sales, financing, prime brokerage, market-making, Asia wealth management services and certain business-related investments. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending securities-based and other financing to customers. Other activities include research.
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
Investment Management provides a broad range of investment strategies and products that span geographies, asset classes, and public and private markets to a diverse group of clients across institutional and intermediary channels. Strategies and products, which are offered through a variety of investment vehicles, include equity, fixed income, alternatives and solutions, and liquidity and overlay services. Institutional clients include defined benefit/defined contribution plans, foundations, endowments, government entities, sovereign wealth funds, insurance companies, third-party fund sponsors and corporations. Individual clients are generally served through intermediaries, including affiliated and non-affiliated distributors.
Management’s Discussion and Analysis includes certain metrics that we believe to be useful to us, investors, analysts and other stakeholders by providing further transparency about, or an additional means of assessing, our financial condition and operating results. Such metrics, when used, are defined and may be different from or inconsistent with metrics used by other companies.
The results of operations in the past have been, and in the future may continue to be, materially affected by: competition; risk factors; legislative, legal and regulatory developments; and other factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements,” “Business—Competition,” “Business—Supervision and Regulation,” and “Risk Factors” in the 2020 Form 10-K, and “Liquidity and Capital Resources—Regulatory Requirements” herein.

March 2021 Form 10-Q	1

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended March 31, 2021
•Firm Net revenues were up 61% and Net income applicable to Morgan Stanley was up 143%, with strong contributions from each of our three business segments, and resulting in an annualized ROTCE of 21.1%, or 21.4% excluding integration-related expenses (see “Selected Non-GAAP Financial Information” herein).
•Institutional Securities Net revenues of $8.6 billion increased 66% reflecting strength across businesses and geographies on continued strong client engagement and higher volumes in a constructive market environment, notwithstanding losses related to a single client event in the quarter.
•Wealth Management delivered pre-tax income of $1.6 billion with a pre-tax profit margin of 26.9%, or 27.9% excluding integration-related expenses (see “Selected Non-GAAP Financial Information” herein). Results reflect strong levels of client engagement, net new assets of $105 billion and fee-based flows of $37 billion, in addition to growth in bank lending.
•Investment Management results reflect strong asset management fees on AUM of $1.4 trillion due to strong investment performance and positive flows across all asset classes, as well as the impact of the Eaton Vance acquisition.
•The Firm expense efficiency ratio was 66.6%, or 66.1% excluding the impact of integration-related expenses (see “Selected Non-GAAP Financial Information” herein).
•At March 31, 2021, our standardized Common Equity Tier 1 capital ratio was 16.7%.
•The Firm repurchased $2.1 billion of its outstanding common stock.
Strategic Transactions
•On March 1, 2021, we completed the acquisition of Eaton Vance. For further information, see “Business Segments—Investment Management” herein.
Net Revenues1
($ in millions)
1.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for more information.
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share1
1.Adjusted Diluted EPS for the current quarter was $2.22 (see “Selected Non-GAAP Financial Information” herein).

We reported net revenues of $15.7 billion in the quarter ended March 31, 2021 (“current quarter,” or “1Q 2021”), compared with $9.8 billion in the quarter ended March 31, 2020 (“prior year quarter,” or “1Q 2020”). For the current quarter, net income applicable to Morgan Stanley was $4.1 billion, or $2.19 per diluted common share, compared with $1.7 billion or $1.01 per diluted common share, in the prior year quarter.

2	March 2021 Form 10-Q

Management’s Discussion and Analysis
Non-interest Expenses1, 2
($ in millions)

$10,473
45%
$3,675
35%
$7,226
25%
$2,943
41%
59%
$6,798
65%
$4,283
59%
1Q 2020
Δ
1Q 2021
Compensation and benefits expenses
Non-compensation expenses

1.The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to the total.
2.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for more information.
•Compensation and benefits expenses of $6,798 million in the current quarter increased 59% from the prior year quarter, primarily as a result of increases in discretionary incentive compensation and the formulaic payout to Wealth Management representatives, both driven by higher revenues, higher expenses related to certain deferred compensation plans linked to investment performance and the Firm’s share price, and incremental compensation as a result of the E*TRADE and Eaton Vance acquisitions.
•Non-compensation expenses of $3,675 million in the current quarter increased 25% from the prior year quarter, primarily driven by incremental expenses as a result of the E*TRADE and Eaton Vance acquisitions, in addition to higher volume-related expenses and higher investments in technology.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments was a net release of $98 million in the current quarter primarily driven by improvements in the outlook for macroeconomic conditions and the impact of paydowns on Corporate loans, including by lower-rated borrowers. The Provision for credit losses on loans and lending commitments of $407 million in the prior year quarter was primarily driven by deterioration in the current and expected macroeconomic environment at that time. For further information on the Provision for credit losses, see “Credit Risk” herein.
Income Taxes
The increase in the Firm’s effective tax rate in the current quarter is primarily due to the lower impact of net discrete tax benefits. Net discrete tax benefits in the current quarter of $86 million and $130 million in the prior year quarter were primarily related to the conversion of employee share-based awards.
Business Segment Results
Net Revenues by Segment1, 2
($ in millions)

$15,719
$1,314, 8%
$5,959
38%
$8,577
55%
$9,779
$692, 7%
$4,056
41%
$5,178
53%
90%
47%
66%
1Q 2020
Δ
1Q 2021
Institutional Securities
Wealth Management
Investment Management

Net Income Applicable to Morgan Stanley by Segment1
($ in millions)

$4,120
$275, 7%
$1,242
30%
253%
$2,601
63%
$1,698
$78, 5%
44%
$864
51%
244%
$757
45%
1Q 2020
Δ
1Q 2021
Institutional Securities
Wealth Management
Investment Management

1.The percentages on the bars in the charts represent the contribution of each business segment to the total of the applicable financial category and may not sum to 100% due to intersegment eliminations. See Note 20 to the financial statements for details of intersegment eliminations.
2.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for more information.
•Institutional Securities net revenues of $8,577 million in the current quarter increased 66% from the prior year quarter, primarily reflecting higher revenues in equity underwriting driven by higher volumes, as well as higher revenues in credit products and equity derivatives. The current quarter included a loss of $644 million related to a credit event for a single client, and $267 million of subsequent trading losses through the end of the quarter related to the same event.
•Wealth Management net revenues of $5,959 million in the current quarter increased 47% primarily due to higher transactional revenues reflecting gains from investments associated with certain employee deferred compensation plans, as well as higher asset management revenues on increased asset levels and positive fee-based flows. Net

March 2021 Form 10-Q	3

Management’s Discussion and Analysis
interest also increased primarily reflecting incremental revenues as a result of the E*TRADE acquisition.
•Investment Management net revenues of $1,314 million in the current quarter increased 90% from the prior year quarter, due to higher Asset management and related fees driven by higher average AUM and the effect of the Eaton Vance acquisition, and higher Performance-based income and other revenues, driven by higher accrued carried interest.
Net Revenues by Region1, 2, 3
($ in millions)

$15,719
$2,369, 15%
$2,159
14%
40%
$9,779
80%
$1,694, 17%
$1,197, 12%
$11,191
71%
62%
$6,888
71%
1Q 2020
Δ
1Q 2021
Americas
EMEA
Asia

1.The percentages on the bars in the charts represent the contribution of each region to the total.
2.For a discussion of how the geographic breakdown of net revenues is determined, see Note 20 to the financial statements in the 2020 Form 10-K.
3.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for more information.
Current quarter revenues in Asia increased 40% and EMEA increased 80%, both driven primarily by the equity and fixed income businesses within the Institutional Securities business segment. Americas revenues increased 62%, primarily driven by the Wealth Management and the Institutional Securities business segments.
Selected Financial Information and Other Statistical Data

	Three Months Ended March 31,
$ in millions	2021	2020
Consolidated results
Net revenues[1]	$15,719	$9,779
Earnings applicable to Morgan Stanley common shareholders	$3,982	$1,590
Earnings per diluted common share	$2.19	$1.01
Consolidated financial measures
Expense efficiency ratio[1,2]	66.6%	73.9%
Adjusted expense efficiency ratio[1,2,4]	66.1%	73.9%
ROE[3]	16.9%	8.5%
Adjusted ROE[3,4]	17.1%	8.5%
ROTCE[3,4]	21.1%	9.7%
Adjusted ROTCE[3,4]	21.4%	9.7%
Pre-tax margin[1,5]	34.0%	21.9%
Effective tax rate	22.0%	17.1%
Pre-tax margin by segment[5]
Institutional Securities[1]	39.3%	18.3%
Wealth Management[1]	26.9%	26.0%
Wealth Management, adjusted[1,4]	27.9%	26.0%
Investment Management	28.2%	20.7%
Investment Management, adjusted[4]	29.0%	20.7%

in millions, except per share and employee data	At March 31, 2021	At December 31, 2020
Liquidity resources[6]	$353,304	$338,623
Loans[7]	$159,123	$150,597
Total assets	$1,158,772	$1,115,862
Deposits	$323,138	$310,782
Borrowings	$215,826	$217,079
Common shares outstanding	1,869	1,810
Common shareholders' equity	$98,509	$92,531
Tangible common shareholders’ equity[4]	$72,828	$75,916
Book value per common share[8]	$52.71	$51.13
Tangible book value per common share[4,8]	$38.97	$41.95
Worldwide employees[9] (in thousands)	71	68
Capital Ratios[10]
Common Equity Tier 1 capital—Standardized	16.7%	17.4%
Common Equity Tier 1 capital—Advanced	17.4%	17.7%
Tier 1 capital—Standardized	18.5%	19.4%
Tier 1 capital—Advanced	19.2%	19.8%
SLR[11]	6.7%	7.4%
Tier 1 leverage	7.5%	8.4%
1.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for more information.
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
9.As of March 31, 2021, the number of employees includes Eaton Vance.
10.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
11.At March 31, 2021 and at December 31, 2020, our SLR reflects the impact of a Federal Reserve interim final rule that was in effect until March 31, 2021. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments and Other Matters” herein.

4	March 2021 Form 10-Q

Management’s Discussion and Analysis
Coronavirus Disease (“COVID-19”) Pandemic
The COVID-19 pandemic and related voluntary and government-imposed social and business restrictions have had, and will likely continue to have, a significant impact on global economic conditions and the environment in which we operate our businesses. The Firm continues to be fully operational, with approximately 90% of employees in the Americas and globally working from home as of March 31, 2021.
Though we are unable to estimate the extent of the impact, the economic or other effects of the ongoing COVID-19 pandemic may have adverse impacts on our future operating results. Refer to “Risk Factors” and “Forward-Looking Statements” in the 2020 Form 10-K for more information.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended March 31,
$ in millions, except per share data	2021	2020
Earnings applicable to Morgan Stanley common shareholders	$3,982	$1,590
Impact of adjustments:
Integration-related expenses	75	—
Related tax benefit	(17)	—
Adjusted earnings applicable to Morgan Stanley common shareholders—non-GAAP[1]	$4,040	$1,590
Earnings per diluted common share	$2.19	$1.01
Impact of adjustments	0.03	—
Adjusted earnings per diluted common share—non-GAAP[1]	$2.22	$1.01
Expense efficiency ratio[2]	66.6%	73.9%
Impact of adjustments	(0.5)%	—%
Adjusted expense efficiency ratio—non-GAAP[1,2]	66.1%	73.9%
Wealth Management Pre-tax margin[2]	26.9%	26.0%
Impact of adjustments	1.0%	—%
Adjusted Wealth Management pre-tax margin—non-GAAP[1,2]	27.9%	26.0%
Investment Management Pre-tax margin	28.2%	20.7%
Impact of adjustments	0.8%	—%
Adjusted Investment Management pre-tax margin—non-GAAP[1]	29.0%	20.7%

$ in millions	At March 31, 2021	At December 31, 2020
Tangible equity
Common shareholders' equity	$98,509	$92,531
Less: Goodwill and net intangible assets	(25,681)	(16,615)
Tangible common shareholders' equity—non-GAAP	$72,828	$75,916

	Average Monthly Balance
	Three Months Ended March 31,
$ in millions	2021	2020
Tangible equity
Common shareholders' equity	$94,343	$74,724
Less: Goodwill and net intangible assets	(18,849)	(9,200)
Tangible common shareholders' equity—non-GAAP	$75,494	$65,524

	Three Months Ended March 31,
$ in billions	2021	2020
Average common equity
Unadjusted—GAAP	$94.3	$74.7
Adjusted[1]—Non-GAAP	94.4	74.7
ROE[3]
Unadjusted—GAAP	16.9%	8.5%
Adjusted[1]—Non-GAAP	17.1%	8.5%
Average tangible common equity—Non-GAAP
Unadjusted	$75.5	$65.5
Adjusted[1]	75.5	65.5
ROTCE[3]—Non-GAAP
Unadjusted	21.1%	9.7%
Adjusted[1]	21.4%	9.7%

March 2021 Form 10-Q	5

Management’s Discussion and Analysis
Non-GAAP Financial Measures by Business Segment

	Three Months Ended March 31,
$ in billions	2021	2020
Average common equity[4]
Institutional Securities	$43.5	$42.8
Wealth Management	28.5	18.2
Investment Management	4.4	2.6
ROE[5]
Institutional Securities	23.0%	6.3%
Wealth Management	16.9%	18.5%
Investment Management	24.8%	11.7%
Average tangible common equity[4]
Institutional Securities	$42.9	$42.3
Wealth Management	13.4	10.4
Investment Management	1.2	1.7
ROTCE[5]
Institutional Securities	23.3%	6.4%
Wealth Management	36.0%	32.3%
Investment Management	88.2%	18.1%
1.Adjusted amounts exclude the effect of costs related to the integration of E*TRADE and Eaton Vance, net of tax as appropriate. The pre-tax adjustments were as follows: Wealth Management – Compensation expenses of $30 million and Non-compensation expenses of $34 million, Investment Management – Compensation expenses of $3 million and Non-compensation expenses of $8 million.
2.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for more information.
3.ROE and ROTCE represent earnings applicable to Morgan Stanley common shareholders as a percentage of average common equity and average tangible common equity, respectively. When excluding integration-related costs, both the numerator and average denominator are adjusted.
4.Average common equity and average tangible common equity for each business segment is determined using our Required Capital framework (see "Liquidity and Capital Resources—Regulatory Requirements—Attribution of Average Common Equity According to the Required Capital Framework” herein). The sums of the segments' Average common equity and Average tangible common equity do not equal the Consolidated measures due to Parent equity.
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
Given the economic impact of the COVID-19 pandemic, it is uncertain if the ROTCE Target will be met within the originally stated time frame. See “Coronavirus Disease (COVID–19) Pandemic” herein and “Risk Factors” in the 2020 Form 10-K for further information on market and economic conditions and their effects on our financial results.
For further information on non-GAAP measures (ROTCE excluding integration-related expenses), see “Selected Non-GAAP Financial Information” herein.
Business Segments
Substantially all of our operating revenues and operating expenses are directly attributable to our business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures. See Note 20 to the financial statements for information on intersegment transactions.
For an overview of the components of our business segments, net revenues, compensation expense and income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments” in the 2020 Form 10-K.
As part of our effort to continually improve the transparency and comparability of our external financial reporting, several updates to our financial presentation were implemented in the first quarter of 2021. Prior period amounts have been reclassified to conform to the current presentation.
Provision for credit losses
The Provision for credit losses for loans and lending commitments is now presented as a separate line in the income statements. Previously, the provision for credit losses for loans was included in Other revenues and the provision for credit losses for lending commitments was included in Other expense.
Other revenues
Gains and losses on economic derivative hedges associated with certain held-for-sale and held-for-investment corporate loans, which were previously reported in Trading revenues, are now reported within Other revenues in the income statements. The new presentation better aligns with the recognition of mark-to-market gains and losses on held-for-sale loans which continue to be reported in Other revenues.
Institutional Securities
Equity—Financing, Equity—Execution services and Fixed income now include certain Investments and Other revenues to the extent directly attributable to those businesses. The remaining Investments and Other revenues not included in those businesses’ results are reported in Other. Other also includes revenues previously reported as Other Sales and Trading.
Investment Management
We have renamed the previously disclosed revenue line Asset management to Asset management and related fees and have combined the remaining revenue lines into a new category named Performance-based income and other.

6	March 2021 Form 10-Q

Management’s Discussion and Analysis
Institutional Securities

Income Statement Information

	Three Months Ended March 31,
$ in millions	2021	2020	% Change
Revenues
Advisory	$480	$362	33%
Equity	1,502	336	N/M
Fixed income	631	446	41%
Total Underwriting	2,133	782	173%
Total Investment Banking	2,613	1,144	128%
Equity[1]	2,875	2,449	17%
Fixed Income[1]	2,966	2,062	44%
Other[1]	123	(477)	126%
Net revenues[1]	$8,577	$5,178	66%
Provision for credit losses[1]	(93)	388	(124)%
Compensation and benefits	3,114	1,814	72%
Non-compensation expenses[1]	2,185	2,026	8%
Total non-interest expenses[1]	5,299	3,840	38%
Income before provision for income taxes	3,371	950	N/M
Provision for income taxes	736	151	N/M
Net income	2,635	799	N/M
Net income applicable to noncontrolling interests	34	42	(19)%
Net income applicable to Morgan Stanley	$2,601	$757	N/M
1.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for additional information.

Investment Banking Revenues
Investment Banking Volumes

	Three Months Ended March 31,
$ in billions	2021	2020
Completed mergers and acquisitions[1]	$225	$119
Equity and equity-related offerings[2,3]	36	14
Fixed income offerings[2,4]	102	94
Source: Refinitiv data as of April 1, 2021. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Revenues of $2,613 million in the current quarter increased 128% compared with the prior year quarter, primarily reflecting an increase in equity underwriting revenues.
•Advisory revenues increased primarily as a result of higher volumes of completed M&A activity.
•Equity underwriting revenues increased on higher volumes, primarily in initial public offerings, secondary block share trades and follow-on offerings.
•Fixed income underwriting revenues increased primarily in non-investment grade bond issuances on higher volumes, as well as in non-investment grade loans issuances.
See “Investment Banking Volumes” herein.

Equity, Fixed Income and Other Net Revenues

Equity and Fixed Income Net Revenues

	Three Months Ended March 31, 2021
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$645	$130	$182	$3	$960
Execution services	1,114	800	(62)	63	1,915
Total Equity	$1,759	$930	$120	$66	$2,875
Total Fixed Income	$2,313	$81	$439	$133	$2,966

	Three Months Ended March 31, 2020[4]
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,034	$101	$(37)	$5	$1,103
Execution services	579	783	(38)	22	1,346
Total Equity	$1,613	$884	$(75)	$27	$2,449
Total Fixed Income	$1,773	$102	$328	$(141)	$2,062
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
4.Certain prior period amounts have been reclassified to conform to the current period presentation. See “Business Segments” herein and Note 1 to the financial statements for additional information.

Equity
Net revenues of $2,875 million in the current quarter increased 17% compared with the prior year quarter, reflecting an increase in execution services, partially offset by a decrease in financing.
•Financing revenues decreased, primarily driven by a loss of $644 million, related to a credit event for a single client, partially offset by higher average client balances and higher client activity.
•Execution services revenues increased, primarily in derivatives due to the impact of market conditions on inventory held to facilitate client activity and higher client activity. Partially offsetting this increase was $267 million of trading losses related to the same credit event.

March 2021 Form 10-Q	7

Management’s Discussion and Analysis
Fixed Income
Net revenues of $2,966 million in the current quarter increased 44% compared with the prior year quarter, primarily driven by credit products.
•Global macro products revenues decreased in both foreign exchange and rates products primarily due to the effect of tighter bid-offer spreads compared with the prior year quarter, partially offset by the impact of market conditions on inventory held to facilitate client activity.
•Credit products revenues increased primarily due to the impact of market conditions on inventory held to facilitate client activity in securitized products, corporate credit products and municipal securities. In addition, higher client activity in securitized products was partially offset by the effect of tighter bid-offer spreads in corporate credit products compared with the prior year quarter.
•Commodities products and other fixed income revenues increased primarily driven by higher counterparty credit risk management results.
Other Net Revenues

Net revenues of $123 million in the current quarter increased 126% compared with the prior year quarter primarily due to lower mark-to-market losses on corporate loans held for sale, net of related economic hedges, and gains from investments associated with certain employee deferred compensation plans compared with losses in the prior year quarter.
Net Interest
Net interest revenues of $638 million in the current quarter are included within Equity, Fixed Income, and Other, and increased 38% compared with the prior year quarter primarily driven by lower net costs associated with maintaining liquidity as well as higher revenues in corporate lending and secured lending facilities.
Provision for Credit Losses

The Provision for credit losses on loans and lending commitments was a net release of $93 million in the current quarter primarily driven by improvements in the outlook for macroeconomic conditions and the impact of paydowns on Corporate loans, including by lower-rated borrowers. The Provision for credit losses on loans and lending commitments of $388 million in the prior year quarter was primarily driven by deterioration in the current and expected macroeconomic environment at that time. For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-interest Expenses
Non-interest expenses of $5,299 million in the current quarter increased 38% compared with the prior year quarter, primarily reflecting a 72% increase in Compensation and benefits expenses.
•Compensation and benefits expenses increased, primarily due to increases in discretionary incentive compensation driven by higher revenues, and higher expenses related to certain deferred compensation plans linked to investment performance.
•Non-compensation expenses increased, primarily reflecting an increase in volume-related expenses and higher investments in technology.
Income Tax Items
Net discrete tax benefits of $52 million and $66 million, were recognized in Provision for income taxes in the current quarter and the prior year quarter, respectively.

8	March 2021 Form 10-Q

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended March 31,
$ in millions	2021	2020	% Change
Revenues
Asset management	$3,191	$2,680	19%
Transactional[1]	1,228	399	N/M
Net interest	1,385	896	55%
Other[1,2]	155	81	91%
Net revenues	5,959	4,056	47%
Provision for credit losses[2]	(5)	19	(126)%
Compensation and benefits	3,170	2,212	43%
Non-compensation expenses	1,194	770	55%
Total non-interest expenses	4,364	2,982	46%
Income before provision for income taxes	$1,600	$1,055	52%
Provision for income taxes	358	191	87%
Net income applicable to Morgan Stanley	$1,242	$864	44%
1.Transactional includes investment banking, trading, and commissions and fees revenues. Other includes investments and other revenues. For further information, see Note 20 to the financial statements.
2.Certain prior period amounts have been reclassified to conform to the current presentation. See "Business Segments" herein and Note 1 to the financial statements for additional information.
Acquisition of E*TRADE
The comparisons of current year results to prior periods are impacted by the acquisition of E*TRADE in the fourth quarter of 2020. For additional information on the acquisition of E*TRADE, see Note 3 to the financial statements in the Form 2020 10-K.
Wealth Management Metrics

$ in billions	At March 31, 2021	At December 31, 2020
Total client assets	$4,231	$3,999
U.S. Bank Subsidiary loans	$104.9	$98.1
Margin and other lending[1]	$26.6	$23.1
Deposits[2]	$322	$306
Weighted average cost of deposits[3]	0.18%	0.24%

	Three Months Ended March 31,
	2021	2020
Net new assets[4]	$104.9	$37.1
1.Margin and other lending represents Wealth Management margin lending arrangements, which allow customers to borrow against the value of qualifying securities and Wealth Management other lending which includes non‐purpose securities-based lending on non‐bank entities.
2.Deposits are sourced from Wealth Management clients and other sources of funding on the U.S. Bank Subsidiaries. Deposits include sweep deposit programs, savings and other, and time deposits. Excludes approximately $8 billion and $25 billion of off-balance sheet deposits as of March 31, 2021 and December 31, 2020, respectively.
3.Weighted average cost of deposits represents the annualized weighted average cost of deposits as of March 31, 2021 and December 31, 2020.
4.Net new assets represents client inflows (including dividends and interest) less client outflows (excluding activity from business combinations/divestitures and the impact of fees and commissions).
Advisor-led channel

$ in billions	At March 31, 2021	At December 31, 2020
Advisor-led client assets[1]	$3,349	$3,167
Fee-based client assets[2]	$1,574	$1,472
Fee-based client assets as a percentage of advisor-led client assets	47%	46%

	Three Months Ended March 31,
	2021	2020
Fee-based asset flows[3]	$37.2	$18.4
1.Advisor-led client assets represents client assets in accounts that have a Wealth Management representative assigned.
2.Fee‐based client assets represents the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
3.Fee-based asset flows includes net new fee-based assets, net account transfers, dividends, interest and client fees, and excludes institutional cash management related activity. For a description of the Inflows and Outflows included in Fee-based asset flows, see Fee-based client assets in the 2020 Form 10-K.
Self-directed channel

$ in billions	At March 31, 2021	At December 31, 2020
Self-directed assets[1]	$882	$832
Self-directed households (in millions)[2]	7.2	6.7

	Three Months Ended March 31,
	2021	2020
Daily average revenue trades (“DARTs”) (in thousands)[3]	1,619	5
1.Self-directed assets represents active accounts which are not advisor led. Active accounts are defined as having $25 or more in assets.
2.Self-directed households represents the total number of households that include at least one account with self-directed assets. Individual households or participants that are engaged in one or more of our Wealth Management channels will be included in each of the respective channel counts.
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace channel1

$ in billions	At March 31, 2021	At December 31, 2020
Workplace unvested assets[2]	$461	$435
Number of participants (in millions)[3]	5.1	4.9
1.The workplace channel includes equity compensation solutions for companies, their executives and employees.
2.Workplace unvested assets represents the market value of public company securities at the end of the period.
3.Workplace participants represents total accounts with vested or unvested assets >0 in the workplace channel. Individuals with accounts in multiple plans are counted as participants in each plan.
Net Revenues
Asset Management
Asset management revenues of $3,191 million in the current quarter increased 19% compared with the prior year quarter, primarily due to higher fee-based asset levels in the current quarter as a result of market appreciation and positive fee-based flows.
See “Fee-Based Client Assets—Rollforwards” herein.

March 2021 Form 10-Q	9

Management’s Discussion and Analysis
Transactional Revenues

Transactional revenues of $1,228 million in the current quarter increased substantially compared with the prior year quarter, primarily due to gains from investments associated with certain employee deferred compensation plans, and incremental revenues as a result of the E*TRADE acquisition.
Net Interest
Net interest of $1,385 million increased 55% compared with the prior year quarter, primarily due to incremental Net interest as a result of the E*TRADE acquisition, improved prepayment amortization related to mortgage-backed securities, growth in bank lending and increases in investment portfolio balances driven by higher brokerage sweep deposits. These increases were partially offset by the net effect of lower interest rates.
Other
Other revenues of $155 million in the current quarter increased 91% compared with the prior year quarter, primarily due to incremental revenues as a result of the E*TRADE acquisition.
Non-interest Expenses
Non-interest expenses of $4,364 million in the current quarter increased 46% compared with the prior year quarter, primarily as a result of higher Compensation and benefits expenses and Non-compensation expenses.
•Compensation and benefits expenses increased primarily due to higher expenses related to certain    deferred compensation plans linked to investment performance, an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues and incremental compensation as a result of the E*TRADE acquisition.
•Non-compensation expenses increased primarily due to incremental operating and other expenses as a result of the E*TRADE acquisition.
Fee-Based Client Assets Rollforwards

$ in billions	At December 31, 2020	Inflows	Outflows	Market Impact	At March 31, 2021
Separately managed[1]	$359	$13	$(7)	$20	$385
Unified managed	379	27	(14)	13	405
Advisor	177	12	(9)	8	188
Portfolio manager	509	33	(18)	25	549
Subtotal	$1,424	$85	$(48)	$66	$1,527
Cash management	48	8	(9)	—	47
Total fee-based client assets	$1,472	$93	$(57)	$66	$1,574

$ in billions	At December 31, 2019	Inflows	Outflows	Market Impact	At March 31, 2020
Separately managed[1]	$322	$12	$(7)	$2	$329
Unified managed	313	16	(13)	(53)	263
Advisor	155	10	(9)	(25)	131
Portfolio manager	435	27	(18)	(65)	379
Subtotal	$1,225	$65	$(47)	$(141)	$1,102
Cash management	42	4	(14)	—	32
Total fee-based client assets	$1,267	$69	$(61)	$(141)	$1,134
1.Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.
Average Fee Rates

	Three Months Ended March 31,
Fee rate in bps	2021	2020
Separately managed	14	14
Unified managed	97	99
Advisor	81	85
Portfolio manager	93	94
Subtotal	73	72
Cash management	5	5
Total fee-based client assets	71	71
For a description of fee-based client assets and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2020 Form 10-K.

10	March 2021 Form 10-Q

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended March 31,
$ in millions	2021	2020	% Change
Revenues
Asset management and related fees	$1,103	$665	66%
Performance-based income and other[1]	211	27	N/M
Net revenues	1,314	692	90%
Compensation and benefits	514	257	100%
Non-compensation expenses	430	292	47%
Total non-interest expenses	944	549	72%
Income before provision for income taxes	370	143	159%
Provision for income taxes	81	25	N/M
Net income	289	118	145%
Net income applicable to noncontrolling interests	14	40	(65)%
Net income applicable to Morgan Stanley	$275	$78	N/M
1.Includes Investments, Trading, Commissions and fees, Net interest, and Other revenues. For further information, see Note 20 to the financial statements.
Acquisition of Eaton Vance
On March 1, 2021, we completed the acquisition of Eaton Vance via the issuance of approximately $5.3 billion of common shares and cash consideration of approximately $3.4 billion. The combination increases the capabilities and scale of our investment management franchise, and positions the Investment Management business segment as a premier asset manager. From the acquisition date onward, the business activities of Eaton Vance have been reported within the Investment Management business segment, the substantial majority of which are within Asset management and related fees. The comparisons of current year results to prior periods are impacted by this acquisition. For additional information on the acquisition of Eaton Vance, see Note 3 to the financial statements.
Net Revenues
Asset Management and related fees
Asset management and related fees of $1,103 million in the current quarter increased 66% compared with the prior year quarter, primarily as a result of higher average AUM, driven by strong investment performance and positive net flows across all asset classes, as well as incremental revenues as a result of the Eaton Vance acquisition.
See “Assets Under Management or Supervision” herein.

Performance-based income and other
Performance-based income and other revenues of $211 million in the current quarter increased compared with the prior year quarter, primarily due to higher accrued carried interest, particularly in real estate funds.
Non-interest Expenses
Non-interest expenses of $944 million in the current quarter increased 72% compared with the prior year quarter as a result of higher Compensation and benefits expenses and higher Non-compensation expenses.
•Compensation and benefits expenses increased in the current quarter primarily due to higher discretionary incentive compensation driven by higher revenues, higher compensation associated with carried interest, and incremental compensation as a result of the Eaton Vance acquisition.
•Non-compensation expenses in the current quarter increased compared with the prior year quarter primarily due to higher fee sharing paid to intermediaries driven by higher average AUM, as well as incremental expenses as a result of the Eaton Vance acquisition.
Assets Under Management or Supervision

Rollforwards

$ in billions	Equity	Fixed income	Alternatives and Solutions	Long-term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2020	$242	$98	$153	$493	$288	$781
Inflows	31	13	15	59	459	518
Outflows	(23)	(9)	(10)	(42)	(433)	(475)
Market Impact	4	(2)	10	12	—	12
Acquisition[1]	119	103	251	473	116	589
Other	(2)	(2)	(1)	(5)	(1)	(6)
March 31, 2021	$371	$201	$418	$990	$429	$1,419
1.Related to the Eaton Vance acquisition.

$ in billions	Equity	Fixed income	Alternatives and Solutions	Long-term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2019	$138	$79	$139	$356	$196	$552
Inflows	14	10	8	32	446	478
Outflows	(12)	(9)	(4)	(25)	(395)	(420)
Market Impact	(18)	(4)	(7)	(29)	1	(28)
Other	(1)	(1)	5	3	(1)	2
March 31, 2020	$121	$75	$141	$337	$247	$584

March 2021 Form 10-Q	11

Management’s Discussion and Analysis
Average AUM

	Three Months Ended March 31,
$ in billions	2021	2020
Equity	$288	$133
Fixed income	131	79
Alternatives and Solutions	242	139
Long-term AUM subtotal	661	351
Liquidity and Overlay Services	339	206
Total AUM	$1,000	$557
Average Fee Rates

	Three Months Ended March 31,
Fee rate in bps	2021	2020
Equity	77	77
Fixed income	33	31
Alternatives and Solutions	45	60
Long-term AUM	57	60
Liquidity and Overlay Services	8	17
Total AUM	40	44
While Asset management and related fees arising from the acquisition will be incremental to the Firm’s results, certain Eaton Vance products have lower average fee rates, and are expected to impact the averages in the previous table in future periods compared with the corresponding prior periods. For a description of the asset classes and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in the 2020 Form 10-K, except for the following updates to the definitions below, which reflect the inclusion of certain Eaton Vance products.
•Alternatives and Solutions—includes products in fund of funds, real estate, infrastructure, private equity and credit strategies, multi-asset portfolios as well as custom separate account portfolios.
•Liquidity and Overlay Services—includes liquidity fund products as well as overlay services, which represent investment strategies that use passive exposure instruments to obtain, offset or substitute specific portfolio exposures, beyond those provided by the underlying holdings of the fund.

12	March 2021 Form 10-Q

Management’s Discussion and Analysis
Supplemental Financial Information
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
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At March 31, 2021	At December 31, 2020
Investment securities portfolio:
Investment securities—AFS	84.8	90.3
Investment securities—HTM	64.6	52.6
Total investment securities	$149.4	$142.9
Wealth Management Loans[2]
Residential real estate	$36.8	$35.2
Securities-based lending and Other[3]	68.1	62.9
Total	$104.9	$98.1
Institutional Securities Loans[2]
Corporate	$9.5	$7.9
Secured lending facilities	27.8	27.4
Commercial and Residential real estate	8.9	10.1
Securities-based lending and Other	6.3	5.4
Total	$52.5	$50.8
Total Assets	$357.2	$346.5
Deposits[4]	$321.6	$309.7
1.Amounts exclude transactions between the bank subsidiaries, as well as deposits from the Parent Company and affiliates.
2.For a further discussion of loans in the Wealth Management and Institutional Securities business segments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein.
3.Other loans primarily include tailored lending.
4.For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Unsecured Financing” herein.
Accounting Development Updates
The Financial Accounting Standards Board has issued certain accounting updates, which we have either determined are not applicable or are not expected to have a significant impact on our financial statements.
Critical Accounting Policies
Our financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions (see Note 1 to the financial statements). We believe that of our significant accounting policies (see Note 2 to the financial statements in the 2020 Form 10-K and Note 2 to the financial statements), the fair value, goodwill and intangible assets, legal and regulatory contingencies and income taxes policies involve a higher degree of judgment and complexity. For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2020 Form 10-K. As discussed in Note 2 to the financial statements, our acquisition of Eaton Vance on March 1, 2021 included indefinite lived intangible assets. The initial valuation of an intangible asset, including indefinite lived intangible assets, as part of the acquisition method of accounting and the subsequent valuation of intangible assets as part of impairment assessments are subjective and based, in part, on inputs that are unobservable. These inputs include, but are not limited to, forecasted cash flows, revenue growth rates, attrition rates and discount rates.
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

March 2021 Form 10-Q	13

Management’s Discussion and Analysis
Total Assets by Business Segment

	At March 31, 2021
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$93,021	$24,396	$701	$118,118
Trading assets at fair value	307,854	310	4,994	313,158
Investment securities	40,888	148,318	—	189,206
Securities purchased under agreements to resell	87,279	27,442	—	114,721
Securities borrowed	100,957	1,192	—	102,149
Customer and other receivables	80,475	33,381	1,187	115,043
Loans[1]	54,163	104,933	27	159,123
Other assets[2]	13,918	21,702	11,634	47,254
Total assets	$778,555	$361,674	$18,543	$1,158,772

	At December 31, 2020
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$74,281	$31,275	$98	$105,654
Trading assets at fair value	308,413	280	4,045	312,738
Investment securities	41,630	140,524	—	182,154
Securities purchased under agreements to resell	84,998	31,236	—	116,234
Securities borrowed	110,480	1,911	—	112,391
Customer and other receivables	67,085	29,781	871	97,737
Loans[1]	52,449	98,130	18	150,597
Other assets[2]	13,986	22,458	1,913	38,357
Total assets	$753,322	$355,595	$6,945	$1,115,862
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
A substantial portion of total assets consists of liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from sales and trading activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio, comprising Investment securities, Cash and cash equivalents and Securities purchased under agreements to resell. Total assets increased slightly to $1,159 billion at March 31, 2021 from $1,116 billion at December 31, 2020.
Liquidity Risk Management Framework
The core components of our Liquidity Risk Management Framework are the Required Liquidity Framework, Liquidity Stress Tests and Liquidity Resources, which support our target liquidity profile. For a further discussion about the Firm’s Required Liquidity Framework and Liquidity Stress Tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework” in the 2020 Form 10-K.
At March 31, 2021 and December 31, 2020, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
Liquidity Resources by Type of Investment

$ in millions	At March 31, 2021	At December 31, 2020
Cash deposits with central banks	$59,154	$49,669
Unencumbered HQLA Securities[1]:
U.S. government obligations	135,008	136,555
U.S. agency and agency mortgage-backed securities	110,659	99,659
Non-U.S. sovereign obligations[2]	37,434	39,745
Other investment grade securities	2,015	2,053
Total HQLA[1]	$344,270	$327,681
Cash deposits with banks (non-HQLA)	9,034	10,942
Total Liquidity Resources	$353,304	$338,623
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered French, U.K., Japanese, German and Dutch government obligations.
Liquidity Resources by Bank and Non-Bank Legal Entities

	At March 31, 2021	At December 31, 2020	Average Daily Balance Three Months Ended
$ in millions			March 31, 2021
Bank legal entities
U.S.	$184,993	$178,033	$189,008
Non-U.S.	8,889	7,670	7,882
Total Bank legal entities	193,882	185,703	196,890
Non-Bank legal entities
U.S.:
Parent Company	54,854	59,468	57,194
Non-Parent Company	42,299	33,368	40,982
Total U.S.	97,153	92,836	98,176
Non-U.S.	62,269	60,084	58,735
Total Non-Bank legal entities	159,422	152,920	156,911
Total Liquidity Resources	$353,304	$338,623	$353,801

14	March 2021 Form 10-Q

Management’s Discussion and Analysis
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
As of March 31, 2021, the Firm, MSBNA and MSPBNA are compliant with the minimum required LCR of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2021	December 31, 2020
Eligible HQLA[1]
Cash deposits with central banks	$50,815	$43,596
Securities[2]	166,060	162,509
Total Eligible HQLA[1]	$216,875	$206,105
LCR	125%	129%
1.Under the LCR rule, Eligible HQLA is calculated using weightings and excluding certain HQLA held in subsidiaries.
2.Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
Net Stable Funding Ratio
The U.S. banking agencies have finalized a rule to implement the NSFR, which requires large banking organizations to maintain sufficiently stable sources of funding over a one-year time horizon, and will apply to us, MSBNA, MSPBNA and ETB. As of March 31, 2021, we estimate we are compliant with the 100% minimum NSFR and that we will be in compliance with the final rule on July 1, 2021, the effective date of the requirements.
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
Secured Financing
For a discussion of our secured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Secured Financing” in the 2020 Form 10-K.
Collateralized Financing Transactions

$ in millions	At March 31, 2021	At December 31, 2020
Securities purchased under agreements to resell and Securities borrowed	$216,870	$228,625
Securities sold under agreements to repurchase and Securities loaned	$63,050	$58,318
Securities received as collateral[1]	$4,758	$4,277

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2021	December 31, 2020
Securities purchased under agreements to resell and Securities borrowed	$214,610	$195,376
Securities sold under agreements to repurchase and Securities loaned	$61,152	$54,528
1.Included within Trading assets in the balance sheets.
See “Total Assets by Business Segment” herein for more details on the assets shown in the previous table and Note 2 to the financial statements in the 2020 Form 10-K and Note 9 to the financial statements for more details on collateralized financing transactions.
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
Unsecured Financing
For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in the 2020 Form 10-K.

March 2021 Form 10-Q	15

Management’s Discussion and Analysis
Deposits

$ in millions	At March 31, 2021	At December 31, 2020
Savings and demand deposits:
Brokerage sweep deposits[1]	$253,411	$232,071
Savings and other	45,576	47,150
Total Savings and demand deposits	298,987	279,221
Time deposits	24,151	31,561
Total[2]	$323,138	$310,782
1.Amounts represent balances swept from client brokerage accounts.
2.Excludes approximately $8 billion and $25 billion of off-balance sheet deposits at unaffiliated financial institutions as of March 31, 2021 and December 31, 2020, respectively. This client cash held by third parties is not reflected in our balance sheets and is not immediately available for liquidity purposes.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. The increase in total deposits in the current quarter was primarily due to the onboarding of approximately $20 billion of E*TRADE Brokerage sweep deposits previously held off-balance sheet at unaffiliated financial institutions.
Borrowings by Remaining Maturity at March 31, 20211

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$1,501	$6,058	$7,559
Original maturities greater than one year
2021	$12,517	$4,487	$17,004
2022	11,930	6,440	18,370
2023	17,056	5,880	22,936
2024	18,824	7,472	26,296
2025	11,859	6,940	18,799
Thereafter	81,975	22,887	104,862
Total	$154,161	$54,106	$208,267
Total Borrowings	$155,662	$60,164	$215,826
Maturities over next 12 months[2]			$18,976
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $216 billion as of March 31, 2021 were relatively unchanged when compared with $217 billion at December 31, 2020.
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
Credit Ratings
We rely on external sources to finance a significant portion of our daily operations. The cost and availability of financing generally are impacted by our credit ratings, among other things. In addition, our credit ratings can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as certain OTC derivative transactions. When determining credit ratings, rating agencies consider both company-specific and industry-wide factors. These include regulatory or legislative changes, the macroeconomic environment and perceived levels of support, among other things. See also “Risk Factors— Liquidity Risk” in the 2020 Form 10-K.
Parent Company, MSBNA and MSPBNA Issuer Ratings at April 30, 2021

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
While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact it

16	March 2021 Form 10-Q

Management’s Discussion and Analysis
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
Common Stock Repurchases

	Three Months Ended March 31,
in millions, except for per share data	2021	2020
Number of shares	28	29
Average price per share	$77.47	$46.01
Total	$2,135	$1,347
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
Common Stock Dividend Announcement

Announcement date	April 16, 2021
Amount per share	$0.35
Date to be paid	May 14, 2021
Shareholders of record as of	April 30, 2021
For additional information on our common stock dividends, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Action Supervisory Restrictions” herein.
Preferred Stock Dividend Announcement

	Series M and N	All Other Series
Announcement date	February 16, 2021	February 16, 2021
Date paid	March 15, 2021	April 15, 2021
Shareholders of record as of	March 1, 2021	March 31, 2021
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
We utilize SPEs primarily in connection with securitization activities. For information on our securitization activities, see Note 16 to the financial statements in the 2020 Form 10-K.
For information on our commitments, obligations under certain guarantee arrangements and indemnities, see Note 14 to the financial statements. For a further discussion of our lending commitments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Loans and Lending Commitments” herein.
Contractual Obligations
For a discussion about our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in the 2020 Form 10-K.
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

March 2021 Form 10-Q	17

Management’s Discussion and Analysis
the 2020 Form 10-K. For additional information on TLAC, see “Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” herein.
Risk-Based Regulatory Capital. Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital). Capital standards require certain adjustments to, and deductions from, capital for purposes of determining these ratios.
Risk-Based Regulatory Capital Ratio Requirements

		At March 31, 2021 and December 31, 2020
		Standardized	Advanced
Capital buffers
Capital conservation buffer		—	2.5%
SCB[1]		5.7%	N/A
G-SIB capital surcharge[2]		3.0%	3.0%
CCyB[3]		0%	0%
Capital buffer requirement[4]		8.7%	5.5%

		At March 31, 2021 and December 31, 2020
	Regulatory Minimum	Standardized	Advanced
Required ratios[5]
Common Equity Tier 1 capital ratio	4.5%	13.2%	10.0%
Tier 1 capital ratio	6.0%	14.7%	11.5%
Total capital ratio	8.0%	16.7%	13.5%
1.For additional information on the SCB, see “Capital Plans, Stress Tests and the Stress Capital Buffer” herein and in the 2020 Form 10-K.
2.For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in the 2020 Form 10-K.
3.The CCyB can be set up to 2.5%, but is currently set by the U.S. banking agencies at zero.
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
5.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Our risk-based capital ratios are computed under both (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At March 31, 2021 and December 31, 2020, the difference between the actual and required ratio was lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Minimum leverage-based capital requirements include a Tier 1 leverage ratio and an SLR. We are required to maintain an SLR of 5%, inclusive of an enhanced SLR capital buffer of at least 2%.
As of March 31, 2021 and December 31, 2020, our risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period which began in 2020. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” in the 2020 Form 10-K.
Regulatory Capital Ratios

	Standardized		Advanced
$ in millions	Required Ratio[1]	At March 31, 2021	Required Ratio[1]	At March 31, 2021
Risk-based capital
Common Equity Tier 1 capital		$76,176		$76,176
Tier 1 capital		84,059		84,059
Total capital		92,823		92,605
Total RWA		455,071		438,839
Common Equity Tier 1 capital ratio	13.2%	16.7%	10.0%	17.4%
Tier 1 capital ratio	14.7%	18.5%	11.5%	19.2%
Total capital ratio	16.7%	20.4%	13.5%	21.1%

$ in millions		Required Ratio[1]		At March 31, 2021
Leverage-based capital
Adjusted average assets[2]				$1,121,413
Tier 1 leverage ratio		4.0%		7.5%
Supplementary leverage exposure[3,4]				$1,263,959
SLR[4]		5.0%		6.7%

18	March 2021 Form 10-Q

Management’s Discussion and Analysis

	Standardized		Advanced
$ in millions	Required Ratio[1]	At December 31, 2020	Required Ratio[1]	At December 31, 2020
Risk-based capital
Common Equity Tier 1 capital		$78,650		$78,650
Tier 1 capital		88,079		88,079
Total capital		97,213		96,994
Total RWA		453,106		445,151
Common Equity Tier 1 capital ratio	13.2%	17.4%	10.0%	17.7%
Tier 1 capital ratio	14.7%	19.4%	11.5%	19.8%
Total capital ratio	16.7%	21.5%	13.5%	21.8%

$ in millions		Required Ratio[1]		At December 31, 2020
Leverage-based capital
Adjusted average assets[2]				$1,053,510
Tier 1 leverage ratio		4.0%		8.4%
Supplementary leverage exposure3,4,				$1,192,506
SLR[4]		5.0%		7.4%
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
4.Based on a Federal Reserve interim final rule that was in effect until March 31, 2021, our SLR and Supplementary leverage exposure as of March 31, 2021 and December 31, 2020 reflect the exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks. As of March 31, 2021 and December 31, 2020, the impact of the interim final rule on our SLR was an increase of 73 bps and 80 bps, respectively. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments and Other Matters” herein and “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments" in the 2020 Form 10-K.
Regulatory Capital

$ in millions	At March 31, 2021	At December 31, 2020	Change
Common Equity Tier 1 capital
Common stock and surplus	$19,229	$15,799	$3,430
Retained earnings	82,287	78,978	3,309
AOCI	(2,754)	(1,962)	(792)
Regulatory adjustments and deductions:
Net goodwill	(16,701)	(11,527)	(5,174)
Net intangible assets	(7,171)	(4,165)	(3,006)
Other adjustments and deductions[1]	1,286	1,527	(241)
Total Common Equity Tier 1 capital	$76,176	$78,650	$(2,474)
Additional Tier 1 capital
Preferred stock	$7,750	$9,250	$(1,500)
Noncontrolling interests	589	619	(30)
Additional Tier 1 capital	$8,339	$9,869	$(1,530)
Deduction for investments in covered funds	(456)	(440)	(16)
Total Tier 1 capital	$84,059	$88,079	$(4,020)
Standardized Tier 2 capital
Subordinated debt	$7,476	$7,737	$(261)
Eligible ACL	1,173	1,265	(92)
Other adjustments and deductions	115	132	(17)
Total Standardized Tier 2 capital	$8,764	$9,134	$(370)
Total Standardized capital	$92,823	$97,213	$(4,390)
Advanced Tier 2 capital
Subordinated debt	$7,476	$7,737	$(261)
Eligible credit reserves	955	1,046	(91)
Other adjustments and deductions	115	132	(17)
Total Advanced Tier 2 capital	$8,546	$8,915	$(369)
Total Advanced capital	$92,605	$96,994	$(4,389)
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

March 2021 Form 10-Q	19

Management’s Discussion and Analysis
RWA Rollforward

	Three Months Ended March 31, 2021
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2020	$387,066	$284,930
Change related to the following items:
Derivatives	(156)	(12,520)
Securities financing transactions	(1,641)	(1,634)
Investment securities	486	594
Commitments, guarantees and loans	(4,409)	233
Equity investments	1,091	1,104
Other credit risk[1]	1,889	1,662
Total change in credit risk RWA	$(2,740)	$(10,561)
Balance at March 31, 2021	$384,326	$274,369
Market risk RWA
Balance at December 31, 2020	$66,040	$66,040
Change related to the following items:
Regulatory VaR	3,095	3,095
Regulatory stressed VaR	2,732	2,732
Incremental risk charge	1,481	1,481
Comprehensive risk measure	(225)	(261)
Specific risk	(2,378)	(2,378)
Total change in market risk RWA	$4,705	$4,669
Balance at March 31, 2021	$70,745	$70,709
Operational risk RWA
Balance at December 31, 2020	N/A	$94,181
Change in operational risk RWA	N/A	(420)
Balance at March 31, 2021	N/A	$93,761
Total RWA	$455,071	$438,839
Regulatory VaR—VaR for regulatory capital requirements
1.Amounts reflect assets not in a defined category, non-material portfolios of exposures and unsettled transactions, as applicable.
Credit risk RWA decreased in the current quarter under both the Standardized and Advanced Approaches. Under the Standardized Approach, the decrease was driven primarily by loans, partially due to syndications, and Securities financing transactions. Under the Advanced Approach, the decrease was driven by Derivatives as a result of reduced exposure and a reduction in CVA due to lower credit spread volatility and decreased counterparty exposure.
Market risk RWA increased in the current quarter under both the Standardized and Advanced Approaches primarily due to an increase in Regulatory VaR and Stressed VaR mainly as a result of higher equity and interest rate risk.
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
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At March 31, 2021	At December 31, 2020
External TLAC[2]			$216,426	$216,129
External TLAC as a % of RWA	18.0%	21.5%	47.6%	47.7%
External TLAC as a % of leverage exposure	7.5%	9.5%	17.1%	18.1%
Eligible LTD[3]			$122,234	$120,561
Eligible LTD as a % of RWA	9.0%	9.0%	26.9%	26.6%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	9.7%	10.1%
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
We are in compliance with all TLAC requirements as of March 31, 2021 and December 31, 2020. For a further discussion of TLAC and related requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Capital Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” in the 2020 Form 10-K.
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
For the 2021 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 5, 2021. The Federal Reserve is expected to publish summary results of the CCAR and Dodd-Frank Act supervisory stress tests of each large BHC, including us, by June 30, 2021. We are required to disclose a summary of the results of our company-run stress tests within

20	March 2021 Form 10-Q

Management’s Discussion and Analysis
15 days of the date the Federal Reserve discloses the results of the supervisory stress tests.
For additional information on our capital planning and stress tests, including the SCB, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Plans, Stress Tests and the Stress Capital Buffer” in the 2020 Form 10-K.
Capital Action Supervisory Restrictions
Under the modified capital action restrictions announced on December 18, 2020 by the Federal Reserve, large BHCs were permitted, in the first quarter of 2021, to take certain capital actions. In particular, a firm was able to, provided that it did not increase the amount of its common stock dividends to be larger than the level paid in the second quarter of 2020, pay common stock dividends and make share repurchases that, in the aggregate, did not exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters; make share repurchases that equal the amount of share issuances related to expensed employee compensation; and redeem and make scheduled payments on additional Tier 1 and Tier 2 capital instruments.
Consistent with these modifications, on December 18, 2020, our Board of Directors authorized the repurchase of up to $10 billion of outstanding common stock in 2021.
On March 25, 2021, the Federal Reserve announced that its temporary capital action supervisory restrictions will end on June 30, 2021 for all firms whose capital levels are above minimum risk-based requirements in the Federal Reserve’s annual supervisory stress test.
For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Action Supervisory Restrictions” in the 2020 Form 10-K.
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
The Required Capital framework is a risk-based and leverage-based capital measure, which is compared with our regulatory capital to ensure that we maintain an amount of going concern capital after absorbing potential losses from stress events, where applicable, at a point in time. The amount of capital allocated to the business segments is generally set at the beginning of each year and remains fixed throughout the year until the next annual reset unless a significant business change occurs (e.g., acquisition or disposition). We define the difference between our total average common equity and the sum of the average common equity amounts allocated to our business segments as Parent common equity. We generally hold Parent common equity for prospective regulatory requirements, organic growth, potential future acquisitions and other capital needs.
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended March 31,
$ in billions	2021	2020
Institutional Securities	$43.5	$42.8
Wealth Management[2]	28.5	18.2
Investment Management[3]	4.4	2.6
Parent	17.9	11.1
Total	$94.3	$74.7
1.The attribution of average common equity to the business segments is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
2.The total average common equity and the allocation to the Wealth Management business segment in 2021 reflect the E*TRADE acquisition on October 2, 2020.
3. The total average common equity and the allocation to the Investment Management business segment in 2021 reflect the Eaton Vance acquisition on March 1, 2021.
The Firm has made updates to its Required Capital framework for 2021 and continues to evaluate the impact of evolving regulatory requirements, as appropriate. As noted above, common equity attribution to the business segments is based upon usage.
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

March 2021 Form 10-Q	21

Management’s Discussion and Analysis
For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning,” “Risk Factors—Legal, Regulatory and Compliance Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Resolution and Recovery Planning” in the 2020 Form 10-K.
Regulatory Developments and Other Matters
Expiration of the Supplementary Leverage Ratio Interim Final Rule
On March 19, 2021, the Federal Reserve announced that the temporary change to the SLR for bank holding companies, which allowed for the exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks, would expire as scheduled on March 31, 2021, resulting in the elimination of this exclusion beginning in the second quarter of 2021. For a summary of the impact of this interim final rule, see “Regulatory Capital Requirements” herein.
Planned Replacement of London Interbank Offered Rate and Replacement or Reform of Other Interest Rates
Central banks around the world, including the Federal Reserve, have commissioned committees and working groups of market participants and official sector representatives to replace LIBOR and replace or reform other interest rate benchmarks (collectively, the “IBORs”). On March 5, 2021, ICE Benchmark Administration, which administers LIBOR publication, announced that it will cease the publication of most LIBOR rates as of the end of December 2021, except for the publication until June 30, 2023 of the most widely used U.S. dollar LIBOR tenors, and the U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR publication, announced that it would not compel panel banks to submit to LIBOR beyond those dates.

Subsequently, the International Swaps and Derivatives Association (“ISDA”) confirmed that the FCA's announcement constituted an “Index Cessation Event” as defined in the IBOR Fallbacks Supplement, which amended ISDA's interest rate definitions to include robust fallbacks for derivatives linked to LIBOR and certain other interest rate benchmarks, and the ISDA 2020 IBOR Fallbacks Protocol, which incorporates the fallbacks into legacy non-cleared derivatives entered into between Protocol adherents. The FCA's announcement therefore triggered a fixing of the ISDA fallback spread adjustments for all LIBOR benchmarks, to be effective when the contractual fallbacks are implemented. The Alternative Reference Rates Committee (“ARRC”) also confirmed that the ICE Benchmark Administration and FCA announcements also constituted a “Benchmark Transition Event” with respect to all USD LIBOR settings pursuant to the ARRC’s fallback recommendations for new issuances or originations of certain cash products.
Separately, the U.S. banking agencies and the FCA have encouraged banks to cease entering into new contracts referencing LIBOR as soon as practicable, and no later than December 31, 2021.
Further, New York State has enacted legislation that would, among other things, replace LIBOR references in certain contracts governed by New York law with a benchmark based on the Secured Overnight Financing Rate, including any spread adjustment, recommended by the Federal Reserve, the Federal Reserve Bank of New York or the ARRC.
We remain a party to a significant number of LIBOR-linked contracts, many of which extend beyond 2021 and, in the case of U.S. dollar LIBOR, June 30, 2023, composed of derivatives, securitizations, floating rate notes, loans and mortgages and we continue to execute on our Firm-wide IBOR transition plan to promote the transition to alternative reference rates in accordance with industry transition timelines, which is overseen by a global steering committee, with senior management oversight. See also “Risk Factors—Risk Management” in the 2020 Form 10-K for a further discussion of risks related to the planned replacement of the IBORs and/or reform of interest rate benchmarks.
For a further discussion of regulatory developments and other matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Other Matters,” respectively, in the 2020 Form 10-K.

22	March 2021 Form 10-Q

Quantitative and Qualitative Disclosures about Risk
Management believes effective risk management is vital to the success of our business activities. For a discussion of our Enterprise Risk Management framework and risk management functions, see “Quantitative and Qualitative Disclosures about Risk—Risk Management” in the 2020 Form 10-K.
Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, spreads, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of our VaR for market risk exposures is generated. In addition, we incur non-trading market risk, principally within the Wealth Management and Investment Management business segments. The Wealth Management business segment primarily incurs non-trading market risk (including interest rate risk) from lending and deposit-taking activities. The Investment Management business segment primarily incurs non-trading market risk from capital investments in alternative and other funds. For a further discussion of market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” in the 2020 Form 10-K.
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
For information regarding our primary risk exposures and market risk management, VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Risk—Market Risk—Trading Risks” in the 2020 Form 10-K.
95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	March 31, 2021
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$31	$33	$41	$29
Equity price	30	31	170	19
Foreign exchange rate	11	14	24	8
Commodity price	14	18	27	13
Less: Diversification benefit[1]	(36)	(38)	N/A	N/A
Primary Risk Categories	$50	$58	$171	$44
Credit Portfolio	17	24	31	17
Less: Diversification benefit[1]	(15)	(13)	N/A	N/A
Total Management VaR	$52	$69	$175	$50

	Three Months Ended
	December 31, 2020
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$35	$32	$42	$28
Equity price	23	24	29	18
Foreign exchange rate	14	12	19	8
Commodity price	15	16	20	13
Less: Diversification benefit[1]	(32)	(36)	N/A	N/A
Primary Risk Categories	$55	$48	$56	$39
Credit Portfolio	31	23	31	19
Less: Diversification benefit[1]	(10)	(16)	N/A	N/A
Total Management VaR	$76	$55	$76	$43
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
Average total Management VaR and average Management VaR for the Primary Risk Categories increased in the current quarter from the three months ended December 31, 2020 primarily as a result of increased exposure across trading businesses in support of client activity. During the current quarter, Management VaR peaked at $175 million for one day driven by increased equity exposure resulting from the aforementioned credit event for a single client.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results. There were four loss days in the current quarter, none of which were in excess of the Firm’s VaR.

March 2021 Form 10-Q	23

Risk Disclosures
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)
Daily Net Trading Revenues for the Current Quarter
($ in millions)
The previous histogram shows the distribution of daily net trading revenues for the current quarter. Daily net trading revenues include profits and losses from Interest rate and credit spread, Equity price, Foreign exchange rate, Commodity price, and Credit Portfolio positions and intraday trading activities for our trading businesses. Certain items such as fees, commissions, net interest income, and counterparty default risk are excluded from daily net trading revenues and the VaR model. Revenues required for Regulatory VaR backtesting further exclude intraday trading.
Non-Trading Risks
We believe that sensitivity analysis is an appropriate representation of our non-trading risks. The following sensitivity analyses cover substantially all of the non-trading risk in our portfolio.
Credit Spread Risk Sensitivity1

$ in millions	At March 31, 2021	At December 31, 2020
Derivatives	$7	$7
Funding liabilities[2]	47	50
1.Amounts represent the potential gain for each 1 bps widening of our credit spread.
2.Relates to Borrowings carried at fair value.
U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At March 31, 2021	At December 31, 2020
Basis point change
+100	$1,671	$1,540
-100	(560)	(654)
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
We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The lower sensitivity to interest rates in the negative 100 basis point scenario between March 31, 2021 and December 31, 2020 was primarily driven by changes in market rates.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At March 31, 2021	At December 31, 2020
Investments related to Investment Management activities	$472	$386
Other investments:
MUMSS	174	184
Other Firm investments	223	210
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

24	March 2021 Form 10-Q

Risk Disclosures
fees, as applicable. The change in investments sensitivity related to Investment Management activities between March 31, 2021 and December 31, 2020 was primarily driven by incremental investments acquired in the Eaton Vance transaction and across private equity funds due to increased sensitivity to carried interest.
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
Credit Risk
Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through our Institutional Securities and Wealth Management business segments. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2020 Form 10-K.
Loans and Lending Commitments

	At March 31, 2021
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$5,185	$11,824	$14	$17,023
Secured lending facilities	25,886	3,025	914	29,825
Commercial and Residential real estate	7,277	541	2,898	10,716
Securities-based lending and Other	1,034	62	7,758	8,854
Total Institutional Securities	39,382	15,452	11,584	66,418
Wealth Management:
Residential real estate	36,843	14	—	36,857
Securities-based lending and Other	68,167	—	—	68,167
Total Wealth Management	105,010	14	—	105,024
Total Investment Management[1]	5	22	1,105	1,132
Total loans[2]	144,397	15,488	12,689	172,574
ACL	(762)			(762)
Total loans, net of ACL	$143,635	$15,488	$12,689	$171,812
Lending commitments[3]				$132,717
Total exposure				$304,529

	At December 31, 2020
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$6,046	$8,580	$13	$14,639
Secured lending facilities	25,727	3,296	648	29,671
Commercial and Residential real estate	7,346	859	3,061	11,266
Securities-based lending and Other	1,279	55	7,001	8,335
Total Institutional Securities	40,398	12,790	10,723	63,911
Wealth Management:
Residential real estate	35,268	11	—	35,279
Securities-based lending and Other	62,947	—	—	62,947
Total Wealth Management	98,215	11	—	98,226
Total Investment Management[1]	6	12	425	443
Total loans[2]	138,619	12,813	11,148	162,580
ACL	(835)			(835)
Total loans, net of ACL	$137,784	$12,813	$11,148	$161,745
Lending commitments[3]				$127,855
Total exposure				$289,600
HFI—Held for investment; HFS—Held for sale; FVO—Fair value option
Total exposure—consists of Total loans, net of ACL, and Lending commitments
1.Investment Management business segment loans are related to certain of our activities as an investment advisor and manager. At March 31, 2021 and December 31, 2020, loans held at fair value are predominantly the result of the consolidation of CLO vehicles, managed by Investment Management, composed primarily of senior secured loans to corporations.
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
We provide loans and lending commitments to a variety of customers, including large corporate and institutional clients, as well as high to ultra-high net worth individuals. In addition, we purchase loans in the secondary market. Loans and lending commitments are either held for investment, held for sale or carried at fair value. For more information on these loan classifications, see Note 2 to the financial statements in the 2020 Form 10-K.
Total loans and lending commitments increased by approximately $15 billion since December 31, 2020, primarily due to growth in event-driven loans and lending commitments within the Institutional Securities business segment, and an increase in Securities-based loans and Residential real estate loans within the Wealth Management business segment.
See Notes 5, 6, 10 and 14 to the financial statements for further information.
Beginning late in the first quarter of 2020 and following in part from the U.S. government’s enactment of the CARES Act, we have received requests from certain clients for modifications of their credit agreements with us, which in some cases include deferral of their loan payments. Initial borrower requests for loan payment deferrals related to Residential real estate loans are granted, while those related to Commercial real estate loans require careful consideration prior to approval. As of March 31, 2021, the outstanding principal balance of loans with approved deferrals of principal

March 2021 Form 10-Q	25

Risk Disclosures
and interest payments currently in place which are not classified as troubled debt restructurings amounted to approximately $300 million for our Institutional Securities business segment and approximately $200 million for our Wealth Management business segment. Incremental to this population, throughout 2020 and the current quarter, we have provided deferrals of principal and interest on approximately $3.2 billion of loans which have now exited such modification arrangements. The substantial majority of these loans are current as of March 31, 2021.
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
Requests for deferrals and other modifications could continue in future periods given the ongoing uncertain global economic and market conditions. See “Executive Summary—Coronavirus Disease (COVID-19) Pandemic” herein and “Risk Factors” and “Forward Looking Statements” in the 2020 Form 10-K.
For additional information on regulatory guidance which permits certain loan modifications for borrowers impacted by COVID-19 to not be accounted for and reported as TDRs as well as the Firm’s accounting policies for such modifications, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” and Note 2 to the financial statements in the 2020 Form 10-K, respectively. For information on HFI loans on nonaccrual status and HFI loans modified and reported as TDRs, see “Status of Loans Held for Investment” herein and Note 10 to the financial statements, and for a discussion of the related accounting policies see Note 2 to the financial statements in the 2020 Form 10-K.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
December 31, 2020[1]	$1,231
Gross charge-offs	(10)
Provision for credit losses[2]	(98)
Other	(7)
March 31, 2021	$1,116
ACL—Loans	$762
ACL—Lending commitments	354
1.At December 31, 2020, the ACL for Loans and Lending commitments was $835 million and $396 million, respectively.
2.In the current quarter, the Provision for credit losses on loans was a release of $58 million and the Provision for credit losses on lending commitments was a release of $40 million.
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
The aggregate allowance for loans and lending commitments decreased in the current quarter, primarily reflecting a release in the allowance for credit losses within the Institutional Securities business segment. The allowance release was primarily a result of improvements in the outlook for macroeconomic conditions and the impact of paydowns on Corporate loans, including by lower-rated borrowers. The base scenario used in our ACL models as of March 31, 2021 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product. The base scenario, among other things, assumes a continued recovery over the forecast period with U.S. GDP reaching pre-COVID-19 levels by the third quarter of 2021, supported by fiscal stimulus and accommodative monetary policy. See Notes 10 and 14 to the financial statements for further information. See Note 2 to the financial statements in the 2020 Form 10-K for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At March 31, 2021		At December 31, 2020
	IS	WM	IS	WM
Accrual	99.4%	99.7%	99.2%	99.7%
Nonaccrual[1]	0.6%	0.3%	0.8%	0.3%

1.These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

26	March 2021 Form 10-Q

Risk Disclosures
Institutional Securities Loans and Lending Commitments1

	At March 31, 2021
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$43	$9	$85	$35	$172
A	680	787	340	241	2,048
BBB	5,673	5,119	2,279	314	13,385
BB	11,381	7,783	4,325	673	24,162
Other NIG	5,557	6,323	3,472	6,931	22,283
Unrated[2]	223	122	370	2,982	3,697
Total loans, net of ACL	23,557	20,143	10,871	11,176	65,747
Lending commitments
AAA	—	50	—	—	50
AA	3,852	1,169	1,979	—	7,000
A	5,597	6,877	9,909	432	22,815
BBB	8,493	19,580	16,675	594	45,342
BB	3,282	11,102	7,252	2,543	24,179
Other NIG	1,965	7,250	6,849	3,291	19,355
Unrated[2]	—	2	10	1	13
Total lending commitments	23,189	46,030	42,674	6,861	118,754
Total exposure	$46,746	$66,173	$53,545	$18,037	$184,501

	At December 31, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$279	$10	$—	$—	$289
A	759	798	36	391	1,984
BBB	5,043	5,726	2,746	469	13,984
BB	10,963	7,749	5,324	503	24,539
Other NIG	5,214	6,956	4,002	3,269	19,441
Unrated[2]	141	142	330	2,322	2,935
Total loans, net of ACL	22,399	21,381	12,438	6,954	63,172
Lending commitments
AAA	—	50	—	—	50
AA	4,047	1,038	2,135	—	7,220
A	6,025	8,359	9,808	425	24,617
BBB	6,783	17,782	15,500	460	40,525
BB	4,357	8,958	7,958	3,103	24,376
Other NIG	664	7,275	6,077	2,652	16,668
Unrated[2]	4	—	—	—	4
Total lending commitments	21,880	43,462	41,478	6,640	113,460
Total exposure	$44,279	$64,843	$53,916	$13,594	$176,632
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the Credit Risk Management Department (“CRM”).
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At March 31, 2021	At December 31, 2020
Industry
Financials	$52,174	$44,358
Real estate	25,515	25,484
Industrials	17,310	15,861
Healthcare	13,656	12,650
Communications services	13,411	12,600
Information technology	11,502	11,358
Utilities	10,111	9,504
Consumer discretionary	9,982	11,177
Energy	9,380	10,064
Consumer staples	7,963	9,088
Materials	5,759	6,084
Insurance	4,410	3,889
Other	3,328	4,515
Total exposure	$184,501	$176,632
Sectors Currently in Focus due to COVID-19
The continuing effect on economic activity of COVID-19 and related governmental actions have impacted borrowers in many sectors and industries. While we are carefully monitoring all of our Institutional Securities business segment exposures, certain sectors are more sensitive to the current economic environment and are continuing to receive heightened focus. The sectors currently in focus are: air travel, retail, upstream energy, lodging and leisure, and healthcare services and systems. As of March 31, 2021, exposures to these sectors are included across the Industrials, Financials, Real estate, Consumer discretionary, Energy and Healthcare industries in the previous table, and in aggregate represent less than 10% of total Institutional Securities business segment lending exposure. Further, as of March 31, 2021, approximately 90% of these exposures are either investment grade and/or secured by collateral. The future developments of COVID-19 and related government actions and their effect on the economic environment remain uncertain; therefore, the sectors impacted and the extent of the impacts may change over time. Refer to “Risk Factors” in the 2020 Form 10-K.
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial real estate and Securities-based lending and Other. Over 90% of our total lending exposure, which consists of loans and lending commitments, is investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2020 Form 10-K.

March 2021 Form 10-Q	27

Risk Disclosures
Institutional Securities Event-Driven Loans and Lending Commitments

	At March 31, 2021
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans, net of ACL	$1,985	$602	$428	$5,991	$9,006
Lending commitments	4,238	5,502	2,380	4,596	16,716
Total exposure	$6,223	$6,104	$2,808	$10,587	$25,722

	At December 31, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans, net of ACL	$1,241	$907	$873	$2,090	$5,111
Lending commitments	2,810	4,649	2,678	4,650	14,787
Total exposure	$4,051	$5,556	$3,551	$6,740	$19,898
Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.
Institutional Securities Loans and Lending Commitments Held for Investment

	At March 31, 2021
$ in millions	Loans	Lending Commitments	Total
Corporate	$5,185	$71,893	$77,078
Secured lending facilities	25,886	9,085	34,971
Commercial real estate	7,277	276	7,553
Other	1,034	866	1,900
Total, before ACL	$39,382	$82,120	$121,502
ACL	$(671)	$(350)	$(1,021)

	At December 31, 2020
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,046	$69,488	$75,534
Secured lending facilities	25,727	8,312	34,039
Commercial real estate	7,346	334	7,680
Other	1,279	1,135	2,414
Total, before ACL	$40,398	$79,269	$119,667
ACL	$(739)	$(391)	$(1,130)
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Corporate	Secured lending facilities	Commercial real estate	Other	Total
At December 31, 2020
ACL—Loans	$309	$198	$211	$21	$739
ACL—Lending commitments	323	38	11	19	391
Total	$632	$236	$222	$40	$1,130
Gross charge-offs	(1)	—	(9)	—	(10)
Provision for credit losses[1]	(89)	(7)	3	—	(93)
Other	(3)	(1)	(2)	—	(6)
Total at March 31, 2021	$539	$228	$214	$40	$1,021
ACL—Loans	$250	$193	$206	$22	$671
ACL—Lending commitments	289	35	8	18	350
1.In the current quarter, the provision for credit losses on loans was a release of $53 million and the Provision for credit losses on lending commitments was a release of $40 million.

Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At March 31, 2021	At December 31, 2020
Corporate	4.8%	5.1%
Secured lending facilities	0.7%	0.8%
Commercial real estate	2.8%	2.9%
Other	2.1%	1.7%
Total Institutional Securities loans	1.7%	1.8%
Wealth Management Loans and Lending Commitments

	At March 31, 2021
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and Other	$59,264	$5,371	$1,876	$1,620	$68,131
Residential real estate	7	1	3	36,791	36,802
Total loans, net of ACL	$59,271	$5,372	$1,879	$38,411	$104,933
Lending commitments	11,294	2,281	131	257	13,963
Total exposure	$70,565	$7,653	$2,010	$38,668	$118,896

	At December 31, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and Other	$54,483	$4,587	$2,167	$1,672	$62,909
Residential real estate	9	1	1	35,210	35,221
Total loans, net of ACL	$54,492	$4,588	$2,168	$36,882	$98,130
Lending commitments	11,666	2,356	120	253	14,395
Total exposure	$66,158	$6,944	$2,288	$37,135	$112,525
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

28	March 2021 Form 10-Q

Risk Disclosures
“Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2020 Form 10-K.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
December 31, 2020[1]	$101
Gross charge-offs	—
Provision for credit losses[2]	(5)
Other	(1)
March 31, 2021	$95
ACL—Loans	$91
ACL—Lending commitments	4
1.At December 31, 2020, the ACL for Loans and Lending commitments was $96 million and $5 million, respectively.
2.In the current quarter, the Provision for credit losses on loans was a release of $5 million.
At March 31, 2021, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral, or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other lending

$ in millions	At March 31, 2021	At December 31, 2020
Institutional Securities	$55,935	$51,570
Wealth Management	26,609	23,144
Total	$82,544	$74,714
The Institutional Securities and Wealth Management business segments provide margin lending arrangements that allow customers to borrow against the value of qualifying securities, primarily for the purpose of purchasing additional securities, as well as to collateralize short positions. Institutional Securities primarily includes margin loans in the Equity Financing business. Wealth Management includes margin loans as well as non-purpose securities-based lending on non-bank entities.
Margin lending activities generally have lower credit risk due to the value of collateral held and their short-term nature. Amounts may fluctuate from period to period as overall client balances change as a result of market levels, client positioning and leverage.
Employee Loans

For information on employee loans and related ACL, see Note 10 to the financial statements.
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At March 31, 2021
Less than 1 year	$1,346	$15,620	$45,783	$23,734	$12,533	$99,016
1-3 years	591	4,755	15,600	12,197	7,535	40,678
3-5 years	703	4,907	10,115	8,153	3,695	27,573
Over 5 years	4,151	26,657	68,658	49,759	11,487	160,712
Total, gross	$6,791	$51,939	$140,156	$93,843	$35,250	$327,979
Counterparty netting	(3,245)	(40,745)	(109,294)	(71,170)	(19,149)	(243,603)
Cash and securities collateral	(2,879)	(8,735)	(24,958)	(16,801)	(7,961)	(61,334)
Total, net	$667	$2,459	$5,904	$5,872	$8,140	$23,042

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2020
Less than 1 year	$1,179	$16,166	$52,164	$26,088	$12,175	$107,772
1-3 years	572	5,225	17,560	13,750	8,134	45,241
3-5 years	359	4,326	11,328	8,363	4,488	28,864
Over 5 years	4,545	32,049	84,845	63,084	13,680	198,203
Total, gross	$6,655	$57,766	$165,897	$111,285	$38,477	$380,080
Counterparty netting	(3,269)	(44,306)	(134,310)	(84,171)	(22,227)	(288,283)
Cash and securities collateral	(3,124)	(10,973)	(26,712)	(20,708)	(8,979)	(70,496)
Total, net	$262	$2,487	$4,875	$6,406	$7,271	$21,301

$ in millions	At March 31, 2021	At December 31, 2020
Industry
Financials	$8,404	$6,195
Utilities	4,082	3,954
Consumer discretionary	2,350	1,866
Energy	1,007	965
Healthcare	961	1,494
Industrials	906	1,291
Information technology	894	1,104
Regional governments	845	806
Sovereign governments	708	650
Insurance	554	518
Not-for-profit organizations	538	701
Real estate	474	378
Communications services	473	529
Materials	363	430
Consumer staples	332	339
Other	151	81
Total	$23,042	$21,301
1.Counterparty credit ratings are determined internally by CRM.
We are exposed to credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the possibility that a counterparty may fail to perform according to the terms of the contract. For more information on derivatives, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2020 Form 10-K and Note 7 to the financial statements.

March 2021 Form 10-Q	29

Risk Disclosures
Country Risk
Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows us to effectively identify, monitor and limit country risk. For a further discussion of our country risk exposure see, “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks” in the 2020 Form 10-K.
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
Top 10 Non-U.S. Country Exposures at March 31, 2021

$ in millions	United Kingdom	Japan	France	Germany	Spain
Sovereign
Net inventory[1]	$51	$6,101	$1,531	$(3,354)	$(563)
Net counterparty exposure[2]	16	66	24	73	15
Exposure before hedges	67	6,167	1,555	(3,281)	(548)
Hedges[3]	(310)	(91)	(6)	(287)	—
Net exposure	$(243)	$6,076	$1,549	$(3,568)	$(548)

Non-sovereign
Net inventory[1]	$894	$508	$(526)	$(215)	$(117)
Net counterparty exposure[2]	11,563	5,277	3,066	2,942	273
Loans	3,620	382	681	1,890	3,577
Lending commitments	5,452	181	4,368	4,355	922
Exposure before hedges	21,529	6,348	7,589	8,972	4,655
Hedges[3]	(1,653)	(173)	(752)	(1,055)	(151)
Net exposure	$19,876	$6,175	$6,837	$7,917	$4,504
Total net exposure	$19,633	$12,251	$8,386	$4,349	$3,956

$ in millions	Brazil	Canada	China	Australia	India
Sovereign
Net inventory[1]	$2,962	$(348)	$87	$445	$1,734
Net counterparty exposure[2]	—	88	145	32	—
Exposure before hedges	2,962	(260)	232	477	1,734
Hedges[3]	(12)	—	(82)	—	—
Net exposure	$2,950	$(260)	$150	$477	$1,734

Non-sovereign
Net inventory[1]	$75	$493	$1,412	$302	$638
Net counterparty exposure[2]	429	2,079	740	720	754
Loans	208	164	636	405	214
Lending commitments	166	1,366	821	1,617	—
Exposure before hedges	878	4,102	3,609	3,044	1,606
Hedges[3]	(24)	(74)	(187)	(174)	—
Net exposure	$854	$4,028	$3,422	$2,870	$1,606
Total net exposure	$3,804	$3,768	$3,572	$3,347	$3,340
1.Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on a notional amount assuming zero recovery adjusted for the fair value of any receivable or payable).
2.Net counterparty exposure (e.g., repurchase transactions, securities lending and OTC derivatives) is net of the benefit of collateral received and also is net by counterparty when legally enforceable master netting agreements are in place. For more information, see “Additional Information—Top 10 Non-U.S. Country Exposures” herein.
3.Amounts represent net CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures. Amounts are based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable. For further description of the contractual terms for purchased credit protection and whether they may limit the effectiveness of our hedges, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2020 Form 10-K.
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held against Net Counterparty Exposure1

$ in millions		At March 31, 2021
Country of Risk	Collateral[2]
Germany	Spain and Italy	$11,670
United Kingdom	U.K., U.S. and Italy	8,559
Other	Japan, U.S. and France	17,757
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at March 31, 2021.
2.Primarily consists of cash, as well as government obligations of the countries listed.
Country Risk Exposures Related to the U.K.
At March 31, 2021, our country risk exposures in the U.K. included net exposures of $19,633 million (as shown in the Top 10 Non-U.S. Country Exposures table) and overnight deposits of $6,599 million. The $19,876 million of exposures to non-sovereigns were diversified across both names and sectors and include $7,144 million to U.K.-focused counterparties that generate more than one-third of their revenues in the U.K., $4,321 million to geographically diversified counterparties, and $7,573 million to exchanges and clearinghouses.

30	March 2021 Form 10-Q

Risk Disclosures
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing). For a further discussion about our operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk” in the 2020 Form 10-K. In addition, for further information on market and economic conditions and their effects on risk in general, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Coronavirus Disease (COVID-19) Pandemic” herein and “Risk Factors” in the 2020 Form 10-K.
Model Risk
Model risk refers to the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision making or damage to our reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions. Model risk is generated from the use of models impacting financial statements, regulatory filings, capital adequacy assessments and the formulation of strategy. For a further discussion about our model risk, see “Quantitative and Qualitative Disclosures about Risk—Model Risk” in the 2020 Form 10-K.
Liquidity Risk
Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about our liquidity risk, see “Quantitative and Qualitative Disclosures about Risk—Liquidity Risk” in the 2020 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” herein. In addition, for further information on market and economic conditions and their effects on risk in general, see “Risk Factors” in the 2020 Form 10-K.
Legal and Compliance Risk
Legal and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss to reputation that we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with AML, terrorist financing, and anti-corruption rules and regulations. For a further discussion about our legal and compliance risk, see “Quantitative and Qualitative Disclosures about Risk—Legal and Compliance Risk” in the 2020 Form 10-K.

March 2021 Form 10-Q	31

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of March 31, 2021, and the related condensed consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Firm as of December 31, 2020, and the related consolidated income statement, comprehensive income statement, cash flow statement and statement of changes in total equity for the year then ended (not presented herein) included in the Firm’s Annual Report on Form 10-K; and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP
New York, New York
May 3, 2021

32	March 2021 Form 10-Q

Consolidated Income Statements (Unaudited)

	Three Months Ended March 31,
in millions, except per share data	2021	2020
Revenues
Investment banking	$2,840	$1,271
Trading	4,225	2,801
Investments	318	38
Commissions and fees	1,626	1,360
Asset management	4,398	3,417
Other	284	(464)
Total non-interest revenues	13,691	8,423
Interest income	2,437	3,503
Interest expense	409	2,147
Net interest	2,028	1,356
Net revenues	15,719	9,779
Provision for credit losses	(98)	407
Non-interest expenses
Compensation and benefits	6,798	4,283
Brokerage, clearing and exchange fees	910	740
Information processing and communications	733	563
Professional services	624	449
Occupancy and equipment	405	365
Marketing and business development	146	132
Other	857	694
Total non-interest expenses	10,473	7,226
Income before provision for income taxes	5,344	2,146
Provision for income taxes	1,176	366
Net income	$4,168	$1,780
Net income applicable to noncontrolling interests	48	82
Net income applicable to Morgan Stanley	$4,120	$1,698
Preferred stock dividends	138	108
Earnings applicable to Morgan Stanley common shareholders	$3,982	$1,590
Earnings per common share
Basic	$2.22	$1.02
Diluted	$2.19	$1.01
Average common shares outstanding
Basic	1,795	1,555
Diluted	1,818	1,573

Consolidated Comprehensive Income Statements
(Unaudited)

	Three Months Ended March 31,
$ in millions	2021	2020
Net income	$4,168	$1,780
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(219)	(132)
Change in net unrealized gains (losses) on available-for-sale securities	(776)	1,325
Pension and other	5	25
Change in net debt valuation adjustment	137	3,803
Total other comprehensive income (loss)	$(853)	$5,021
Comprehensive income	$3,315	$6,801
Net income applicable to noncontrolling interests	48	82
Other comprehensive income (loss) applicable to noncontrolling interests	(61)	138
Comprehensive income applicable to Morgan Stanley	$3,328	$6,581

See Notes to Consolidated Financial Statements	33	March 2021 Form 10-Q

Consolidated Balance Sheets

$ in millions, except share data	(Unaudited) At March 31, 2021	At December 31, 2020
Assets
Cash and cash equivalents	$118,118	$105,654
Trading assets at fair value ($111,342 and $132,578 were pledged to various parties)	313,158	312,738
Investment securities (includes $105,288 and $110,383 at fair value)	189,206	182,154
Securities purchased under agreements to resell (includes $9 and $15 at fair value)	114,721	116,234
Securities borrowed	102,149	112,391
Customer and other receivables	115,043	97,737
Loans:
Held for investment (net of allowance of $762 and $835)	143,635	137,784
Held for sale	15,488	12,813
Goodwill	16,836	11,635
Intangible assets (net of accumulated amortization of $3,358 and $3,265)	8,846	4,980
Other assets	21,572	21,742
Total assets	$1,158,772	$1,115,862
Liabilities
Deposits (includes $3,069 and $3,521 at fair value)	$323,138	$310,782
Trading liabilities at fair value	185,667	157,631
Securities sold under agreements to repurchase (includes $1,089 and $1,115 at fair value)	54,624	50,587
Securities loaned	8,426	7,731
Other secured financings (includes $5,001 and $11,701 at fair value)	9,413	15,863
Customer and other payables	230,121	227,437
Other liabilities and accrued expenses	23,969	25,603
Borrowings (includes $74,022 and $73,701 at fair value)	215,826	217,079
Total liabilities	1,051,184	1,012,713
Commitments and contingent liabilities (see Note 14)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	7,750	9,250
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,868,925,320 and 1,809,624,144	20	20
Additional paid-in capital	27,406	25,546
Retained earnings	82,034	78,694
Employee stock trusts	3,861	3,043
Accumulated other comprehensive income (loss)	(2,754)	(1,962)
Common stock held in treasury at cost, $0.01 par value (169,968,659 and 229,269,835 shares)	(8,197)	(9,767)
Common stock issued to employee stock trusts	(3,861)	(3,043)
Total Morgan Stanley shareholders’ equity	106,259	101,781
Noncontrolling interests	1,329	1,368
Total equity	107,588	103,149
Total liabilities and equity	$1,158,772	$1,115,862

March 2021 Form 10-Q	34	See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Total Equity (Unaudited)

	Three Months Ended March 31,
$ in millions	2021	2020
Preferred Stock
Beginning balance	$9,250	$8,520
Redemption of Series J preferred stock	(1,500)	—
Ending balance	7,750	8,520
Common Stock
Beginning and ending balance	20	20
Additional Paid-in Capital
Beginning balance	25,546	23,935
Share-based award activity	(332)	(507)
Issuance of common stock for the acquisition of Eaton Vance	2,185	—
Other net increases (decreases)	7	—
Ending balance	27,406	23,428
Retained Earnings
Beginning balance	78,694	70,589
Cumulative adjustment related to the adoption of financial instruments-credit losses accounting update[1]	—	(100)
Net income applicable to Morgan Stanley	4,120	1,698
Preferred stock dividends[2]	(138)	(108)
Common stock dividends[2]	(635)	(561)
Other net increases (decreases)	(7)	—
Ending balance	82,034	71,518
Employee Stock Trusts
Beginning balance	3,043	2,918
Share-based award activity	818	170
Ending balance	3,861	3,088
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(1,962)	(2,788)
Net change in Accumulated other comprehensive income (loss)	(792)	4,883
Ending balance	(2,754)	2,095
Common Stock Held in Treasury at Cost
Beginning balance	(9,767)	(18,727)
Share-based award activity	1,020	788
Repurchases of common stock and employee tax withholdings	(2,582)	(1,782)
Issuance of common stock for the acquisition of Eaton Vance	3,132	—
Ending balance	(8,197)	(19,721)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(3,043)	(2,918)
Share-based award activity	(818)	(170)
Ending balance	(3,861)	(3,088)
Noncontrolling Interests
Beginning balance	1,368	1,148
Net income applicable to noncontrolling interests	48	82
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(61)	138
Other net increases (decreases)	(26)	—
Ending balance	1,329	1,368
Total Equity	$107,588	$87,228
1.See Notes 2 and 18 in the 2020 Form 10-K for further information regarding cumulative adjustments for accounting changes.
2.See Note 17 for information regarding dividends per share for each class of stock.

See Notes to Consolidated Financial Statements	35	March 2021 Form 10-Q

Consolidated Cash Flow Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2021	2020
Cash flows from operating activities
Net income	$4,168	$1,780
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	518	154
Depreciation and amortization	887	824
Provision for credit losses	(98)	407
Other operating adjustments	(95)	1,044
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	20,463	35,079
Securities borrowed	10,242	34,249
Securities loaned	695	3,125
Customer and other receivables and other assets	(18,721)	(23,619)
Customer and other payables and other liabilities	3,270	(4,247)
Securities purchased under agreements to resell	1,513	(16,576)
Securities sold under agreements to repurchase	4,037	(8,384)
Net cash provided by (used for) operating activities	26,879	23,836
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(525)	(354)
Changes in loans, net	(6,474)	(13,243)
Investment securities:
Purchases	(32,333)	(12,924)
Proceeds from sales	6,825	3,128
Proceeds from paydowns and maturities	12,638	2,378
Cash paid as part of the Eaton Vance acquisition, net of cash acquired	(2,648)	—
Other investing activities	(44)	(93)
Net cash provided by (used for) investing activities	(22,561)	(21,108)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	(3,798)	259
Deposits	12,391	44,694
Proceeds from issuance of Borrowings	24,112	20,601
Payments for:
Borrowings	(19,774)	(14,967)
Repurchases of common stock and employee tax withholdings	(2,582)	(1,782)
Cash dividends	(755)	(688)
Other financing activities	(30)	(163)
Net cash provided by (used for) financing activities	9,564	47,954
Effect of exchange rate changes on cash and cash equivalents	(1,418)	(1,344)
Net increase (decrease) in cash and cash equivalents	12,464	49,338
Cash and cash equivalents, at beginning of period	105,654	82,171
Cash and cash equivalents, at end of period	$118,118	$131,509
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$586	$2,123
Income taxes, net of refunds	339	342

March 2021 Form 10-Q	36	See Notes to Consolidated Financial Statements

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
A description of the clients and principal products and services of each of the Firm’s business segments is as follows:
Institutional Securities provides a variety of products and services to corporations, governments, financial institutions and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Our Equity and Fixed Income businesses include sales, financing, prime brokerage, market-making, Asia wealth management services and certain business-related investments. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending securities-based and other financing to customers. Other activities include research.
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
Investment Management provides a broad range of investment strategies and products that span geographies, asset classes, and public and private markets to a diverse group of clients across institutional and intermediary channels. Strategies and products, which are offered through a variety of investment vehicles, include equity, fixed income, alternatives and solutions, and liquidity and overlay services. Institutional clients include defined benefit/defined contribution plans, foundations, endowments, government entities, sovereign wealth funds, insurance companies, third-party fund sponsors and corporations. Individual clients are generally served through intermediaries, including affiliated and non-affiliated distributors.
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
The financial statements reflect the effects of the following reclassifications to prior period amounts. The Provision for credit losses for loans and lending commitments is now presented as a separate line in the income statements. Previously, the provision for credit losses for loans was included in Other revenues, and the provision for credit losses for lending commitments was included in Other expenses. In addition, economic hedges of certain held-for-sale and held-for-investment loans, which were previously reported in Trading revenues, are now reported in Other revenues.
The Notes are an integral part of the Firm's financial statements. The Firm has evaluated subsequent events for adjustment to or disclosure in these financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto.
The accompanying financial statements should be read in conjunction with the Firm’s financial statements and notes thereto included in the 2020 Form 10-K. Certain footnote disclosures included in the 2020 Form 10-K have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP. The financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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

37	March 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
presented as Net income applicable to noncontrolling interests in the income statements. The portion of shareholders’ equity that is attributable to noncontrolling interests for such subsidiaries is presented as noncontrolling interests, a component of Total equity, in the balance sheets.
For a discussion of the Firm’s significant regulated U.S. and international subsidiaries and its involvement with VIEs, see Note 1 to the financial statements in the 2020 Form 10-K.
2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the 2020 Form 10-K.
During the three months ended March 31, 2021 (“current quarter”), there were no significant updates to the Firm’s significant accounting policies, other than as described below and in Note 1 to the financial statements.
The Firm’s acquisition of Eaton Vance Corp. (“Eaton Vance”) on March 1, 2021 added indefinite lived intangible assets to the Firm’s balance sheet. Indefinite lived intangibles are not amortized but are tested for impairment on an annual basis and on an interim basis when certain events or circumstances exist. For both the annual and interim tests, the Firm has the option to either (i) perform a quantitative impairment test or (ii) first perform a qualitative assessment to determine whether it is more likely than not that the asset is impaired, in which case if it is the quantitative test would be performed.
3. Acquisitions
Acquisition of Eaton Vance
On March 1, 2021, the Firm completed the acquisition of 100% of Eaton Vance in a stock and cash transaction, which increases the scale and breadth of the Investment Management business segment. Total consideration for the transaction was approximately $8.7 billion, which consists of the $5.3 billion fair value of 69 million common shares issued from Common stock held in treasury and cash of approximately $3.4 billion.
Upon acquisition, the assets and liabilities of Eaton Vance were adjusted to their respective fair values as of the closing date of the transaction, including the identifiable intangible assets acquired. In addition, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill. The fair value estimates used in valuing certain acquired assets and liabilities are based, in part, on inputs that are unobservable. For intangible assets, these include, but are not limited to forecasted future cash flows, revenue growth rates, attrition rates and discount rates.
Preliminary Eaton Vance Purchase Price Allocation1

$ in millions	At March 1, 2021
Assets
Cash and cash equivalents	$691
Trading assets at fair value:
Loans and lending commitments	445
Investments	299
Corporate and other debt	52
Customer and other receivables	331
Goodwill	5,270
Intangible assets	3,956
Other assets	836
Total assets	$11,880
Liabilities
Other secured financings	$399
Other liabilities and accrued expenses	2,147
Borrowings	678
Total liabilities	$3,224
1.Due to the limited time since the date of the acquisition, the purchase price allocation remains preliminary.
Acquired Intangible Assets

$ in millions	Weighted average life (years)	At March 1, 2021
Non-amortizable
Management contracts	indefinite	$2,120
Amortizable
Customer relationships	16	1,455
Tradenames	23	221
Management contracts	16	160
Total acquired Intangible assets		$3,956
Eaton Vance Net revenues of approximately $174 million and Net income of approximately $31 million are included in the Firm’s consolidated results for the period from March 1, 2021 to March 31, 2021.
Morgan Stanley and Eaton Vance Proforma Combined Financial Information

	Three Months Ended March 31,
$ in millions	2021	2020
Net revenues	$16,015	$10,165
Net income	4,268	1,409
The proforma financial information presented in the previous table was computed by combining the historical financial information of the Firm and Eaton Vance along with the effects of the acquisition method of accounting for business combinations as though the companies were combined on January 1, 2020.
The proforma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual Net revenues and Net income would have been had the companies actually been combined as of this date.

March 2021 Form 10-Q	38

Notes to Consolidated Financial Statements (Unaudited)
4. Cash and Cash Equivalents
Cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks. Cash equivalents are highly liquid investments with remaining maturities of three months or less from the acquisition date that are readily convertible to cash and are not held for trading purposes.

$ in millions	At March 31, 2021	At December 31, 2020
Cash and due from banks	$11,163	$9,792
Interest bearing deposits with banks	106,955	95,862
Total Cash and cash equivalents	$118,118	$105,654
Restricted cash	$42,920	$38,202
Cash and cash equivalents also include Restricted cash such as cash segregated in compliance with federal or other regulations, including minimum reserve requirements set by the Federal Reserve Bank and other central banks, and the Firm’s initial margin deposited with clearing organizations.
5. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$53,200	$22,956	$12	$—	$76,168
Other sovereign government obligations	32,927	5,929	17	—	38,873
State and municipal securities	—	1,366	—	—	1,366
MABS	—	1,164	374	—	1,538
Loans and lending commitments[2]	—	7,644	5,045	—	12,689
Corporate and other debt	—	25,672	3,319	—	28,991
Corporate equities[3]	104,223	327	114	—	104,664
Derivative and other contracts:
Interest rate	7,453	182,012	1,242	—	190,707
Credit	—	8,853	601	—	9,454
Foreign exchange	7	82,822	191	—	83,020
Equity	999	65,637	1,279	—	67,915
Commodity and other	2,130	11,438	3,035	—	16,603
Netting[1]	(7,947)	(265,732)	(1,136)	(52,034)	(326,849)
Total derivative and other contracts	2,642	85,030	5,212	(52,034)	40,850
Investments[4]	729	416	924	—	2,069
Physical commodities	—	2,133	—	—	2,133
Total trading assets[4]	193,721	152,637	15,017	(52,034)	309,341
Investment securities—AFS	50,392	54,769	127	—	105,288
Securities purchased under agreements to resell	—	9	—	—	9
Total assets at fair value	$244,113	$207,415	$15,144	$(52,034)	$414,638

	At March 31, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$2,892	$177	$—	$3,069
Trading liabilities:
U.S. Treasury and agency securities	13,357	5	—	—	13,362
Other sovereign government obligations	27,322	1,758	—	—	29,080
Corporate and other debt	—	11,377	13	—	11,390
Corporate equities[3]	91,623	377	49	—	92,049
Derivative and other contracts:
Interest rate	7,527	168,151	551	—	176,229
Credit	—	9,441	683	—	10,124
Foreign exchange	13	78,749	301	—	79,063
Equity	1,038	80,269	3,396	—	84,703
Commodity and other	1,989	11,118	1,091	—	14,198
Netting[1]	(7,947)	(265,732)	(1,136)	(49,716)	(324,531)
Total derivative and other contracts	2,620	81,996	4,886	(49,716)	39,786
Total trading liabilities	134,922	95,513	4,948	(49,716)	185,667
Securities sold under agreements to repurchase	—	648	441	—	1,089
Other secured financings	—	4,446	555	—	5,001
Borrowings	13	69,747	4,262	—	74,022
Total liabilities at fair value	$134,935	$173,246	$10,383	$(49,716)	$268,848

	At December 31, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$43,084	$31,524	$9	$—	$74,617
Other sovereign government obligations	26,174	5,048	268	—	31,490
State and municipal securities	—	1,135	—	—	1,135
MABS	—	1,070	322	—	1,392
Loans and lending commitments[2]	—	5,389	5,759	—	11,148
Corporate and other debt	—	30,093	3,435	—	33,528
Corporate equities[3]	111,575	1,142	86	—	112,803
Derivative and other contracts:
Interest rate	4,458	227,818	1,210	—	233,486
Credit	—	6,840	701	—	7,541
Foreign exchange	29	93,770	260	—	94,059
Equity	1,132	65,943	1,369	—	68,444
Commodity and other	1,818	10,108	2,723	—	14,649
Netting[1]	(5,488)	(310,534)	(1,351)	(62,956)	(380,329)
Total derivative and other contracts	1,949	93,945	4,912	(62,956)	37,850
Investments[4]	624	234	828	—	1,686
Physical commodities	—	3,260	—	—	3,260
Total trading assets[4]	183,406	172,840	15,619	(62,956)	308,909
Investment securities—AFS	46,354	61,225	2,804	—	110,383
Securities purchased under agreements to resell	—	12	3	—	15
Total assets at fair value	$229,760	$234,077	$18,426	$(62,956)	$419,307

39	March 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$3,395	$126	$—	$3,521
Trading liabilities:
U.S. Treasury and agency securities	10,204	1	—	—	10,205
Other sovereign government obligations	24,209	1,738	16	—	25,963
Corporate and other debt	—	8,468	—	—	8,468
Corporate equities[3]	67,822	172	63	—	68,057
Derivative and other contracts:
Interest rate	4,789	213,321	528	—	218,638
Credit	—	7,500	652	—	8,152
Foreign exchange	11	94,698	199	—	94,908
Equity	1,245	81,683	3,600	—	86,528
Commodity and other	1,758	9,418	1,014	—	12,190
Netting[1]	(5,488)	(310,534)	(1,351)	(58,105)	(375,478)
Total derivative and other contracts	2,315	96,086	4,642	(58,105)	44,938
Total trading liabilities	104,550	106,465	4,721	(58,105)	157,631
Securities sold under agreements to repurchase	—	671	444	—	1,115
Other secured financings	—	11,185	516	—	11,701
Borrowings	—	69,327	4,374	—	73,701
Total liabilities at fair value	$104,550	$191,043	$10,181	$(58,105)	$247,669
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
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At March 31, 2021	At December 31, 2020
Corporate	$14	$13
Secured lending facilities	914	648
Commercial Real Estate	347	916
Residential Real Estate	2,551	2,145
Securities-based lending and Other loans	8,863	7,426
Total	$12,689	$11,148
Unsettled Fair Value of Futures Contracts1

$ in millions	At March 31, 2021	At December 31, 2020
Customer and other receivables, net	$689	$434
1.These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.

For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 5 to the financial statements in the 2020 Form 10-K. During the current quarter, there were no significant revisions made to the Firm’s valuation techniques.
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended March 31,
$ in millions	2021	2020
U.S. Treasury and agency securities
Beginning balance	$9	$22
Realized and unrealized gains (losses)	—	5
Purchases	12	85
Sales	(9)	(21)
Net transfers	—	8
Ending balance	$12	$99
Unrealized gains (losses)	$—	$5
Other sovereign government obligations
Beginning balance	$268	$5
Realized and unrealized gains (losses)	—	1
Purchases	15	10
Sales	(256)	—
Net transfers	(10)	1
Ending balance	$17	$17
Unrealized gains (losses)	$—	$1
State and municipal securities
Beginning balance	$—	$1
Ending balance	$—	$1
Unrealized gains (losses)	$—	$—
MABS
Beginning balance	$322	$438
Realized and unrealized gains (losses)	51	(89)
Purchases	144	158
Sales	(103)	(140)
Net transfers	(40)	116
Ending balance	$374	$483
Unrealized gains (losses)	$(2)	$(92)
Loans and lending commitments
Beginning balance	$5,759	$5,073
Realized and unrealized gains (losses)	(26)	(102)
Purchases and originations	1,833	1,952
Sales	(2,060)	(529)
Settlements	(388)	(1,387)
Net transfers[1]	(73)	973
Ending balance	$5,045	$5,980
Unrealized gains (losses)	$(32)	$(101)

March 2021 Form 10-Q	40

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2021	2020
Corporate and other debt
Beginning balance	$3,435	$1,396
Realized and unrealized gains (losses)	(51)	(92)
Purchases and originations	867	585
Sales	(749)	(177)
Settlements	(255)	—
Net transfers	72	(4)
Ending balance	$3,319	$1,708
Unrealized gains (losses)	$2	$(90)
Corporate equities
Beginning balance	$86	$97
Realized and unrealized gains (losses)	16	(60)
Purchases	25	22
Sales	(46)	(40)
Net transfers	33	127
Ending balance	$114	$146
Unrealized gains (losses)	$18	$(54)
Investments
Beginning balance	$828	$858
Realized and unrealized gains (losses)	6	(63)
Purchases	64	15
Sales	(15)	(8)
Net transfers	41	(77)
Ending balance	$924	$725
Unrealized gains (losses)	$(6)	$(64)
Investment securities —AFS
Beginning balance	$2,804	$—
Realized and unrealized gains (losses)	(4)	—
Sales	(192)	—
Net transfers[2]	(2,481)	—
Ending balance	$127	$—
Unrealized gains (losses)	$(5)	$—
Securities purchased under agreements to resell
Beginning balance	$3	$—
Net transfers	(3)	—
Ending balance	$—	$—
Unrealized gains (losses)	$—	$—
Net derivatives: Interest rate
Beginning balance	$682	$777
Realized and unrealized gains (losses)	(413)	156
Purchases	31	61
Issuances	(17)	(7)
Settlements	83	(42)
Net transfers	325	(72)
Ending balance	$691	$873
Unrealized gains (losses)	$(403)	$111
Net derivatives: Credit
Beginning balance	$49	$124
Realized and unrealized gains (losses)	(4)	131
Purchases	19	26
Issuances	(8)	(21)
Settlements	(72)	(24)
Net transfers	(66)	(38)
Ending balance	$(82)	$198
Unrealized gains (losses)	$(13)	$123

	Three Months Ended March 31,
$ in millions	2021	2020
Net derivatives: Foreign exchange
Beginning balance	$61	$(31)
Realized and unrealized gains (losses)	(236)	(62)
Purchases	2	3
Issuances	(4)	(8)
Settlements	26	(8)
Net transfers	41	(44)
Ending balance	$(110)	$(150)
Unrealized gains (losses)	$(206)	$(164)
Net derivatives: Equity
Beginning balance	$(2,231)	$(1,684)
Realized and unrealized gains (losses)	63	635
Purchases	77	97
Issuances	(297)	(144)
Settlements	65	(167)
Net transfers	206	(113)
Ending balance	$(2,117)	$(1,376)
Unrealized gains (losses)	$12	$566
Net derivatives: Commodity and other
Beginning balance	$1,709	$1,612
Realized and unrealized gains (losses)	331	75
Purchases	7	3
Issuances	(1)	(3)
Settlements	(131)	157
Net transfers	29	5
Ending balance	$1,944	$1,849
Unrealized gains (losses)	$215	$22
Deposits
Beginning balance	$126	$179
Realized and unrealized losses (gains)	(4)	(6)
Issuances	11	12
Settlements	(2)	(5)
Net transfers	46	(63)
Ending balance	$177	$117
Unrealized losses (gains)	$(4)	$(6)
Nonderivative trading liabilities
Beginning balance	$79	$37
Realized and unrealized losses (gains)	(9)	(43)
Purchases	(20)	(82)
Sales	13	52
Net transfers	(1)	100
Ending balance	$62	$64
Unrealized losses (gains)	$(9)	$(43)
Securities sold under agreements to repurchase
Beginning balance	$444	$—
Realized and unrealized losses (gains)	(2)	—
Net transfers	(1)	—
Ending balance	$441	$—
Unrealized losses (gains)	$(2)	$—
Other secured financings
Beginning balance	$516	$109
Realized and unrealized losses (gains)	(5)	(12)
Issuances	370	2
Settlements	(322)	(115)
Net transfers	(4)	405
Ending balance	$555	$389
Unrealized losses (gains)	$(5)	$(12)

41	March 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2021	2020
Borrowings
Beginning balance	$4,374	$4,088
Realized and unrealized losses (gains)	(118)	(897)
Issuances	231	701
Settlements	(316)	(234)
Net transfers	91	340
Ending balance	$4,262	$3,998
Unrealized losses (gains)	$(116)	$(895)
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	(29)	(398)
1.Net transfers in the prior year quarter included the transfer of $857 million of equity margin loans from Level 2 to Level 3 as the significance of the margin loan rate input increased as a result of reduced liquidity.
2.Net transfers in the current quarter reflect the transfer of certain AFS securities from Level 3 to Level 2 due to increased trading activity and observability of pricing inputs.
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
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2021	At December 31, 2020
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$17	$268
Comparable pricing:
Bond price	N/M	106 points
MABS	$374	$322
Comparable pricing:
Bond price	0 to 80 points (51 points)	0 to 80 points (50 points)
Loans and lending commitments	$5,045	$5,759
Margin loan model:
Margin loan rate	1% to 5% (3%)	1% to 5% (3%)
Comparable pricing:
Loan price	75 to 102 points (98 points)	75 to 102 points (93 points)

Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2021	At December 31, 2020
Corporate and other debt	$3,319	$3,435
Comparable pricing:
Bond price	13 to 133 points (100 points)	10 to 133 points (101 points)
Discounted cash flow:
Recovery rate	40% to 62% (46% / 40%)	40% to 62% (46% / 40%)
Option model:
Equity volatility	18% to 21% (18%)	18% to 21% (19%)
Corporate equities	$114	$86
Comparable pricing:
Equity price	100%	100%
Investments	$924	$828
Discounted cash flow:
WACC	8% to 17% (15%)	8% to 18% (15%)
Exit multiple	8 to 17 times (12 times)	7 to 17 times (12 times)
Market approach:
EBITDA multiple	8 to 38 times (11 times)	8 to 32 times (11 times)
Comparable pricing:
Equity price	45% to 100% (99%)	45% to 100% (99%)
Investment securities —AFS	$127	$2,804
Comparable pricing:
Bond price	102 to 107 points (104 points)	97 to 107 points (101 points)
Net derivative and other contracts:
Interest rate	$691	$682
Option model:
IR volatility skew	23% to 111% (61% / 60%)	0% to 349% (62% / 59%)
IR curve correlation	74% to 98% (84% / 85%)	54% to 99% (87% / 89%)
Bond volatility	3% to 24% (12% / 8%)	6% to 24% (13% / 13%)
Inflation volatility	25% to 66% (45% / 43%)	25% to 66% (45% / 43%)
IR curve	1%	1%
Credit	$(82)	$49
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 85 points (45 points)	0 to 85 points (47 points)
Credit spread	14 to 439 bps (68 bps)	20 to 435 bps (74 bps)
Funding spread	21 to 134 bps (61 bps)	65 to 118 bps (86 bps)
Correlation model:
Credit correlation	29% to 47% (35%)	27% to 44% (32%)
Foreign exchange[2]	$(110)	$61
Option model:
IR - FX correlation	54% to 58% (55% 55%)	55% to 59% (56% / 56%)
IR volatility skew	23% to 111% (61% / 60%)	0% to 349% (62% / 59%)
IR curve	5% to 7% (6% / 7%)	6% to 8% (7% / 8%)
Foreign exchange volatility skew	-7% to -3% (-5% / -5%)	-22% to 28% (3% / 1%)
Contingency probability	90% to 95% (94% / 95%)	50% to 95% (83% / 93%)
Equity[2]	$(2,117)	$(2,231)
Option model:
Equity volatility	15% to 93% (39%)	16% to 97% (43%)
Equity volatility skew	-3% to 0% (-1%)	-3% to 0% (-1%)
Equity correlation	35% to 92% (65%)	24% to 96% (74%)
FX correlation	-79% to 60% (-22%)	-79% to 60% (-16%)
IR correlation	18% to 40% (20%)	-13% to 47% (21% / 20%)

March 2021 Form 10-Q	42

Notes to Consolidated Financial Statements (Unaudited)

Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2021	At December 31, 2020
Commodity and other	$1,944	$1,709
Option model:
Forward power price	$-2 to $226 ($29) per MWh	$-1 to $157 ($28) per MWh
Commodity volatility	8% to 76% (18%)	8% to 183% (19%)
Cross-commodity correlation	43% to 99% (93%)	43% to 99% (92%)
Liabilities Measured at Fair Value on a Recurring Basis
Deposits	$177	$126
Option model:
Equity volatility	7% to 23% (8%)	7% to 22% (8%)
Credit spreads	496 to 521 bps (508)	N/A
Nonderivative trading liabilities —Corporate equities	$49	$63
Comparable pricing:
Equity price	100%	100%
Securities sold under agreements to repurchase	$441	$444
Discounted cash flow:
Funding spread	114 to 133 bps (129 bps)	107 to 127 bps (115 bps)
Other secured financings	$555	$516
Discounted cash flow:
Funding spread	98 bps (98 bps)	111 bps (111 bps)
Comparable pricing:
Loan price	30 to 101 points (83 points)	30 to 101 points (56 points)
Borrowings	$4,262	$4,374
Option model:
Equity volatility	7% to 53% (22%)	6% to 66% (23%)
Equity volatility skew	-5% to 0% (0%)	-2% to 0% (0%)
Equity correlation	40% to 98% (80%)	37% to 95% (78%)
Equity - FX correlation	-72% to 5% (-36%)	-72% to 13% (-24%)
IR FX Correlation	-28% to 7% (-5% / -5%)	-28% to 6% (-6% / -6%)
Nonrecurring Fair Value Measurement
Loans	$1,149	$3,134
Corporate loan model:
Credit spread	114 to 433 bps (257 bps)	36 to 636 bps (336 bps)
Comparable pricing:
Loan price	47 to 88 bps (66 bps)	N/M
Warehouse model:
Credit spread	163 to 336 bps (288 bps)	200 to 413 bps (368 bps)
Comparable pricing:
Bond Price	N/A	88 to 99 bps (94 bps)
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
For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 5 to the financial statements in the 2020 Form 10-K. During the current quarter, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
Net Asset Value Measurements
Fund Interests

	At March 31, 2021		At December 31, 2020
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,286	$630	$2,367	$644
Real estate	1,467	212	1,403	136
Hedge[1]	64	—	59	—
Total	$3,817	$842	$3,829	$780
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
For a description of the Firm’s investments in private equity funds, real estate funds and hedge funds, which are measured based on NAV, see Note 5 to the financial statements in the 2020 Form 10-K.
See Note 14 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received. See Note 20 for information regarding unrealized carried interest at risk of reversal.
Nonredeemable Funds by Contractual Maturity

	Carrying Value at March 31, 2021
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,340	$413
5-10 years	795	395
Over 10 years	151	659
Total	$2,286	$1,467

43	March 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Nonrecurring Fair Value Measurements
Carrying and Fair Values

	At March 31, 2021
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$3,765	$1,149	$4,914
Intangibles	—	36	36
Other assets—Other investments	—	82	82
Total	$3,765	$1,267	$5,032
Liabilities
Other liabilities and accrued expenses—Lending commitments	$150	$66	$216
Total	$150	$66	$216

	At December 31, 2020
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,566	$3,134	$5,700
Other assets—Other investments	$—	$16	$16
Other assets—ROU assets	21	—	21
Total	$2,587	$3,150	$5,737
Liabilities
Other liabilities and accrued expenses—Lending commitments	$193	$72	$265
Total	$193	$72	$265
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Fair Value Remeasurements1

	Three Months Ended March 31,
$ in millions	2021	2020
Assets
Loans[2]	$(13)	$(713)
Goodwill	(8)	—
Intangibles	(2)	—
Other assets—Other investments[3]	(51)	—
Other assets—Premises, equipment and software[4]	(2)	(3)
Total	$(76)	$(716)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$4	$(316)
Total	$4	$(316)
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
Financial Instruments Not Measured at Fair Value

	At March 31, 2021
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$118,118	$118,118	$—	$—	$118,118
Investment securities—HTM	83,918	30,799	52,381	919	84,099
Securities purchased under agreements to resell	114,712	—	113,033	1,693	114,726
Securities borrowed	102,149	—	102,149	—	102,149
Customer and other receivables[1]	108,440	—	105,315	3,033	108,348
Loans[2]	159,123	—	26,419	133,977	160,396
Other assets	486	—	486	—	486
Financial liabilities
Deposits	$320,069	$—	$320,419	$—	$320,419
Securities sold under agreements to repurchase	53,535	—	53,577	—	53,577
Securities loaned	8,426	—	8,428	—	8,428
Other secured financings	4,412	—	4,413	—	4,413
Customer and other payables[1]	227,239	—	227,239	—	227,239
Borrowings	141,804	—	147,824	5	147,829
	Commitment Amount
Lending commitments[3]	$129,629	$—	$683	$340	$1,023

	At December 31, 2020
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$105,654	$105,654	$—	$—	$105,654
Investment securities—HTM	71,771	31,239	42,281	900	74,420
Securities purchased under agreements to resell	116,219	—	114,046	2,173	116,219
Securities borrowed	112,391	—	112,392	—	112,392
Customer and other receivables[1]	92,907	—	89,832	3,041	92,873
Loans[2]	150,597	—	16,635	135,277	151,912
Other assets	485	—	485	—	485
Financial liabilities
Deposits	$307,261	$—	$307,807	$—	$307,807
Securities sold under agreements to repurchase	49,472	—	49,315	195	49,510
Securities loaned	7,731	—	7,731	—	7,731
Other secured financings	4,162	—	4,162	—	4,162
Customer and other payables[1]	224,951	—	224,951	—	224,951
Borrowings	143,378	—	150,824	5	150,829
	Commitment Amount
Lending commitments[3]	$125,498	$—	$709	$395	$1,104
1.Accrued interest and dividend receivables and payables have been excluded. Carrying value approximates fair value for these receivables and payables.
2.Amounts include loans measured at fair value on a nonrecurring basis.
3.Represents Lending commitments accounted for as Held for Investment and Held for Sale. For a further discussion on lending commitments, see Note 14.

March 2021 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At March 31, 2021	At December 31, 2020
Business Unit Responsible for Risk Management
Equity	$36,687	$33,952
Interest rates	28,719	31,222
Commodities	4,948	5,078
Credit	1,235	1,344
Foreign exchange	2,433	2,105
Total	$74,022	$73,701
Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended March 31,
$ in millions	2021	2020
Trading revenues	$2,485	$3,447
Interest expense	73	83
Net revenues[1]	$2,412	$3,364
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended March 31,
	2021		2020
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other debt[1]	$158	$—	$(281)	$—
Lending commitments	—	—	2	—
Deposits	—	(1)	—	72
Borrowings	(17)	185	(5)	4,948

$ in millions	At March 31, 2021	At December 31, 2020
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(3,173)	$(3,357)
1.Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At March 31, 2021	At December 31, 2020
Loans and other debt[2]	$13,124	$14,042
Nonaccrual loans[2]	10,890	11,551
Borrowings[3]	(1,853)	(3,773)
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
Fair Value Loans on Nonaccrual Status

$ in millions	At March 31, 2021	At December 31, 2020
Nonaccrual loans	$1,158	$1,407
Nonaccrual loans 90 or more days past due	$192	$239
7. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at March 31, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$449	$24	$—	$473
Foreign exchange	314	10	—	324
Total	763	34	—	797
Not designated as accounting hedges
Economic loan hedges
Credit	1	25	—	26
Other derivatives
Interest rate	180,315	9,460	459	190,234
Credit	5,572	3,856	—	9,428
Foreign exchange	81,019	1,615	62	82,696
Equity	32,417	—	35,498	67,915
Commodity and other	12,902	—	3,701	16,603
Total	312,226	14,956	39,720	366,902
Total gross derivatives	$312,989	$14,990	$39,720	$367,699
Amounts offset
Counterparty netting	(230,463)	(13,140)	(36,466)	(280,069)
Cash collateral netting	(45,005)	(1,774)	(1)	(46,780)
Total in Trading assets	$37,521	$76	$3,253	$40,850
Amounts not offset[1]
Financial instruments collateral	(14,142)	—	—	(14,142)
Other cash collateral	(413)	—	—	(413)
Net amounts	$22,966	$76	$3,253	$26,295
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$5,039

45	March 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at March 31, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$6	$—	$6
Foreign exchange	3	40	—	43
Total	3	46	—	49
Not designated as accounting hedges
Economic loan hedges
Credit	20	242	—	262
Other derivatives
Interest rate	166,601	8,935	687	176,223
Credit	5,553	4,309	—	9,862
Foreign exchange	77,495	1,483	42	79,020
Equity	47,147	—	37,556	84,703
Commodity and other	10,563	—	3,635	14,198
Total	307,379	14,969	41,920	364,268
Total gross derivatives	$307,382	$15,015	$41,920	$364,317
Amounts offset
Counterparty netting	(230,463)	(13,140)	(36,466)	(280,069)
Cash collateral netting	(43,611)	(851)	—	(44,462)
Total in Trading liabilities	$33,308	$1,024	$5,454	$39,786
Amounts not offset[1]
Financial instruments collateral	(6,818)	—	(2,113)	(8,931)
Other cash collateral	(25)	(5)	—	(30)
Net amounts	$26,465	$1,019	$3,341	$30,825
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				7,637

	Assets at December 31, 2020
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$946	$2	$—	$948
Foreign exchange	5	2	—	7
Total	951	4	—	955
Not designated as accounting hedges
Economic loan hedges
Credit[1]	2	51	—	53
Other derivatives
Interest rate	221,895	10,343	300	232,538
Credit[1]	5,341	2,147	—	7,488
Foreign exchange	92,334	1,639	79	94,052
Equity	34,278	—	34,166	68,444
Commodity and other	11,095	—	3,554	14,649
Total	364,945	14,180	38,099	417,224
Total gross derivatives	$365,896	$14,184	$38,099	$418,179
Amounts offset
Counterparty netting	(276,682)	(11,601)	(35,260)	(323,543)
Cash collateral netting	(54,921)	(1,865)	—	(56,786)
Total in Trading assets	$34,293	$718	$2,839	$37,850
Amounts not offset[2]
Financial instruments collateral	(13,319)	—	—	(13,319)
Other cash collateral	(391)	—	—	(391)
Net amounts	$20,583	$718	$2,839	$24,140
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,743

	Liabilities at December 31, 2020
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$19	$—	$19
Foreign exchange	291	99	—	390
Total	291	118	—	409
Not designated as accounting hedges
Economic loan hedges
Credit[1]	18	177	—	195
Other derivatives
Interest rate	210,015	7,965	639	218,619
Credit[1]	5,275	2,682	—	7,957
Foreign exchange	92,975	1,500	43	94,518
Equity	49,943	—	36,585	86,528
Commodity and other	8,831	—	3,359	12,190
Total	367,057	12,324	40,626	420,007
Total gross derivatives	$367,348	$12,442	$40,626	$420,416
Amounts offset
Counterparty netting	(276,682)	(11,601)	(35,260)	(323,543)
Cash collateral netting	(51,112)	(823)	—	(51,935)
Total in Trading liabilities	$39,554	$18	$5,366	$44,938
Amounts not offset[2]
Financial instruments collateral	(10,598)	—	(1,520)	(12,118)
Other cash collateral	(62)	(3)	—	(65)
Net amounts	$28,894	$15	$3,846	$32,755
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,746
1.Certain prior period amounts have been reclassified to conform to the current presentation.
2.Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
See Note 5 for information related to the unsettled fair value of futures contracts not designated as accounting hedges, which are excluded from the previous tables.
Notionals of Derivative Contracts

	Assets at March 31, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$4	$117	$—	$121
Foreign exchange	12	1	—	13
Total	16	118	—	134
Not designated as accounting hedges
Economic loan hedges
Credit	—	—	—	—
Other derivatives
Interest rate	4,292	7,562	606	12,460
Credit	198	134	—	332
Foreign exchange	3,479	101	7	3,587
Equity	453	—	402	855
Commodity and other	119	—	74	193
Total	8,541	7,797	1,089	17,427
Total gross derivatives	$8,557	$7,915	$1,089	$17,561

March 2021 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at March 31, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$86	$—	$86
Foreign exchange	1	2	—	3
Total	1	88	—	89
Not designated as accounting hedges
Economic loan hedges
Credit	1	7	—	8
Other derivatives
Interest rate	4,361	7,366	625	12,352
Credit	200	136	—	336
Foreign exchange	3,544	98	10	3,652
Equity	527	—	664	1,191
Commodity and other	102	—	78	180
Total	8,735	7,607	1,377	17,719
Total gross derivatives	$8,736	$7,695	$1,377	$17,808

	Assets at December 31, 2020
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$6	$123	$—	$129
Foreign exchange	2	—	—	2
Total	8	123	—	131
Not designated as accounting hedges
Economic loan hedges
Credit[1]	—	1	—	1
Other derivatives
Interest rate	3,847	6,946	409	11,202
Credit[1]	140	87	—	227
Foreign exchange	3,046	103	10	3,159
Equity	444	—	367	811
Commodity and other	107	—	68	175
Total	7,584	7,137	854	15,575
Total gross derivatives	$7,592	$7,260	$854	$15,706

	Liabilities at December 31, 2020
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$80	$—	$80
Foreign exchange	11	3	—	14
Total	11	83	—	94
Not designated as accounting hedges
Economic loan hedges
Credit[1]	1	5	—	6
Other derivatives
Interest rate	4,000	6,915	511	11,426
Credit[1]	142	93	—	235
Foreign exchange	3,180	102	11	3,293
Equity	474	—	591	1,065
Commodity and other	93	—	68	161
Total	7,890	7,115	1,181	16,186
Total gross derivatives	$7,901	$7,198	$1,181	$16,280
1.Certain prior period amounts have been reclassified to conform to the current presentation.
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 7 to the financial statements in the 2020 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended
	March 31,
$ in millions	2021	2020
Fair value hedges—Recognized in Interest income
Interest rate contracts	$831	$(64)
Investment Securities—AFS	(772)	65
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(4,108)	$6,667
Deposits	36	(261)
Borrowings	4,021	(6,432)
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$405	$410
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	1	33
Fair Value Hedges—Hedged Items

$ in millions	At March 31, 2021	At December 31, 2020
Investment Securities—AFS
Amortized cost basis currently or previously hedged	$20,960	$16,288
Basis adjustments included in amortized cost[1]	$(767)	$(39)
Deposits
Carrying amount currently or previously hedged	$8,808	$15,059
Basis adjustments included in carrying amount[1]	$57	$93
Borrowings
Carrying amount currently or previously hedged	$109,974	$114,349
Basis adjustments included in carrying amount—Outstanding hedges	$2,523	$6,575
Basis adjustments included in carrying amount—Terminated hedges	$(764)	$(756)
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Economic Loan Hedges

	Three Months Ended
	March 31,
$ in millions	2021	2020
Recognized in Other Revenues
Credit contracts[1]	$(105)	$255
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans,
Net Derivative Liabilities and Collateral Posted

$ in millions	At March 31, 2021	At December 31, 2020
Net derivative liabilities with credit risk-related contingent features	$26,188	$30,421
Collateral posted	13,954	23,842

47	March 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At March 31, 2021
One-notch downgrade	$231
Two-notch downgrade	242
Bilateral downgrade agreements included in the amounts above[1]	$336
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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at March 31, 2021
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$10	$20	$32	$14	$76
Non-investment grade	7	10	17	6	40
Total	$17	$30	$49	$20	$116
Index and basket CDS
Investment grade	$2	$6	$86	$45	$139
Non-investment grade	6	7	38	21	72
Total	$8	$13	$124	$66	$211
Total CDS sold	$25	$43	$173	$86	$327
Other credit contracts	—	—	—	—	—
Total credit protection sold	$25	$43	$173	$86	$327
CDS protection sold with identical protection purchased					$282

	Years to Maturity at December 31, 2020
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$9	$19	$32	$9	$69
Non-investment grade	7	10	17	2	36
Total	$16	$29	$49	$11	$105
Index and basket CDS
Investment grade	$2	$5	$39	$14	$60
Non-investment grade	6	9	29	14	58
Total	$8	$14	$68	$28	$118
Total CDS sold	$24	$43	$117	$39	$223
Other credit contracts	—	—	—	—	—
Total credit protection sold	$24	$43	$117	$39	$223
CDS protection sold with identical protection purchased					$196
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At March 31, 2021	At December 31, 2020
Single-name CDS
Investment grade	$1,447	$1,230
Non-investment grade	(319)	(22)
Total	$1,128	$1,208
Index and basket CDS
Investment grade	$1,617	$843
Non-investment grade	(407)	(824)
Total	$1,210	$19
Total CDS sold	$2,338	$1,227
Other credit contracts	(3)	(4)
Total credit protection sold	$2,335	$1,223
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
Protection Purchased with CDS

	Notional
$ in billions	At March 31, 2021	At December 31, 2020
Single name	$126	$116
Index and basket	208	116
Tranched index and basket	15	14
Total	$349	$246

	Fair Value Asset (Liability)
$ in millions	At March 31, 2021	At December 31, 2020
Single name	$(1,460)	$(1,452)
Index and basket	(1,187)	(57)
Tranched index and basket	(361)	(329)
Total	$(3,008)	$(1,838)
The Firm enters into credit derivatives, principally CDS, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Firm’s counterparties for these derivatives are banks, broker-dealers, and insurance and other financial institutions.
The fair value amounts as shown in the previous tables are prior to cash collateral or counterparty netting. For further information on credit derivatives and other contracts, see Note 7 to the financial statements in the 2020 Form 10-K.

March 2021 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)
8. Investment Securities
AFS and HTM Securities

	At March 31, 2021
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$49,661	$751	$40	$50,372
U.S. agency securities[2]	32,563	473	210	32,826
Agency CMBS	17,621	370	92	17,899
Corporate bonds	1,651	33	1	1,683
State and municipal securities	178	33	—	211
FFELP student loan ABS[3]	1,966	12	11	1,967
Other ABS	330	—	—	330
Total AFS securities	103,970	1,672	354	105,288
HTM securities
U.S. Treasury securities	29,687	1,181	69	30,799
U.S. agency securities[2]	50,798	322	1,237	49,883
Agency CMBS	2,540	—	42	2,498
Non-agency CMBS	893	31	5	919
Total HTM securities	83,918	1,534	1,353	84,099
Total investment securities	$187,888	$3,206	$1,707	$189,387

	At December 31, 2020
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$45,345	$1,010	$—	$46,355
U.S. agency securities[2]	37,389	762	25	38,126
Agency CMBS	19,982	465	9	20,438
Corporate bonds	1,694	42	—	1,736
State and municipal securities	1,461	103	1	1,563
FFELP student loan ABS[3]	1,735	7	26	1,716
Other ABS	449	—	—	449
Total AFS securities	108,055	2,389	61	110,383
HTM securities
U.S. Treasury securities	29,346	1,893	—	31,239
U.S. agency securities[2]	38,951	704	8	39,647
Agency CMBS	2,632	4	2	2,634
Non-agency CMBS	842	58	—	900
Total HTM securities	71,771	2,659	10	74,420
Total investment securities	$179,826	$5,048	$71	$184,803
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and CMOs.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
Investment Securities in an Unrealized Loss Position

	At March 31, 2021		At December 31, 2020
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$12,312	$40	$151	$—
Total	12,312	40	151	—
U.S. agency securities
Less than 12 months	10,657	208	5,808	22
12 months or longer	994	2	1,168	3
Total	11,651	210	6,976	25
Agency CMBS
Less than 12 months	3,924	92	2,779	9
12 months or longer	45	—	46	—
Total	3,969	92	2,825	9
Corporate bonds
Less than 12 months	52	1	—	—
12 months or longer	10	—	31	—
Total	62	1	31	—
State and municipal securities
Less than 12 months	14	—	86	—
12 months or longer	—	—	36	1
Total	14	—	122	1
FFELP student loan ABS
Less than 12 months	243	—	—	—
12 months or longer	889	11	1,077	26
Total	1,132	11	1,077	26
Total AFS securities in an unrealized loss position
Less than 12 months	27,202	341	8,824	31
12 months or longer	1,938	13	2,358	30
Total	$29,140	$354	$11,182	$61
For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2 in the 2020 Form 10-K. Additionally, the Firm does not intend to sell the securities and is not likely to be required to sell the securities prior to recovery of the amortized cost basis. Furthermore, the securities have not experienced credit losses as they are predominantly investment grade and the Firm expects to recover the amortized cost basis.
The HTM securities net carrying amounts at March 31, 2021 and December 31, 2020 reflect ACL of $24 million and $26 million, respectively, related to Non-agency CMBS. See Note 2 in the 2020 Form 10-K for a description of the ACL methodology used beginning in 2020 following the Firm’s adoption of CECL. As of March 31, 2021, and December 31, 2020, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 15 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, FFELP student loan ABS and other ABS.

49	March 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Investment Securities by Contractual Maturity

	At March 31, 2021
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield
AFS securities
U.S. Treasury securities:
Due within 1 year	$12,458	$12,530	1.2%
After 1 year through 5 years	24,474	25,043	1.4%
After 5 years through 10 years	12,729	12,799	1.0%
Total	49,661	50,372
U.S. agency securities:
Due within 1 year	3	3	1.5%
After 1 year through 5 years	142	146	1.5%
After 5 years through 10 years	1,314	1,347	1.8%
After 10 years	31,104	31,330	1.6%
Total	32,563	32,826
Agency CMBS:
Due within 1 year	65	65	2.0%
After 1 year through 5 years	948	964	1.3%
After 5 years through 10 years	12,812	13,123	1.5%
After 10 years	3,796	3,747	1.2%
Total	17,621	17,899
Corporate bonds:
Due within 1 year	397	400	2.4%
After 1 year through 5 years	1,147	1,174	2.7%
After 5 years through 10 years	97	99	2.2%
After 10 years	10	10	1.6%
Total	1,651	1,683
State and municipal securities:
Due within 1 year	3	3	1.8%
After 1 year through 5 years	16	17	2.2%
After 5 years through 10 years	24	33	2.4%
After 10 Years	135	158	4.4%
Total	178	211
FFELP student loan ABS:
Due within 1 year	33	32	0.8%
After 1 year through 5 years	73	72	0.8%
After 5 years through 10 years	216	212	0.8%
After 10 years	1,644	1,651	1.1%
Total	1,966	1,967
Other ABS:
After 1 year through 5 years	330	330	0.4%
Total	330	330
Total AFS securities	103,970	105,288	1.4%

HTM securities
U.S. Treasury securities:
Due within 1 year	3,148	3,184	2.0%
After 1 year through 5 years	18,837	19,494	1.7%
After 5 years through 10 years	6,322	6,740	2.3%
After 10 years	1,380	1,381	2.2%
Total	29,687	30,799
U.S. agency securities:
After 5 years through 10 years	601	620	2.0%
After 10 years	50,197	49,263	1.7%
Total	50,798	49,883

	At March 31, 2021
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield
Agency CMBS:
Due within 1 year	21	21	2.4%
After 1 year through 5 years	1,060	1,056	1.4%
After 5 years through 10 years	1,216	1,191	1.2%
After 10 years	243	230	1.5%
Total	2,540	2,498
Non-agency CMBS:
Due within 1 year	153	153	4.5%
After 1 year through 5 years	51	52	2.7%
After 5 years through 10 years	633	656	3.7%
After 10 years	56	58	4.0%
Total	893	919
Total HTM securities	83,918	84,099	1.8%
Total investment securities	$187,888	$189,387	1.6%
1.Amounts are net of any ACL.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended March 31,
$ in millions	2021	2020
Gross realized gains	$145	$49
Gross realized (losses)	(11)	(8)
Total[1]	$134	$41
1.Realized gains and losses are recognized in Other revenues in the income statements.
9. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At March 31, 2021
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$215,594	$(100,873)	$114,721	$(111,166)	$3,555
Securities borrowed	113,488	(11,339)	102,149	(98,254)	3,895
Liabilities
Securities sold under agreements to repurchase	$155,497	$(100,873)	$54,624	$(45,364)	$9,260
Securities loaned	19,765	(11,339)	8,426	(8,187)	239
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$3,203
Securities borrowed					591
Securities sold under agreements to repurchase					8,198
Securities loaned					159

March 2021 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2020
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$264,140	$(147,906)	$116,234	$(114,108)	$2,126
Securities borrowed	124,921	(12,530)	112,391	(107,434)	4,957
Liabilities
Securities sold under agreements to repurchase	$198,493	$(147,906)	$50,587	$(43,960)	$6,627
Securities loaned	20,261	(12,530)	7,731	(7,430)	301
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,870
Securities borrowed					596
Securities sold under agreements to repurchase					6,282
Securities loaned					128
1.Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
For further discussion of the Firm’s collateralized transactions, see Note 2 and Note 9 to the financial statements in the 2020 Form 10-K. For information related to offsetting of derivatives, see Note 7.
Gross Secured Financing Balances by Remaining Contractual Maturity

	At March 31, 2021
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$52,398	$49,603	$14,078	$39,418	$155,497
Securities loaned	13,850	—	59	5,856	19,765
Total included in the offsetting disclosure	$66,248	$49,603	$14,137	$45,274	$175,262
Trading liabilities— Obligation to return securities received as collateral	18,877	—	—	—	18,877
Total	$85,125	$49,603	$14,137	$45,274	$194,139

	At December 31, 2020
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$84,349	$60,853	$26,221	$27,070	$198,493
Securities loaned	15,267	247	—	4,747	20,261
Total included in the offsetting disclosure	$99,616	$61,100	$26,221	$31,817	$218,754
Trading liabilities— Obligation to return securities received as collateral	16,389	—	—	—	16,389
Total	$116,005	$61,100	$26,221	$31,817	$235,143
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At March 31, 2021	At December 31, 2020
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$50,124	$94,662
Other sovereign government obligations	71,250	71,140
Corporate equities	22,618	24,692
Other	11,505	7,999
Total	$155,497	$198,493
Securities loaned
Other sovereign government obligations	$2,642	$3,430
Corporate equities	17,027	16,536
Other	96	295
Total	$19,765	$20,261
Total included in the offsetting disclosure	$175,262	$218,754
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$18,859	$16,365
Other	18	24
Total	$18,877	$16,389
Total	$194,139	$235,143
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At March 31, 2021	At December 31, 2020
Trading assets	$36,872	$30,954
The Firm pledges certain of its trading assets to collateralize securities sold under agreements to repurchase, securities loaned, other secured financings and derivatives and to cover customer short sales. Counterparties may or may not have the right to sell or repledge the collateral.
Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the balance sheets.
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At March 31, 2021	At December 31, 2020
Collateral received with right to sell or repledge	$705,299	$724,818
Collateral that was sold or repledged[1]	535,192	523,648
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

51	March 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Securities Segregated for Regulatory Purposes

$ in millions	At March 31, 2021	At December 31, 2020
Segregated securities[1]	$31,143	$34,106
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheets.
Customer Margin and Other Lending

$ in millions	At March 31, 2021	At December 31, 2020
Margin and other lending	$82,544	$74,714
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
For a further discussion of the Firm’s margin lending activities, see Note 9 to the financial statements in the 2020 Form 10-K.
Also included in the amounts in the previous table is non-purpose securities-based lending on non-bank entities in the Wealth Management business segment.
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 13.
10. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At March 31, 2021
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$5,185	$11,824	$17,009
Secured lending facilities	25,886	3,025	28,911
Commercial real estate	7,277	504	7,781
Residential real estate	36,843	51	36,894
Securities-based lending and Other loans	69,206	84	69,290
Total loans	144,397	15,488	159,885
ACL	(762)		(762)
Total loans, net	$143,635	$15,488	$159,123
Fixed rate loans, net			$35,153
Floating or adjustable rate loans, net			123,970
Loans to non-U.S. borrowers, net			22,518

	At December 31, 2020
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$6,046	$8,580	$14,626
Secured lending facilities	25,727	3,296	29,023
Commercial real estate	7,346	822	8,168
Residential real estate	35,268	48	35,316
Securities-based lending and Other loans	64,232	67	64,299
Total loans	138,619	12,813	151,432
ACL	(835)		(835)
Total loans, net	$137,784	$12,813	$150,597
Fixed rate loans, net			$32,796
Floating or adjustable rate loans, net			117,801
Loans to non-U.S. borrowers, net			21,081
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 10 to the financial statements in the 2020 Form 10-K.
Note 5 for further information regarding Loans and lending commitments held at fair value. See Note 14 for details of current commitments to lend in the future.
Loans Held for Investment before Allowance by Origination Year

	At March 31, 2021			At December 31, 2020
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$1,432	$2,721	$4,153	$1,138	$3,231	$4,369
2021	—	21	21
2020	184	25	209	585	80	665
2019	11	191	202	204	202	406
2018	195	—	195	195	—	195
2017	—	63	63	—	64	64
Prior	242	100	342	247	100	347
Total	$2,064	$3,121	$5,185	$2,369	$3,677	$6,046

	At March 31, 2021			At December 31, 2020
	Secured lending facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$5,356	$14,141	$19,497	$4,711	$14,510	$19,221
2021	—	366	366
2020	123	216	339	162	253	415
2019	258	1,762	2,020	260	1,904	2,164
2018	587	1,335	1,922	614	1,432	2,046
2017	245	461	706	245	581	826
Prior	—	1,036	1,036	—	1,055	1,055
Total	$6,569	$19,317	$25,886	$5,992	$19,735	$25,727

	At March 31, 2021			At December 31, 2020
	Commercial real estate
$ in millions	IG	NIG	Total	IG	NIG	Total
2021	$—	$198	$198
2020	135	969	1,104	$95	$943	$1,038
2019	1,151	1,629	2,780	1,074	1,848	2,922
2018	704	780	1,484	746	774	1,520
2017	366	354	720	412	387	799
Prior	100	891	991	100	967	1,067
Total	$2,456	$4,821	$7,277	$2,427	$4,919	$7,346

March 2021 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

	At March 31, 2021
	Residential real estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$73	$32	$5	$110	$—	$110
2021	2,544	487	42	2,879	194	3,073
2020	8,790	1,806	145	10,170	571	10,741
2019	5,385	1,218	161	6,344	420	6,764
2018	2,208	573	73	2,624	230	2,854
2017	2,596	656	83	3,101	234	3,335
Prior	7,244	2,343	379	9,046	920	9,966
Total	$28,840	$7,115	$888	$34,274	$2,569	$36,843

	At December 31, 2020
	Residential real estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$85	$32	$5	$122	$—	$122
2020	8,948	1,824	149	10,338	583	10,921
2019	5,592	1,265	168	6,584	441	7,025
2018	2,320	604	75	2,756	243	2,999
2017	2,721	690	89	3,251	249	3,500
2016	3,324	884	118	4,035	291	4,326
Prior	4,465	1,626	284	5,684	691	6,375
Total	$27,455	$6,925	$888	$32,770	$2,498	$35,268

	At March 31, 2021
	Securities-based lending[1]	Other[2]
$ in millions		Investment Grade	Non-Investment Grade	Total
Revolving	$56,025	$5,609	$601	$62,235
2021	—	53	19	72
2020	38	794	547	1,379
2019	17	1,141	637	1,795
2018	232	364	439	1,035
2017	—	645	135	780
Prior	16	1,570	324	1,910
Total	$56,328	$10,176	$2,702	$69,206

	December 31, 2020
	Securities-based lending[1]	Other[2]
$ in millions		Investment Grade	Non-Investment Grade	Total
Revolving	$51,667	$4,816	$555	$57,038
2020	—	1,073	590	1,663
2019	18	1,156	623	1,797
2018	232	407	403	1,042
2017	—	654	122	776
2016	—	566	111	677
Prior	16	1,066	157	1,239
Total	$51,933	$9,738	$2,561	$64,232
1. Securities-based loans are subject to collateral maintenance provisions, and at March 31, 2021 and December 31, 2020, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2020 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment.
Past Due Loans Held for Investment before Allowance1

$ in millions	At March 31, 2021	At December 31, 2020
Residential real estate	$240	$332
Securities-based lending and Other loans	—	31
Total	$240	$363

1.The majority of the amounts are past due for a period of less than 90 days as of March 31, 2021 and December 31, 2020.
Nonaccrual Loans Held for Investment before Allowance

$ in millions	At March 31, 2021	At December 31, 2020
Corporate	$149	$164
Commercial real estate	84	152
Residential real estate	108	97
Securities-based lending and Other loans	164	178
Total[1]	$505	$591
Nonaccrual loans without an ACL	$99	$90
1.Includes all HFI loans that are 90 days or more past due as of March 31, 2021 and December 31, 2020.
See Note 2 to the financial statements in the 2020 Form 10-K for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans.
Troubled Debt Restructurings

$ in millions	At March 31, 2021	At December 31, 2020
Loans, before ACL	$72	$167
Lending commitments	—	27
ACL on Loans and Lending commitments	20	36
Troubled debt restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions. See Note 2 to the financial statements in the 2020 Form 10-K for further information on TDR guidance issued by Congress in the CARES Act as well as by the U.S. banking agencies.
Allowance for Credit Losses Rollforward—Loans

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2020	$309	$198	$211	$59	$58	$835
Gross charge-offs	(1)	—	(9)	—	—	(10)
Provision for credit losses	(56)	(3)	5	(5)	1	(58)
Other	(2)	(2)	(1)	—	—	(5)
March 31, 2021	$250	$193	$206	$54	$59	$762

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2019	$115	$101	$75	$25	$33	$349
Effect of CECL adoption	(2)	(42)	34	21	(2)	9
Gross charge-offs	(32)	—	—	—	—	(32)
Provision for credit losses	177	29	66	1	19	292
Other	—	—	(1)	—	—	(1)
March 31, 2020	$258	$88	$174	$47	$50	$617

53	March 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2020	$323	$38	$11	$1	$23	$396
Provision for credit losses	(33)	(4)	(2)	—	(1)	(40)
Other	(1)	1	(1)	—	(1)	(2)
March 31, 2021	$289	$35	$8	$1	$21	$354

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2019	$201	$27	$7	$—	$6	$241
Effect of CECL adoption	(41)	(11)	1	2	(1)	(50)
Provision for credit losses	91	16	5	—	3	115
Other	(2)	—	—	—	—	(2)
March 31, 2020	$249	$32	$13	$2	$8	$304
CRE—Commercial real estate
SBL—Securities-based lending
The aggregate allowance for loans and lending commitments decreased in the current quarter, primarily reflecting a release in the allowance for credit losses within the Institutional Securities business segment. The allowance release was primarily a result of improvements in the outlook for macroeconomic conditions and the impact of paydowns on Corporate loans, including by lower-rated borrowers.The base scenario used in our ACL models as of March 31, 2021 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product. The base scenario, among other things, assumes a continued recovery over the forecast period with U.S. GDP reaching pre-COVID-19 levels by the third quarter of 2021, supported by fiscal stimulus and accommodative monetary policy. For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 10 to the financial statements in the 2020 Form 10-K.
Employee Loans

$ in millions	At March 31, 2021	At December 31, 2020
Currently employed by the Firm[1]	$3,152	$3,100
No longer employed by the Firm[2]	142	$140
Employee loans	$3,294	$3,240
ACL[3]	(168)	(165)
Employee loans, net of ACL	$3,126	$3,075
Remaining repayment term, weighted average in years	5.4	5.3
1.These loans were predominantly current as of March 31, 2021 and December 31, 2020.
2.These loans were predominantly past due for a period of 90 days or more as of March 31, 2021 and December 31, 2020.

Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives, are full recourse and generally require periodic repayments, and are due in full upon termination of employment with the Firm. These loans are recorded in Customer and other receivables in the balance sheets. The ACL as of March 31, 2021 and December 31, 2020 was calculated under the CECL methodology. The related provision is recorded in Compensation and benefits expense in the income statements. See Note 2 to the financial statements in the 2020 Form 10-K for a description of the CECL allowance methodology, including credit quality indicators, for employee loans.
11. Other Assets—Equity Method Investments
Equity Method Investments

$ in millions	At March 31, 2021	At December 31, 2020
Investments	$2,264	$2,410

	Three Months Ended March 31,
$ in millions	2021	2020
Income (loss)	$(24)	$29
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
Japanese Securities Joint Venture

	Three Months Ended March 31,
$ in millions	2021	2020
Income from investment in MUMSS	$32	$32
For more information on Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) and other relationships with Mitsubishi UFJ Financial Group, Inc., see Note 12 to the financial statements in the 2020 Form 10-K.
12. Deposits
Deposits

$ in millions	At March 31, 2021	At December 31, 2020
Savings and demand deposits	$298,987	$279,221
Time deposits	24,151	31,561
Total	$323,138	$310,782
Deposits subject to FDIC insurance	$243,214	$234,211
Time deposits that equal or exceed the FDIC insurance limit	$16	$16

March 2021 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
Time Deposit Maturities

$ in millions	At March 31, 2021
2021	$10,697
2022	5,263
2023	4,088
2024	2,813
2025	770
Thereafter	520
Total	$24,151
13. Borrowings and Other Secured Financings
Borrowings

$ in millions	At March 31, 2021	At December 31, 2020
Original maturities of one year or less	$7,559	$3,691
Original maturities greater than one year
Senior	$197,474	$202,305
Subordinated	10,793	11,083
Total	$208,267	$213,388
Total borrowings	$215,826	$217,079
Weighted average stated maturity, in years[1]	7.4	7.3
1.Only includes borrowings with original maturities greater than one year.
Other Secured Financings

$ in millions	At March 31, 2021	At December 31, 2020
Original maturities:
One year or less	$4,613	$10,453
Greater than one year	4,800	5,410
Total	$9,413	$15,863
Transfers of assets accounted for as secured financings	$1,398	$1,529
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
14. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at March 31, 2021
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$16,895	$38,987	$40,975	$6,091	$102,948
Secured lending facilities	5,806	5,967	1,552	269	13,594
Commercial and Residential real estate	435	129	19	247	830
Securities-based lending and Other	11,348	3,229	259	509	15,345
Forward-starting secured financing receivables	73,016	—	—	—	73,016
Central counterparty	300	—	—	6,404	6,704
Underwriting	234	—	—	—	234
Investment activities	811	267	62	337	1,477
Letters of credit and other financial guarantees	30	—	—	3	33
Total	$108,875	$48,579	$42,867	$13,860	$214,181
Lending commitments participated to third parties					$8,703
Forward-starting secured financing receivables settled within three business days					$61,198
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 15 to the financial statements in the 2020 Form 10-K.

Guarantees

	At March 31, 2021
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,455,210	$934,991	$361,616	$796,992	$(54,255)
Standby letters of credit and other financial guarantees issued[2]	1,368	1,189	681	3,648	70
Market value guarantees	82	23	—	—	—
Liquidity facilities	4,116	—	—	—	5
Whole loan sales guarantees	—	—	52	23,125	—
Securitization representations and warranties[3]	—	—	—	68,451	(42)
General partner guarantees	231	136	32	124	(59)
Client clearing guarantees	51	—	—	—	—

1.The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. For further information on derivatives contracts, see Note 7
2.These amounts include certain issued standby letters of credit participated to third parties, totaling $0.5 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of March 31, 2021, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $73 million.
3.Primarily related to residential mortgage securitizations.

55	March 2021 Form 10-Q

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
For more information on the nature of the obligations and related business activities for our guarantees, see Note 15 to the financial statements in the 2020 Form 10-K.
Other Guarantees and Indemnities
In the normal course of business, the Firm provides guarantees and indemnifications in a variety of transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications related to indemnities, exchange and clearinghouse member guarantees and merger and acquisition guarantees are described in Note 15 to the financial statements in the 2020 Form 10-K.
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
On September 23, 2014, Financial Guaranty Insurance Company (“FGIC”) filed a complaint against the Firm in the Supreme Court of the State of New York County (“Supreme Court of NY”) styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. relating to the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and

March 2021 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)
warranties and defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees, interest and costs. On January 23, 2017, the court denied the Firm’s motion to dismiss the complaint. On September 13, 2018, the Appellate Division, First Department (“First Department”) affirmed in part and reversed in part the lower court’s order denying the Firm’s motion to dismiss the complaint. On December 20, 2018, the First Department denied plaintiff’s motion for leave to appeal to the New York Court of Appeals (“Court of Appeals”) or, in the alternative, for re-argument. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and FGIC that the Firm did not repurchase, plus pre- and post- judgment interest, fees and costs, as well as claim payments that FGIC has made and will make in the future. In addition, plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.
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
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts, the prior set-off by the Firm of approximately €124 million (approximately $145 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority’s appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On June 22, 2020, the Firm filed an appeal against the decision of the Court of Appeal in Amsterdam before the Dutch High Court. On January 29, 2021, the Advocate General of the Dutch High Court in matters re-styled Case number 15/3637 and Case number 15/4353 issued an advisory opinion on the Firm’s appeal, which rejected the Firm’s principal grounds of appeal. On February 11, 2021, the Firm and the Dutch Tax Authority each responded to this opinion.
15. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At March 31, 2021		At December 31, 2020
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
OSF[1]	$1,324	$1,107	$551	$350
MABS[2]	921	615	590	17
Other[3]	1,151	151	977	47
Total	$3,396	$1,873	$2,118	$414
OSF—Other structured financings
1.OSF primarily includes assets and liabilities as a result of the consolidation of CLO vehicles.
2.Amounts include transactions backed by residential mortgage loans, commercial mortgage loans and other types of assets, including consumer or commercial assets and may be in loan or security form. The value of assets is determined based on the fair value of the liabilities and the interests owned by the Firm in such VIEs as the fair values for the liabilities and interests owned are more observable.
3.Other primarily includes operating entities, investment funds and structured transactions.

57	March 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At March 31, 2021	At December 31, 2020
Assets
Cash and cash equivalents	$425	$269
Trading assets at fair value	2,582	1,445
Customer and other receivables	18	23
Intangible assets	95	98
Other assets	276	283
Total	$3,396	$2,118
Liabilities
Other secured financings	$1,716	$366
Other liabilities and accrued expenses	157	48
Total	$1,873	$414
Noncontrolling interests	$178	$196
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
Non-consolidated VIEs

	At March 31, 2021
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$169,015	$2,068	$6,163	$1,994	$48,464
Maximum exposure to loss[3]
Debt and equity interests	$24,265	$205	$8	$1,172	$10,963
Derivative and other contracts	—	—	4,116	—	5,480
Commitments, guarantees and other	868	—	—	—	1,599
Total	$25,133	$205	$4,124	$1,172	$18,042
Carrying value of variable interests—Assets
Debt and equity interests	$24,265	$205	$8	$1,172	$10,963
Derivative and other contracts	—	—	6	—	1,152
Total	$24,265	$205	$14	$1,172	$12,115
Additional VIE assets owned[4]					$19,743
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$314

	At December 31, 2020
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$184,153	$3,527	$6,524	$2,161	$48,241
Maximum exposure to loss[3]
Debt and equity interests	$26,247	$257	$—	$1,187	$11,008
Derivative and other contracts	—	—	4,425	—	5,639
Commitments, guarantees and other	929	—	—	—	749
Total	$27,176	$257	$4,425	$1,187	$17,396
Carrying value of variable interests–Assets
Debt and equity interests	$26,247	$257	$—	$1,187	$11,008
Derivative and other contracts	—	—	5	—	851
Total	$26,247	$257	$5	$1,187	$11,859
Additional VIE assets owned[4]					$20,019
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$222
MTOB—Municipal tender option bonds
1.Amounts include transactions backed by residential mortgage loans, commercial mortgage loans and other types of assets, including consumer or commercial assets, and may be in loan or security form.
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
Liabilities issued by VIEs generally are non-recourse to the Firm.

March 2021 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)
Detail of Mortgage- and Asset-Backed Securitization Assets

	At March 31, 2021		At December 31, 2020
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$16,722	$2,696	$17,775	$3,175
Commercial mortgages	58,889	3,905	62,093	4,131
U.S. agency collateralized mortgage obligations	87,031	15,727	99,182	17,224
Other consumer or commercial loans	6,373	1,937	5,103	1,717
Total	$169,015	$24,265	$184,153	$26,247
Transferred Assets with Continuing Involvement

	At March 31, 2021
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$8,673	$72,001	$26,257	$12,496
Retained interests
Investment grade	$68	$895	$585	$—
Non-investment grade	18	216	—	82
Total	$86	$1,111	$585	$82
Interests purchased in the secondary market
Investment grade	$—	$121	$132	$—
Non-investment grade	76	46	—	—
Total	$76	$167	$132	$—
Derivative assets	$—	$—	$—	$392
Derivative liabilities	—	—	—	283

	At December 31, 2020
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$7,515	$84,674	$21,061	$12,978
Retained interests
Investment grade	$49	$822	$615	$—
Non-investment grade	16	195	—	114
Total	$65	$1,017	$615	$114
Interests purchased in the secondary market
Investment grade	$—	$96	$116	$—
Non-investment grade	43	80	—	21
Total	$43	$176	$116	$21
Derivative assets	$—	$—	$—	$400
Derivative liabilities	—	—	—	436

	Fair Value At March 31, 2021
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$654	$—	$654
Non-investment grade	9	62	71
Total	$663	$62	$725
Interests purchased in the secondary market
Investment grade	$243	$10	$253
Non-investment grade	101	21	122
Total	$344	$31	$375
Derivative assets	$391	$1	$392
Derivative liabilities	234	49	283

	Fair Value at December 31, 2020
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$663	$—	$663
Non-investment grade	6	63	69
Total	$669	$63	$732
Interests purchased in the secondary market
Investment grade	$196	$16	$212
Non-investment grade	62	82	144
Total	$258	$98	$356
Derivative assets	$388	$12	$400
Derivative liabilities	435	1	436
RML—Residential mortgage loans
CML—Commercial mortgage loans
1.Amounts include CLO transactions managed by unrelated third parties.
2.Amounts include assets transferred by unrelated transferors.
The previous tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment. The transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statements. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are generally carried at fair value in the balance sheets with changes in fair value recognized in the income statements. Fair value for these interests is measured using techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Note 2 in the 2020 Form 10-K and Note 5 herein. Further, as permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the following Assets Sold with Retained Exposure table.
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended March 31,
$ in millions	2021	2020
New transactions[1]	$14,790	$8,471
Retained interests	2,579	4,088
Sales of corporate loans to CLO SPEs[1,2]	—	66
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 14).

59	March 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Assets Sold with Retained Exposure

$ in millions	At March 31, 2021	At December 31, 2020
Gross cash proceeds from sale of assets[1]	$57,512	$45,051
Fair value
Assets sold	$58,117	$46,609
Derivative assets recognized in the balance sheets	1,008	1,592
Derivative liabilities recognized in the balance sheets	411	64
1.The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
The Firm enters into transactions in which it sells securities, primarily equities, and contemporaneously enters into bilateral OTC derivatives with the purchasers of the securities, through which it retains exposure to the sold securities.
For a discussion of the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 16 to the financial statements in the 2020 Form 10-K.
16. Regulatory Requirements
Regulatory Capital Framework and Requirements
For a discussion of the Firm’s regulatory capital framework, see Note 17 to the financial statements in the 2020 Form 10-K.
The Firm is required to maintain minimum risk-based and leverage-based capital ratios under regulatory capital requirements. A summary of the calculations of regulatory capital and RWA follows.
Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital). Capital standards require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At March 31, 2021 and December 31, 2020, the difference between the actual and required ratio was lower under the Standardized Approach.
In 2020, the U.S. banking agencies adopted a final rule, consistent with an interim final rule that was effective March 31, 2020, altering, for purposes of the regulatory capital rules, the required adoption time period for CECL. As of March 31, 2021 and December 31, 2020, the risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated excluding the effect of the adoption of CECL based on the Firm’s election to defer this effect over a five-year transition period in accordance with the final rule.
Risk-Based Regulatory Capital Ratio Requirements

		At March 31, 2021 and December 31, 2020
		Standardized	Advanced
Capital buffers
Capital conservation buffer		—	2.5%
SCB		5.7%	N/A
G-SIB capital surcharge		3.0%	3.0%
CCyB[1]		0%	0%
Capital buffer requirement[2]		8.7%	5.5%

		At March 31, 2021 and December 31, 2020
	Regulatory Minimum	Standardized	Advanced
Required ratios[3]
Common Equity Tier 1 capital ratio	4.5%	13.2%	10.0%
Tier 1 capital ratio	6.0%	14.7%	11.5%
Total capital ratio	8.0%	16.7%	13.5%
1.The CCyB can be set up to 2.5%, but is currently set by the U.S. banking agencies at zero.
2.The capital buffer requirement represents the amount of Common Equity Tier 1 capital the Firm must maintain above the minimum risk-based capital requirements in order to avoid restrictions on the Firm's ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. The Firm's Standardized Approach capital buffer requirement is equal to the sum of the SCB, G-SIB capital surcharge and CCyB, and the Advanced Approach capital buffer requirement is equal to the 2.5% capital conservation buffer, G-SIB capital surcharge and CCyB.
3.Required ratios represent the regulatory minimum plus the capital buffer requirement.
The Firm’s Regulatory Capital and Capital Ratios

	At March 31, 2021
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	13.2%	$76,176	16.7%
Tier 1 capital	14.7%	84,059	18.5%
Total capital	16.7%	92,823	20.4%
Total RWA		455,071

$ in millions		Required Ratio[1]	At March 31, 2021
Leverage-based capital
Adjusted average assets[2]			$1,121,413
Tier 1 leverage ratio		4.0%	7.5%
Supplementary leverage exposure[3,4]			$1,263,959
SLR[4]		5.0%	6.7%

March 2021 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2020
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	13.2%	$78,650	17.4%
Tier 1 capital	14.7%	88,079	19.4%
Total capital	16.7%	97,213	21.5%
Total RWA		453,106
$ in millions		Required Ratio[1]	At December 31, 2020
Leverage-based capital
Adjusted average assets[2]			$1,053,510
Tier 1 leverage ratio		4.0%	8.4%
Supplementary leverage exposure[3,4]			$1,192,506
SLR[4]		5.0%	7.4%
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
4.Based on a Federal Reserve interim final rule that was in effect until March 31, 2021, the Firm’s SLR and Supplementary leverage exposure as of March 31, 2021 and December 31, 2020 reflect the exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks.
Certain U.S. Bank Subsidiaries’ Regulatory Capital and Capital Ratios
The OCC establishes capital requirements for the Firm’s U.S. bank subsidiaries, which as of March 31, 2021 and December 31, 2020 include, among others, Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”), and evaluates their compliance with such capital requirements. Regulatory capital requirements for MSBNA and MSPBNA are calculated in a similar manner to the Firm’s regulatory capital requirements, although G-SIB capital surcharge and SCB requirements do not apply to the U.S. bank subsidiaries.
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
At March 31, 2021 and December 31, 2020, MSBNA and MSPBNA risk-based capital ratios are based on the
Standardized Approach rules. At March 31, 2021 and December 31, 2020, the risk-based and leverage-based capital amounts and ratios are calculated excluding the effect of the adoption of CECL based on MSBNA’s and MSPBNA’s election to defer this effect over a five-year transition period.
MSBNA’s Regulatory Capital

			At March 31, 2021		At December 31, 2020
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$17,530	19.5%	$17,238	18.7%
Tier 1 capital	8.0%	8.5%	17,530	19.5%	17,238	18.7%
Total capital	10.0%	10.5%	18,138	20.2%	17,882	19.4%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$17,530	10.0%	$17,238	10.1%
SLR	6.0%	3.0%	17,530	7.9%	17,238	8.0%
MSPBNA’s Regulatory Capital

			At March 31, 2021		At December 31, 2020
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$8,471	22.8%	$8,213	21.3%
Tier 1 capital	8.0%	8.5%	8,471	22.8%	8,213	21.3%
Total capital	10.0%	10.5%	8,542	23.0%	8,287	21.5%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$8,471	6.8%	$8,213	7.2%
SLR	6.0%	3.0%	8,471	6.5%	8,213	6.9%
1.Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the ability to make capital distributions, including the payment of dividends.
U.S. Broker-Dealer Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At March 31, 2021	At December 31, 2020
Net capital	$15,982	$12,869
Excess net capital	12,167	9,034
MS&Co. is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At March 31, 2021 and December 31, 2020, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.

61	March 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Other Regulated Subsidiaries
MSSB, a registered U.S. broker-dealer and introducing broker for the futures business, is subject to the minimum net capital requirements of the SEC. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the PRA, and the Morgan Stanley Europe Holdings SE Group (“MSEHSE Group”) is subject to the capital requirements of the European Central Bank, BaFin and the German Central Bank. MSSB, MSIP and the MSEHSE Group, including MSESE, a Germany-based broker-dealer, have consistently operated with capital in excess of their respective regulatory capital requirements. Additionally, E*TRADE Bank and E*TRADE Savings Bank are subject to the capital requirements of the OCC, and E*TRADE Securities LLC is subject to the minimum net capital requirements of the SEC; each of these entities has consistently operated with capital in excess of their respective regulatory capital requirements.
Certain other U.S. and non-U.S. subsidiaries of the Firm are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have also consistently operated with capital in excess of their local capital adequacy requirements.
17. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At March 31, 2021	Liquidation Preference per Share	At March 31, 2021	At December 31, 2020
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	—	—	—	1,500
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
Total			$7,750	$9,250
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
For a description of Series A through Series N preferred stock issuances, see Note 18 to the financial statements in the 2020 Form 10-K. The preferred stock has a preference over the common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 16).
On March 15, 2021, the Firm announced the redemption in whole of its outstanding Series J preferred stock. On notice of redemption, the amount due to holders of Series J Preferred Stock was reclassified to Borrowings, and on April 15, 2021 the redemption settled at the carrying value of $1.5 billion.
Share Repurchases

	Three Months Ended March 31,
$ in millions	2021	2020
Repurchases of common stock under the Firm's Share Repurchase Program	$2,135	$1,347
Beginning late in the first quarter of 2020, the Firm suspended its share repurchase program. On December 18, 2020 the Federal Reserve published summary results of the second round of supervisory stress tests for each large BHC, including the Firm, and permitted the resumption of share repurchases in the first quarter of 2021. The Firm’s Board of Directors authorized the repurchase of up to $10 billion of outstanding common stock in 2021, from time to time as conditions warrant and subject to limitations on distributions from the Federal Reserve. For more information on share repurchases, see Note 18 to the financial statements in the 2020 Form 10-K.
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended March 31,
in millions	2021	2020
Weighted average common shares outstanding, basic	1,795	1,555
Effect of dilutive Stock options, RSUs and PSUs	23	18
Weighted average common shares outstanding and common stock equivalents, diluted	1,818	1,573
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	1	12
Dividends

$ in millions, except per share data	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Per Share[1]	Total	Per Share[1]	Total
Preferred Stock Series
A	$250	$11	$253	$11
C	25	13	25	13
E	445	15	445	15
F	430	14	430	14
H	241	13	344	18
I	398	16	398	16
J2	253	15	—	—
K	366	15	366	15
L	305	6	305	6
M3	29	12	—	—
N4	2,650	8	—	—
Total Preferred stock		$138		$108
Common stock	$0.35	$635	$0.35	$561
1.Common and Preferred Stock dividends are payable quarterly, unless otherwise noted.
2.Series J was payable semiannually until July 15, 2020, after which it was payable quarterly until the redemption notice.
3.Series M will be payable semiannually beginning on March 15, 2021 until September 15, 2026, and thereafter will be payable quarterly.
4.Series N will be payable semiannually beginning on March 15, 2021 until March 15, 2023, and thereafter will be payable quarterly.

March 2021 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)
Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Total
December 31, 2020	$(795)	$1,787	$(498)	$(2,456)	$(1,962)
OCI during the period	(141)	(776)	5	120	(792)
March 31, 2021	$(936)	$1,011	$(493)	$(2,336)	$(2,754)
December 31, 2019	$(897)	$207	$(644)	$(1,454)	$(2,788)
OCI during the period	(141)	1,325	25	3,674	4,883
March 31, 2020	$(1,038)	$1,532	$(619)	$2,220	$2,095
CTA—Cumulative foreign currency translation adjustments
1.Amounts are net of tax and noncontrolling interests.
Components of Period Changes in OCI

	Three Months Ended March 31, 2021
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(104)	$(115)	$(219)	$(78)	$(141)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(104)	$(115)	$(219)	$(78)	$(141)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(876)	$203	$(673)	$—	$(673)
Reclassified to earnings	(134)	31	(103)	—	(103)
Net OCI	$(1,010)	$234	$(776)	$—	$(776)
Pension and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	7	(2)	5	—	5
Net OCI	$7	$(2)	$5	$—	$5
Change in net DVA
OCI activity	$167	$(43)	$124	$17	$107
Reclassified to earnings	17	(4)	13	—	13
Net OCI	$184	$(47)	$137	$17	$120

	Three Months Ended March 31, 2020
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(20)	$(112)	$(132)	$9	$(141)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(20)	$(112)	$(132)	$9	$(141)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$1,773	$(416)	$1,357	$—	$1,357
Reclassified to earnings	(41)	9	(32)	—	(32)
Net OCI	$1,732	$(407)	$1,325	$—	$1,325
Pension and other
OCI activity	$25	$(4)	$21	$—	$21
Reclassified to earnings	5	(1)	4	—	4
Net OCI	$30	$(5)	$25	$—	$25
Change in net DVA
OCI activity	$5,015	$(1,216)	$3,799	$129	$3,670
Reclassified to earnings	5	(1)	4	—	4
Net OCI	$5,020	$(1,217)	$3,803	$129	$3,674

18. Interest Income and Interest Expense

	Three Months Ended March 31,
$ in millions	2021	2020
Interest income
Investment securities	$849	$445
Loans	988	1,154
Securities purchased under agreements to resell and Securities borrowed[1]	(296)	398
Trading assets, net of Trading liabilities	510	749
Customer receivables and Other[2]	386	757
Total interest income	$2,437	$3,503

Interest expense
Deposits	$120	$406
Borrowings	714	997
Securities sold under agreements to repurchase and Securities loaned[3]	114	509
Customer payables and Other[4]	(539)	235
Total interest expense	$409	$2,147
Net interest	$2,028	$1,356
1.Includes fees paid on Securities borrowed.
2.Includes interest from Cash and cash equivalents.
3.Includes fees received on Securities loaned.
4.Includes fees received from Equity Financing customers for stock loan transactions entered into to cover customers’ short positions.
Interest income and Interest expense are classified in the income statements based on the nature of the instrument and related market conventions. When included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
Accrued Interest

$ in millions	At March 31, 2021	At December 31, 2020
Customer and other receivables	$2,195	$1,652
Customer and other payables	2,329	2,119
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

63	March 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
20. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended March 31, 2021
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,613	$251	$—	$(24)	$2,840
Trading	4,073	126	3	23	4,225
Investments	86	2	230	—	318
Commissions and fees[1]	870	851	—	(95)	1,626
Asset management[1,2]	139	3,191	1,103	(35)	4,398
Other	158	153	(24)	(3)	284
Total non-interest revenues	7,939	4,574	1,312	(134)	13,691
Interest income	970	1,486	8	(27)	2,437
Interest expense	332	101	6	(30)	409
Net interest	638	1,385	2	3	2,028
Net revenues	$8,577	$5,959	$1,314	$(131)	$15,719
Provision for credit losses	$(93)	$(5)	$—	$—	$(98)
Compensation and benefits	3,114	3,170	514	—	6,798
Non-compensation expenses	2,185	1,194	430	(134)	3,675
Total non-interest expenses	$5,299	$4,364	$944	$(134)	$10,473
Income before provision for income taxes	$3,371	$1,600	$370	$3	$5,344
Provision for income taxes	736	358	81	1	1,176
Net income	2,635	1,242	289	2	4,168
Net income applicable to noncontrolling interests	34	—	14	—	48
Net income applicable to Morgan Stanley	$2,601	$1,242	$275	$2	$4,120

	Three Months Ended March 31, 2020
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,144	$158	$—	$(31)	$1,271
Trading[3]	3,161	(347)	(37)	24	2,801
Investments	(25)	—	63	—	38
Commissions and fees[1]	874	588	—	(102)	1,360
Asset management[1,2]	113	2,680	665	(41)	3,417
Other[3]	(551)	81	7	(1)	(464)
Total non-interest revenues	4,716	3,160	698	(151)	8,423
Interest income	2,423	1,193	8	(121)	3,503
Interest expense	1,961	297	14	(125)	2,147
Net interest	462	896	(6)	4	1,356
Net revenues[3]	$5,178	$4,056	$692	$(147)	$9,779
Provision for credit losses[3]	$388	$19	$—	$—	$407
Compensation and benefits	1,814	2,212	257	—	4,283
Non-compensation expenses[3]	2,026	770	292	(145)	2,943
Total non-interest expenses[3]	$3,840	$2,982	$549	$(145)	$7,226
Income before provision for income taxes	$950	$1,055	$143	$(2)	$2,146
Provision for income taxes	151	191	25	(1)	366
Net income	799	864	118	(1)	1,780
Net income applicable to noncontrolling interests	42	—	40	—	82
Net income applicable to Morgan Stanley	$757	$864	$78	$(1)	$1,698
I/E–Intersegment Eliminations
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees which may relate to services performed in prior periods.
3.Certain prior period amounts have been reclassified to conform to the current presentation. See Note 1 for additional information.
For a discussion about the Firm’s business segments, see Note 23 to the financial statements in the 2020 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended March 31,
$ in millions	2021	2020
Institutional Securities Advisory	$480	$362
Institutional Securities Underwriting	2,133	782
Firm Investment banking revenues from contracts with customers	92%	89%
Trading Revenues by Product Type1

	Three Months Ended March 31,
$ in millions	2021	2020
Interest rate	$859	$1,074
Foreign exchange	274	338
Equity security and index[2]	1,695	1,072
Commodity and other	861	11
Credit	536	306
Total	$4,225	$2,801
1.Certain prior period amounts have been reclassified to conform to the current presentation. See Note 1 for additional information.
2.Dividend income is included within equity security and index contracts.
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At March 31, 2021	At December 31, 2020
Net cumulative unrealized performance-based income at risk of reversing	$708	$735
The Firm’s portion of net cumulative performance-based income in the form of unrealized carried interest, for which the Firm is not obligated to pay compensation, is at risk of reversing when the return in certain funds fall below specified performance targets. See Note 14 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.

March 2021 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended March 31,
$ in millions	2021	2020
Fee waivers	$94	$11
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
Other Expenses—Transaction Taxes

	Three Months Ended March 31,
$ in millions	2021	2020
Transaction taxes	$238	$184
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region1

	Three Months Ended March 31,
$ in millions	2021	2020
Americas	$11,191	$6,888
EMEA	2,159	1,197
Asia	2,369	1,694
Total	$15,719	$9,779
1.Certain prior period amounts have been reclassified to conform to the current presentation. See Note 1 for additional information.
For a discussion about the Firm’s geographic net revenues, see Note 23 to the financial statements in the 2020 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended March 31,
$ in millions	2021	2020
Non-interest revenues	$541	$614
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. For the three months ended March
31, 2021 these revenues primarily include investment banking advisory fees, and for the three months ended March 31, 2020, these revenues primarily include investment banking advisory fees and distribution fees.
Receivables from Contracts with Customers

$ in millions	At March 31, 2021	At December 31, 2020
Customer and other receivables	$4,101	$3,200
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheets, arise when the Firm has both recorded revenues and has the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At March 31, 2021	At December 31, 2020
Institutional Securities	$778,555	$753,322
Wealth Management	361,674	355,595
Investment Management	18,543	6,945
Total[1]	$1,158,772	$1,115,862
1. Parent assets have been fully allocated to the business segments.

65	March 2021 Form 10-Q

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31,
	2021			2020
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$187,294	$849	1.8%	$110,277	$445	1.6%
Loans[1]	151,636	988	2.6%	134,441	1,154	3.5%
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	147,276	(169)	(0.5)%	121,106	378	1.3%
Non-U.S.	67,334	(127)	(0.8)%	56,865	20	0.1%
Trading assets, net of Trading liabilities[3]:
U.S.	72,416	410	2.3%	78,771	626	3.2%
Non-U.S.	17,946	100	2.3%	22,903	123	2.2%
Customer receivables and Other[4]:
U.S.	137,859	337	1.0%	68,772	555	3.2%
Non-U.S.	75,177	49	0.3%	60,787	202	1.3%
Total	$856,938	$2,437	1.2%	$653,922	$3,503	2.2%
Interest bearing liabilities
Deposits[1]	$320,257	$120	0.2%	$199,574	$406	0.8%
Borrowings[1,5]	215,688	714	1.3%	192,061	997	2.1%
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	34,089	44	0.5%	31,461	328	4.2%
Non-U.S.	27,063	70	1.0%	29,682	181	2.5%
Customer payables and Other[7]:
U.S.	129,438	(437)	(1.4)%	128,744	109	0.3%
Non-U.S.	68,782	(102)	(0.6)%	63,914	126	0.8%
Total	$795,317	$409	0.2%	$645,436	$2,147	1.3%
Net interest income and net interest rate spread		$2,028	1.0%		$1,356	0.9%
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
7.Includes fees received from Equity Financing customers for stock loan transactions entered into to cover customers’ short positions.

March 2021 Form 10-Q	66

Glossary of Common Terms and Acronyms

2020 Form 10-K	Annual report on Form 10-K for year ended December 31, 2020 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheets	Consolidated balance sheets
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statements	Consolidated cash flow statements
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CVA	Credit valuation adjustment
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
ELN	Equity-linked note(s)
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
E.U.	European Union
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FFIEC	Federal Financial Institutions Examination Council
FHC	Financial Holding Company
FICC	Fixed Income Clearing Corporation
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVA	Funding valuation adjustment
G-SIB	Global systemically important banks
HELOC	Home Equity Line of Credit
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statements	Consolidated income statements
IRS	Internal Revenue Service

IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OIS	Overnight index swap
OTC	Over-the-counter
PRA	Prudential Regulation Authority
PSU	Performance-based stock unit
RMBS	Residential mortgage-backed securities
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TDR	Troubled debt restructuring
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

67	March 2021 Form 10-Q

Other Information
None.
Legal Proceedings
The following developments have occurred since previously reporting certain matters in the Firm’s 2020 Form 10-K. See also the disclosures set forth under “Legal Proceedings” in the 2020 Form 10-K.
Residential Mortgage and Credit Crisis Related Matter

On March 22, 2021, the parties in China Development Industrial Bank v. Morgan Stanley & Co. Incorporated entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.
European Matter

On January 29, 2021, the Advocate General of the Dutch High Court in matters re-styled Case number 15/3637 and Case number 15/4353 issued an advisory opinion on the Firm’s appeal, which rejected the Firm’s principal grounds of appeal. On February 11, 2021, the Firm and the Dutch Tax Authority each responded to this opinion.
Risk Factors
For a discussion of the risk factors affecting the Firm, see “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Three Months Ended March 31, 2021

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Shares Purchased as Part of Share Repurchase Program[2,3]	Dollar Value of Remaining Authorized Repurchase
January	18,296,995	$74.00	12,800,000	$9,057
February	2,358,797	$71.57	1,600,000	$8,947
March	13,231,966	$82.18	13,161,366	$7,865
Total	33,887,758	$77.03	27,561,366
1.Includes 6,326,392 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended March 31, 2021.
2.Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time. On April 18, 2018, the Firm entered into a sales plan with Mitsubishi UFJ Financial Group, Inc. (“MUFG”). For further information on the sales plan, see Note 18 to the financial statements in the 2020 Form 10-K.
3.The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding common stock under a share repurchase program (the “Share Repurchase Program”) from time to time as conditions warrant and subject to limitations on distributions from the Federal Reserve. The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date.
On December 18, 2020, our Board of Directors authorized the repurchase of up to $10 billion of outstanding common stock in 2021, from time to time as conditions warrant and subject to limitations on distributions from the Federal Reserve. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer.”
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
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date.
15	Letter of awareness from Deloitte & Touche LLP, dated May 3, 2021, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

March 2021 Form 10-Q	68

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ JONATHAN PRUZAN
Jonathan Pruzan Executive Vice President and Chief Financial Officer

By:	/s/ RAJA J. AKRAM
Raja J. Akram Deputy Chief Financial Officer, Chief Accounting Officer and Controller
Date: May 3, 2021

69	March 2021 Form 10-Q