Form 10-Q
period 2021-06-30
MORGAN STANLEY
filed 2021-08-02
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 30, 2021, there were 1,824,561,070 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2021

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
A description of the clients and principal products and services of each of our business segments is as follows:
Institutional Securities provides a variety of products and services to corporations, governments, financial institutions and ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings and project finance. Our Equity and Fixed Income businesses include sales, financing, prime brokerage, market-making, Asia wealth management services and certain business-related investments. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending securities-based and other financing to customers. Other activities include research.
Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses and institutions covering: financial advisor-led brokerage and investment advisory services; self-directed brokerage services; financial and wealth planning services; workplace services including stock plan administration; annuity and insurance products; securities-based lending, residential real estate loans and other lending products; banking; and retirement plan services.
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

June 2021 Form 10-Q	1

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended June 30, 2021
•Firm Net revenues were up 8% and Net income applicable to Morgan Stanley was up 10%, with strong contributions from each of our three business segments, and resulting in an annualized ROTCE of 18.6%, or 19.0% excluding integration-related expenses (see “Selected Non-GAAP Financial Information” herein).
•The Firm expense efficiency ratio was 69%, or 68% excluding the impact of integration-related expenses (see “Selected Non-GAAP Financial Information” herein).
•At June 30, 2021, our standardized Common Equity Tier 1 capital ratio was 16.6%.
•The Firm doubled its quarterly common stock dividend to $0.70 per share and increased its share repurchase authorization of outstanding common stock up to $12 billion over the next 12 months.
•Institutional Securities Net revenues of $7.1 billion reflect strong results as clients remained active across Investment banking and Equity.
•Wealth Management delivered a pre-tax margin of 26.8%, or 27.8% excluding integration-related expenses (see “Selected Non-GAAP Financial Information” herein). Results reflect higher asset management fees, growth in bank lending, as well as net new assets of $71 billion and fee-based flows of $34 billion.
•Investment Management results reflect strong asset management fees on AUM of $1.5 trillion, which includes $13.5 billion of positive long-term net flows across all asset classes.
Net Revenues1
($ in millions)
1.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for more information.
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share1
1.Adjusted Diluted EPS for the current quarter and the current year period were $1.89 and $4.11, respectively (see “Selected Non-GAAP Financial Information” herein).

We reported net revenues of $14.8 billion in the quarter ended June 30, 2021 (“current quarter,” or “2Q 2021”), compared with $13.7 billion in the quarter ended June 30, 2020 (“prior year quarter,” or “2Q 2020”). For the current quarter, net income applicable to Morgan Stanley was $3.5 billion, or $1.85 per diluted common share, compared with $3.2 billion or $1.96 per diluted common share, in the prior year quarter.
We reported net revenues of $30.5 billion in the six months ended June 30, 2021 (“current year period,” or “YTD 2021”), compared with $23.4 billion in the period ended June 30, 2020 (“prior year period,” or “YTD 2020”). For the current period, net income applicable to Morgan Stanley was $7.6 billion, or $4.04 per diluted common share, compared with $4.9 billion or $2.96 per diluted common share, in the prior year period.

2	June 2021 Form 10-Q

Management’s Discussion and Analysis
Non-interest Expenses1, 2
($ in millions)

$10,120
12%
$9,066
$3,031
33%
22%
$3,697
37%
$6,035
67%
6%
$6,423
63%
2Q 2020
Δ
2Q 2021
Compensation and benefits expenses
Non-compensation expenses

$20,593
26%
$16,292
23%
$7,372
36%
$5,974
37%
28%
$13,221
64%
$10,318
63%
YTD 2020
Δ
YTD 2021
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
•Compensation and benefits expenses of $6,423 million in the current quarter increased 6% from the prior year quarter, primarily as a result of increases in the formulaic payout to Wealth Management representatives driven by higher compensable revenues and incremental compensation as a result of the E*TRADE and Eaton Vance acquisitions, partially offset by a decrease in discretionary incentive compensation driven by lower net revenues in the Institutional Securities business segment.
Compensation and benefits expenses of $13,221 million in the current year period increased 28% from the prior year period, primarily as a result of an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues, incremental compensation as a result of the E*TRADE and Eaton Vance acquisitions, higher discretionary incentive compensation driven by revenues, and higher expenses related to certain deferred compensation plans linked to investment performance and the Firm’s share price.
•Non-compensation expenses of $3,697 million in the current quarter increased 22% from the prior year quarter, primarily due to incremental expenses as a result of the E*TRADE and Eaton Vance acquisitions, as well as higher professional services expenses and higher investments in technology.
Non-compensation expenses of $7,372 million in the current year period increased 23% from the prior year period, primarily driven by incremental expenses as a result of the E*TRADE and Eaton Vance acquisitions, higher volume-related expenses, higher investments in technology, as well as higher professional services expenses.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments in the current quarter was $73 million, primarily driven by one secured lending facility. The Provision for credit losses on loans and lending commitments of $239 million in the prior year quarter was primarily driven by deterioration in the expected macroeconomic environment at that time.
The Provision for credit losses on loans and lending commitments in the current year period was a net release of $25 million, primarily as a result of improvements in the outlook for macroeconomic conditions and the impact of paydowns on corporate loans, including by lower-rated borrowers, partially offset by the provision for one secured lending facility in the current quarter. The Provision for credit losses on loans and lending commitments of $646 million in the prior year period was primarily driven by deterioration in the expected macroeconomic environment at that time.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Income Taxes
The Firm’s effective tax rate of 23.1% is lower in the current quarter compared with the prior year quarter primarily due to the remeasurement of reserves and interest related to a foreign tax matter in the prior year quarter.

June 2021 Form 10-Q	3

Management’s Discussion and Analysis
Business Segment Results
Net Revenues by Segment1, 2
($ in millions)

$13,660
$886, 6%
$4,704
34%
$8,199
60%
92%
30%
(14)%
$14,759
$1,702, 12%
$6,095
41%
$7,092
48%
2Q 2020
Δ
2Q 2021
Institutional Securities
Wealth Management
Investment Management

$30,478
$3,016, 10%
$23,439
91%
$1,578, 7%
$12,054
40%
38%
$8,760
37%
$13,377
57%
17%
$15,669
51%
YTD 2020
Δ
YTD 2021
Institutional Securities
Wealth Management
Investment Management

Net Income Applicable to Morgan Stanley by Segment1
($ in millions)

$3,196
$154, 5%
$853, 27%
$2,186
68%
121%
48%
(13)%
$3,511
$341, 10%
$1,264
36%
$1,904
54%
2Q 2020
Δ
2Q 2021
Institutional Securities
Wealth Management
Investment Management

$7,631
$616, 8%
$2,506
33%
$4,505
59%
$4,894
$232, 5%
$1,717
35%
$2,943
60%
166%
46%
53%
YTD 2020
Δ
YTD 2021
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
•Institutional Securities net revenues of $7,092 million in the current quarter decreased 14% from the prior year quarter, primarily reflecting lower Fixed income revenues as markets normalized compared to the prior year quarter. Net revenues of $15,669 million in the current year period increased 17% from the prior year period, primarily reflecting higher underwriting and Equity business revenues.
•Wealth Management net revenues of $6,095 million in the current quarter increased 30% from the prior year quarter and net revenues of $12,054 million in the current year period increased 38% from the prior year period, both primarily due to higher Asset management revenues and incremental revenues as a result of the E*TRADE acquisition.
•Investment Management net revenues of $1,702 million in the current quarter increased 92% from the prior year

4	June 2021 Form 10-Q

Management’s Discussion and Analysis
quarter and net revenues of $3,016 million in the current year period increased 91% from the prior year period, both primarily due to higher Asset management and related fees, including incremental revenues related to the Eaton Vance acquisition, as well as higher Performance-based income and other revenues.
Net Revenues by Region1, 2, 3
($ in millions)

$13,660
$14,759
$1,601, 12%
$2,109, 15%
$9,950
73%
11%
(1)%
9%
$1,781, 12%
$2,093, 14%
$10,885
74%
2Q 2020
Δ
2Q 2021
Americas
EMEA
Asia

$30,478
$4,150, 14%
$23,439
26%
$4,252, 14%
$3,295, 14%
29%
$3,306, 14%
$22,076
72%
31%
$16,838
72%
YTD 2020
Δ
YTD 2021
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
Americas net revenues in the current quarter increased 9% from the prior year quarter, primarily driven by the Wealth Management business segment. Asia net revenues increased 11% from the prior year quarter, primarily driven by the Equity business within the Institutional Securities business segment.
Americas net revenues in the current year period increased 31% from the prior year period, primarily driven by the Wealth Management business segment and the Investment banking business within the Institutional Securities business segment. EMEA net revenues increased 29% and Asia net revenues increased 26% from the prior year period, both primarily driven by the Equity and Investment banking businesses within the Institutional Securities business segment.
Selected Financial Information and Other Statistical Data

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Consolidated results
Net revenues[1]	$14,759	$13,660	$30,478	$23,439
Earnings applicable to Morgan Stanley common shareholders	$3,408	$3,047	$7,390	$4,637
Earnings per diluted common share	$1.85	$1.96	$4.04	$2.96
Consolidated financial measures
Expense efficiency ratio[1,2]	69%	66%	68%	70%
Adjusted expense efficiency ratio[1,2,4]	68%	66%	67%	70%
ROE[3]	13.8%	15.7%	15.3%	12.2%
Adjusted ROE[3,4]	14.1%	15.7%	15.6%	12.2%
ROTCE[3,4]	18.6%	17.8%	19.8%	13.9%
Adjusted ROTCE[3,4]	19.0%	17.8%	20.1%	13.9%
Pre-tax margin[1,5]	31%	32%	33%	28%
Effective tax rate	23.1%	25.7%	22.5%	22.8%
Pre-tax margin by segment[5]
Institutional Securities[1]	35%	37%	37%	29%
Wealth Management[1]	27%	24%	27%	25%
Wealth Management, adjusted[1,4]	28%	24%	28%	25%
Investment Management	25%	24%	27%	23%
Investment Management, adjusted[4]	27%	24%	28%	23%

in millions, except per share and employee data	At June 30, 2021	At December 31, 2020
Liquidity resources[6]	$343,776	$338,623
Loans[7]	$166,059	$150,597
Total assets	$1,161,805	$1,115,862
Deposits	$320,358	$310,782
Borrowings	$224,142	$217,079
Common shares outstanding	1,834	1,810
Common shareholders' equity	$99,120	$92,531
Tangible common shareholders’ equity[4]	$73,593	$75,916
Book value per common share[8]	$54.04	$51.13
Tangible book value per common share[4,8]	$40.12	$41.95
Worldwide employees[9] (in thousands)	72	68
Capital Ratios[10]
Common Equity Tier 1 capital—Standardized	16.6%	17.4%
Tier 1 capital—Standardized	18.3%	19.4%
Common Equity Tier 1 capital—Advanced	17.7%	17.7%
Tier 1 capital—Advanced	19.5%	19.8%
Tier 1 leverage	7.5%	8.4%
SLR[11]	5.9%	7.4%
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
6.For a discussion of Liquidity resources, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Liquidity Resources” herein.
7.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 10 to the financial statements).
8.Book value per common share and tangible book value per common share equal common shareholders’ equity and tangible common shareholders’ equity, respectively, divided by common shares outstanding.
9.As of June 30, 2021, the number of employees includes Eaton Vance.
10.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
11.At December 31, 2020, our SLR reflects the impact of a Federal Reserve interim final rule that was in effect until March 31, 2021. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments and Other Matters” herein.

June 2021 Form 10-Q	5

Management’s Discussion and Analysis
Coronavirus Disease (“COVID-19”) Pandemic
Since its onset, the COVID-19 pandemic has had a significant impact on global economic conditions and the environment in which we operate our businesses and it may continue to do so in the future. Though many of our employees have been working from home for some time, we are preparing for our employees to return to work in our offices on a more regular basis, and an increasing number of employees are returning to our offices in certain locations. The Firm continues to be fully operational, with the majority of employees in both the Americas and globally working from home during the current quarter. Recognizing that local conditions vary for our offices around the world and that the trajectory of the virus continues to be uncertain, we may adjust our plans for employees returning to our offices as deemed necessary.
Refer to “Risk Factors” and “Forward-Looking Statements” in the 2020 Form 10-K for more information on the potential effects of the ongoing COVID-19 pandemic on our future operating results.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions, except per share data	2021	2020	2021	2020
Earnings applicable to Morgan Stanley common shareholders	$3,408	$3,047	$7,390	$4,637
Impact of adjustments:
Integration-related expenses	90	—	165	—
Related tax benefit	(21)	—	(38)	—
Adjusted earnings applicable to Morgan Stanley common shareholders—non-GAAP[1]	$3,477	$3,047	$7,517	$4,637
Earnings per diluted common share	$1.85	$1.96	$4.04	$2.96
Impact of adjustments	0.04	—	0.07	—
Adjusted earnings per diluted common share—non-GAAP[1]	$1.89	$1.96	$4.11	$2.96
Expense efficiency ratio[2]	69%	66%	68%	70%
Impact of adjustments	(1)%	—%	(1)%	—%
Adjusted expense efficiency ratio—non-GAAP[1,2]	68%	66%	67%	70%
Wealth Management Pre-tax margin[2]	27%	24%	27%	25%
Impact of adjustments	1%	—%	1%	—%
Adjusted Wealth Management pre-tax margin—non-GAAP[1,2]	28%	24%	28%	25%
Investment Management Pre-tax margin	25%	24%	27%	23%
Impact of adjustments	2%	—%	1%	—%
Adjusted Investment Management pre-tax margin—non-GAAP[1]	27%	24%	28%	23%

$ in millions	At June 30, 2021	At December 31, 2020
Tangible equity
Common shareholders' equity	$99,120	$92,531
Less: Goodwill and net intangible assets	(25,527)	(16,615)
Tangible common shareholders' equity—non-GAAP	$73,593	$75,916

	Average Monthly Balance
	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Tangible equity
Common shareholders' equity	$98,824	$77,598	$96,309	$75,992
Less: Goodwill and net intangible assets	(25,611)	(9,268)	(21,738)	(9,246)
Tangible common shareholders' equity—non-GAAP	$73,213	$68,330	$74,571	$66,746

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2021	2020	2021	2020
Average common equity
Unadjusted—GAAP	$98.8	$77.6	$96.3	$76.0
Adjusted[1]—Non-GAAP	98.8	77.6	96.4	76.0
ROE[3]
Unadjusted—GAAP	13.8%	15.7%	15.3%	12.2%
Adjusted[1]—Non-GAAP	14.1%	15.7%	15.6%	12.2%
Average tangible common equity—Non-GAAP
Unadjusted	$73.2	$68.3	$74.6	$66.7
Adjusted[1]	73.2	68.3	74.6	66.7
ROTCE[3]—Non-GAAP
Unadjusted	18.6%	17.8%	19.8%	13.9%
Adjusted[1]	19.0%	17.8%	20.1%	13.9%

6	June 2021 Form 10-Q

Management’s Discussion and Analysis
Non-GAAP Financial Measures by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2021	2020	2021	2020
Average common equity[4]
Institutional Securities	$43.5	$42.8	$43.5	$42.8
Wealth Management	28.6	18.2	28.6	18.2
Investment Management	10.7	2.6	7.1	2.6
ROE[5]
Institutional Securities	17%	19%	20%	13%
Wealth Management	17%	18%	17%	18%
Investment Management	13%	23%	17%	18%
Average tangible common equity[4]
Institutional Securities	$42.9	$42.3	$42.9	$42.3
Wealth Management	13.4	10.4	13.4	10.4
Investment Management	1.0	1.7	1.0	1.7
ROTCE[5]
Institutional Securities	17%	20%	20%	13%
Wealth Management	37%	32%	36%	32%
Investment Management	172%	36%	117%	27%
1.Adjusted amounts exclude the effect of costs related to the integrations of E*TRADE and Eaton Vance, net of tax as appropriate. The pre-tax adjustments in the current quarter were as follows: Wealth Management—Compensation expenses of $9 million and Non-compensation expenses of $51 million; Investment Management—Compensation expenses of $16 million and Non-compensation expenses of $14 million. The pre-tax adjustments in the current year period were as follows: Wealth Management—Compensation expenses of $39 million and Non-compensation expenses of $85 million; Investment Management— Compensation expenses of $19 million and Non-compensation expenses of $22 million.
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
Our ROTCE Target is a forward-looking statement that was based on a normal market environment and may be materially affected by many factors, including, among other things: macroeconomic and market conditions, which may be impacted by the future course of COVID-19; legislative, accounting, tax and regulatory developments; industry trading and investment banking volumes; equity market levels; interest rate environment; outsized legal expenses or penalties; the ability to control expenses; capital levels; and mergers and acquisitions.
See “Risk Factors” in the 2020 Form 10-K for further information on market and economic conditions and their potential effects on our future operating results.
For further information on non-GAAP measures (ROTCE excluding integration-related expenses), see “Selected Non-GAAP Financial Information” herein.
Business Segments
Substantially all of our operating revenues and operating expenses are directly attributable to our business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures. See Note 20 to the financial statements for segment net revenues by income statement line item and information on intersegment transactions.
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
Provision for credit losses
The Provision for credit losses for loans and lending commitments is presented as a separate line in the income statements. Previously, the provision for credit losses for loans was included in Other revenues and the provision for credit losses for lending commitments was included in Other expense.
Other revenues
Gains and losses on economic derivative hedges associated with certain held-for-sale and held-for-investment corporate loans, which were previously reported in Trading revenues, are reported within Other revenues in the income statements. This presentation better aligns with the recognition of mark-to-market gains and losses on held-for-sale loans which continue to be reported in Other revenues.
Institutional Securities
Equity—Financing, Equity—Execution services and Fixed income include certain Investments and Other revenues to the extent directly attributable to those businesses. The remaining Investments and Other revenues not included in those businesses’ results are reported in Other. Other also includes revenues previously reported as Other Sales and Trading.
Investment Management
We have renamed the previously disclosed revenue line Asset management to Asset management and related fees and have combined the remaining revenue lines into a new category named Performance-based income and other.

June 2021 Form 10-Q	7

Management’s Discussion and Analysis
Institutional Securities

Income Statement Information

	Three Months Ended June 30,
$ in millions	2021	2020	% Change
Revenues
Advisory	$664	$462	44%
Equity	1,072	882	22%
Fixed income	640	707	(9)%
Total Underwriting	1,712	1,589	8%
Total Investment banking	2,376	2,051	16%
Equity[1]	2,827	2,627	8%
Fixed income[1]	1,682	3,041	(45)%
Other[1]	207	480	(57)%
Net revenues	$7,092	$8,199	(14)%
Provision for credit losses[1]	70	217	(68)%
Compensation and benefits	2,433	2,952	(18)%
Non-compensation expenses[1]	2,091	2,037	3%
Total non-interest expenses[1]	4,524	4,989	(9)%
Income before provision for income taxes	2,498	2,993	(17)%
Provision for income taxes	574	790	(27)%
Net income	1,924	2,203	(13)%
Net income applicable to noncontrolling interests	20	17	18%
Net income applicable to Morgan Stanley	$1,904	$2,186	(13)%

	Six Months Ended June 30,
$ in millions	2021	2020	% Change
Revenues
Advisory	$1,144	$824	39%
Equity	2,574	1,218	111%
Fixed income	1,271	1,153	10%
Total Underwriting	3,845	2,371	62%
Total Investment banking	4,989	3,195	56%
Equity[1]	5,702	5,076	12%
Fixed income[1]	4,648	5,103	(9)%
Other[1]	330	3	N/M
Net revenues[1]	$15,669	$13,377	17%
Provision for credit losses[1]	(23)	605	(104)%
Compensation and benefits	5,547	4,766	16%
Non-compensation expenses[1]	4,276	4,063	5%
Total non-interest expenses[1]	9,823	8,829	11%
Income before provision for income taxes	5,869	3,943	49%
Provision for income taxes	1,310	941	39%
Net income	4,559	3,002	52%
Net income applicable to noncontrolling interests	54	59	(8)%
Net income applicable to Morgan Stanley	$4,505	$2,943	53%
1.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for additional information.
Investment Banking
Investment Banking Volumes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2021	2020	2021	2020
Completed mergers and acquisitions[1]	$141	$433	$370	$552
Equity and equity-related offerings[2,3]	31	36	68	49
Fixed income offerings[2,4]	100	121	204	214
Source: Refinitiv data as of July 1, 2021. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Revenues of $2,376 million in the current quarter increased 16% compared with the prior year quarter, primarily reflecting an increase in advisory and equity underwriting revenues.
•Advisory revenues increased primarily due to an increase in the number of completed transactions.
•Equity underwriting revenues increased primarily in initial public offerings on higher volumes, partially offset by lower revenues from convertible issuances and follow-on offerings.
•Fixed income underwriting revenues decreased primarily due to lower investment grade and non-investment grade bond issuances, partially offset by increases in non-investment grade loans and securitized products.
Revenues of $4,989 million in the current year period increased 56% compared with the prior year period, primarily reflecting an increase in equity underwriting revenues.
•Advisory revenues increased primarily due to an increase in the number of completed transactions.
•Equity underwriting revenues increased on higher volumes, primarily in initial public offerings and secondary block share trades.
•Fixed income underwriting revenues increased primarily due to increased non-investment grade loan and securitized products activity, partially offset by a decrease in investment grade bond issuances.
See “Investment Banking Volumes” herein.

8	June 2021 Form 10-Q

Management’s Discussion and Analysis
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended June 30, 2021
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,138	$121	$117	$3	$1,379
Execution services	818	636	(45)	39	1,448
Total Equity	$1,956	$757	$72	$42	$2,827
Total Fixed Income	$1,148	$72	$417	$45	$1,682

	Three Months Ended June 30, 2020[4]
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$884	$115	$94	$1	$1,094
Execution services	948	651	(73)	7	1,533
Total Equity	$1,832	$766	$21	$8	$2,627
Total Fixed Income	$2,468	$67	$504	$2	$3,041

	Six Months Ended June 30, 2021
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,783	$251	$299	$6	$2,339
Execution services	1,932	1,436	(107)	102	3,363
Total Equity	$3,715	$1,687	$192	$108	$5,702
Total Fixed Income	$3,461	$153	$856	$178	$4,648

	Six Months Ended June 30, 2020[4]
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,919	$217	$57	$4	$2,197
Execution services	1,527	1,434	(113)	31	2,879
Total Equity	$3,446	$1,651	$(56)	$35	$5,076
Total Fixed Income	$4,241	$169	$832	$(139)	$5,103
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
4.Certain prior period amounts have been reclassified to conform to the current period presentation. See “Business Segments” herein and Note 1 to the financial statements for additional information.
Equity, Fixed Income and Other Net Revenues—Current Quarter
Equity
Net revenues of $2,827 million in the current quarter increased 8% compared with the prior year quarter, reflecting an increase in financing revenues partially offset by execution services.
•Financing revenues increased, primarily driven by higher average client balances and higher client activity.
•Execution services revenues decreased, primarily due to the impact of market conditions on inventory held to facilitate client activity in derivatives and cash equities, partially offset by higher client activity in derivatives.
Fixed Income
Net revenues of $1,682 million in the current quarter decreased 45% compared with the prior year quarter reflecting lower results across products.
•Global macro products revenues decreased in rates and foreign exchange products primarily due to the effect of tighter bid-offer spreads and lower market volatility compared with the prior year quarter.
•Credit products revenues decreased primarily due to the impact of market conditions on inventory held to facilitate client activity in securitized products compared to particularly strong results in the prior year quarter, as well as the effect of tighter bid-offer spreads and lower client activity in corporate credit products.
•Commodities products and other fixed income revenues decreased, primarily driven by the impact of market conditions on inventory held to facilitate client activity.
Other Net Revenues

Net revenues of $207 million in the current quarter decreased 57% compared with the prior year quarter primarily due to losses, net of related economic hedges, on corporate loans held for sale compared with gains in the prior year quarter.
Net Interest
Net interest revenues of $610 million in the current quarter are included within Equity, Fixed Income, and Other, and increased 7% compared with the prior year quarter primarily driven by lower net costs associated with maintaining liquidity as well as higher revenues from secured lending facilities.
Equity, Fixed Income and Other Net Revenues—Current Year Period
Equity
Net revenues of $5,702 million in the current year period increased 12% compared with the prior year period, primarily reflecting an increase in execution services.
•Financing revenues increased, primarily driven by higher average client balances and higher client activity, partially offset by a credit loss related to a single client in the first quarter of 2021.
•Execution services revenues increased, primarily due to higher client activity and the impact of market conditions on inventory held to facilitate client activity in derivatives, partially offset by trading losses related to the aforementioned credit event.

June 2021 Form 10-Q	9

Management’s Discussion and Analysis
Fixed Income
Net revenues of $4,648 million in the current year period decreased 9% compared with the prior year period, primarily driven by global macro products, partially offset by credit products.
•Global macro products revenues decreased in rates and foreign exchange products, primarily due to the effect of tighter bid-offer spreads and lower market volatility compared with the prior year period, partially offset by the impact of market conditions on inventory held to facilitate client activity.
•Credit products revenues increased, primarily due to the impact of market conditions on inventory held to facilitate client activity across all credit products, partially offset by the effect of tighter bid-offer spreads and lower client activity in corporate credit products compared with the prior year period.
•Commodities products and other fixed income revenues decreased, primarily driven by the impact of market conditions on inventory held to facilitate client activity and lower client activity in Commodities, partially offset by higher counterparty credit risk management results.
Other Net Revenues

Net revenues of $330 million in the current year period increased from the prior year period primarily due to gains from investments associated with certain employee deferred compensation plans compared with losses in the prior year period and lower mark-to-market losses on corporate loans held for sale, net of related economic hedges.
Net Interest
Net interest revenues of $1,248 million in the current year period are included within Equity, Fixed Income, and Other, and increased 21% compared with the prior year period primarily driven by lower net costs associated with maintaining liquidity as well as higher revenues in secured lending facilities and corporate lending.
Provision for Credit Losses

In the current quarter, the Provision for credit losses on loans and lending commitments was $70 million, primarily driven by one secured lending facility. The Provision for credit losses on loans and lending commitments of $217 million in the prior year quarter was primarily driven by deterioration in the expected macroeconomic environment at that time.

In the current year period, the Provision for credit losses on loans and lending commitments was a net release of $23 million, primarily as a result of improvements in the outlook for macroeconomic conditions and the impact of paydowns on corporate loans, including by lower-rated borrowers, partially offset by the provision for one secured lending facility in the current quarter. The Provision for credit losses on loans and lending commitments of $605 million in the prior year period was primarily driven by deterioration in the expected macroeconomic environment at that time.

For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-interest Expenses
Non-interest expenses of $4,524 million in the current quarter decreased 9% compared with the prior year quarter, primarily reflecting an 18% decrease in Compensation and benefits expenses.
•Compensation and benefits expenses decreased in the current quarter, primarily due to a decrease in discretionary incentive compensation driven by lower revenues.
•Non-compensation expenses increased in the current quarter, primarily due to investments in technology, professional services and volume-related expenses, partially offset by a decrease in litigation expenses.
Non-interest expenses of $9,823 million in the current year period increased 11% compared with the prior year period, primarily reflecting a 16% increase in Compensation and benefits expenses.
•Compensation and benefits expenses increased in the current year period, primarily due to higher expenses related to certain deferred compensation plans linked to the Firm’s share price and investment performance, and an increase in discretionary incentive compensation driven by higher revenues.
•Non-compensation expenses increased in the current year period, primarily due to investments in technology, volume-related expenses and professional services, partially offset by a decrease in litigation expenses.
Income Tax Items
The effective tax rate of 23.0% is lower in the current quarter compared with the prior year quarter primarily due to the remeasurement of reserves and interest related to a foreign tax matter in the prior year quarter.

10	June 2021 Form 10-Q

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended June 30,
$ in millions	2021	2020	% Change
Revenues
Asset management	$3,447	$2,507	37%
Transactional[1]	1,172	1,075	9%
Net interest	1,255	1,030	22%
Other[1,2]	221	92	140%
Net revenues	6,095	4,704	30%
Provision for credit losses[2]	3	22	(86)%
Compensation and benefits	3,275	2,729	20%
Non-compensation expenses	1,181	811	46%
Total non-interest expenses	4,456	3,540	26%
Income before provision for income taxes	$1,636	$1,142	43%
Provision for income taxes	372	289	29%
Net income applicable to Morgan Stanley	$1,264	$853	48%

	Six Months Ended June 30,
$ in millions	2021	2020	% Change
Revenues
Asset management	$6,638	$5,187	28%
Transactional[1]	2,400	1,474	63%
Net interest	2,640	1,926	37%
Other[1,2]	376	173	117%
Net revenues	12,054	8,760	38%
Provision for credit losses[2]	(2)	41	(105)%
Compensation and benefits	6,445	4,941	30%
Non-compensation expenses	2,375	1,581	50%
Total non-interest expenses	8,820	6,522	35%
Income before provision for income taxes	$3,236	$2,197	47%
Provision for income taxes	730	480	52%
Net income applicable to Morgan Stanley	$2,506	$1,717	46%
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
Wealth Management Metrics

$ in billions	At June 30, 2021	At December 31, 2020
Total client assets	$4,546	$3,999
U.S. Bank Subsidiary loans	$115	$98
Margin and other lending[1]	$27	$23
Deposits[2]	$319	$306
Weighted average cost of deposits[3]	0.16%	0.24%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net new assets[4]	$71.2	$20.4	$176.1	$57.5
1.Margin and other lending represents margin lending arrangements, which allow customers to borrow against the value of qualifying securities and other lending which includes non‐purpose securities-based lending on non‐bank entities.
2.Deposits are sourced from Wealth Management clients and other sources of funding on the U.S. Bank Subsidiaries. Deposits include sweep deposit programs, savings and other, and time deposits. Excludes approximately $8 billion and $25 billion of off-balance sheet deposits as of June 30, 2021 and December 31, 2020, respectively.
3.Weighted average cost of deposits represents the annualized weighted average.
4.Net new assets represent client inflows, including dividends and interest, less client outflows, and exclude activity from business combinations/divestitures and the impact of fees and commissions.
Advisor-led channel

$ in billions	At June 30, 2021	At December 31, 2020
Advisor-led client assets[1]	$3,553	$3,167
Fee-based client assets[2]	$1,680	$1,472
Fee-based client assets as a percentage of advisor-led client assets	47%	46%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fee-based asset flows[3]	$33.7	$11.1	$70.9	$29.5
1.Advisor-led client assets represent client assets in accounts that have a Wealth Management representative assigned.
2.Fee‐based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
3.Fee-based asset flows include net new fee-based assets, net account transfers, dividends, interest and client fees, and exclude institutional cash management related activity. For a description of the Inflows and Outflows included in Fee-based asset flows, see Fee-based client assets in the 2020 Form 10-K.
Self-directed channel

$ in billions	At June 30, 2021	At December 31, 2020
Self-directed assets[1]	$993	$832
Self-directed households (in millions)[2]	7.4	6.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Daily average revenue trades (“DARTs”) (in thousands)[3]	1,042	6	1,324	6
1.Self-directed assets represent active accounts which are not advisor led. Active accounts are defined as having at least $25 in assets.
2.Self-directed households represent the total number of households that include at least one account with self-directed assets. Individual households or participants that are engaged in one or more of our Wealth Management channels will be included in each of the respective channel counts.
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.

June 2021 Form 10-Q	11

Management’s Discussion and Analysis
Workplace channel1

$ in billions	At June 30, 2021	At December 31, 2020
Workplace unvested assets[2]	$480	$435
Number of participants (in millions)[3]	5.2	4.9
1.The workplace channel includes equity compensation solutions for companies, their executives and employees.
2.Workplace unvested assets represent the market value of public company securities at the end of the period.
3.Workplace participants represent total accounts with vested and/or unvested assets in the workplace channel. Individuals with accounts in multiple plans are counted as participants in each plan.
Net Revenues
Asset Management
Asset management revenues of $3,447 million in the current quarter and $6,638 million in the current year period increased 37% and 28% from the prior year quarter and the prior year period, respectively, primarily due to higher fee-based asset levels in the current year periods as a result of market appreciation and positive fee-based flows.
See “Fee-Based Client Assets—Rollforwards” herein.
Transactional Revenues
Transactional revenues of $1,172 million in the current quarter increased 9% compared with the prior year quarter, primarily due to incremental revenues as a result of the E*TRADE acquisition and higher revenues from structured product and closed-end fund issuances, partially offset by lower gains from investments associated with certain employee deferred compensation plans.
In the current year period, Transactional revenues increased 63% to $2,400 million compared with the prior year period, primarily due to incremental revenues as a result of the E*TRADE acquisition, gains from investments associated with certain employee deferred compensation plans, and higher revenues from structured product and closed-end fund issuances.
Net Interest
Net interest of $1,255 million increased 22% compared with the prior year quarter, primarily due to incremental net interest as a result of the E*TRADE acquisition and continued growth in bank lending, partially offset by the net effect of lower interest rates and an increase in prepayment amortization related to mortgage-backed securities.
In the current year period, Net interest increased 37% to $2,640 million compared with the prior year period, primarily due to incremental net interest as a result of the E*TRADE acquisition, continued growth in bank lending, and a decrease in prepayment amortization related to mortgage-backed securities. These increases were partially offset by the net effect of lower interest rates.
Other
Other revenues of $221 million in the current quarter and $376 million in the current year period increased 140% and 117% from the prior year quarter and the prior year period, respectively, primarily due to incremental revenues as a result of the E*TRADE acquisition and higher realized gains from the AFS securities portfolio.
Non-interest Expenses
Non-interest expenses of $4,456 million in the current quarter increased 26% compared with the prior year quarter, as a result of both higher Compensation and benefits expenses and Non-compensation expenses.
•Compensation and benefits expenses increased primarily due to an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues and incremental compensation as a result of the E*TRADE acquisition, partially offset by lower expenses related to certain deferred compensation plans linked to investment performance.
•Non-compensation expenses increased primarily due to incremental expenses as a result of the E*TRADE acquisition.
In the current year period, Non-interest expenses increased 35% to $8,820 million compared with the prior year period, as a result of both higher Compensation and benefits expenses and Non-compensation expenses.
•Compensation and benefits expenses increased primarily due to an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues, incremental compensation as a result of the E*TRADE acquisition, and higher expenses related to certain deferred compensation plans linked to investment performance.
•Non-compensation expenses increased primarily due to incremental expenses as a result of the E*TRADE acquisition.

12	June 2021 Form 10-Q

Management’s Discussion and Analysis
Fee-Based Client Assets Rollforwards

$ in billions	At March 31, 2021	Inflows	Outflows	Market Impact	At June 30, 2021
Separately managed[1]	$385	$13	$(4)	$13	$407
Unified managed	405	25	(14)	20	436
Advisor	188	10	(8)	11	201
Portfolio manager	549	29	(17)	29	590
Subtotal	$1,527	$77	$(43)	$73	$1,634
Cash management	47	8	(9)	—	46
Total fee-based client assets	$1,574	$85	$(52)	$73	$1,680

$ in billions	At March 31, 2020	Inflows	Outflows	Market Impact	At June 30, 2020
Separately managed[1]	$329	$7	$(4)	$(19)	$313
Unified managed	263	13	(10)	39	305
Advisor	131	8	(8)	18	149
Portfolio manager	379	20	(15)	47	431
Subtotal	$1,102	$48	$(37)	$85	$1,198
Cash management	32	10	(4)	—	38
Total fee-based client assets	$1,134	$58	$(41)	$85	$1,236

$ in billions	At December 31, 2020	Inflows	Outflows	Market Impact	At June 30, 2021
Separately managed[1]	$359	$26	$(11)	$33	$407
Unified managed	379	51	(27)	33	436
Advisor	177	22	(17)	19	201
Portfolio manager	509	59	(32)	54	590
Subtotal	$1,424	$158	$(87)	$139	$1,634
Cash management	48	15	(17)	—	46
Total fee-based client assets	$1,472	$173	$(104)	$139	$1,680

$ in billions	At December 31, 2019	Inflows	Outflows	Market Impact	At June 30, 2020
Separately managed[1]	$322	$19	$(10)	$(18)	$313
Unified managed	313	29	(22)	(15)	305
Advisor	155	16	(15)	(7)	149
Portfolio manager	435	44	(31)	(17)	431
Subtotal	$1,225	$108	$(78)	$(57)	$1,198
Cash management	42	9	(13)	—	38
Total fee-based client assets	$1,267	$117	$(91)	$(57)	$1,236
1.Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.
Average Fee Rates

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2021	2020	2021	2020
Separately managed	14	14	14	14
Unified managed	95	99	96	99
Advisor	82	86	82	85
Portfolio manager	93	94	93	94
Subtotal	72	72	73	72
Cash management	5	6	5	5
Total fee-based client assets	71	70	71	70
For a description of fee-based client assets and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2020 Form 10-K.

June 2021 Form 10-Q	13

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended June 30,
$ in millions	2021	2020	% Change
Revenues
Asset management and related fees	$1,418	$684	107%
Performance-based income and other[1]	284	202	41%
Net revenues	1,702	886	92%
Compensation and benefits	715	354	102%
Non-compensation expenses	557	316	76%
Total non-interest expenses	1,272	670	90%
Income before provision for income taxes	430	216	99%
Provision for income taxes	108	39	177%
Net income	322	177	82%
Net income (loss) applicable to noncontrolling interests	(19)	23	(183)%
Net income applicable to Morgan Stanley	$341	$154	121%

	Six Months Ended June 30,
$ in millions	2021	2020	% Change
Revenues
Asset management and related fees	$2,521	$1,349	87%
Performance-based income and other[1]	495	229	116%
Net revenues	3,016	1,578	91%
Compensation and benefits	1,229	611	101%
Non-compensation expenses	987	608	62%
Total non-interest expenses	2,216	1,219	82%
Income before provision for income taxes	800	359	123%
Provision for income taxes	189	64	195%
Net income	611	295	107%
Net income (loss) applicable to noncontrolling interests	(5)	63	(108)%
Net income applicable to Morgan Stanley	$616	$232	166%
1.Includes Investments, Trading, Commissions and fees, Net interest, and Other revenues.
Acquisition of Eaton Vance
The comparisons of current year results to prior periods are impacted by the acquisition of Eaton Vance in the first quarter of 2021. For additional information on the acquisition of Eaton Vance, see Note 3 to the financial statements.
Net Revenues
Asset Management and related fees
Asset management and related fees of $1,418 million in the current quarter and $2,521 million in the current year period increased 107% and 87% from the prior year quarter and prior year period, respectively, primarily due to incremental revenues as a result of the Eaton Vance acquisition, and higher average AUM driven by strong investment performance and positive net flows.
See “Assets Under Management or Supervision” herein.
Performance-based income and other
Performance-based income and other revenues of $284 million in the current quarter and $495 million in the current year period increased 41% and 116% from the prior year quarter and prior year period, respectively, primarily due to higher accrued carried interest across strategies, partially offset by the reversal of accrued carried interest and investment losses in an Asia private equity fund.
Non-interest Expenses
Non-interest expenses of $1,272 million in the current quarter increased 90% from the prior year quarter and Non-interest expenses of $2,216 million in the current year period increased 82% from the prior year period, both as a result of higher Compensation and benefits expenses and Non-compensation expenses.
•Compensation and benefits expenses increased primarily due to incremental compensation as a result of the Eaton Vance acquisition, higher compensation associated with carried interest, and an increase in discretionary incentive compensation driven by higher asset management revenues.
•Non-compensation expenses increased primarily due to incremental expenses as a result of the Eaton Vance acquisition and higher fee sharing paid to intermediaries on higher average AUM.

14	June 2021 Form 10-Q

Management’s Discussion and Analysis
Assets Under Management or Supervision

Rollforwards

$ in billions	Equity	Fixed income	Alternatives and Solutions	Long-term AUM Subtotal	Liquidity and Overlay Services	Total
March 31, 2021	$371	$201	$418	$990	$429	$1,419
Inflows	24	19	29	72	454	526
Outflows	(21)	(15)	(20)	(56)	(419)	(475)
Market Impact	31	3	19	53	4	57
Other	(1)	(1)	(1)	(3)	—	(3)
June 30, 2021	$404	$207	$445	$1,056	$468	$1,524

$ in billions	Equity	Fixed income	Alternatives and Solutions	Long-term AUM Subtotal	Liquidity and Overlay Services	Total
March 31, 2020	$121	$75	$141	$337	$247	$584
Inflows	18	11	7	36	409	445
Outflows	(9)	(6)	(4)	(19)	(388)	(407)
Market Impact	37	4	2	43	—	43
Other	1	—	(1)	—	—	—
June 30, 2020	$168	$84	$145	$397	$268	$665

$ in billions	Equity	Fixed income	Alternatives and Solutions	Long-term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2020	$242	$98	$153	$493	$288	$781
Inflows	55	32	44	131	913	1,044
Outflows	(44)	(24)	(30)	(98)	(852)	(950)
Market Impact	35	1	29	65	4	69
Acquired[1]	119	103	251	473	116	589
Other	(3)	(3)	(2)	(8)	(1)	(9)
June 30, 2021	$404	$207	$445	$1,056	$468	$1,524
1.Related to the Eaton Vance acquisition.

$ in billions	Equity	Fixed income	Alternatives and Solutions	Long-term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2019	$138	$79	$139	$356	$196	$552
Inflows	32	21	15	68	855	923
Outflows	(21)	(15)	(8)	(44)	(783)	(827)
Market Impact	19	—	(5)	14	1	15
Other	—	(1)	4	3	(1)	2
June 30, 2020	$168	$84	$145	$397	$268	$665
Average AUM

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2021	2020	2021	2020
Equity	$389	$146	$329	$142
Fixed income	205	80	159	80
Alternatives and Solutions	434	143	314	141
Long-term AUM subtotal	1028	369	802	363
Liquidity and Overlay Services	449	266	384	235
Total AUM	$1,477	$635	$1,186	$598
Average Fee Rates

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2021	2020	2021	2020
Equity	72	76	77	75
Fixed income	38	29	38	30
Alternatives and Solutions	33	58	40	59
Long-term AUM	49	59	55	59
Liquidity and Overlay Services	5	16	6	16
Total AUM	35	41	39	42
While Asset management and related fees arising from the acquisition are incremental to our revenues, certain Eaton Vance products may have higher or lower average fee rates than similar products prior to the acquisition, with the overall impact yielding a lower average fee rate.
For a description of the asset classes and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in the 2020 Form 10-K, except for the following updates to the definitions, which reflect the inclusion of certain Eaton Vance products.
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

June 2021 Form 10-Q	15

Management’s Discussion and Analysis
Supplemental Financial Information
U.S. Bank Subsidiaries
Our U.S. bank subsidiaries, Morgan Stanley Bank N.A. (“MSBNA”), Morgan Stanley Private Bank, National Association (“MSPBNA”), E*TRADE Bank (“ETB”), and E*TRADE Savings Bank (“ETSB”) (collectively, “U.S. Bank Subsidiaries”) accept deposits, provide loans to a variety of customers, including large corporate and institutional clients as well as high to ultra-high net worth individuals, and invest in securities. Lending activity recorded in the U.S. Bank Subsidiaries from the Institutional Securities business segment primarily includes Secured lending facilities and Commercial real estate loans. Lending activity recorded in the U.S. Bank Subsidiaries from the Wealth Management business segment primarily includes Securities-based lending, which allows clients to borrow money against the value of qualifying securities, and Residential real estate loans.
For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk.” For a further discussion about loans and lending commitments, see Notes 10 and 14 to the financial statements.
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At June 30, 2021	At December 31, 2020
Investment securities portfolio:
Investment securities—AFS	$73.4	$90.3
Investment securities—HTM	62.8	52.6
Total investment securities	$136.2	$142.9
Wealth Management Loans[2]
Residential real estate	$38.9	$35.2
Securities-based lending and Other[3]	75.8	62.9
Total, net of ACL	$114.7	$98.1
Institutional Securities Loans[2]
Corporate	$5.5	$7.9
Secured lending facilities	30.5	27.4
Commercial and Residential real estate	9.8	10.1
Securities-based lending and Other	7.1	5.4
Total, net of ACL	$52.9	$50.8
Total Assets	$357.5	$346.5
Deposits[4]	$318.7	$309.7
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

16	June 2021 Form 10-Q

Management’s Discussion and Analysis
Total Assets by Business Segment

	At June 30, 2021
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$88,778	$37,124	$578	$126,480
Trading assets at fair value	314,961	1,180	5,004	321,145
Investment securities	40,310	135,032	—	175,342
Securities purchased under agreements to resell	79,414	16,516	—	95,930
Securities borrowed	125,358	1,345	—	126,703
Customer and other receivables	66,965	32,714	1,242	100,921
Loans[1]	51,329	114,708	22	166,059
Other assets[2]	15,142	22,517	11,566	49,225
Total assets	$782,257	$361,136	$18,412	$1,161,805

	At December 31, 2020
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$74,281	$31,275	$98	$105,654
Trading assets at fair value	308,413	280	4,045	312,738
Investment securities	41,630	140,524	—	182,154
Securities purchased under agreements to resell	84,998	31,236	—	116,234
Securities borrowed	110,480	1,911	—	112,391
Customer and other receivables	67,085	29,781	871	97,737
Loans[1]	52,449	98,130	18	150,597
Other assets[2]	13,986	22,458	1,913	38,357
Total assets	$753,322	$355,595	$6,945	$1,115,862
1.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 10 to the financial statements).
2.Other assets primarily includes Goodwill and Intangible assets, premises, equipment and software, ROU assets related to leases, other investments, and deferred tax assets.
A substantial portion of total assets consists of liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from market-making, financing and prime brokerage activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio, comprising Investment securities, Cash and cash equivalents and Securities purchased under agreements to resell. Total assets increased slightly to $1,162 billion at June 30, 2021 from $1,116 billion at December 31, 2020.
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
At June 30, 2021 and December 31, 2020, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
Liquidity Resources by Type of Investment

$ in millions	At June 30, 2021	At December 31, 2020
Cash deposits with central banks	$67,662	$49,669
Unencumbered HQLA Securities[1]:
U.S. government obligations	127,603	136,555
U.S. agency and agency mortgage-backed securities	109,294	99,659
Non-U.S. sovereign obligations[2]	29,204	39,745
Other investment grade securities	793	2,053
Total HQLA[1]	$334,556	$327,681
Cash deposits with banks (non-HQLA)	9,220	10,942
Total Liquidity Resources	$343,776	$338,623
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered Japanese, U.K., German, French and Italian government obligations.
Liquidity Resources by Bank and Non-Bank Legal Entities

	At June 30, 2021	At December 31, 2020	Average Daily Balance Three Months Ended
$ in millions			June 30, 2021
Bank legal entities
U.S.	$172,944	$178,033	$176,625
Non-U.S.	9,845	7,670	8,473
Total Bank legal entities	182,789	185,703	185,098
Non-Bank legal entities
U.S.:
Parent Company	67,997	59,468	63,911
Non-Parent Company	41,037	33,368	43,511
Total U.S.	109,034	92,836	107,422
Non-U.S.	51,953	60,084	59,394
Total Non-Bank legal entities	160,987	152,920	166,816
Total Liquidity Resources	$343,776	$338,623	$351,914

June 2021 Form 10-Q	17

Management’s Discussion and Analysis
Liquidity Resources may fluctuate from period to period based on the overall size and composition of our balance sheet, the maturity profile of our unsecured debt and estimates of funding needs in a stressed environment, among other factors.
Regulatory Liquidity Framework
Liquidity Coverage Ratio
The Firm, MSBNA and MSPBNA are required to maintain a minimum LCR of 100% and ETB is subject to this requirement beginning in July 2021. The LCR requirements are designed to ensure that banking organizations have sufficient Eligible HQLA to cover net cash outflows arising from significant stress over 30 calendar days, thus promoting the short-term resilience of the liquidity risk profile of banking organizations. In determining Eligible HQLA for LCR purposes, weightings (or asset haircuts) are applied to HQLA, and certain HQLA held in subsidiaries is excluded.
As of June 30, 2021, the Firm, MSBNA and MSPBNA are compliant with the minimum required LCR of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2021	March 31, 2021
Eligible HQLA[1]
Cash deposits with central banks	$56,430	$50,815
Securities[2]	171,729	166,060
Total Eligible HQLA[1]	$228,159	$216,875
LCR	126%	125%
1.Under the LCR rule, Eligible HQLA is calculated using weightings and excluding certain HQLA held in subsidiaries.
2.Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
Net Stable Funding Ratio
The U.S. banking agencies have finalized a rule to implement the NSFR, which requires large banking organizations to maintain sufficiently stable sources of funding over a one-year time horizon, and applies to the Firm, MSBNA, MSPBNA and ETB. The Firm and each of these individual entities are compliant with the 100% minimum NSFR as of July 1, 2021, the effective date of the requirements.
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
Collateralized Financing Transactions

$ in millions	At June 30, 2021	At December 31, 2020
Securities purchased under agreements to resell and Securities borrowed	$222,633	$228,625
Securities sold under agreements to repurchase and Securities loaned	$67,219	$58,318
Securities received as collateral[1]	$7,166	$4,277

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2021	December 31, 2020
Securities purchased under agreements to resell and Securities borrowed	$225,988	$195,376
Securities sold under agreements to repurchase and Securities loaned	$67,568	$54,528
1.Included within Trading assets in the balance sheets.
See “Total Assets by Business Segment” herein for additional information on the assets shown in the previous table and Note 2 to the financial statements in the 2020 Form 10-K and Note 9 to the financial statements for additional information on collateralized financing transactions.
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

18	June 2021 Form 10-Q

Management’s Discussion and Analysis
Deposits

$ in millions	At June 30, 2021	At December 31, 2020
Savings and demand deposits:
Brokerage sweep deposits[1]	$256,730	$232,071
Savings and other	42,951	47,150
Total Savings and demand deposits	299,681	279,221
Time deposits	20,677	31,561
Total[2]	$320,358	$310,782
1.Amounts represent balances swept from client brokerage accounts.
2.Excludes approximately $8 billion and $25 billion of off-balance sheet deposits at unaffiliated financial institutions as of June 30, 2021 and December 31, 2020, respectively. This client cash held by third parties is not reflected in our balance sheets and is not immediately available for liquidity purposes.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. The increase in total deposits in the current year period was primarily due to the onboarding in the first quarter of 2021 of approximately $20 billion of E*TRADE Brokerage sweep deposits previously held off-balance sheet at unaffiliated financial institutions, partially offset by maturities of time deposits.
Borrowings by Remaining Maturity at June 30, 20211

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$5,538	$5,538
Original maturities greater than one year
2021	$7,320	$2,600	$9,920
2022	11,181	6,853	18,034
2023	17,043	5,484	22,527
2024	20,839	8,194	29,033
2025	14,839	6,802	21,641
Thereafter	91,456	25,993	117,449
Total	$162,678	$55,926	$218,604
Total Borrowings	$162,678	$61,464	$224,142
Maturities over next 12 months[2]			$16,891
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $224 billion as of June 30, 2021 increased slightly when compared with $217 billion at December 31, 2020.
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
Credit Ratings
We rely on external sources to finance a significant portion of our daily operations. Our credit ratings are one of the factors in the cost and availability of financing and can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as certain OTC derivative transactions. When determining credit ratings, rating agencies consider both company-specific and industry-wide factors. These include regulatory or legislative changes, the macroeconomic environment and perceived levels of support, among other things. See also “Risk Factors— Liquidity Risk” in the 2020 Form 10-K.
Parent Company, MSBNA and MSPBNA Issuer Ratings at July 30, 2021

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A	Stable
Moody’s Investors Service, Inc.	P-1	A1	Stable
Rating and Investment Information, Inc.	a-1	A	Stable
S&P Global Ratings	A-2	BBB+	Positive

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable
On May 24, 2021, S&P Global Ratings revised the Parent Company outlook from stable to positive.
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

June 2021 Form 10-Q	19

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
Common Stock Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except for per share data	2021	2020	2021	2020
Number of shares	34	—	62	29
Average price per share	$86.21	$—	$82.31	$46.01
Total	$2,939	$—	$5,074	$1,347
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Action Supervisory Restrictions” herein and Note 17 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	July 15, 2021
Amount per share	$0.70
Date to be paid	August 13, 2021
Shareholders of record as of	July 30, 2021
For additional information on our common stock dividends, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Action Supervisory Restrictions” herein.
For additional information on our common stock and information on our preferred stock, see Note 17 to the financial statements.
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
Regulatory Capital Requirements
We are required to maintain minimum risk-based and leverage-based capital and TLAC ratios. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Capital Requirements” in the 2020 Form 10-K. For additional information on TLAC, see “Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” herein.
Risk-Based Regulatory Capital. Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2

20	June 2021 Form 10-Q

Management’s Discussion and Analysis
capital). Capital standards require certain adjustments to, and deductions from, capital for purposes of determining these ratios.
Risk-Based Regulatory Capital Ratio Requirements

		At June 30, 2021 and December 31, 2020
		Standardized	Advanced
Capital buffers
Capital conservation buffer		—	2.5%
SCB[1]		5.7%	N/A
G-SIB capital surcharge[2]		3.0%	3.0%
CCyB[3]		0%	0%
Capital buffer requirement[4]		8.7%	5.5%

		At June 30, 2021 and December 31, 2020
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
Our risk-based capital ratios are computed under both (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At June 30, 2021 and December 31, 2020, the differences between the actual and required ratios were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Minimum leverage-based capital requirements include a Tier 1 leverage ratio and an SLR. We are required to maintain an SLR of 5%, inclusive of an enhanced SLR capital buffer of at least 2%.
As of June 30, 2021 and December 31, 2020, our risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period which began on January 1, 2020. For further information, see “Liquidity and Capital Resources—
Regulatory Requirements—Regulatory Developments” in the 2020 Form 10-K.
Regulatory Capital Ratios

$ in millions	Required Ratio[1]	At June 30, 2021	At December 31, 2020
Risk-based capital— Standardized
Common Equity Tier 1 capital		$76,815	$78,650
Tier 1 capital		84,612	88,079
Total capital		92,782	97,213
Total RWA		462,808	453,106
Common Equity Tier 1 capital ratio	13.2%	16.6%	17.4%
Tier 1 capital ratio	14.7%	18.3%	19.4%
Total capital ratio	16.7%	20.0%	21.5%

$ in millions	Required Ratio[1]	At June 30, 2021	At December 31, 2020
Risk-based capital— Advanced
Common Equity Tier 1 capital		$76,815	$78,650
Tier 1 capital		84,612	88,079
Total capital		92,550	96,994
Total RWA		434,741	445,151
Common Equity Tier 1 capital ratio	10.0%	17.7%	17.7%
Tier 1 capital ratio	11.5%	19.5%	19.8%
Total capital ratio	13.5%	21.3%	21.8%

$ in millions	Required Ratio[1]	At June 30, 2021	At December 31, 2020
Leverage-based capital
Adjusted average assets[2]		$1,135,262	$1,053,510
Tier 1 leverage ratio	4.0%	7.5%	8.4%
Supplementary leverage exposure[3,4]		$1,439,971	$1,192,506
SLR[4]	5.0%	5.9%	7.4%
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
4.Our SLR and Supplementary leverage exposure as of December 31, 2020 reflect the exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks based on a Federal Reserve interim final rule that was in effect until March 31, 2021. As of December 31, 2020, the impact of the interim final rule on our SLR was an increase of 80 bps. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments and Other Matters” herein and “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments" in the 2020 Form 10-K.

June 2021 Form 10-Q	21

Management’s Discussion and Analysis
Regulatory Capital

$ in millions	At June 30, 2021	At December 31, 2020	Change
Common Equity Tier 1 capital
Common stock and surplus	$16,852	$15,799	$1,053
Retained earnings	85,043	78,978	6,065
AOCI	(2,523)	(1,962)	(561)
Regulatory adjustments and deductions:
Net goodwill	(16,693)	(11,527)	(5,166)
Net intangible assets	(7,032)	(4,165)	(2,867)
Other adjustments and deductions[1]	1,168	1,527	(359)
Total Common Equity Tier 1 capital	$76,815	$78,650	$(1,835)
Additional Tier 1 capital
Preferred stock	$7,750	$9,250	$(1,500)
Noncontrolling interests	561	619	(58)
Additional Tier 1 capital	$8,311	$9,869	$(1,558)
Deduction for investments in covered funds	(514)	(440)	(74)
Total Tier 1 capital	$84,612	$88,079	$(3,467)
Standardized Tier 2 capital
Subordinated debt	$7,107	$7,737	$(630)
Eligible ACL	1,168	1,265	(97)
Other adjustments and deductions	(105)	132	(237)
Total Standardized Tier 2 capital	$8,170	$9,134	$(964)
Total Standardized capital	$92,782	$97,213	$(4,431)
Advanced Tier 2 capital
Subordinated debt	$7,107	$7,737	$(630)
Eligible credit reserves	936	1,046	(110)
Other adjustments and deductions	(105)	132	(237)
Total Advanced Tier 2 capital	$7,938	$8,915	$(977)
Total Advanced capital	$92,550	$96,994	$(4,444)
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.
RWA Rollforward

	Six Months Ended June 30, 2021
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2020	$387,066	$284,930
Change related to the following items:
Derivatives	3,182	(18,766)
Securities financing transactions	4,750	350
Investment securities	(2,422)	(257)
Commitments, guarantees and loans	415	5,862
Equity investments	1,696	1,754
Other credit risk[1]	4,992	4,444
Total change in credit risk RWA	$12,613	$(6,613)
Balance at June 30, 2021	$399,679	$278,317
Market risk RWA
Balance at December 31, 2020	$66,040	$66,040
Change related to the following items:
Regulatory VaR	(6,687)	(6,687)
Regulatory stressed VaR	768	768
Incremental risk charge	(720)	(720)
Comprehensive risk measure	(303)	(343)
Specific risk	4,031	4,031
Total change in market risk RWA	$(2,911)	$(2,951)
Balance at June 30, 2021	$63,129	$63,089
Operational risk RWA
Balance at December 31, 2020	N/A	$94,181
Change in operational risk RWA	N/A	(846)
Balance at June 30, 2021	N/A	$93,335
Total RWA	$462,808	$434,741
Regulatory VaR—VaR for regulatory capital requirements
1.Amounts reflect assets not in a defined category, non-material portfolios of exposures and unsettled transactions.
Credit risk RWA in the current year period increased under the Standardized Approach, while it decreased under the Advanced Approach. Under the Standardized Approach, the increase was primarily from Securities financing transactions and Derivatives driven by increased exposure. Under the Advanced Approach, the decrease was primarily driven by a reduction in CVA due to lower credit spread volatility, partially offset by increased exposure in event lending within Institutional Securities business segment.
Market risk RWA decreased in the current year period under both the Standardized and Advanced Approaches primarily due to a decrease in Regulatory VaR mainly as a result of reduced volatility as the peak COVID-19 market stress in 2020 is no longer included in VaR. This was partially offset by an increase in non-securitization charges due to increased exposure.
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

22	June 2021 Form 10-Q

Management’s Discussion and Analysis
through the conversion of eligible LTD to equity or otherwise by imposing losses on eligible LTD or other forms of TLAC where an SPOE resolution strategy is used.
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At June 30, 2021	At December 31, 2020
External TLAC[2]			$225,830	$216,129
External TLAC as a % of RWA	18.0%	21.5%	49.0%	47.7%
External TLAC as a % of leverage exposure	7.5%	9.5%	15.7%	18.1%
Eligible LTD[3]			$131,951	$120,561
Eligible LTD as a % of RWA	9.0%	9.0%	28.5%	26.6%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	9.2%	10.1%
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
We are in compliance with all TLAC requirements as of June 30, 2021 and December 31, 2020. For a further discussion of TLAC and related requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Capital Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” in the 2020 Form 10-K.
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
For the 2021 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 5, 2021. On June 24, 2021, the Federal Reserve published summary results of its supervisory stress tests of each large BHC, and following the publication of the supervisory stress test results, we announced that our SCB will remain at 5.7% from October 1, 2021 through September 30, 2022. Together with other features of the regulatory capital framework, this SCB results in an aggregate Standardized Approach Common Equity Tier 1 required ratio of 13.2%. Generally, our SCB is determined annually based on the results of the supervisory stress test.
We also disclosed a summary of the results of our company-run stress tests on our Investor Relations website, and announced that our Board of Directors authorized the increase of our quarterly common stock dividend to $0.70 per share from $0.35 per share beginning with the common stock dividend announced on July 15, 2021, and authorized the repurchase of up to $12 billion of outstanding common stock from July 1, 2021 through June 30, 2022, from time to time as conditions warrant, which supersedes the previous common stock repurchase authorization.
For additional information on our capital planning and stress tests, including the SCB, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Plans, Stress Tests and the Stress Capital Buffer” in the 2020 Form 10-K.
Capital Action Supervisory Restrictions
Under the modified capital action restrictions announced previously by the Federal Reserve, in the first two quarters of 2021 large BHCs were permitted to pay common stock dividends, provided they did not increase the amount of common stock dividends to be larger than the level paid in the second quarter of 2020, and make share repurchases that, in the aggregate, did not exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters; make share repurchases that equal the amount of share issuances related to expensed employee compensation; and redeem and make scheduled payments on additional Tier 1 and Tier 2 capital instruments.
The Federal Reserve subsequently announced that the restrictions described above would end on June 30, 2021 for all firms whose capital levels are above minimum risk-based requirements in the Federal Reserve’s annual supervisory stress test. Based on the results of the 2021 supervisory stress tests, the temporary capital action supervisory restrictions previously applicable to us ended on June 30, 2021. As of July 1, 2021, the Firm is permitted, in its discretion, to adjust its capital distributions without seeking prior approval from the Federal Reserve, provided that it remains in compliance with all applicable regulatory capital requirements, including the SCB.
For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Action Supervisory Restrictions” in the 2020 Form 10-K.

June 2021 Form 10-Q	23

Management’s Discussion and Analysis
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
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2021	2020	2021	2020
Institutional Securities	$43.5	$42.8	$43.5	$42.8
Wealth Management[2]	28.6	18.2	28.6	18.2
Investment Management[3]	10.7	2.6	7.1	2.6
Parent	16.0	14.0	17.1	12.4
Total	$98.8	$77.6	$96.3	$76.0
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
Resolution and Recovery Planning
Pursuant to the Dodd-Frank Act, we are required to periodically submit to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. We submitted our 2021 targeted resolution plan on June 30, 2021.
As described in our most recent resolution plan, our preferred resolution strategy is an SPOE strategy. In line with our SPOE strategy, the Parent Company has transferred, and has agreed to transfer on an ongoing basis, certain assets to its wholly owned, direct subsidiary Morgan Stanley Holdings LLC (the “Funding IHC”). In addition, the Parent Company has entered into an amended and restated support agreement with its material entities (including the Funding IHC) and certain other subsidiaries. In the event of a resolution scenario, the Parent Company would be obligated to contribute all of its Contributable Assets to our material entities and/or the Funding IHC. The Funding IHC would be obligated to provide capital and liquidity, as applicable, to our material entities. The combined implication of the SPOE resolution strategy and the requirement to maintain certain levels of TLAC is that losses in resolution would be imposed on the holders of eligible long-term debt and other forms of eligible TLAC issued by the Parent Company before any losses are imposed on creditors of our material entities and without requiring taxpayer or government financial support.
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
Regulatory Developments and Other Matters
Expiration of the Supplementary Leverage Ratio Interim Final Rule
On March 19, 2021, the Federal Reserve announced that the temporary change to the SLR for bank holding companies, which allowed for the exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks, would expire as scheduled on March 31, 2021. As a result, this exclusion was eliminated beginning in the second quarter of 2021. For a summary of the impact of this interim final rule, see “Regulatory Capital Requirements” herein.
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

Subsequently, the International Swaps and Derivatives Association (“ISDA”) confirmed that the FCA’s

24	June 2021 Form 10-Q

Management’s Discussion and Analysis
announcement constituted an “Index Cessation Event” as defined in the IBOR Fallbacks Supplement, which amended ISDA’s interest rate definitions to include robust fallbacks for derivatives linked to LIBOR and certain other interest rate benchmarks, and the ISDA 2020 IBOR Fallbacks Protocol, which incorporates the fallbacks into legacy non-cleared derivatives entered into between Protocol adherents. The FCA’s announcement therefore triggered a fixing of the ISDA fallback spread adjustments for all LIBOR benchmarks, to be effective when the contractual fallbacks are implemented. The Alternative Reference Rates Committee (“ARRC”) also confirmed that the ICE Benchmark Administration and FCA announcements also constituted a “Benchmark Transition Event” with respect to all U.S. dollar LIBOR settings pursuant to the ARRC’s fallback recommendations for new issuances or originations of certain cash products.
Separately, the U.S. banking agencies and the FCA have encouraged banks to cease entering into new contracts referencing LIBOR as soon as practicable, and no later than December 31, 2021.
Further, New York State has enacted legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain contracts governed by New York law with a benchmark based on the Secured Overnight Financing Rate, including any spread adjustment, recommended by the Federal Reserve, the Federal Reserve Bank of New York or the ARRC.
We remain a party to a significant number of LIBOR-linked contracts, many of which extend beyond 2021 and, in the case of U.S. dollar LIBOR, June 30, 2023, composed of derivatives, securitizations, floating rate notes, loans and mortgages and we continue to execute against our Firm-wide IBOR transition plan to promote the transition to alternative reference rates in accordance with industry transition timelines. Our IBOR transition plan is overseen by a global steering committee, with senior management oversight. Firm entities engaged in derivative activities have adhered to the ISDA 2020 IBOR Fallbacks Protocol. As noted above, the Protocol is designed to facilitate the transition of covered derivatives contracts to alternative reference rates. The New York State legislation also provides safeguards that help facilitate the transition to alternative reference rates for certain U.S. dollar LIBOR contracts, although additional regulatory clarity may be needed in some instances.
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

June 2021 Form 10-Q	25

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
95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	June 30, 2021
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$29	$31	$39	$28
Equity price	21	24	32	19
Foreign exchange rate	8	8	15	5
Commodity price	10	11	16	8
Less: Diversification benefit[1]	(28)	(29)	N/A	N/A
Primary Risk Categories	$40	$45	$58	$37
Credit Portfolio	12	13	17	11
Less: Diversification benefit[1]	(9)	(10)	N/A	N/A
Total Management VaR	$43	$48	$60	$41

	Three Months Ended
	March 31, 2021
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$31	$33	$41	$29
Equity price	30	31	170	19
Foreign exchange rate	11	14	24	8
Commodity price	14	18	27	13
Less: Diversification benefit[1]	(36)	(38)	N/A	N/A
Primary Risk Categories	$50	$58	$171	$44
Credit Portfolio	17	24	31	17
Less: Diversification benefit[1]	(15)	(13)	N/A	N/A
Total Management VaR	$52	$69	$175	$50
1.Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
2.The high and low VaR values for the total Management VaR and each of the component VaRs might have occurred on different days during the quarter, and therefore, the diversification benefit is not an applicable measure.
Average total Management VaR and average Management VaR for the Primary Risk Categories decreased in the current quarter from the three months ended March 31, 2021 primarily as a result of reduced volatility as the peak COVID-19 market stress in 2020 is no longer included in VaR. Additionally, the high for the current quarter was reduced from the peak day in the three months ended March 31, 2021, as increased equity exposure in the first quarter of 2021 resulted from the aforementioned credit event for a single client.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results. There was one loss day in the current quarter, which did not exceed the Firm’s VaR.

26	June 2021 Form 10-Q

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
Credit Spread Risk Sensitivity1

$ in millions	At June 30, 2021	At March 31, 2021
Derivatives	$7	$7
Borrowings carried at fair value	48	47
1.Amounts represent the potential gain for each 1 bps widening of our credit spread.
U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At June 30, 2021	At March 31, 2021
Basis point change
+100	$1,463	$1,671
-100	(498)	(560)
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
We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates between June 30, 2021 and March 31, 2021 was primarily driven by the effects of changes in the mix of our assets and liabilities and lower market rates.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At June 30, 2021	At March 31, 2021
Investments related to Investment Management activities	$477	$472
Other investments:
MUMSS	172	174
Other Firm investments	232	223
We have exposure to public and private companies through direct investments, as well as through funds that invest in these assets. These investments are predominantly equity positions with long investment horizons, a portion of which is for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net revenues associated with a 10% decline in investment values and related impact on performance-based income, as applicable.

June 2021 Form 10-Q	27

Risk Disclosures
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
Loans and Lending Commitments

	At June 30, 2021
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$4,724	$7,098	$13	$11,835
Secured lending facilities	28,217	3,951	666	32,834
Commercial and Residential real estate	6,707	620	4,270	11,597
Securities-based lending and Other	586	5	9,353	9,944
Total Institutional Securities	40,234	11,674	14,302	66,210
Wealth Management:
Residential real estate	38,917	10	—	38,927
Securities-based lending and Other	75,877	12	—	75,889
Total Wealth Management	114,794	22	—	114,816
Total Investment Management[1]	5	17	843	865
Total loans[2]	155,033	11,713	15,145	181,891
ACL	(687)			(687)
Total loans, net of ACL	$154,346	$11,713	$15,145	$181,204
Lending commitments[3]				$139,257
Total exposure				$320,461

	At December 31, 2020
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$6,046	$8,580	$13	$14,639
Secured lending facilities	25,727	3,296	648	29,671
Commercial and Residential real estate	7,346	859	3,061	11,266
Securities-based lending and Other	1,279	55	7,001	8,335
Total Institutional Securities	40,398	12,790	10,723	63,911
Wealth Management:
Residential real estate	35,268	11	—	35,279
Securities-based lending and Other	62,947	—	—	62,947
Total Wealth Management	98,215	11	—	98,226
Total Investment Management[1]	6	12	425	443
Total loans[2]	138,619	12,813	11,148	162,580
ACL	(835)			(835)
Total loans, net of ACL	$137,784	$12,813	$11,148	$161,745
Lending commitments[3]				$127,855
Total exposure				$289,600
HFI—Held for investment; HFS—Held for sale; FVO—Fair value option
Total exposure—consists of Total loans, net of ACL, and Lending commitments
1.Investment Management business segment loans are related to certain of our activities as an investment advisor and manager. At June 30, 2021 and December 31, 2020, loans held at fair value are predominantly the result of the consolidation of CLO vehicles, managed by Investment Management, composed primarily of senior secured loans to corporations.
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
Total loans and lending commitments increased by approximately $31 billion since December 31, 2020, primarily due to growth in Securities-based loans and Residential real estate loans within the Wealth Management business segment, as well as increases in Secured lending facilities and event-driven lending commitments within the Institutional Securities business segment.
See Notes 5, 6, 10 and 14 to the financial statements for further information.
Beginning late in the first quarter of 2020 and following in part from the U.S. government’s enactment of the CARES Act, we have granted requests from certain clients for modifications of their credit agreements with us, which in some cases include deferral of their loan payments. In addition to these principal and interest deferrals, we continue to work with certain clients regarding modifications of other terms under their original loan agreements that do not impact contractual loan payments. We do not believe these

28	June 2021 Form 10-Q

Risk Disclosures
modifications have had a material impact on the risk profile of our loan portfolio.
Requests for deferrals and other modifications could continue in future periods. See “Executive Summary—Coronavirus Disease (COVID-19) Pandemic” herein and “Risk Factors” and “Forward Looking Statements” in the 2020 Form 10-K.
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
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$835
ACL—Lending Commitments	396
Total at December 31, 2020	1,231
Gross charge-offs	(102)
Provision for credit losses	(25)
Other	(5)
Total at June 30, 2021	$1,099
ACL—Loans	$687
ACL—Lending commitments	412
Provision for Credit Losses by Business Segment

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
$ in millions	IS	WM	Total	IS	WM	Total
Loans	$12	$4	$16	$(41)	$(1)	$(42)
Lending commitments	58	(1)	57	18	(1)	17
Total	$70	$3	$73	$(23)	$(2)	$(25)
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
The aggregate allowance for loans and lending commitments decreased in the current year period, primarily reflecting charge-offs and a release in the allowance for credit losses within the Institutional Securities business segment. The allowance release was primarily a result of improvements in the outlook for macroeconomic conditions and the impact of paydowns on Corporate loans, including by lower-rated borrowers, partially offset by the provision for one Secured lending facility. The base scenario used in our ACL models as of June 30, 2021 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product. The base scenario, among other things, assumes continued growth over the forecast period with U.S. GDP reaching a year-over-year growth rate of approximately 6% by the fourth quarter of 2021, supported by fiscal stimulus and accommodative monetary policy. See Notes 10 and 14 to the financial statements for further information. See Note 2 to the financial statements in the 2020 Form 10-K for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At June 30, 2021		At December 31, 2020
	IS	WM	IS	WM
Accrual	98.8%	99.3%	99.2%	99.7%
Nonaccrual[1]	1.2%	0.7%	0.8%	0.3%

1.These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.
Institutional Securities Loans and Lending Commitments1

	At June 30, 2021
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$38	$9	$—	$69	$116
A	824	707	408	370	2,309
BBB	6,297	5,113	2,287	578	14,275
BB	11,581	9,095	4,234	1,285	26,195
Other NIG	5,370	6,134	4,161	3,223	18,888
Unrated[2]	194	587	485	2,582	3,848
Total loans, net of ACL	24,304	21,645	11,575	8,107	65,631
Lending commitments
AAA	—	50	—	—	50
AA	3,173	1,118	2,240	—	6,531
A	4,822	6,600	10,180	584	22,186
BBB	10,168	19,803	18,561	659	49,191
BB	3,017	12,323	7,837	152	23,329
Other NIG	1,649	6,663	8,292	6,915	23,519
Unrated[2]	—	14	66	2	82
Total lending commitments	22,829	46,571	47,176	8,312	124,888
Total exposure	$47,133	$68,216	$58,751	$16,419	$190,519

June 2021 Form 10-Q	29

Risk Disclosures

	At December 31, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$279	$10	$—	$—	$289
A	759	798	36	391	1,984
BBB	5,043	5,726	2,746	469	13,984
BB	10,963	7,749	5,324	503	24,539
Other NIG	5,214	6,956	4,002	3,269	19,441
Unrated[2]	141	142	330	2,322	2,935
Total loans, net of ACL	22,399	21,381	12,438	6,954	63,172
Lending commitments
AAA	—	50	—	—	50
AA	4,047	1,038	2,135	—	7,220
A	6,025	8,359	9,808	425	24,617
BBB	6,783	17,782	15,500	460	40,525
BB	4,357	8,958	7,958	3,103	24,376
Other NIG	664	7,275	6,077	2,652	16,668
Unrated[2]	4	—	—	—	4
Total lending commitments	21,880	43,462	41,478	6,640	113,460
Total exposure	$44,279	$64,843	$53,916	$13,594	$176,632
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At June 30, 2021	At December 31, 2020
Industry
Financials	$50,318	$44,358
Real estate	30,622	25,484
Healthcare	17,471	12,650
Industrials	17,069	15,861
Communications services	12,481	12,600
Information technology	11,704	11,358
Consumer discretionary	10,626	11,177
Utilities	10,355	9,504
Energy	8,603	10,064
Consumer staples	8,464	9,088
Materials	5,808	6,084
Insurance	4,583	3,889
Other	2,415	4,515
Total exposure	$190,519	$176,632
Sectors Currently in Focus due to COVID-19
The economic effects of COVID-19 have impacted borrowers in many sectors and industries, though certain sectors remain more sensitive to the current economic environment and are continuing to receive heightened focus. The sectors currently in focus are: air travel, retail, lodging and leisure, upstream energy, and healthcare services and systems. As of June 30, 2021, exposures to these sectors are included across the Industrials, Financials, Real estate, Consumer discretionary, Energy and Healthcare industries in the previous table, and in aggregate represent approximately 10% of total Institutional Securities business segment lending exposure. Further, as of
June 30, 2021, approximately 90% of these exposures are either investment grade and/or secured by collateral. The future developments of COVID-19 and its effect on the economic environment remain uncertain; therefore, the sectors impacted may change over time. Refer to “Risk Factors” in the 2020 Form 10-K.
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial real estate and Securities-based lending and Other. As of June 30, 2021, over 90% of our total lending exposure, which consists of loans and lending commitments, is investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2020 Form 10-K.
Institutional Securities Event-Driven Loans and Lending Commitments

	At June 30, 2021
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans, net of ACL	$1,415	$382	$498	$2,217	$4,512
Lending commitments	4,865	6,254	3,359	6,844	21,322
Total exposure	$6,280	$6,636	$3,857	$9,061	$25,834

	At December 31, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans, net of ACL	$1,241	$907	$873	$2,090	$5,111
Lending commitments	2,810	4,649	2,678	4,650	14,787
Total exposure	$4,051	$5,556	$3,551	$6,740	$19,898
Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.

30	June 2021 Form 10-Q

Risk Disclosures
Institutional Securities Loans and Lending Commitments Held for Investment

	At June 30, 2021
$ in millions	Loans	Lending Commitments	Total
Corporate	$4,724	$72,175	$76,899
Secured lending facilities	28,217	11,387	39,604
Commercial real estate	6,707	308	7,015
Other	586	661	1,247
Total, before ACL	$40,234	$84,531	$124,765
ACL	$(579)	$(397)	$(976)

	At December 31, 2020
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,046	$69,488	$75,534
Secured lending facilities	25,727	8,312	34,039
Commercial real estate	7,346	334	7,680
Other	1,279	1,135	2,414
Total, before ACL	$40,398	$79,269	$119,667
ACL	$(739)	$(391)	$(1,130)
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Corporate	Secured lending facilities	Commercial real estate	Other	Total
ACL—Loans	$309	$198	$211	$21	$739
ACL—Lending commitments	323	38	11	19	391
Total at December 31, 2020	$632	$236	$222	$40	$1,130
Gross charge-offs	(14)	(67)	(21)	—	(102)
Provision for credit losses	(77)	49	5	—	(23)
Other[1]	(2)	(1)	(2)	(24)	(29)
Total at June 30, 2021	$539	$217	$204	$16	$976
ACL—Loans	$199	$177	$194	$9	$579
ACL—Lending commitments	340	40	10	7	397
1.Other primarily reflects the allowance for credit losses associated with the Community Development Fund loans portfolio that was transferred to the Wealth Management business segment from the Institutional Securities business segment in the second quarter of 2021.
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At June 30, 2021	At December 31, 2020
Corporate	4.2%	5.1%
Secured lending facilities	0.6%	0.8%
Commercial real estate	2.9%	2.9%
Other	1.5%	1.7%
Total Institutional Securities loans	1.4%	1.8%
Wealth Management Loans and Lending Commitments

	At June 30, 2021
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and Other	$65,156	$6,641	$2,236	$1,804	$75,837
Residential real estate	7	—	6	38,858	38,871
Total loans, net of ACL	$65,163	$6,641	$2,242	$40,662	$114,708
Lending commitments	11,104	2,771	170	324	14,369
Total exposure	$76,267	$9,412	$2,412	$40,986	$129,077

	At December 31, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and Other	$54,483	$4,587	$2,167	$1,672	$62,909
Residential real estate	9	1	1	35,210	35,221
Total loans, net of ACL	$54,492	$4,588	$2,168	$36,882	$98,130
Lending commitments	11,666	2,356	120	253	14,395
Total exposure	$66,158	$6,944	$2,288	$37,135	$112,525
The principal Wealth Management business segment lending activities include Securities-based lending and Residential real estate loans.
Securities-based lending allows clients to borrow money against the value of qualifying securities, generally for any purpose other than purchasing, trading or carrying securities, or refinancing margin debt. For more information about our Securities-based lending and Residential real estate loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2020 Form 10-K.

June 2021 Form 10-Q	31

Risk Disclosures
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$96
ACL—Lending commitments	5
Total at December 31, 2020	101
Provision for credit losses	(2)
Other[1]	24
Total at June 30, 2021	$123
ACL—Loans	$108
ACL—Lending commitments	15
1.Other primarily reflects the allowance for credit losses associated with the Community Development Fund loans portfolio that was transferred to the Wealth Management business segment from the Institutional Securities business segment in the second quarter of 2021.
At June 30, 2021, more than 75% of Wealth Management Residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s Securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral, or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other lending

$ in millions	At June 30, 2021	At December 31, 2020
Institutional Securities	$46,020	$51,570
Wealth Management	26,922	23,144
Total	$72,942	$74,714
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
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At June 30, 2021
Less than 1 year	$1,344	$12,729	$36,065	$20,945	$11,900	$82,983
1-3 years	633	4,916	14,962	12,941	8,197	41,649
3-5 years	471	4,702	8,440	8,095	3,690	25,398
Over 5 years	4,237	26,890	66,977	48,258	10,438	156,800
Total, gross	$6,685	$49,237	$126,444	$90,239	$34,225	$306,830
Counterparty netting	(3,141)	(36,880)	(98,646)	(66,879)	(16,635)	(222,181)
Cash and securities collateral	(3,064)	(8,779)	(22,973)	(17,233)	(8,166)	(60,215)
Total, net	$480	$3,578	$4,825	$6,127	$9,424	$24,434

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2020
Less than 1 year	$1,179	$16,166	$52,164	$26,088	$12,175	$107,772
1-3 years	572	5,225	17,560	13,750	8,134	45,241
3-5 years	359	4,326	11,328	8,363	4,488	28,864
Over 5 years	4,545	32,049	84,845	63,084	13,680	198,203
Total, gross	$6,655	$57,766	$165,897	$111,285	$38,477	$380,080
Counterparty netting	(3,269)	(44,306)	(134,310)	(84,171)	(22,227)	(288,283)
Cash and securities collateral	(3,124)	(10,973)	(26,712)	(20,708)	(8,979)	(70,496)
Total, net	$262	$2,487	$4,875	$6,406	$7,271	$21,301

$ in millions	At June 30, 2021	At December 31, 2020
Industry
Financials	$7,613	$6,195
Utilities	4,750	3,954
Consumer discretionary	2,314	1,866
Energy	2,040	965
Healthcare	1,011	1,494
Industrials	953	1,291
Information technology	929	1,104
Regional governments	843	806
Not-for-profit organizations	661	701
Real estate	600	378
Communications services	496	529
Insurance	451	518
Sovereign governments	373	650
Materials	329	430
Consumer staples	291	339
Other	780	81
Total	$24,434	$21,301
1.Counterparty credit ratings are determined internally by the CRM.
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

32	June 2021 Form 10-Q

Risk Disclosures
Country Risk
Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows us to effectively identify, monitor and limit country risk. For a further discussion of our country risk exposure see “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks” in the 2020 Form 10-K.
Top 10 Non-U.S. Country Exposures at June 30, 2021

$ in millions	United Kingdom	Japan	Germany	France	Spain
Sovereign
Net inventory[1]	$(43)	$5,101	$54	$(471)	$(197)
Net counterparty exposure[2]	1	45	85	6	29
Exposure before hedges	(42)	5,146	139	(465)	(168)
Hedges[3]	(310)	(79)	(287)	(6)	—
Net exposure	$(352)	$5,067	$(148)	$(471)	$(168)

Non-sovereign
Net inventory[1]	$1,084	$615	$7	$(338)	$72
Net counterparty exposure[2]	11,117	4,257	2,788	3,068	391
Loans	3,648	381	1,725	513	3,351
Lending commitments	6,165	180	5,979	6,118	1,313
Exposure before hedges	22,014	5,433	10,499	9,361	5,127
Hedges[3]	(1,388)	(162)	(1,015)	(734)	(266)
Net exposure	$20,626	$5,271	$9,484	$8,627	$4,861
Total net exposure	$20,274	$10,338	$9,336	$8,156	$4,693

$ in millions	China	India	Australia	Canada	Brazil
Sovereign
Net inventory[1]	$(89)	$1,178	$570	$(447)	$2,115
Net counterparty exposure[2]	102	2	45	21	—
Exposure before hedges	13	1,180	615	(426)	2,115
Hedges[3]	(82)	—	—	—	(12)
Net exposure	$(69)	$1,180	$615	$(426)	$2,103

Non-sovereign
Net inventory[1]	$1,548	$850	$228	$228	$233
Net counterparty exposure[2]	780	891	1,061	1,713	320
Loans	744	235	489	141	188
Lending commitments	1,489	—	905	1,483	183
Exposure before hedges	4,561	1,976	2,683	3,565	924
Hedges[3]	(131)	—	(185)	(85)	(25)
Net exposure	$4,430	$1,976	$2,498	$3,480	$899
Total net exposure	$4,361	$3,156	$3,113	$3,054	$3,002
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
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held against Net Counterparty Exposure1

$ in millions		At June 30, 2021
Country of Risk	Collateral[2]
Germany	Italy, Croatia and Spain	$11,765
United Kingdom	U.K., U.S. and Spain	10,434
Other	Japan, Italy, and France	17,737
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at June 30, 2021.
2.Primarily consists of cash, as well as government obligations of the countries listed.
Country Risk Exposures Related to the U.K.
At June 30, 2021, our country risk exposures in the U.K. included net exposures of $20,274 million (as shown in the Top 10 Non-U.S. Country Exposures table) and overnight deposits of $9,017 million. The $20,626 million of exposures to non-sovereigns were diversified across both names and sectors and include $9,253 million to U.K.-focused counterparties that generate more than one-third of their revenues in the U.K., $4,131 million to geographically diversified counterparties, and $6,212 million to exchanges and clearinghouses.

June 2021 Form 10-Q	33

Risk Disclosures
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities and support and control groups (e.g., information technology and trade processing). For a further discussion about our operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk” in the 2020 Form 10-K. In addition, for further information on market and economic conditions and their effects on risk in general, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Coronavirus Disease (COVID-19) Pandemic” herein and “Risk Factors” in the 2020 Form 10-K.
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

34	June 2021 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of June 30, 2021, and the related condensed consolidated income statements, comprehensive income statements and statements of changes in total equity for the three-month and six-month periods ended June 30, 2021 and 2020, and the cash flow statements for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
August 2, 2021

June 2021 Form 10-Q	35

Consolidated Income Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2021	2020	2021	2020
Revenues
Investment banking	$2,560	$2,142	$5,400	$3,413
Trading	3,330	4,803	7,555	7,604
Investments	381	275	699	313
Commissions and fees	1,308	1,102	2,934	2,462
Asset management	4,973	3,265	9,371	6,682
Other	342	473	626	9
Total non-interest revenues	12,894	12,060	26,585	20,483
Interest income	2,212	2,358	4,649	5,861
Interest expense	347	758	756	2,905
Net interest	1,865	1,600	3,893	2,956
Net revenues	14,759	13,660	30,478	23,439
Provision for credit losses	73	239	(25)	646
Non-interest expenses
Compensation and benefits	6,423	6,035	13,221	10,318
Brokerage, clearing and exchange fees	795	716	1,705	1,456
Information processing and communications	765	589	1,498	1,152
Professional services	746	535	1,370	984
Occupancy and equipment	414	365	819	730
Marketing and business development	146	63	292	195
Other	831	763	1,688	1,457
Total non-interest expenses	10,120	9,066	20,593	16,292
Income before provision for income taxes	4,566	4,355	9,910	6,501
Provision for income taxes	1,054	1,119	2,230	1,485
Net income	$3,512	$3,236	$7,680	$5,016
Net income applicable to noncontrolling interests	1	40	49	122
Net income applicable to Morgan Stanley	$3,511	$3,196	$7,631	$4,894
Preferred stock dividends	103	149	241	257
Earnings applicable to Morgan Stanley common shareholders	$3,408	$3,047	$7,390	$4,637
Earnings per common share
Basic	$1.88	$1.98	$4.10	$3.00
Diluted	$1.85	$1.96	$4.04	$2.96
Average common shares outstanding
Basic	1,814	1,541	1,804	1,548
Diluted	1,841	1,557	1,829	1,565
Consolidated Comprehensive Income Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Net income	$3,512	$3,236	$7,680	$5,016
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	41	21	(178)	(111)
Change in net unrealized gains (losses) on available-for-sale securities	(7)	295	(783)	1,620
Pension and other	12	(1)	17	24
Change in net debt valuation adjustment	186	(2,496)	323	1,307
Total other comprehensive income (loss)	$232	$(2,181)	$(621)	$2,840
Comprehensive income	$3,744	$1,055	$7,059	$7,856
Net income applicable to noncontrolling interests	1	40	49	122
Other comprehensive income (loss) applicable to noncontrolling interests	1	(87)	(60)	51
Comprehensive income applicable to Morgan Stanley	$3,742	$1,102	$7,070	$7,683

June 2021 Form 10-Q	36	See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

$ in millions, except share data	(Unaudited) At June 30, 2021	At December 31, 2020
Assets
Cash and cash equivalents	$126,480	$105,654
Trading assets at fair value ($108,288 and $132,578 were pledged to various parties)	321,145	312,738
Investment securities (includes $93,222 and $110,383 at fair value)	175,342	182,154
Securities purchased under agreements to resell (includes $10 and $15 at fair value)	95,930	116,234
Securities borrowed	126,703	112,391
Customer and other receivables	100,921	97,737
Loans:
Held for investment (net of allowance for credit losses of $687 and $835)	154,346	137,784
Held for sale	11,713	12,813
Goodwill	16,838	11,635
Intangible assets (net of accumulated amortization of $3,518 and $3,265)	8,690	4,980
Other assets	23,697	21,742
Total assets	$1,161,805	$1,115,862
Liabilities
Deposits (includes $2,672 and $3,521 at fair value)	$320,358	$310,782
Trading liabilities at fair value	169,074	157,631
Securities sold under agreements to repurchase (includes $1,028 and $1,115 at fair value)	57,645	50,587
Securities loaned	9,574	7,731
Other secured financings (includes $6,574 and $11,701 at fair value)	11,232	15,863
Customer and other payables	233,810	227,437
Other liabilities and accrued expenses	27,808	25,603
Borrowings (includes $75,508 and $73,701 at fair value)	224,142	217,079
Total liabilities	1,053,643	1,012,713
Commitments and contingent liabilities (see Note 14)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	7,750	9,250
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,834,370,291 and 1,809,624,144	20	20
Additional paid-in capital	28,030	25,546
Retained earnings	84,791	78,694
Employee stock trusts	3,768	3,043
Accumulated other comprehensive income (loss)	(2,523)	(1,962)
Common stock held in treasury at cost, $0.01 par value (204,523,688 and 229,269,835 shares)	(11,198)	(9,767)
Common stock issued to employee stock trusts	(3,768)	(3,043)
Total Morgan Stanley shareholders’ equity	106,870	101,781
Noncontrolling interests	1,292	1,368
Total equity	108,162	103,149
Total liabilities and equity	$1,161,805	$1,115,862

See Notes to Consolidated Financial Statements	37	June 2021 Form 10-Q

Consolidated Statements of Changes in Total Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Preferred Stock
Beginning balance	$7,750	$8,520	$9,250	$8,520
Redemption of Series J preferred stock	—	—	(1,500)	—
Ending balance	7,750	8,520	7,750	8,520
Common Stock
Beginning and ending balance	20	20	20	20
Additional Paid-in Capital
Beginning balance	27,406	23,428	25,546	23,935
Share-based award activity	624	354	292	(153)
Issuance of common stock for the acquisition of Eaton Vance	—	—	2,185	—
Other net increases (decreases)	—	—	7	—
Ending balance	28,030	23,782	28,030	23,782
Retained Earnings
Beginning balance	82,034	71,518	78,694	70,589
Cumulative adjustment related to the adoption of financial instruments-credit losses accounting update[1]	—	—	—	(100)
Net income applicable to Morgan Stanley	3,511	3,196	7,631	4,894
Preferred stock dividends[2]	(103)	(149)	(241)	(257)
Common stock dividends[2]	(651)	(550)	(1,286)	(1,111)
Other net increases (decreases)	—	—	(7)	—
Ending balance	84,791	74,015	84,791	74,015
Employee Stock Trusts
Beginning balance	3,861	3,088	3,043	2,918
Share-based award activity	(93)	(70)	725	100
Ending balance	3,768	3,018	3,768	3,018
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(2,754)	2,095	(1,962)	(2,788)
Net change in Accumulated other comprehensive income (loss)	231	(2,094)	(561)	2,789
Ending balance	(2,523)	1	(2,523)	1
Common Stock Held in Treasury at Cost
Beginning balance	(8,197)	(19,721)	(9,767)	(18,727)
Share-based award activity	17	56	1,037	844
Repurchases of common stock and employee tax withholdings	(3,018)	(28)	(5,600)	(1,810)
Issuance of common stock for the acquisition of Eaton Vance	—	—	3,132	—
Ending balance	(11,198)	(19,693)	(11,198)	(19,693)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(3,861)	(3,088)	(3,043)	(2,918)
Share-based award activity	93	70	(725)	(100)
Ending balance	(3,768)	(3,018)	(3,768)	(3,018)
Noncontrolling Interests
Beginning balance	1,329	1,368	1,368	1,148
Net income applicable to noncontrolling interests	1	40	49	122
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	1	(87)	(60)	51
Other net increases (decreases)	(39)	43	(65)	43
Ending balance	1,292	1,364	1,292	1,364
Total Equity	$108,162	$88,009	$108,162	$88,009
1.See Notes 2 and 18 in the 2020 Form 10-K for further information regarding cumulative adjustments for accounting changes.
2.See Note 17 for information regarding dividends per share for each class of stock.

June 2021 Form 10-Q	38	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statements (Unaudited)

	Six Months Ended June 30,
$ in millions	2021	2020
Cash flows from operating activities
Net income	$7,680	$5,016
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	1,136	548
Depreciation and amortization	1,944	1,510
Provision for credit losses	(25)	646
Other operating adjustments	(165)	599
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(1,526)	17,539
Securities borrowed	(14,312)	(285)
Securities loaned	1,843	1,987
Customer and other receivables and other assets	(2,360)	(7,789)
Customer and other payables and other liabilities	9,917	(1,005)
Securities purchased under agreements to resell	20,304	(8,388)
Securities sold under agreements to repurchase	7,058	(3,352)
Net cash provided by (used for) operating activities	31,494	7,026
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(1,039)	(782)
Changes in loans, net	(17,426)	(8,700)
Investment securities:
Purchases	(40,125)	(33,195)
Proceeds from sales	17,546	3,581
Proceeds from paydowns and maturities	24,479	5,616
Cash paid as part of the Eaton Vance acquisition, net of cash acquired	(2,648)	—
Other investing activities	(231)	(138)
Net cash provided by (used for) investing activities	(19,444)	(33,618)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	(1,107)	332
Deposits	9,643	46,287
Proceeds from issuance of Borrowings	49,100	32,914
Payments for:
Borrowings	(40,300)	(24,632)
Repurchases of common stock and employee tax withholdings	(5,600)	(1,810)
Cash dividends	(1,501)	(1,328)
Other financing activities	(186)	(164)
Net cash provided by (used for) financing activities	10,049	51,599
Effect of exchange rate changes on cash and cash equivalents	(1,273)	(902)
Net increase (decrease) in cash and cash equivalents	20,826	24,105
Cash and cash equivalents, at beginning of period	105,654	82,171
Cash and cash equivalents, at end of period	$126,480	$106,276
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$881	$2,742
Income taxes, net of refunds	2,033	679

See Notes to Consolidated Financial Statements	39	June 2021 Form 10-Q

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
A description of the clients and principal products and services of each of the Firm’s business segments is as follows:
Institutional Securities provides a variety of products and services to corporations, governments, financial institutions and ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings and project finance. Our Equity and Fixed Income businesses include sales, financing, prime brokerage, market-making, Asia wealth management services and certain business-related investments. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending securities-based and other financing to customers. Other activities include research.
Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses and institutions covering: financial advisor-led brokerage and investment advisory services; self-directed brokerage services; financial and wealth planning services; workplace services including stock plan administration; annuity and insurance products; securities-based lending, residential real estate loans and other lending products; banking; and retirement plan services.
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
The financial statements reflect the effects of the following reclassifications to prior period amounts. The Provision for credit losses for loans and lending commitments is presented as a separate line in the income statements. Previously, the provision for credit losses for loans was included in Other revenues, and the provision for credit losses for lending commitments was included in Other expenses. In addition, economic hedges of certain held-for-sale and held-for-investment loans, which were previously reported in Trading revenues, are reported in Other revenues.
The Notes are an integral part of the Firm’s financial statements. The Firm has evaluated subsequent events for adjustment to or disclosure in these financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto.
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

June 2021 Form 10-Q	40

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
During the six months ended June 30, 2021 (“current year period”), there were no significant updates to the Firm’s significant accounting policies, other than as described below and in Note 1 to the financial statements.
The Firm’s acquisition of Eaton Vance Corp. (“Eaton Vance”) on March 1, 2021 added indefinite lived intangible assets to the Firm’s balance sheet. Indefinite lived intangible assets are not amortized but are tested for impairment on an annual basis and on an interim basis when certain events or circumstances exist. For both the annual and interim tests, the Firm has the option to either (i) perform a quantitative impairment test or (ii) first perform a qualitative assessment to determine whether it is more likely than not that the asset is impaired, in which case the quantitative test would be performed.
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
Upon acquisition, the assets and liabilities of Eaton Vance were adjusted to their respective fair values as of the closing date of the transaction, including the identifiable intangible assets acquired. In addition, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill. The fair value estimates used in valuing certain acquired assets and liabilities are based, in part, on inputs that are unobservable. For intangible assets, these include, but are not limited to, forecasted future cash flows, revenue growth rates, attrition rates and discount rates.
Eaton Vance Purchase Price Allocation

$ in millions	At March 1, 2021
Assets
Cash and cash equivalents	$691
Trading assets at fair value:
Loans and lending commitments	445
Investments	299
Corporate and other debt	52
Customer and other receivables	331
Goodwill	5,270
Intangible assets	3,956
Other assets	836
Total assets	$11,880
Liabilities
Other secured financings	$399
Other liabilities and accrued expenses	2,147
Borrowings	678
Total liabilities	$3,224
Acquired Intangible Assets

$ in millions	Weighted average life (years)	At March 1, 2021
Non-amortizable
Management contracts	indefinite	$2,120
Amortizable
Customer relationships	16	1,455
Tradenames	23	221
Management contracts	16	160
Total acquired Intangible assets		$3,956
Eaton Vance Results Included in the Firm’s Consolidated Results

$ in millions	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021[1]
Net revenues	$535	$709
Net income	119	150
1.Reflects Eaton Vance results from March 1, 2021 through June 30, 2021.
Morgan Stanley and Eaton Vance Proforma Combined Financial Information

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021[1]	2020	2021	2020
Net revenues	$14,759	$14,076	$30,774	$24,241
Net income	3,512	3,282	7,780	4,691
1.Amounts are the same as those presented in the Consolidated Income Statement for the current quarter.

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

41	June 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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

$ in millions	At June 30, 2021	At December 31, 2020
Cash and due from banks	$8,943	$9,792
Interest bearing deposits with banks	117,537	95,862
Total Cash and cash equivalents	$126,480	$105,654
Restricted cash	$41,203	$38,202
Cash and cash equivalents also include Restricted cash such as cash segregated in compliance with federal or other regulations, including minimum reserve requirements set by the Federal Reserve Bank and other central banks, and the Firm’s initial margin deposited with clearing organizations.
5. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$48,097	$28,134	$25	$—	$76,256
Other sovereign government obligations	32,496	5,020	78	—	37,594
State and municipal securities	—	2,002	4	—	2,006
MABS	—	1,424	357	—	1,781
Loans and lending commitments[2]	—	10,249	4,896	—	15,145
Corporate and other debt	—	31,781	1,801	—	33,582
Corporate equities[3]	104,834	508	150	—	105,492
Derivative and other contracts:
Interest rate	1,805	174,122	1,241	—	177,168
Credit	—	7,673	636	—	8,309
Foreign exchange	41	70,710	95	—	70,846
Equity	1,051	68,919	387	—	70,357
Commodity and other	4,932	17,576	2,557	—	25,065
Netting[1]	(6,406)	(250,928)	(975)	(52,481)	(310,790)
Total derivative and other contracts	1,423	88,072	3,941	(52,481)	40,955
Investments[4]	638	571	978	—	2,187
Physical commodities	—	2,106	—	—	2,106
Total trading assets[4]	187,488	169,867	12,230	(52,481)	317,104
Investment securities—AFS	46,234	46,988	—	—	93,222
Securities purchased under agreements to resell	—	10	—	—	10
Total assets at fair value	$233,722	$216,865	$12,230	$(52,481)	$410,336

	At June 30, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$2,586	$86	$—	$2,672
Trading liabilities:
U.S. Treasury and agency securities	14,504	377	—	—	14,881
Other sovereign government obligations	27,980	2,030	—	—	30,010
Corporate and other debt	—	12,367	9	—	12,376
Corporate equities[3]	73,195	471	50	—	73,716
Derivative and other contracts:
Interest rate	1,855	158,946	573	—	161,374
Credit	—	8,354	839	—	9,193
Foreign exchange	32	66,144	62	—	66,238
Equity	1,274	79,795	1,224	—	82,293
Commodity and other	4,750	16,103	1,127	—	21,980
Netting[1]	(6,406)	(250,928)	(975)	(44,678)	(302,987)
Total derivative and other contracts	1,505	78,414	2,850	(44,678)	38,091
Total trading liabilities	117,184	93,659	2,909	(44,678)	169,074
Securities sold under agreements to repurchase	—	579	449	—	1,028
Other secured financings	—	6,173	401	—	6,574
Borrowings	—	73,533	1,975	—	75,508
Total liabilities at fair value	$117,184	$176,530	$5,820	$(44,678)	$254,856

	At December 31, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$43,084	$31,524	$9	$—	$74,617
Other sovereign government obligations	26,174	5,048	268	—	31,490
State and municipal securities	—	1,135	—	—	1,135
MABS	—	1,070	322	—	1,392
Loans and lending commitments[2]	—	5,389	5,759	—	11,148
Corporate and other debt	—	30,093	3,435	—	33,528
Corporate equities[3]	111,575	1,142	86	—	112,803
Derivative and other contracts:
Interest rate	4,458	227,818	1,210	—	233,486
Credit	—	6,840	701	—	7,541
Foreign exchange	29	93,770	260	—	94,059
Equity	1,132	65,943	1,369	—	68,444
Commodity and other	1,818	10,108	2,723	—	14,649
Netting[1]	(5,488)	(310,534)	(1,351)	(62,956)	(380,329)
Total derivative and other contracts	1,949	93,945	4,912	(62,956)	37,850
Investments[4]	624	234	828	—	1,686
Physical commodities	—	3,260	—	—	3,260
Total trading assets[4]	183,406	172,840	15,619	(62,956)	308,909
Investment securities—AFS	46,354	61,225	2,804	—	110,383
Securities purchased under agreements to resell	—	12	3	—	15
Total assets at fair value	$229,760	$234,077	$18,426	$(62,956)	$419,307

June 2021 Form 10-Q	42

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$3,395	$126	$—	$3,521
Trading liabilities:
U.S. Treasury and agency securities	10,204	1	—	—	10,205
Other sovereign government obligations	24,209	1,738	16	—	25,963
Corporate and other debt	—	8,468	—	—	8,468
Corporate equities[3]	67,822	172	63	—	68,057
Derivative and other contracts:
Interest rate	4,789	213,321	528	—	218,638
Credit	—	7,500	652	—	8,152
Foreign exchange	11	94,698	199	—	94,908
Equity	1,245	81,683	3,600	—	86,528
Commodity and other	1,758	9,418	1,014	—	12,190
Netting[1]	(5,488)	(310,534)	(1,351)	(58,105)	(375,478)
Total derivative and other contracts	2,315	96,086	4,642	(58,105)	44,938
Total trading liabilities	104,550	106,465	4,721	(58,105)	157,631
Securities sold under agreements to repurchase	—	671	444	—	1,115
Other secured financings	—	11,185	516	—	11,701
Borrowings	—	69,327	4,374	—	73,701
Total liabilities at fair value	$104,550	$191,043	$10,181	$(58,105)	$247,669
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
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At June 30, 2021	At December 31, 2020
Corporate	$13	$13
Secured lending facilities	666	648
Commercial Real Estate	2,441	916
Residential Real Estate	1,829	2,145
Securities-based lending and Other loans	10,196	7,426
Total	$15,145	$11,148
Unsettled Fair Value of Futures Contracts1

$ in millions	At June 30, 2021	At December 31, 2020
Customer and other receivables, net	$323	$434
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
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
U.S. Treasury and agency securities
Beginning balance	$12	$99	$9	$22
Realized and unrealized gains (losses)	44	(3)	59	(20)
Purchases	22	81	25	108
Sales	(68)	(38)	(68)	(23)
Net transfers	15	(42)	—	10
Ending balance	$25	$97	$25	$97
Unrealized gains (losses)	$44	$(1)	$58	$(21)
Other sovereign government obligations
Beginning balance	$17	$17	$268	$5
Realized and unrealized gains (losses)	—	(1)	—	—
Purchases	75	—	76	9
Sales	(16)	(3)	(260)	(4)
Net transfers	2	(2)	(6)	1
Ending balance	$78	$11	$78	$11
Unrealized gains (losses)	$—	$(1)	$—	$—
State and municipal securities
Beginning balance	$—	$1	$—	$1
Purchases	4	—	4	—
Net transfers	—	(1)	—	(1)
Ending balance	$4	$—	$4	$—
Unrealized gains (losses)	$—	$—	$—	$—
MABS
Beginning balance	$374	$483	$322	$438
Realized and unrealized gains (losses)	8	11	59	(62)
Purchases	21	274	128	384
Sales	(58)	(401)	(123)	(418)
Net transfers	12	12	(29)	37
Ending balance	$357	$379	$357	$379
Unrealized gains (losses)	$6	$8	$1	$(60)
Loans and lending commitments
Beginning balance	$5,045	$5,980	$5,759	$5,073
Realized and unrealized gains (losses)	22	(2)	3	(119)
Purchases and originations	1,527	808	2,673	1,160
Sales	(1,438)	(672)	(2,569)	(755)
Settlements	(712)	(901)	(933)	(1,508)
Net transfers[1]	452	(1,145)	(37)	217
Ending balance	$4,896	$4,068	$4,896	$4,068
Unrealized gains (losses)	$38	$5	$9	$(116)
Corporate and other debt
Beginning balance	$3,319	$1,708	$3,435	$1,396
Realized and unrealized gains (losses)	207	55	135	(87)
Purchases and originations	883	2,859	1,413	2,522
Sales	(908)	(1,726)	(1,087)	(861)
Settlements	—	(232)	—	(311)
Net transfers[2]	(1,700)	22	(2,095)	27
Ending balance	$1,801	$2,686	$1,801	$2,686
Unrealized gains (losses)	$264	$46	$248	$(92)

43	June 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Corporate equities
Beginning balance	$114	$146	$86	$97
Realized and unrealized gains (losses)	12	(12)	26	(100)
Purchases	25	13	50	24
Sales	(36)	(25)	(38)	(127)
Net transfers	35	(39)	26	189
Ending balance	$150	$83	$150	$83
Unrealized gains (losses)	$15	$(9)	$28	$(91)
Investments
Beginning balance	$924	$725	$828	$858
Realized and unrealized gains (losses)	47	(23)	107	(49)
Purchases	28	14	92	17
Sales	(9)	(11)	(24)	(20)
Net transfers	(12)	54	(25)	(47)
Ending balance	$978	$759	$978	$759
Unrealized gains (losses)	$47	$(22)	$94	$(50)
Investment securities —AFS
Beginning balance	$127	$—	$2,804	$—
Realized and unrealized gains (losses)	—	—	(4)	—
Sales	(11)	—	(203)	—
Net transfers[3]	(116)	—	(2,597)	—
Ending balance	$—	$—	$—	$—
Unrealized gains (losses)	$—	$—	$—	$—
Securities purchased under agreements to resell
Beginning balance	$—	$—	$3	$—
Net transfers	—	—	(3)	—
Ending balance	$—	$—	$—	$—
Unrealized gains (losses)	$—	$—	$—	$—
Net derivatives: Interest rate
Beginning balance	$691	$873	$682	$777
Realized and unrealized gains (losses)	(43)	(126)	(388)	70
Purchases	41	11	57	129
Issuances	(52)	(24)	(66)	(27)
Settlements	18	(12)	103	(26)
Net transfers	13	38	280	(163)
Ending balance	$668	$760	$668	$760
Unrealized gains (losses)	$(40)	$(160)	$(370)	$27
Net derivatives: Credit
Beginning balance	$(82)	$198	$49	$124
Realized and unrealized gains (losses)	(88)	(74)	(75)	(60)
Purchases	17	13	25	44
Issuances	(24)	(22)	(38)	(39)
Settlements	36	54	(60)	102
Net transfers	(62)	(38)	(104)	(40)
Ending balance	$(203)	$131	$(203)	$131
Unrealized gains (losses)	$(76)	$(143)	$(75)	$(63)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Net derivatives: Foreign exchange
Beginning balance	$(110)	$(150)	$61	$(31)
Realized and unrealized gains (losses)	96	122	(26)	94
Purchases	2	—	4	3
Issuances	—	—	(2)	(9)
Settlements	1	2	(67)	(11)
Net transfers	44	43	63	(29)
Ending balance	$33	$17	$33	$17
Unrealized gains (losses)	$(49)	$44	$25	$35
Net derivatives: Equity
Beginning balance	$(2,117)	$(1,376)	$(2,231)	$(1,684)
Realized and unrealized gains (losses)	283	(135)	344	181
Purchases	28	149	71	237
Issuances	(143)	(391)	(461)	(595)
Settlements	105	10	5	(52)
Net transfers[2]	1,007	(141)	1,435	29
Ending balance	$(837)	$(1,884)	$(837)	$(1,884)
Unrealized gains (losses)	$(36)	$(156)	$(25)	$(4)
Net derivatives: Commodity and other
Beginning balance	$1,944	$1,849	$1,709	$1,612
Realized and unrealized gains (losses)	122	338	348	448
Purchases	—	3	10	21
Issuances	—	(2)	(13)	(17)
Settlements	(170)	(119)	(222)	7
Net transfers	(466)	18	(402)	16
Ending balance	$1,430	$2,087	$1,430	$2,087
Unrealized gains (losses)	$(63)	$182	$69	$257
Deposits
Beginning balance	$177	$117	$126	$179
Realized and unrealized losses (gains)	4	6	2	3
Settlements	(2)	(4)	(2)	(9)
Net transfers	(93)	(29)	(40)	(83)
Ending balance	$86	$90	$86	$90
Unrealized losses (gains)	$4	$7	$2	$3
Nonderivative trading liabilities
Beginning balance	$62	$64	$79	$37
Realized and unrealized losses (gains)	(4)	5	4	(10)
Purchases	(38)	(42)	(43)	(45)
Sales	16	24	16	22
Settlements	—	—	—	3
Net transfers	23	23	3	67
Ending balance	$59	$74	$59	$74
Unrealized losses (gains)	$(2)	$5	$4	$(10)
Securities sold under agreements to repurchase
Beginning balance	$441	$—	$444	$—
Realized and unrealized losses (gains)	8	(31)	6	(31)
Issuances	—	471	—	471
Net transfers	—	—	(1)	—
Ending balance	$449	$440	$449	$440
Unrealized losses (gains)	$8	$(31)	$6	$(31)

June 2021 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Other secured financings
Beginning balance	$555	$389	$516	$109
Realized and unrealized losses (gains)	9	—	4	(12)
Issuances	37	5	407	7
Settlements	(176)	(88)	(498)	(203)
Net transfers	(24)	(6)	(28)	399
Ending balance	$401	$300	$401	$300
Unrealized losses (gains)	$10	$—	$4	$(12)
Borrowings
Beginning balance	$4,262	$3,998	$4,374	$4,088
Realized and unrealized losses (gains)	125	500	36	(202)
Issuances	146	385	276	766
Settlements	(217)	(92)	(326)	(283)
Net transfers[2]	(2,341)	(656)	(2,385)	(234)
Ending balance	$1,975	$4,135	$1,975	$4,135
Unrealized losses (gains)	$121	$496	$29	$(200)
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	(4)	281	(8)	(125)
1.Net transfers in the prior year periods reflect the largely offsetting impacts of the transfer in of $857 million of equity margin loans in the first quarter of the prior year and transfers out of $707 million of equity margin loans in the prior year quarter. The loans were transferred into Level 3 in the first quarter of the prior year as the significance of the margin loan rate input increased as a result of reduced liquidity, and transferred out of Level 3 in the prior year quarter as liquidity conditions improved, reducing the significance of the input.
2.Net transfers from Level 3 to Level 2 in the current quarter reflect $2.0 billion of Corporate and Other Debt, $1.0 billion of net Equity derivatives, and $2.2 billion of Borrowings as the unobservable inputs were not significant to the overall fair value measurements as of June 30, 2021.
3.Net transfers in the current year period also reflect the transfer in the first quarter of $2.5 billion of AFS securities from Level 3 to Level 2 due to increased trading activity and observability of pricing inputs.
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

	Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2021	At December 31, 2020
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$78	$268
Comparable pricing:
Bond price	132 to 153 points (143 points)	106 points
MABS	$357	$322
Comparable pricing:
Bond price	0 to 81 points (55 points)	0 to 80 points (50 points)
Loans and lending commitments	$4,896	$5,759
Margin loan model:
Margin loan rate	0% to 4% (2%)	1% to 5% (3%)
Comparable pricing:
Loan price	75 to 101 points (98 points)	75 to 102 points (93 points)
Corporate and other debt	$1,801	$3,435
Comparable pricing:
Bond price	90 to 102 points (98 points)	10 to 133 points (101 points)
Discounted cash flow:
Recovery rate	40% to 62% (46% / 40%)	40% to 62% (46% / 40%)
Option model:
Equity volatility	37% to 47% (41%)	18% to 21% (19%)
Corporate equities	$150	$86
Comparable pricing:
Equity price	100%	100%
Investments	$978	$828
Discounted cash flow:
WACC	10% to 16% (15%)	8% to 18% (15%)
Exit multiple	8 to 17 times (12 times)	7 to 17 times (12 times)
Market approach:
EBITDA multiple	8 to 40 times (10 times)	8 to 32 times (11 times)
Comparable pricing:
Equity price	43% to 100% (99%)	45% to 100% (99%)
Investment securities —AFS	$—	$2,804
Comparable pricing:
Bond price	N/A	97 to 107 points (101 points)
Net derivative and other contracts:
Interest rate	$668	$682
Option model:
IR volatility skew	25% to 104% (60% / 59%)	0% to 349% (62% / 59%)
IR curve correlation	69% to 98% (84% / 83%)	54% to 99% (87% / 89%)
Bond volatility	4% to 25% (10% / 6%)	6% to 24% (13% / 13%)
Inflation volatility	25% to 66% (45% / 43%)	25% to 66% (45% / 43%)
IR curve	1% to 2% (2%)	1%

45	June 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2021	At December 31, 2020
Credit	$(203)	$49
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 85 points (46 points)	0 to 85 points (47 points)
Credit spread	14 to 474 bps (90 bps)	20 to 435 bps (74 bps)
Funding spread	21 to 95 bps (62 bps)	65 to 118 bps (86 bps)
Correlation model:
Credit correlation	26% to 42% (29%)	27% to 44% (32%)
Foreign exchange[2]	$33	$61
Option model:
IR - FX correlation	53% to 57% (55% 55%)	55% to 59% (56% / 56%)
IR volatility skew	25% to 104% (60% / 59%)	0% to 349% (62% / 59%)
IR curve	6% to 7% (7% / 7%)	6% to 8% (7% / 8%)
Foreign exchange volatility skew	-6% to -3% (-5% / -5%)	-22% to 28% (3% / 1%)
Contingency probability	95%	50% to 95% (83% / 93%)
Equity[2]	$(837)	$(2,231)
Option model:
Equity volatility	5% to 91% (23%)	16% to 97% (43%)
Equity volatility skew	-3% to 0% (-1%)	-3% to 0% (-1%)
Equity correlation	35% to 98% (68%)	24% to 96% (74%)
FX correlation	-85% to 65% (-35%)	-79% to 60% (-16%)
IR correlation	15% to 40% (38%)	-13% to 47% (21% / 20%)
Commodity and other	$1,430	$1,709
Option model:
Forward power price	$-1 to $258 ($33) per MWh	$-1 to $157 ($28) per MWh
Commodity volatility	8% to 176% (19%)	8% to 183% (19%)
Cross-commodity correlation	43% to 100% (94%)	43% to 99% (92%)
Liabilities Measured at Fair Value on a Recurring Basis
Deposits	$86	$126
Option model:
Equity volatility	7%	7% to 22% (8%)
Nonderivative trading liabilities —Corporate equities	$50	$63
Comparable pricing:
Equity price	100%	100%
Securities sold under agreements to repurchase	$449	$444
Discounted cash flow:
Funding spread	100 to 116 bps (111 bps)	107 to 127 bps (115 bps)
Other secured financings	$401	$516
Discounted cash flow:
Funding spread	N/A	111 bps (111 bps)
Comparable pricing:
Loan price	30 to 101 points (82 points)	30 to 101 points (56 points)

Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2021	At December 31, 2020
Borrowings	$1,975	$4,374
Option model:
Equity volatility	7% to 61% (17%)	6% to 66% (23%)
Equity volatility skew	-1% to 0% (0%)	-2% to 0% (0%)
Equity correlation	39% to 95% (81%)	37% to 95% (78%)
Equity - FX correlation	-32% to 10% (-23%)	-72% to 13% (-24%)
IR FX Correlation	-28% to 7% (-5% / -5%)	-28% to 6% (-6% / -6%)
Discounted cash flow:
Recovery rate	40% to 62% (46% / 40%)	N/M
Nonrecurring Fair Value Measurement
Loans	$1,202	$3,134
Corporate loan model:
Credit spread	45 to 526 bps (237 bps)	36 to 636 bps (336 bps)
Comparable pricing:
Loan price	40 to 88 points (76 points)	N/M
Warehouse model:
Credit spread	217 to 309 bps (291 bps)	200 to 413 bps (368 bps)
Comparable pricing:
Bond Price	N/A	88 to 99 bps (94 bps)
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

June 2021 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)
Net Asset Value Measurements
Fund Interests

	At June 30, 2021		At December 31, 2020
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,448	$576	$2,367	$644
Real estate	1,518	216	1,403	136
Hedge[1]	75	3	59	—
Total	$4,041	$795	$3,829	$780
1.Investments in hedge funds may be subject to initial period lock-up or gate provisions, which restrict an investor from withdrawing from the fund during a certain initial period or restrict the redemption amount on any redemption date, respectively.
Amounts in the previous table represent the Firm’s carrying value of general and limited partnership interests in fund investments, as well as any related performance-based income in the form of carried interest. The carrying amounts are measured based on the NAV of the fund taking into account the distribution terms applicable to the interest held. This same measurement applies whether the fund investments are accounted for under the equity method or fair value.
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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at June 30, 2021
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,148	$434
5-10 years	1,087	401
Over 10 years	213	683
Total	$2,448	$1,518
Nonrecurring Fair Value Measurements
Carrying and Fair Values

	At June 30, 2021
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$3,787	$1,202	$4,989
Other assets—Other investments	—	79	79
Total	$3,787	$1,281	$5,068
Liabilities
Other liabilities and accrued expenses—Lending commitments	$154	$69	$223
Total	$154	$69	$223

	At December 31, 2020
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,566	$3,134	$5,700
Other assets—Other investments	$—	$16	$16
Other assets—ROU assets	21	—	21
Total	$2,587	$3,150	$5,737
Liabilities
Other liabilities and accrued expenses—Lending commitments	$193	$72	$265
Total	$193	$72	$265
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Fair Value Remeasurements1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Assets
Loans[2]	$(38)	$(13)	$(55)	$(488)
Goodwill	—	—	(8)	—
Intangibles	(1)	—	(3)	—
Other assets—Other investments[3]	(2)	(52)	(53)	(52)
Other assets—Premises, equipment and software[4]	(2)	(3)	(4)	(6)
Total	$(43)	$(68)	$(123)	$(546)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$5	$130	$40	$(88)
Total	$5	$130	$40	$(88)
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

47	June 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Financial Instruments Not Measured at Fair Value

	At June 30, 2021
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$126,480	$126,480	$—	$—	$126,480
Investment securities—HTM	82,120	30,623	51,282	972	82,877
Securities purchased under agreements to resell	95,920	—	94,399	1,526	95,925
Securities borrowed	126,703	—	126,703	—	126,703
Customer and other receivables	97,370	—	94,071	3,218	97,289
Loans[1]	166,059	—	21,535	145,503	167,038
Other assets	504	—	504	—	504
Financial liabilities
Deposits	$317,686	$—	$318,107	$—	$318,107
Securities sold under agreements to repurchase	56,617	—	56,666	—	56,666
Securities loaned	9,574	—	9,575	—	9,575
Other secured financings	4,658	—	4,661	—	4,661
Customer and other payables	233,810	—	233,810	—	233,810
Borrowings	148,634	—	155,115	5	155,120
	Commitment Amount
Lending commitments[2]	$137,508	$—	$680	$406	$1,086

	At December 31, 2020
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$105,654	$105,654	$—	$—	$105,654
Investment securities—HTM	71,771	31,239	42,281	900	74,420
Securities purchased under agreements to resell	116,219	—	114,046	2,173	116,219
Securities borrowed	112,391	—	112,392	—	112,392
Customer and other receivables	92,907	—	89,832	3,041	92,873
Loans[1]	150,597	—	16,635	135,277	151,912
Other assets	485	—	485	—	485
Financial liabilities
Deposits	$307,261	$—	$307,807	$—	$307,807
Securities sold under agreements to repurchase	49,472	—	49,315	195	49,510
Securities loaned	7,731	—	7,731	—	7,731
Other secured financings	4,162	—	4,162	—	4,162
Customer and other payables	224,951	—	224,951	—	224,951
Borrowings	143,378	—	150,824	5	150,829
	Commitment Amount
Lending commitments[2]	$125,498	$—	$709	$395	$1,104
1.Amounts include loans measured at fair value on a nonrecurring basis.
2.Represents Lending commitments accounted for as Held for Investment and Held for Sale. For a further discussion on lending commitments, see Note 14.
The previous tables exclude all non-financial assets and liabilities, such as the value of the long-term relationships with the Firm’s deposit customers, and certain financial instruments such as equity method investments and certain receivables.
6. Fair Value Option
The Firm has elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models.
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At June 30, 2021	At December 31, 2020
Business Unit Responsible for Risk Management
Equity	$35,924	$33,952
Interest rates	29,684	31,222
Commodities	6,373	5,078
Credit	1,211	1,344
Foreign exchange	2,316	2,105
Total	$75,508	$73,701
Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Trading revenues	$(2,931)	$(3,439)	$(446)	$8
Interest expense	84	81	157	164
Net revenues[1]	$(3,015)	$(3,520)	$(603)	$(156)
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended June 30,
	2021		2020
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other debt[1]	$95	$—	$(40)	$—
Lending commitments	1	—	(1)	—
Deposits	—	10	—	(63)
Borrowings	(10)	237	(1)	(3,237)

June 2021 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2021		2020
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other debt[1]	$253	$—	$(239)	$—
Lending commitments	1	—	1	—
Deposits	—	9	—	9
Borrowings	(27)	422	(6)	1,711

$ in millions	At June 30, 2021	At December 31, 2020
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(2,926)	$(3,357)
1.Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At June 30, 2021	At December 31, 2020
Loans and other debt[2]	$13,124	$14,042
Nonaccrual loans[2]	10,883	11,551
Borrowings[3]	(2,298)	(3,773)
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
Fair Value Loans on Nonaccrual Status

$ in millions	At June 30, 2021	At December 31, 2020
Nonaccrual loans	$770	$1,407
Nonaccrual loans 90 or more days past due	$203	$239
7. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at June 30, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$654	$11	$—	$665
Foreign exchange	219	18	—	237
Total	873	29	—	902
Not designated as accounting hedges
Economic loan hedges
Credit	1	16	—	17
Other derivatives
Interest rate	168,475	7,702	326	176,503
Credit	5,356	2,936	—	8,292
Foreign exchange	69,108	1,425	76	70,609
Equity	32,308	—	38,049	70,357
Commodity and other	18,601	—	6,464	25,065
Total	293,849	12,079	44,915	350,843
Total gross derivatives	$294,722	$12,108	$44,915	$351,745
Amounts offset
Counterparty netting	(212,181)	(10,000)	(41,074)	(263,255)
Cash collateral netting	(45,922)	(1,613)	—	(47,535)
Total in Trading assets	$36,619	$495	$3,841	$40,955
Amounts not offset[1]
Financial instruments collateral	(12,680)	—	—	(12,680)
Net amounts	$23,939	$495	$3,841	$28,275
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,132

	Liabilities at June 30, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$5	$—	$5
Foreign exchange	5	15	—	20
Total	5	20	—	25
Not designated as accounting hedges
Economic loan hedges
Credit	15	246	—	261
Other derivatives
Interest rate	154,804	6,154	411	161,369
Credit	5,428	3,504	—	8,932
Foreign exchange	64,788	1,333	97	66,218
Equity	43,053	—	39,240	82,293
Commodity and other	15,510	—	6,470	21,980
Total	283,598	11,237	46,218	341,053
Total gross derivatives	$283,603	$11,257	$46,218	$341,078
Amounts offset
Counterparty netting	(212,181)	(10,000)	(41,074)	(263,255)
Cash collateral netting	(38,774)	(958)	—	(39,732)
Total in Trading liabilities	$32,648	$299	$5,144	$38,091
Amounts not offset[1]
Financial instruments collateral	(6,634)	—	(1,103)	(7,737)
Net amounts	$26,014	$299	$4,041	$30,354
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				7,394

June 2021 Form 10-Q	49

Notes to Consolidated Financial Statements (Unaudited)

	Assets at December 31, 2020
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$946	$2	$—	$948
Foreign exchange	5	2	—	7
Total	951	4	—	955
Not designated as accounting hedges
Economic loan hedges
Credit[1]	2	51	—	53
Other derivatives
Interest rate	221,895	10,343	300	232,538
Credit[1]	5,341	2,147	—	7,488
Foreign exchange	92,334	1,639	79	94,052
Equity	34,278	—	34,166	68,444
Commodity and other	11,095	—	3,554	14,649
Total	364,945	14,180	38,099	417,224
Total gross derivatives	$365,896	$14,184	$38,099	$418,179
Amounts offset
Counterparty netting	(276,682)	(11,601)	(35,260)	(323,543)
Cash collateral netting	(54,921)	(1,865)	—	(56,786)
Total in Trading assets	$34,293	$718	$2,839	$37,850
Amounts not offset[2]
Financial instruments collateral	(13,319)	—	—	(13,319)
Other cash collateral	(391)	—	—	(391)
Net amounts	$20,583	$718	$2,839	$24,140
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,743

	Liabilities at December 31, 2020
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$19	$—	$19
Foreign exchange	291	99	—	390
Total	291	118	—	409
Not designated as accounting hedges
Economic loan hedges
Credit[1]	18	177	—	195
Other derivatives
Interest rate	210,015	7,965	639	218,619
Credit[1]	5,275	2,682	—	7,957
Foreign exchange	92,975	1,500	43	94,518
Equity	49,943	—	36,585	86,528
Commodity and other	8,831	—	3,359	12,190
Total	367,057	12,324	40,626	420,007
Total gross derivatives	$367,348	$12,442	$40,626	$420,416
Amounts offset
Counterparty netting	(276,682)	(11,601)	(35,260)	(323,543)
Cash collateral netting	(51,112)	(823)	—	(51,935)
Total in Trading liabilities	$39,554	$18	$5,366	$44,938
Amounts not offset[2]
Financial instruments collateral	(10,598)	—	(1,520)	(12,118)
Other cash collateral	(62)	(3)	—	(65)
Net amounts	$28,894	$15	$3,846	$32,755
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,746
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
Notionals of Derivative Contracts

	Assets at June 30, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$4	$109	$—	$113
Foreign exchange	13	2	—	15
Total	17	111	—	128
Not designated as accounting hedges
Economic loan hedges
Credit	—	—	—	—
Other derivatives
Interest rate	4,095	7,338	576	12,009
Credit	188	107	—	295
Foreign exchange	3,494	97	12	3,603
Equity	483	—	410	893
Commodity and other	128	—	77	205
Total	8,388	7,542	1,075	17,005
Total gross derivatives	$8,405	$7,653	$1,075	$17,133

	Liabilities at June 30, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$90	$—	$90
Foreign exchange	1	1	—	2
Total	1	91	—	92
Not designated as accounting hedges
Economic loan hedges
Credit	—	7	—	7
Other derivatives
Interest rate	4,084	7,156	523	11,763
Credit	197	113	—	310
Foreign exchange	3,425	90	23	3,538
Equity	535	—	766	1,301
Commodity and other	118	—	76	194
Total	8,359	7,366	1,388	17,113
Total gross derivatives	$8,360	$7,457	$1,388	$17,205

	Assets at December 31, 2020
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$6	$123	$—	$129
Foreign exchange	2	—	—	2
Total	8	123	—	131
Not designated as accounting hedges
Economic loan hedges
Credit[1]	—	1	—	1
Other derivatives
Interest rate	3,847	6,946	409	11,202
Credit[1]	140	87	—	227
Foreign exchange	3,046	103	10	3,159
Equity	444	—	367	811
Commodity and other	107	—	68	175
Total	7,584	7,137	854	15,575
Total gross derivatives	$7,592	$7,260	$854	$15,706

June 2021 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at December 31, 2020
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$80	$—	$80
Foreign exchange	11	3	—	14
Total	11	83	—	94
Not designated as accounting hedges
Economic loan hedges
Credit[1]	1	5	—	6
Other derivatives
Interest rate	4,000	6,915	511	11,426
Credit[1]	142	93	—	235
Foreign exchange	3,180	102	11	3,293
Equity	474	—	591	1,065
Commodity and other	93	—	68	161
Total	7,890	7,115	1,181	16,186
Total gross derivatives	$7,901	$7,198	$1,181	$16,280
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
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 7 to the financial statements in the 2020 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2021	2020	2021	2020
Fair value hedges—Recognized in Interest income
Interest rate contracts	$(331)	$(16)	$500	$(80)
Investment Securities—AFS	345	23	(427)	89
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$1,238	$245	$(2,870)	$6,912
Deposits	22	46	58	(215)
Borrowings	(1,270)	(327)	2,751	(6,759)
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$(106)	$(96)	$299	$314
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	(14)	(8)	(13)	25
Fair Value Hedges—Hedged Items

$ in millions	At June 30, 2021	At December 31, 2020
Investment Securities—AFS
Amortized cost basis currently or previously hedged	$18,009	$16,288
Basis adjustments included in amortized cost[1]	$(371)	$(39)
Deposits
Carrying amount currently or previously hedged	$6,316	$15,059
Basis adjustments included in carrying amount[1]	$35	$93
Borrowings
Carrying amount currently or previously hedged	$114,420	$114,349
Basis adjustments included in carrying amount—Outstanding hedges	$3,799	$6,575
Basis adjustments included in carrying amount—Terminated hedges	$(757)	$(756)
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Loan Hedges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2021	2020	2021	2020
Recognized in Other revenues
Credit contracts[1]	$(44)	$(120)	$(149)	$135
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At June 30, 2021	At December 31, 2020
Net derivative liabilities with credit risk-related contingent features	$20,227	$30,421
Collateral posted	14,954	23,842
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At June 30, 2021
One-notch downgrade	$227
Two-notch downgrade	328
Bilateral downgrade agreements included in the amounts above[1]	$489
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

51	June 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers.
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at June 30, 2021
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$9	$23	$30	$9	$71
Non-investment grade	6	12	16	2	36
Total	$15	$35	$46	$11	$107
Index and basket CDS
Investment grade	$2	$7	$89	$16	$114
Non-investment grade	6	15	37	15	73
Total	$8	$22	$126	$31	$187
Total CDS sold	$23	$57	$172	$42	$294
Other credit contracts	1	—	—	—	1
Total credit protection sold	$24	$57	$172	$42	$295
CDS protection sold with identical protection purchased					$248

	Years to Maturity at December 31, 2020
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$9	$19	$32	$9	$69
Non-investment grade	7	10	17	2	36
Total	$16	$29	$49	$11	$105
Index and basket CDS
Investment grade	$2	$5	$39	$14	$60
Non-investment grade	6	9	29	14	58
Total	$8	$14	$68	$28	$118
Total CDS sold	$24	$43	$117	$39	$223
Other credit contracts	—	—	—	—	—
Total credit protection sold	$24	$43	$117	$39	$223
CDS protection sold with identical protection purchased					$196
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At June 30, 2021	At December 31, 2020
Single-name CDS
Investment grade	$1,495	$1,230
Non-investment grade	147	(22)
Total	$1,642	$1,208
Index and basket CDS
Investment grade	$1,331	$843
Non-investment grade	(617)	(824)
Total	$714	$19
Total CDS sold	$2,356	$1,227
Other credit contracts	(3)	(4)
Total credit protection sold	$2,353	$1,223
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At June 30, 2021	At December 31, 2020
Single name	$118	$116
Index and basket	185	116
Tranched index and basket	15	14
Total	$318	$246

	Fair Value Asset (Liability)
$ in millions	At June 30, 2021	At December 31, 2020
Single name	$(1,906)	$(1,452)
Index and basket	(999)	(57)
Tranched index and basket	(335)	(329)
Total	$(3,240)	$(1,838)
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
8. Investment Securities
AFS and HTM Securities

	At June 30, 2021
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$45,594	$654	$38	$46,210
U.S. agency securities[2]	28,855	422	136	29,141
Agency CMBS	15,467	424	47	15,844
State and municipal securities	230	31	5	256
FFELP student loan ABS[3]	1,769	13	11	1,771
Total AFS securities	91,915	1,544	237	93,222
HTM securities
U.S. Treasury securities	29,429	1,235	40	30,624
U.S. agency securities[2]	49,247	306	760	48,793
Agency CMBS	2,513	—	25	2,488
Non-agency CMBS	931	42	1	972
Total HTM securities	82,120	1,583	826	82,877
Total investment securities	$174,035	$3,127	$1,063	$176,099

June 2021 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2020
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$45,345	$1,010	$—	$46,355
U.S. agency securities[2]	37,389	762	25	38,126
Agency CMBS	19,982	465	9	20,438
Corporate bonds	1,694	42	—	1,736
State and municipal securities	1,461	103	1	1,563
FFELP student loan ABS[3]	1,735	7	26	1,716
Other ABS	449	—	—	449
Total AFS securities	108,055	2,389	61	110,383
HTM securities
U.S. Treasury securities	29,346	1,893	—	31,239
U.S. agency securities[2]	38,951	704	8	39,647
Agency CMBS	2,632	4	2	2,634
Non-agency CMBS	842	58	—	900
Total HTM securities	71,771	2,659	10	74,420
Total investment securities	$179,826	$5,048	$71	$184,803
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
Investment Securities in an Unrealized Loss Position

	At June 30, 2021		At December 31, 2020
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$13,017	$38	$151	$—
Total	13,017	38	151	—
U.S. agency securities
Less than 12 months	9,081	135	5,808	22
12 months or longer	793	1	1,168	3
Total	9,874	136	6,976	25
Agency CMBS
Less than 12 months	2,983	47	2,779	9
12 months or longer	28	—	46	—
Total	3,011	47	2,825	9
Corporate bonds
12 months or longer	—	—	31	—
Total	—	—	31	—
State and municipal securities
Less than 12 months	34	5	86	—
12 months or longer	—	—	36	1
Total	34	5	122	1
FFELP student loan ABS
Less than 12 months	87	—	—	—
12 months or longer	802	11	1,077	26
Total	889	11	1,077	26
Total AFS securities in an unrealized loss position
Less than 12 months	25,202	225	8,824	31
12 months or longer	1,623	12	2,358	30
Total	$26,825	$237	$11,182	$61
For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2 in the 2020 Form 10-K and the Firm expects to recover the amortized cost basis of these securities. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of June 30, 2021 and December 31, 2020, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at June 30, 2021 and December 31, 2020 reflect an ACL of $28 million and $26 million, respectively, related to Non-agency CMBS. See Note 2 in the 2020 Form 10-K for a description of the ACL methodology used for HTM Securities. As of June 30, 2021, and December 31, 2020, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 15 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, FFELP student loan ABS and other ABS.
Investment Securities by Contractual Maturity

	At June 30, 2021
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield
AFS securities
U.S. Treasury securities:
Due within 1 year	$10,079	$10,161	1.4%
After 1 year through 5 years	26,632	27,138	1.3%
After 5 years through 10 years	8,883	8,911	1.2%
Total	45,594	46,210
U.S. agency securities:
Due within 1 year	1	1	1.5%
After 1 year through 5 years	147	149	1.3%
After 5 years through 10 years	1,466	1,504	1.8%
After 10 years	27,241	27,487	1.6%
Total	28,855	29,141
Agency CMBS:
Due within 1 year	240	242	1.8%
After 1 year through 5 years	1,503	1,534	1.6%
After 5 years through 10 years	10,665	11,030	1.6%
After 10 years	3,059	3,038	1.5%
Total	15,467	15,844
State and municipal securities:
Due within 1 year	4	4	1.9%
After 1 year through 5 years	22	22	1.8%
After 5 years through 10 years	30	39	2.3%
After 10 Years	174	191	3.9%
Total	230	256
FFELP student loan ABS:
Due within 1 year	32	31	0.8%
After 1 year through 5 years	188	184	0.9%
After 5 years through 10 years	152	148	0.7%
After 10 years	1,397	1,408	1.1%
Total	1,769	1,771
Total AFS securities	91,915	93,222	1.4%

53	June 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At June 30, 2021
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield
HTM securities
U.S. Treasury securities:
Due within 1 year	3,673	3,711	1.9%
After 1 year through 5 years	19,256	19,880	1.7%
After 5 years through 10 years	5,418	5,855	2.4%
After 10 years	1,082	1,178	2.5%
Total	29,429	30,624
U.S. agency securities:
After 5 years through 10 years	546	562	2.0%
After 10 years	48,701	48,231	1.6%
Total	49,247	48,793
Agency CMBS:
Due within 1 year	21	21	2.4%
After 1 year through 5 years	1,358	1,349	1.3%
After 5 years through 10 years	971	958	1.4%
After 10 years	163	160	1.5%
Total	2,513	2,488
Non-agency CMBS:
Due within 1 year	151	151	4.5%
After 1 year through 5 years	65	67	2.7%
After 5 years through 10 years	662	698	3.7%
After 10 years	53	56	3.8%
Total	931	972
Total HTM securities	82,120	82,877	1.7%
Total investment securities	$174,035	$176,099	1.6%
1.Amounts are net of any ACL.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Gross realized gains	$74	$16	$219	$65
Gross realized (losses)	(16)	(6)	(27)	(14)
Total[1]	$58	$10	$192	$51
1.Realized gains and losses are recognized in Other revenues in the income statements.
9. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At June 30, 2021
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$198,942	$(103,012)	$95,930	$(93,720)	$2,210
Securities borrowed	137,720	(11,017)	126,703	(121,432)	5,271
Liabilities
Securities sold under agreements to repurchase	$160,657	$(103,012)	$57,645	$(48,791)	$8,854
Securities loaned	20,591	(11,017)	9,574	(9,275)	299
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,824
Securities borrowed					1,120
Securities sold under agreements to repurchase					8,099
Securities loaned					164

	At December 31, 2020
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$264,140	$(147,906)	$116,234	$(114,108)	$2,126
Securities borrowed	124,921	(12,530)	112,391	(107,434)	4,957
Liabilities
Securities sold under agreements to repurchase	$198,493	$(147,906)	$50,587	$(43,960)	$6,627
Securities loaned	20,261	(12,530)	7,731	(7,430)	301
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,870
Securities borrowed					596
Securities sold under agreements to repurchase					6,282
Securities loaned					128
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
Gross Secured Financing Balances by Remaining Contractual Maturity

	At June 30, 2021
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$53,852	$52,208	$14,459	$40,138	$160,657
Securities loaned	13,432	250	150	6,759	20,591
Total included in the offsetting disclosure	$67,284	$52,458	$14,609	$46,897	$181,248
Trading liabilities— Obligation to return securities received as collateral	22,331	—	—	—	22,331
Total	$89,615	$52,458	$14,609	$46,897	$203,579

June 2021 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2020
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$84,349	$60,853	$26,221	$27,070	$198,493
Securities loaned	15,267	247	—	4,747	20,261
Total included in the offsetting disclosure	$99,616	$61,100	$26,221	$31,817	$218,754
Trading liabilities— Obligation to return securities received as collateral	16,389	—	—	—	16,389
Total	$116,005	$61,100	$26,221	$31,817	$235,143
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At June 30, 2021	At December 31, 2020
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$39,247	$94,662
Other sovereign government obligations	85,282	71,140
Corporate equities	26,775	24,692
Other	9,353	7,999
Total	$160,657	$198,493
Securities loaned
Other sovereign government obligations	$1,414	$3,430
Corporate equities	19,079	16,536
Other	98	295
Total	$20,591	$20,261
Total included in the offsetting disclosure	$181,248	$218,754
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$22,312	$16,365
Other	19	24
Total	$22,331	$16,389
Total	$203,579	$235,143
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At June 30, 2021	At December 31, 2020
Trading assets	$35,894	$30,954
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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At June 30, 2021	At December 31, 2020
Collateral received with right to sell or repledge	$708,327	$724,818
Collateral that was sold or repledged[1]	540,654	523,648
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
Securities Segregated for Regulatory Purposes

$ in millions	At June 30, 2021	At December 31, 2020
Segregated securities[1]	$23,912	$34,106
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheets.
Customer Margin and Other Lending

$ in millions	At June 30, 2021	At December 31, 2020
Margin and other lending	$72,942	$74,714
The Firm provides margin lending arrangements that allow customers to borrow against the value of qualifying securities. Receivables from these arrangements are included within Customer and other receivables in the balance sheets. Under these arrangements, the Firm receives collateral, which includes U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Margin loans are collateralized by customer-owned securities held by the Firm. The Firm monitors required margin levels and established credit terms daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary.
For a further discussion of the Firm’s margin lending activities, see Note 9 to the financial statements in the 2020 Form 10-K.
Also included in the amounts in the previous table is non-purpose securities-based lending on non-bank entities in the Wealth Management business segment.
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 13.

55	June 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
10. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At June 30, 2021
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$4,724	$7,098	$11,822
Secured lending facilities	28,217	3,951	32,168
Commercial real estate	6,707	583	7,290
Residential real estate	38,917	47	38,964
Securities-based lending and Other loans	76,468	34	76,502
Total loans	155,033	11,713	166,746
ACL	(687)		(687)
Total loans, net	$154,346	$11,713	$166,059
Fixed rate loans, net			$38,968
Floating or adjustable rate loans, net			127,091
Loans to non-U.S. borrowers, net			21,567

	At December 31, 2020
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$6,046	$8,580	$14,626
Secured lending facilities	25,727	3,296	29,023
Commercial real estate	7,346	822	8,168
Residential real estate	35,268	48	35,316
Securities-based lending and Other loans	64,232	67	64,299
Total loans	138,619	12,813	151,432
ACL	(835)		(835)
Total loans, net	$137,784	$12,813	$150,597
Fixed rate loans, net			$32,796
Floating or adjustable rate loans, net			117,801
Loans to non-U.S. borrowers, net			21,081
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 10 to the financial statements in the 2020 Form 10-K.
Note 5 for further information regarding Loans and lending commitments held at fair value. See Note 14 for details of current commitments to lend in the future.
Loans Held for Investment before Allowance by Origination Year

	At June 30, 2021			At December 31, 2020
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$1,404	$2,353	$3,757	$1,138	$3,231	$4,369
2021	—	71	71
2020	183	25	208	585	80	665
2019	11	187	198	204	202	406
2018	195	—	195	195	—	195
2017	—	62	62	—	64	64
Prior	233	—	233	247	100	347
Total	$2,026	$2,698	$4,724	$2,369	$3,677	$6,046

	At June 30, 2021			At December 31, 2020
	Secured lending facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$6,932	$15,899	$22,831	$4,711	$14,510	$19,221
2021	460	308	768
2020	84	214	298	162	253	415
2019	179	1,644	1,823	260	1,904	2,164
2018	328	824	1,152	614	1,432	2,046
2017	144	359	503	245	581	826
Prior	—	842	842	—	1,055	1,055
Total	$8,127	$20,090	$28,217	$5,992	$19,735	$25,727

	At June 30, 2021			At December 31, 2020
	Commercial real estate
$ in millions	IG	NIG	Total	IG	NIG	Total
2021	$82	$363	$445
2020	165	820	985	$95	$943	$1,038
2019	1,031	1,585	2,616	1,074	1,848	2,922
2018	433	537	970	746	774	1,520
2017	367	341	708	412	387	799
Prior	100	883	983	100	967	1,067
Total	$2,178	$4,529	$6,707	$2,427	$4,919	$7,346

	At June 30, 2021
	Residential real estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$69	$30	$5	$104	$—	$104
2021	5,506	1,131	101	6,312	426	6,738
2020	8,530	1,761	136	9,874	553	10,427
2019	5,176	1,168	155	6,096	403	6,499
2018	2,108	547	70	2,505	220	2,725
2017	2,422	621	78	2,900	221	3,121
Prior	6,745	2,201	357	8,461	842	9,303
Total	$30,556	$7,459	$902	$36,252	$2,665	$38,917

	At December 31, 2020
	Residential real estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$85	$32	$5	$122	$—	$122
2020	8,948	1,824	149	10,338	583	10,921
2019	5,592	1,265	168	6,584	441	7,025
2018	2,320	604	75	2,756	243	2,999
2017	2,721	690	89	3,251	249	3,500
2016	3,324	884	118	4,035	291	4,326
Prior	4,465	1,626	284	5,684	691	6,375
Total	$27,455	$6,925	$888	$32,770	$2,498	$35,268

	At June 30, 2021
	Securities-based lending[1]	Other[2]
$ in millions		Investment Grade	Non-Investment Grade	Total
Revolving	$63,243	$5,383	$715	$69,341
2021	31	232	49	312
2020	—	817	586	1,403
2019	18	1,121	637	1,776
2018	232	378	421	1,031
2017	—	645	147	792
Prior	16	1,496	301	1,813
Total	$63,540	$10,072	$2,856	$76,468

June 2021 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Securities-based lending[1]	Other[2]
$ in millions		Investment Grade	Non-Investment Grade	Total
Revolving	$51,667	$4,816	$555	$57,038
2020	—	1,073	590	1,663
2019	18	1,156	623	1,797
2018	232	407	403	1,042
2017	—	654	122	776
2016	—	566	111	677
Prior	16	1,066	157	1,239
Total	$51,933	$9,738	$2,561	$64,232
1. Securities-based loans are subject to collateral maintenance provisions, and at June 30, 2021 and December 31, 2020, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2020 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment.
Past Due Loans Held for Investment before Allowance1

$ in millions	At June 30, 2021	At December 31, 2020
Residential real estate	194	332
Securities-based lending and Other loans	—	31
Total	$194	$363

1.The majority of the amounts are past due for a period of less than 90 days as of June 30, 2021 and December 31, 2020.
Nonaccrual Loans Held for Investment before Allowance

$ in millions	At June 30, 2021	At December 31, 2020
Corporate	$98	$164
Secured lending facilities	298	—
Commercial real estate	71	152
Residential real estate	123	97
Securities-based lending and Other loans	163	178
Total[1]	$753	$591
Nonaccrual loans without an ACL	$124	$90
1.Includes all HFI loans that are 90 days or more past due as of June 30, 2021 and December 31, 2020.
See Note 2 to the financial statements in the 2020 Form 10-K for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans.
Troubled Debt Restructurings

$ in millions	At June 30, 2021	At December 31, 2020
Loans, before ACL	$62	$167
Lending commitments	—	27
ACL on Loans and Lending commitments	10	36
Troubled debt restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions. See Note 2 to the financial statements in the 2020 Form 10-K for further information on TDR guidance issued by Congress in the CARES Act as well as by the U.S. banking agencies.
Allowance for Credit Losses Rollforward—Loans

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2020	$309	$198	$211	$59	$58	$835
Gross charge-offs	(14)	(67)	(21)	—	—	(102)
Provision for credit losses[1]	(95)	48	5	(2)	2	(42)
Other	(1)	(2)	(1)	—	—	(4)
June 30, 2021	$199	$177	$194	$57	$60	$687

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2019	$115	$101	$75	$25	$33	$349
Effect of CECL adoption	(2)	(42)	34	21	(2)	9
Gross charge-offs	(33)	—	—	—	—	(33)
Recoveries	—	—	—	—	2	2
Net recoveries (charge-offs)	(33)	—	—	—	2	(31)
Provision for credit losses[1]	298	63	155	13	9	538
Other	1	—	(38)	—	38	1
June 30, 2020	$379	$122	$226	$59	$80	$866
Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2020	$323	$38	$11	$1	$23	$396
Provision for credit losses[1]	18	1	—	—	(2)	17
Other	(1)	1	(1)	—	—	(1)
June 30, 2021	$340	$40	$10	$1	$21	$412

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2019	$201	$27	$7	$—	$6	$241
Effect of CECL adoption	(41)	(11)	1	2	(1)	(50)
Provision for credit losses[1]	73	26	7	(1)	3	108
Other	(2)	—	(4)	—	4	(2)
June 30, 2020	$231	$42	$11	$1	$12	$297
CRE—Commercial real estate
SBL—Securities-based lending.
Provision for Credit Losses

	Three Months Ended June 30,
$ in millions	2021	2020
Loans	$16	$246
Lending commitments	57	(7)

The aggregate allowance for loans and lending commitments decreased in the current year period, primarily reflecting charge-offs and a release in the allowance for credit losses within the Institutional Securities business segment. The allowance release was primarily a result of improvements in the outlook for macroeconomic conditions and the impact of paydowns on Corporate loans, including by lower-rated borrowers, partially offset by the provision for one Secured lending facility.The base scenario used in our ACL models as

57	June 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
of June 30, 2021 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product. The base scenario, among other things, assumes continued growth over the forecast period with U.S. GDP reaching a year-over-year growth rate of approximately 6% by the fourth quarter of 2021, supported by fiscal stimulus and accommodative monetary policy. For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 10 to the financial statements in the 2020 Form 10-K.
Employee Loans

$ in millions	At June 30, 2021	At December 31, 2020
Currently employed by the Firm[1]	$3,329	$3,100
No longer employed by the Firm[2]	133	$140
Employee loans	$3,462	$3,240
ACL	(163)	(165)
Employee loans, net of ACL	$3,299	$3,075
Remaining repayment term, weighted average in years	5.6	5.3
1.These loans were predominantly current as of June 30, 2021 and December 31, 2020.
2.These loans were predominantly past due for a period of 90 days or more as of June 30, 2021 and December 31, 2020.

Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives, are full recourse and generally require periodic repayments, and are due in full upon termination of employment with the Firm. These loans are recorded in Customer and other receivables in the balance sheets. The ACL as of June 30, 2021 and December 31, 2020 was calculated under the CECL methodology. The related provision is recorded in Compensation and benefits expense in the income statements. See Note 2 to the financial statements in the 2020 Form 10-K for a description of the CECL allowance methodology, including credit quality indicators, for employee loans.
11. Other Assets—Equity Method Investments
Equity Method Investments

$ in millions	At June 30, 2021	At December 31, 2020
Investments	$2,266	$2,410

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Income (loss)	$51	$(63)	$27	$(34)
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
Japanese Securities Joint Venture

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Income (loss) from investment in MUMSS	$52	$(1)	$84	$31
For more information on Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) and other relationships with Mitsubishi UFJ Financial Group, Inc., see Note 12 to the financial statements in the 2020 Form 10-K.
12. Deposits
Deposits

$ in millions	At June 30, 2021	At December 31, 2020
Savings and demand deposits	$299,681	$279,221
Time deposits	20,677	31,561
Total	$320,358	$310,782
Deposits subject to FDIC insurance	$237,803	$234,211
Time deposits that equal or exceed the FDIC insurance limit	$6	$16
Time Deposit Maturities

$ in millions	At June 30, 2021
2021	$6,804
2022	5,523
2023	4,117
2024	2,821
2025	776
Thereafter	636
Total	$20,677
13. Borrowings and Other Secured Financings
Borrowings

$ in millions	At June 30, 2021	At December 31, 2020
Original maturities of one year or less	$5,538	$3,691
Original maturities greater than one year
Senior	$207,781	$202,305
Subordinated	10,823	11,083
Total	$218,604	$213,388
Total borrowings	$224,142	$217,079
Weighted average stated maturity, in years[1]	7.6	7.3
1.Only includes borrowings with original maturities greater than one year.

June 2021 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)
Other Secured Financings

$ in millions	At June 30, 2021	At December 31, 2020
Original maturities:
One year or less	$6,767	$10,453
Greater than one year	4,465	5,410
Total	$11,232	$15,863
Transfers of assets accounted for as secured financings	$1,253	$1,529
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
14. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at June 30, 2021
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$16,396	$38,716	$44,932	$7,479	$107,523
Secured lending facilities	6,007	6,669	2,086	643	15,405
Commercial and Residential real estate	428	233	19	248	928
Securities-based lending and Other	11,103	3,724	308	266	15,401
Forward-starting secured financing receivables	69,886	—	—	—	69,886
Central counterparty	300	—	—	6,237	6,537
Underwriting	—	60	—	—	60
Investment activities	1,019	253	56	356	1,684
Letters of credit and other financial guarantees	26	—	—	3	29
Total	$105,165	$49,655	$47,401	$15,232	$217,453
Lending commitments participated to third parties					$9,223
Forward-starting secured financing receivables settled within three business days					$64,159
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 15 to the financial statements in the 2020 Form 10-K.

Guarantees

	At June 30, 2021
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,352,865	$1,029,619	$445,441	$955,300	$(46,932)
Standby letters of credit and other financial guarantees issued[2]	1,537	1,250	517	3,735	89
Market value guarantees	79	22	—	—	—
Liquidity facilities	4,073	—	—	—	5
Whole loan sales guarantees	—	—	58	23,123	—
Securitization representations and warranties[3]	—	—	—	69,210	(42)
General partner guarantees	315	12	20	125	(68)
Client clearing guarantees	52	—	—	—	—

1.The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. For further information on derivatives contracts, see Note 7.
2.These amounts include certain issued standby letters of credit participated to third parties, totaling $0.6 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of June 30, 2021, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $88 million.
3.Primarily related to residential mortgage securitizations.
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

59	June 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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

June 2021 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)
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
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts, the prior set-off by the Firm of approximately €124 million (approximately $147 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority’s appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On June 22, 2020, the Firm filed an appeal against the decision of the Court of Appeal in Amsterdam before the Dutch High Court. On January 29, 2021, the Advocate General of the Dutch High Court in matters re-styled Case number 15/3637 and Case number 15/4353 issued an advisory opinion on the Firm’s appeal, which rejected the
Firm’s principal grounds of appeal. On February 11, 2021, the Firm and the Dutch Tax Authority each responded to this opinion. On June 22, 2021, Dutch criminal authorities sought various documents in connection with an investigation of the Firm related to the civil claims asserted by the Dutch Tax Authority in matters re-styled Case number 18/00318 and Case number 18/00319, concerning the accuracy of the Dutch subsidiary’s tax returns and the maintenance of its books and records for 2007 to 2012.
15. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity1

	At June 30, 2021		At December 31, 2020
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
CLO	$800	$705	$418	$350
MABS[2]	388	47	590	17
Other[3]	1,497	378	1,110	47
Total	$2,685	$1,130	$2,118	$414
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
3.Other primarily includes operating entities and investment funds.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At June 30, 2021	At December 31, 2020
Assets
Cash and cash equivalents	$318	$269
Trading assets at fair value	1,781	1,445
Securities purchased under agreements to resell	200	—
Customer and other receivables	25	23
Intangible assets	92	98
Other assets	269	283
Total	$2,685	$2,118
Liabilities
Other secured financings	$949	$366
Other liabilities and accrued expenses	181	48
Total	$1,130	$414
Noncontrolling interests	$143	$196
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
In general, the Firm’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE net assets

61	June 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
recognized in its financial statements, net of amounts absorbed by third-party variable interest holders.
Non-consolidated VIEs

	At June 30, 2021
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$155,510	$1,918	$6,424	$2,001	$50,129
Maximum exposure to loss[3]
Debt and equity interests	$20,473	$166	$4	$1,245	$10,741
Derivative and other contracts	—	—	4,073	—	5,997
Commitments, guarantees and other	1,390	—	—	—	1,443
Total	$21,863	$166	$4,077	$1,245	$18,181
Carrying value of variable interests—Assets
Debt and equity interests	$20,473	$166	$4	$1,245	$10,741
Derivative and other contracts	—	—	5	—	2,208
Total	$20,473	$166	$9	$1,245	$12,949
Additional VIE assets owned[4]					$17,235
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$217

	At December 31, 2020
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$184,153	$3,527	$6,524	$2,161	$48,241
Maximum exposure to loss[3]
Debt and equity interests	$26,247	$257	$—	$1,187	$11,008
Derivative and other contracts	—	—	4,425	—	5,639
Commitments, guarantees and other	929	—	—	—	749
Total	$27,176	$257	$4,425	$1,187	$17,396
Carrying value of variable interests–Assets
Debt and equity interests	$26,247	$257	$—	$1,187	$11,008
Derivative and other contracts	—	—	5	—	851
Total	$26,247	$257	$5	$1,187	$11,859
Additional VIE assets owned[4]					$20,019
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$222
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At June 30, 2021		At December 31, 2020
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$17,146	$2,637	$17,775	$3,175
Commercial mortgages	62,404	3,705	62,093	4,131
U.S. agency collateralized mortgage obligations	70,091	11,989	99,182	17,224
Other consumer or commercial loans	5,869	2,142	5,103	1,717
Total	$155,510	$20,473	$184,153	$26,247
Transferred Assets with Continuing Involvement

	At June 30, 2021
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$7,217	$90,355	$31,722	$15,181
Retained interests
Investment grade	$98	$936	$605	$—
Non-investment grade	21	214	—	80
Total	$119	$1,150	$605	$80
Interests purchased in the secondary market
Investment grade	$—	$78	$20	$—
Non-investment grade	46	68	—	1
Total	$46	$146	$20	$1
Derivative assets	$—	$—	$—	$608
Derivative liabilities	—	—	—	197

	At December 31, 2020
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$7,515	$84,674	$21,061	$12,978
Retained interests
Investment grade	$49	$822	$615	$—
Non-investment grade	16	195	—	114
Total	$65	$1,017	$615	$114
Interests purchased in the secondary market
Investment grade	$—	$96	$116	$—
Non-investment grade	43	80	—	21
Total	$43	$176	$116	$21
Derivative assets	$—	$—	$—	$400
Derivative liabilities	—	—	—	436

June 2021 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)

	Fair Value At June 30, 2021
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$702	$—	$702
Non-investment grade	12	50	62
Total	$714	$50	$764
Interests purchased in the secondary market
Investment grade	$97	$1	$98
Non-investment grade	76	39	115
Total	$173	$40	$213
Derivative assets	$607	$1	$608
Derivative liabilities	163	34	197

	Fair Value at December 31, 2020
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$663	$—	$663
Non-investment grade	6	63	69
Total	$669	$63	$732
Interests purchased in the secondary market
Investment grade	$196	$16	$212
Non-investment grade	62	82	144
Total	$258	$98	$356
Derivative assets	$388	$12	$400
Derivative liabilities	435	1	436
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
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
New transactions[1]	$16,410	$9,189	$31,200	$17,660
Retained interests	2,985	1,136	5,564	5,224
Sales of corporate loans to CLO SPEs[1,2]	73	73	73	139
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 14).
Assets Sold with Retained Exposure

$ in millions	At June 30, 2021	At December 31, 2020
Gross cash proceeds from sale of assets[1]	$61,885	$45,051
Fair value
Assets sold	$63,544	$46,609
Derivative assets recognized in the balance sheets	1,972	1,592
Derivative liabilities recognized in the balance sheets	314	64
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
Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital). Capital standards require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At June 30, 2021 and December 31, 2020, the differences between the actual and required ratios were lower under the Standardized Approach.

63	June 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
In 2020, the U.S. banking agencies adopted a final rule, consistent with an interim final rule that was effective March 31, 2020, altering, for purposes of the regulatory capital rules, the required adoption time period for CECL. As of June 30, 2021 and December 31, 2020, the risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated excluding the effect of the adoption of CECL based on the Firm’s election to defer this effect over a five-year transition period which began on January 1, 2020 in accordance with the final rule.
Risk-Based Regulatory Capital Ratio Requirements

		At June 30, 2021 and December 31, 2020
		Standardized	Advanced
Capital buffers
Capital conservation buffer		—	2.5%
SCB		5.7%	N/A
G-SIB capital surcharge		3.0%	3.0%
CCyB[1]		0%	0%
Capital buffer requirement[2]		8.7%	5.5%

		At June 30, 2021 and December 31, 2020
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
3.Required ratios represent the regulatory minimum plus the capital buffer requirement.
The Firm’s Regulatory Capital and Capital Ratios

$ in millions	Required Ratio[1]	At June 30, 2021	At December 31, 2020
Risk-based capital
Common Equity Tier 1 capital		$76,815	$78,650
Tier 1 capital		84,612	88,079
Total capital		92,782	97,213
Total RWA		462,808	453,106
Common Equity Tier 1 capital ratio	13.2%	16.6%	17.4%
Tier 1 capital ratio	14.7%	18.3%	19.4%
Total capital ratio	16.7%	20.0%	21.5%

$ in millions	Required Ratio[1]	At June 30, 2021	At December 31, 2020
Leverage-based capital
Adjusted average assets[2]		$1,135,262	$1,053,510
Tier 1 leverage ratio	4.0%	7.5%	8.4%
Supplementary leverage exposure[3,4]		$1,439,971	$1,192,506
SLR[4]	5.0%	5.9%	7.4%
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
4.The Firm’s SLR and Supplementary leverage exposure as of December 31, 2020 reflect the exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks based on a Federal Reserve interim final rule that was in effect until March 31, 2021.
Certain U.S. Bank Subsidiaries’ Regulatory Capital and Capital Ratios
The OCC establishes capital requirements for the Firm’s U.S. bank subsidiaries, which as of June 30, 2021 and December 31, 2020 include, among others, Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”), and evaluates their compliance with such capital requirements. Regulatory capital requirements for MSBNA and MSPBNA are calculated in a similar manner to the Firm’s regulatory capital requirements, although G-SIB capital surcharge and SCB requirements do not apply to the U.S. bank subsidiaries.
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

June 2021 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)
At June 30, 2021 and December 31, 2020, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. At June 30, 2021 and December 31, 2020, the risk-based and leverage-based capital amounts and ratios are calculated excluding the effect of the adoption of CECL based on MSBNA’s and MSPBNA’s election to defer this effect over a five-year transition period, which began on January 1, 2020.
MSBNA’s Regulatory Capital

			At June 30, 2021		At December 31, 2020
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$18,069	19.8%	$17,238	18.7%
Tier 1 capital	8.0%	8.5%	18,069	19.8%	17,238	18.7%
Total capital	10.0%	10.5%	18,644	20.5%	17,882	19.4%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$18,069	10.4%	$17,238	10.1%
SLR	6.0%	3.0%	18,069	8.1%	17,238	8.0%
MSPBNA’s Regulatory Capital

			At June 30, 2021		At December 31, 2020
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$9,629	25.1%	$8,213	21.3%
Tier 1 capital	8.0%	8.5%	9,629	25.1%	8,213	21.3%
Total capital	10.0%	10.5%	9,702	25.2%	8,287	21.5%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$9,629	7.4%	$8,213	7.2%
SLR	6.0%	3.0%	9,629	7.1%	8,213	6.9%
1.Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the ability to make capital distributions, including the payment of dividends.
U.S. Broker-Dealer Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At June 30, 2021	At December 31, 2020
Net capital	$16,739	$12,869
Excess net capital	12,837	9,034
MS&Co. is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At June 30, 2021 and December 31, 2020, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
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
17. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At June 30, 2021	Liquidation Preference per Share	At June 30, 2021	At December 31, 2020
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	—	—	—	1,500
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
Total			$7,750	$9,250
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
For a description of Series A through Series N preferred stock issuances, see Note 18 to the financial statements in the 2020 Form 10-K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in

65	June 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
accordance with regulatory capital requirements (see Note 16).
On March 15, 2021, the Firm announced the redemption in whole of its outstanding Series J preferred stock. On notice of redemption, the amount due to holders of Series J Preferred Stock was reclassified to Borrowings, and on April 15, 2021 the redemption settled at the carrying value of $1.5 billion.
Share Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Repurchases of common stock under the Firm’s Share Repurchase Program	$2,939	$—	$5,074	$1,347
Beginning late in the first quarter of 2020, the Firm suspended its share repurchase program, however the Federal Reserve permitted the resumption of share repurchases for the current year period. On June 28, 2021, the Firm announced its Board of Directors authorized the repurchase of up to $12 billion of outstanding common stock from July 1, 2021 through June 30, 2022, from time to time as conditions warrant, which supersedes the previous common stock repurchase authorization. For more information on share repurchases, see Note 18 to the financial statements in the 2020 Form 10-K.
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2021	2020	2021	2020
Weighted average common shares outstanding, basic	1,814	1,541	1,804	1,548
Effect of dilutive Stock options, RSUs and PSUs	27	16	25	17
Weighted average common shares outstanding and common stock equivalents, diluted	1,841	1,557	1,829	1,565
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	—	8	—	10
Dividends

$ in millions, except per share data	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$253	$11	$253	$11
C	25	13	25	13
E	445	15	445	15
F	430	15	430	15
H	240	12	305	16
I	398	16	398	16
J2	—	—	694	42
K	366	15	366	15
L	305	6	305	6
Total Preferred stock		$103		$149
Common stock	0.35	$651	$0.35	$550

$ in millions, except per share data	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$503	$22	$506	$22
C	50	26	50	26
E	891	30	891	30
F	859	29	859	29
H	480	25	649	34
I	797	32	797	32
J2	253	15	694	42
K	731	30	731	30
L	609	12	609	12
M3	29	12	—	—
N4	2,650	8	—	—
Total Preferred stock		$241		$257
Common stock	$0.70	$1,286	$0.70	$1,111
1.Common and Preferred Stock dividends are payable quarterly, unless otherwise noted.
2.Series J was payable semiannually until July 15, 2020, after which it was payable quarterly until its redemption.
3.Series M is payable semiannually until September 15, 2026, and thereafter will be payable quarterly.
4.Series N is payable semiannually until March 15, 2023, and thereafter will be payable quarterly.
Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Total
March 31, 2021	$(936)	$1,011	$(493)	$(2,336)	$(2,754)
OCI during the period	41	(7)	12	185	231
June 30, 2021	$(895)	$1,004	$(481)	$(2,151)	$(2,523)
March 31, 2020	$(1,038)	$1,532	$(619)	$2,220	$2,095
OCI during the period	21	295	(1)	(2,409)	(2,094)
June 30, 2020	$(1,017)	$1,827	$(620)	$(189)	$1
December 31, 2020	$(795)	$1,787	$(498)	$(2,456)	$(1,962)
OCI during the period	(100)	(783)	17	305	(561)
June 30, 2021	$(895)	$1,004	$(481)	$(2,151)	$(2,523)
December 31, 2019	$(897)	$207	$(644)	$(1,454)	$(2,788)
OCI during the period	(120)	1,620	24	1,265	2,789
June 30, 2020	$(1,017)	$1,827	$(620)	$(189)	$1
CTA—Cumulative foreign currency translation adjustments
1.Amounts are net of tax and noncontrolling interests.
Components of Period Changes in OCI

	Three Months Ended June 30, 2021
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$12	$29	$41	$—	$41
Reclassified to earnings	—	—	—	—	—
Net OCI	$12	$29	$41	$—	$41
Change in net unrealized gains (losses) on AFS securities
OCI activity	$47	$(10)	$37	$—	$37
Reclassified to earnings	(58)	14	(44)	—	(44)
Net OCI	$(11)	$4	$(7)	$—	$(7)
Pension and other
OCI activity	$8	$—	$8	$—	$8
Reclassified to earnings	7	(3)	4	—	4
Net OCI	$15	$(3)	$12	$—	$12
Change in net DVA
OCI activity	$237	$(59)	$178	$1	$177
Reclassified to earnings	10	(2)	8	—	8
Net OCI	$247	$(61)	$186	$1	$185

June 2021 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2020
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$5	$19	$24	$—	$24
Reclassified to earnings	(3)	—	(3)	—	(3)
Net OCI	$2	$19	$21	$—	$21
Change in net unrealized gains (losses) on AFS securities
OCI activity	$395	$(93)	$302	$—	$302
Reclassified to earnings	(10)	3	(7)	—	(7)
Net OCI	$385	$(90)	$295	$—	$295
Pension and other
OCI activity	$(4)	$(1)	$(5)	$—	$(5)
Reclassified to earnings	5	(1)	4	—	4
Net OCI	$1	$(2)	$(1)	$—	$(1)
Change in net DVA
OCI activity	$(3,301)	$805	$(2,496)	$(87)	$(2,409)
Reclassified to earnings	1	(1)	—	—	—
Net OCI	$(3,300)	$804	$(2,496)	$(87)	$(2,409)

	Six Months Ended June 30, 2021
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(92)	$(86)	$(178)	$(78)	$(100)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(92)	$(86)	$(178)	$(78)	$(100)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(829)	$193	$(636)	$—	$(636)
Reclassified to earnings	(192)	45	(147)	—	(147)
Net OCI	$(1,021)	$238	$(783)	$—	$(783)
Pension and other
OCI activity	$8	$—	$8	$—	$8
Reclassified to earnings	14	(5)	9	—	9
Net OCI	$22	$(5)	$17	$—	$17
Change in net DVA
OCI activity	$404	$(102)	$302	$18	$284
Reclassified to earnings	27	(6)	21	—	21
Net OCI	$431	$(108)	$323	$18	$305

	Six Months Ended June 30, 2020
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(15)	$(93)	$(108)	$9	$(117)
Reclassified to earnings	(3)	—	(3)	—	(3)
Net OCI	$(18)	$(93)	$(111)	$9	$(120)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$2,168	$(509)	$1,659	$—	$1,659
Reclassified to earnings	(51)	12	(39)	—	(39)
Net OCI	$2,117	$(497)	$1,620	$—	$1,620
Pension and other
OCI activity	$21	$(5)	$16	$—	$16
Reclassified to earnings	10	(2)	8	—	8
Net OCI	$31	$(7)	$24	$—	$24
Change in net DVA
OCI activity	$1,714	$(411)	$1,303	$42	$1,261
Reclassified to earnings	6	(2)	4	—	4
Net OCI	$1,720	$(413)	$1,307	$42	$1,265

18. Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Interest income
Investment securities	$608	$629	$1,457	$1,074
Loans	1,040	1,050	2,028	2,204
Securities purchased under agreements to resell and Securities borrowed[1]	(321)	(141)	(617)	257
Trading assets, net of Trading liabilities	486	616	996	1,365
Customer receivables and Other[2]	399	204	785	961
Total interest income	$2,212	$2,358	$4,649	$5,861

Interest expense
Deposits	$108	$220	$228	$626
Borrowings	719	823	1,433	1,820
Securities sold under agreements to repurchase and Securities loaned[3]	116	209	230	718
Customer payables and Other[4]	(596)	(494)	(1,135)	(259)
Total interest expense	$347	$758	$756	$2,905
Net interest	$1,865	$1,600	$3,893	$2,956
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
Accrued Interest

$ in millions	At June 30, 2021	At December 31, 2020
Customer and other receivables	$2,160	$1,652
Customer and other payables	2,517	2,119
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

67	June 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
20. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended June 30, 2021
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,376	$203	$—	$(19)	$2,560
Trading	3,078	255	(22)	19	3,330
Investments	61	14	306	—	381
Commissions and fees[1]	682	714	1	(89)	1,308
Asset management[1,2]	148	3,447	1,418	(40)	4,973
Other	137	207	1	(3)	342
Total non-interest revenues	6,482	4,840	1,704	(132)	12,894
Interest income	873	1,366	10	(37)	2,212
Interest expense	263	111	12	(39)	347
Net interest	610	1,255	(2)	2	1,865
Net revenues	$7,092	$6,095	$1,702	$(130)	$14,759
Provision for credit losses	$70	$3	$—	$—	$73
Compensation and benefits	2,433	3,275	715	—	6,423
Non-compensation expenses	2,091	1,181	557	(132)	3,697
Total non-interest expenses	$4,524	$4,456	$1,272	$(132)	$10,120
Income before provision for income taxes	$2,498	$1,636	$430	$2	$4,566
Provision for income taxes	574	372	108	—	1,054
Net income	1,924	1,264	322	2	3,512
Net income applicable to noncontrolling interests	20	—	(19)	—	1
Net income applicable to Morgan Stanley	$1,904	$1,264	$341	$2	$3,511

	Three Months Ended June 30, 2020
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,051	$110	$—	$(19)	$2,142
Trading[3]	4,272	492	22	17	4,803
Investments	36	8	231	—	275
Commissions and fees[1]	717	473	—	(88)	1,102
Asset management[1,2]	115	2,507	684	(41)	3,265
Other[3]	439	84	(47)	(3)	473
Total non-interest revenues	7,630	3,674	890	(134)	12,060
Interest income	1,300	1,210	7	(159)	2,358
Interest expense	731	180	11	(164)	758
Net interest	569	1,030	(4)	5	1,600
Net revenues[3]	$8,199	$4,704	$886	$(129)	$13,660
Provision for credit losses[3]	$217	$22	$—	$—	$239
Compensation and benefits	2,952	2,729	354	—	6,035
Non-compensation expenses[3]	2,037	811	316	(133)	3,031
Total non-interest expenses[3]	$4,989	$3,540	$670	$(133)	$9,066
Income before provision for income taxes	$2,993	$1,142	$216	$4	$4,355
Provision for income taxes	790	289	39	1	1,119
Net income	2,203	853	177	3	3,236
Net income applicable to noncontrolling interests	17	—	23	—	40
Net income applicable to Morgan Stanley	$2,186	$853	$154	$3	$3,196

	Six Months Ended June 30, 2021
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$4,989	$454	$—	$(43)	$5,400
Trading	7,151	381	(19)	42	7,555
Investments	147	16	536	—	699
Commissions and fees[1]	1,552	1,565	1	(184)	2,934
Asset management[1,2]	287	6,638	2,521	(75)	9,371
Other	295	360	(23)	(6)	626
Total non-interest revenues	14,421	9,414	3,016	(266)	26,585
Interest income	1,843	2,852	18	(64)	4,649
Interest expense	595	212	18	(69)	756
Net interest	1,248	2,640	—	5	3,893
Net revenues	$15,669	$12,054	$3,016	$(261)	$30,478
Provision for credit losses	$(23)	$(2)	$—	$—	$(25)
Compensation and benefits	5,547	6,445	1,229	—	13,221
Non-compensation expenses	4,276	2,375	987	(266)	7,372
Total non-interest expenses	$9,823	$8,820	$2,216	$(266)	$20,593
Income before provision for income taxes	$5,869	$3,236	$800	$5	$9,910
Provision for income taxes	1,310	730	189	1	2,230
Net income	4,559	2,506	611	4	7,680
Net income applicable to noncontrolling interests	54	—	(5)	—	49
Net income applicable to Morgan Stanley	$4,505	$2,506	$616	$4	$7,631

	Six Months Ended June 30, 2020
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$3,195	$268	$—	$(50)	$3,413
Trading[3]	7,433	145	(15)	41	7,604
Investments	11	8	294	—	313
Commissions and fees[1]	1,591	1,061	—	(190)	2,462
Asset management[1,2]	228	5,187	1,349	(82)	6,682
Other[3]	(112)	165	(40)	(4)	9
Total non-interest revenues	12,346	6,834	1,588	(285)	20,483
Interest income	3,723	2,403	15	(280)	5,861
Interest expense	2,692	477	25	(289)	2,905
Net interest	1,031	1,926	(10)	9	2,956
Net revenues[3]	$13,377	$8,760	$1,578	$(276)	$23,439
Provision for credit losses[3]	$605	$41	$—	$—	$646
Compensation and benefits	4,766	4,941	611	—	10,318
Non-compensation expenses[3]	4,063	1,581	608	(278)	5,974
Total non-interest expenses[3]	$8,829	$6,522	$1,219	$(278)	$16,292
Income before provision for income taxes	$3,943	$2,197	$359	$2	$6,501
Provision for income taxes	941	480	64	—	1,485
Net income	3,002	1,717	295	2	5,016
Net income applicable to noncontrolling interests	59	—	63	—	122
Net income applicable to Morgan Stanley	$2,943	$1,717	$232	$2	$4,894
I/E–Intersegment Eliminations
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees which may relate to services performed in prior periods.
3.Certain prior period amounts have been reclassified to conform to the current presentation. See Note 1 for additional information.
For a discussion about the Firm’s business segments, see Note 23 to the financial statements in the 2020 Form 10-K.

June 2021 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)
Detail of Investment Banking Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Institutional Securities Advisory	$664	$462	$1,144	$824
Institutional Securities Underwriting	1,712	1,589	3,845	2,371
Firm Investment banking revenues from contracts with customers	90%	92%	91%	91%
Trading Revenues by Product Type1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Interest rate	$17	$1,008	$876	$2,082
Foreign exchange	314	127	588	465
Equity security and index[2]	2,033	1,943	3,728	3,016
Commodity and other	680	723	1,541	733
Credit	286	1,002	822	1,308
Total	$3,330	$4,803	$7,555	$7,604
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At June 30, 2021	At December 31, 2020
Net cumulative unrealized performance-based income at risk of reversing	$778	$735
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Fee waivers	$131	$22	$225	$33
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
Other Expenses—Transaction Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Transaction taxes	$217	$146	$455	$330
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Americas	$10,885	$9,950	$22,076	$16,838
EMEA	2,093	2,109	4,252	3,306
Asia	1,781	1,601	4,150	3,295
Total	$14,759	$13,660	$30,478	$23,439
1.Certain prior period amounts have been reclassified to conform to the current presentation. See Note 1 for additional information.
For a discussion about the Firm’s geographic net revenues, see Note 23 to the financial statements in the 2020 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2021	2020	2021	2020
Non-interest revenues	$677	$680	$1,066	$1,242
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. For the three and six months

69	June 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
ended June 30, 2021 these revenues primarily include investment banking advisory fees, and for the three and six months ended June 30, 2020, these revenues primarily include investment banking advisory fees and distribution fees.
Receivables from Contracts with Customers

$ in millions	At June 30, 2021	At December 31, 2020
Customer and other receivables	$3,425	$3,200
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheets, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At June 30, 2021	At December 31, 2020
Institutional Securities	$782,257	$753,322
Wealth Management	361,136	355,595
Investment Management	18,412	6,945
Total[1]	$1,161,805	$1,115,862
1. Parent assets have been fully allocated to the business segments.

June 2021 Form 10-Q	70

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30,
	2021			2020
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$181,482	$608	1.3%	$123,713	$629	2.0%
Loans[1]	161,767	1,040	2.6%	147,326	1,050	2.9%
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	152,770	(200)	(0.5)%	141,722	(85)	(0.2)%
Non-U.S.	73,218	(121)	(0.7)%	61,283	(56)	(0.4)%
Trading assets, net of Trading liabilities[3]:
U.S.	77,814	409	2.1%	70,641	489	2.8%
Non-U.S.	17,897	77	1.7%	24,757	127	2.1%
Customer receivables and Other[4]:
U.S.	130,618	340	1.0%	87,620	166	0.8%
Non-U.S.	76,329	59	0.3%	62,126	38	0.2%
Total	$871,895	$2,212	1.0%	$719,188	$2,358	1.3%
Interest bearing liabilities
Deposits[1]	$321,138	$108	0.1%	$235,370	$220	0.4%
Borrowings[1,5]	221,911	719	1.3%	202,280	823	1.6%
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	37,849	33	0.3%	28,840	92	1.3%
Non-U.S.	29,719	83	1.1%	30,446	117	1.5%
Customer payables and Other[7]:
U.S.	129,695	(481)	(1.5)%	121,977	(403)	(1.3)%
Non-U.S.	75,829	(115)	(0.6)%	63,778	(91)	(0.6)%
Total	$816,141	$347	0.2%	$682,691	$758	0.4%
Net interest income and net interest rate spread		$1,865	0.8%		$1,600	0.9%

	Six Months Ended June 30,
	2021			2020
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$184,377	$1,457	1.6%	$116,995	$1,074	1.8%
Loans[1]	156,729	2,028	2.6%	140,884	2,204	3.1%
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	149,440	(369)	(0.5)%	131,357	293	0.4%
Non-U.S.	70,897	(248)	(0.7)%	59,131	(36)	(0.1)%
Trading assets, net of Trading liabilities[3]:
U.S.	75,563	819	2.2%	74,663	1,115	3.0%
Non-U.S.	17,518	177	2.0%	23,905	250	2.1%
Customer receivables and Other[4]:
U.S.	134,298	677	1.0%	77,694	721	1.9%
Non-U.S.	75,249	108	0.3%	61,078	240	0.8%
Total	$864,071	$4,649	1.1%	$685,707	$5,861	1.7%
Interest bearing liabilities
Deposits[1]	$320,688	$228	0.1%	$217,472	$626	0.6%
Borrowings[1,5]	218,816	1,433	1.3%	197,171	1,820	1.9%
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	35,891	77	0.4%	29,954	420	2.8%
Non-U.S.	28,486	153	1.1%	30,261	298	2.0%
Customer payables and Other[7]:
U.S.	130,065	(918)	(1.4)%	125,797	(294)	(0.5)%
Non-U.S.	71,608	(217)	(0.6)%	63,375	35	0.1%
Total	$805,554	$756	0.2%	$664,030	$2,905	0.9%
Net interest income and net interest rate spread		$3,893	0.9%		$2,956	0.8%
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
7.Includes fees received from Equity Financing customers for securities lending transactions entered into to cover customers’ short positions.

71	June 2021 Form 10-Q

Glossary of Common Terms and Acronyms

2020 Form 10-K	Annual report on Form 10-K for year ended December 31, 2020 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheets	Consolidated balance sheets
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statements	Consolidated cash flow statements
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRM	Credit Risk Management Department
CVA	Credit valuation adjustment
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
ELN	Equity-linked note(s)
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial Holding Company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
G-SIB	Global systemically important banks
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statements	Consolidated income statements

IRS	Internal Revenue Service
IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSIP	Morgan Stanley & Co. International plc
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PRA	Prudential Regulation Authority
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TDR	Troubled debt restructuring
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

June 2021 Form 10-Q	72

Other Information
On July 27, 2021, Elizabeth Corley notified Morgan Stanley of her intention to resign from the Board of Directors effective on or about April 27, 2022 when it is expected that she will become board chair of a U.K.-based firm.
Legal Proceedings
The following developments have occurred since previously reporting certain matters in the Firm’s 2020 Form 10-K and the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (the “First Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in the 2020 Form 10-K.
European Matter
On June 22, 2021, Dutch criminal authorities sought various documents in connection with an investigation of the Firm related to the civil claims asserted by the Dutch Tax Authority in matters re-styled Case number 18/00318 and Case number 18/00319, concerning the accuracy of the Dutch subsidiary’s tax returns and the maintenance of its books and records for 2007 to 2012.
Risk Factors
For a discussion of the risk factors affecting the Firm, see “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Three Months Ended June 30, 2021

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Shares Purchased as Part of Share Repurchase Program[2,3]	Dollar Value of Remaining Authorized Repurchase
April	9,005,938	$79.84	8,095,000	$7,219
May	14,426,207	$85.91	14,386,200	$5,983
June	11,627,627	$91.07	11,606,923	$4,926
Total	35,059,772	$86.06	34,088,123
1.Includes 971,649 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended June 30, 2021.
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
On June 28, 2021, the Firm announced its Board of Directors authorized the repurchase of up to $12 billion of outstanding common stock from July 1, 2021 through June 30, 2022, from time to time as conditions warrant, which supersedes the previous common stock repurchase authorization. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer.”
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
Exhibits

Exhibit No.	Description
10.1	Sixth Amendment to Investor Agreement, dated April 13, 2021, between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc.
15	Letter of awareness from Deloitte & Touche LLP, dated August 2, 2021, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

73	June 2021 Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ RAJA J. AKRAM
Raja J. Akram Deputy Chief Financial Officer, Chief Accounting Officer and Controller
Date: August 2, 2021

June 2021 Form 10-Q	74