Form 10-Q
period 2021-09-30
MORGAN STANLEY
filed 2021-11-03
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
Commission File Number 1-11758
(Exact name of Registrant as specified in its charter)

Delaware	1585 Broadway			36-3145972	(212)	761-4000
(State or other jurisdiction of incorporation or organization)	New York,	NY	10036	(I.R.S. Employer Identification No.)	(Registrant’s telephone number, including area code)
	(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	MS	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate	MS/PA	New York Stock Exchange
Non-Cumulative Preferred Stock, Series A, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PE	New York Stock Exchange
Non-Cumulative Preferred Stock, Series E, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PF	New York Stock Exchange
Non-Cumulative Preferred Stock, Series F, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PI	New York Stock Exchange
Non-Cumulative Preferred Stock, Series I, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PK	New York Stock Exchange
Non-Cumulative Preferred Stock, Series K, $0.01 par value
Depositary Shares, each representing 1/1000th interest in a share of 4.875%	MS/PL	New York Stock Exchange
Non-Cumulative Preferred Stock, Series L, $0.01 par value
Depositary Shares, each representing 1/1000th interest in a share of 4.250%	MS/PO	New York Stock Exchange
Non-Cumulative Preferred Stock, Series O, $0.01 par value
Global Medium-Term Notes, Series A, Fixed Rate Step-Up Senior Notes Due 2026	MS/26C	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 29, 2021, there were 1,794,411,954 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2021

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

September 2021 Form 10-Q	1

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended September 30, 2021
•Firm net revenues of $14.8 billion and net income of $3.7 billion increased more than 25% from the prior year quarter, reflecting strong performance across all business segments and regions.
•The Firm delivered an annualized ROTCE of 19.6% or 20.2% excluding the impact of integration-related expenses (see “Selected Non-GAAP Financial Information” herein).
•The Firm expense efficiency ratio was 67% or 66% excluding the impact of integration-related expenses (see “Selected Non-GAAP Financial Information” herein).
•At September 30, 2021, our standardized Common Equity Tier 1 capital ratio was 16.0%.
•Institutional Securities Net revenues of $7.5 billion reflect record Investment Banking revenues, led by Advisory, continued strong performance in Equity, and solid results in Fixed income.
•Wealth Management delivered a pre-tax margin of 25.8% or 27.7% excluding integration-related expenses (see “Selected Non-GAAP Financial Information” herein). Results reflect record asset management revenues, continued growth in bank lending. The business added record net new assets of $135 billion representing a year-to-date 10% annualized growth rate from beginning period assets.
•Investment Management results reflect an increase in fee-based asset management revenues on AUM of $1.5 trillion.
Net Revenues1
($ in millions)
1.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for more information.
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share1
1.Adjusted Diluted EPS for the current quarter and the current year period were $2.04 and $6.15, respectively (see “Selected Non-GAAP Financial Information” herein).

We reported net revenues of $14.8 billion in the quarter ended September 30, 2021 (“current quarter,” or “3Q 2021”), compared with $11.7 billion in the quarter ended September 30, 2020 (“prior year quarter,” or “3Q 2020”). For the current quarter, net income applicable to Morgan Stanley was $3.7 billion, or $1.98 per diluted common share, compared with $2.7 billion or $1.66 per diluted common share, in the prior year quarter.
We reported net revenues of $45.2 billion in the nine months ended September 30, 2021 (“current year period,” or “YTD 2021”), compared with $35.2 billion in the period ended September 30, 2020 (“prior year period,” or “YTD 2020”). For the current period, net income applicable to Morgan Stanley was $11.3 billion, or $6.02 per diluted common share, compared with $7.6 billion or $4.62 per diluted common share, in the prior year period.

2	September 2021 Form 10-Q

Management’s Discussion and Analysis
Non-interest Expenses1, 2
($ in millions)

$9,855
21%
$8,123
$3,935
40%
30%
$3,037, 37%
$5,086
63%
16%
$5,920
60%
3Q 2020
Δ
3Q 2021
Compensation and benefits expenses
Non-compensation expenses

$30,448
25%
$24,415
$11,307
37%
25%
$9,011
37%
$19,141
63%
24%
$15,404
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
•Compensation and benefits expenses of $5,920 million in the current quarter increased 16% from the prior year quarter, primarily as a result of increases in the formulaic payout to Wealth Management representatives, incremental compensation as a result of the E*TRADE and Eaton Vance acquisitions, higher discretionary incentive compensation driven by revenues, and higher salaries on increased headcount, partially offset by lower expenses related to certain deferred compensation plans linked to investment performance.
Compensation and benefits expenses of $19,141 million in the current year period increased 24% from the prior year period, primarily as a result of an increase in the formulaic payout to Wealth Management representatives, incremental compensation as a result of the E*TRADE and Eaton Vance acquisitions, higher discretionary incentive compensation driven by revenues, higher expenses related to certain deferred compensation plans linked to the Firm's share price, and higher salaries on increased headcount.
•Non-compensation expenses of $3,935 million in the current quarter increased 30% from the prior year quarter, primarily due to incremental expenses as a result of the E*TRADE and Eaton Vance acquisitions, in addition to higher volume-related expenses and increased investments in technology.
Non-compensation expenses of $11,307 million in the current year period increased 25% from the prior year period, primarily driven by incremental expenses as a result of the E*TRADE and Eaton Vance acquisitions, higher volume-related expenses, increased investments in technology and higher professional services expenses, partially offset by lower litigation expenses.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments in the current quarter was $24 million, primarily driven by growth in corporate lending commitments. The Provision for credit losses on loans and lending commitments of $111 million in the prior year quarter was primarily driven by the risks related to vulnerable sectors and higher downgrade sensitivity, and changes in asset quality trends.
The Provision for credit losses on loans and lending commitments in the current year period was flat, primarily as a result of paydowns on corporate loans, including by lower-rated borrowers, offset by the provision for one secured lending facility in the second quarter of 2021. The Provision for credit losses on loans and lending commitments of $757 million in the prior year period was primarily driven by the risks related to vulnerable sectors and higher downgrade sensitivity, changes in asset quality trends, and deterioration in the expected macroeconomic environment at that time.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Income Taxes
The Firm’s effective tax rate of 23.6% is higher than the prior year quarter which included a net discrete tax benefit from the remeasurement of reserves and related interest as a result of new information pertaining to the resolution of tax examinations in certain jurisdictions.

September 2021 Form 10-Q	3

Management’s Discussion and Analysis
Business Segment Results
Net Revenues by Segment1, 2
($ in millions)

$14,753
$1,453, 10%
$5,935
40%
$7,495
51%
$11,721
$1,056, 9%
$4,654
40%
$6,129
52%
38%
28%
22%
3Q 2020
Δ
3Q 2021
Institutional Securities
Wealth Management
Investment Management

Net Income Applicable to Morgan Stanley by Segment1
($ in millions)

$3,707
$320, 9%
$1,157
31%
$2,229
60%
$2,717
$225, 8%
$842
31%
$1,647
61%
42%
37%
35%
3Q 2020
Δ
3Q 2021
Institutional Securities
Wealth Management
Investment Management

$11,338
$936, 8%
$3,663
32%
$6,734
59%
$7,611
$457, 6%
$2,559
34%
$4,590
60%
105%
43%
47%
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
•Institutional Securities net revenues of $7,495 million in the current quarter increased 22% from the prior year quarter, primarily reflecting higher Advisory and Equity business revenues. Net revenues of $23,164 million in the current year period increased 19% from the prior year period, primarily reflecting higher Investment Banking and Equity business revenues.
•Wealth Management net revenues of $5,935 million in the current quarter increased 28% from the prior year quarter and net revenues of $17,989 million in the current year period increased 34% from the prior year period, both primarily due to higher Asset management revenues and incremental revenues as a result of the E*TRADE acquisition.

4	September 2021 Form 10-Q

Management’s Discussion and Analysis
•Investment Management net revenues of $1,453 million in the current quarter increased 38% from the prior year quarter, primarily due to higher Asset management and related fees, including incremental revenues related to the Eaton Vance acquisition, partially offset by lower Performance-based income and other revenues.
Investment Management net revenues of $4,469 million in the current year period increased 70% from the prior year period, primarily due to higher Asset management and related fees, including incremental revenues related to the Eaton Vance acquisition.
Net Revenues by Region1, 2, 3
($ in millions)

$11,721
$1,794, 15%
$1,472, 13%
$8,455
72%
(3)%
19%
33%
$14,753
$1,746, 12%
$1,752, 12%
$11,255
76%
3Q 2020
Δ
3Q 2021
Americas
EMEA
Asia

$45,231
$5,896, 13%
$6,004, 13%
$33,331
74%
$35,160
$5,089, 14%
$4,778, 14%
$25,293
72%
16%
26%
32%
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
Americas net revenues in the current quarter increased 33% from the prior year quarter, primarily driven by the Wealth Management business segment, the Investment banking business within the Institutional Securities business segment, and the Investment Management business segment. EMEA net revenues increased 19% from the prior year quarter, primarily driven by the Equity and Investment banking businesses within the Institutional Securities business segment. Asia net revenues decreased 3% from the prior year quarter, primarily driven by the Investment Management business segment, partially offset by an increase in the Equity business within the Institutional Securities business segment.
Americas net revenues in the current year period increased 32% from the prior year period, driven by increases across all business segments. EMEA net revenues increased 26% from the prior year period, primarily driven by the Investment banking and Equity businesses within the Institutional Securities business segment. Asia net revenues increased 16% from the prior year period, primarily driven by the Equity business within the Institutional Securities business segment, partially offset by a decrease in the Investment Management business segment.
Selected Financial Information and Other Statistical Data

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Consolidated results
Net revenues[1]	$14,753	$11,721	$45,231	$35,160
Earnings applicable to Morgan Stanley common shareholders	$3,584	$2,597	$10,974	$7,234
Earnings per diluted common share	$1.98	$1.66	$6.02	$4.62
Consolidated financial measures
Expense efficiency ratio[1,2]	67%	69%	67%	69%
Adjusted expense efficiency ratio[1,2,4]	66%	69%	67%	69%
ROE[3]	14.5%	13.2%	15.1%	12.6%
Adjusted ROE[3,4]	15.0%	13.2%	15.4%	12.6%
ROTCE[3,4]	19.6%	15.0%	19.7%	14.3%
Adjusted ROTCE[3,4]	20.2%	15.0%	20.2%	14.3%
Pre-tax margin[1,5]	33%	30%	33%	28%
Effective tax rate	23.6%	21.1%	22.9%	22.2%
Pre-tax margin by segment[5]
Institutional Securities[1]	40%	33%	38%	31%
Wealth Management[1]	26%	24%	26%	25%
Wealth Management, adjusted[1,4]	28%	24%	28%	25%
Investment Management	25%	30%	26%	26%
Investment Management, adjusted[4]	28%	30%	28%	26%

September 2021 Form 10-Q	5

Management’s Discussion and Analysis

in millions, except per share and employee data	At September 30, 2021	At December 31, 2020
Liquidity resources[6]	$346,289	$338,623
Loans[7]	$188,274	$161,745
Total assets	$1,190,476	$1,115,862
Deposits	$329,041	$310,782
Borrowings	$229,762	$217,079
Common shareholders' equity	$98,153	$92,531
Tangible common shareholders’ equity[4]	$72,808	$75,916
Common shares outstanding	1,799	1,810
Book value per common share[8]	$54.56	$51.13
Tangible book value per common share[4,8]	$40.47	$41.95
Worldwide employees[9] (in thousands)	74	68
Capital Ratios[10]
Common Equity Tier 1 capital—Standardized	16.0%	17.4%
Tier 1 capital—Standardized	17.6%	19.4%
Common Equity Tier 1 capital—Advanced	17.2%	17.7%
Tier 1 capital—Advanced	18.9%	19.8%
Tier 1 leverage	7.3%	8.4%
SLR[11]	5.7%	7.4%
1.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for more information.
2.The expense efficiency ratio represents total non-interest expenses as a percentage of net revenues.
3.ROE and ROTCE represent annualized earnings applicable to Morgan Stanley common shareholders as a percentage of average common equity and average tangible common equity, respectively.
4.Represents a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
5.Pre-tax margin represents income before income taxes as a percentage of net revenues.
6.For a discussion of Liquidity resources, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Liquidity Resources” herein.
7.Includes loans at held for investment, net of ACL, loans held for sale, and also includes loans at fair value, which are included in Trading assets in the balance sheets. Prior period amounts have been revised to conform to the current presentation.
8.Book value per common share and tangible book value per common share equal common shareholders’ equity and tangible common shareholders’ equity, respectively, divided by common shares outstanding.
9.As of September 30, 2021, the number of employees includes Eaton Vance.
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
Coronavirus Disease (“COVID-19”) Pandemic
Since its onset, the COVID-19 pandemic has had a significant impact on global economic conditions and the environment in which we operate our businesses and it may continue to do so in the future. The Firm continues to be fully operational with an increasing number of employees now working from the office on a regular basis. We may adjust our return to office plans as deemed necessary, recognizing that local conditions vary for our offices around the world and that the trajectory of the virus continues to be uncertain.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions, except per share data	2021	2020	2021	2020
Earnings applicable to Morgan Stanley common shareholders	$3,584	$2,597	$10,974	$7,234
Impact of adjustments:
Integration-related expenses	145	—	310	—
Related tax benefit	(34)	—	(72)	—
Adjusted earnings applicable to Morgan Stanley common shareholders—non-GAAP[1]	$3,695	$2,597	$11,212	$7,234
Earnings per diluted common share	$1.98	$1.66	$6.02	$4.62
Impact of adjustments	0.06	—	0.13	—
Adjusted earnings per diluted common share—non-GAAP[1]	$2.04	$1.66	$6.15	$4.62
Expense efficiency ratio[2]	67%	69%	67%	69%
Impact of adjustments	(1)%	—%	—%	—%
Adjusted expense efficiency ratio—non-GAAP[1,2]	66%	69%	67%	69%
Wealth Management Pre-tax margin[2]	26%	24%	26%	25%
Impact of adjustments	2%	—%	2%	—%
Adjusted Wealth Management pre-tax margin—non-GAAP[1,2]	28%	24%	28%	25%
Investment Management Pre-tax margin	25%	30%	26%	26%
Impact of adjustments	3%	—%	2%	—%
Adjusted Investment Management pre-tax margin—non-GAAP[1]	28%	30%	28%	26%

6	September 2021 Form 10-Q

Management’s Discussion and Analysis

$ in millions	At September 30, 2021	At December 31, 2020
Tangible equity
Common shareholders' equity	$98,153	$92,531
Less: Goodwill and net intangible assets	(25,345)	(16,615)
Tangible common shareholders' equity—non-GAAP	$72,808	$75,916

	Average Monthly Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Tangible equity
Common shareholders' equity	$98,563	$78,690	$96,929	$76,858
Less: Goodwill and net intangible assets	(25,433)	(9,260)	(22,836)	(9,248)
Tangible common shareholders' equity—non-GAAP	$73,130	$69,430	$74,093	$67,610

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2021	2020	2021	2020
Average common equity
Unadjusted—GAAP	$98.6	$78.7	$96.9	$76.9
Adjusted[1]—Non-GAAP	98.6	78.7	97.0	76.9
ROE[3]
Unadjusted—GAAP	14.5%	13.2%	15.1%	12.6%
Adjusted[1]—Non-GAAP	15.0%	13.2%	15.4%	12.6%
Average tangible common equity—Non-GAAP
Unadjusted	$73.1	$69.4	$74.1	$67.6
Adjusted[1]	73.2	69.4	74.2	67.6
ROTCE[3]—Non-GAAP
Unadjusted	19.6%	15.0%	19.7%	14.3%
Adjusted[1]	20.2%	15.0%	20.2%	14.3%
Non-GAAP Financial Measures by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2021	2020	2021	2020
Average common equity[4]
Institutional Securities	$43.5	$42.8	$43.5	$42.8
Wealth Management	28.6	18.2	28.6	18.2
Investment Management	10.7	2.6	8.2	2.6
ROE[5]
Institutional Securities	20%	15%	20%	13%
Wealth Management	16%	18%	17%	18%
Investment Management	12%	34%	15%	23%
Average tangible common equity[4]
Institutional Securities	$42.9	$42.3	$42.9	$42.3
Wealth Management	13.4	10.4	13.4	10.4
Investment Management	1.0	1.7	1.0	1.7
ROTCE[5]
Institutional Securities	20%	15%	20%	14%
Wealth Management	34%	31%	35%	32%
Investment Management	161%	53%	128%	36%
1.Adjusted amounts exclude the effect of costs related to the integrations of E*TRADE and Eaton Vance, net of tax as appropriate. The pre-tax adjustments in the current quarter were as follows: Wealth Management—Compensation expenses of $9 million and Non-compensation expenses of $104 million; Investment Management—Compensation expenses of $10 million and Non-compensation expenses of $22 million. The pre-tax adjustments in the current year period were as follows: Wealth Management—Compensation expenses of $48 million and Non-compensation expenses of $189 million; Investment Management— Compensation expenses of $29 million and Non-compensation expenses of $44 million.
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

September 2021 Form 10-Q	7

Management’s Discussion and Analysis
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
Investment Management
We have renamed the previously disclosed revenue line Asset management to Asset management and related fees and have combined the remaining revenue lines into a new category named Performance-based income and other.

8	September 2021 Form 10-Q

Management’s Discussion and Analysis
Institutional Securities

Income Statement Information

	Three Months Ended September 30,
$ in millions	2021	2020	% Change
Revenues
Advisory	$1,272	$357	N/M
Equity	1,010	874	16%
Fixed income	567	476	19%
Total Underwriting	1,577	1,350	17%
Total Investment banking	2,849	1,707	67%
Equity[1]	2,876	2,311	24%
Fixed income[1]	1,640	1,954	(16)%
Other[1]	130	157	(17)%
Net revenues	$7,495	$6,129	22%
Provision for credit losses[1]	24	113	(79)%
Compensation and benefits	2,248	2,001	12%
Non-compensation expenses[1]	2,250	1,967	14%
Total non-interest expenses[1]	4,498	3,968	13%
Income before provision for income taxes	2,973	2,048	45%
Provision for income taxes	713	385	85%
Net income	2,260	1,663	36%
Net income applicable to noncontrolling interests	31	16	94%
Net income applicable to Morgan Stanley	$2,229	$1,647	35%

	Nine Months Ended September 30,
$ in millions	2021	2020	% Change
Revenues
Advisory	$2,416	$1,181	105%
Equity	3,584	2,092	71%
Fixed income	1,838	1,629	13%
Total Underwriting	5,422	3,721	46%
Total Investment banking	7,838	4,902	60%
Equity[1]	8,578	7,387	16%
Fixed income[1]	6,288	7,057	(11)%
Other[1]	460	160	188%
Net revenues[1]	$23,164	$19,506	19%
Provision for credit losses[1]	1	718	(100)%
Compensation and benefits	7,795	6,767	15%
Non-compensation expenses[1]	6,526	6,030	8%
Total non-interest expenses[1]	14,321	12,797	12%
Income before provision for income taxes	8,842	5,991	48%
Provision for income taxes	2,023	1,326	53%
Net income	6,819	4,665	46%
Net income applicable to noncontrolling interests	85	75	13%
Net income applicable to Morgan Stanley	$6,734	$4,590	47%
1.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for additional information.
Investment Banking
Investment Banking Volumes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2021	2020	2021	2020
Completed mergers and acquisitions[1]	$352	$110	$732	$662
Equity and equity-related offerings[2,3]	22	26	92	75
Fixed income offerings[2,4]	73	93	284	308
Source: Refinitiv data as of October 1, 2021. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Revenues of $2,849 million in the current quarter increased 67% compared with the prior year quarter, primarily reflecting increases in advisory and equity underwriting.
•Advisory revenues increased primarily driven by higher completed transactions.
•Equity underwriting revenues increased, primarily in initial public offerings, secondary block share trades, and private placement offerings, partially offset by lower revenues from other equity offerings.
•Fixed income underwriting revenues increased primarily due to higher non-investment grade loan issuances and securitized products revenues, partially offset by lower investment grade bond issuances.
Revenues of $7,838 million in the current year period increased 60% compared with the prior year period, primarily reflecting increases in equity underwriting and advisory revenues.
•Advisory revenues increased primarily due to higher completed transactions.
•Equity underwriting revenues increased on higher volumes, primarily in initial public offerings, secondary block share trades, and private placement offerings, partially offset by lower revenues from convertible issuances.
•Fixed income underwriting revenues increased primarily due to higher non-investment grade loan issuances and securitized products revenues, partially offset by a decrease investment grade bond issuances.
See “Investment Banking Volumes” herein.

September 2021 Form 10-Q	9

Management’s Discussion and Analysis
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended September 30, 2021
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,204	$123	$130	$1	$1,458
Execution services	832	612	(62)	36	1,418
Total Equity	$2,036	$735	$68	$37	$2,876
Total Fixed Income	$1,029	$75	$479	$57	$1,640

	Three Months Ended September 30, 2020[4]
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$929	$108	$116	$—	$1,153
Execution services	606	580	(77)	49	1,158
Total Equity	$1,535	$688	$39	$49	$2,311
Total Fixed Income	$1,420	$65	$442	$27	$1,954

	Nine Months Ended September 30, 2021
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$2,987	$374	$429	$7	$3,797
Execution services	2,764	2,048	(169)	138	4,781
Total Equity	$5,751	$2,422	$260	$145	$8,578
Total Fixed Income	$4,490	$228	$1,335	$235	$6,288

	Nine Months Ended September 30, 2020[4]
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$2,847	$325	$172	$4	$3,348
Execution services	2,134	2,014	(189)	80	4,039
Total Equity	$4,981	$2,339	$(17)	$84	$7,387
Total Fixed Income	$5,661	$234	$1,274	$(112)	$7,057
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
Equity, Fixed Income and Other Net Revenues—Current Quarter
Equity
Net revenues of $2,876 million in the current quarter increased 24% compared with the prior year quarter, reflecting an increase in both our financing and execution services businesses, with particular strength in Asia.
•Financing revenues increased, primarily driven by higher average client balances and higher client activity.
•Execution services revenues increased, primarily due to higher client activity in derivatives and the impact of market conditions on inventory held to facilitate client activity in cash equities.
Fixed Income
Net revenues of $1,640 million in the current quarter decreased 16% compared with the prior year quarter, primarily driven by global macro and credit products.
•Global macro products revenues decreased in rates and foreign exchange products, primarily due to the impact of market conditions on inventory held to facilitate client activity.
•Credit products revenues decreased primarily due to the impact of market conditions on inventory held to facilitate client activity in securitized products and corporate credit products, reflecting the impact of tightening credit spreads in the prior year quarter and the effect of tighter bid-offer spreads in the current quarter.
•Commodities products and other fixed income revenues increased, primarily driven by higher client activity in Commodities.
Other Net Revenues

Net revenues of $130 million in the current quarter decreased 17% compared with the prior year quarter primarily due to losses from investments associated with certain employee deferred compensation plans compared with gains in the prior year quarter, partially offset by improved performance in economic hedges related to certain of the Firm’s Borrowings.
Net Interest
Net interest revenues of $716 million in the current quarter are included within Equity, Fixed Income, and Other, and increased 21% compared with the prior year quarter primarily driven by lower net costs associated with maintaining liquidity as well as increased revenues from higher balances in secured lending facilities.
Equity, Fixed Income and Other Net Revenues—Current Year Period
Equity
Net revenues of $8,578 million in the current year period increased 16% compared with the prior year period, reflecting an increase in both our execution services and financing businesses, with particular strength in Asia.
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

10	September 2021 Form 10-Q

Management’s Discussion and Analysis
Fixed Income
Net revenues of $6,288 million in the current year period decreased 11% compared with the prior year period, primarily driven by global macro products, partially offset by credit products.
•Global macro products revenues decreased in rates and foreign exchange products, primarily due to the effect of tighter bid-offer spreads and lower market volatility compared with the prior year period, partially offset by the impact of market conditions on inventory held to facilitate client activity.
•Credit products revenues increased, primarily due to the impact of market conditions on inventory held to facilitate client activity across all credit products, partially offset by the effect of tighter bid-offer spreads on corporate credit products.
•Commodities products and other fixed income revenues increased, primarily driven by higher counterparty credit risk management results, partially offset by the impact of market conditions on inventory held to facilitate client activity in Commodities.
Other Net Revenues

Net revenues of $460 million in the current year period increased 188% compared with the prior year period primarily due to lower losses on corporate loans held for sale, net of related economic hedges, higher gains from investments associated with certain employee deferred compensation plans and improved performance in economic hedges related to certain of the Firm’s Borrowings.
Net Interest
Net interest revenues of $1,964 million in the current year period are included within Equity, Fixed Income, and Other, and increased 21% compared with the prior year period primarily driven by higher client balances in Equity Financing and increased revenues from higher balances in secured lending facilities.
Provision for Credit Losses

In the current quarter, the Provision for credit losses on loans and lending commitments was $24 million, primarily driven by growth in corporate lending commitments. The Provision for credit losses on loans and lending commitments of $113 million in the prior year quarter was primarily driven by the risks related to vulnerable sectors and higher downgrade sensitivity, and changes in asset quality trends.

In the current year period, the Provision for credit losses on loans and lending commitments was flat, primarily as a result of provision for one secured lending facility in the second quarter of 2021, offset by the impact of paydowns on corporate loans, including by lower-rated borrowers. The Provision for credit losses on loans and lending commitments of $718 million in the prior year period was primarily driven by the risks related to vulnerable sectors and higher downgrade sensitivity, changes in asset quality trends, and deterioration in the expected macroeconomic environment at that time.

For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-interest Expenses
Non-interest expenses of $4,498 million in the current quarter increased 13% compared with the prior year quarter, as a result of both higher Non-compensation and Compensation and benefit expenses.
•Compensation and benefits expenses increased in the current quarter, primarily due to an increase in discretionary incentive compensation driven by higher revenues, higher salaries on increased headcount, and higher expenses related to certain deferred compensation plans linked to the Firm’s share price, partially offset by lower expenses related to certain deferred compensation plans linked to investment performance.
•Non-compensation expenses increased in the current quarter, primarily due to increased volume-related expenses, investments in technology, and professional services.
In the current year period, non-interest expenses increased 12% compared with the prior year period to $14,321 million as a result of both higher Compensation and benefits and Non-compensation expenses.
•Compensation and benefits expenses increased in the current year period, primarily due to an increase in discretionary incentive compensation driven by higher revenue, higher expenses related to certain deferred compensation plans linked to the Firm’s share price, as well as higher salaries on increased headcount.
•Non-compensation expenses increased in the current year period, primarily due to increased volume-related expenses, investments in technology, and professional services, partially offset by a decrease in litigation expenses.
Income Tax Items
The effective tax rate of 24.0% is higher than the prior year quarter which included a net discrete tax benefit from the remeasurement of reserves and related interest as a result of new information pertaining to the resolution of tax examinations in certain jurisdictions.

September 2021 Form 10-Q	11

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended September 30,
$ in millions	2021	2020	% Change
Revenues
Asset management	$3,628	$2,793	30%
Transactional[1]	832	880	(5)%
Net interest	1,348	889	52%
Other[1,2]	127	92	38%
Net revenues	5,935	4,654	28%
Provision for credit losses[2]	—	(2)	100%
Compensation and benefits	3,159	2,684	18%
Non-compensation expenses	1,246	852	46%
Total non-interest expenses	4,405	3,536	25%
Income before provision for income taxes	$1,530	$1,120	37%
Provision for income taxes	373	278	34%
Net income applicable to Morgan Stanley	$1,157	$842	37%

	Nine Months Ended September 30,
$ in millions	2021	2020	% Change
Revenues
Asset management	$10,266	$7,980	29%
Transactional[1]	3,232	2,354	37%
Net interest	3,988	2,815	42%
Other[1,2]	503	265	90%
Net revenues	17,989	13,414	34%
Provision for credit losses[2]	(2)	39	(105)%
Compensation and benefits	9,604	7,625	26%
Non-compensation expenses	3,621	2,433	49%
Total non-interest expenses	13,225	10,058	31%
Income before provision for income taxes	$4,766	$3,317	44%
Provision for income taxes	1,103	758	46%
Net income applicable to Morgan Stanley	$3,663	$2,559	43%
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
Wealth Management Metrics

$ in billions	At September 30, 2021	At December 31, 2020
Total client assets	$4,629	$3,999
U.S. Bank Subsidiary loans	$121	$98
Margin and other lending[1]	$29	$23
Deposits[2]	$327	$306
Annualized weighted average cost of deposits	0.13%	0.24%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net new assets[3]	$134.5	$51.8	$310.6	$109.3
1.Margin and other lending represents margin lending arrangements, which allow customers to borrow against the value of qualifying securities and other lending which includes non‐purpose securities-based lending on non‐bank entities.
2.Deposits are sourced from Wealth Management clients and other sources of funding on the U.S. Bank Subsidiaries. Deposits include sweep deposit programs, savings and other, and time deposits. Excludes approximately $9 billion and $25 billion of off-balance sheet deposits as of September 30, 2021 and December 31, 2020, respectively.
3.Net new assets represent client inflows, including dividends and interest, and asset acquisitions, less client outflows, and exclude activity from business combinations/divestitures and the impact of fees and commissions.
Advisor-led channel

$ in billions	At September 30, 2021	At December 31, 2020
Advisor-led client assets[1]	$3,647	$3,167
Fee-based client assets[2]	$1,752	$1,472
Fee-based client assets as a percentage of advisor-led client assets	48%	46%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fee-based asset flows[3]	$70.6	$23.8	$141.5	$53.3
1.Advisor-led client assets represent client assets in accounts that have a Wealth Management representative assigned.
2.Fee‐based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
3.Fee-based asset flows include net new fee-based assets (including asset acquisitions), net account transfers, dividends, interest and client fees, and exclude institutional cash management related activity. For a description of the Inflows and Outflows included in Fee-based asset flows, see Fee-based client assets in the 2020 Form 10-K.
Self-directed channel

$ in billions	At September 30, 2021	At December 31, 2020
Self-directed assets[1]	$982	$832
Self-directed households (in millions)[2]	7.4	6.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Daily average revenue trades (“DARTs”) (in thousands)[3]	959	6	1,200	6
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.

12	September 2021 Form 10-Q

Management’s Discussion and Analysis
Workplace channel1

$ in billions	At September 30, 2021	At December 31, 2020
Workplace unvested assets[2]	$495	$435
Number of participants (in millions)[3]	5.3	4.9
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
Net Revenues
Asset Management
Asset management revenues of $3,628 million in the current quarter and $10,266 million in the current year period increased 30% and 29% from the prior year quarter and the prior year period, respectively, primarily due to higher fee-based asset levels in the current year periods as a result of market appreciation and positive fee-based flows since the prior year periods.
See “Fee-Based Client Assets—Rollforwards” herein.
Transactional Revenues
Transactional revenues of $832 million in the current quarter decreased 5% compared with the prior year quarter, primarily due to losses related to investments associated with certain employee deferred compensation plans, partially offset by incremental revenues as a result of the E*TRADE acquisition.
In the current year period, Transactional revenues increased 37% to $3,232 million compared with the prior year period, primarily due to incremental revenues as a result of the E*TRADE acquisition and higher revenues from structured product and closed-end fund issuances.
Net Interest
Net interest of $1,348 million in the current quarter increased 52% compared with the prior year quarter, primarily due to incremental net interest as a result of the E*TRADE acquisition and continued growth in bank lending.
In the current year period, Net interest increased 42% to $3,988 million compared with the prior year period, primarily due to incremental net interest as a result of the E*TRADE acquisition, a decrease in prepayment amortization related to mortgage-backed securities, and continued growth in bank lending. These increases in Net interest were partially offset by the net effect of lower interest rates.
Other
Other revenues of $127 million in the current quarter increased 38% from the prior year quarter primarily due to incremental revenues as a result of the E*TRADE acquisition.
In the current year period, Other revenues increased 90% to $503 million compared with the prior year period, primarily due to incremental revenues as a result of the E*TRADE acquisition and higher realized gains from the AFS securities portfolio.
Non-interest Expenses
Non-interest expenses of $4,405 million in the current quarter increased 25% compared with the prior year quarter, as a result of both higher Compensation and benefits and Non-compensation expenses.
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
In the current year period, Non-interest expenses increased 31% to $13,225 million compared with the prior year period, as a result of both higher Compensation and benefits and Non-compensation expenses.
•Compensation and benefits expenses increased primarily due to an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues, and incremental compensation as a result of the E*TRADE acquisition.
•Non-compensation expenses increased primarily due to incremental expenses as a result of the E*TRADE acquisition.
Fee-Based Client Assets Rollforwards

$ in billions	At June 30, 2021	Inflows[1]	Outflows	Market Impact	At September 30, 2021
Separately managed[2]	$407	$51	$(4)	$14	$468
Unified managed	436	27	(18)	(6)	439
Advisor	201	11	(9)	(2)	201
Portfolio manager	590	29	(16)	(7)	596
Subtotal	$1,634	$118	$(47)	$(1)	$1,704
Cash management	46	9	(7)	—	48
Total fee-based client assets	$1,680	$127	$(54)	$(1)	$1,752

$ in billions	At June 30, 2020	Inflows	Outflows	Market Impact	At September 30, 2020
Separately managed[2]	$313	$19	$(4)	$14	$342
Unified managed	305	16	(12)	18	327
Advisor	149	8	(8)	9	158
Portfolio manager	431	21	(16)	23	459
Subtotal	$1,198	$64	$(40)	$64	$1,286
Cash management	38	12	(3)	—	47
Total fee-based client assets	$1,236	$76	$(43)	$64	$1,333

September 2021 Form 10-Q	13

Management’s Discussion and Analysis

$ in billions	At December 31, 2020	Inflows[1]	Outflows	Market Impact	At September 30, 2021
Separately managed[2]	$359	$77	$(15)	$47	$468
Unified managed	379	75	(42)	27	439
Advisor	177	30	(23)	17	201
Portfolio manager	509	84	(44)	47	596
Subtotal	$1,424	$266	$(124)	$138	$1,704
Cash management	48	22	(22)	—	48
Total fee-based client assets	$1,472	$288	$(146)	$138	$1,752

$ in billions	At December 31, 2019	Inflows	Outflows	Market Impact	At September 30, 2020
Separately managed[2]	$322	$37	$(14)	$(3)	$342
Unified managed	313	43	(33)	4	327
Advisor	155	22	(21)	2	158
Portfolio manager	435	62	(43)	5	459
Subtotal	$1,225	$164	$(111)	$8	$1,286
Cash management	42	21	(16)	—	47
Total fee-based client assets	$1,267	$185	$(127)	$8	$1,333

1.Includes $43 billion of fee-based assets acquired in an asset acquisition in the current quarter reflected in Separately managed.
2.Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.
Average Fee Rates

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2021	2020	2021	2020
Separately managed	14	15	14	14
Unified managed	95	99	96	99
Advisor	82	85	82	85
Portfolio manager	93	94	93	94
Subtotal	71	73	72	72
Cash management	5	5	5	5
Total fee-based client assets	70	71	70	70
For a description of fee-based client assets and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2020 Form 10-K.

14	September 2021 Form 10-Q

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended September 30,
$ in millions	2021	2020	% Change
Revenues
Asset management and related fees	$1,470	$795	85%
Performance-based income and other[1]	(17)	261	(107)%
Net revenues	1,453	1,056	38%
Compensation and benefits	513	401	28%
Non-compensation expenses	570	340	68%
Total non-interest expenses	1,083	741	46%
Income before provision for income taxes	370	315	17%
Provision for income taxes	64	72	(11)%
Net income	306	243	26%
Net income (loss) applicable to noncontrolling interests	(14)	18	(178)%
Net income applicable to Morgan Stanley	$320	$225	42%

	Nine Months Ended September 30,
$ in millions	2021	2020	% Change
Revenues
Asset management and related fees	$3,991	$2,144	86%
Performance-based income and other[1]	478	490	(2)%
Net revenues	4,469	2,634	70%
Compensation and benefits	1,742	1,012	72%
Non-compensation expenses	1,557	948	64%
Total non-interest expenses	3,299	1,960	68%
Income before provision for income taxes	1,170	674	74%
Provision for income taxes	253	136	86%
Net income	917	538	70%
Net income (loss) applicable to noncontrolling interests	(19)	81	(123)%
Net income applicable to Morgan Stanley	$936	$457	105%
1.Includes Investments, Trading, Commissions and fees, Net interest, and Other revenues.
Acquisition of Eaton Vance
The comparisons of current year results to prior periods are impacted by the acquisition of Eaton Vance in the first quarter of 2021. For additional information on the acquisition of Eaton Vance, see Note 3 to the financial statements.
Net Revenues
Asset Management and related fees
Asset management and related fees of $1,470 million in the current quarter and $3,991 million in the current year period increased 85% and 86% from the prior year quarter and prior year period, respectively, primarily due to incremental revenues as a result of the Eaton Vance acquisition, and higher average AUM driven by strong investment performance and positive net flows since the prior year periods.
See “Assets Under Management or Supervision” herein.
Performance-based income and other
Performance-based income and other revenues were a loss of $17 million in the current quarter, representing a 107% decrease from the prior year quarter, primarily due to the reversal of accrued carried interest, as well as investment losses compared with gains in the prior year quarter, in Asia private equity funds.

Performance-based income and other revenues of $478 million in the current year period decreased 2% from the prior year period, primarily due to the reversal of accrued carried interest, as well as investment losses compared with gains in the prior year period, in an Asia private equity fund, partially offset by higher accrued carried interest in other private credit and equity, real estate and infrastructure funds.
Non-interest Expenses
Non-interest expenses of $1,083 million in the current quarter increased 46% from the prior year quarter as a result of higher Compensation and benefits and higher Non-compensation expenses.
•Compensation and benefits expenses increased in the current quarter primarily due to incremental compensation as a result of the Eaton Vance acquisition, partially offset by lower compensation associated with carried interest.
•Non-compensation expenses in the current quarter increased primarily due to incremental expenses as a result of the Eaton Vance acquisition.

September 2021 Form 10-Q	15

Management’s Discussion and Analysis
Non-interest expenses of $3,299 million in the current year period increased 68% from the prior year period as a result of higher Compensation and benefits and higher Non-compensation expenses.
•Compensation and benefits expenses increased in the current year period primarily due to incremental compensation as a result of the Eaton Vance acquisition, an increase in discretionary incentive compensation driven by higher asset management revenues, and higher compensation associated with carried interest.
•Non-compensation expenses in the current year period increased primarily due to incremental expenses as a result of the Eaton Vance acquisition and higher fee sharing paid to intermediaries on higher average AUM.
Assets Under Management or Supervision

Rollforwards

$ in billions	Equity	Fixed income	Alternatives and Solutions	Long-term AUM Subtotal	Liquidity and Overlay Services	Total
June 30, 2021	$404	$207	$445	$1,056	$468	$1,524
Inflows	18	17	24	59	462	521
Outflows	(19)	(16)	(23)	(58)	(448)	(506)
Market Impact	(12)	—	—	(12)	—	(12)
Other	—	(2)	(3)	(5)	—	(5)
September 30, 2021	$391	$206	$443	$1,040	$482	$1,522

$ in billions	Equity	Fixed income	Alternatives and Solutions	Long-term AUM Subtotal	Liquidity and Overlay Services	Total
June 30, 2020	$168	$84	$145	$397	$268	$665
Inflows	24	8	6	38	319	357
Outflows	(14)	(5)	(7)	(26)	(317)	(343)
Market Impact	23	1	4	28	—	28
Other	1	4	2	7	1	8
September 30, 2020	$202	$92	$150	$444	$271	$715

$ in billions	Equity	Fixed income	Alternatives and Solutions	Long-term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2020	$242	$98	$153	$493	$288	$781
Inflows	73	49	68	190	1,375	1,565
Outflows	(63)	(40)	(53)	(156)	(1,300)	(1,456)
Market Impact	23	1	29	53	4	57
Acquired[1]	119	103	251	473	116	589
Other	(3)	(5)	(5)	(13)	(1)	(14)
September 30, 2021	$391	$206	$443	$1,040	$482	$1,522
1.Related to the Eaton Vance acquisition.

$ in billions	Equity	Fixed income	Alternatives and Solutions	Long-term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2019	$138	$79	$139	$356	$196	$552
Inflows	56	29	21	106	1,174	1,280
Outflows	(35)	(20)	(15)	(70)	(1,100)	(1,170)
Market Impact	42	1	(1)	42	1	43
Other	1	3	6	10	—	10
September 30, 2020	$202	$92	$150	$444	$271	$715
Average AUM

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2021	2020	2021	2020
Equity	$402	$190	$350	$159
Fixed income	207	90	173	84
Alternatives and Solutions	451	148	356	143
Long-term AUM subtotal	1,060	428	879	386
Liquidity and Overlay Services	476	267	413	244
Total AUM	$1,536	$695	$1,292	$630
Average Fee Rates

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2021	2020	2021	2020
Equity	72	76	76	75
Fixed income	37	29	38	29
Alternatives and Solutions	32	58	37	59
Long-term AUM	48	60	53	59
Liquidity and Overlay Services	5	15	6	16
Total AUM	35	43	38	42
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

16	September 2021 Form 10-Q

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
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At September 30, 2021	At December 31, 2020
Investment securities portfolio:
Investment securities—AFS	$81.1	$90.3
Investment securities—HTM	63.0	52.6
Total investment securities	$144.1	$142.9
Wealth Management Loans[2]
Residential real estate	$41.4	$35.2
Securities-based lending and Other[3]	79.8	62.9
Total, net of ACL	$121.2	$98.1
Institutional Securities Loans[2]
Corporate	$8.1	$7.9
Secured lending facilities	29.0	27.4
Commercial and Residential real estate	10.1	10.1
Securities-based lending and Other	6.2	5.4
Total, net of ACL	$53.4	$50.8
Total Assets	$367.1	$346.5
Deposits[4]	$326.9	$309.7
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
Liquidity and Capital Resources
Our liquidity and capital policies are established and maintained by senior management, with oversight by the Asset/Liability Management Committee and the Board of Directors (“Board”). Through various risk and control committees, senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity, interest rate and currency sensitivity of our asset and liability position. Our Treasury department, Firm Risk Committee, Asset/Liability Management Committee, and other committees and control groups assist in evaluating, monitoring and controlling the impact that our business activities have on our balance sheet, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board and the Risk Committee of the Board.
Balance Sheet
We monitor and evaluate the composition and size of our balance sheet on a regular basis. Our balance sheet management process includes quarterly planning, business-specific thresholds, monitoring of business-specific usage versus key performance metrics and new business impact assessments.
We establish balance sheet thresholds at the consolidated and business segment levels. We monitor balance sheet utilization and review variances resulting from business activity and market fluctuations. On a regular basis, we review current performance versus established thresholds and assess the need to re-allocate our balance sheet based on business segment needs. We also monitor key metrics, including asset and liability size and capital usage.

September 2021 Form 10-Q	17

Management’s Discussion and Analysis
Total Assets by Business Segment

	At September 30, 2021
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$98,346	$24,880	$637	$123,863
Trading assets at fair value	309,467	1,339	4,355	315,161
Investment securities	40,631	142,800	—	183,431
Securities purchased under agreements to resell	104,040	15,681	—	119,721
Securities borrowed	124,329	1,593	—	125,922
Customer and other receivables	62,270	34,872	1,211	98,353
Loans[1]	52,117	121,237	5	173,359
Other assets[2]	17,052	22,232	11,382	50,666
Total assets	$808,252	$364,634	$17,590	$1,190,476

	At December 31, 2020
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$74,281	$31,275	$98	$105,654
Trading assets at fair value	308,413	280	4,045	312,738
Investment securities	41,630	140,524	—	182,154
Securities purchased under agreements to resell	84,998	31,236	—	116,234
Securities borrowed	110,480	1,911	—	112,391
Customer and other receivables	67,085	29,781	871	97,737
Loans[1]	52,449	98,130	18	150,597
Other assets[2]	13,986	22,458	1,913	38,357
Total assets	$753,322	$355,595	$6,945	$1,115,862
1.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 10 to the financial statements).
2.Other assets primarily includes Goodwill and Intangible assets, premises, equipment and software, ROU assets related to leases, other investments, and deferred tax assets.
A substantial portion of total assets consists of liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from market-making, financing and prime brokerage activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio, comprising Investment securities, Cash and cash equivalents and Securities purchased under agreements to resell. Total assets increased slightly to $1,190 billion at September 30, 2021 from $1,116 billion at December 31, 2020.
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
At September 30, 2021 and December 31, 2020, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
Liquidity Resources by Type of Investment

$ in millions	At September 30, 2021	At December 31, 2020
Cash deposits with central banks	$62,808	$49,669
Unencumbered HQLA Securities[1]:
U.S. government obligations	138,588	136,555
U.S. agency and agency mortgage-backed securities	107,714	99,659
Non-U.S. sovereign obligations[2]	28,315	39,745
Other investment grade securities	632	2,053
Total HQLA[1]	$338,057	$327,681
Cash deposits with banks (non-HQLA)	8,232	10,942
Total Liquidity Resources	$346,289	$338,623
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered Japanese, U.K., German, French and Italian government obligations.
Liquidity Resources by Bank and Non-Bank Legal Entities

	At September 30, 2021	At December 31, 2020	Average Daily Balance Three Months Ended
$ in millions			September 30, 2021
Bank legal entities
U.S.	$168,880	$178,033	$173,306
Non-U.S.	12,172	7,670	11,451
Total Bank legal entities	181,052	185,703	184,757
Non-Bank legal entities
U.S.:
Parent Company	55,918	59,468	71,622
Non-Parent Company	53,565	33,368	45,116
Total U.S.	109,483	92,836	116,738
Non-U.S.	55,754	60,084	56,815
Total Non-Bank legal entities	165,237	152,920	173,553
Total Liquidity Resources	$346,289	$338,623	$358,310

18	September 2021 Form 10-Q

Management’s Discussion and Analysis
Liquidity Resources may fluctuate from period to period based on the overall size and composition of our balance sheet, the maturity profile of our unsecured debt and estimates of funding needs in a stressed environment, among other factors.
Regulatory Liquidity Framework
Liquidity Coverage Ratio
The Firm, MSBNA, MSPBNA and ETB are required to maintain a minimum LCR of 100%. The LCR requirements are designed to ensure that banking organizations have sufficient Eligible HQLA to cover net cash outflows arising from significant stress over 30 calendar days, thus promoting the short-term resilience of the liquidity risk profile of banking organizations. In determining Eligible HQLA for LCR purposes, weightings (or asset haircuts) are applied to HQLA, and certain HQLA held in subsidiaries is excluded.
As of September 30, 2021, the Firm, MSBNA, MSPBNA and ETB are compliant with the minimum required LCR of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2021	June 30, 2021
Eligible HQLA[1]
Cash deposits with central banks	$66,288	$56,430
Securities[2]	174,068	171,729
Total Eligible HQLA[1]	$240,356	$228,159
LCR	134%	126%
1.Under the LCR rule, Eligible HQLA is calculated using weightings and excluding certain HQLA held in subsidiaries.
2.Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
Net Stable Funding Ratio
The Firm, MSBNA, MSPBNA, and ETB are required to maintain a minimum NSFR of 100%. The NSFR requires large banking organizations to maintain sufficiently stable sources of funding over a one-year time horizon.
As of September 30, 2021, the Firm, MSBNA, MSPBNA, and ETB are compliant with the 100% minimum NSFR requirement.
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
Collateralized Financing Transactions

$ in millions	At September 30, 2021	At December 31, 2020
Securities purchased under agreements to resell and Securities borrowed	$245,643	$228,625
Securities sold under agreements to repurchase and Securities loaned	$73,120	$58,318
Securities received as collateral[1]	$7,746	$4,277

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2021	December 31, 2020
Securities purchased under agreements to resell and Securities borrowed	$225,388	$195,376
Securities sold under agreements to repurchase and Securities loaned	$69,974	$54,528
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

September 2021 Form 10-Q	19

Management’s Discussion and Analysis
Deposits

$ in millions	At September 30, 2021	At December 31, 2020
Savings and demand deposits:
Brokerage sweep deposits[1]	$273,137	$232,071
Savings and other	37,708	47,150
Total Savings and demand deposits	310,845	279,221
Time deposits	18,196	31,561
Total[2]	$329,041	$310,782
1.Amounts represent balances swept from client brokerage accounts.
2.Excludes approximately $9 billion and $25 billion of off-balance sheet deposits at unaffiliated financial institutions as of September 30, 2021 and December 31, 2020, respectively. This client cash held by third parties is not reflected in our balance sheets and is not immediately available for liquidity purposes.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. The increase in total deposits in the current year period was primarily driven by increases in Brokerage sweep deposits and the onboarding in the first quarter of 2021 of approximately $20 billion of E*TRADE sweep deposits previously held off-balance sheet at unaffiliated financial institutions, partially offset by maturities of Time deposits and lower Savings and other deposits.
Borrowings by Remaining Maturity at September 30, 20211

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$4,825	$4,825
Original maturities greater than one year
2021	$3,398	$1,444	$4,842
2022	9,097	7,053	16,150
2023	17,272	5,623	22,895
2024	20,688	8,224	28,912
2025	16,754	6,579	23,333
Thereafter	100,910	27,895	128,805
Total	$168,119	$56,818	$224,937
Total Borrowings	$168,119	$61,643	$229,762
Maturities over next 12 months[2]			$13,899
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $230 billion as of September 30, 2021 increased slightly when compared with $217 billion at December 31, 2020.
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
The availability and cost of financing to us can vary depending on market conditions, the volume of certain trading and lending activities, our credit ratings and the overall availability of credit. We also engage in, and may continue to engage in, repurchases of our borrowings as part of our market-making activities.
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
Parent Company, MSBNA and MSPBNA Issuer Ratings at October 29, 2021

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

20	September 2021 Form 10-Q

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
Common Stock Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except for per share data	2021	2020	2021	2020
Number of shares	36	—	98	29
Average price per share	$99.44	$—	$88.60	$46.01
Total	$3,557	$—	$8,631	$1,347
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein and Note 17 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	October 14, 2021
Amount per share	$0.70
Date to be paid	November 15, 2021
Shareholders of record as of	October 29, 2021
For additional information on our common stock dividends, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
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

September 2021 Form 10-Q	21

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

		At September 30, 2021 and December 31, 2020
		Standardized	Advanced
Capital buffers
Capital conservation buffer		—	2.5%
SCB[1]		5.7%	N/A
G-SIB capital surcharge[2]		3.0%	3.0%
CCyB[3]		0%	0%
Capital buffer requirement[4]		8.7%	5.5%

		At September 30, 2021 and December 31, 2020
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
Our risk-based capital ratios are computed under each of (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At September 30, 2021 and December 31, 2020, the differences between the actual and required ratios were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Minimum leverage-based capital requirements include a Tier 1 leverage ratio and an SLR. We are required to maintain an SLR of 5%, inclusive of an enhanced SLR capital buffer of at least 2%.
As of September 30, 2021 and December 31, 2020, our risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period which began on January 1, 2020. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” in the 2020 Form 10-K.
Regulatory Capital Ratios

$ in millions	Required Ratio[1]	At September 30, 2021	At December 31, 2020
Risk-based capital— Standardized
Common Equity Tier 1 capital		$75,785	$78,650
Tier 1 capital		83,435	88,079
Total capital		94,062	97,213
Total RWA		473,020	453,106
Common Equity Tier 1 capital ratio	13.2%	16.0%	17.4%
Tier 1 capital ratio	14.7%	17.6%	19.4%
Total capital ratio	16.7%	19.9%	21.5%

$ in millions	Required Ratio[1]	At September 30, 2021	At December 31, 2020
Risk-based capital— Advanced
Common Equity Tier 1 capital		$75,785	$78,650
Tier 1 capital		83,435	88,079
Total capital		93,813	96,994
Total RWA		441,214	445,151
Common Equity Tier 1 capital ratio	10.0%	17.2%	17.7%
Tier 1 capital ratio	11.5%	18.9%	19.8%
Total capital ratio	13.5%	21.3%	21.8%

$ in millions	Required Ratio[1]	At September 30, 2021	At December 31, 2020
Leverage-based capital
Adjusted average assets[2]		$1,145,682	$1,053,510
Tier 1 leverage ratio	4.0%	7.3%	8.4%
Supplementary leverage exposure[3,4]		$1,459,466	$1,192,506
SLR[4]	5.0%	5.7%	7.4%
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

22	September 2021 Form 10-Q

Management’s Discussion and Analysis
Regulatory Capital

$ in millions	At September 30, 2021	At December 31, 2020	Change
Common Equity Tier 1 capital
Common stock and surplus	$13,755	$15,799	$(2,044)
Retained earnings	87,356	78,978	8,378
AOCI	(2,701)	(1,962)	(739)
Regulatory adjustments and deductions:
Net goodwill	(16,678)	(11,527)	(5,151)
Net intangible assets	(6,878)	(4,165)	(2,713)
Other adjustments and deductions[1]	931	1,527	(596)
Total Common Equity Tier 1 capital	$75,785	$78,650	$(2,865)
Additional Tier 1 capital
Preferred stock	$7,750	$9,250	$(1,500)
Noncontrolling interests	534	619	(85)
Additional Tier 1 capital	$8,284	$9,869	$(1,585)
Deduction for investments in covered funds	(634)	(440)	(194)
Total Tier 1 capital	$83,435	$88,079	$(4,644)
Standardized Tier 2 capital
Subordinated debt	$9,522	$7,737	$1,785
Eligible ACL	1,182	1,265	(83)
Other adjustments and deductions	(77)	132	(209)
Total Standardized Tier 2 capital	$10,627	$9,134	$1,493
Total Standardized capital	$94,062	$97,213	$(3,151)
Advanced Tier 2 capital
Subordinated debt	$9,522	$7,737	$1,785
Eligible credit reserves	933	1,046	(113)
Other adjustments and deductions	(77)	132	(209)
Total Advanced Tier 2 capital	$10,378	$8,915	$1,463
Total Advanced capital	$93,813	$96,994	$(3,181)
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.
RWA Rollforward

	Nine Months Ended September 30, 2021
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2020	$387,066	$284,930
Change related to the following items:
Derivatives	10,529	(14,533)
Securities financing transactions	5,914	947
Investment securities	(2,563)	357
Commitments, guarantees and loans	639	4,260
Equity investments	2,117	2,196
Other credit risk[1]	6,884	6,395
Total change in credit risk RWA	$23,520	$(378)
Balance at September 30, 2021	$410,586	$284,552
Market risk RWA
Balance at December 31, 2020	$66,040	$66,040
Change related to the following items:
Regulatory VaR	(6,747)	(6,747)
Regulatory stressed VaR	(1,908)	(1,908)
Incremental risk charge	3,032	3,032
Comprehensive risk measure	(125)	(125)
Specific risk	2,142	2,142
Total change in market risk RWA	$(3,606)	$(3,606)
Balance at September 30, 2021	$62,434	$62,434
Operational risk RWA
Balance at December 31, 2020	N/A	$94,181
Change in operational risk RWA	N/A	47
Balance at September 30, 2021	N/A	$94,228
Total RWA	$473,020	$441,214
Regulatory VaR—VaR for regulatory capital requirements
1.Amounts reflect assets not in a defined category, non-material portfolios of exposures and unsettled transactions.
Credit risk RWA in the current year period increased under the Standardized Approach, while it is relatively unchanged under the Advanced Approach. Under the Standardized Approach, the increase was primarily from Derivatives and Securities financing transactions driven by increased exposure. Under the Advanced Approach, decreased CVA in Derivatives due to lower credit spread volatility was offset by increased exposure in event lending within the Institutional Securities business segment and other increases.
Market risk RWA decreased in the current year period under both the Standardized and Advanced Approaches primarily due to a decrease in Regulatory VaR mainly as a result of reduced volatility as the peak COVID-19 market stress in 2020 is no longer included in VaR. This was partially offset by an increase in the Incremental risk charge and non-securitization charges due to increased exposure.
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

September 2021 Form 10-Q	23

Management’s Discussion and Analysis
by imposing losses on eligible LTD or other forms of TLAC where an SPOE resolution strategy is used.
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At September 30, 2021	At December 31, 2020
External TLAC[2]			$234,639	$216,129
External TLAC as a % of RWA	18.0%	21.5%	49.6%	47.7%
External TLAC as a % of leverage exposure	7.5%	9.5%	16.1%	18.1%
Eligible LTD[3]			$142,978	$120,561
Eligible LTD as a % of RWA	9.0%	9.0%	30.2%	26.6%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	9.8%	10.1%
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
We are in compliance with all TLAC requirements as of September 30, 2021 and December 31, 2020. For a further discussion of TLAC and related requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Capital Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” in the 2020 Form 10-K.
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
Additionally, under the modified capital action restrictions announced previously by the Federal Reserve, in the first two quarters of 2021 large BHCs were permitted to pay common stock dividends, provided they did not increase the amount of common stock dividends to be larger than the level paid in the second quarter of 2020, and make share repurchases that, in the aggregate, did not exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters; make share repurchases that equal the amount of share issuances related to expensed employee compensation; and redeem and make scheduled payments on additional Tier 1 and Tier 2 capital instruments. The Federal Reserve subsequently announced that the restrictions described above would end on June 30, 2021 for all firms whose capital levels are above minimum risk-based requirements in the Federal Reserve’s annual supervisory stress test.
Based on the results of the 2021 supervisory stress tests, the temporary capital action supervisory restrictions previously applicable to us ended on June 30, 2021. Beginning July 1, 2021, the Firm is permitted, in its discretion, to adjust its capital distributions without seeking prior approval from the Federal Reserve, provided that it remains in compliance with all applicable regulatory capital requirements, including the SCB. We disclosed a summary of the results of our company-run stress tests on our Investor Relations website, and announced that our Board of Directors authorized the increase of our quarterly common stock dividend to $0.70 per share from $0.35 per share beginning with the common stock dividend announced on July 15, 2021, and authorized the repurchase of up to $12 billion of outstanding common stock from July 1, 2021 through June 30, 2022, from time to time as conditions warrant, which supersedes the previous common stock repurchase authorization.
For additional information, on our capital planning and stress tests, including the SCB, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Plans, Stress Tests and the Stress Capital Buffer” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Action Supervisory Restrictions” in the 2020 Form 10-K.
Attribution of Average Common Equity According to the Required Capital Framework
Our required capital (“Required Capital”) estimation is based on the Required Capital framework, an internal capital adequacy measure. Common equity attribution to the business segments is based on capital usage calculated under the

24	September 2021 Form 10-Q

Management’s Discussion and Analysis
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
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2021	2020	2021	2020
Institutional Securities	$43.5	$42.8	$43.5	$42.8
Wealth Management[2]	28.6	18.2	28.6	18.2
Investment Management[3]	10.7	2.6	8.2	2.6
Parent	15.8	15.1	16.6	13.3
Total	$98.6	$78.7	$96.9	$76.9
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
Regulatory Developments and Other Matters
Planned Adoption of the Standardized Approach for Counterparty Credit Risk (“SA-CCR”)

The U.S. banking agencies’ final rule to implement SA-CCR requires compliance by January 1, 2022 for Advanced Approaches banking organizations, such as the Parent Company. We intend to early adopt SA-CCR under the final rule in the fourth quarter of 2021. SA-CCR replaces the current exposure method used to measure derivatives counterparty exposure on the Standardized Approach RWA and Supplementary leverage exposure calculations in the regulatory capital framework. In the absence of further mitigation, the adoption of SA-CCR could increase our RWA under the Standardized Approach by $35 billion to $45 billion and reduce our Standardized Common Equity Tier 1 capital ratio by approximately 120 basis points. This preliminary estimate of the initial impact of adopting SA-CCR is subject to risks and uncertainties, including regarding portfolio composition and mitigation efforts as of the adoption date, that may cause the actual impact to differ materially and should not be taken as a projection of what our capital ratios and RWA will be in future periods.
Swap Dealer and Security-based Swap Dealer Regulations

CFTC rules establishing capital requirements for swap dealers not subject to regulation by a prudential regulator required compliance by October 6, 2021. A number of our U.S. and non-U.S. CFTC-regulated swap dealers have been required to comply with these rules since such date. Additionally, the compliance date for SEC rules requiring the registration of security-based swap dealers was November 1, 2021. Compliance by our security-based swap dealers with associated SEC requirements, including but not limited to those related to capital and business conduct standards, is now also required. Each entity subject to these rules was compliant with the applicable requirements as of the compliance dates.

September 2021 Form 10-Q	25

Management’s Discussion and Analysis
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

Subsequently, the International Swaps and Derivatives Association (“ISDA”) confirmed that the FCA’s announcement constituted an “Index Cessation Event” as defined in the IBOR Fallbacks Supplement, which amended ISDA’s interest rate definitions to include robust fallbacks for derivatives linked to LIBOR and certain other interest rate benchmarks, and the ISDA 2020 IBOR Fallbacks Protocol, which incorporates the fallbacks into legacy non-cleared derivatives entered into between Protocol adherents. The FCA’s announcement therefore triggered a fixing of the ISDA fallback spread adjustments for all LIBOR benchmarks, to be effective when the contractual fallbacks are implemented. The Alternative Reference Rates Committee (“ARRC”) also confirmed that the ICE Benchmark Administration and FCA announcements also constituted a “Benchmark Transition Event” with respect to all U.S. dollar LIBOR settings pursuant to the ARRC’s fallback recommendations for new issuances or originations of certain cash products.
Separately, the U.S. banking agencies and the FCA have been encouraging banks to cease entering into new contracts referencing LIBOR no later than December 31, 2021.
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

26	September 2021 Form 10-Q

Quantitative and Qualitative Disclosures about Risk
Management believes effective risk management is vital to the success of our business activities. For a discussion of our Enterprise Risk Management framework and risk management functions, see “Quantitative and Qualitative Disclosures about Risk—Risk Management” in the 2020 Form 10-K.
Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, spreads, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of our VaR for market risk exposures is generated. In addition, we incur non-trading market risk, principally within the Wealth Management and Investment Management business segments. The Wealth Management business segment primarily incurs non-trading market risk (including interest rate risk) from lending and deposit-taking activities. The Investment Management business segment primarily incurs non-trading market risk from capital investments in its funds. For a further discussion of market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” in the 2020 Form 10-K.
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
95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	September 30, 2021
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$27	$28	$33	$23
Equity price	28	24	32	20
Foreign exchange rate	7	8	11	6
Commodity price	19	12	19	9
Less: Diversification benefit[1]	(34)	(29)	N/A	N/A
Primary Risk Categories	$47	$43	$53	$38
Credit Portfolio	12	12	13	11
Less: Diversification benefit[1]	(11)	(10)	N/A	N/A
Total Management VaR	$48	$45	$56	$41

	Three Months Ended
	June 30, 2021
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$29	$31	$39	$28
Equity price	21	24	32	19
Foreign exchange rate	8	8	15	5
Commodity price	10	11	16	8
Less: Diversification benefit[1]	(28)	(29)	N/A	N/A
Primary Risk Categories	$40	$45	$58	$37
Credit Portfolio	12	13	17	11
Less: Diversification benefit[1]	(9)	(10)	N/A	N/A
Total Management VaR	$43	$48	$60	$41
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
Average total Management VaR and average Management VaR for the Primary Risk Categories were relatively unchanged from the three months ended June 30, 2021.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results. There were two loss days in the current quarter, which did not exceed the Firm’s VaR.

September 2021 Form 10-Q	27

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
Credit Spread Risk Sensitivity1

$ in millions	At September 30, 2021	At June 30, 2021
Derivatives	$7	$7
Borrowings carried at fair value	48	48
1.Amounts represent the potential gain for each 1 bps widening of our credit spread.
U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At September 30, 2021	At June 30, 2021
Basis point change
+100	$1,540	$1,463
-100	(494)	(498)
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
We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. Net interest income sensitivity was relatively unchanged from June 30, 2021.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At September 30, 2021	At June 30, 2021
Investments related to Investment Management activities	$422	$477
Other investments:
MUMSS	174	172
Other Firm investments	261	232
We have exposure to public and private companies through direct investments, as well as through funds that invest in these assets. These investments are predominantly equity positions with long investment horizons, a portion of which is for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net revenues associated with a reasonably possible 10% decline in investment values and related impact on performance-based income, as applicable.

28	September 2021 Form 10-Q

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
Loans and Lending Commitments

	At September 30, 2021
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$4,774	$8,998	$13	$13,785
Secured lending facilities	27,345	3,650	350	31,345
Commercial and Residential real estate	6,915	434	5,536	12,885
Securities-based lending and Other	520	56	8,889	9,465
Total Institutional Securities	39,554	13,138	14,788	67,480
Wealth Management:
Residential real estate	41,428	8	—	41,436
Securities-based lending and Other	79,888	22	—	79,910
Total Wealth Management	121,316	30	—	121,346
Total Investment Management[1]	5	—	127	132
Total loans[2]	160,875	13,168	14,915	188,958
ACL	(684)			(684)
Total loans, net of ACL	$160,191	$13,168	$14,915	$188,274
Lending commitments[3]				$137,116
Total exposure				$325,390

	At December 31, 2020
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$6,046	$8,580	$13	$14,639
Secured lending facilities	25,727	3,296	648	29,671
Commercial and Residential real estate	7,346	859	3,061	11,266
Securities-based lending and Other	1,279	55	7,001	8,335
Total Institutional Securities	40,398	12,790	10,723	63,911
Wealth Management:
Residential real estate	35,268	11	—	35,279
Securities-based lending and Other	62,947	—	—	62,947
Total Wealth Management	98,215	11	—	98,226
Total Investment Management[1]	6	12	425	443
Total loans[2]	138,619	12,813	11,148	162,580
ACL	(835)			(835)
Total loans, net of ACL	$137,784	$12,813	$11,148	$161,745
Lending commitments[3]				$127,855
Total exposure				$289,600
HFI—Held for investment; HFS—Held for sale; FVO—Fair value option
Total exposure—consists of Total loans, net of ACL, and Lending commitments
1.Investment Management business segment loans are related to certain of our activities as an investment advisor and manager. Loans held at fair value are the result of the consolidation of investment vehicles (including CLOs) managed by Investment Management, composed primarily of senior secured loans to corporations.
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
Total loans and lending commitments increased by approximately $36 billion since December 31, 2020, primarily due to growth in Securities-based and Residential real estate loans within the Wealth Management business segment, as well as increases in Corporate lending commitments and Secured lending facilities within the Institutional Securities business segment.
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

September 2021 Form 10-Q	29

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
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$835
ACL—Lending Commitments	396
Total at December 31, 2020	1,231
Gross charge-offs	(107)
Provision for credit losses	(1)
Other	(10)
Total at September 30, 2021	$1,113
ACL—Loans	$684
ACL—Lending commitments	429
Provision for Credit Losses by Business Segment

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
$ in millions	IS	WM	Total	IS	WM	Total
Loans	$3	$2	$5	$(38)	$1	$(37)
Lending commitments	21	(2)	19	39	(3)	36
Total	$24	$—	$24	$1	$(2)	$(1)
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
The aggregate allowance for loans and lending commitments decreased in the current year period, primarily reflecting charge-offs, as well as an allowance release as a result of paydowns on Corporate loans, including by lower-rated borrowers, offset by the provision for one Secured lending facility. The base scenario used in our ACL models as of September 30, 2021 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product. The base scenario, among other things, assumes continued growth over the forecast period and a year-over-year U.S. GDP effective growth rate of approximately 6% in the fourth quarter of 2021, supported by fiscal stimulus and accommodative monetary policy. See Notes 10 and 14 to the financial statements for further information. See Note 2 to the financial statements in the 2020 Form 10-K for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At September 30, 2021		At December 31, 2020
	IS	WM	IS	WM
Accrual	98.6%	99.8%	99.2%	99.7%
Nonaccrual[1]	1.4%	0.2%	0.8%	0.3%

1.These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.
Institutional Securities Loans and Lending Commitments1

	At September 30, 2021
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$—	$36	$—	$—	$36
A	1,138	814	371	377	2,700
BBB	5,459	5,273	2,444	1,178	14,354
BB	10,886	10,260	4,290	954	26,390
Other NIG	4,328	7,286	3,937	3,305	18,856
Unrated[2]	178	334	511	3,546	4,569
Total loans, net of ACL	21,989	24,003	11,553	9,360	66,905
Lending commitments
AAA	—	50	—	—	50
AA	2,938	1,120	2,449	—	6,507
A	4,327	7,482	10,456	446	22,711
BBB	10,509	16,834	19,487	1,050	47,880
BB	3,202	11,489	7,932	1,790	24,413
Other NIG	1,142	6,742	7,574	5,104	20,562
Unrated[2]	1	—	17	15	33
Total lending commitments	22,119	43,717	47,915	8,405	122,156
Total exposure	$44,108	$67,720	$59,468	$17,765	$189,061

30	September 2021 Form 10-Q

Risk Disclosures

	At December 31, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$279	$10	$—	$—	$289
A	759	798	36	391	1,984
BBB	5,043	5,726	2,746	469	13,984
BB	10,963	7,749	5,324	503	24,539
Other NIG	5,214	6,956	4,002	3,269	19,441
Unrated[2]	141	142	330	2,322	2,935
Total loans, net of ACL	22,399	21,381	12,438	6,954	63,172
Lending commitments
AAA	—	50	—	—	50
AA	4,047	1,038	2,135	—	7,220
A	6,025	8,359	9,808	425	24,617
BBB	6,783	17,782	15,500	460	40,525
BB	4,357	8,958	7,958	3,103	24,376
Other NIG	664	7,275	6,077	2,652	16,668
Unrated[2]	4	—	—	—	4
Total lending commitments	21,880	43,462	41,478	6,640	113,460
Total exposure	$44,279	$64,843	$53,916	$13,594	$176,632
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At September 30, 2021	At December 31, 2020
Industry
Financials	$50,404	$44,358
Real estate	30,411	25,484
Industrials	17,409	15,861
Communications services	14,382	12,600
Healthcare	14,021	12,650
Consumer discretionary	11,763	11,177
Information technology	10,601	11,358
Utilities	10,150	9,504
Energy	8,456	10,064
Consumer staples	8,170	9,088
Materials	6,434	6,084
Insurance	4,249	3,889
Other	2,611	4,515
Total exposure	$189,061	$176,632
Sectors Currently in Focus due to COVID-19
The economic effects of COVID-19 have impacted borrowers in many sectors and industries, though certain sectors remain more sensitive to the current economic environment and are continuing to receive heightened focus. The sectors currently in focus are air travel, lodging and leisure, retail, upstream energy, and healthcare services and systems. As of September 30, 2021, exposures to these sectors are included across the Industrials, Financials, Real estate, Consumer discretionary, Energy and Healthcare industries in the previous table, and in aggregate represent approximately 10% of total Institutional Securities business segment lending exposure. Further, as of September 30, 2021, approximately 90% of these exposures are either investment grade and/or secured by collateral. The future developments of COVID-19 and its effect on the economic environment remain uncertain; therefore, the sectors impacted may change over time. Refer to “Risk Factors” in the 2020 Form 10-K.
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial real estate and Securities-based lending and Other. As of September 30, 2021, over 90% of our total lending exposure, which consists of loans and lending commitments, is investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2020 Form 10-K.
Institutional Securities Event-Driven Loans and Lending Commitments

	At September 30, 2021
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans, net of ACL	$1,331	$609	$479	$3,148	$5,567
Lending commitments	5,861	5,078	2,877	6,442	20,258
Total exposure	$7,192	$5,687	$3,356	$9,590	$25,825

	At December 31, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans, net of ACL	$1,241	$907	$873	$2,090	$5,111
Lending commitments	2,810	4,649	2,678	4,650	14,787
Total exposure	$4,051	$5,556	$3,551	$6,740	$19,898
Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.
Institutional Securities Loans and Lending Commitments Held for Investment

	At September 30, 2021
$ in millions	Loans	Lending Commitments	Total
Corporate	$4,774	$73,264	$78,038
Secured lending facilities	27,345	9,434	36,779
Commercial real estate	6,915	341	7,256
Other	520	645	1,165
Total, before ACL	$39,554	$83,684	$123,238
ACL	$(575)	$(416)	$(991)

	At December 31, 2020
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,046	$69,488	$75,534
Secured lending facilities	25,727	8,312	34,039
Commercial real estate	7,346	334	7,680
Other	1,279	1,135	2,414
Total, before ACL	$40,398	$79,269	$119,667
ACL	$(739)	$(391)	$(1,130)

September 2021 Form 10-Q	31

Risk Disclosures
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Corporate	Secured lending facilities	Commercial real estate	Other	Total
ACL—Loans	$309	$198	$211	$21	$739
ACL—Lending commitments	323	38	11	19	391
Total at December 31, 2020	$632	$236	$222	$40	$1,130
Gross charge-offs	(19)	(67)	(21)	—	(107)
Provision for credit losses	(52)	49	4	—	1
Other[1]	(5)	(2)	(2)	(24)	(33)
Total at September 30, 2021	$556	$216	$203	$16	$991
ACL—Loans	$197	$175	$193	$10	$575
ACL—Lending commitments	359	41	10	6	416
1.Other primarily reflects the allowance for credit losses associated with the Community Development Fund loans portfolio that was transferred to the Wealth Management business segment from the Institutional Securities business segment in the second quarter of 2021.
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At September 30, 2021	At December 31, 2020
Corporate	4.1%	5.1%
Secured lending facilities	0.6%	0.8%
Commercial real estate	2.8%	2.9%
Other	1.9%	1.7%
Total Institutional Securities loans	1.5%	1.8%
Wealth Management Loans and Lending Commitments

	At September 30, 2021
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and Other	$70,226	$5,411	$2,503	$1,717	$79,857
Residential real estate	6	—	7	41,367	41,380
Total loans, net of ACL	$70,232	$5,411	$2,510	$43,084	$121,237
Lending commitments	12,005	2,513	116	326	14,960
Total exposure	$82,237	$7,924	$2,626	$43,410	$136,197

	At December 31, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and Other	$54,483	$4,587	$2,167	$1,672	$62,909
Residential real estate	9	1	1	35,210	35,221
Total loans, net of ACL	$54,492	$4,588	$2,168	$36,882	$98,130
Lending commitments	11,666	2,356	120	253	14,395
Total exposure	$66,158	$6,944	$2,288	$37,135	$112,525
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
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$96
ACL—Lending commitments	5
Total at December 31, 2020	101
Provision for credit losses	(2)
Other[1]	23
Total at September 30, 2021	$122
ACL—Loans	$109
ACL—Lending commitments	13
1.Other primarily reflects the allowance for credit losses associated with the Community Development Fund loans portfolio that was transferred to the Wealth Management business segment from the Institutional Securities business segment in the second quarter of 2021.
At September 30, 2021, more than 75% of Wealth Management Residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s Securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral, or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other lending

$ in millions	At September 30, 2021	At December 31, 2020
Institutional Securities	$41,060	$51,570
Wealth Management	28,548	23,144
Total	$69,608	$74,714
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
Employee Loans

For information on employee loans and related ACL, see Note 10 to the financial statements.

32	September 2021 Form 10-Q

Risk Disclosures
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At September 30, 2021
Less than 1 year	$1,503	$13,004	$36,932	$23,620	$14,141	$89,200
1-3 years	790	4,478	15,274	15,286	7,802	43,630
3-5 years	457	4,766	7,382	8,247	3,790	24,642
Over 5 years	4,260	26,468	64,816	44,303	6,184	146,031
Total, gross	$7,010	$48,716	$124,404	$91,456	$31,917	$303,503
Counterparty netting	(2,867)	(37,546)	(96,338)	(65,345)	(14,619)	(216,715)
Cash and securities collateral	(3,244)	(8,123)	(22,438)	(18,083)	(7,453)	(59,341)
Total, net	$899	$3,047	$5,628	$8,028	$9,845	$27,447

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2020
Less than 1 year	$1,179	$16,166	$52,164	$26,088	$12,175	$107,772
1-3 years	572	5,225	17,560	13,750	8,134	45,241
3-5 years	359	4,326	11,328	8,363	4,488	28,864
Over 5 years	4,545	32,049	84,845	63,084	13,680	198,203
Total, gross	$6,655	$57,766	$165,897	$111,285	$38,477	$380,080
Counterparty netting	(3,269)	(44,306)	(134,310)	(84,171)	(22,227)	(288,283)
Cash and securities collateral	(3,124)	(10,973)	(26,712)	(20,708)	(8,979)	(70,496)
Total, net	$262	$2,487	$4,875	$6,406	$7,271	$21,301

$ in millions	At September 30, 2021	At December 31, 2020
Industry
Financials	$7,421	$6,195
Utilities	6,218	3,954
Energy	4,097	965
Consumer Discretionary	2,230	1,866
Industrials	1,029	1,291
Information technology	1,000	1,104
Regional governments	980	806
Healthcare	798	1,494
Sovereign governments	684	650
Insurance	682	518
Not-for-profit organizations	571	701
Communications services	328	529
Materials	299	430
Consumer staples	288	339
Real estate	198	378
Other	624	81
Total	$27,447	$21,301
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
Top 10 Non-U.S. Country Exposures at September 30, 2021

$ in millions	United Kingdom	Japan	France	Germany	Spain
Sovereign
Net inventory[1]	$(794)	$7,006	$1,361	$(3,085)	$355
Net counterparty exposure[2]	9	32	6	69	38
Lending commitments	—	—	—	637	—
Exposure before hedges	(785)	7,038	1,367	(2,379)	393
Hedges[3]	(307)	(79)	(6)	(287)	—
Net exposure	$(1,092)	$6,959	$1,361	$(2,666)	$393

Non-sovereign
Net inventory[1]	$729	$873	$(877)	$(455)	$10
Net counterparty exposure[2]	13,517	4,297	2,757	2,519	794
Loans	3,461	380	579	1,694	3,168
Lending commitments	6,791	180	4,344	5,768	874
Exposure before hedges	24,498	5,730	6,803	9,526	4,846
Hedges[3]	(1,401)	(155)	(1,167)	(1,033)	(540)
Net exposure	$23,097	$5,575	$5,636	$8,493	$4,306
Total net exposure	$22,005	$12,534	$6,997	$5,827	$4,699

September 2021 Form 10-Q	33

Risk Disclosures

$ in millions	China	Netherlands	India	Canada	Italy
Sovereign
Net inventory[1]	$(17)	$256	$972	$(523)	$845
Net counterparty exposure[2]	73	—	—	67	53
Exposure before hedges	56	256	972	(456)	898
Hedges[3]	(81)	(32)	—	—	(25)
Net exposure	$(25)	$224	$972	$(456)	$873

Non-sovereign
Net inventory[1]	$1,142	$(359)	$752	$263	$123
Net counterparty exposure[2]	908	1,064	978	1,473	1,042
Loans	800	373	235	58	193
Lending commitments	1,786	2,847	—	1,547	367
Exposure before hedges	4,636	3,925	1,965	3,341	1,725
Hedges[3]	(200)	(271)	—	(86)	(94)
Net exposure	$4,436	$3,654	$1,965	$3,255	$1,631
Total net exposure	$4,411	$3,878	$2,937	$2,799	$2,504
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
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held against Net Counterparty Exposure1

$ in millions		At September 30, 2021
Country of Risk	Collateral[2]
Germany	Croatia and France	$11,815
United Kingdom	U.K., U.S. and Spain	8,703
Other	Japan, Italy and France	21,322
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at September 30, 2021.
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

34	September 2021 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of September 30, 2021, and the related condensed consolidated income statements, comprehensive income statements and statements of changes in total equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and the cash flow statements for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
November 3, 2021

September 2021 Form 10-Q	35

Consolidated Income Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2021	2020	2021	2020
Revenues
Investment banking	$3,013	$1,826	$8,413	$5,239
Trading	2,861	3,150	10,416	10,754
Investments	45	346	744	659
Commissions and fees	1,280	1,037	4,214	3,499
Asset management	5,201	3,664	14,572	10,346
Other	290	212	916	221
Total non-interest revenues	12,690	10,235	39,275	30,718
Interest income	2,351	2,056	7,000	7,917
Interest expense	288	570	1,044	3,475
Net interest	2,063	1,486	5,956	4,442
Net revenues	14,753	11,721	45,231	35,160
Provision for credit losses	24	111	(1)	757
Non-interest expenses
Compensation and benefits	5,920	5,086	19,141	15,404
Brokerage, clearing and exchange fees	825	697	2,530	2,153
Information processing and communications	788	616	2,286	1,768
Professional services	734	542	2,104	1,526
Occupancy and equipment	427	373	1,246	1,103
Marketing and business development	146	78	438	273
Other	1,015	731	2,703	2,188
Total non-interest expenses	9,855	8,123	30,448	24,415
Income before provision for income taxes	4,874	3,487	14,784	9,988
Provision for income taxes	1,150	736	3,380	2,221
Net income	$3,724	$2,751	$11,404	$7,767
Net income applicable to noncontrolling interests	17	34	66	156
Net income applicable to Morgan Stanley	$3,707	$2,717	$11,338	$7,611
Preferred stock dividends	123	120	364	377
Earnings applicable to Morgan Stanley common shareholders	$3,584	$2,597	$10,974	$7,234
Earnings per common share
Basic	$2.01	$1.68	$6.11	$4.68
Diluted	$1.98	$1.66	$6.02	$4.62
Average common shares outstanding
Basic	1,781	1,542	1,797	1,546
Diluted	1,812	1,566	1,824	1,565
Consolidated Comprehensive Income Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Net income	$3,724	$2,751	$11,404	$7,767
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(78)	110	(256)	(1)
Change in net unrealized gains (losses) on available-for-sale securities	(256)	(62)	(1,039)	1,558
Pension and other	5	5	22	29
Change in net debt valuation adjustment	147	(563)	470	744
Total other comprehensive income (loss)	$(182)	$(510)	$(803)	$2,330
Comprehensive income	$3,542	$2,241	$10,601	$10,097
Net income applicable to noncontrolling interests	17	34	66	156
Other comprehensive income (loss) applicable to noncontrolling interests	(4)	28	(64)	79
Comprehensive income applicable to Morgan Stanley	$3,529	$2,179	$10,599	$9,862

September 2021 Form 10-Q	36	See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

$ in millions, except share data	(Unaudited) At September 30, 2021	At December 31, 2020
Assets
Cash and cash equivalents	$123,863	$105,654
Trading assets at fair value ($109,494 and $132,578 were pledged to various parties)	315,161	312,738
Investment securities (includes $101,594 and $110,383 at fair value)	183,431	182,154
Securities purchased under agreements to resell (includes $7 and $15 at fair value)	119,721	116,234
Securities borrowed	125,922	112,391
Customer and other receivables	98,353	97,737
Loans:
Held for investment (net of allowance for credit losses of $684 and $835)	160,191	137,784
Held for sale	13,168	12,813
Goodwill	16,832	11,635
Intangible assets (net of accumulated amortization of $3,671 and $3,265)	8,514	4,980
Other assets	25,320	21,742
Total assets	$1,190,476	$1,115,862
Liabilities
Deposits (includes $2,010 and $3,521 at fair value)	$329,041	$310,782
Trading liabilities at fair value	169,959	157,631
Securities sold under agreements to repurchase (includes $928 and $1,115 at fair value)	61,987	50,587
Securities loaned	11,133	7,731
Other secured financings (includes $5,614 and $11,701 at fair value)	10,272	15,863
Customer and other payables	240,319	227,437
Other liabilities and accrued expenses	30,884	25,603
Borrowings (includes $75,752 and $73,701 at fair value)	229,762	217,079
Total liabilities	1,083,357	1,012,713
Commitments and contingent liabilities (see Note 14)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	7,750	9,250
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,798,908,848 and 1,809,624,144	20	20
Additional paid-in capital	28,504	25,546
Retained earnings	87,099	78,694
Employee stock trusts	3,770	3,043
Accumulated other comprehensive income (loss)	(2,701)	(1,962)
Common stock held in treasury at cost, $0.01 par value (239,985,131 and 229,269,835 shares)	(14,769)	(9,767)
Common stock issued to employee stock trusts	(3,770)	(3,043)
Total Morgan Stanley shareholders’ equity	105,903	101,781
Noncontrolling interests	1,216	1,368
Total equity	107,119	103,149
Total liabilities and equity	$1,190,476	$1,115,862

See Notes to Consolidated Financial Statements	37	September 2021 Form 10-Q

Consolidated Statements of Changes in Total Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Preferred Stock
Beginning balance	$7,750	$8,520	$9,250	$8,520
Redemption of Series J preferred stock	—	—	(1,500)	—
Ending balance	7,750	8,520	7,750	8,520
Common Stock
Beginning and ending balance	20	20	20	20
Additional Paid-in Capital
Beginning balance	28,030	23,782	25,546	23,935
Share-based award activity	473	232	765	79
Issuance of common stock for the acquisition of Eaton Vance	—	—	2,185	—
Other net increases (decreases)	1	1	8	1
Ending balance	28,504	24,015	28,504	24,015
Retained Earnings
Beginning balance	84,791	74,015	78,694	70,589
Cumulative adjustment related to the adoption of financial instruments-credit losses accounting update[1]	—	—	—	(100)
Net income applicable to Morgan Stanley	3,707	2,717	11,338	7,611
Preferred stock dividends[2]	(123)	(120)	(364)	(377)
Common stock dividends[2]	(1,276)	(551)	(2,562)	(1,662)
Other net increases (decreases)	—	—	(7)	—
Ending balance	87,099	76,061	87,099	76,061
Employee Stock Trusts
Beginning balance	3,768	3,018	3,043	2,918
Share-based award activity	2	(26)	727	74
Ending balance	3,770	2,992	3,770	2,992
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(2,523)	1	(1,962)	(2,788)
Net change in Accumulated other comprehensive income (loss)	(178)	(538)	(739)	2,251
Ending balance	(2,701)	(537)	(2,701)	(537)
Common Stock Held in Treasury at Cost
Beginning balance	(11,198)	(19,693)	(9,767)	(18,727)
Share-based award activity	57	38	1,094	882
Repurchases of common stock and employee tax withholdings	(3,628)	(30)	(9,228)	(1,840)
Issuance of common stock for the acquisition of Eaton Vance	—	—	3,132	—
Ending balance	(14,769)	(19,685)	(14,769)	(19,685)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(3,768)	(3,018)	(3,043)	(2,918)
Share-based award activity	(2)	26	(727)	(74)
Ending balance	(3,770)	(2,992)	(3,770)	(2,992)
Noncontrolling Interests
Beginning balance	1,292	1,364	1,368	1,148
Net income applicable to noncontrolling interests	17	34	66	156
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(4)	28	(64)	79
Other net increases (decreases)	(89)	(2)	(154)	41
Ending balance	1,216	1,424	1,216	1,424
Total Equity	$107,119	$89,818	$107,119	$89,818
1.See Notes 2 and 18 in the 2020 Form 10-K for further information regarding cumulative adjustments for accounting changes.
2.See Note 17 for information regarding dividends per share for each class of stock.

September 2021 Form 10-Q	38	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statements (Unaudited)

	Nine Months Ended September 30,
$ in millions	2021	2020
Cash flows from operating activities
Net income	$11,404	$7,767
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	1,636	802
Depreciation and amortization	2,979	2,363
Provision for credit losses	(1)	757
Other operating adjustments	(149)	663
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	2,832	18,442
Securities borrowed	(13,531)	5,746
Securities loaned	3,402	(582)
Customer and other receivables and other assets	(2,692)	(17,098)
Customer and other payables and other liabilities	19,829	(5,818)
Securities purchased under agreements to resell	(3,487)	(59)
Securities sold under agreements to repurchase	11,400	(12,824)
Net cash provided by (used for) operating activities	33,622	159
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(1,658)	(905)
Changes in loans, net	(23,197)	(13,592)
Investment securities:
Purchases	(57,334)	(41,147)
Proceeds from sales	18,325	7,220
Proceeds from paydowns and maturities	32,368	11,240
Cash paid as part of the Eaton Vance acquisition, net of cash acquired	(2,648)	—
Other investing activities	(447)	(254)
Net cash provided by (used for) investing activities	(34,591)	(37,438)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	(1,125)	229
Deposits	18,347	48,734
Proceeds from issuance of Borrowings	73,591	42,169
Payments for:
Borrowings	(56,699)	(38,151)
Repurchases of common stock and employee tax withholdings	(9,228)	(1,840)
Cash dividends	(2,857)	(2,008)
Other financing activities	(197)	(208)
Net cash provided by (used for) financing activities	21,832	48,925
Effect of exchange rate changes on cash and cash equivalents	(2,654)	955
Net increase (decrease) in cash and cash equivalents	18,209	12,601
Cash and cash equivalents, at beginning of period	105,654	82,171
Cash and cash equivalents, at end of period	$123,863	$94,772
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$1,236	$3,747
Income taxes, net of refunds	3,303	1,675

See Notes to Consolidated Financial Statements	39	September 2021 Form 10-Q

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

September 2021 Form 10-Q	40

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
During the nine months ended September 30, 2021 (“current year period”), there were no significant updates to the Firm’s significant accounting policies, other than as described below and in Note 1 to the financial statements.
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
Goodwill
The Firm completed its annual goodwill impairment testing as of July 1, 2021. The Firm’s impairment testing did not indicate any goodwill impairment, as each of the Firm’s reporting units with goodwill had a fair value that was in excess of its carrying value.
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
Eaton Vance Purchase Price Allocation

$ in millions	At March 1, 2021
Assets
Cash and cash equivalents	$691
Trading assets at fair value:
Loans and lending commitments	445
Investments	299
Corporate and other debt	52
Customer and other receivables	331
Goodwill	5,270
Intangible assets	3,956
Other assets	836
Total assets	$11,880
Liabilities
Other secured financings	$399
Other liabilities and accrued expenses	2,147
Borrowings	678
Total liabilities	$3,224
Acquired Intangible Assets

$ in millions	Weighted average life (years)	At March 1, 2021
Non-amortizable
Management contracts	indefinite	$2,120
Amortizable
Customer relationships	16	1,455
Tradenames	23	221
Management contracts	16	160
Total acquired Intangible assets		$3,956
Eaton Vance Results Included in the Firm’s Consolidated Results

$ in millions	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021[1]
Net revenues	$549	$1,258
Net income	137	287
1.Reflects Eaton Vance results from March 1, 2021 through September 30, 2021.
Morgan Stanley and Eaton Vance Proforma Combined Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021[1]	2020	2021	2020
Net revenues	$14,753	$12,072	$45,527	$36,313
Net income	3,724	2,729	11,504	7,420
1.Amounts are the same as those presented in the Consolidated Income Statement for the current quarter.

The proforma financial information presented in the previous table was computed by combining the historical financial information of the Firm and Eaton Vance along with the effects of the acquisition method of accounting for business

41	September 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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

$ in millions	At September 30, 2021	At December 31, 2020
Cash and due from banks	$10,216	$9,792
Interest bearing deposits with banks	113,647	95,862
Total Cash and cash equivalents	$123,863	$105,654
Restricted cash	$43,829	$38,202
Cash and cash equivalents also include Restricted cash such as cash segregated in compliance with federal or other regulations, including minimum reserve requirements set by the Federal Reserve Bank and other central banks, and the Firm’s initial margin deposited with clearing organizations.
5. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$44,238	$26,312	$4	$—	$70,554
Other sovereign government obligations	32,668	5,246	127	—	38,041
State and municipal securities	—	1,960	—	—	1,960
MABS	—	1,249	366	—	1,615
Loans and lending commitments[2]	—	10,611	4,304	—	14,915
Corporate and other debt	—	31,242	1,563	—	32,805
Corporate equities[3]	100,903	1,126	214	—	102,243
Derivative and other contracts:
Interest rate	3,382	158,164	1,311	—	162,857
Credit	—	9,063	510	—	9,573
Foreign exchange	32	73,464	147	—	73,643
Equity	1,211	69,495	464	—	71,170
Commodity and other	12,547	27,294	2,882	—	42,723
Netting[1]	(15,382)	(248,815)	(869)	(51,501)	(316,567)
Total derivative and other contracts	1,790	88,665	4,445	(51,501)	43,399
Investments[4]	795	648	781	—	2,224
Physical commodities	—	3,049	—	—	3,049
Total trading assets[4]	180,394	170,108	11,804	(51,501)	310,805
Investment securities—AFS	55,839	45,755	—	—	101,594
Securities purchased under agreements to resell	—	7	—	—	7
Total assets at fair value	$236,233	$215,870	$11,804	$(51,501)	$412,406

	At September 30, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$1,948	$62	$—	$2,010
Trading liabilities:
U.S. Treasury and agency securities	19,623	1,142	—	—	20,765
Other sovereign government obligations	23,194	1,814	3	—	25,011
Corporate and other debt	—	10,565	5	—	10,570
Corporate equities[3]	74,549	314	34	—	74,897
Derivative and other contracts:
Interest rate	3,251	148,188	515	—	151,954
Credit	—	9,671	544	—	10,215
Foreign exchange	35	69,491	50	—	69,576
Equity	1,477	80,045	1,464	—	82,986
Commodity and other	12,445	23,170	1,573	—	37,188
Netting[1]	(15,382)	(248,815)	(869)	(48,137)	(313,203)
Total derivative and other contracts	1,826	81,750	3,277	(48,137)	38,716
Total trading liabilities	119,192	95,585	3,319	(48,137)	169,959
Securities sold under agreements to repurchase	—	480	448	—	928
Other secured financings	—	5,219	395	—	5,614
Borrowings	—	73,696	2,056	—	75,752
Total liabilities at fair value	$119,192	$176,928	$6,280	$(48,137)	$254,263

September 2021 Form 10-Q	42

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$43,084	$31,524	$9	$—	$74,617
Other sovereign government obligations	26,174	5,048	268	—	31,490
State and municipal securities	—	1,135	—	—	1,135
MABS	—	1,070	322	—	1,392
Loans and lending commitments[2]	—	5,389	5,759	—	11,148
Corporate and other debt	—	30,093	3,435	—	33,528
Corporate equities[3]	111,575	1,142	86	—	112,803
Derivative and other contracts:
Interest rate	4,458	227,818	1,210	—	233,486
Credit	—	6,840	701	—	7,541
Foreign exchange	29	93,770	260	—	94,059
Equity	1,132	65,943	1,369	—	68,444
Commodity and other	1,818	10,108	2,723	—	14,649
Netting[1]	(5,488)	(310,534)	(1,351)	(62,956)	(380,329)
Total derivative and other contracts	1,949	93,945	4,912	(62,956)	37,850
Investments[4]	624	234	828	—	1,686
Physical commodities	—	3,260	—	—	3,260
Total trading assets[4]	183,406	172,840	15,619	(62,956)	308,909
Investment securities—AFS	46,354	61,225	2,804	—	110,383
Securities purchased under agreements to resell	—	12	3	—	15
Total assets at fair value	$229,760	$234,077	$18,426	$(62,956)	$419,307

	At December 31, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$3,395	$126	$—	$3,521
Trading liabilities:
U.S. Treasury and agency securities	10,204	1	—	—	10,205
Other sovereign government obligations	24,209	1,738	16	—	25,963
Corporate and other debt	—	8,468	—	—	8,468
Corporate equities[3]	67,822	172	63	—	68,057
Derivative and other contracts:
Interest rate	4,789	213,321	528	—	218,638
Credit	—	7,500	652	—	8,152
Foreign exchange	11	94,698	199	—	94,908
Equity	1,245	81,683	3,600	—	86,528
Commodity and other	1,758	9,418	1,014	—	12,190
Netting[1]	(5,488)	(310,534)	(1,351)	(58,105)	(375,478)
Total derivative and other contracts	2,315	96,086	4,642	(58,105)	44,938
Total trading liabilities	104,550	106,465	4,721	(58,105)	157,631
Securities sold under agreements to repurchase	—	671	444	—	1,115
Other secured financings	—	11,185	516	—	11,701
Borrowings	—	69,327	4,374	—	73,701
Total liabilities at fair value	$104,550	$191,043	$10,181	$(58,105)	$247,669
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
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At September 30, 2021	At December 31, 2020
Corporate	$13	$13
Secured lending facilities	350	648
Commercial Real Estate	2,418	916
Residential Real Estate	3,118	2,145
Securities-based lending and Other loans	9,016	7,426
Total	$14,915	$11,148
Unsettled Fair Value of Futures Contracts1

$ in millions	At September 30, 2021	At December 31, 2020
Customer and other receivables (payables), net	$(26)	$434
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

43	September 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
there were no significant revisions made to the Firm’s valuation techniques.
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
U.S. Treasury and agency securities
Beginning balance	$25	$97	$9	$22
Realized and unrealized gains (losses)	(1)	(1)	—	—
Purchases	4	109	28	133
Sales	(24)	(36)	(33)	(42)
Net transfers	—	(47)	—	9
Ending balance	$4	$122	$4	$122
Unrealized gains (losses)	$(1)	$(1)	$—	$—
Other sovereign government obligations
Beginning balance	$78	$11	$268	$5
Realized and unrealized gains (losses)	(3)	(1)	(1)	—
Purchases	59	1	129	8
Sales	(4)	(1)	(269)	(3)
Net transfers	(3)	—	—	—
Ending balance	$127	$10	$127	$10
Unrealized gains (losses)	$(3)	$—	$—	$—
State and municipal securities
Beginning balance	$4	$—	$—	$1
Purchases	—	—	4	—
Sales	(4)	—	(4)	—
Net transfers	—	—	—	(1)
Ending balance	$—	$—	$—	$—
Unrealized gains (losses)	$—	$—	$—	$—
MABS
Beginning balance	$357	$379	$322	$438
Realized and unrealized gains (losses)	11	13	67	(60)
Purchases	96	13	263	172
Sales	(23)	(54)	(216)	(162)
Net transfers	(75)	92	(70)	55
Ending balance	$366	$443	$366	$443
Unrealized gains (losses)	$11	$8	$8	$(35)
Loans and lending commitments
Beginning balance	$4,896	$4,068	$5,759	$5,073
Realized and unrealized gains (losses)	47	20	33	(161)
Purchases and originations	1,373	846	2,467	1,926
Sales	(768)	(725)	(2,314)	(1,139)
Settlements	(414)	(285)	(1,082)	(1,907)
Net transfers[1]	(830)	427	(559)	559
Ending balance	$4,304	$4,351	$4,304	$4,351
Unrealized gains (losses)	$21	$27	$(5)	$(137)
Corporate and other debt
Beginning balance	$1,801	$2,686	$3,435	$1,396
Realized and unrealized gains (losses)	173	(107)	(151)	(184)
Purchases and originations	639	451	1,505	2,217
Sales	(594)	(325)	(1,698)	(425)
Settlements	—	—	—	(311)
Net transfers[2]	(456)	22	(1,528)	34
Ending balance	$1,563	$2,727	$1,563	$2,727
Unrealized gains (losses)	$173	$(96)	$10	$(186)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Corporate equities
Beginning balance	$150	$83	$86	$97
Realized and unrealized gains (losses)	4	32	(15)	—
Purchases	83	32	367	42
Sales	(7)	(27)	(193)	(27)
Net transfers	(16)	15	(31)	23
Ending balance	$214	$135	$214	$135
Unrealized gains (losses)	$4	$39	$(5)	$14
Investments
Beginning balance	$978	$759	$828	$858
Realized and unrealized gains (losses)	18	55	58	(6)
Purchases	59	7	150	37
Sales	(23)	(16)	(46)	(37)
Net transfers	(251)	16	(209)	(31)
Ending balance	$781	$821	$781	$821
Unrealized gains (losses)	$13	$44	$39	$(19)
Investment securities —AFS
Beginning balance	$—	$—	$2,804	$—
Realized and unrealized gains (losses)	—	—	(4)	—
Sales	—	—	(203)	—
Net transfers[3]	—	—	(2,597)	—
Ending balance	$—	$—	$—	$—
Unrealized gains (losses)	$—	$—	$—	$—
Securities purchased under agreements to resell
Beginning balance	$—	$—	$3	$—
Net transfers	—	—	(3)	—
Ending balance	$—	$—	$—	$—
Unrealized gains (losses)	$—	$—	$—	$—
Net derivatives: Interest rate
Beginning balance	$668	$760	$682	$777
Realized and unrealized gains (losses)	70	(147)	(223)	(95)
Purchases	22	36	48	153
Issuances	(9)	(15)	(41)	(41)
Settlements	18	(31)	101	36
Net transfers	27	33	229	(194)
Ending balance	$796	$636	$796	$636
Unrealized gains (losses)	$165	$(139)	$(168)	$(37)
Net derivatives: Credit
Beginning balance	$(203)	$131	$49	$124
Realized and unrealized gains (losses)	59	(16)	(2)	11
Purchases	12	17	23	66
Issuances	(19)	(51)	(44)	(101)
Settlements	102	10	16	61
Net transfers	15	25	(76)	(45)
Ending balance	$(34)	$116	$(34)	$116
Unrealized gains (losses)	$(26)	$(16)	$—	$2

September 2021 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Net derivatives: Foreign exchange
Beginning balance	$33	$17	$61	$(31)
Realized and unrealized gains (losses)	32	86	41	202
Purchases	12	—	19	3
Issuances	(15)	(4)	(21)	(5)
Settlements	46	(9)	(45)	(27)
Net transfers	(11)	9	42	(43)
Ending balance	$97	$99	$97	$99
Unrealized gains (losses)	$29	$75	$73	$136
Net derivatives: Equity
Beginning balance	$(837)	$(1,884)	$(2,231)	$(1,684)
Realized and unrealized gains (losses)	(45)	3	366	75
Purchases	24	19	69	192
Issuances	(122)	(181)	(362)	(706)
Settlements	(3)	(151)	(196)	(167)
Net transfers[2]	(17)	49	1,354	145
Ending balance	$(1,000)	$(2,145)	$(1,000)	$(2,145)
Unrealized gains (losses)	$(96)	$32	$(57)	$(143)
Net derivatives: Commodity and other
Beginning balance	$1,430	$2,087	$1,709	$1,612
Realized and unrealized gains (losses)	(167)	(29)	43	373
Purchases	44	1	324	26
Issuances	(31)	(40)	(137)	(65)
Settlements	(97)	(181)	(371)	(101)
Net transfers	130	(34)	(259)	(41)
Ending balance	$1,309	$1,804	$1,309	$1,804
Unrealized gains (losses)	$(96)	$(251)	$(243)	$(6)
Deposits
Beginning balance	$86	$90	$126	$179
Realized and unrealized losses (gains)	(1)	4	1	8
Settlements	(4)	(2)	(12)	(13)
Net transfers	(19)	13	(53)	(69)
Ending balance	$62	$105	$62	$105
Unrealized losses (gains)	$(1)	$4	$1	$8
Nonderivative trading liabilities
Beginning balance	$59	$74	$79	$37
Realized and unrealized losses (gains)	(11)	(6)	(20)	(21)
Purchases	(16)	(7)	(88)	(23)
Sales	11	5	83	23
Settlements	—	—	—	3
Net transfers	(1)	(6)	(12)	41
Ending balance	$42	$60	$42	$60
Unrealized losses (gains)	$(11)	$(4)	$1	$(21)
Securities sold under agreements to repurchase
Beginning balance	$449	$440	$444	$—
Realized and unrealized losses (gains)	(1)	8	5	(22)
Issuances	—	—	—	470
Net transfers	—	—	(1)	—
Ending balance	$448	$448	$448	$448
Unrealized losses (gains)	$(1)	$8	$5	$(22)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Other secured financings
Beginning balance	$401	$300	$516	$109
Realized and unrealized losses (gains)	(17)	11	(14)	(1)
Issuances	14	3	421	10
Settlements	(3)	(5)	(500)	(208)
Net transfers	—	—	(28)	399
Ending balance	$395	$309	$395	$309
Unrealized losses (gains)	$(17)	$11	$(13)	$(1)
Borrowings
Beginning balance	$1,975	$4,135	$4,374	$4,088
Realized and unrealized losses (gains)	(87)	(32)	(37)	(284)
Issuances	197	194	411	992
Settlements	(67)	(70)	(347)	(346)
Net transfers[2]	38	(146)	(2,345)	(369)
Ending balance	$2,056	$4,081	$2,056	$4,081
Unrealized losses (gains)	$(86)	$(33)	$(8)	$(282)
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	(4)	22	(18)	(124)
1.Net transfers in the current quarter reflect the transfer of $895 million of equity margin loans from Level 3 to Level 2 as a result of the reduced significance of the margin loan rate input. Net transfers in the prior year periods reflect the largely offsetting impacts of equity margin loan transfers of $857 million into Level 3 in the first quarter of the prior year and $707 million out of Level 3 in the second quarter of the prior year, both driven by changes in the significance level of the margin loan rate input based on changes in liquidity conditions.
2.Net transfers in the current year period reflect the transfer in the second quarter of $2.0 billion of Corporate and Other Debt, $1.0 billion of net Equity derivatives, and $2.2 billion of Borrowings from Level 3 to Level 2 as the unobservable inputs were not significant to the overall fair value measurements.
3.Net transfers in the current year period reflect the transfer in the first quarter of $2.5 billion of AFS securities from Level 3 to Level 2 due to increased trading activity and observability of pricing inputs.
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
Additionally, in the previous tables, consolidations of VIEs are included in Purchases, and deconsolidations of VIEs are included in Settlements.

45	September 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2021	At December 31, 2020
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$127	$268
Comparable pricing:
Bond price	96 to 152 points (125 points)	106 points
MABS	$366	$322
Comparable pricing:
Bond price	0 to 86 points (53 points)	0 to 80 points (50 points)
Loans and lending commitments	$4,304	$5,759
Margin loan model:
Margin loan rate	1% to 4% (3%)	1% to 5% (3%)
Comparable pricing:
Loan price	91 to 102 points (99 points)	75 to 102 points (93 points)
Corporate and other debt	$1,563	$3,435
Comparable pricing:
Bond price	90 to 110 points (99 points)	10 to 133 points (101 points)
Discounted cash flow:
Recovery rate	40% to 62% (46% / 40%)	40% to 62% (46% / 40%)
Option model:
Equity volatility	22% to 134% (70%)	18% to 21% (19%)
Corporate equities	$214	$86
Comparable pricing:
Equity price	100%	100%
Investments	$781	$828
Discounted cash flow:
WACC	10% to 16% (15%)	8% to 18% (15%)
Exit multiple	8 to 17 times (12 times)	7 to 17 times (12 times)
Market approach:
EBITDA multiple	8 to 29 times (10 times)	8 to 32 times (11 times)
Comparable pricing:
Equity price	43% to 100% (99%)	45% to 100% (99%)
Investment securities —AFS	$—	$2,804
Comparable pricing:
Bond price	N/A	97 to 107 points (101 points)
Net derivative and other contracts:
Interest rate	$796	$682
Option model:
IR volatility skew	33% to 99% (60% / 59%)	0% to 349% (62% / 59%)
IR curve correlation	65% to 98% (83% / 83%)	54% to 99% (87% / 89%)
Bond volatility	5% to 14% (7% / 6%)	6% to 24% (13% / 13%)
Inflation volatility	25% to 65% (45% / 43%)	25% to 66% (45% / 43%)
IR curve	2%	1%

	Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2021	At December 31, 2020
Credit	$(34)	$49
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 83 points (46 points)	0 to 85 points (47 points)
Credit spread	14 to 463 bps (74 bps)	20 to 435 bps (74 bps)
Funding spread	18 to 95 bps (60 bps)	65 to 118 bps (86 bps)
Correlation model:
Credit correlation	23% to 39% (26%)	27% to 44% (32%)
Foreign exchange[2]	$97	$61
Option model:
IR - FX correlation	53% to 57% (55% 55%)	55% to 59% (56% / 56%)
IR volatility skew	33% to 99% (60% / 59%)	0% to 349% (62% / 59%)
IR curve	7%	6% to 8% (7% / 8%)
Foreign exchange volatility skew	-4% to -2% (-3% / -3%)	-22% to 28% (3% / 1%)
Contingency probability	95%	50% to 95% (83% / 93%)
Equity[2]	$(1,000)	$(2,231)
Option model:
Equity volatility	5% to 92% (23%)	16% to 97% (43%)
Equity volatility skew	-4% to 0% (-1%)	-3% to 0% (-1%)
Equity correlation	5% to 99% (74%)	24% to 96% (74%)
FX correlation	-85% to 50% (-33%)	-79% to 60% (-16%)
IR correlation	-13% to 35% (15%)	-13% to 47% (21% / 20%)
Commodity and other	$1,309	$1,709
Option model:
Forward power price	$1 to $248 ($39) per MWh	$-1 to $157 ($28) per MWh
Commodity volatility	8% to 212% (24%)	8% to 183% (19%)
Cross-commodity correlation	43% to 100% (94%)	43% to 99% (92%)
Liabilities Measured at Fair Value on a Recurring Basis
Deposits	$62	$126
Option model:
Equity volatility	7%	7% to 22% (8%)
Nonderivative trading liabilities —Corporate equities	$34	$63
Comparable pricing:
Equity price	100%	100%
Securities sold under agreements to repurchase	$448	$444
Discounted cash flow:
Funding spread	116 to 122 bps (119 bps)	107 to 127 bps (115 bps)
Other secured financings	$395	$516
Discounted cash flow:
Funding spread	N/A	111 bps (111 bps)
Comparable pricing:
Loan price	30 to 100 points (83 points)	30 to 101 points (56 points)

September 2021 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)

Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2021	At December 31, 2020
Borrowings	$2,056	$4,374
Option model:
Equity volatility	7% to 51% (19%)	6% to 66% (23%)
Equity volatility skew	-1% to 0% (0%)	-2% to 0% (0%)
Equity correlation	39% to 98% (91%)	37% to 95% (78%)
Equity - FX correlation	-60% to 10% (-16%)	-72% to 13% (-24%)
IR FX Correlation	-27% to 7% (-5% / -5%)	-28% to 6% (-6% / -6%)
Discounted cash flow:
Recovery rate	40% to 62% (46% / 40%)	N/M
Nonrecurring Fair Value Measurement
Loans	$1,603	$3,134
Corporate loan model:
Credit spread	95 to 562 bps (298 bps)	36 to 636 bps (336 bps)
Comparable pricing:
Loan price	48 to 80 points (63 points)	N/M
Warehouse model:
Credit spread	197 to 450 bps (374 bps)	200 to 413 bps (368 bps)
Comparable pricing:
Bond Price	N/A	88 to 99 bps (94 bps)
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
Net Asset Value Measurements
Fund Interests

	At September 30, 2021		At December 31, 2020
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,430	$640	$2,367	$644
Real estate	1,747	255	1,403	136
Hedge[1]	179	3	59	—
Total	$4,356	$898	$3,829	$780
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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at September 30, 2021
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,094	$408
5-10 years	1,094	678
Over 10 years	242	661
Total	$2,430	$1,747
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At September 30, 2021
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$3,310	$1,603	$4,913
Other assets—Other investments	—	76	76
Total	$3,310	$1,679	$4,989
Liabilities
Other liabilities and accrued expenses—Lending commitments	$156	$67	$223
Total	$156	$67	$223

47	September 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2020
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,566	$3,134	$5,700
Other assets—Other investments	—	16	16
Other assets—ROU assets	21	—	21
Total	$2,587	$3,150	$5,737
Liabilities
Other liabilities and accrued expenses—Lending commitments	$193	$72	$265
Total	$193	$72	$265
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Assets
Loans[2]	$(22)	$(43)	$(75)	$(467)
Goodwill	—	—	(8)	—
Intangibles	—	(1)	(3)	(1)
Other assets— Other investments[3]	(2)	(2)	(55)	(54)
Other assets—Premises, equipment and software[4]	(10)	(29)	(14)	(35)
Total	$(34)	$(75)	$(155)	$(557)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$(2)	$25	$34	$(54)
Total	$(2)	$25	$34	$(54)
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
Financial Instruments Not Measured at Fair Value

	At September 30, 2021
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$123,863	$123,863	$—	$—	$123,863
Investment securities—HTM	81,837	30,726	50,380	982	82,088
Securities purchased under agreements to resell	119,714	—	117,863	1,868	119,731
Securities borrowed	125,922	—	125,923	—	125,923
Customer and other receivables	95,022	—	91,571	3,349	94,920
Loans[1]	173,359	—	23,242	151,341	174,583
Other assets	528	—	528	—	528
Financial liabilities
Deposits	$327,031	$—	$327,384	$—	$327,384
Securities sold under agreements to repurchase	61,059	—	61,100	—	61,100
Securities loaned	11,133	—	11,131	—	11,131
Other secured financings	4,658	—	4,659	—	4,659
Customer and other payables	240,293	—	240,293	—	240,293
Borrowings	154,010	—	160,131	4	160,135
	Commitment Amount
Lending commitments[2]	$136,040	$—	$682	$423	$1,105

	At December 31, 2020
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$105,654	$105,654	$—	$—	$105,654
Investment securities—HTM	71,771	31,239	42,281	900	74,420
Securities purchased under agreements to resell	116,219	—	114,046	2,173	116,219
Securities borrowed	112,391	—	112,392	—	112,392
Customer and other receivables	92,907	—	89,832	3,041	92,873
Loans[1]	150,597	—	16,635	135,277	151,912
Other assets	485	—	485	—	485
Financial liabilities
Deposits	$307,261	$—	$307,807	$—	$307,807
Securities sold under agreements to repurchase	49,472	—	49,315	195	49,510
Securities loaned	7,731	—	7,731	—	7,731
Other secured financings	4,162	—	4,162	—	4,162
Customer and other payables	224,951	—	224,951	—	224,951
Borrowings	143,378	—	150,824	5	150,829
	Commitment Amount
Lending commitments[2]	$125,498	$—	$709	$395	$1,104
1.Amounts include loans measured at fair value on a nonrecurring basis.
2.Represents Lending commitments accounted for as Held for Investment and Held for Sale. For a further discussion on lending commitments, see Note 14.

September 2021 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At September 30, 2021	At December 31, 2020
Business Unit Responsible for Risk Management
Equity	$35,708	$33,952
Interest rates	29,213	31,222
Commodities	7,968	5,078
Credit	1,274	1,344
Foreign exchange	1,589	2,105
Total	$75,752	$73,701
Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Trading revenues	$1,383	$(1,455)	$937	$(1,447)
Interest expense	77	77	234	241
Net revenues[1]	$1,306	$(1,532)	$703	$(1,688)
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended September 30,
	2021		2020
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other debt[1]	$58	$—	$56	$—
Lending commitments	(3)	—	(3)	—
Deposits	—	6	—	(19)
Borrowings	(9)	190	(8)	(720)

	Nine Months Ended September 30,
	2021		2020
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other debt[1]	$311	$—	$(183)	$—
Lending commitments	(2)	—	(2)	—
Deposits	—	15	—	(10)
Borrowings	(36)	612	(14)	991

$ in millions	At September 30, 2021	At December 31, 2020
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(2,730)	$(3,357)
1.Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At September 30, 2021	At December 31, 2020
Loans and other debt[2]	$13,053	$14,042
Nonaccrual loans[2]	10,732	11,551
Borrowings[3]	(2,382)	(3,773)
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
Fair Value Loans on Nonaccrual Status

$ in millions	At September 30, 2021	At December 31, 2020
Nonaccrual loans	$943	$1,407
Nonaccrual loans 90 or more days past due	321	239

49	September 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
7. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at September 30, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$578	$9	$—	$587
Foreign exchange	145	15	—	160
Total	723	24	—	747
Not designated as accounting hedges
Economic loan hedges
Credit	1	16	—	17
Other derivatives
Interest rate	154,421	7,628	221	162,270
Credit	5,624	3,932	—	9,556
Foreign exchange	72,129	1,301	53	73,483
Equity	29,159	—	42,011	71,170
Commodity and other	28,545	—	14,178	42,723
Total	289,879	12,877	56,463	359,219
Total gross derivatives	$290,602	$12,901	$56,463	$359,966
Amounts offset
Counterparty netting	(205,701)	(11,014)	(52,930)	(269,645)
Cash collateral netting	(45,163)	(1,759)	—	(46,922)
Total in Trading assets	$39,738	$128	$3,533	$43,399
Amounts not offset[1]
Financial instruments collateral	(12,419)	—	—	(12,419)
Net amounts	$27,319	$128	$3,533	$30,980
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,385

	Liabilities at September 30, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$—	$—	$—
Foreign exchange	7	20	—	27
Total	7	20	—	27
Not designated as accounting hedges
Economic loan hedges
Credit	15	229	—	244
Other derivatives
Interest rate	144,921	6,683	350	151,954
Credit	5,508	4,463	—	9,971
Foreign exchange	68,163	1,334	52	69,549
Equity	39,690	—	43,296	82,986
Commodity and other	22,708	—	14,480	37,188
Total	281,005	12,709	58,178	351,892
Total gross derivatives	$281,012	$12,729	$58,178	$351,919
Amounts offset
Counterparty netting	(205,701)	(11,014)	(52,930)	(269,645)
Cash collateral netting	(42,471)	(1,087)	—	(43,558)
Total in Trading liabilities	$32,840	$628	$5,248	$38,716
Amounts not offset[1]
Financial instruments collateral	(6,226)	—	(1,007)	(7,233)
Net amounts	$26,614	$628	$4,241	$31,483
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				7,103

	Assets at December 31, 2020
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$946	$2	$—	$948
Foreign exchange	5	2	—	7
Total	951	4	—	955
Not designated as accounting hedges
Economic loan hedges
Credit[2]	2	51	—	53
Other derivatives
Interest rate	221,895	10,343	300	232,538
Credit[2]	5,341	2,147	—	7,488
Foreign exchange	92,334	1,639	79	94,052
Equity	34,278	—	34,166	68,444
Commodity and other	11,095	—	3,554	14,649
Total	364,945	14,180	38,099	417,224
Total gross derivatives	$365,896	$14,184	$38,099	$418,179
Amounts offset
Counterparty netting	(276,682)	(11,601)	(35,260)	(323,543)
Cash collateral netting	(54,921)	(1,865)	—	(56,786)
Total in Trading assets	$34,293	$718	$2,839	$37,850
Amounts not offset[1]
Financial instruments collateral	(13,319)	—	—	(13,319)
Other cash collateral	(391)	—	—	(391)
Net amounts	$20,583	$718	$2,839	$24,140
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,743

	Liabilities at December 31, 2020
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$19	$—	$19
Foreign exchange	291	99	—	390
Total	291	118	—	409
Not designated as accounting hedges
Economic loan hedges
Credit[2]	18	177	—	195
Other derivatives
Interest rate	210,015	7,965	639	218,619
Credit[2]	5,275	2,682	—	7,957
Foreign exchange	92,975	1,500	43	94,518
Equity	49,943	—	36,585	86,528
Commodity and other	8,831	—	3,359	12,190
Total	367,057	12,324	40,626	420,007
Total gross derivatives	$367,348	$12,442	$40,626	$420,416
Amounts offset
Counterparty netting	(276,682)	(11,601)	(35,260)	(323,543)
Cash collateral netting	(51,112)	(823)	—	(51,935)
Total in Trading liabilities	$39,554	$18	$5,366	$44,938
Amounts not offset[1]
Financial instruments collateral	(10,598)	—	(1,520)	(12,118)
Other cash collateral	(62)	(3)	—	(65)
Net amounts	$28,894	$15	$3,846	$32,755
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,746
1.Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
2.Certain prior period amounts have been reclassified to conform to the current presentation.

September 2021 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)
See Note 5 for information related to the unsettled fair value of futures contracts not designated as accounting hedges, which are excluded from the previous tables.
Notionals of Derivative Contracts

	Assets at September 30, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$4	$103	$—	$107
Foreign exchange	12	1	—	13
Total	16	104	—	120
Not designated as accounting hedges
Economic loan hedges
Credit	—	—	—	—
Other derivatives
Interest rate	3,836	7,950	558	12,344
Credit	213	130	—	343
Foreign exchange	3,363	89	9	3,461
Equity	522	—	459	981
Commodity and other	142	—	83	225
Total	8,076	8,169	1,109	17,354
Total gross derivatives	$8,092	$8,273	$1,109	$17,474

	Liabilities at September 30, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$99	$—	$99
Foreign exchange	3	2	—	5
Total	3	101	—	104
Not designated as accounting hedges
Economic loan hedges
Credit	—	7	—	7
Other derivatives
Interest rate	3,924	7,979	505	12,408
Credit	204	140	—	344
Foreign exchange	3,230	87	20	3,337
Equity	538	—	766	1,304
Commodity and other	119	—	87	206
Total	8,015	8,213	1,378	17,606
Total gross derivatives	$8,018	$8,314	$1,378	$17,710

	Assets at December 31, 2020
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$6	$123	$—	$129
Foreign exchange	2	—	—	2
Total	8	123	—	131
Not designated as accounting hedges
Economic loan hedges
Credit[1]	—	1	—	1
Other derivatives
Interest rate	3,847	6,946	409	11,202
Credit[1]	140	87	—	227
Foreign exchange	3,046	103	10	3,159
Equity	444	—	367	811
Commodity and other	107	—	68	175
Total	7,584	7,137	854	15,575
Total gross derivatives	$7,592	$7,260	$854	$15,706

	Liabilities at December 31, 2020
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$80	$—	$80
Foreign exchange	11	3	—	14
Total	11	83	—	94
Not designated as accounting hedges
Economic loan hedges
Credit[1]	1	5	—	6
Other derivatives
Interest rate	4,000	6,915	511	11,426
Credit[1]	142	93	—	235
Foreign exchange	3,180	102	11	3,293
Equity	474	—	591	1,065
Commodity and other	93	—	68	161
Total	7,890	7,115	1,181	16,186
Total gross derivatives	$7,901	$7,198	$1,181	$16,280
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
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 7 to the financial statements in the 2020 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2021	2020	2021	2020
Fair value hedges—Recognized in Interest income
Interest rate contracts	$107	$12	$607	$(68)
Investment Securities—AFS	(82)	(11)	(509)	78
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(763)	$(1,004)	$(3,633)	$5,908
Deposits	15	62	73	(153)
Borrowings	796	915	3,547	(5,844)
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$225	$(260)	$524	$54
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	(19)	(6)	(32)	19

51	September 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Fair Value Hedges—Hedged Items

$ in millions	At September 30, 2021	At December 31, 2020
Investment Securities—AFS
Amortized cost basis currently or previously hedged	$17,823	$16,288
Basis adjustments included in amortized cost[1]	$(459)	$(39)
Deposits
Carrying amount currently or previously hedged	$4,672	$15,059
Basis adjustments included in carrying amount[1]	$20	$93
Borrowings
Carrying amount currently or previously hedged	$120,111	$114,349
Basis adjustments included in carrying amount—Outstanding hedges	$2,996	$6,575
Basis adjustments included in carrying amount—Terminated hedges	$(750)	$(756)
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Loan Hedges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2021	2020	2021	2020
Recognized in Other revenues
Credit contracts[1]	$(21)	$(58)	$(170)	$77
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At September 30, 2021	At December 31, 2020
Net derivative liabilities with credit risk-related contingent features	$22,199	$30,421
Collateral posted	15,433	23,842
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At September 30, 2021
One-notch downgrade	$264
Two-notch downgrade	434
Bilateral downgrade agreements included in the amounts above[1]	$587
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
event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers.
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at September 30, 2021
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$9	$22	$30	$14	$75
Non-investment grade	5	12	16	5	38
Total	$14	$34	$46	$19	$113
Index and basket CDS
Investment grade	$2	$8	$84	$37	$131
Non-investment grade	7	14	37	25	83
Total	$9	$22	$121	$62	$214
Total CDS sold	$23	$56	$167	$81	$327
Other credit contracts	—	—	—	—	—
Total credit protection sold	$23	$56	$167	$81	$327
CDS protection sold with identical protection purchased					$283

	Years to Maturity at December 31, 2020
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$9	$19	$32	$9	$69
Non-investment grade	7	10	17	2	36
Total	$16	$29	$49	$11	$105
Index and basket CDS
Investment grade	$2	$5	$39	$14	$60
Non-investment grade	6	9	29	14	58
Total	$8	$14	$68	$28	$118
Total CDS sold	$24	$43	$117	$39	$223
Other credit contracts	—	—	—	—	—
Total credit protection sold	$24	$43	$117	$39	$223
CDS protection sold with identical protection purchased					$196
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At September 30, 2021	At December 31, 2020
Single-name CDS
Investment grade	$1,532	$1,230
Non-investment grade	(18)	(22)
Total	$1,514	$1,208
Index and basket CDS
Investment grade	$1,590	$843
Non-investment grade	(82)	(824)
Total	$1,508	$19
Total CDS sold	$3,022	$1,227
Other credit contracts	(3)	(4)
Total credit protection sold	$3,019	$1,223
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.

September 2021 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)
Protection Purchased with CDS

	Notional
$ in billions	At September 30, 2021	At December 31, 2020
Single name	$123	$116
Index and basket	228	116
Tranched index and basket	16	14
Total	$367	$246

	Fair Value Asset (Liability)
$ in millions	At September 30, 2021	At December 31, 2020
Single name	$(1,811)	$(1,452)
Index and basket	(1,535)	(57)
Tranched index and basket	(318)	(329)
Total	$(3,664)	$(1,838)
The Firm enters into credit derivatives, principally CDS, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Firm’s counterparties for these derivatives are banks, broker-dealers, and insurance and other financial institutions.
The fair value amounts as shown in the previous tables are prior to cash collateral or counterparty netting. For further information on credit derivatives and other credit contracts, see Note 7 to the financial statements in the 2020 Form 10-K.
8. Investment Securities
AFS and HTM Securities

	At September 30, 2021
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$55,344	$555	$83	$55,816
U.S. agency securities[2]	28,383	386	188	28,581
Agency CMBS	14,881	342	65	15,158
State and municipal securities	285	26	6	305
FFELP student loan ABS[3]	1,728	15	9	1,734
Total AFS securities	100,621	1,324	351	101,594
HTM securities
U.S. Treasury securities	29,684	1,103	61	30,726
U.S. agency securities[2]	48,871	267	1,055	48,083
Agency CMBS	2,331	—	34	2,297
Non-agency CMBS	951	34	3	982
Total HTM securities	81,837	1,404	1,153	82,088
Total investment securities	$182,458	$2,728	$1,504	$183,682

	At December 31, 2020
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$45,345	$1,010	$—	$46,355
U.S. agency securities[2]	37,389	762	25	38,126
Agency CMBS	19,982	465	9	20,438
Corporate bonds	1,694	42	—	1,736
State and municipal securities	1,461	103	1	1,563
FFELP student loan ABS[3]	1,735	7	26	1,716
Other ABS	449	—	—	449
Total AFS securities	108,055	2,389	61	110,383
HTM securities
U.S. Treasury securities	29,346	1,893	—	31,239
U.S. agency securities[2]	38,951	704	8	39,647
Agency CMBS	2,632	4	2	2,634
Non-agency CMBS	842	58	—	900
Total HTM securities	71,771	2,659	10	74,420
Total investment securities	$179,826	$5,048	$71	$184,803
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
Investment Securities in an Unrealized Loss Position

	At September 30, 2021		At December 31, 2020
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$23,587	$83	$151	$—
Total	23,587	83	151	—
U.S. agency securities
Less than 12 months	11,116	170	5,808	22
12 months or longer	839	18	1,168	3
Total	11,955	188	6,976	25
Agency CMBS
Less than 12 months	2,738	65	2,779	9
12 months or longer	22	—	46	—
Total	2,760	65	2,825	9
Corporate bonds
12 months or longer	—	—	31	—
Total	—	—	31	—
State and municipal securities
Less than 12 months	102	6	86	—
12 months or longer	—	—	36	1
Total	102	6	122	1
FFELP student loan ABS
Less than 12 months	39	—	—	—
12 months or longer	759	9	1,077	26
Total	798	9	1,077	26
Total AFS securities in an unrealized loss position
Less than 12 months	37,582	324	8,824	31
12 months or longer	1,620	27	2,358	30
Total	$39,202	$351	$11,182	$61
For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after

53	September 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
performing the analysis described in Note 2 in the 2020 Form 10-K and the Firm expects to recover the amortized cost basis of these securities. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of September 30, 2021 and December 31, 2020, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at September 30, 2021 and December 31, 2020 reflect an ACL of $35 million and $26 million, respectively, related to Non-agency CMBS. See Note 2 in the 2020 Form 10-K for a description of the ACL methodology used for HTM Securities. As of September 30, 2021, and December 31, 2020, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 15 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, FFELP student loan ABS and other ABS.
Investment Securities by Contractual Maturity

	At September 30, 2021
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield
AFS securities
U.S. Treasury securities:
Due within 1 year	$11,941	$12,031	1.4%
After 1 year through 5 years	34,704	35,070	1.1%
After 5 years through 10 years	8,699	8,715	1.2%
Total	55,344	55,816
U.S. agency securities:
Due within 1 year	3	3	1.2%
After 1 year through 5 years	132	134	1.3%
After 5 years through 10 years	1,402	1,438	1.8%
After 10 years	26,846	27,006	1.5%
Total	28,383	28,581
Agency CMBS:
Due within 1 year	193	194	1.7%
After 1 year through 5 years	1,926	1,964	1.7%
After 5 years through 10 years	9,974	10,257	1.6%
After 10 years	2,788	2,743	1.4%
Total	14,881	15,158
State and municipal securities:
Due within 1 year	4	4	1.9%
After 1 year through 5 years	22	22	1.8%
After 5 years through 10 years	49	58	2.1%
After 10 Years	210	221	2.0%
Total	285	305
FFELP student loan ABS:
Due within 1 year	31	31	0.8%
After 1 year through 5 years	183	180	0.9%
After 5 years through 10 years	148	144	0.7%
After 10 years	1,366	1,379	1.2%
Total	1,728	1,734
Total AFS securities	100,621	101,594	1.3%

	At September 30, 2021
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield
HTM securities
U.S. Treasury securities:
Due within 1 year	4,022	4,058	1.9%
After 1 year through 5 years	18,673	19,217	1.7%
After 5 years through 10 years	5,426	5,811	2.4%
After 10 years	1,563	1,640	2.3%
Total	29,684	30,726
U.S. agency securities:
After 5 years through 10 years	497	512	2.0%
After 10 years	48,374	47,571	1.6%
Total	48,871	48,083
Agency CMBS:
Due within 1 year	46	46	1.1%
After 1 year through 5 years	1,193	1,181	1.3%
After 5 years through 10 years	939	922	1.4%
After 10 years	153	148	1.5%
Total	2,331	2,297
Non-agency CMBS:
Due within 1 year	151	151	4.5%
After 1 year through 5 years	61	62	2.6%
After 5 years through 10 years	703	730	3.6%
After 10 years	36	39	4.4%
Total	951	982
Total HTM securities	81,837	82,088	1.7%
Total investment securities	$182,458	$183,682	1.5%
1.Amounts are net of any ACL.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Gross realized gains	$17	$55	$236	$120
Gross realized (losses)	—	—	(27)	(14)
Total[1]	$17	$55	$209	$106
1.Realized gains and losses are recognized in Other revenues in the income statements.

September 2021 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
9. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At September 30, 2021
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$215,672	$(95,951)	$119,721	$(116,787)	$2,934
Securities borrowed	136,731	(10,809)	125,922	(119,047)	6,875
Liabilities
Securities sold under agreements to repurchase	$157,938	$(95,951)	$61,987	$(54,226)	$7,761
Securities loaned	21,942	(10,809)	11,133	(10,822)	311
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,417
Securities borrowed					2,006
Securities sold under agreements to repurchase					7,167
Securities loaned					173

	At December 31, 2020
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$264,140	$(147,906)	$116,234	$(114,108)	$2,126
Securities borrowed	124,921	(12,530)	112,391	(107,434)	4,957
Liabilities
Securities sold under agreements to repurchase	$198,493	$(147,906)	$50,587	$(43,960)	$6,627
Securities loaned	20,261	(12,530)	7,731	(7,430)	301
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,870
Securities borrowed					596
Securities sold under agreements to repurchase					6,282
Securities loaned					128
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
Gross Secured Financing Balances by Remaining Contractual Maturity

	At September 30, 2021
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$48,461	$53,458	$12,529	$43,490	$157,938
Securities loaned	12,675	—	150	9,117	21,942
Total included in the offsetting disclosure	$61,136	$53,458	$12,679	$52,607	$179,880
Trading liabilities— Obligation to return securities received as collateral	22,528	—	—	—	22,528
Total	$83,664	$53,458	$12,679	$52,607	$202,408

	At December 31, 2020
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$84,349	$60,853	$26,221	$27,070	$198,493
Securities loaned	15,267	247	—	4,747	20,261
Total included in the offsetting disclosure	$99,616	$61,100	$26,221	$31,817	$218,754
Trading liabilities— Obligation to return securities received as collateral	16,389	—	—	—	16,389
Total	$116,005	$61,100	$26,221	$31,817	$235,143
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At September 30, 2021	At December 31, 2020
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$40,104	$94,662
Other sovereign government obligations	83,996	71,140
Corporate equities	24,508	24,692
Other	9,330	7,999
Total	$157,938	$198,493
Securities loaned
Other sovereign government obligations	$1,359	$3,430
Corporate equities	20,195	16,536
Other	388	295
Total	$21,942	$20,261
Total included in the offsetting disclosure	$179,880	$218,754
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$22,487	$16,365
Other	41	24
Total	$22,528	$16,389
Total	$202,408	$235,143
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At September 30, 2021	At December 31, 2020
Trading assets	$33,926	$30,954
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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At September 30, 2021	At December 31, 2020
Collateral received with right to sell or repledge	$706,446	$724,818
Collateral that was sold or repledged[1]	535,697	523,648
1.Does not include securities used to meet federal regulations for the Firm’s U.S. broker-dealers.

55	September 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
Securities Segregated for Regulatory Purposes

$ in millions	At September 30, 2021	At December 31, 2020
Segregated securities[1]	$20,552	$34,106
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheets.
Customer Margin and Other Lending

$ in millions	At September 30, 2021	At December 31, 2020
Margin and other lending	$69,608	$74,714
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
10. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At September 30, 2021
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$4,774	$8,998	$13,772
Secured lending facilities	27,345	3,650	30,995
Commercial real estate	6,915	434	7,349
Residential real estate	41,428	8	41,436
Securities-based lending and Other loans	80,413	78	80,491
Total loans	160,875	13,168	174,043
ACL	(684)		(684)
Total loans, net	$160,191	$13,168	$173,359
Fixed rate loans, net			$40,590
Floating or adjustable rate loans, net			132,769
Loans to non-U.S. borrowers, net			21,260

	At December 31, 2020
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$6,046	$8,580	$14,626
Secured lending facilities	25,727	3,296	29,023
Commercial real estate	7,346	822	8,168
Residential real estate	35,268	48	35,316
Securities-based lending and Other loans	64,232	67	64,299
Total loans	138,619	12,813	151,432
ACL	(835)		(835)
Total loans, net	$137,784	$12,813	$150,597
Fixed rate loans, net			$32,796
Floating or adjustable rate loans, net			117,801
Loans to non-U.S. borrowers, net			21,081
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 10 to the financial statements in the 2020 Form 10-K.
Note 5 for further information regarding Loans and lending commitments held at fair value. See Note 14 for details of current commitments to lend in the future.
Loans Held for Investment before Allowance by Origination Year

	At September 30, 2021			At December 31, 2020
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$1,529	$2,302	$3,831	$1,138	$3,231	$4,369
2021	—	71	71
2020	179	26	205	585	80	665
2019	—	181	181	204	202	406
2018	195	—	195	195	—	195
2017	—	60	60	—	64	64
Prior	231	—	231	247	100	347
Total	$2,134	$2,640	$4,774	$2,369	$3,677	$6,046

September 2021 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

	At September 30, 2021			At December 31, 2020
	Secured lending facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$7,000	$16,034	$23,034	$4,711	$14,510	$19,221
2021	33	354	387
2020	84	175	259	162	253	415
2019	173	1,065	1,238	260	1,904	2,164
2018	310	786	1,096	614	1,432	2,046
2017	144	306	450	245	581	826
Prior	—	881	881	—	1,055	1,055
Total	$7,744	$19,601	$27,345	$5,992	$19,735	$25,727

	At September 30, 2021			At December 31, 2020
	Commercial real estate
$ in millions	IG	NIG	Total	IG	NIG	Total
2021	260	537	797
2020	160	813	973	95	943	1,038
2019	1,148	1,400	2,548	1,074	1,848	2,922
2018	533	415	948	746	774	1,520
2017	334	339	673	412	387	799
Prior	100	876	976	100	967	1,067
Total	$2,535	$4,380	$6,915	$2,427	$4,919	$7,346

	At September 30, 2021
	Residential real estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$66	$26	$4	$96	$—	$96
2021	8,749	1,863	164	10,099	677	10,776
2020	8,245	1,711	133	9,557	532	10,089
2019	4,941	1,130	149	5,836	384	6,220
2018	1,977	519	65	2,369	192	2,561
2017	2,282	584	76	2,736	206	2,942
Prior	6,350	2,060	334	7,967	777	8,744
Total	$32,610	$7,893	$925	$38,660	$2,768	$41,428

	At December 31, 2020
	Residential real estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$85	$32	$5	$122	$—	$122
2020	8,948	1,824	149	10,338	583	10,921
2019	5,592	1,265	168	6,584	441	7,025
2018	2,320	604	75	2,756	243	2,999
2017	2,721	690	89	3,251	249	3,500
2016	3,324	884	118	4,035	291	4,326
Prior	4,465	1,626	284	5,684	691	6,375
Total	$27,455	$6,925	$888	$32,770	$2,498	$35,268

	At September 30, 2021
	Securities-based lending[1]	Other[2]
$ in millions		Investment Grade	Non-Investment Grade	Total
Revolving	$67,009	$5,783	$670	$73,462
2021	31	346	64	441
2020	—	729	590	1,319
2019	19	1,105	627	1,751
2018	232	288	384	904
2017	—	521	262	783
Prior	16	1,395	342	1,753
Total	$67,307	$10,167	$2,939	$80,413

	December 31, 2020
	Securities-based lending[1]	Other[2]
$ in millions		Investment Grade	Non-Investment Grade	Total
Revolving	$51,667	$4,816	$555	$57,038
2020	—	1,073	590	1,663
2019	18	1,156	623	1,797
2018	232	407	403	1,042
2017	—	654	122	776
2016	—	566	111	677
Prior	16	1,066	157	1,239
Total	$51,933	$9,738	$2,561	$64,232
1. Securities-based loans are subject to collateral maintenance provisions, and at September 30, 2021 and December 31, 2020, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2020 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment.
Past Due Loans Held for Investment before Allowance1

$ in millions	At September 30, 2021	At December 31, 2020
Corporate	$4	$—
Residential real estate	235	332
Securities-based lending and Other loans	—	31
Total	$239	$363

1.The majority of the amounts are past due for a period of greater than 90 days as of September 30, 2021, and the majority of the amounts are past due for a period of less than 90 days as of December 31, 2020.
Nonaccrual Loans Held for Investment before Allowance

$ in millions	At September 30, 2021	At December 31, 2020
Corporate	$82	$164
Secured lending facilities	388	—
Commercial real estate	68	152
Residential real estate	127	97
Securities-based lending and Other loans	161	178
Total[1]	$826	$591
Nonaccrual loans without an ACL	$125	$90
1.Includes all HFI loans that are 90 days or more past due as of September 30, 2021 and December 31, 2020.
See Note 2 to the financial statements in the 2020 Form 10-K for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans.
Troubled Debt Restructurings

$ in millions	At September 30, 2021	At December 31, 2020
Loans, before ACL	$65	$167
Lending commitments	—	27
ACL on Loans and Lending commitments	9	36
Troubled debt restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions. See Note 2 to the financial statements in the 2020 Form 10-K for further information on TDR guidance issued by Congress in the CARES Act as well as by the U.S. banking agencies.

57	September 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses Rollforward—Loans

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2020	$309	$198	$211	$59	$58	$835
Gross charge-offs	(19)	(67)	(21)	—	—	(107)
Provision for credit losses	(91)	47	4	(2)	5	(37)
Other	(2)	(3)	(1)	1	(2)	(7)
September 30, 2021	$197	$175	$193	$58	$61	$684

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2019	$115	$101	$75	$25	$33	$349
Effect of CECL adoption	(2)	(42)	34	21	(2)	9
Gross charge-offs	(33)	—	(26)	—	—	(59)
Recoveries	3	—	—	—	2	5
Net recoveries (charge-offs)	(30)	—	(26)	—	2	(54)
Provision for credit losses	281	131	173	12	4	601
Other	3	1	(34)	—	38	8
September 30, 2020	$367	$191	$222	$58	$75	$913
Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2020	$323	$38	$11	$1	$23	$396
Provision for credit losses	39	2	—	—	(5)	36
Other	(3)	1	(1)	—	—	(3)
September 30, 2021	$359	$41	$10	$1	$18	$429

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2019	$201	$27	$7	$—	$6	$241
Effect of CECL adoption	(41)	(11)	1	2	(1)	(50)
Provision for credit losses	119	24	7	(1)	7	156
Other	—	—	(4)	—	4	—
September 30, 2020	$279	$40	$11	$1	$16	$347
CRE—Commercial real estate
SBL—Securities-based lending
Provision for Credit Losses

	Three Months Ended September 30,
$ in millions	2021	2020
Loans	$5	$63
Lending commitments	19	48

The aggregate allowance for loans and lending commitments decreased in the current year period, primarily reflecting charge-offs, as well as an allowance release as a result of paydowns on Corporate loans, including by lower-rated borrowers, offset by the provision for one Secured lending facility.The base scenario used in our ACL models as of September 30, 2021 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models. Given the nature of our lending portfolio, the most sensitive model input is
U.S. gross domestic product. The base scenario, among other things, assumes continued growth over the forecast period and a year-over-year U.S. GDP effective growth rate of approximately 6% in the fourth quarter of 2021, supported by fiscal stimulus and accommodative monetary policy. For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 10 to the financial statements in the 2020 Form 10-K.
Employee Loans

$ in millions	At September 30, 2021	At December 31, 2020
Currently employed by the Firm[1]	$3,486	$3,100
No longer employed by the Firm[2]	128	$140
Employee loans	$3,614	$3,240
ACL	(163)	(165)
Employee loans, net of ACL	$3,451	$3,075
Remaining repayment term, weighted average in years	5.6	5.3
1.These loans were predominantly current as of September 30, 2021 and December 31, 2020.
2.These loans were predominantly past due for a period of 90 days or more as of September 30, 2021 and December 31, 2020.

Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives, are full recourse and generally require periodic repayments, and are due in full upon termination of employment with the Firm. These loans are recorded in Customer and other receivables in the balance sheets. The ACL as of September 30, 2021 and December 31, 2020 was calculated under the CECL methodology. The related provision is recorded in Compensation and benefits expense in the income statements. See Note 2 to the financial statements in the 2020 Form 10-K for a description of the CECL allowance methodology, including credit quality indicators, for employee loans.
11. Other Assets—Equity Method Investments
Equity Method Investments

$ in millions	At September 30, 2021	At December 31, 2020
Investments	$2,298	$2,410

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Income (loss)	$24	$10	$51	$(24)
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

September 2021 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)
Japanese Securities Joint Venture

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Income (loss) from investment in MUMSS	$29	$15	$113	$46
For more information on Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) and other relationships with Mitsubishi UFJ Financial Group, Inc., see Note 12 to the financial statements in the 2020 Form 10-K.
12. Deposits
Deposits

$ in millions	At September 30, 2021	At December 31, 2020
Savings and demand deposits	$310,845	$279,221
Time deposits	18,196	31,561
Total	$329,041	$310,782
Deposits subject to FDIC insurance	$226,605	$234,211
Time deposits that equal or exceed the FDIC insurance limit	$—	$16
Time Deposit Maturities

$ in millions	At September 30, 2021
2021	$3,544
2022	6,124
2023	4,243
2024	2,813
2025	793
Thereafter	679
Total	$18,196
13. Borrowings and Other Secured Financings
Borrowings

$ in millions	At September 30, 2021	At December 31, 2020
Original maturities of one year or less	$4,825	$3,691
Original maturities greater than one year
Senior	$211,226	$202,305
Subordinated	13,711	11,083
Total	$224,937	$213,388
Total borrowings	$229,762	$217,079
Weighted average stated maturity, in years[1]	7.7	7.3
1.Only includes borrowings with original maturities greater than one year.
Other Secured Financings

$ in millions	At September 30, 2021	At December 31, 2020
Original maturities:
One year or less	$4,947	$10,453
Greater than one year	5,325	5,410
Total	$10,272	$15,863
Transfers of assets accounted for as secured financings	$1,255	$1,529
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
14. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at September 30, 2021
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$16,994	$36,794	$45,711	$7,396	$106,895
Secured lending facilities	4,799	6,061	1,717	630	13,207
Commercial and Residential real estate	303	242	133	270	948
Securities-based lending and Other	12,028	3,132	470	436	16,066
Forward-starting secured financing receivables	64,603	—	—	—	64,603
Central counterparty	300	—	—	11,807	12,107
Underwriting	428	14	—	—	442
Investment activities	1,119	240	60	409	1,828
Letters of credit and other financial guarantees	26	—	—	3	29
Total	$100,600	$46,483	$48,091	$20,951	$216,125
Lending commitments participated to third parties					$8,380
Forward-starting secured financing receivables settled within three business days					$55,387
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 15 to the financial statements in the 2020 Form 10-K.

59	September 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Guarantees

	At September 30, 2021
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,231,656	$1,036,489	$396,233	$933,946	$(48,593)
Standby letters of credit and other financial guarantees issued[2]	1,466	1,053	770	3,573	88
Market value guarantees	75	20	—	—	—
Liquidity facilities	4,022	—	—	—	5
Whole loan sales guarantees	—	—	69	23,112	—
Securitization representations and warranties[3]	—	—	—	74,446	(42)
General partner guarantees	327	12	32	114	(65)
Client clearing guarantees	54	—	—	—	—
1.The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. For further information on derivatives contracts, see Note 7.
2.These amounts include certain issued standby letters of credit participated to third parties, totaling $0.6 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of September 30, 2021, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $85 million.
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

September 2021 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)
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

On September 23, 2014, Financial Guaranty Insurance Company (“FGIC”) filed a complaint against the Firm in the Supreme Court of the State of New York County (“Supreme Court of NY”) styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. relating to the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and warranties and defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees, interest and costs. On January 23, 2017, the court denied the Firm’s motion to dismiss the complaint. On September 13, 2018, the Appellate Division, First Department (“First Department”) affirmed in part and reversed in part the lower court’s order denying the Firm’s motion to dismiss the complaint. On December 20, 2018, the First Department denied plaintiff’s motion for leave to appeal to the New York Court of Appeals (“Court of Appeals”) or, in the alternative, for re-argument. On July 30, 2021, the Firm filed a motion for summary judgment. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and FGIC that the Firm did not repurchase, plus pre- and post- judgment interest, fees and costs, as well as claim payments that FGIC has made and will make in the future. In addition, plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.
On January 23, 2015, Deutsche Bank National Trust Company, in its capacity as trustee, filed a complaint against the Firm styled Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS
Capital I Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.05 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential, rescissory, equitable and punitive damages, attorneys’ fees, costs and other related expenses, and interest. On December 11, 2015, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On October 19, 2018, the court granted the Firm’s motion for leave to amend its answer and to stay the case pending resolution of Deutsche Bank National Trust Company’s appeal to the Court of Appeals in another case, styled Deutsche Bank National Trust Company v. Barclays Bank PLC, regarding the applicable statute of limitations. On January 17, 2019, the First Department reversed the trial court’s order to the extent that it had granted in part the Firm’s motion to dismiss the complaint. On June 4, 2019, the First Department granted the Firm’s motion for leave to appeal its January 17, 2019 decision to the Court of Appeals. On March 19, 2020, the Firm filed a motion for partial summary judgment. On December 22, 2020, the Court of Appeals reversed the First Department and reinstated the trial court's order to the extent it had granted in part the Firm's motion to dismiss the complaint. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and a monoline insurer that the Firm did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts, the prior set-off by the Firm of approximately €124 million (approximately $144 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2012. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority’s appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On June 22, 2020, the Firm filed an appeal against the decision of the Court of Appeal in Amsterdam before the

61	September 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Dutch High Court. On January 29, 2021, the Advocate General of the Dutch High Court issued an advisory opinion on the Firm’s appeal, which rejected the Firm’s principal grounds of appeal. On February 11, 2021, the Firm and the Dutch Authority each responded to this opinion. On June 22, 2021, Dutch criminal authorities sought various documents in connection with an investigation of the Firm related to the civil claims asserted by the Dutch Authority concerning the accuracy of the Firm subsidiary’s tax returns and the maintenance of its books and records for 2007 to 2012.
15. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity1

	At September 30, 2021		At December 31, 2020
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[2]	$774	$234	$590	$17
Investment vehicles[3]	696	216	776	355
Operating entities	497	38	504	39
Other	452	220	248	3
Total	$2,419	$708	$2,118	$414
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
3.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At September 30, 2021	At December 31, 2020
Assets
Cash and cash equivalents	$270	$269
Trading assets at fair value	1,550	1,445
Investment securities	33	—
Securities purchased under agreements to resell	200	—
Customer and other receivables	18	23
Intangible assets	89	98
Other assets	259	283
Total	$2,419	$2,118
Liabilities
Other secured financings	$505	$366
Other liabilities and accrued expenses	203	48
Total	$708	$414
Noncontrolling interests	$130	$196
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
Non-consolidated VIEs

	At September 30, 2021
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$157,608	$1,968	$6,048	$2,014	$53,835
Maximum exposure to loss[3]
Debt and equity interests	$19,539	$169	$—	$1,239	$10,497
Derivative and other contracts	—	—	4,022	—	6,345
Commitments, guarantees and other	530	—	—	—	1,119
Total	$20,069	$169	$4,022	$1,239	$17,961
Carrying value of variable interests—Assets
Debt and equity interests	$19,539	$169	$—	$1,239	$10,497
Derivative and other contracts	—	—	6	—	2,307
Total	$19,539	$169	$6	$1,239	$12,804
Additional VIE assets owned[4]					$15,975
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$224

	At December 31, 2020
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$184,153	$3,527	$6,524	$2,161	$48,241
Maximum exposure to loss[3]
Debt and equity interests	$26,247	$257	$—	$1,187	$11,008
Derivative and other contracts	—	—	4,425	—	5,639
Commitments, guarantees and other	929	—	—	—	749
Total	$27,176	$257	$4,425	$1,187	$17,396
Carrying value of variable interests–Assets
Debt and equity interests	$26,247	$257	$—	$1,187	$11,008
Derivative and other contracts	—	—	5	—	851
Total	$26,247	$257	$5	$1,187	$11,859
Additional VIE assets owned[4]					$20,019
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$222
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

September 2021 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At September 30, 2021		At December 31, 2020
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$23,049	$2,536	$17,775	$3,175
Commercial mortgages	67,858	3,741	62,093	4,131
U.S. agency collateralized mortgage obligations	62,470	10,881	99,182	17,224
Other consumer or commercial loans	4,231	2,381	5,103	1,717
Total	$157,608	$19,539	$184,153	$26,247
Transferred Assets with Continuing Involvement

	At September 30, 2021
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$7,528	$92,588	$38,788	$13,481
Retained interests
Investment grade	$93	$938	$629	$—
Non-investment grade	21	287	—	74
Total	$114	$1,225	$629	$74
Interests purchased in the secondary market
Investment grade	$7	$83	$41	$—
Non-investment grade	34	77	—	—
Total	$41	$160	$41	$—
Derivative assets	$—	$—	$—	$586
Derivative liabilities	—	—	—	178

	At December 31, 2020
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$7,515	$84,674	$21,061	$12,978
Retained interests
Investment grade	$49	$822	$615	$—
Non-investment grade	16	195	—	114
Total	$65	$1,017	$615	$114
Interests purchased in the secondary market
Investment grade	$—	$96	$116	$—
Non-investment grade	43	80	—	21
Total	$43	$176	$116	$21
Derivative assets	$—	$—	$—	$400
Derivative liabilities	—	—	—	436

	Fair Value At September 30, 2021
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$725	$—	$725
Non-investment grade	38	52	90
Total	$763	$52	$815
Interests purchased in the secondary market
Investment grade	$124	$7	$131
Non-investment grade	74	37	111
Total	$198	$44	$242
Derivative assets	$585	$1	$586
Derivative liabilities	149	29	178

	Fair Value at December 31, 2020
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$663	$—	$663
Non-investment grade	6	63	69
Total	$669	$63	$732
Interests purchased in the secondary market
Investment grade	$196	$16	$212
Non-investment grade	62	82	144
Total	$258	$98	$356
Derivative assets	$388	$12	$400
Derivative liabilities	435	1	436
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
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
New transactions[1]	$12,103	$12,969	$43,303	$30,629
Retained interests	2,396	1,991	7,960	7,215
Sales of corporate loans to CLO SPEs[1,2]	144	234	217	373
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.

63	September 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 14).
Assets Sold with Retained Exposure

$ in millions	At September 30, 2021	At December 31, 2020
Gross cash proceeds from sale of assets[1]	$64,054	$45,051
Fair value
Assets sold	$64,185	$46,609
Derivative assets recognized in the balance sheets	901	1,592
Derivative liabilities recognized in the balance sheets	771	64
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
Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital). Capital standards require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At September 30, 2021 and December 31, 2020, the differences between the actual and required ratios were lower under the Standardized Approach.
In 2020, the U.S. banking agencies adopted a final rule, consistent with an interim final rule that was effective March 31, 2020, altering, for purposes of the regulatory capital rules, the required adoption time period for CECL. As of September 30, 2021 and December 31, 2020, the risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated excluding the effect of the adoption of CECL based on the Firm’s election to defer this effect over a five-
year transition period which began on January 1, 2020 in accordance with the final rule.
Risk-Based Regulatory Capital Ratio Requirements

		At September 30, 2021 and December 31, 2020
		Standardized	Advanced
Capital buffers
Capital conservation buffer		—	2.5%
SCB		5.7%	N/A
G-SIB capital surcharge		3.0%	3.0%
CCyB[1]		0%	0%
Capital buffer requirement[2]		8.7%	5.5%

		At September 30, 2021 and December 31, 2020
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
3.Required ratios represent the regulatory minimum plus the capital buffer requirement.

September 2021 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)
The Firm’s Regulatory Capital and Capital Ratios

$ in millions	Required Ratio[1]	At September 30, 2021	At December 31, 2020
Risk-based capital
Common Equity Tier 1 capital		$75,785	$78,650
Tier 1 capital		83,435	88,079
Total capital		94,062	97,213
Total RWA		473,020	453,106
Common Equity Tier 1 capital ratio	13.2%	16.0%	17.4%
Tier 1 capital ratio	14.7%	17.6%	19.4%
Total capital ratio	16.7%	19.9%	21.5%

$ in millions	Required Ratio[1]	At September 30, 2021	At December 31, 2020
Leverage-based capital
Adjusted average assets[2]		$1,145,682	$1,053,510
Tier 1 leverage ratio	4.0%	7.3%	8.4%
Supplementary leverage exposure[3,4]		$1,459,466	$1,192,506
SLR[4]	5.0%	5.7%	7.4%
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
Certain U.S. Bank Subsidiaries’ Regulatory Capital and Capital Ratios
The OCC establishes capital requirements for the Firm’s U.S. bank subsidiaries, which as of September 30, 2021 and December 31, 2020 include, among others, Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”), and evaluates their compliance with such capital requirements. Regulatory capital requirements for MSBNA and MSPBNA are calculated in a similar manner to the Firm’s regulatory capital requirements, although G-SIB capital surcharge and SCB requirements do not apply to the U.S. bank subsidiaries.
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
At September 30, 2021 and December 31, 2020, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. At September 30, 2021 and December 31, 2020, the risk-based and leverage-based capital amounts and ratios are calculated excluding the effect of the adoption of CECL based on MSBNA’s and MSPBNA’s election to defer this effect over a five-year transition period, which began on January 1, 2020.
MSBNA’s Regulatory Capital

			At September 30, 2021		At December 31, 2020
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$18,562	20.8%	$17,238	18.7%
Tier 1 capital	8.0%	8.5%	18,562	20.8%	17,238	18.7%
Total capital	10.0%	10.5%	19,149	21.4%	17,882	19.4%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$18,562	10.2%	$17,238	10.1%
SLR	6.0%	3.0%	18,562	8.1%	17,238	8.0%
MSPBNA’s Regulatory Capital

			At September 30, 2021		At December 31, 2020
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$9,972	24.9%	$8,213	21.3%
Tier 1 capital	8.0%	8.5%	9,972	24.9%	8,213	21.3%
Total capital	10.0%	10.5%	10,045	25.1%	8,287	21.5%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$9,972	7.1%	$8,213	7.2%
SLR	6.0%	3.0%	9,972	6.9%	8,213	6.9%
1.Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the ability to make capital distributions, including the payment of dividends.
U.S. Broker-Dealer Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At September 30, 2021	At December 31, 2020
Net capital	$15,922	$12,869
Excess net capital	12,043	9,034
MS&Co. is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At September 30, 2021 and December 31, 2020, MS&Co. exceeded its net capital

65	September 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
17. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At September 30, 2021	Liquidation Preference per Share	At September 30, 2021	At December 31, 2020
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J2	—	—	—	1,500
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
Total			$7,750	$9,250
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
2.On March 15, 2021, the Firm announced the redemption in whole of its outstanding Series J preferred stock. On notice of redemption, the amount due to holders of Series J Preferred Stock was reclassified to Borrowings, and on April 15, 2021 the redemption settled at the carrying value of $1.5 billion.
For a description of Series A through Series N preferred stock issuances, see Note 18 to the financial statements in the 2020 Form 10-K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 16).
On October 25, 2021, the Firm issued 52 million Depositary Shares of Series O Preferred Stock, for an aggregate price of $1.3 billion. Each Depositary Share represents a 1/1000th interest in a share of 4.250% Non-Cumulative Preferred Stock, Series O, $0.01 par value (“Series O Preferred Stock”). The Series O Preferred Stock is redeemable at the Firm’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after January 15, 2027 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25 per Depositary Share). The Series O Preferred Stock also has a preference over the Firm’s common stock upon liquidation.
Share Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Repurchases of common stock under the Firm’s Share Repurchase Program	$3,557	$—	$8,631	$1,347
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
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2021	2020	2021	2020
Weighted average common shares outstanding, basic	1,781	1,542	1,797	1,546
Effect of dilutive Stock options, RSUs and PSUs	31	24	27	19
Weighted average common shares outstanding and common stock equivalents, diluted	1,812	1,566	1,824	1,565
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	—	—	—	7

September 2021 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)
Dividends

$ in millions, except per share data	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$256	$11	$256	$11
C	25	13	25	13
E	445	15	445	15
F	430	15	430	15
H	239	12	248	13
I	398	16	398	16
J2	—	—	261	16
K	366	15	366	15
L	305	6	305	6
M3	29	12	—	—
N4	2,650	8	—	—
Total Preferred stock		$123		$120
Common stock	0.70	$1,276	$0.35	$551

$ in millions, except per share data	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$758	$33	$761	$33
C	75	39	75	39
E	1,336	45	1,336	45
F	1,289	44	1,289	44
H	719	37	897	47
I	1,195	48	1,195	48
J2	253	15	955	58
K	1,097	45	1,097	45
L	914	18	914	18
M3	59	24	—	—
N4	5,300	16	—	—
Total Preferred stock		$364		$377
Common stock	$1.40	$2,562	$1.05	$1,662
1.Common and Preferred Stock dividends are payable quarterly, unless otherwise noted.
2.Series J was payable semiannually until July 15, 2020, after which it was payable quarterly until its redemption.
3.Series M is payable semiannually until September 15, 2026, and thereafter will be payable quarterly.
4.Series N is payable semiannually until March 15, 2023, and thereafter will be payable quarterly.
Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Total
June 30, 2021	$(895)	$1,004	$(481)	$(2,151)	$(2,523)
OCI during the period	(65)	(256)	5	138	(178)
September 30, 2021	$(960)	$748	$(476)	$(2,013)	$(2,701)
June 30, 2020	$(1,017)	$1,827	$(620)	$(189)	$1
OCI during the period	81	(62)	5	(562)	(538)
September 30, 2020	$(936)	$1,765	$(615)	$(751)	$(537)
December 31, 2020	$(795)	$1,787	$(498)	$(2,456)	$(1,962)
OCI during the period	(165)	(1,039)	22	443	(739)
September 30, 2021	$(960)	$748	$(476)	$(2,013)	$(2,701)
December 31, 2019	$(897)	$207	$(644)	$(1,454)	$(2,788)
OCI during the period	(39)	1,558	29	703	2,251
September 30, 2020	$(936)	$1,765	$(615)	$(751)	$(537)
CTA—Cumulative foreign currency translation adjustments
1.Amounts are net of tax and noncontrolling interests.
Components of Period Changes in OCI

	Three Months Ended September 30, 2021
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(14)	$(64)	$(78)	$(13)	$(65)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(14)	$(64)	$(78)	$(13)	$(65)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(317)	$74	$(243)	$—	$(243)
Reclassified to earnings	(17)	4	(13)	—	(13)
Net OCI	$(334)	$78	$(256)	$—	$(256)
Pension and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	7	(2)	5	—	5
Net OCI	$7	$(2)	$5	$—	$5
Change in net DVA
OCI activity	$187	$(46)	$141	$9	$132
Reclassified to earnings	9	(3)	6	—	6
Net OCI	$196	$(49)	$147	$9	$138

	Three Months Ended September 30, 2020
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$34	$76	$110	$29	$81
Reclassified to earnings	—	—	—	—	—
Net OCI	$34	$76	$110	$29	$81
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(26)	$6	$(20)	$—	$(20)
Reclassified to earnings	(55)	13	(42)	—	(42)
Net OCI	$(81)	$19	$(62)	$—	$(62)
Pension and other
OCI activity	$(1)	$1	$—	$—	$—
Reclassified to earnings	6	(1)	5	—	5
Net OCI	$5	$—	$5	$—	$5
Change in net DVA
OCI activity	$(747)	$178	$(569)	$(1)	$(568)
Reclassified to earnings	8	(2)	6	—	6
Net OCI	$(739)	$176	$(563)	$(1)	$(562)

	Nine Months Ended September 30, 2021
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(106)	$(150)	$(256)	$(91)	$(165)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(106)	$(150)	$(256)	$(91)	$(165)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(1,146)	$267	$(879)	$—	$(879)
Reclassified to earnings	(209)	49	(160)	—	(160)
Net OCI	$(1,355)	$316	$(1,039)	$—	$(1,039)
Pension and other
OCI activity	$8	$—	$8	$—	$8
Reclassified to earnings	21	(7)	14	—	14
Net OCI	$29	$(7)	$22	$—	$22
Change in net DVA
OCI activity	$591	$(148)	$443	$27	$416
Reclassified to earnings	36	(9)	27	—	27
Net OCI	$627	$(157)	$470	$27	$443

67	September 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2020
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$19	$(17)	$2	$38	$(36)
Reclassified to earnings	(3)	—	(3)	—	(3)
Net OCI	$16	$(17)	$(1)	$38	$(39)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$2,142	$(503)	$1,639	$—	$1,639
Reclassified to earnings	(106)	25	(81)	—	(81)
Net OCI	$2,036	$(478)	$1,558	$—	$1,558
Pension and other
OCI activity	$20	$(4)	$16	$—	$16
Reclassified to earnings	16	(3)	13	—	13
Net OCI	$36	$(7)	$29	$—	$29
Change in net DVA
OCI activity	$967	$(233)	$734	$41	$693
Reclassified to earnings	14	(4)	10	—	10
Net OCI	$981	$(237)	$744	$41	$703

18. Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Interest income
Investment securities	$643	$529	$2,100	$1,603
Loans	1,063	967	3,091	3,171
Securities purchased under agreements to resell and Securities borrowed[1]	(282)	(187)	(899)	70
Trading assets, net of Trading liabilities	525	537	1,521	1,902
Customer receivables and Other[2]	402	210	1,187	1,171
Total interest income	$2,351	$2,056	$7,000	$7,917

Interest expense
Deposits	$102	$178	$330	$804
Borrowings	597	714	2,030	2,534
Securities sold under agreements to repurchase and Securities loaned[3]	131	165	361	883
Customer payables and Other[4]	(542)	(487)	(1,677)	(746)
Total interest expense	$288	$570	$1,044	$3,475
Net interest	$2,063	$1,486	$5,956	$4,442
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
Accrued Interest

$ in millions	At September 30, 2021	At December 31, 2020
Customer and other receivables	$2,229	$1,652
Customer and other payables	2,374	2,119
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
20. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended September 30, 2021
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,849	$186	$—	$(22)	$3,013
Trading	2,897	(58)	1	21	2,861
Investments	52	8	(15)	—	45
Commissions and fees[1]	664	704	—	(88)	1,280
Asset management[1,2]	145	3,628	1,470	(42)	5,201
Other	172	119	—	(1)	290
Total non-interest revenues	6,779	4,587	1,456	(132)	12,690
Interest income	948	1,464	8	(69)	2,351
Interest expense	232	116	11	(71)	288
Net interest	716	1,348	(3)	2	2,063
Net revenues	$7,495	$5,935	$1,453	$(130)	$14,753
Provision for credit losses	$24	$—	$—	$—	$24
Compensation and benefits	2,248	3,159	513	—	5,920
Non-compensation expenses	2,250	1,246	570	(131)	3,935
Total non-interest expenses	$4,498	$4,405	$1,083	$(131)	$9,855
Income before provision for income taxes	$2,973	$1,530	$370	$1	$4,874
Provision for income taxes	713	373	64	—	1,150
Net income	2,260	1,157	306	1	3,724
Net income applicable to noncontrolling interests	31	—	(14)	—	17
Net income applicable to Morgan Stanley	$2,229	$1,157	$320	$1	$3,707

September 2021 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2020
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,707	$135	$—	$(16)	$1,826
Trading[3]	2,865	268	2	15	3,150
Investments	87	1	258	—	346
Commissions and fees[1]	639	477	1	(80)	1,037
Asset management[1,2]	114	2,793	795	(38)	3,664
Other[3]	123	91	1	(3)	212
Total non-interest revenues	5,535	3,765	1,057	(122)	10,235
Interest income	1,086	1,065	7	(102)	2,056
Interest expense	492	176	8	(106)	570
Net interest	594	889	(1)	4	1,486
Net revenues[3]	$6,129	$4,654	$1,056	$(118)	$11,721
Provision for credit losses[3]	$113	$(2)	$—	$—	$111
Compensation and benefits	2,001	2,684	401	—	5,086
Non-compensation expenses[3]	1,967	852	340	(122)	3,037
Total non-interest expenses[3]	$3,968	$3,536	$741	$(122)	$8,123
Income before provision for income taxes	$2,048	$1,120	$315	$4	$3,487
Provision for income taxes	385	278	72	1	736
Net income	1,663	842	243	3	2,751
Net income applicable to noncontrolling interests	16	—	18	—	34
Net income applicable to Morgan Stanley	$1,647	$842	$225	$3	$2,717

	Nine Months Ended September 30, 2021
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$7,838	$640	$—	$(65)	$8,413
Trading	10,048	323	(18)	63	10,416
Investments	199	24	521	—	744
Commissions and fees[1]	2,216	2,269	1	(272)	4,214
Asset management[1,2]	432	10,266	3,991	(117)	14,572
Other	467	479	(23)	(7)	916
Total non-interest revenues	21,200	14,001	4,472	(398)	39,275
Interest income	2,791	4,316	26	(133)	7,000
Interest expense	827	328	29	(140)	1,044
Net interest	1,964	3,988	(3)	7	5,956
Net revenues	$23,164	$17,989	$4,469	$(391)	$45,231
Provision for credit losses	$1	$(2)	$—	$—	$(1)
Compensation and benefits	7,795	9,604	1,742	—	19,141
Non-compensation expenses	6,526	3,621	1,557	(397)	11,307
Total non-interest expenses	$14,321	$13,225	$3,299	$(397)	$30,448
Income before provision for income taxes	$8,842	$4,766	$1,170	$6	$14,784
Provision for income taxes	2,023	1,103	253	1	3,380
Net income	6,819	3,663	917	5	11,404
Net income applicable to noncontrolling interests	85	—	(19)	—	66
Net income applicable to Morgan Stanley	$6,734	$3,663	$936	$5	$11,338

	Nine Months Ended September 30, 2020
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$4,902	$403	$—	$(66)	$5,239
Trading[3]	10,298	413	(13)	56	10,754
Investments	98	9	552	—	659
Commissions and fees[1]	2,230	1,538	1	(270)	3,499
Asset management[1,2]	342	7,980	2,144	(120)	10,346
Other[3]	11	256	(39)	(7)	221
Total non-interest revenues	17,881	10,599	2,645	(407)	30,718
Interest income	4,809	3,468	22	(382)	7,917
Interest expense	3,184	653	33	(395)	3,475
Net interest	1,625	2,815	(11)	13	4,442
Net revenues[3]	$19,506	$13,414	$2,634	$(394)	$35,160
Provision for credit losses[3]	$718	$39	$—	$—	$757
Compensation and benefits	6,767	7,625	1,012	—	15,404
Non-compensation expenses[3]	6,030	2,433	948	(400)	9,011
Total non-interest expenses[3]	$12,797	$10,058	$1,960	$(400)	$24,415
Income before provision for income taxes	$5,991	$3,317	$674	$6	$9,988
Provision for income taxes	1,326	758	136	1	2,221
Net income	4,665	2,559	538	5	7,767
Net income applicable to noncontrolling interests	75	—	81	—	156
Net income applicable to Morgan Stanley	$4,590	$2,559	$457	$5	$7,611
I/E–Intersegment Eliminations
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees which may relate to services performed in prior periods.
3.Certain prior period amounts have been reclassified to conform to the current presentation. See Note 1 for additional information.
For a discussion about the Firm’s business segments, see Note 23 to the financial statements in the 2020 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Institutional Securities Advisory	$1,272	$357	$2,416	$1,181
Institutional Securities Underwriting	1,577	1,350	5,422	3,721
Firm Investment banking revenues from contracts with customers	91%	95%	91%	92%
Trading Revenues by Product Type1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Interest rate	$(32)	$511	$844	$2,593
Foreign exchange	253	138	841	603
Equity security and index[2]	1,903	1,478	5,631	4,494
Commodity and other	538	553	2,079	1,286
Credit	199	470	1,021	1,778
Total	$2,861	$3,150	$10,416	$10,754
1.Certain prior period amounts have been reclassified to conform to the current presentation. See Note 1 for additional information.
2.Dividend income is included within equity security and index contracts.
The previous table summarizes realized and unrealized gains and losses, from derivative and non-derivative financial

69	September 2021 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At September 30, 2021	At December 31, 2020
Net cumulative unrealized performance-based income at risk of reversing	$774	$735
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Fee waivers	$139	$37	$364	$70
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
Other Expenses—Transaction Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Transaction taxes	$262	$194	$717	$524
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Americas	$11,255	$8,455	$33,331	$25,293
EMEA	1,752	1,472	6,004	4,778
Asia	1,746	1,794	5,896	5,089
Total	$14,753	$11,721	$45,231	$35,160
1.Certain prior period amounts have been reclassified to conform to the current presentation. See Note 1 for additional information.
For a discussion about the Firm’s geographic net revenues, see Note 23 to the financial statements in the 2020 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2021	2020	2021	2020
Non-interest revenues	$1,308	$556	$1,862	$1,616
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. For the three and nine months ended September 30, 2021 these revenues primarily include investment banking advisory fees, and for the three and nine months ended September 30, 2020, these revenues primarily include investment banking advisory fees and distribution fees.
Receivables from Contracts with Customers

$ in millions	At September 30, 2021	At December 31, 2020
Customer and other receivables	$3,592	$3,200
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheets, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At September 30, 2021	At December 31, 2020
Institutional Securities	$808,252	$753,322
Wealth Management	364,634	355,595
Investment Management	17,590	6,945
Total[1]	$1,190,476	$1,115,862
1. Parent assets have been fully allocated to the business segments.

September 2021 Form 10-Q	70

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30,
	2021			2020
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$179,626	$643	1.4%	$133,726	$529	1.6%
Loans[1]	170,656	1,063	2.5%	144,985	967	2.7%
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	154,122	(177)	(0.5)%	123,614	(99)	(0.3)%
Non-U.S.	71,266	(105)	(0.6)%	58,567	(88)	(0.6)%
Trading assets, net of Trading liabilities[3]:
U.S.	77,576	411	2.1%	78,417	443	2.2%
Non-U.S.	22,880	114	2.0%	21,092	94	1.8%
Customer receivables and Other[4]:
U.S.	137,525	358	1.0%	81,908	171	0.8%
Non-U.S.	73,130	44	0.2%	63,657	39	0.2%
Total	$886,781	$2,351	1.1%	$705,966	$2,056	1.2%
Interest bearing liabilities
Deposits[1]	$325,520	$102	0.1%	$236,119	$178	0.3%
Borrowings[1,5]	227,880	597	1.0%	205,166	714	1.4%
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	34,755	52	0.6%	30,154	81	1.1%
Non-U.S.	35,219	79	0.9%	28,320	84	1.2%
Customer payables and Other[7]:
U.S.	129,298	(431)	(1.3)%	119,846	(399)	(1.3)%
Non-U.S.	76,248	(111)	(0.6)%	64,524	(88)	(0.5)%
Total	$828,920	$288	0.1%	$684,129	$570	0.3%
Net interest income and net interest rate spread		$2,063	1.0%		$1,486	0.9%

	Nine Months Ended September 30,
	2021			2020
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$182,804	$2,100	1.5%	$122,613	$1,603	1.7%
Loans[1]	161,422	3,091	2.6%	142,261	3,171	3.0%
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	150,985	(546)	(0.5)%	127,868	194	0.2%
Non-U.S.	71,060	(353)	(0.7)%	59,831	(124)	(0.3)%
Trading assets, net of Trading liabilities[3]:
U.S.	76,456	1,230	2.2%	76,418	1,558	2.7%
Non-U.S.	19,103	291	2.0%	22,570	344	2.0%
Customer receivables and Other[4]:
U.S.	135,596	1,035	1.0%	78,705	892	1.5%
Non-U.S.	74,527	152	0.3%	61,699	279	0.6%
Total	$871,953	$7,000	1.1%	$691,965	$7,917	1.5%
Interest bearing liabilities
Deposits[1]	$322,304	$330	0.1%	$223,733	$804	0.5%
Borrowings[1,5]	221,875	2,030	1.2%	199,855	2,534	1.7%
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	35,335	129	0.5%	30,315	501	2.2%
Non-U.S.	30,917	232	1.0%	29,315	382	1.7%
Customer payables and Other[7]:
U.S.	129,883	(1,349)	(1.4)%	123,662	(693)	(0.7)%
Non-U.S.	73,415	(328)	(0.6)%	64,608	(53)	(0.1)%
Total	$813,729	$1,044	0.2%	$671,488	$3,475	0.7%
Net interest income and net interest rate spread		$5,956	0.9%		$4,442	0.8%
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
7.Includes fees received from Equity Financing customers for securities lending transactions entered into to cover customers’ short positions.

71	September 2021 Form 10-Q

Glossary of Common Terms and Acronyms

2020 Form 10-K	Annual report on Form 10-K for year ended December 31, 2020 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheets	Consolidated balance sheets
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statements	Consolidated cash flow statements
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRM	Credit Risk Management Department
CVA	Credit valuation adjustment
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
ELN	Equity-linked note(s)
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial Holding Company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
G-SIB	Global systemically important banks
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statements	Consolidated income statements

IRS	Internal Revenue Service
IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSIP	Morgan Stanley & Co. International plc
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PRA	Prudential Regulation Authority
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TDR	Troubled debt restructuring
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

September 2021 Form 10-Q	72

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
Legal Proceedings
The following developments have occurred since previously reporting certain matters in the Firm’s 2020 Form 10-K and the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (the “First Quarter Form 10-Q”) and the quarterly period ended June 30, 2021 (the “Second Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in the 2020 Form 10-K, the First Quarter Form 10-Q, and the Second Quarter Form 10-Q.
Residential Mortgage and Credit Crisis Matters
On July 30, 2021, the Firm filed a motion for summary judgment in Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al.
On August 13, 2021, the parties in U.S. Bank National Association, solely in its capacity as Trustee of the Morgan Stanley Mortgage Loan Trust 2007-2AX (MSM 2007-2AX) v. Morgan Stanley Mortgage Capital Holdings LLC, Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. and GreenPoint Mortgage Funding, Inc., filed a stipulation of voluntary discontinuance with prejudice.
Risk Factors
For a discussion of the risk factors affecting the Firm, see “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Shares Purchased as Part of Share Repurchase Program[2,3]	Dollar Value of Remaining Authorized Repurchase
July	10,456,550	$93.94	10,284,648	$11,033
August	14,721,794	$100.55	14,152,826	$9,608
September	11,343,989	$102.79	11,328,590	$8,443
Three Months Ended September 30, 2021	36,522,333	$99.35	35,766,064
1.Includes 756,269 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended September 30, 2021.
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
Other Information
None.
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date.
15	Letter of awareness from Deloitte & Touche LLP, dated November 3, 2021, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

73	September 2021 Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ RAJA J. AKRAM
Raja J. Akram Deputy Chief Financial Officer, Chief Accounting Officer and Controller
Date: November 3, 2021

September 2021 Form 10-Q	74