Form 10-K
period 2021-12-31
MORGAN STANLEY
filed 2022-02-24
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
Commission File Number 1-11758
(Exact name of Registrant as specified in its charter)

Delaware	1585 Broadway			36-3145972	(212)	761-4000
(State or other jurisdiction of incorporation or organization)	New York,	NY	10036	(I.R.S. Employer Identification No.)	(Registrant’s telephone number, including area code)
	(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	MS	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate	MS/PA	New York Stock Exchange
Non-Cumulative Preferred Stock, Series A, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PE	New York Stock Exchange
Non-Cumulative Preferred Stock, Series E, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PF	New York Stock Exchange
Non-Cumulative Preferred Stock, Series F, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PI	New York Stock Exchange
Non-Cumulative Preferred Stock, Series I, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PK	New York Stock Exchange
Non-Cumulative Preferred Stock, Series K, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 4.875%	MS/PL	New York Stock Exchange
Non-Cumulative Preferred Stock, Series L, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 4.250%	MS/PO	New York Stock Exchange
Non-Cumulative Preferred Stock, Series O, $0.01 par value
Global Medium-Term Notes, Series A, Fixed Rate Step-Up Senior Notes Due 2026	MS/26C	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒
As of June 30, 2021, the aggregate market value of the common stock of Registrant held by non-affiliates of Registrant was approximately $162,040,978,089. This calculation does not reflect a determination that persons are affiliates for any other purposes.
As of January 31, 2022, there were 1,781,299,489 shares of Registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2022 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2021

Table of Contents	Part	Item	Page
7. Derivative Instruments and Hedging Activities			100
8. Investment Securities			104
9. Collateralized Transactions			106
10. Loans, Lending Commitments and Related Allowance for Credit Losses			108
11. Goodwill and Intangible Assets			111
12. Other Assets—Equity Method Investments and Leases			112
13. Deposits			112
14. Borrowings and Other Secured Financings			113
15. Commitments, Guarantees and Contingencies			114
16. Variable Interest Entities and Securitization Activities			119
17. Regulatory Requirements			123
18. Total Equity			126
19. Interest Income and Interest Expense			129
20. Deferred Compensation Plans and Carried Interest Compensation			129
21. Employee Benefit Plans			131
22. Income Taxes			134
23. Segment, Geographic and Revenue Information			135
24. Parent Company			137
Financial Data Supplement (Unaudited)			140
Glossary of Common Terms and Acronyms			142
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		9	143
Controls and Procedures		9A	143
Other Information		9B	145
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections		9C	145
Unresolved Staff Comments	I	1B	145
Properties		2	145
Legal Proceedings		3	145
Mine Safety Disclosures		4	148
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II	5	148
Directors, Executive Officers and Corporate Governance	III	10	149
Executive Compensation		11	149
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		12	149
Certain Relationships and Related Transactions and Director Independence		13	150
Principal Accountant Fees and Services		14	150
Exhibits and Financial Statement Schedules	IV	15	150
Form 10-K Summary		16	153
Signatures			153
i

Forward-Looking Statements
We have included in or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public statements, certain statements, including (without limitation) those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Risk” and “Legal Proceedings” that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.
The nature of our business makes predicting the future trends of our revenues, expenses, and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements, and it is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include (without limitation):
•the effect of market conditions, particularly in the global equity, fixed income, currency, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and real estate and energy markets;
•the level of individual investor participation in the global markets, as well as the level of client assets;
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
•our ability to effectively manage our capital and liquidity, including under stress tests designed by our banking regulators;
•the impact of current, pending and future legislation or changes thereto, regulation (including capital, leverage, funding, liquidity, consumer protection, and recovery and resolution requirements) and our ability to address such requirements;
•uncertainty concerning fiscal or monetary policies established by central banks and financial regulators, government shutdowns, debt ceilings or funding;
•changes to global trade policies, tariffs, interest rates, replacements of LIBOR and replacement or reform of other interest rate benchmarks;
•legal and regulatory actions, including litigation and enforcement, in the U.S. and worldwide;
•changes in tax laws and regulations globally;
•the effectiveness of our risk management processes and related controls, including climate risk;
•our ability to effectively respond to an economic downturn, or other market disruptions;
•the effect of social, economic, and political conditions and geopolitical events, including as a result of changes in U.S. presidential administrations or Congress, and sovereign risk;
•the actions and initiatives of current and potential competitors, as well as governments, central banks, regulators and self-regulatory organizations;
•our ability to provide innovative products and services and execute our strategic initiatives, and costs related thereto, including with respect to the operational or technological integration related to such innovative and strategic initiatives;
•the performance and results of our acquisitions, divestitures, joint ventures, partnerships, strategic alliances, or other strategic arrangements and related integrations;
•investor, consumer and business sentiment and confidence in the financial markets;
•our reputation and the general perception of the financial services industry;
•our ability to retain and attract qualified employees;
•the effects of the coronavirus disease (“COVID-19”) pandemic, including the rate of distribution and administration of vaccines globally, the severity and duration of any resurgence of COVID-19 variants, future actions taken by governmental authorities, and the effects on our employees, customers and counterparties;
•climate-related incidents, other pandemics and acts of war, aggression or terrorism; and
•other risks and uncertainties detailed under “Business—Competition,” “Business—Supervision and Regulation,” “Risk Factors” and elsewhere throughout this report.
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

iii

Business
Overview
We are a global financial services firm that, through our subsidiaries and affiliates, advises, and originates, trades, manages and distributes capital for, governments, institutions and individuals. We were originally incorporated under the laws of the State of Delaware in 1981, and our predecessor companies date back to 1924. We are a financial holding company (“FHC”) regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”). We conduct our business from our headquarters in and around New York City, our regional offices and branches throughout the U.S. and our principal offices in London, Tokyo, Hong Kong and other world financial centers. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Firm,” “us,” “we” and “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout the 2021 Form 10-K.
Financial information concerning us, our business segments and geographic regions for each of the years ended December 31, 2021, December 31, 2020 and December 31, 2019 is included in “Financial Statements and Supplementary Data.”
On March 1, 2021, we completed the acquisition of Eaton Vance Corp. (“Eaton Vance”), and on October 2, 2020, we completed the acquisition of E*TRADE Financial Corporation (E*TRADE). For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management” and Note 3 to the financial statements.
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
Competition
All aspects of our businesses are highly competitive, and we expect them to remain so. We compete in the U.S. and globally for clients, market share and human talent. Operating within the financial services industry on a global basis presents, among other things, technological, risk management, regulatory and other infrastructure challenges that require effective resource allocation in order for us to remain competitive. Our competitive position depends on a number of factors, including our reputation, the quality and consistency of our long-term investment performance, innovation, execution, relative pricing or other factors including entering into new, or expanding current, businesses as a result of acquisitions and other strategic initiatives. Our ability to sustain or improve our competitive position also depends substantially on our ability to continue to attract and retain highly qualified employees while managing compensation and other costs. We compete with commercial banks, brokerage firms, insurance companies, exchanges, electronic trading and clearing platforms, financial data repositories, sponsors of mutual funds, hedge funds and private equity funds, energy companies, financial technology firms and other companies offering financial or ancillary services in the U.S. and globally, as well as digitally, including through the internet. In addition, restrictive laws and regulations applicable to certain financial services institutions, which may prohibit us from engaging in certain transactions and impose more stringent capital and liquidity requirements, can put us at a competitive disadvantage to competitors in certain businesses not subject to these same requirements. See also “Supervision and Regulation” herein and “Risk Factors.”
We compete directly in the U.S. and globally with other securities and financial services firms and broker-dealers and with others on a regional or product basis. Additionally, there is increased competition driven by established firms and asset managers, as well as the emergence of new firms and business models (including innovative uses of technology) competing for the same clients and assets or offering similar products and services to retail and institutional customers. We also compete with companies that provide online trading and banking services, investment advisor services, robo-advice capabilities, access to digital asset capabilities and services, and other financial products and services.
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

1	December 2021 Form 10-K

position and could result in pricing pressure on our businesses.
We continue to experience price competition in some of our businesses. In particular, the ability to execute securities, derivatives and other financial instrument trades electronically on exchanges, swap execution facilities and other automated trading platforms, and the introduction and application of new technologies will likely continue the pressure on revenues. The trend toward direct access to automated, electronic markets will likely continue as additional markets move to more automated trading platforms. We have experienced and will likely continue to experience competitive pressures in these and other areas in the future.
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
We continue to monitor the changing political, tax and regulatory environment. While it is likely that there will be changes in the way major financial institutions are regulated in both the U.S. and other markets in which we operate, it remains difficult to predict the exact impact these changes will have on our business, financial condition, results of operations and cash flows for a particular future period. We expect to remain subject to extensive supervision and regulation.
Financial Holding Company
Consolidated Supervision.    We operate as a BHC and FHC under the BHC Act and are subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve. In particular, we are subject to (among other things): significant regulation and supervision; intensive scrutiny of our businesses and plans for expansion of those businesses; limitations on activities; a systemic risk regime that imposes heightened capital and liquidity requirements; restrictions on activities and investments imposed by a section of the BHC Act added by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) referred to as the “Volcker Rule”; and comprehensive derivatives regulation. In addition, the Consumer Financial Protection Bureau (“CFPB”) has primary rulemaking, enforcement and examination authority over us and our subsidiaries with respect to federal consumer protection laws, to the extent applicable.
Scope of Permitted Activities.    The BHC Act limits the activities of BHCs and FHCs and grants the Federal Reserve authority to limit our ability to conduct activities. We must obtain the Federal Reserve’s approval before engaging in certain banking and other financial activities both in the U.S. and internationally.
The BHC Act grandfathers “activities related to the trading, sale or investment in commodities and underlying physical properties,” provided that we were engaged in “any of such activities as of September 30, 1997 in the U.S.” and provided that certain other conditions that are within our reasonable control are satisfied. We currently engage in our commodities activities pursuant to the BHC Act grandfather exemption, as well as other authorities under the BHC Act.
Activities Restrictions under the Volcker Rule.    The Volcker Rule prohibits banking entities, including us and our affiliates, from engaging in certain proprietary trading activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market-making, risk-mitigating hedging and certain other activities. The Volcker Rule also prohibits certain investments and relationships by banking entities with covered funds, as defined in the Volcker Rule, subject to a number of exemptions and exclusions. In addition, there is an extension until July 2022 for conformance for certain legacy covered funds.
Capital Requirements.    The Federal Reserve establishes capital requirements largely based on the Basel III capital standards established by the Basel Committee on Banking Supervision (“Basel Committee”), including well-capitalized standards, for large BHCs and evaluates our compliance with such requirements. The OCC establishes similar capital requirements and standards for Morgan Stanley Bank, N.A. (“MSBNA”), Morgan Stanley Private Bank, National Association (“MSPBNA”), E*TRADE Bank (“ETB”) and E*TRADE Savings Bank (“ETSB”), a wholly owned subsidiary of ETB (collectively, our “U.S. Bank Subsidiaries”). On January 1, 2022, ETSB merged with and into ETB, and subsequently ETB merged with and into MSPBNA, with MSPBNA as the surviving bank.
The Basel Committee has published a comprehensive set of revisions to its Basel III Framework. The impact on us of any revisions to the Basel Committee’s capital standards is uncertain and depends on future rulemakings by the U.S. banking agencies.
In addition, many of our regulated subsidiaries are subject to regulatory capital requirements, including regulated subsidiaries provisionally registered as swap dealers with the

December 2021 Form 10-K	2

CFTC or conditionally registered as security-based swap dealers with the SEC or registered as broker-dealers or futures commission merchants.
For more information about the specific capital requirements applicable to us and our U.S. Bank Subsidiaries, as well as our subsidiaries that are swap dealers and security-based swap dealers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements” and Note 17 to the financial statements.
Capital Planning, Stress Tests and Capital Distributions.    The Federal Reserve has adopted capital planning and stress test requirements for large BHCs, including Morgan Stanley. For more information about our capital planning and stress test requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements.”
In addition, the Federal Reserve, the OCC and the FDIC have the authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including us and our U.S. Bank Subsidiaries, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. For information about the Federal Reserve’s restrictions on capital distributions for large BHCs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer.” All of these policies and other requirements could affect our ability to pay dividends and/or repurchase stock or require us to provide capital assistance to our U.S. Bank Subsidiaries under circumstances that we would not otherwise decide to do.
Liquidity Requirements.    In addition to capital regulations, the U.S. banking agencies have adopted liquidity and funding standards, including the LCR, the NSFR, liquidity stress testing and associated liquidity reserve requirements.
For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Balance Sheet—Regulatory Liquidity Framework.”
Systemic Risk Regime.    Under rules issued by the Federal Reserve, large BHCs, including Morgan Stanley, must conduct internal liquidity stress tests, maintain unencumbered highly liquid assets to meet projected net cash outflows for 30 days over the range of liquidity stress scenarios used in internal stress tests, and comply with various liquidity risk management requirements. These large BHCs also must comply with a range of risk management and corporate governance requirements.
The Federal Reserve also imposes single-counterparty credit limits (“SCCL”) for large banking organizations. U.S. G-SIBs, including us, are subject to a limit of 15% of Tier 1 capital for aggregate net credit exposures to any “major counterparty” (defined to include other U.S. G-SIBs, foreign G-SIBs and non-bank systemically important financial institutions supervised by the Federal Reserve). In addition, we are subject to a limit of 25% of Tier 1 capital for aggregate net credit exposures to any other unaffiliated counterparty.
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
If the Federal Reserve or the Financial Stability Oversight Council determines that a BHC with $250 billion or more in consolidated assets poses a “grave threat” to U.S. financial stability, the institution may be, among other things, restricted in its ability to merge or offer financial products and/or required to terminate activities and dispose of assets. See also “Capital Requirements” and “Liquidity Requirements” and “Resolution and Recovery Planning” herein.
Resolution and Recovery Planning. We are required to submit once every two years to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. Interim updates are required in certain limited circumstances, including material mergers or acquisitions or fundamental changes to our resolution strategy.
Our preferred resolution strategy, which is set out in our most recent resolution plan, is an SPOE strategy, which generally contemplates the provision of adequate capital and liquidity by the Parent Company to certain of its subsidiaries so that such subsidiaries have the resources necessary to implement the resolution strategy after the Parent Company has filed for bankruptcy.
Our next resolution plan is due July 1, 2023. Further, we submit an annual recovery plan to the Federal Reserve that outlines the steps that management could take over time to generate or conserve financial resources in times of prolonged financial stress.
Certain of our domestic and foreign subsidiaries are also subject to resolution and recovery planning requirements in the jurisdictions in which they operate. For example, the FDIC currently requires certain insured depository institutions (“IDI”), including MSBNA and MSPBNA, to submit a

3	December 2021 Form 10-K

resolution plan every three years, that describes the IDI’s strategy for a rapid and orderly resolution in the event of material financial distress or failure of the IDI.
In addition, certain financial companies, including BHCs such as the Firm and certain of its subsidiaries, can be subject to a resolution proceeding under the orderly liquidation authority, with the FDIC being appointed as receiver, provided that determination of extraordinary financial distress and systemic risk is made by the U.S. Treasury Secretary in consultation with the U.S. President. Regulators have adopted certain orderly liquidation authority implementing regulations and may expand or clarify these regulations in the future. If we were subject to the orderly liquidation authority, the FDIC would have considerable powers, including: the power to remove directors and officers responsible for our failure and to appoint new directors and officers; the power to assign our assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; the ability to differentiate among our creditors, including treating certain creditors within the same class better than others, subject to a minimum recovery right on the part of disfavored creditors to receive at least what they would have received in bankruptcy liquidation; and broad powers to administer the claims process to determine distributions from the assets of the receivership. The FDIC has been developing an SPOE strategy that could be used to implement the orderly liquidation authority.
Regulators have also taken and proposed various actions to facilitate an SPOE strategy under the U.S. Bankruptcy Code, the orderly liquidation authority or other resolution regimes.
For more information about our resolution plan-related submissions and associated regulatory actions, see “Risk Factors—Legal, Regulatory and Compliance Risk,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Resolution and Recovery Planning.”
Cyber and Information Security Risk Management and Protection of Client Information
The financial services industry faces increased global regulatory focus regarding cyber and information security risk management practices. Many aspects of our businesses are subject to cybersecurity legal and regulatory requirements enacted by U.S. federal and state governments and other non-U.S. jurisdictions. These laws are generally aimed at codifying basic cybersecurity protections and mandating data breach notification requirements.
Our businesses are also subject to increasing privacy and data protection legal requirements concerning the use and protection of certain personal information. These requirements impose mandatory privacy and data protection obligations, including providing for individual rights, enhanced governance and accountability requirements, and significant fines and litigation risk for noncompliance. In addition, several jurisdictions have enacted or proposed personal data localization requirements and restrictions on cross-border transfer of personal data that may restrict our ability to conduct business in those jurisdictions or create additional financial and regulatory burdens to do so.
Many aspects of our businesses are subject to legal requirements concerning the use and protection of certain customer information, as well as the privacy and cybersecurity laws referenced above. We have adopted measures designed to comply with these and related applicable requirements in all relevant jurisdictions.
U.S. Bank Subsidiaries
The U.S. Bank Subsidiaries are FDIC-insured depository institutions subject to supervision, regulation and examination by the OCC and are subject to the OCC’s risk governance guidelines, which establish heightened standards for a large IDI’s risk governance framework and the oversight of that framework by the IDI’s board of directors. The U.S. Bank Subsidiaries are also subject to prompt corrective action standards, which require the relevant federal banking regulator to take prompt corrective action with respect to a depository institution if that institution does not meet certain capital adequacy standards. In addition, BHCs, such as Morgan Stanley, are required to serve as a source of strength to their U.S. bank subsidiaries and commit resources to support these subsidiaries in the event such subsidiaries are in financial distress.
Our U.S. Bank Subsidiaries are also subject to Sections 23A and 23B of the Federal Reserve Act, which impose restrictions on certain transactions with affiliates, including any extension of credit to, or purchase of assets from an affiliate. These restrictions limit the total amount of credit exposure that our U.S. Bank Subsidiaries may have to any one affiliate and to all affiliates and require collateral for those exposures. Section 23B requires affiliate transactions to be on market terms.
As commonly controlled FDIC-insured depository institutions, each of the U.S. Bank Subsidiaries could be responsible for any loss to the FDIC from the failure of another U.S. Bank Subsidiary.
Institutional Securities and Wealth Management
Broker-Dealer and Investment Adviser Regulation.    Our primary U.S. broker-dealer subsidiaries, Morgan Stanley & Co. LLC (“MS&Co.”), MSSB and E*TRADE Securities LLC, are registered broker-dealers with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and are members of various self-regulatory

December 2021 Form 10-K	4

organizations, including Financial Industry Regulatory Authority (“FINRA”), and various securities exchanges and clearing organizations. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, capital structure, risk management controls in connection with market access, recordkeeping and retention, and the conduct of their directors, officers, representatives and other associated persons. Broker-dealers are also regulated by securities administrators in those states where they do business. Our broker-dealer subsidiaries are members of the Securities Investor Protection Corporation.
MSSB is also a registered investment adviser with the SEC. MSSB’s relationship with its investment advisory clients is subject to the fiduciary and other obligations imposed on investment advisers. The SEC and other supervisory bodies generally have broad administrative powers to address non-compliance, including the power to restrict or limit MSSB from carrying on its investment advisory and other asset management activities.
The Firm is subject to various regulations that affect broker-dealer sales practices and customer relationships, including the SEC’s “Regulation Best Interest,” which requires broker-dealers to act in the “best interest” of retail customers at the time a recommendation is made without placing the financial or other interests of the broker-dealer ahead of the interest of the retail customer.
Margin lending by our broker-dealers is regulated by the Federal Reserve’s restrictions on lending in connection with customer and proprietary purchases and short sales of securities. Our broker-dealers are also subject to maintenance and other margin requirements imposed under FINRA and other self-regulatory organization rules.
Our U.S. broker-dealer subsidiaries are subject to the SEC’s net capital rule and the net capital requirements of various exchanges, other regulatory authorities and self-regulatory organizations. For more information about these requirements, see Note 17 to the financial statements.
Research.    In addition to research-related regulations currently in place in the U.S. and other jurisdictions, regulators continue to focus on research conflicts of interest and may impose additional regulations.
Regulation of Futures Activities and Certain Commodities Activities.    MS&Co. and E*TRADE Futures LLC, as futures commission merchants, and MSSB, as an introducing broker, are subject to net capital requirements of, and certain of their activities are regulated by, the CFTC, the NFA, the Joint Audit Committee (including the CME Group, in its capacity as MS&Co.’s designated self-regulatory organization), and various commodity futures exchanges. Rules and regulations of the CFTC, NFA, the Joint Audit Committee (including the CME Group) and commodity futures exchanges address obligations related to, among other things, customer asset protections, including rules and regulations governing the segregation of customer funds, the use by futures commission merchants of customer funds, the margining of customer accounts and documentation entered into by futures commission merchants with their customers, recordkeeping and reporting obligations of futures commission merchants and introducing brokers, risk disclosure and risk management.
Our commodities activities are subject to extensive and evolving laws and regulations in the U.S. and abroad.
Derivatives Regulation.    We are subject to comprehensive regulation of our derivatives businesses, including regulations that impose margin requirements, public and regulatory reporting, central clearing and mandatory trading on regulated exchanges or execution facilities for certain types of swaps and security-based swaps (collectively, “Swaps.”)
CFTC and SEC rules require registration of swap dealers and security-based swap dealers, respectively, and impose numerous obligations on such registrants, including adherence to business conduct standards for all in-scope Swaps. We have provisionally or conditionally registered a number of U.S. and non U.S. swap dealers and security-based swap dealers. Swap dealers and security-based swap dealers regulated by a prudential regulator are subject to uncleared Swap margin requirements and minimum capital requirements established by the prudential regulators. Swap dealers and security-based swap dealers not subject to regulation by a prudential regulator are subject to uncleared Swap margin requirements and minimum capital requirements established by the CFTC and SEC, respectively. In some cases, the CFTC and SEC permit non-U.S. swap dealers and security-based swap dealers that do not have a prudential regulator to comply with applicable non-U.S. uncleared Swap margin and minimum capital requirements instead of direct compliance with CFTC or SEC requirements.
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
In addition, certain of our subsidiaries are U.S. registered broker-dealers and act as distributors to our proprietary mutual funds and as placement agents to certain private investment funds managed by our Investment Management business segment. Certain of our affiliates are registered as commodity trading advisors and/or commodity pool operators, or are operating under certain exemptions from

5	December 2021 Form 10-K

such registration pursuant to CFTC rules and other guidance, and have certain responsibilities with respect to each pool they advise. Our investment management activities are subject to additional laws and regulations, including restrictions on sponsoring or investing in, or maintaining certain other relationships with, covered funds, as defined by the Volcker Rule, subject to certain limited exemptions. See also “Financial Holding Company—Activities Restrictions under the Volcker Rule,” “Institutional Securities and Wealth Management—Broker-Dealer and Investment Adviser Regulation,” “Institutional Securities and Wealth Management—Regulation of Futures Activities and Certain Commodities Activities,” and “Institutional Securities and Wealth Management—Derivatives Regulation” herein and “Non-U.S. Regulation” herein for a discussion of other regulations that impact our Investment Management business activities.
U.S. Consumer Protection
We are subject to supervision and regulation by the CFPB with respect to U.S. federal consumer protection laws. Federal consumer protection laws to which we are subject include the Privacy of Consumer Financial Information Act, Equal Credit Opportunity Act, Home Mortgage Disclosure Act, Electronic Fund Transfer Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Truth in Lending Act and Truth in Savings Act, all of which are enforced by the CFPB. We are also subject to certain federal consumer protection laws enforced by the OCC, including the Servicemembers Civil Relief Act. Furthermore, we are subject to certain state consumer protection laws, and under the Dodd-Frank Act, state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. These federal and state consumer protection laws apply to a range of our activities.
Non-U.S. Regulation
All of our businesses are regulated extensively by non-U.S. regulators, including governments, central banks and regulatory bodies, securities exchanges, commodity exchanges, self-regulatory organizations, especially in those jurisdictions in which we maintain an office. Certain regulators have prudential, business conduct and other authority over us or our subsidiaries, as well as powers to limit or restrict us from engaging in certain businesses or to conduct administrative proceedings that can result in censures, fines, the issuance of cease-and-desist orders, or the suspension or expulsion of a regulated entity or its affiliates. Certain of our subsidiaries are subject to capital, liquidity, leverage and other prudential requirements that are applicable under non-U.S. law.
Financial Crimes Program
Our Financial Crimes program is coordinated on an enterprise-wide basis and supports our financial crime prevention efforts across all regions and business units with responsibility for governance, oversight and execution of our anti-money laundering (“AML”), economic sanctions (“Sanctions”), anti-corruption, anti-tax evasion, and government and political activities compliance programs.
In the U.S., the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 and the Anti-Money Laundering Act of 2020, impose significant obligations on financial institutions to detect and deter money laundering and terrorist financing activity, including requiring banks, BHCs and their subsidiaries, broker-dealers, futures commission merchants, introducing brokers and mutual funds to implement AML programs, verify the identity of customers that maintain accounts, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Outside the U.S., applicable laws, rules and regulations similarly require designated types of financial institutions to implement AML programs.
We are also subject to Sanctions, such as regulations and economic sanctions programs administered by the U.S. Treasury's Office of Foreign Assets Control (“OFAC”) and similar sanctions programs imposed by foreign governments or global or regional multilateral organizations, and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, in the jurisdictions in which we operate. Anti-corruption laws generally prohibit offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business.
Human Capital
Employees
Our employees are our most important asset. With offices in 41 countries, we have approximately 75 thousand employees across the globe as of December 31, 2021, whom we depend upon to build value for our clients and shareholders. To facilitate talent attraction and retention, we strive to make Morgan Stanley a diverse and inclusive workplace, with a strong culture and opportunities for our employees to grow and develop in their career and be supported by competitive compensation, benefits, and health and wellness programs.
Culture
Our core values are designed to guide decision making aligned to the expectations of our employees, clients, shareholders, regulators, directors and the communities in which we operate. These guiding values—Put Clients First, Do the Right Thing, Lead with Exceptional Ideas, Commit to Diversity and Inclusion, and Give Back—are at the heart of our workplace culture and underpin our success. Our Code of Conduct is central to our expectation that employees embody our values, and, as such, every new hire and every employee annually is required to certify to their understanding of and

December 2021 Form 10-K	6

adherence to the Code of Conduct. We also invite employee feedback on our culture and workplace through our ongoing employee engagement surveys. For a further discussion of the culture, values, and conduct of employees, see “Quantitative and Qualitative Disclosures about Risk—Risk Management.”
Diversity and Inclusion
We believe that a diverse and inclusive workforce is important to Morgan Stanley’s continued success and our ability to serve our clients. To this end, we pursue a comprehensive diversity and inclusion strategy that includes accountability, representation, advancement, culture, outreach and fostering a sense of belonging for all our employees. To build a diverse talent pipeline, we use global, targeted recruitment and development programs to hire, retain and promote women and ethnically diverse talent. We have also introduced representation objectives to drive greater accountability for a diverse workforce. All of our divisions have identified opportunities to improve diverse representation for women globally and ethnically diverse talent in the U.S. Additionally, the Morgan Stanley Institute for Inclusion helps lead an integrated and transparent diversity, equity and inclusion strategy to deliver our full potential to achieve meaningful change within our Firm and beyond, including our communities.
Talent Development and Retention
We are committed to identifying and developing the talents of our workforce, as well as succession planning. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations. With the evolving work environment, we have increased support for managers and employees, including ongoing training focused on managing and working in a hybrid environment. We also focus on the retention of our talented and skilled employees as one key component of a successful business and culture.
Compensation and Financial Wellness
We pursue responsible and effective compensation programs that reinforce our values and culture through four key objectives: delivering pay for sustainable performance, attracting and retaining top talent, aligning with shareholder interests and mitigating excessive risk taking. In addition to salaries, these programs (which vary by location) include annual bonuses, retirement savings plans with matching contributions, student loan refinancing, free will preparation through our legal plan and supplemental life insurance program, discounted group insurance options, and a financial wellness program in the U.S. and the U.K. To promote equitable rewards for all employees, including women and ethnically diverse employees, we have enhanced our practices to support fair and consistent compensation and reward decisions based on merit, perform ongoing reviews of compensation decisions, including at the point of hire and promotion, and conduct regular assessments of our rewards structure.
Health and Wellness
The well-being of our employees is also key to the success of the Firm. To that end, we provide programs (which vary by location), including healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and surrogacy assistance, employee assistance programs, tuition assistance and on-site services, such as health centers and fitness centers, among many others. Morgan Stanley sponsors free and confidential mental health counseling for all employees and their dependents (which vary by location). The Firm continues to offer mental health benefits in the U.S. that provide access to therapists, mental health coaches and other resources.
In 2021, the Firm launched a Global Wellbeing board, assembling senior leaders with a mission to advance the Firm’s wellbeing strategy. Additionally, in 2021, feedback from the global benefits survey and lessons learned during the pandemic helped identify several key opportunities to strategically expand our health and wellness offerings. In that regard, the Firm has made changes to our global offerings, including enhancements with respect to parental leave policies, paid leave benefits for family care, family building benefits, and subsidized fitness access. We also implemented a new U.S. national concierge primary care benefit. Further, in response to the COVID-19 pandemic, the Firm expanded offerings such as providing paid time off to receive vaccinations, set up in-office vaccination clinics, and made testing available both in office and at home, as well as implemented additional on-site safety measures in our facilities.
For more detailed information regarding our Human Capital programs and initiatives, see “Our People” in our 2020 Sustainability Report and our 2021 Diversity and Inclusion Report (both located on our website). The reports and information elsewhere on our website are not incorporated by reference into, and do not form any part of, this Annual Report.

7	December 2021 Form 10-K

Human Capital Metrics1

Category	Metric		At December 31, 2021
Employees	Employees by geography (thousands)	Americas	51
		Asia Pacific	15
		EMEA	9
Culture	Employee engagement[2]	% Proud to work at Morgan Stanley	90%
Diversity and Inclusion	Global gender representation	% Women	39%
		% Women officer[3]	27%
	U.S. ethnic diversity representation	% Ethnically diverse[4]	32%
		% Ethnically diverse officer[3]	26%
Retention	Voluntary attrition in 2021	% Global	12%
	Tenure	Management Committee average length of service (years)	20
		All employees average length of service (years)	7
Compensation	Compensation and benefits	Total compensation and benefits expense in 2021 (millions)	$24,628
1.Legacy Eaton Vance employees are included in all metrics other than “employee engagement.” For “tenure,” Eaton Vance tenure is based on length of service since joining Eaton Vance.
2.Based on 2021 employee engagement results, which reflect responses from 91% of employees.
3.Officer includes Managing Directors, Executive Directors and Vice Presidents.
4.U.S. ethnically diverse designations align with the Equal Employment Opportunity Commission’s ethnicity and race categories and includes American Indian or Native Alaskan, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Pacific Islander, and two or more races.
Information about our Executive Officers
The executive officers of Morgan Stanley and their age and titles as of February 24, 2022 are set forth below. Business experience is provided in accordance with SEC rules.
Mandell L. Crawley (46). Executive Vice President and Chief Human Resources Officer (since February 2021). Head of Private Wealth Management (June 2017 to January 2021). Chief Marketing Officer (September 2014 to June 2017). Head of National Business Development and Talent Management for Wealth Management (June 2011 to September 2014). Divisional Business Development Officer (May 2010 to June 2011). Regional Business Development Officer (May 2009 to May 2010). Head of Field Sales and Marketing (February 2008 to May 2009). Head of Fixed Income Capital Markets Sales and Distribution for Wealth Management (April 2004 to February 2008).
James P. Gorman (63). Chairman of the Board of Directors and Chief Executive Officer of Morgan Stanley (since January 2012). President and Chief Executive Officer (January 2010 to December 2011) and member of the Board of Directors (since January 2010). Co-President (December 2007 to December 2009) and Co-Head of Strategic Planning (October 2007 to December 2009). President and Chief Operating Officer of Wealth Management (February 2006 to April 2008).
Eric F. Grossman (55). Executive Vice President and Chief Legal Officer of Morgan Stanley (since January 2012). Global Head of Legal (September 2010 to January 2012). Global Head of Litigation (January 2006 to September 2010) and General Counsel of the Americas (May 2009 to September 2010). General Counsel of Wealth Management (November 2008 to September 2010). Partner at the law firm of Davis Polk & Wardwell LLP (June 2001 to December 2005).
Keishi Hotsuki (59). Executive Vice President (since May 2014) and Chief Risk Officer of Morgan Stanley (since May 2011). Interim Chief Risk Officer (January 2011 to May 2011) and Head of Market Risk Department (March 2008 to April 2014). Global Head of Market Risk Management at Merrill Lynch (June 2005 to September 2007).
Edward N. Pick (53). Co-President and Co-Head of Corporate Strategy (since June 2021). Head of Institutional Securities (since July 2018). Global Head of Sales and Trading (October 2015 to July 2018). Head of Global Equities (March 2011 to October 2015). Co-Head of Global Equities (April 2009 to March 2011). Co-Head of Global Capital Markets (July 2008 to April 2009). Co-Head of Global Equity Capital Markets (December 2005 to July 2008).
Jonathan M. Pruzan (53). Executive Vice President (since May 2015) and Chief Operating Officer (since June 2021). Head of Corporate Strategy (December 2016 to May 2021). Chief Financial Officer (May 2015 to May 2021). Co-Head of Global Financial Institutions Group (January 2010 to April 2015). Co-Head of North American Financial Institutions Group M&A (September 2007 to December 2009). Head of the U.S. Bank Group (April 2005 to August 2007).
Andrew M. Saperstein (55). Co-President (since June 2021) and Head of Wealth Management (Since April 2019). Co-Head of Wealth Management (January 2016 to April 2019). Co-Chief Operating Officer of Institutional Securities (March 2015 to January 2016). Head of Wealth Management Investment Products and Services (June 2012 to March 2015).
Daniel A. Simkowitz (56). Head of Investment Management (since October 2015) and Co-Head of Corporate Strategy (since June 2021). Co-Head of Global Capital Markets (March 2013 to September 2015). Chairman of Global Capital Markets (November 2009 to March 2013). Managing Director in Global Capital Markets (December 2000 to November 2009).
Sharon Yeshaya (42). Executive Vice President and Chief Financial Officer (since June 2021). Head of Investor Relations (June 2016 to May 2021). Chief of Staff in the Office of the Chairman and CEO (January 2015 to May 2016). Co-Head of New Product Origination for Derivative Structured Products (December 2012 to December 2014).

December 2021 Form 10-K	8

Risk Factors
For a discussion of the risks and uncertainties that may affect our future results and strategic objectives, see “Forward-Looking Statements” preceding “Business” and “Return on Tangible Common Equity Goal” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our results of operations may be adversely affected by the impacts of the COVID-19 pandemic.
Although the global economy has begun to recover from the COVID-19 pandemic, as many health and safety restrictions have been lifted and vaccine distribution continues to increase, certain adverse consequences of the pandemic continue to impact the global economy and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has also contributed to rising inflationary pressures. Should these ongoing effects of the pandemic continue for an extended period or worsen, we could experience reduced client activity and demand for our products and services.

The Firm continues to be fully operational and, recognizing that local conditions vary for our offices around the world and that the trajectory of the virus continues to be uncertain, our employees are able to work from home and in our offices as deemed necessary. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions, or other restrictions in connection with the pandemic, the impact of the pandemic on our businesses could be exacerbated.
The extent to which the consequences of the COVID-19 pandemic affect our businesses, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and our ability to take capital actions, will depend on future developments that remain uncertain, including the rate of distribution and administration of vaccines globally, the severity and duration of any resurgence of COVID-19 variants, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic, and the effects on our customers, counterparties, employees and third-party service providers. Moreover, the effects of the COVID-19 pandemic will heighten many of the other risks described throughout this section. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer.”
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
Our results of operations have been in the past and may, in the future, be materially affected by fluctuations in the global financial markets, including the level and volatility of equity, fixed income and commodity prices, the level and term structure of interest rates, inflation and currency values, and the level of other market indices, which may be driven by economic conditions, the effects of the COVID-19 pandemic, or other widespread events such as natural disasters, climate-related incidents or acts of war or aggression, changes to global trade policies and the implementation of tariffs or protectionist trade policies and other factors.
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
The value of our financial instruments may be materially affected by market fluctuations. Market volatility, illiquid market conditions and disruptions in the credit markets may make it extremely difficult to value and monetize certain of our financial instruments, particularly during periods of market displacement. Subsequent valuations in future periods, in light of factors then prevailing, may result in significant changes in the value of these instruments and may adversely impact historical or prospective fees and performance-based income (also known as incentive fees, which include carried interest) in respect of certain businesses. In addition, at the

9	December 2021 Form 10-K

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
Concentration of risk may reduce revenues or result in losses in our market-making, investing, underwriting (including block trading), and lending businesses (including margin lending) in the event of unfavorable market movements or when market conditions are more favorable for our competitors. We commit substantial amounts of capital to these businesses, which often results in our taking large positions in the securities of, or making large loans to, a particular issuer or issuers in a particular industry, country or region. For further information regarding our country risk exposure, see also “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks.”
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
Our valuations related to, and reserves for losses on, credit exposures rely on complex models, estimates, and subjective judgments about the future. While we believe current valuations and reserves adequately address our perceived levels of risk, future economic conditions that differ from or are more severe than forecast, inaccurate models or assumptions, or external factors such as natural disasters, geopolitical events or the ongoing COVID-19 pandemic, could lead to inaccurate measurement of or deterioration of credit quality of our borrowers and counterparties or the value of collateral and result in unexpected losses. We may also incur higher than anticipated credit losses as a result of (i) disputes with counterparties over the valuation of collateral or (ii) actions taken by other lenders that may negatively impact the valuation of collateral. In cases where we foreclose on collateral, sudden declines in the value or liquidity of collateral may result in significant losses to us despite our (i) credit monitoring; (ii) over-collateralization; (iii) ability to call for additional collateral; or (iv) ability to force repayment of the underlying obligation, especially where there is a single type of collateral supporting the obligation. In addition, in the longer term, climate change may have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients.
Certain of our credit exposures may be concentrated by counterparty, product, industry or country. Although our models and estimates account for correlations among related types of exposures, a change in the market environment for a concentrated product or an external factor impacting a concentrated counterparty, industry or country may result in credit losses in excess of amounts forecast. Concentrations of credit risk are managed through the Firm’s comprehensive and global Credit Limits Framework.
In addition, as a clearing member of several central counterparties, we are responsible for the defaults or misconduct of our customers and could incur financial losses in the event of default by other clearing members. Although we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.

December 2021 Form 10-K	10

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
Operational Risk

Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., cyber attacks or third-party vulnerabilities) that may manifest as, for example, loss of information, business disruption, theft and fraud, legal and compliance risks, or damage to physical assets. We may incur operational risk across the full scope of our business activities, including revenue-generating activities and support and control groups (e.g., information technology and trade processing). Legal, regulatory and compliance risk is included in the scope of operational risk and is discussed below under “Legal, Regulatory and Compliance Risk.” For more information on how we monitor and manage operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk.”
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
The trend toward direct access to automated, electronic markets and the move to more automated trading platforms has resulted in the use of increasingly complex technology that relies on the continued effectiveness of the programming code and integrity of the data to process the trades. We rely on the ability of our employees, our consultants, our internal systems and systems at technology centers maintained by unaffiliated third parties to operate our different businesses and process a high volume of transactions. Unusually high trading volumes or site usage could cause our systems to operate at an unacceptably slow speed or even fail. Disruptions to, destruction of, instability of or other failure to effectively maintain our information technology systems or external technology that allows our clients and customers to use our products and services (including our self-directed brokerage platform) could harm our business and our reputation.
As a major participant in the global capital markets, we face the risk of incorrect valuation or risk management of our trading positions due to flaws in data, models, electronic trading systems or processes or due to fraud or cyber attack. We also face the risk of operational failure or disruption of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our lending, securities and derivatives transactions. In addition, in the event of a breakdown or improper operation or disposal of our or a direct or indirect third party’s systems (or third parties thereof), processes or information assets, or improper or unauthorized action by third parties, including consultants and subcontractors or our employees, we have in the past and may receive regulatory sanctions, and could suffer financial loss, an impairment to our liquidity position, a disruption of our businesses, or damage to our reputation.
In addition, the interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses, and the increased importance of these entities, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could materially impact our ability to conduct business. Furthermore, the concentration of company and personal information held by a handful of third parties increases the risk that a breach at a key third party may cause an industry-wide event that could significantly increase the cost and risk of conducting business.
There can be no assurance that our business contingency and security response plans fully mitigate all potential risks to us. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses and the communities where we are located. This may include a disruption involving physical site access; software flaws and vulnerabilities; cybersecurity incidents; terrorist activities; political unrest; disease pandemics; catastrophic events; climate-related incidents and natural disasters (such as earthquakes, tornadoes, hurricanes and wildfires); electrical outage; environmental hazard; computer servers; communications or other services we use; our employees or third parties with whom we conduct business.
Although we employ backup systems for our data, those backup systems may be unavailable following a disruption, the affected data may not have been backed up or may not be recoverable from the backup, or the backup data may be costly to recover, which could adversely affect our business.

11	December 2021 Form 10-K

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
We conduct business in various jurisdictions outside the U.S., including jurisdictions that may not have comparable levels of protection for their corporate assets such as intellectual property, trademarks, trade secrets, know-how, and customer information and records. The protection afforded in those jurisdictions may be less established and/or predictable than in the U.S. or other jurisdictions in which we operate. As a result, there may also be heightened risks associated with the potential theft of their data, technology and intellectual property in those jurisdictions by domestic or foreign actors, including private parties and those affiliated with or controlled by state actors. Additionally, we are subject to complex and evolving U.S. and international laws and regulations governing cybersecurity, privacy and data governance, transfer and protection, which may differ and potentially conflict, in various jurisdictions. Any theft of data, technology or intellectual property may negatively impact our operations and reputation, including disrupting the business activities of our subsidiaries, affiliates, joint ventures or clients conducting business in those jurisdictions.
A cyber attack, information or security breach or a technology failure of ours or a third party could adversely affect our ability to conduct our business, manage our exposure to risk, or result in disclosure or misuse of confidential or proprietary information and otherwise adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
Cybersecurity risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet, mobile telecommunications and cloud technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external extremist parties, including foreign state actors, in some circumstances as a means to promote political ends. Global events and geopolitical instability may lead to increased nation state targeting of financial institutions in the U.S. and abroad. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors, or other third parties or users of our systems to disclose sensitive information in order to gain access to our data or that of our employees or clients.
Cybersecurity risks may also derive from human error, fraud or malice on the part of our employees or third parties, or may result from accidental technological failure. These risks may be heightened by several factors, including remote work, or as a result of the integration of acquisitions and other strategic initiatives that may subject us to new technology, customers or third-party providers. In addition, third parties with whom we do business, the regulators with whom we share information, and each of their service providers, as well as the third parties with whom our customers and clients share information used for authentication, may also be sources of cybersecurity risks, particularly where activities of customers are beyond our security and control systems. There is no guarantee that the measures we take will provide absolute security or recoverability given that the techniques used in cyber attacks are complex and frequently change, and are difficult to anticipate.
Like other financial services firms, the Firm, its third-party providers, and its clients continue to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, denial of service attacks, data breaches, social engineering attacks and other events. There can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale.
We maintain a significant amount of personal and confidential information on our customers, clients and certain counterparties that we are required to protect under various state, federal and international data protection and privacy laws. These laws may be in conflict with one another or courts and regulators may interpret them in ways that we had not anticipated or that adversely affect our business. A cyber attack, information or security breach, or a technology failure of ours or of a third party could jeopardize our or our clients’, employees’, partners’, vendors’ or counterparties’ personal, confidential, proprietary or other information processed and stored in, and transmitted through, our and our third parties’ computer systems. Furthermore, such events could cause interruptions or malfunctions in our, our clients’, employees’, partners’, vendors’, counterparties’ or third parties’ operations, as well as the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers or of other third parties. Any of these events could result in reputational damage with our clients and the market, client dissatisfaction, additional costs to us to maintain and update our operational and security systems and infrastructure, violation of the applicable data protection and privacy laws, regulatory investigations and enforcement actions, litigation exposure, or fines or penalties, any of which

December 2021 Form 10-K	12

could adversely affect our business, financial condition or results of operations.
Given our global footprint and the high volume of transactions we process, the large number of clients, partners, vendors and counterparties with which we do business, and the increasing sophistication of cyber attacks, a cyber attack, information or security breach could occur and persist for an extended period of time without detection. It could take considerable time for us to determine the scope, extent, amount and type of information compromised, and the impact of such an attack may not be fully understood. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber attack or data breach.
While many of our agreements with partners and third-party vendors include indemnification provisions, we may not be able to recover sufficiently, or at all, under such provisions to adequately offset any losses we may incur. In addition, although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses.
We continue to make investments with a view toward maintaining and enhancing our cybersecurity posture. The cost of managing cyber and information security risks and attacks along with complying with new, increasingly expansive, and evolving regulatory requirements could adversely affect our results of operations and business.
Liquidity Risk
Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern, as well as the associated funding risks triggered by the market or idiosyncratic stress events that may negatively affect our liquidity and may impact our ability to raise new funding. For more information on how we monitor and manage liquidity risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures about Risk—Liquidity Risk.”
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
In addition, our ability to raise funding could be impaired if investors or lenders develop a negative perception of our long-term or short-term financial prospects due to factors such as an incurrence of large trading losses, a downgrade by the rating agencies, a decline in the level of our business activity, if regulatory authorities take significant action against us or our industry, or if we discover significant employee misconduct or illegal activity.
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
The cost and availability of unsecured financing generally are impacted by our long-term and short-term credit ratings. The rating agencies continue to monitor certain company-specific and industry-wide factors that are important to the determination of our credit ratings. These include governance, capital adequacy, the level and quality of earnings, liquidity and funding, risk appetite and management, asset quality, strategic direction, business mix, regulatory or legislative changes, macroeconomic environment and perceived levels of support, and it is possible that the rating agencies could downgrade our ratings and those of similar institutions.
Our credit ratings also can have an adverse impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is a key consideration, such as OTC and other derivative transactions, including credit derivatives and interest rate swaps. In connection with certain OTC trading agreements and certain other agreements associated with our Institutional Securities business segment, we may be required to provide additional collateral to, or immediately settle any outstanding liability balance with, certain counterparties in the event of a credit rating downgrade.
Termination of our trading and other agreements could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant payments in the form of cash or securities. The additional collateral or termination payments that may occur in the event of a future credit rating downgrade vary by contract and can

13	December 2021 Form 10-K

be based on ratings by either or both of Moody’s Investors Service, Inc. and S&P Global Ratings. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Ratings—Incremental Collateral or Terminating Payments.”
We are a holding company and depend on payments from our subsidiaries.
The Parent Company has no operations and depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Regulatory restrictions, tax restrictions or elections and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to laws, regulations and self-regulatory organization rules that limit, as well as authorize regulatory bodies to block or reduce, the flow of funds to the Parent Company, or that prohibit such transfers or dividends altogether in certain circumstances, including steps to “ring fence” entities by regulators outside the U.S. to protect clients and creditors of such entities in the event of financial difficulties involving such entities.
These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations. Furthermore, as a BHC, we may become subject to a prohibition or to limitations on our ability to pay dividends. The Federal Reserve, the OCC and the FDIC have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the banking organizations they supervise, including us and our U.S. Bank Subsidiaries. See “We may be prevented from paying dividends or taking other capital actions because of regulatory constraints or revised regulatory capital requirements” under "Legal, Regulatory and Compliance Risk" herein.
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
Legal, Regulatory and Compliance Risk
Legal, regulatory and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, limitations on our business, or loss to reputation we may suffer as a result of our failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with AML, anti-corruption and terrorist financing rules and regulations. For more information on how we monitor and manage legal, regulatory and compliance risk, see “Quantitative and Qualitative Disclosures about Risk—Legal and Compliance Risk.”
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
The Firm and its employees are subject to (among other things) wide-ranging regulation and supervision, intensive scrutiny of our businesses and any plans for expansion of those businesses through acquisitions or otherwise, limitations on new activities, a systemic risk regime that imposes heightened capital and liquidity and funding requirements and other enhanced prudential standards, resolution regimes and resolution planning requirements, requirements for maintaining minimum amounts of TLAC and external long-term debt, restrictions on activities and investments imposed by the Volcker Rule, comprehensive derivatives regulation, commodities regulation, market structure regulation, consumer protection regulation, tax regulations, antitrust laws, trade and transaction reporting obligations, and broadened fiduciary obligations.
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
In addition, regulatory requirements that are imposed by foreign policymakers and regulators may be inconsistent or

December 2021 Form 10-K	14

conflict with regulations that we are subject to in the U.S. and may adversely affect us. Legal and regulatory requirements continue to be subject to ongoing change, which may result in significant new costs to comply with new or revised requirements, as well as to monitor for compliance on an ongoing basis.
The application of regulatory requirements and strategies in the U.S. or other jurisdictions to facilitate the orderly resolution of large financial institutions may pose a greater risk of loss for our security holders and subject us to other restrictions.
We are required to submit once every two years to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure. If the Federal Reserve and the FDIC were to jointly determine that our resolution plan submission was not credible or would not facilitate an orderly resolution, and if we were unable to address any deficiencies identified by the regulators, we or any of our subsidiaries may be subject to more stringent capital, leverage, or liquidity requirements or restrictions on our growth, activities or operations, or after a two-year period, we may be required to divest assets or operations.
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
In further development of our SPOE strategy, a wholly owned, direct subsidiary of the Parent Company, Morgan
Stanley Holdings LLC (“Funding IHC”), serves as a resolution funding vehicle. The Parent Company has transferred, and has agreed to transfer on an ongoing basis, certain assets to the Funding IHC. In the event of a resolution scenario, the Parent Company would be obligated to contribute all of its material assets that can be contributed under the terms of the amended and restated support agreement (other than shares in subsidiaries of the Parent Company and certain other assets) (“Contributable Assets”), to the Funding IHC. The Funding IHC would be obligated to provide capital and liquidity, as applicable, to our material entities.
The obligations of the Parent Company and of the Funding IHC, respectively, under the amended and restated support agreement are in most cases secured on a senior basis by the assets of the Parent Company (other than shares in subsidiaries of the Parent Company and certain other assets), and the assets of the Funding IHC, as applicable. As a result, claims of our material entities, including the Funding IHC, against the assets of the Parent Company with respect to such secured assets are effectively senior to unsecured obligations of the Parent Company.
Although an SPOE strategy, whether applied pursuant to our resolution plan or in a resolution proceeding under the orderly liquidation authority, is intended to result in better outcomes for creditors overall, there is no guarantee that the application of an SPOE strategy, including the provision of support to the Parent Company’s material entities pursuant to the secured amended and restated support agreement, will not result in greater losses for holders of our securities compared with a different resolution strategy for us.
Regulators have taken and proposed various actions to facilitate an SPOE strategy under the U.S. Bankruptcy Code, the orderly liquidation authority and other resolution regimes. For example, the Federal Reserve requires top-tier BHCs of U.S. G-SIBs, including the Firm, to maintain minimum amounts of equity and eligible long-term debt TLAC in order to ensure that such institutions have enough loss-absorbing resources at the point of failure to be recapitalized through the conversion of debt to equity or otherwise by imposing losses on eligible TLAC where the SPOE strategy is used. The combined implication of the SPOE resolution strategy and the TLAC requirement is that our losses will be imposed on the holders of eligible long-term debt and other forms of eligible TLAC issued by the Parent Company before any losses are imposed on the creditors of our material entities without requiring taxpayer or government financial support.
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

15	December 2021 Form 10-K

its shareholders and unsecured creditors. Non-U.S. regulators are also considering requirements that certain subsidiaries of large financial institutions maintain minimum amounts of TLAC that would pass losses up from the subsidiaries to the Parent Company and, ultimately, to security holders of the Parent Company in the event of failure.
We may be prevented from paying dividends or taking other capital actions because of regulatory constraints or revised regulatory capital requirements.
We are subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve, including with respect to regulatory capital requirements, stress testing and capital planning. We submit, on at least an annual basis, a capital plan to the Federal Reserve describing proposed dividend payments to shareholders, proposed repurchases of our outstanding securities and other proposed capital actions that we intend to take. Our ability to take capital actions described in the capital plan is dependent on, among other factors, the results of supervisory stress tests conducted by the Federal Reserve and our compliance with regulatory capital requirements imposed by the Federal Reserve.
In addition, the Federal Reserve may change regulatory capital requirements to impose higher requirements that restrict our ability to take capital actions or may modify or impose other regulatory standards or restrictions that increase our operating expenses or constrain our ability to take capital actions. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” herein.
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
These investigations and proceedings, as well as the amount of penalties and fines sought, continue to impact the financial services industry, and certain U.S. and international governmental entities have brought criminal actions against, or have sought criminal convictions, pleas or deferred prosecution agreements from, financial institutions. Significant regulatory or law enforcement action against us could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business.
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
We may be responsible for representations and warranties associated with commercial and residential real estate loans and may incur losses in excess of our reserves.
We originate loans secured by commercial and residential properties. Further, we securitize and trade in a wide range of commercial and residential real estate and real estate-related assets and products. In connection with these activities, we have provided, or otherwise agreed to be responsible for, certain representations and warranties. Under certain circumstances, we may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. We have also made representations and warranties in connection with our role as an originator of certain loans that we securitized in CMBS and RMBS. For additional information, see Note 15 to the financial statements.
We currently have certain legal proceedings related to claims for alleged breaches of representations and warranties. If there are decisions adverse to us in those legal proceedings, we may incur losses substantially in excess of our reserves. In addition, our reserves are based, in part, on certain factual and legal assumptions. If those assumptions are incorrect and need to be revised, we may need to adjust our reserves substantially.

December 2021 Form 10-K	16

A failure to address conflicts of interest appropriately could adversely affect our businesses and reputation.
As a global financial services firm that provides products and services to a large and diversified group of clients, including corporations, governments, financial institutions and individuals, we face potential conflicts of interest in the normal course of business. For example, potential conflicts can occur when there is a divergence of interests between us and a client, among clients, between an employee on the one hand and us or a client on the other, or situations in which we may be a creditor of a client. Moreover, we utilize multiple brands and business channels, including those resulting from our acquisitions, and continue to enhance the collaboration across business segments, which may heighten the potential conflicts of interest or the risk of improper sharing of information.
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
In addition, many models we use are based on assumptions or inputs regarding correlations among prices of various asset classes or other market indicators and, therefore, cannot anticipate sudden, unanticipated, or unidentified market or economic movements, such as the impact of the COVID-19 pandemic, which could cause us to incur losses.
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
While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. For example, to the extent that our trading or investing activities involve less liquid trading markets or are otherwise subject to restrictions on sales or hedging, we may not be able to reduce our positions and, therefore, reduce our risk associated with such positions. We may, therefore, incur losses in the course of our trading or investing activities. For more information on how we monitor and manage market and certain other risks and related strategies, models and processes, see “Quantitative and Qualitative Disclosures about Risk—Market Risk.”
Climate change manifesting as physical or transition risks could adversely affect our operations, businesses and clients.
There is increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include acute events, such as flooding, extreme heat and wildfires, and chronic, longer-term shifts in climate patterns, such as increasing temperatures, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our clients or third parties on which we rely, including through direct damage to physical assets and indirect impacts from supply chain disruption and market volatility.
Additionally, transitioning to a low-carbon economy will likely require extensive policy, legal, technology and market changes. Transition risks, including changes in consumer preferences and additional regulatory and legislative

17	December 2021 Form 10-K

requirements, including carbon taxes, could increase our expenses and adversely impact our strategies and those of our clients.
In addition, our reputation and client relationships may be adversely impacted as a result of our practices related to climate change, including our involvement, or our clients’ involvement, in certain industries, projects, or initiatives associated with causing, or potentially slowing solutions to, climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
As climate risk is interconnected with other risk types, including geopolitical risks, we have developed and continue to enhance processes to embed climate risk considerations into our risk management strategies, as well as governance structures, established for risks such as market, credit and operational risks. Because the timing and severity of climate change events or societal changes in reaction to them may be difficult to predict, our risk management strategies may not be effective in mitigating climate risk exposure.
In addition, the methodology and data used to manage and monitor climate risk continues to evolve and currently utilizes information and estimates that have been derived from information or factors released by third-party sources, which may not be current. Certain third-party information may also change over time as methodologies evolve and are refined. While we believe this information is reasonable at the time, we may only be able to complete limited validation. These and other factors could cause results to differ materially from those expressed in the estimates and beliefs made by third parties and by us, which could also impact our management of risk in this area.
Replacement of London Interbank Offered Rate and replacement or reform of other interest rate benchmarks could adversely affect our business, financial condition and results of operations.
Central banks around the world, including the Federal Reserve, have commissioned committees and working groups of market participants and official sector representatives to replace LIBOR and replace or reform other interest rate benchmarks (collectively, the “IBORs”). A transition away from the use of the IBORs to alternative rates and other potential interest rate benchmark reforms is underway and will continue over the course of the next few years. These reforms have caused and may in the future cause such rates to perform differently than in the past, or to cease entirely, or have other consequences that are contrary to market expectations.
The ongoing market transition away from IBORs and other interest rate benchmarks to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition and results of operations. In particular, such transition or reform could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any IBOR-linked securities, loans and derivatives that are included in our financial assets and liabilities;
•Require further extensive changes to documentation that governs or references IBOR or IBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding securities and related hedging transactions;
•Result in a population of products with documentation that governs or references IBOR or IBOR-based products but that cannot be amended due to an inability to obtain sufficient consent from counterparties or product owners;
•Result in inquiries, reviews or other actions from regulators in respect of our (or the market’s) preparation, readiness, transition plans and actions regarding the replacement of an IBOR with one or more alternative reference rates, including regulatory guidance regarding constraints on the entry into new U.S. dollar IBOR-linked contracts after December 31, 2021;
•Result in disputes, litigation or other actions with clients, counterparties and investors in various scenarios, such as regarding the interpretation and enforceability of provisions in IBOR-based products such as fallback language or other related provisions, including in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between the IBORs and the various alternative reference rates;
•Require the additional transition and/or further development of appropriate systems and analytics to effectively transition our risk management processes from IBORs to those based on one or more alternative reference rates in a timely manner, including by quantifying value and risk for various alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•Cause us to incur additional costs in relation to any of the above factors.
Other factors include the pace of the transition to the alternative reference rates, timing mismatches between cash and derivative markets, the specific terms and parameters for and market acceptance of any alternative reference rate, market conventions for the use of any alternative reference rate in connection with a particular product (including the timing and market adoption of any conventions proposed or recommended by any industry or other group), prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to further transition and develop appropriate systems and analytics for one or more alternative reference rates.
See also “Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Requirements—Regulatory Developments and Other Matters” herein.

December 2021 Form 10-K	18

Competitive Environment
We face strong competition from financial services firms and others, which could lead to pricing pressures that could materially adversely affect our revenues and profitability.
The financial services industry and all aspects of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, brokerage firms, insurance companies, exchanges, electronic trading and clearing platforms, financial data repositories, sponsors of mutual funds, hedge funds, private equity funds, energy companies, financial technology firms and other companies offering financial or ancillary services in the U.S. and globally, as well as digitally, including through the internet. We also compete with companies that provide online trading and banking services, investment advisor services, robo-advice capabilities, access to digital asset capabilities and services, and other financial products and services. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, technology, reputation, risk appetite and price.
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
We have experienced and may continue to experience pricing pressures as a result of these factors and as some of our competitors seek to obtain market share by reducing prices, eliminating commissions or other fees, or providing more favorable terms of business. In addition, certain of our competitors may be subject to different and, in some cases, less stringent, legal and regulatory regimes than we are, thereby putting us at a competitive disadvantage. Some new competitors in the financial technology sector have sought to target existing segments of our businesses that could be susceptible to disruption by innovative or less regulated business models. For more information regarding the competitive environment in which we operate, see “Business—Competition” and “Business—Supervision and Regulation.”
Automated trading markets and the introduction and application of new technologies may adversely affect our business and may increase competition.
We continue to experience price competition in some of our businesses. In particular, the ability to execute securities, derivatives and other financial instrument trades electronically on exchanges, swap execution facilities and other automated trading platforms, and the introduction and application of new technologies will likely continue the pressure on revenues. The trend toward direct access to automated, electronic markets will likely continue as additional markets move to more automated trading platforms. We have experienced and will likely continue to experience competitive pressures in these and other areas in the future.
Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our people are our most important asset. We compete with various other companies in attracting and retaining qualified and skilled personnel. If we are unable to continue to attract and retain highly qualified employees, or do so at levels or in forms necessary to maintain our competitive position, or if compensation costs required to attract and retain employees become more expensive, or the competitive market for talent further intensifies, our performance, including our competitive position and results of operations, could be materially adversely affected.
The financial industry has experienced and may continue to experience more stringent regulation of employee compensation, including limitations relating to incentive-based compensation, clawback requirements and special taxation, which could have an adverse effect on our ability to hire or retain the most qualified employees.
International Risk
We are subject to numerous political, economic, legal, tax, operational, franchise and other risks as a result of our international operations that could adversely impact our businesses in many ways.
We are subject to numerous political, economic, legal, tax, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, increased taxes and levies, data transfer and outsourcing restrictions, prohibitions on certain types of foreign and capital market activities, limitations on cross-border listings and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving and subject to sudden change. It may be difficult for us to determine the exact requirements of local laws in every market or adapt to changes in law, which could adversely impact our businesses.
Our inability to remain in compliance with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally. We are also subject to the risk that transactions we structure might not be legally enforceable in all cases. In addition, uncertainty as to the nature of the future relationship between the U.K. and the E.U. may adversely affect the manner in which we operate certain of our businesses across Europe.

19	December 2021 Form 10-K

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
As a U.S. company, we are required to comply with the economic sanctions and embargo programs administered by OFAC and similar multinational bodies and governmental agencies worldwide, which may be in inconsistent with local law. We are also subject to applicable anti-corruption laws in the jurisdictions in which we operate, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. A violation of a sanction, embargo program or anti-corruption law could subject us, and individual employees, to a regulatory enforcement action, as well as significant civil and criminal penalties.
Acquisition, Divestiture and Joint Venture Risk
We may be unable to fully capture the expected value from acquisitions, divestitures, joint ventures, partnerships, minority stakes or strategic alliances, and certain acquisitions may subject our business to new or increased risk.
In connection with past or future acquisitions, divestitures, joint ventures, partnerships, minority stakes or strategic alliances (including with MUFG), we face numerous risks and uncertainties in combining, transferring, separating or integrating the relevant businesses and systems, including the need to combine or separate accounting and data processing systems and management controls and to integrate relationships with clients, trading counterparties and business partners. Certain of these strategic initiatives, and integration thereof, may cause us to incur incremental expenses and may also require incremental financial, management and other resources.
For example, the integrations of E*TRADE and Eaton Vance involve a number of risks, including failure to realize anticipated cost savings and difficulty integrating the businesses. It is possible that the remaining integration processes could also result in unanticipated disruptions of ongoing businesses, the loss of key employees, the loss of clients, or overall integrations that take longer than originally anticipated.
In the case of joint ventures, partnerships and minority stakes, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.
In addition, conflicts or disagreements between us and any of our joint venture partners or partners may negatively impact the benefits to be achieved by the relevant joint venture or partnership, respectively.
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
Certain of our business initiatives, including expansions of existing businesses, may change our client or account profile or bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes, services, competitors and new markets. These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign, compliance and operational risks, as well as franchise and reputational concerns regarding the manner in which these assets are being operated or held, or services are being delivered.
For more information regarding the regulatory environment in which we operate, see also “Business—Supervision and Regulation.”

December 2021 Form 10-K	20

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley,” “Firm,” “us,” “we” or “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. Disclosures reflect the effects of the acquisitions of Eaton Vance Corp. (“Eaton Vance”) and E*TRADE Financial Corporation (“E*TRADE”) prospectively from the acquisition dates, March 1, 2021 and October 2, 2020, respectively. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-K. For an analysis of 2020 results compared with 2019 results, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the annual report on Form 10-K for the year-ended December 31, 2020 filed with the SEC.
A description of the clients and principal products and services of each of our business segments is as follows:
Institutional Securities provides a variety of products and services to corporations, governments, financial institutions and ultra-high net worth clients. Investment Banking services consist of capital raising and financial advisory services, including the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings and project finance. Our Equity and Fixed Income businesses include sales, financing, prime brokerage, market-making, Asia wealth management services and certain business-related investments. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending securities-based and other financing to customers. Other activities include research.
Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses and institutions covering: financial advisor-led brokerage and investment advisory services; self-directed brokerage services; financial and wealth planning services; workplace services, including stock plan administration; annuity and insurance products; securities-based lending, residential real estate loans and other lending products; banking; and retirement plan services.
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

21	December 2021 Form 10-K

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Year ended December 31, 2021
•The Firm’s full year results reflect both record net revenues of $59.8 billion, up 23% year over year, and net income applicable to Morgan Stanley of $15.0 billion, up 37%.
•The Firm delivered full year ROTCE of 19.8% (see “Selected Non-GAAP Financial Information” herein).
•The full year Firm expense efficiency ratio was 67%.
•At December 31, 2021, our standardized Common Equity Tier 1 capital ratio was 16.0%.
•Institutional Securities reported record full year net revenues of $29.8 billion, up 13%, with strong revenues across Advisory, Underwriting and Equity.
•Wealth Management delivered a full year pre-tax margin of 25.5%, or 26.9% excluding integration-related expenses (see “Selected Non-GAAP Financial Information” herein). The business added net new assets of $438 billion, and total client assets under management were $4.9 trillion, up 23% from a year ago.
•Investment Management reported full year net revenues of $6.2 billion, driven by strong fee-based asset management revenues on record AUM of $1.6 trillion as of December 31, 2021.
Strategic Transactions
•On March 1, 2021, we completed the acquisition of Eaton Vance. For further information, see “Business Segments—Investment Management” herein and Note 3 to the financial statements.
•On October 2, 2020, we completed the acquisition of E*TRADE. For further information, see “Business Segments—Wealth Management” herein and Note 3 to the financial statements.

Net Revenues1
($ in millions)

1.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for more information.
Net Income Applicable to Morgan Stanley
($ in millions)

Earnings per Diluted Common Share1

1.Adjusted Diluted EPS was $8.22 and $6.58 in 2021 and 2020, respectively (see “Selected Non-GAAP Financial Information” herein).
2021 Compared with 2020
•We reported net revenues of $59.8 billion in 2021 compared with $48.8 billion in 2020. For 2021, net income applicable to Morgan Stanley was $15.0 billion, or $8.03 per diluted common share, compared with $11.0 billion or $6.46 per diluted common share in 2020.

December 2021 Form 10-K	22

Management’s Discussion and Analysis
Non-interest Expenses1, 2
($ in millions)

1.The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to the total.
2.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for more information.
•Compensation and benefits expenses of $24,628 million in 2021 increased 18% from the prior year, primarily as a result of increases in the formulaic payout to Wealth Management representatives driven by higher compensable revenues, incremental compensation as a result of the E*TRADE and Eaton Vance acquisitions, higher discretionary incentive compensation driven by revenues, and higher salaries on increased headcount, partially offset by lower expenses related to certain deferred compensation plans linked to investment performance.
•Non-compensation expenses of $15,455 million in 2021 increased 21% from the prior year, primarily driven by incremental expenses as a result of the E*TRADE and Eaton Vance acquisitions, increased investments in technology, higher volume-related expenses, and higher professional services expenses, partially offset by lower litigation expenses.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $4 million in 2021 was primarily as a result of portfolio growth offset by the impact of changes in loan quality mix. The Provision for credit losses on loans and lending commitments of $761 million in 2020 was primarily the result of actual and forecasted changes in asset quality trends, as well as risks related to uncertainty in the outlook for the sectors in focus due to COVID-19.
Business Segment Results
Net Revenues by Segment1, 2
($ in millions)

$41,538
$3,763, 9%
$17,746
43%
$20,496
49%
(1)%
8%
29%
$48,757
$3,734, 8%
$19,086
39%
$26,476
54%
67%
27%
13%
$59,755
$6,220, 10%
$24,243
41%
$29,833
50%
2019
Δ
2020
Δ
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
•Institutional Securities net revenues of $29,833 million in 2021 increased 13% from the prior year, primarily reflecting higher Investment banking and Equity business revenues, partially offset by lower Fixed income business revenues.
•Wealth Management net revenues of $24,243 million in 2021 increased 27% from the prior year, primarily due to higher Asset management revenues and incremental revenues as a result of the E*TRADE acquisition.
•Investment Management net revenues of $6,220 million in 2021 increased 67% from the prior year, primarily due to higher Asset management and related fees, including

23	December 2021 Form 10-K

Management’s Discussion and Analysis
incremental revenues related to the Eaton Vance acquisition.
Net Revenues by Region1, 2, 3
($ in millions)
1.The percentages on the bars in the charts represent the contribution of each region to the total.
2.For a discussion of how the geographic breakdown of net revenues is determined, see Note 23 to the financial statements.
3.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for more information.
Americas net revenues in the current year period increased 26%, driven by increases across all business segments. EMEA net revenues increased 18%, primarily driven by the Investment banking and Equity businesses within the Institutional Securities business segment. Asia net revenues increased 10%, primarily driven by the Equity business within the Institutional Securities business segment, partially offset by decreases in the Investment Management business segment.
Selected Financial Information and Other Statistical Data

$ in millions, except per share data	2021	2020	2019
Consolidated results
Net revenues[1]	$59,755	$48,757	$41,538
Earnings applicable to Morgan Stanley common shareholders	$14,566	$10,500	$8,512
Earnings per diluted common share	$8.03	$6.46	$5.19

Consolidated financial measures
Expense efficiency ratio[1,2]	67%	69%	72%
Adjusted expense efficiency ratio[1,2,4]	66%	68%	72%
ROE[3]	15.0%	13.1%	11.7%
Adjusted ROE[3,4]	15.3%	13.3%	11.7%
ROTCE[3,4]	19.8%	15.2%	13.4%
Adjusted ROTCE[3,4]	20.2%	15.4%	13.4%
Pre-tax margin[1,5]	33%	30%	27%
Effective tax rate	23.1%	22.5%	18.3%
Pre-tax margin by segment[5]
Institutional Securities[1]	40%	35%	27%
Wealth Management[1]	25%	23%	27%
Wealth Management, adjusted[1,4]	27%	24%	27%
Investment Management	27%	23%	26%
Investment Management, adjusted[4]	29%	23%	26%

in millions, except per share data and employee data	At December 31, 2021	At December 31, 2020
Liquidity resources[6]	$356,003	$338,623
Loans[7]	$200,761	$161,745
Total assets	$1,188,140	$1,115,862
Deposits	$347,574	$310,782
Borrowings	$233,127	$217,079
Common shareholders' equity	$97,691	$92,531
Tangible common shareholders’ equity[4]	$72,499	$75,916
Common shares outstanding	1,772	1,810
Book value per common share[8]	$55.12	$51.13
Tangible book value per common share[4,8]	$40.91	$41.95
Worldwide employees[9] (in thousands)	75	68
Client assets[10] (in billions)	$6,495	$4,780

Capital ratios[11]
Common Equity Tier 1 capital—Standardized	16.0%	17.4%
Tier 1 capital—Standardized	17.7%	19.4%
Common Equity Tier 1 capital—Advanced	17.4%	17.7%
Tier 1 capital—Advanced	19.1%	19.8%
Tier 1 leverage	7.1%	8.4%
SLR[12]	5.6%	7.4%
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
6.For a discussion of Liquidity resources, see “Liquidity and Capital Resources—Balance Sheet—Liquidity Risk Management Framework—Liquidity Resources” herein.
7.Includes loans held for investment, net of ACL and loans held for sale and also includes loans at fair value, which are included in Trading assets in the balance sheet. Prior period amounts have been revised to conform to the current presentation.
8.Book value per common share and tangible book value per common share equal common shareholders’ equity and tangible common shareholders’ equity, respectively, divided by common shares outstanding.
9.As of December 31, 2021, the number of employees includes Eaton Vance.
10.Client assets represents Wealth Management client assets and Investment Management assets under management.
11.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
12.At December 31, 2020, our SLR reflects the impact of a Federal Reserve interim final rule that was in effect until March 31, 2021. For further information, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
Coronavirus Disease Pandemic
Since its onset, the coronavirus disease (“COVID-19”) pandemic has had a significant impact on global economic conditions and the environment in which we operate our businesses, and it may continue to do so in the future. The Firm continues to be fully operational and, recognizing that local conditions vary for our offices around the world and that the trajectory of the virus continues to be uncertain, our employees are able to work from home and in our offices as deemed necessary.
Refer to “Risk Factors” and “Forward-Looking Statements” for more information on the potential effects of the ongoing COVID-19 pandemic on our future operating results.

December 2021 Form 10-K	24

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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

$ in millions, except per share data	2021	2020	2019
Earnings applicable to Morgan Stanley common shareholders	$14,566	$10,500	$8,512
Impact of adjustments:
Wealth Management—Compensation expenses	58	151	—
Wealth Management—Non-compensation expenses	288	80	—
Investment Management—Compensation expenses	44	—	—
Investment Management—Non-compensation expenses	66	—	—
Total integration-related expenses	456	231	—
Related tax benefit	(104)	(42)	—
Adjusted earnings applicable to Morgan Stanley common shareholders—non-GAAP[1]	$14,918	$10,689	$8,512
Earnings per diluted common share	$8.03	$6.46	$5.19
Impact of adjustments	0.19	0.12	—
Adjusted earnings per diluted common share—non-GAAP[1]	$8.22	$6.58	$5.19
Expense efficiency ratio[2]	67%	69%	72%
Impact of adjustments	(1)%	(1)%	—%
Adjusted expense efficiency ratio—non-GAAP[1,2]	66%	68%	72%
Wealth Management pre-tax margin[2]	25%	23%	27%
Impact of adjustments	2%	1%	—%
Adjusted Wealth Management pre-tax margin—non-GAAP[1,2]	27%	24%	27%
Investment Management pre-tax margin	27%	23%	26%
Impact of adjustments	2%	—%	—%
Adjusted Investment Management pre-tax margin—non-GAAP[1]	29%	23%	26%

	At December 31,
$ in millions	2021	2020	2019
Tangible equity
Common shareholders' equity	$97,691	$92,531	$73,029
Less: Goodwill and net intangible assets	(25,192)	(16,615)	(9,249)
Tangible common shareholders' equity—non-GAAP	$72,499	$75,916	$63,780

	Average Monthly Balance
$ in millions	2021	2020	2019
Tangible equity
Common shareholders' equity	$97,094	$80,246	$72,720
Less: Goodwill and net intangible assets	(23,392)	(10,951)	(9,140)
Tangible common shareholders' equity—non-GAAP	$73,702	$69,295	$63,580

$ in billions	2021	2020	2019
Average common equity
Unadjusted—GAAP	$97.1	$80.2	$72.7
Adjusted[1]—Non-GAAP	97.2	80.3	72.7
ROE[3]
Unadjusted—GAAP	15.0%	13.1%	11.7%
Adjusted[1]—Non-GAAP	15.3%	13.3%	11.7%
Average tangible common equity—Non-GAAP
Unadjusted	$73.7	$69.3	$63.6
Adjusted[1]	73.8	69.3	63.6
ROTCE[3]—Non-GAAP
Unadjusted	19.8%	15.2%	13.4%
Adjusted[1]	20.2%	15.4%	13.4%
Non-GAAP Financial Measures by Business Segment

$ in billions	2021	2020	2019
Average common equity[4]
Institutional Securities	$43.5	$42.8	$40.4
Wealth Management	28.6	20.8	18.2
Investment Management	8.8	2.6	2.5
ROE[5]
Institutional Securities	20%	15%	10%
Wealth Management	16%	16%	20%
Investment Management	15%	23%	29%
Average tangible common equity[4]
Institutional Securities	$42.9	$42.3	$39.9
Wealth Management	13.4	11.3	10.2
Investment Management	0.9	1.7	1.5
ROTCE[5]
Institutional Securities	20%	16%	10%
Wealth Management	34%	29%	36%
Investment Management	144%	36%	47%
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

25	December 2021 Form 10-K

Management’s Discussion and Analysis
Return on Tangible Common Equity Goal
In January 2022, we established an ROTCE goal of over 20%, excluding integration-related expenses.
Our ROTCE goal is a forward-looking statement that was based on a normal market environment and may be materially affected by many factors, including, among other things: macroeconomic and market conditions, which may be impacted by the future course of COVID-19; legislative, accounting, tax and regulatory developments; industry trading and investment banking volumes; equity market levels; interest rate environment; outsized legal expenses or penalties; the ability to control expenses; capital levels; and mergers and acquisitions.
See “Risk Factors” herein for further information on market and economic conditions and their potential effects on our future operating results.
For further information on non-GAAP measures (ROTCE excluding integration-related expenses), see “Selected Non-GAAP Financial Information” herein.
Business Segments
Substantially all of our operating revenues and operating expenses are directly attributable to our business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures. See Note 23 to the financial statements for segment net revenues by income statement line item and information on intersegment transactions.
Updates to our Financial Presentation
As part of our effort to continually improve the transparency and comparability of our external financial reporting, several updates to our financial presentation were implemented in the first quarter of 2021. Prior period amounts have been reclassified to conform to the current presentation.
Provision for Credit Losses
The Provision for credit losses for loans and lending commitments is presented as a separate line item in the income statement. Previously, the Provision for credit losses for loans was included in Other revenues, and the provision for credit losses for lending commitments was included in Other expense.
Other Revenues
Gains and losses on economic derivative hedges associated with certain held-for-sale and held-for-investment corporate loans and lending commitments, which were previously reported in Trading revenues, are reported within Other revenues in the income statement. This presentation better aligns with the recognition of mark-to-market gains and losses on held-for-sale loans and lending commitments, which continue to be reported in Other revenues.
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
The following discussion reflects these updates to our financial presentation:
Net Revenues
Investment Banking
Investment banking revenues are derived from client engagements in which we act as an advisor, underwriter or distributor of capital.
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

December 2021 Form 10-K	26

Management’s Discussion and Analysis
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
Within the Wealth Management business segment, Trading revenues primarily include revenues from customers’ purchases and sales of fixed income instruments in which we act as principal, as well as gains and losses related to investments associated with certain employee deferred compensation plans.
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
Within the Investment Management business segment, Investments revenues are primarily from performance-based fees in the form of carried interest, a portion of which is subject to reversal, and gains and losses from investments. The business is entitled to receive carried interest when the return in certain funds exceeds specified performance targets. Additionally, there are certain sponsored Investment Management funds consolidated by us where revenues are primarily attributable to holders of noncontrolling interests.
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
Within the Wealth Management business segment, commissions and fees arise from client transactions primarily in equity securities, insurance products, mutual funds, futures and options and also include revenues from order flow payments for directing customer orders to broker-dealers, exchanges and market centers for execution.
Asset Management
Asset management revenues include fees associated with the management and supervision of assets and the distribution of funds and similar products.
Within the Wealth Management business segment, Asset management revenues are related to advisory services associated with fee-based assets, account service and administration, as well as distribution of products. These revenues are generally based on the net asset value of the account in which a client is invested.
Within the Investment Management business segment, Asset management revenues are primarily composed of fees received from investment vehicles on the basis of assets under management. Performance-based fees, not in the form of carried interest, are earned on certain products and separately managed accounts as a percentage of appreciation in value and, in certain cases, are based upon the achievement of performance criteria. These performance fees are generally recognized annually.
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
Within the Wealth Management business segment, Interest income is driven by Investment securities, Loans and margin

27	December 2021 Form 10-K

Management’s Discussion and Analysis
loans. Interest expense is driven by Deposits and other funding. Upon acquisition, E*TRADE’s Investment securities were recorded at fair value, and the resulting premium is being amortized over the life of the portfolio against interest income.
Other
Other revenues for Institutional Securities include revenues and losses from equity method investments, fees earned in association with lending activities, mark-to-market gains and losses on loans and lending commitments held for sale, as well as gains and losses on economic derivative hedges associated with certain held-for-sale and held-for-investment corporate loans and lending commitments.
Other revenues for Wealth Management are derived from realized gains and losses on AFS securities, account handling fees, referral fees and other miscellaneous revenues.
Provision for Credit Losses
The Provision for credit losses includes the provision for credit losses for loans and lending commitments held for investment.
Institutional Securities—Fixed Income and Equities
Fixed income and Equities net revenues are composed of Trading revenues, Commissions and fees, Asset management revenues, Net interest, and certain Investments and Other revenues directly attributable to those businesses. These revenues, which can be affected by a variety of interrelated factors, including market volumes, bid-offer spreads and the impact of market conditions on inventory held to facilitate client activity, as well as the effect of hedging activity, are viewed in the aggregate when assessing the performance and profitability of our businesses. We make transaction-related decisions based on, among other things, an assessment of the aggregate expected profit or loss associated with a transaction, including any associated commissions and fees, dividends, or net interest income, any costs associated with financing or hedging our positions and other related expenses.
Following is a description of the revenue-generating activities within our equity and fixed income businesses, as well as how their results impact the income statement line items.
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
Equity—Execution services. A significant portion of the results for this business is generated by commissions and fees from executing and clearing client transactions on major stock and derivative exchanges, as well as from OTC transactions. We make markets for our clients principally in equity-related securities and derivative products, including those that provide liquidity and are utilized for hedging. Market-making also generates gains and losses on inventory held to facilitate client activity, which are reflected in Trading revenues. Execution services also includes certain Investments and Other revenues.
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
•Commodities products and Other. We make markets in various commodity products related primarily to electricity, natural gas, oil and metals. Other activities primarily include results from the centralized management of our fixed income derivative counterparty exposures and the management of derivative counterparty risk. These activities are primarily recorded in Trading revenues.
Fixed income also includes certain Investments and Other revenues.
Institutional Securities—Other Net Revenues
Other net revenues include impacts from certain treasury functions, such as liquidity costs and gains and losses on economic hedges related to certain borrowings, as well as gains and losses from financial instruments used to economically hedge compensation expense related to certain employee deferred compensation plans, as well as Investments and Other revenues that are not directly attributable to Fixed income and Equities businesses.

December 2021 Form 10-K	28

Management’s Discussion and Analysis
Compensation Expense
Compensation and benefits expenses include base salaries and fixed allowances, formulaic programs, discretionary incentive compensation, amortization of deferred cash and equity awards, changes in the fair value of investments to which certain deferred compensation plans are referenced, including the Firm’s share price for certain awards, carried interest allocated to employees, severance costs, and other items such as health and welfare benefits.
The factors that drive compensation for our employees vary from period to period, from segment to segment and within a segment. For certain revenue-producing employees in the Wealth Management and Investment Management business segments, compensation is largely paid on the basis of formulaic payouts that link employee compensation to revenues. Compensation for other employees, including revenue-producing employees in the Institutional Securities business segment, include base salary and benefits and may also include incentive compensation that is determined following the assessment of the Firm’s, business unit’s and individual’s performance.
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

29	December 2021 Form 10-K

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

				% Change
$ in millions	2021	2020	2019	2021	2020
Revenues
Advisory	$3,487	$2,008	$2,116	74%	(5)%
Equity	4,437	3,092	1,708	43%	81%
Fixed income	2,348	2,104	1,910	12%	10%
Total Underwriting	6,785	5,196	3,618	31%	44%
Total Investment banking	10,272	7,204	5,734	43%	26%
Equity[1]	11,435	9,921	8,133	15%	22%
Fixed income[1]	7,516	8,847	5,985	(15)%	48%
Other[1]	610	504	644	21%	(22)%
Net revenues[1]	29,833	26,476	20,496	13%	29%
Provision for credit losses[1]	(7)	731	151	(101)%	N/M
Compensation and benefits	9,165	8,342	7,433	10%	12%
Non-compensation expenses[1]	8,861	8,252	7,422	7%	11%
Total non-interest expenses[1]	18,026	16,594	14,855	9%	12%
Income before provision for income taxes	11,814	9,151	5,490	29%	67%
Provision for income taxes	2,746	2,040	769	35%	165%
Net income	9,068	7,111	4,721	28%	51%
Net income applicable to noncontrolling interests	111	99	122	12%	(19)%
Net income applicable to Morgan Stanley	$8,957	$7,012	$4,599	28%	52%
1.Certain prior period amounts have been reclassified to conform to the current presentation. See “Business Segments” herein and Note 1 to the financial statements for additional information.
Investment Banking
Investment Banking Volumes

$ in billions	2021	2020	2019
Completed mergers and acquisitions[1]	$1,090	$887	$826
Equity and equity-related offerings[2,3]	117	100	61
Fixed income offerings[2,4]	365	377	287
Source: Refinitiv data as of January 3, 2022. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Investment banking revenues of $10,272 million in 2021 increased 43% compared with the prior year, primarily reflecting increases in advisory and equity underwriting.
•Advisory revenues increased primarily due to higher completed transactions.
•Equity underwriting revenues increased on higher volumes, primarily in initial public offerings, private placement offerings and secondary block share trades.
•Fixed income underwriting revenues increased primarily due to higher non-investment grade loan and bond issuances and securitized products revenues, partially offset by a decrease in investment grade bond issuances.
See “Investment Banking Volumes” herein.
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	2021
$ in millions	Trading	Fees[1]	Net Interest[2]	All Other[3]	Total
Financing	$4,110	$508	$520	$8	$5,146
Execution services	3,327	2,648	(226)	540	6,289
Total Equity	$7,437	$3,156	$294	$548	$11,435
Total Fixed income	$5,098	$307	$1,835	$276	$7,516

	2020[4]
$ in millions	Trading	Fees[1]	Net Interest[2]	All Other[3]	Total
Financing	$3,736	$439	$342	$4	$4,521
Execution services	2,882	2,658	(256)	116	5,400
Total Equity	$6,618	$3,097	$86	$120	$9,921
Total Fixed income	$6,841	$299	$1,696	$11	$8,847

	2019[4]
$ in millions	Trading	Fees[1]	Net Interest[2]	All Other[3]	Total
Financing	$4,225	$372	$(514)	$9	$4,092
Execution services	1,986	2,203	(216)	68	4,041
Total Equity	$6,211	$2,575	$(730)	$77	$8,133
Total Fixed income	$5,175	$324	$70	$416	$5,985
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
4.Certain prior period amounts have been reclassified to conform to the current period presentation. See “Business Segments” herein and Note 1 to the financial statements for additional information.
Equity
Net revenues of $11,435 million in 2021 increased 15% compared with the prior year, reflecting an increase in both our execution services and financing businesses, with notable strength in Asia.
•Financing revenues increased primarily driven by higher average client balances and higher client activity, partially offset by a credit loss of $644 million related to a single client in the first quarter of 2021.
•Execution services revenues increased primarily due to higher mark-to-market gains on business-related investments, including a significant mark-to-market gain of $225 million, the impact of market conditions on inventory held to facilitate client activity and higher client activity, partially offset by trading losses of $267 million related to the aforementioned credit event.
Fixed Income
Net revenues of $7,516 million in 2021 decreased 15% compared with the prior year, primarily driven by global macro products.

December 2021 Form 10-K	30

Management’s Discussion and Analysis
•Global macro products revenues decreased in rates and foreign exchange products, primarily due to the effect of tighter bid-offer spreads.
•Credit products revenues decreased primarily due to the effect of tighter bid offer spreads on corporate credit products, partially offset by higher revenues in securitized products.
•Commodities products and other fixed income revenues increased primarily driven by higher counterparty credit risk management results.
Other Net Revenues
•Other Net revenues of $610 million in 2021 increased 21% compared with the prior year, primarily driven by higher results from our Japanese joint venture, MUMSS, and lower mark-to-market losses on corporate loans held-for-sale, net of related hedges, partially offset by lower gains on investments associated with certain employee deferred compensation plans.
Net Interest
Net interest revenues of $2,645 million in the current year period are included within Equity, Fixed Income, and Other and increased 16% compared with the prior year, primarily driven by higher balances in Equity Financing and secured lending facilities.
Provision for Credit Losses
In 2021, the Provision for credit losses on loans and lending commitments was a net release of $7 million, primarily as the impact of changes in loan quality mix were offset by portfolio growth. The Provision for credit losses on loans and lending commitments of $731 million in the prior year was primarily the result of actual and forecasted changes in asset quality trends, as well as risks related to uncertainty in the outlook for the sectors in focus due to COVID-19.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-interest Expenses
Non-interest expenses of $18,026 million in 2021 increased 9% compared with the prior year as a result of both higher Compensation and benefits and Non-compensation expenses.
•Compensation and benefits expenses increased in the current year primarily due to an increase in discretionary incentive compensation driven by higher revenues, higher salaries and benefits on increased headcount, and higher expenses related to certain deferred compensation plans linked to the Firm’s share price.
•Non-compensation expenses increased in the current year primarily due to increased volume-related expenses, investments in technology, and professional services, partially offset by a decrease in litigation expenses.

31	December 2021 Form 10-K

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

				% Change
$ in millions	2021	2020	2019	2021	2020
Revenues
Asset management	$13,966	$10,955	$10,199	27%	7%
Transactional[1]	4,259	3,694	2,969	15%	24%
Net interest	5,393	4,022	4,222	34%	(5)%
Other[1,2]	625	415	356	51%	17%
Net revenues[2]	24,243	19,086	17,746	27%	8%
Provision for credit losses[2]	11	30	10	(63)%	200%
Compensation and benefits	13,090	10,970	9,774	19%	12%
Non-compensation expenses[2]	4,961	3,699	3,130	34%	18%
Total non-interest expenses[2]	18,051	14,669	12,904	23%	14%
Income before provision for income taxes	6,181	4,387	4,832	41%	(9)%
Provision for income taxes	1,447	1,026	1,104	41%	(7)%
Net income applicable to Morgan Stanley	$4,734	$3,361	$3,728	41%	(10)%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues. Other includes Investments and Other revenues.
2.Certain prior period amounts have been reclassified to conform to the current presentation. See "Business Segments" herein and Note 1 to the financial statements for additional information.
Acquisition of E*TRADE
The comparisons of current year results to prior periods are impacted by the acquisition of E*TRADE on October 2, 2020. For additional information on the acquisition of E*TRADE, see Note 3 to the financial statements.
Wealth Management Metrics

$ in billions	At December 31, 2021	At December 31, 2020
Total client assets	$4,930	$3,999
U.S. Bank Subsidiary loans	$129	$98
Margin and other lending[1]	$31	$23
Deposits[2]	$346	$306
Annualized weighted average cost of deposits	0.10%	0.24%

	2021	2020	2019
Net new assets[3]	$437.7	$182.7	$97.8
1.Margin and other lending represents margin lending arrangements, which allow customers to borrow against the value of qualifying securities and other lending which includes non‐purpose securities-based lending on non‐bank entities.
2.Deposits are sourced from Wealth Management clients and other sources of funding on the U.S. Bank Subsidiaries. Deposits include sweep deposit programs, savings and other, and time deposits. Excludes approximately $9 billion and $25 billion of off-balance sheet deposits as of December 31, 2021 and December 31, 2020, respectively.
3.Net new assets represent client inflows, including dividends and interest, and asset acquisitions, less client outflows, and exclude activity from business combinations/divestitures and the impact of fees and commissions.
Advisor-led Channel

$ in billions	At December 31, 2021	At December 31, 2020
Advisor-led client assets[1]	$3,886	$3,167
Fee-based client assets[2]	$1,839	$1,472
Fee-based client assets as a percentage of advisor-led client assets	47%	46%

	2021	2020	2019
Fee-based asset flows[3]	$179.3	$77.4	$64.9
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
Self-directed Channel

$ in billions	At December 31, 2021	At December 31, 2020
Self-directed assets[1]	$1,044	$832
Self-directed households (in millions)[2]	7.4	6.7

	2021	2020	2019
Daily average revenue trades (“DARTs”) (in thousands)[3]	1,161	280	3
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

$ in billions	At December 31, 2021	At December 31, 2020
Workplace unvested assets[2]	$509	$435
Number of participants (in millions)[3]	5.6	4.9
1.The workplace channel includes equity compensation solutions for companies, their executives and employees.
2.Workplace unvested assets represent the market value of public company securities at the end of the period. The stock plan vested asset retention rate within the workplace channel, which represents the percentage of stock plan assets retained in either the self-directed or advisor-led channels following vesting, is 24% for 2021. The rate is derived using full-year combined Morgan Stanley and E*TRADE stock plan inflows for 2020, less related outflows for 2020 and 2021, and dividing the result by 2020 inflows.
3.Workplace participants represent total accounts with vested and/or unvested assets in the workplace channel. Individuals with accounts in multiple plans are counted as participants in each plan.
Net Revenues
Asset Management
Asset management revenues of $13,966 million in 2021 increased 27% compared with the prior year, primarily due to higher fee-based asset levels in the current year periods as a result of market appreciation and positive fee-based flows since the prior year.
See “Fee-Based Client Assets Rollforwards” herein.
Transactional Revenues
Transactional revenues of $4,259 million in 2021 increased 15% compared with the prior year, primarily due to

December 2021 Form 10-K	32

Management’s Discussion and Analysis
incremental revenues as a result of the E*TRADE acquisition and higher revenues from structured product and closed-end fund issuances, partially offset by lower gains related to investments associated with certain employee deferred compensation plans.
Net Interest
Net interest revenues of $5,393 million in 2021 increased 34% compared with the prior year, primarily due to incremental net interest as a result of the E*TRADE acquisition, continued growth in bank lending, and a decrease in prepayment amortization related to mortgage-backed securities. These increases in Net interest were partially offset by the net effect of lower interest rates.
Other
Other revenues of $625 million in 2021 increased 51% compared with the prior year, primarily due to incremental revenues as a result of the E*TRADE acquisition.
Non-interest Expenses
Non-interest expenses of $18,051 million in 2021 increased 23% compared with the prior year, as a result of both higher Compensation and benefits and Non-compensation expenses.
•Compensation and benefits expenses increased, primarily due to an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues and incremental compensation as a result of the E*TRADE acquisition, partially offset by lower expenses related to certain deferred compensation plans linked to investment performance.
•Non-compensation expenses increased, primarily due to incremental expenses as a result of the E*TRADE acquisition.
Fee-Based Client Assets Rollforwards

$ in billions	At December 31, 2020	Inflows[1]	Outflows	Market Impact	At December 31, 2021
Separately managed[2]	$359	$86	$(20)	$54	$479
Unified managed	379	100	(54)	42	467
Advisor	177	42	(30)	22	211
Portfolio manager	509	113	(58)	72	636
Subtotal	$1,424	$341	$(162)	$190	$1,793
Cash management	48	30	(32)	—	46
Total fee-based client assets	$1,472	$371	$(194)	$190	$1,839

$ in billions	At December 31, 2019	Inflows	Outflows	Market Impact	At December 31, 2020
Separately managed[2]	$322	$48	$(25)	$14	$359
Unified managed	313	63	(43)	46	379
Advisor	155	33	(28)	17	177
Portfolio manager	435	86	(57)	45	509
Subtotal	$1,225	$230	$(153)	$122	$1,424
Cash management	42	28	(22)	—	48
Total fee-based client assets	$1,267	$258	$(175)	$122	$1,472

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	At December 31, 2019
Separately managed[2]	$279	$53	$(19)	$9	$322
Unified managed	257	48	(39)	47	313
Advisor	137	27	(32)	23	155
Portfolio manager	353	75	(48)	55	435
Subtotal	$1,026	$203	$(138)	$134	$1,225
Cash management	20	36	(14)	—	42
Total fee-based client assets	$1,046	$239	$(152)	$134	$1,267
1.Includes $43 billion of fee-based assets acquired in an asset acquisition in the third quarter of 2021, reflected in Separately managed.
2.Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.
Average Fee Rates1

Fee rate in bps	2021	2020	2019
Separately managed	14	14	15
Unified managed	95	99	100
Advisor	82	85	86
Portfolio manager	93	94	95
Subtotal	72	73	74
Cash management	5	5	6
Total fee-based client assets	70	70	73
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
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
•Unified managed—accounts that provide the client with the ability to combine separately managed accounts, mutual

33	December 2021 Form 10-K

Management’s Discussion and Analysis
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
•Cash management—accounts where the financial advisor provides discretionary cash management services to institutional clients, whereby securities or proceeds are invested and reinvested in accordance with the client’s investment criteria. Generally, the portfolio will be invested in short-term fixed income and cash equivalent investment.

December 2021 Form 10-K	34

Management’s Discussion and Analysis
Investment Management
Income Statement Information

				% Change
$ in millions	2021	2020	2019	2021	2020
Revenues
Asset management and related fees	$5,576	$3,013	$2,629	85%	15%
Performance-based income and other[1]	644	721	1,134	(11)%	(36)%
Net revenues	6,220	3,734	3,763	67%	(1)%
Compensation and benefits	2,373	1,542	1,630	54%	(5)%
Non-compensation expenses	2,169	1,322	1,148	64%	15%
Total non-interest expenses	4,542	2,864	2,778	59%	3%
Income from continuing operations before income taxes	1,678	870	985	93%	(12)%
Provision for income taxes	356	171	193	108%	(11)%
Net income	1,322	699	792	89%	(12)%
Net income applicable to noncontrolling interests	(25)	84	73	(130)%	15%
Net income applicable to Morgan Stanley	$1,347	$615	$719	119%	(14)%
1.Includes Investments, Trading, Commissions and fees, Net interest and Other revenues.
Acquisition of Eaton Vance
The comparisons of current year results to prior periods are impacted by the acquisition of Eaton Vance on March 1, 2021. For additional information on the acquisition of Eaton Vance, see Note 3 to the financial statements.
Net Revenues
Asset Management and Related Fees
Asset management and related fees of $5,576 million in 2021 increased 85% compared with the prior year, primarily due to incremental revenues as a result of the Eaton Vance acquisition and higher average AUM driven by strong investment performance and positive net flows.
See “Assets under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues of $644 million in 2021 decreased 11% compared with the prior year, primarily due to the reversal of accrued carried interest and investment losses compared with gains in the prior year, in an Asia private equity fund, as well as lower gains on investments associated with certain employee deferred compensation plans. These decreases were partially offset by higher accrued carried interest, as well as investment gains in 2021 in other private credit and equity, real estate and infrastructure funds.
Non-interest Expenses
Non-interest expenses of $4,542 million in 2021 increased 59% compared with the prior year as a result of higher Non-compensation expenses and higher Compensation and benefits.
•Compensation and benefits expenses increased primarily due to incremental compensation as a result of the Eaton Vance acquisition and higher compensation associated with carried interest, partially offset by lower expenses related to certain deferred compensation plans linked to investment performance.
•Non-compensation expenses increased primarily due to incremental expenses as a result of the Eaton Vance acquisition.

35	December 2021 Form 10-K

Management’s Discussion and Analysis
Assets under Management or Supervision
Rollforwards

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2020	$242	$98	$153	$493	$288	$781
Inflows	100	67	95	262	1,940	2,202
Outflows	(85)	(55)	(78)	(218)	(1,852)	(2,070)
Market Impact	34	—	51	85	6	91
Acquired[1]	119	103	251	473	116	589
Other	(15)	(6)	(6)	(27)	(1)	(28)
December 31, 2021	$395	$207	$466	$1,068	$497	$1,565

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2019	$138	$79	$139	$356	$196	$552
Inflows	87	37	26	150	1,584	1,734
Outflows	(51)	(29)	(24)	(104)	(1,493)	(1,597)
Market Impact	69	4	5	78	1	79
Other	(1)	7	7	13	—	13
December 31, 2020	$242	$98	$153	$493	$288	$781

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2018	$103	$68	$128	$299	$164	$463
Inflows	39	25	22	86	1,315	1,401
Outflows	(31)	(20)	(17)	(68)	(1,283)	(1,351)
Market Impact	28	5	10	43	2	45
Other	(1)	1	(4)	(4)	(2)	(6)
December 31, 2019	$138	$79	$139	$356	$196	$552
1.Related to the Eaton Vance acquisition.
Average AUM

$ in billions	2021	2020	2019
Equity	$362	$174	$124
Fixed income	181	86	71
Alternatives and Solutions	380	145	134
Long-term AUM subtotal	923	405	329
Liquidity and Overlay Services	430	252	171
Total AUM	$1,353	$657	$500
Average Fee Rates1

Fee rate in bps	2021	2020	2019
Equity	74	76	76
Fixed income	38	29	32
Alternatives and Solutions	36	58	64
Long-term AUM	51	60	61
Liquidity and Overlay Services	5	15	17
Total AUM	37	42	46
1.Based on Asset management revenues, net of waivers, excluding performance-based fees and other non-management fees. For certain non-U.S. funds, it includes the portion of advisory fees that the advisor collects on behalf of third-party distributors. The payment of those fees to the distributor is included in Non-compensation expenses in the income statement.
Certain Eaton Vance products may have higher or lower average fee rates than similar products prior to the acquisition, with the overall impact yielding a lower average fee rate; however, Asset management and related fees arising from the acquisition are incremental to our revenues.
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
•Other—contains both distributions and foreign currency impact for all periods. Distributions represent decreases in invested capital due to returns of capital after the investment period of a fund. It also includes fund dividends that the client has not reinvested. Foreign currency impact reflects foreign currency changes for non-U.S. dollar dominated funds.
•Alternatives and Solutions—includes products in fund of funds, real estate, infrastructure, private equity and credit strategies and multi-asset portfolios, as well as systematic strategies that create custom investment solutions.
•Liquidity and Overlay Services—includes liquidity fund products, as well as overlay services, which represent investment strategies that use passive exposure instruments to obtain, offset or substitute specific portfolio exposures, beyond those provided by the underlying holdings of the fund.

December 2021 Form 10-K	36

Management’s Discussion and Analysis
Supplemental Financial Information
U.S. Bank Subsidiaries
Our U.S. bank subsidiaries, Morgan Stanley Bank N.A. (“MSBNA”), Morgan Stanley Private Bank, National Association (“MSPBNA”), E*TRADE Bank (“ETB”) and E*TRADE Savings Bank (“ETSB”) (collectively, “U.S. Bank Subsidiaries”) accept deposits, provide loans to a variety of customers, including large corporate and institutional clients as well as high to ultra-high net worth individuals, and invest in securities. Lending activity in the U.S. Bank Subsidiaries from the Institutional Securities business segment primarily includes Secured lending facilities and Commercial real estate loans. Lending activity in the U.S. Bank Subsidiaries from the Wealth Management business segment primarily includes Securities-based lending, which allows clients to borrow money against the value of qualifying securities, and Residential real estate loans.

For additional information on ETB and ETSB see Business—Supervision and Regulation.
For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein. For a further discussion about loans and lending commitments, see Notes 10 and 15 to the financial statements.
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At December 31, 2021	At December 31, 2020
Investment securities portfolio:
Investment securities—AFS	$81.6	$90.3
Investment securities—HTM	61.7	52.6
Total investment securities	$143.3	$142.9
Wealth Management Loans[2]
Residential real estate	$44.2	$35.2
Securities-based lending and Other[3]	85.0	62.9
Total, net of ACL	$129.2	$98.1
Institutional Securities Loans[2]
Corporate	$6.5	$7.9
Secured lending facilities	33.1	27.4
Commercial and Residential real estate	10.4	10.1
Securities-based lending and Other	6.3	5.4
Total, net of ACL	$56.3	$50.8
Total Assets	$386.1	$346.5
Deposits[4]	$346.2	$309.7
1.Amounts exclude transactions between the bank subsidiaries, as well as deposits from the Parent Company and affiliates.
2.For a further discussion of loans in the Wealth Management and Institutional Securities business segments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein.
3.Other loans primarily include tailored lending.
4.For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Balance Sheet—Unsecured Financing” herein.
Other Matters
Deferred Cash-Based Compensation
The Firm sponsors a number of deferred cash-based compensation programs for current and former employees, which generally contain vesting, clawback and cancellation provisions.
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
The Firm invests directly, as a principal, in financial instruments and other investments to economically hedge certain of its obligations under these deferred cash-based compensation plans. Changes in the value of such investments are recorded in Trading and Investments revenues. Although changes in compensation expense resulting from changes in the fair value of the referenced investments will generally be offset by changes in the fair value of investments made by the Firm, there is typically a timing difference between the immediate recognition of gains and losses on the Firm’s investments and the deferred recognition of the related compensation expense over the vesting period. While this timing difference is generally not material to Income from continuing operations before income taxes in any individual period, it may impact Firm reported ratios (e.g., the Expense efficiency ratio) in certain periods. At December 31, 2021, substantially all employee notional investments that subjected the Firm to price risk were hedged.
Amounts Recognized in Compensation Expense

$ in millions	2021	2020	2019
Deferred cash-based awards	$810	$1,263	$1,233
Return on referenced investments	526	856	645
Total recognized in compensation expense	$1,336	$2,119	$1,878
Amounts Recognized in Compensation Expense by Segment

$ in millions	2021	2020	2019
Institutional Securities	$372	$851	$916
Wealth Management	798	1,000	760
Investment Management	166	268	202
Total recognized in compensation expense	$1,336	$2,119	$1,878

37	December 2021 Form 10-K

Management’s Discussion and Analysis
Projected Future Compensation Obligation1

$ in millions
Award liabilities at December 31, 2021[2,3]	$6,095
Fully vested amounts to be distributed by the end of February 2022[4]	(1,124)
Unrecognized portion of prior awards at December 31, 2021[3]	1,128
2021 performance year awards granted in 2022[3]	451
Total[5]	$6,550
1.Amounts relate to performance years 2021 and prior.
2.Balance is reflected in Other liabilities and accrued expenses in the balance sheet as of December 31, 2021.
3.Amounts do not include assumptions regarding forfeitures or assumptions about future market conditions with respect to referenced investments.
4.Distributions after February of each year are generally immaterial.
5.Of the total projected future compensation obligation, approximately 20% relates to Institutional Securities, approximately 70% relates to Wealth Management and approximately 10% relates to Investment Management.
The previous table presents a rollforward of the Firm’s estimated projected future compensation obligation for existing deferred cash-based compensation awards, exclusive of any assumptions about future market conditions with respect to referenced investments.
Projected Future Compensation Expense1

$ in millions
Estimated to be recognized in:
2022	$600
2023	310
Thereafter	669
Total	$1,579
1.Amounts relate to performance years 2021 and prior, and do not include assumptions regarding forfeitures or assumptions about future market conditions with respect to referenced investments.
The previous table sets forth an estimate of compensation expense associated with the Projected Future Compensation Obligation. Our projected future compensation obligation and expense for deferred cash-based compensation for performance years 2021 and prior are forward-looking statements subject to uncertainty. Actual results may be materially affected by various factors, including, among other things: the performance of each participant’s referenced investments; changes in market conditions; participants’ allocation of their deferred awards; and participant cancellations or accelerations. See “Forward-Looking Statements” and “Risk Factors” for additional information.
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

December 2021 Form 10-K	38

Management’s Discussion and Analysis
discussion of valuation adjustments that we apply, see Note 2 to the financial statements.
Goodwill and Intangible Assets
Goodwill
We test goodwill for impairment on an annual basis as of July 1 and on an interim basis when certain events or circumstances exist. Evaluating goodwill for impairment requires management to make significant judgments, including, in part, the use of unobservable inputs that are subject to uncertainty. Goodwill impairment tests are performed at the reporting unit level, which is generally at the level of or one level below our business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all the activities of a reporting unit, whether acquired or organically developed, are available to support the value of the goodwill.
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
Intangible Assets
Intangible assets are initially recorded at cost, or in the situation where acquired as part of a business combination, at the fair value determined as part of the acquisition method of accounting. Subsequently, amortizable intangible assets are carried in the balance sheet at amortized cost, where amortization is recognized over their estimated useful lives. Indefinite lived intangible assets are not amortized but are tested for impairment on an annual basis as of July 1 and on an interim basis when certain events or circumstances exist.
On a quarterly basis:
•All intangible assets are assessed for the presence of impairment indicators. Where such indicators are present, an evaluation for impairment is conducted.
•For amortizable intangible assets, an impairment loss exists if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The carrying amount of the intangible asset is not recoverable if it exceeds the sum of the expected undiscounted cash flows.
•For indefinite-lived intangible assets, an impairment exists if the carrying amount of the intangible asset exceeds its fair value.
•Amortizable intangible assets are assessed for any indication that the remaining useful life or the finite life classification should be revised. In such cases, the remaining carrying amount is amortized prospectively over the revised useful life, unless it is determined that the life of the intangible asset is indefinite, in which case the intangible asset is not amortized.
•Indefinite-lived intangible assets are assessed for any indication that the life of the intangible asset is no longer indefinite; in such cases, the carrying amount of the intangible asset is amortized prospectively over its remaining useful life.
The initial valuation of an intangible asset as part of the acquisition method of accounting and the subsequent valuation of intangible assets as part of an impairment assessment are subjective and based, in part, on inputs that are unobservable and can be subject to uncertainty. These inputs include, but are not limited to, forecasted cash flows, revenue growth rates, customer attrition rates and discount rates.
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

39	December 2021 Form 10-K

Management’s Discussion and Analysis
We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business and involving, among other matters, sales, financing, prime-brokerage, market-making activities, wealth and investment management services, financial products or offerings sponsored, underwritten or sold by us, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.
Accruals for litigation and regulatory proceedings are generally determined on a case-by-case basis. Where available information indicates that it is probable a liability had been incurred at the date of the financial statements and we can reasonably estimate the amount of that loss, we accrue the estimated loss by a charge to income.
In many proceedings and investigations, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is not always possible to reasonably estimate the size of the possible loss or range of loss, particularly for proceedings and investigations where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, disgorgement or penalties. Numerous issues may need to be resolved before a loss or additional loss or range of loss or additional range of loss can be reasonably estimated for a proceeding or investigation, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages or other relief, and consideration of novel or unsettled legal questions relevant to the proceedings or investigations in question.
Significant judgment is required in deciding when and if to make these accruals, and the actual cost of a legal claim or regulatory fine/penalty may ultimately be materially different from the recorded accruals.
See Note 15 to the financial statements for additional information on legal contingencies.
Income Taxes
We are subject to the income and indirect tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we have significant business operations. These tax laws are complex and subject to interpretation by the taxpayer and the relevant governmental taxing authorities. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and the expense for indirect taxes and must also make estimates about when certain items affect taxable income in the various tax jurisdictions.
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
Liquidity and Capital Resources
Our liquidity and capital policies are established and maintained by senior management, with oversight by the

December 2021 Form 10-K	40

Management’s Discussion and Analysis
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
Total Assets by Business Segment

	At December 31, 2021
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$91,251	$36,003	$471	$127,725
Trading assets at fair value	288,405	1,921	4,543	294,869
Investment securities	41,407	141,591	—	182,998
Securities purchased under agreements to resell	112,267	7,732	—	119,999
Securities borrowed	128,154	1,559	—	129,713
Customer and other receivables	57,009	37,643	1,366	96,018
Loans[1]	58,822	129,307	5	188,134
Other assets[2]	14,820	22,682	11,182	48,684
Total assets	$792,135	$378,438	$17,567	$1,188,140

	At December 31, 2020
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$74,281	$31,275	$98	$105,654
Trading assets at fair value	308,413	280	4,045	312,738
Investment securities	41,630	140,524	—	182,154
Securities purchased under agreements to resell	84,998	31,236	—	116,234
Securities borrowed	110,480	1,911	—	112,391
Customer and other receivables	67,085	29,781	871	97,737
Loans[1]	52,449	98,130	18	150,597
Other assets[2]	13,986	22,458	1,913	38,357
Total assets	$753,322	$355,595	$6,945	$1,115,862
1.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheet (see Note 10 to the financial statements).
2.Other assets primarily includes Goodwill and Intangible assets, premises, equipment and software, ROU assets related to leases, other investments and deferred tax assets.
A substantial portion of total assets consists of liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from market-making, financing and prime brokerage activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio, comprising Investment securities, Cash and cash equivalents and Securities purchased under agreements to resell. Total assets increased slightly to $1,188 billion at December 31, 2021 compared with $1,116 billion at December 31, 2020.
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
Required Liquidity Framework
Our Required Liquidity Framework establishes the amount of liquidity we must hold in both normal and stressed

41	December 2021 Form 10-K

Management’s Discussion and Analysis
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
The assumptions used in our various Liquidity Stress Test scenarios include, but are not limited to, the following:
•No government support;
•No access to equity and limited access to unsecured debt markets;
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
At December 31, 2021 and December 31, 2020, we maintained sufficient Liquidity Resources to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
Liquidity Resources
We maintain sufficient liquidity resources, which consist of HQLA and cash deposits with banks (“Liquidity Resources”) to cover daily funding needs and to meet strategic liquidity targets sized by the Required Liquidity Framework and Liquidity Stress Tests. We actively manage the amount of our Liquidity Resources considering the following components: unsecured debt maturity profile; balance sheet size and composition; funding needs in a stressed environment, inclusive of contingent cash outflows; legal entity, regional and segment liquidity requirements; regulatory requirements; and collateral requirements.
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
Liquidity Resources by Type of Investment

$ in millions	At December 31, 2021	At December 31, 2020
Cash deposits with central banks	$70,147	$49,669
Unencumbered HQLA securities[1]:
U.S. government obligations	154,879	136,555
U.S. agency and agency mortgage-backed securities	110,435	99,659
Non-U.S. sovereign obligations[2]	11,959	39,745
Other investment grade securities	607	2,053
Total HQLA[1]	$348,027	$327,681
Cash deposits with banks (non-HQLA)	7,976	10,942
Total Liquidity Resources	$356,003	$338,623
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered Japanese, U.K., German, French and Dutch government obligations.
Liquidity Resources by Bank and Non-Bank Legal Entities

	At December 31, 2021	At December 31, 2020	Average Daily Balance Three Months Ended
$ in millions			December 31, 2021
Bank legal entities
U.S.	$171,642	$178,033	$164,760
Non-U.S.	8,582	7,670	9,266
Total Bank legal entities	180,224	185,703	174,026
Non-Bank legal entities
U.S.:
Parent Company	60,391	59,468	56,002
Non-Parent Company	52,932	33,368	56,648
Total U.S.	113,323	92,836	112,650
Non-U.S.	62,456	60,084	58,373
Total Non-Bank legal entities	175,779	152,920	171,023
Total Liquidity Resources	$356,003	$338,623	$345,049

December 2021 Form 10-K	42

Management’s Discussion and Analysis
Liquidity Resources may fluctuate from period to period based on the overall size and composition of our balance sheet, the maturity profile of our unsecured debt and estimates of funding needs in a stressed environment, among other factors.
Regulatory Liquidity Framework
Liquidity Coverage Ratio and Net Stable Funding Ratio
The Firm, MSBNA, MSPBNA and ETB are required to maintain a minimum LCR and NSFR of 100%. The LCR requires that banking organizations have sufficient Eligible HQLA to cover net cash outflows arising from significant stress over 30 calendar days, thus promoting the short-term resilience of the liquidity risk profile of banking organizations. In determining Eligible HQLA for LCR purposes, weightings (or asset haircuts) are applied to HQLA, and certain HQLA held in subsidiaries is excluded. The NSFR requires large banking organizations to maintain sufficiently stable sources of funding over a one-year time horizon.
As of December 31, 2021, the Firm, MSBNA, MSPBNA and ETB are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2021	September 30, 2021
Eligible HQLA[1]
Cash deposits with central banks	$54,606	$66,288
Securities[2]	183,105	174,068
Total Eligible HQLA[1]	$237,711	$240,356
LCR	134%	134%
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
Secured Financing
The liquid nature of the marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment provides us with flexibility in managing the composition of our balance sheet. Secured financing investors principally focus on the quality of the eligible collateral posted. Accordingly, we actively manage our secured financings based on the quality of the assets being funded.
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
Collateralized Financing Transactions

$ in millions	At December 31, 2021	At December 31, 2020
Securities purchased under agreements to resell and Securities borrowed	$249,712	$228,625
Securities sold under agreements to repurchase and Securities loaned	$74,487	$58,318
Securities received as collateral[1]	$10,504	$4,277

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2021	December 31, 2020
Securities purchased under agreements to resell and Securities borrowed	$236,327	$195,376
Securities sold under agreements to repurchase and Securities loaned	$69,565	$54,528
1.Included within Trading assets in the balance sheet.

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

43	December 2021 Form 10-K

Management’s Discussion and Analysis
in the balance sheet, and payables under these financing transactions, primarily to prime brokerage customers, are included in Customer and other payables in the balance sheet. Our risk exposure on these transactions is mitigated by collateral maintenance policies and the elements of our Liquidity Risk Management Framework.
Unsecured Financing
We view deposits and borrowings as stable sources of funding for unencumbered securities and non-security assets. Our unsecured financings include borrowings and certificates of deposit carried at fair value, which are primarily composed of: instruments whose payments and redemption values are linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures; and instruments with various interest rate-related features, including step-ups, step-downs and zero coupons. Also included are unsecured contracts which are not classified as OTC derivatives because they fail net investment criteria. As part of our asset/liability management strategy, when appropriate, we use derivatives to make adjustments to the interest rate risk profile of our borrowings (see Notes 7 and 14 to the financial statements).
Deposits

$ in millions	At December 31, 2021	At December 31, 2020
Savings and demand deposits:
Brokerage sweep deposits[1]	$298,352	$232,071
Savings and other	34,395	47,150
Total Savings and demand deposits	332,747	279,221
Time deposits	14,827	31,561
Total[2]	$347,574	$310,782
1.Amounts represent balances swept from client brokerage accounts.
2.Excludes approximately $9 billion and $25 billion of off-balance sheet deposits at unaffiliated financial institutions as of December 31, 2021 and December 31, 2020, respectively. This client cash held by third parties is not reflected in our balance sheet and is not immediately available for liquidity purposes.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. The increase in total deposits in 2021 was primarily driven by higher client cash balances swept into Brokerage sweep deposits and the onboarding in the first quarter of 2021 of approximately $20 billion of E*TRADE sweep deposits previously held off-balance sheet at unaffiliated financial institutions, partially offset by maturities of Time deposits and lower Savings and other deposits.
Borrowings by Remaining Maturity at December 31, 20211

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$1,300	$4,464	$5,764
Original maturities greater than one year
2022	$7,236	$6,961	$14,197
2023	17,201	6,585	23,786
2024	20,506	8,660	29,166
2025	19,070	6,491	25,561
2026	18,096	5,930	24,026
Thereafter	86,640	23,987	110,627
Total	$168,749	$58,614	$227,363
Total Borrowings	$170,049	$63,078	$233,127
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.
Borrowings of $233 billion as of December 31, 2021 increased slightly when compared with $217 billion at December 31, 2020.
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
Credit Ratings
We rely on external sources to finance a significant portion of our daily operations. Our credit ratings are one of the factors in the cost and availability of financing and can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as certain OTC derivative transactions. When determining credit ratings, rating agencies consider both company-specific and industry-wide factors. See also “Risk Factors—Liquidity Risk.”

December 2021 Form 10-K	44

Management’s Discussion and Analysis
Parent Company, MSBNA and MSPBNA Issuer Ratings at February 18, 2022

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A	Positive
Moody’s Investors Service, Inc.	P-1	A1	Stable
Rating and Investment Information, Inc.	a-1	A	Stable
S&P Global Ratings	A-2	BBB+	Positive

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1	A+	Positive
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable
On November 18, 2021, Fitch Ratings, Inc. revised the Parent Company and MSBNA outlooks from stable to positive.
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
guidelines. In the future, we may expand or contract our capital base to address the changing needs of our businesses.
Common Stock Repurchases

in millions, except for per share data	2021	2020	2019
Number of shares	126	29	121
Average price per share	$91.13	$46.01	$44.23
Total	$11,464	$1,347	$5,360
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein and Note 18 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	January 19, 2022
Amount per share	$0.70
Date paid	February 15, 2022
Shareholders of record as of	January 31, 2022
For additional information on our common stock dividends, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
For additional information on our common stock and information on our preferred stock, see Note 18 to the financial statements.
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
Regulatory Requirements
Regulatory Capital Framework
We are an FHC under the Bank Holding Company Act of 1956, as amended (“BHC Act”) and are subject to the regulation and oversight of the Federal Reserve. The Federal

45	December 2021 Form 10-K

Management’s Discussion and Analysis
Reserve establishes capital requirements for us, including “well-capitalized” standards, and evaluates our compliance with such capital requirements. The OCC establishes similar capital requirements and standards for our U.S. Bank Subsidiaries. The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee and also implement certain provisions of the Dodd-Frank Act. For us to remain an FHC, we must remain well-capitalized in accordance with standards established by the Federal Reserve, and our U.S. Bank Subsidiaries must remain well-capitalized in accordance with standards established by the OCC. In addition, many of our regulated subsidiaries are subject to regulatory capital requirements, including regulated subsidiaries provisionally registered as swap dealers with the CFTC or conditionally registered as security-based swap dealers with the SEC or registered as broker-dealers or futures commission merchants. For additional information on regulatory capital requirements for our U.S. Bank Subsidiaries, as well as our subsidiaries that are Swap Entities, see Note 17 to the financial statements.
Regulatory Capital Requirements
We are required to maintain minimum risk-based and leverage-based capital and TLAC ratios. For additional information on TLAC, see “Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” herein.
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus our capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios.
Capital Buffer Requirements

	At December 31, 2021 and December 31, 2020
	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	2.5%
SCB[1]	5.7%	N/A
G-SIB capital surcharge[2]	3.0%	3.0%
CCyB[3]	0%	0%
Capital buffer requirement	8.7%	5.5%
1.For additional information on the SCB, see “Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
2.For a further discussion of the G-SIB capital surcharge, see “G-SIB Capital Surcharge” herein.
3.The CCyB can be set up to 2.5% but is currently set by the Federal Reserve at zero.
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
CCyB, and our Advanced Approach capital buffer requirement is equal to our 2.5% capital conservation buffer, G-SIB capital surcharge and CCyB.
Risk-Based Regulatory Capital Ratio Requirements

		At December 31, 2021 and December 31, 2020
	Regulatory Minimum	Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.2%	10.0%
Tier 1 capital ratio	6.0%	14.7%	11.5%
Total capital ratio	8.0%	16.7%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Risk-Weighted Assets. RWA reflects both our on- and off-balance sheet risk, as well as capital charges attributable to the risk of loss arising from the following:
•Credit risk: The failure of a borrower, counterparty or issuer to meet its financial obligations to us;
•Market risk: Adverse changes in the level of one or more market prices, rates, spreads, indices, volatilities, correlations or other market factors, such as market liquidity; and
•Operational risk: Inadequate or failed processes or systems, from human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets).
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
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced SLR capital buffer of at least 2%.
CECL Deferral. As of December 31, 2021 and December 31, 2020, our risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period that began on January 1, 2020. The deferral impacts begin to phase back in at 25% per year beginning in 2022 and become fully phased-in beginning in 2025.

December 2021 Form 10-K	46

Management’s Discussion and Analysis
Regulatory Capital Ratios

$ in millions	Required Ratio[1]	At December 31, 2021	At December 31, 2020
Risk-based capital— Standardized
Common Equity Tier 1 capital		$75,742	$78,650
Tier 1 capital		83,348	88,079
Total capital		93,166	97,213
Total RWA[2]		471,921	453,106
Common Equity Tier 1 capital ratio	13.2%	16.0%	17.4%
Tier 1 capital ratio	14.7%	17.7%	19.4%
Total capital ratio	16.7%	19.7%	21.5%

$ in millions	Required Ratio[1]	At December 31, 2021	At December 31, 2020
Risk-based capital— Advanced
Common Equity Tier 1 capital		$75,742	$78,650
Tier 1 capital		83,348	88,079
Total capital		92,927	96,994
Total RWA		435,749	445,151
Common Equity Tier 1 capital ratio	10.0%	17.4%	17.7%
Tier 1 capital ratio	11.5%	19.1%	19.8%
Total capital ratio	13.5%	21.3%	21.8%

$ in millions	Required Ratio[1]	At December 31, 2021	At December 31, 2020
Leverage-based capital
Adjusted average assets[3]		$1,169,939	$1,053,510
Tier 1 leverage ratio	4.0%	7.1%	8.4%
Supplementary leverage exposure[2,4,5]		$1,476,962	$1,192,506
SLR[5]	5.0%	5.6%	7.4%
1.Required ratios are inclusive of any buffers applicable as of the date presented.
2.We early adopted the Standardized Approach for Counterparty Credit Risk (“SA-CCR”) on December 1, 2021. SA-CCR replaced the current exposure method used to measure derivatives counterparty exposure within the Standardized Approach RWA and Supplementary Leverage Ratio exposure calculations. As a result of the adoption, as of December 31, 2021, our risk-weighted assets under the Standardized Approach increased by $25 billion, and our Standardized Common Equity Tier 1 capital ratio decreased by 90 basis points.
3.Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets for the quarters ending on the respective balance sheet dates, reduced by disallowed goodwill, intangible assets, investments in covered funds, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments, certain deferred tax assets and other capital deductions.
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
5.Our SLR and Supplementary leverage exposure as of December 31, 2020 reflect the exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks based on a Federal Reserve interim final rule that was in effect until March 31, 2021. As of December 31, 2020, the impact of the interim final rule on our SLR was an increase of 80 bps.
Regulatory Capital

$ in millions	At December 31, 2021	At December 31, 2020	Change
Common Equity Tier 1 capital
Common stock and surplus	$11,361	$15,799	$(4,438)
Retained earnings	89,679	78,978	10,701
AOCI	(3,102)	(1,962)	(1,140)
Regulatory adjustments and deductions:
Net goodwill	(16,641)	(11,527)	(5,114)
Net intangible assets	(6,704)	(4,165)	(2,539)
Other adjustments and deductions[1]	1,149	1,527	(378)
Total Common Equity Tier 1 capital	$75,742	$78,650	$(2,908)
Additional Tier 1 capital
Preferred stock	$7,750	$9,250	$(1,500)
Noncontrolling interests	562	619	(57)
Additional Tier 1 capital	$8,312	$9,869	$(1,557)
Deduction for investments in covered funds	(706)	(440)	(266)
Total Tier 1 capital	$83,348	$88,079	$(4,731)
Standardized Tier 2 capital
Subordinated debt	$8,609	$7,737	$872
Eligible ACL	1,155	1,265	(110)
Other adjustments and deductions	54	132	(78)
Total Standardized Tier 2 capital	$9,818	$9,134	$684
Total Standardized capital	$93,166	$97,213	$(4,047)
Advanced Tier 2 capital
Subordinated debt	$8,609	$7,737	$872
Eligible credit reserves	916	1,046	(130)
Other adjustments and deductions	54	132	(78)
Total Advanced Tier 2 capital	$9,579	$8,915	$664
Total Advanced capital	$92,927	$96,994	$(4,067)
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

47	December 2021 Form 10-K

Management’s Discussion and Analysis
RWA Rollforward

$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2020	$387,066	$284,930
Change related to the following items:
Derivatives	25,467	(17,523)
Securities financing transactions	(4,863)	(1,543)
Investment securities	(3,134)	6,512
Commitments, guarantees and loans	310	4,493
Equity investments	4,129	4,321
Other credit risk	7,527	4,057
Total change in credit risk RWA	$29,436	$317
Balance at December 31, 2021	$416,502	$285,247
Market risk RWA
Balance at December 31, 2020	$66,040	$66,040
Change related to the following items:
Regulatory VaR	(7,842)	(7,842)
Regulatory stressed VaR	(1,206)	(1,206)
Incremental risk charge	2,335	2,335
Comprehensive risk measure	269	269
Specific risk	(4,177)	(4,177)
Total change in market risk RWA	$(10,621)	$(10,621)
Balance at December 31, 2021	$55,419	$55,419
Operational risk RWA
Balance at December 31, 2020	N/A	$94,181
Change in operational risk RWA	N/A	902
Balance at December 31, 2021	N/A	$95,083
Total RWA	$471,921	$435,749
Regulatory VaR—VaR for regulatory capital requirements
Credit risk RWA in 2021 increased under the Standardized Approach, while it is relatively unchanged under the Advanced Approach. Under the Standardized Approach, the increase was primarily in Derivatives, driven by the impact of the early adoption of SA-CCR on December 1, 2021. Under the Advanced Approach, CVA in Derivatives decreased due to lower credit spread volatility, offset by increases in Investment securities from the E*TRADE acquisition now being risk-weighted under the Advanced Approach, event lending within the Institutional Securities business segment, as well as equity investments and other credit risk.
Market risk RWA decreased in 2021 under the Standardized and Advanced Approaches, primarily due to a decrease in VaR mainly as a result of reduced volatility as the peak COVID-19 market stress in 2020 is no longer included in VaR.
G-SIB Capital Surcharge
We and other U.S. G-SIBs are subject to an additional risk-based capital surcharge, the G-SIB capital surcharge, which must be satisfied using Common Equity Tier 1 capital and which functions as an extension of the capital conservation buffer. The surcharge is calculated based on the G-SIB’s size, interconnectedness, cross-jurisdictional activity, and complexity and substitutability (“Method 1”) or use of short-term wholesale funding (“Method 2”), whichever is higher.
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
These TLAC and eligible LTD requirements include various restrictions, such as requiring eligible LTD to: be issued by the covered BHC; be unsecured; have a maturity of one year or more from the date of issuance; and not contain certain embedded features, such as a principal or redemption amount subject to reduction based on the performance of an asset, entity or index, or a similar feature. In addition, the requirements provide permanent grandfathering for debt instruments issued prior to December 31, 2016 that would be eligible LTD but for having impermissible acceleration clauses or being governed by foreign law.
A covered BHC is also required to maintain minimum external TLAC equal to the greater of (i) 18% of total RWA or (ii) 7.5% of its total leverage exposure (the denominator of its SLR). Covered BHCs must also meet a minimum external LTD requirement equal to the greater of (i) total RWA multiplied by the sum of 6% plus the higher of the Method 1 or Method 2 G-SIB capital surcharge applicable to the Parent Company or (ii) 4.5% of its total leverage exposure.
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

December 2021 Form 10-K	48

Management’s Discussion and Analysis
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At December 31, 2021	At December 31, 2020
External TLAC[2]			$235,681	$216,129
External TLAC as a % of RWA	18.0%	21.5%	49.9%	47.7%
External TLAC as a % of leverage exposure	7.5%	9.5%	16.0%	18.1%
Eligible LTD[3]			$144,659	$120,561
Eligible LTD as a % of RWA	9.0%	9.0%	30.7%	26.6%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	9.8%	10.1%
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
Furthermore, under the clean holding company requirements, a covered BHC is prohibited from incurring any external debt with an original maturity of less than one year or certain other liabilities, regardless of whether the liabilities are fully secured or otherwise senior to eligible LTD, or entering into certain other prohibited transactions. Certain other external liabilities, including those with certain embedded features noted above, are subject to a cap equal to 5% of the covered BHC’s outstanding external TLAC amount. Additionally, as of April 1, 2021, we and our U.S. Bank Subsidiaries are required to make certain deductions from regulatory capital for investments in certain unsecured debt instruments (including eligible LTD in the TLAC framework) issued by the Parent Company or other G-SIBs.
We are in compliance with all TLAC requirements as of December 31, 2021 and December 31, 2020.
Capital Plans, Stress Tests and the Stress Capital Buffer
The Federal Reserve has capital planning and stress test requirements for large BHCs, which form part of the Federal Reserve’s annual CCAR framework.
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
The capital plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance or redemption of a debt or equity capital instrument, any capital distribution (i.e., payments of dividends or stock repurchases) and any similar action that the Federal Reserve determines could impact our consolidated capital. The capital plan must include a discussion of how we will maintain capital above the minimum regulatory capital ratios and how we will serve as a source of strength to our U.S. Bank Subsidiaries under supervisory stress scenarios. In addition, the Federal Reserve has issued guidance setting out its heightened expectations for capital planning practices at certain large financial institutions, including us.
As part of its annual capital supervisory stress testing process, the Federal Reserve determines an SCB for each large BHC, including us. The SCB applies only with respect to Standardized Approach risk-based capital requirements and replaced the Common Equity Tier 1 capital conservation buffer of 2.5%. The SCB is the greater of (i) the maximum decline in our Common Equity Tier 1 capital ratio under the severely adverse scenario over the supervisory stress test measurement period plus the sum of the four quarters of planned common stock dividends divided by the projected RWAs from the quarter in which the Firm’s projected Common Equity Tier 1 capital ratio reaches its minimum in the supervisory stress test and (ii) 2.5%.
The supervisory stress test assumes that BHCs generally maintain a constant level of assets and RWAs throughout the projection period. The SCB incorporates the results of the supervisory stress test results and incorporates four quarters of common stock dividends. Federal Reserve approval for capital actions is required in some specific circumstances.
A firm’s SCB is subject to revision each year, taking effect from October 1 to reflect the results of the Federal Reserve’s annual supervisory stress test. The Federal Reserve has discretion to recalculate a firm’s SCB outside of the October 1 annual cycle in certain circumstances.
Our SCB will remain at 5.7% from October 1, 2021 through September 30, 2022. Together with other features of the regulatory capital framework, this SCB results in an aggregate Standardized Approach Common Equity Tier 1 required ratio of 13.2%.
The Federal Reserve has the authority to impose restrictions on capital actions as a supervisory matter. In the second quarter of 2020, the Federal Reserve imposed capital action restrictions on large BHCs, including us, which it modified in the fourth quarter of 2020 and subsequently extended. Under the modified capital action restrictions announced on December 18, 2020 and subsequently extended by the Federal Reserve, in the first two quarters of 2021, large BHCs were permitted to pay common stock dividends, provided they did not increase the amount of common stock dividends to be larger than the level paid in the second quarter of 2020, and make share repurchases that, in the aggregate, did not exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters; make share repurchases that equal the amount of share issuances related to expensed employee compensation; and redeem and make scheduled payments on additional Tier 1 and Tier 2 capital instruments. The Federal Reserve subsequently announced that the

49	December 2021 Form 10-K

Management’s Discussion and Analysis
restrictions described above would end on June 30, 2021 for all firms whose capital levels are above minimum risk-based requirements in the Federal Reserve’s annual supervisory stress test.
Based on the results of the 2021 supervisory stress tests, the temporary capital action supervisory restrictions previously applicable to us ended on June 30, 2021. Beginning July 1, 2021, the Firm is permitted, in its discretion, to adjust its capital distributions without seeking prior approval from the Federal Reserve, provided that it remains in compliance with all applicable regulatory capital requirements, including the SCB. We disclosed a summary of the results of our company-run stress tests on our Investor Relations website and announced that our Board of Directors authorized the increase of our quarterly common stock dividend to $0.70 per share from $0.35 per share beginning with the common stock dividend announced on July 15, 2021 and authorized the repurchase of up to $12 billion of outstanding common stock from July 1, 2021 through June 30, 2022, from time to time as conditions warrant, which supersedes the previous common stock repurchase authorization.
For the 2022 capital planning and stress test cycle, we are required to submit our capital plan and company-run stress test results to the Federal Reserve by April 5, 2022. The Federal Reserve is expected to publish summary results of the CCAR and Dodd-Frank Act supervisory stress tests of each large BHC, including us, by June 30, 2022. We are required to disclose a summary of the results of our company-run stress tests within 15 days of the date the Federal Reserve discloses the results of the supervisory stress tests.
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
Average Common Equity Attribution under the Required Capital Framework1

$ in billions	2021	2020	2019
Institutional Securities	$43.5	$42.8	$40.4
Wealth Management[2]	28.6	20.8	18.2
Investment Management[3]	8.8	2.6	2.5
Parent	16.2	14.0	11.6
Total	$97.1	$80.2	$72.7
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
Resolution and Recovery Planning
We are required to submit once every two years to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. We submitted our 2021 targeted resolution plan on June 30, 2021. For more information about resolution planning requirements, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning.”
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

December 2021 Form 10-K	50

Management’s Discussion and Analysis
For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” and “Risk Factors—Legal, Regulatory and Compliance Risk.”
Regulatory Developments and Other Matters
Replacement of London Interbank Offered Rate and Replacement or Reform of Other Interest Rate Benchmarks
Central banks around the world, including the Federal Reserve, have commissioned committees and working groups of market participants and official sector representatives to replace LIBOR and replace or reform other interest rate benchmarks (collectively, the “IBORs”). A transition away from use of the IBORs to alternative rates and other potential interest rate benchmark reforms is underway and will continue over the course of the next few years.
In accordance with announcements by the Financial Conduct Authority (“FCA”), which regulates LIBOR publication, and ICE Benchmark Administration Limited, which administers LIBOR publication, the publication of most non-U.S. dollar LIBOR rates ceased as of the end of December 2021. While publication of the one-, three- and six-month Sterling and Japanese yen LIBOR settings will continue at least until the end of 2022 on the basis of a “synthetic” methodology (known as “synthetic LIBOR”), these rates have been designated unrepresentative by the FCA and are solely available for use in legacy transactions. Furthermore, while certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, the U.S. banking agencies and the FCA have issued guidance instructing banks to cease entering into new contracts referencing U.S. dollar LIBOR no later than December 31, 2021, with certain exceptions.
As of December 31, 2021, our LIBOR-referenced contracts were primarily concentrated in derivative contracts and to a lesser extent, loans, floating rate notes, preferred shares, securitizations and mortgages. A significant majority of our derivative contracts, and a majority of our non-derivative contracts contain fallback provisions or otherwise have an expected path that will allow for the transition to an alternative reference rate upon the cessation of the applicable LIBOR rate.
While we have made substantial progress in the transition away from the IBORs, we nonetheless currently remain party to a significant number of U.S. dollar LIBOR-linked contracts. A significant majority of our U.S. dollar derivative contracts contain IBOR fallback provisions based in the first instance on SOFR due to incorporation of the International Swaps and Derivatives Association (“ISDA”) Fallbacks Supplement or through amendment by adherence to the 2020 IBOR Fallbacks Protocol. Further, to the extent that a U.S. dollar LIBOR-linked derivative or non-derivative contract is governed by New York law, New York State has enacted legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain contracts under certain circumstances with a benchmark based on SOFR, including any spread adjustment, recommended by the Federal Reserve, the Federal Reserve Bank of New York or the Alternative Reference Rates Committee. For those U.S. dollar LIBOR-linked contracts without appropriate fallbacks and for which the New York State legislation is not expected to apply, we are actively developing appropriate transition plans in light of the planned June 30, 2023 cessation date for the remaining U.S. dollar LIBOR tenors.
Following the cessation or non-representativeness designation of non-U.S. dollar LIBOR rates as of December 31, 2021, our non-U.S. dollar LIBOR-linked contracts containing fallback provisions transitioned to alternative reference rates through the operation of the fallbacks within the contracts. For example, as of the first reset date following December 31, 2021, derivative contracts referencing non-U.S. dollar LIBOR that either incorporate the ISDA IBOR Fallbacks Supplement or that were amended through adherence to the 2020 IBOR Fallbacks Protocol, are or will be valued using the adjusted version of the applicable risk-free reference rate selected as an alternative to the IBORs by the appropriate national committee (e.g., Sterling Overnight Index Average rate in place of Sterling LIBOR and the Tokyo Overnight Average rate in place of Japanese yen LIBOR).
Of the remaining portion of non-U.S. dollar LIBOR-linked contracts that have not transitioned to alternative reference rates through the operation of fallback provisions, many of these contracts reference Sterling or Japanese yen LIBOR settings for which a synthetic rate will be published at least until the end of 2022, therefore these contracts will continue to reference synthetic LIBOR at least for the duration of 2022.
Our IBOR transition plan is overseen by a global steering committee, with senior management oversight, and we continue to execute against our Firm-wide IBOR transition plan to complete the transition to alternative reference rates, including implementing regulatory guidance to cease entering into new contracts referencing U.S. dollar LIBOR after December 31, 2021, with certain exceptions.
See also “Risk Factors—Risk Management” for a further discussion of risks related to the planned replacement of the IBORs and/or reform of interest rate benchmarks.

51	December 2021 Form 10-K

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
We have policies and procedures in place to identify, measure, monitor, escalate, mitigate and control the principal risks involved in the activities of the Institutional Securities, Wealth Management and Investment Management business segments, as well as at the Parent Company level. The principal risks involved in our business activities include market (including non-trading risks), credit, operational, model, compliance, cybersecurity, liquidity, strategic, reputational and conduct risk. Strategic risk is integrated into our business planning, embedded in the evaluation of all principal risks and overseen by the Board.
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
Our risk appetite defines the aggregate level and types of risk that the Firm is willing to accept to achieve its business objectives, taking into account the interests of clients and fiduciary duties to shareholders, as well as capital and other regulatory requirements. This risk appetite is embedded in our risk culture and linked to our short-term and long-term strategic, capital and financial plans, as well as compensation programs. This risk appetite and the related Board-level risk limits and risk tolerance statements are reviewed and approved by the Risk Committee of the Board (“BRC”) and the Board on at least an annual basis.
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
2.Committees include the Securities Risk Committee, Wealth Management Risk Committee and Investment Management Risk Committee.
3.Established in January 2022.

December 2021 Form 10-K	52

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
oversees operations, technology and operational risk, including information security, fraud, vendor, data protection, privacy, business continuity and resilience, cybersecurity risks and the steps management has taken to monitor and control such exposures; receives reports regarding business continuity and resilience; and reviews risk management and risk assessment guidelines in coordination with the Board, the BRC and the BAC, and policies regarding operations, technology and operational risk. The BOTC reports to the Board on a regular basis.
Firm Risk Committee
The Board has also authorized the Firm Risk Committee (“FRC”), a management committee appointed and co-chaired by the Chief Executive Officer and Chief Risk Officer, which includes the most senior officers of the Firm from the business, independent risk functions and control groups, to help oversee the ERM framework. The FRC’s responsibilities include: oversight of our risk management principles, procedures and limits; the monitoring of capital levels and material market, credit, model, operational, liquidity, legal, compliance and reputational risk matters, and other risks, as appropriate; and the steps management has taken to monitor and manage such risks. The FRC also establishes and communicates risk tolerance, including aggregate Firm limits and tolerances, as appropriate. The Governance Process Review Subcommittee of the FRC oversees governance and process issues on behalf of the FRC. The FRC reports to the Board, the BAC, the BOTC and the BRC through the Chief Risk Officer, Chief Financial Officer and Chief Legal Officer.
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
Chief Risk Officer
The Chief Risk Officer, who is independent of business units, reports to the BRC and the Chief Executive Officer. The Chief Risk Officer oversees compliance with our risk limits; approves exceptions to our risk limits; independently reviews material market, credit, model, operational and liquidity risks; and reviews results of risk management processes with the

53	December 2021 Form 10-K

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
Support and Control Groups
Our support and control groups include, but are not limited to, the Legal and Compliance Division, the Finance Division, Technology Division, Operations Division, the Human Resources Department, Corporate Services, Firm Resilience, and Firm Strategy and Execution. Our support and control groups coordinate with the business segment control groups to review the risk monitoring and risk management policies and procedures relating to, among other things, controls over financial reporting and disclosure; each business segment’s market, credit and operational risk profile; liquidity risks; model risks; sales practices; reputational, legal enforceability, compliance, conduct and regulatory risk; and technological risks. Participation by the senior officers of the Firm and business segment control groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo thorough review.
Internal Audit Department
The Internal Audit Department (“IAD”) independently assesses the Firm’s risk management processes and controls using methodology developed from professional auditing standards and regulatory guidance. IAD undertakes these responsibilities through periodic reviews of our business activities, operations and systems, as well as special investigations and retrospective reviews that may be specifically requested by the BAC or management. In addition to regular reports to the BAC, the Chief Audit Officer, who reports functionally to the BAC and administratively to the Chief Executive Officer, periodically reports to the BRC and BOTC on various matters of risks and controls.
Culture, Values and Conduct of Employees
Employees of the Firm are accountable for conducting themselves in accordance with our core values: Put Clients First, Do the Right Thing, Lead with Exceptional Ideas, Commit to Diversity and Inclusion, and Give Back. We are committed to reinforcing and confirming adherence to our core values through our governance framework, tone from the top, management oversight, risk management and controls, and three lines of defense structure (business, control functions such as Risk Management and Compliance, and Internal Audit).
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
The Firm’s clawback and cancellation provisions apply to deferred incentive compensation and cover a broad scope of employee conduct, including any act or omission (including with respect to direct supervisory responsibilities) that constitutes a breach of obligation to the Firm or causes a restatement of the Firm’s financial results, constitutes a violation of the Firm’s global risk management principles, policies and standards, or causes a loss of revenue associated with a position on which the employee was paid and the employee operated outside of risk management policies.

December 2021 Form 10-K	54

Risk Disclosures
Risk Limits Framework
Risk limits and quantitative metrics provide the basis for monitoring risk-taking activity and avoiding outsized risk taking. Our risk-taking capacity is sized through the Firm’s capital planning process where losses are estimated under the Firm’s BHC Severely Adverse stress testing scenario. We also maintain a comprehensive suite of risk limits and quantitative metrics to support and implement our risk appetite statement. Our risk limits support linkages between the overall risk appetite, which is reviewed by the Board, and more granular risk-taking decisions and activities.
Risk limits, once established, are reviewed and updated on at least an annual basis, with more frequent updates as necessary. Board-level risk limits address the most important Firmwide aggregations of risk. Additional risk limits approved by the FRC address more specific types of risk and are bound by the higher-level Board risk limits.
Risk Management Process
In subsequent sections, we discuss our risk management policies and procedures for our primary risks involved in the activities of our Institutional Securities, Wealth Management and Investment Management business segments. These sections and the estimated amounts of our risk exposure generated by our statistical analyses are forward-looking statements. However, the analyses used to assess such risks are not predictions of future events, and actual results may vary significantly from such analyses due to events in the markets in which we operate and certain other factors described in the following paragraphs.
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
To execute these responsibilities, the Market Risk Department monitors our risk against limits on aggregate risk exposures, performs a variety of risk analyses, routinely reports risk summaries, and maintains our VaR and scenario analysis systems. Market risk is also monitored through various measures: by use of statistics (including VaR and related analytical measures); by measures of position size and sensitivity; and through routine stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors and scenarios designed by the Market Risk Department in collaboration with the business units. The material risks identified by these processes are summarized in reports produced by the Market Risk Department that are circulated to and discussed with senior management, the FRC, the BRC and the Board.
Trading Risks
Primary Market Risk Exposures and Market Risk Management
We have exposures to a wide range of risks related to interest rates and credit spreads, equity prices, foreign exchange rates and commodity prices as well as the associated implied volatilities and spreads of the global markets in which we conduct our trading activities.
We are exposed to interest rate and credit spread risk as a result of our market-making activities and other trading in interest rate-sensitive financial instruments (i.e., risk arising from changes in the level or implied volatility of interest rates, the timing of mortgage prepayments, the shape of the yield curve and/or credit spreads). The activities from which those exposures arise and the markets in which we are active include, but are not limited to, the following: derivatives, corporate and government debt across both developed and emerging markets and asset-backed debt, including mortgage-related securities.
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

55	December 2021 Form 10-K

Risk Disclosures
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
We estimate VaR using a model based on a one-year equal weighted historical simulation for general market risk factors and name-specific risk in corporate equities and related derivatives, and Monte Carlo simulation for name-specific risk in bonds, loans and related derivatives. The model constructs a distribution of hypothetical daily changes in the value of trading portfolios based on historical observation of daily changes in key market indices or other market risk factors, and information on the sensitivity of the portfolio values to these market risk factor changes.
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
We update our VaR model in response to changes in the composition of trading portfolios and to improvements in modeling techniques and systems capabilities. We are

December 2021 Form 10-K	56

Risk Disclosures
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
95%/One-Day Management VaR

	2021
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$21	$29	$41	$21
Equity price	20	26	170	19
Foreign exchange rate	6	9	24	4
Commodity price	16	14	27	8
Less: Diversification benefit[2]	(31)	(32)	N/A	N/A
Primary Risk Categories	$32	$46	$171	$32
Credit Portfolio	12	15	31	11
Less: Diversification benefit[2]	(12)	(11)	N/A	N/A
Total Management VaR	$32	$50	$175	$32

	2020
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$35	$37	$62	$24
Equity price	23	23	39	12
Foreign exchange rate	14	10	19	5
Commodity price	15	17	29	10
Less: Diversification benefit[2]	(32)	(43)	N/A	N/A
Primary Risk Categories	$55	$44	$62	$28
Credit Portfolio	31	22	31	12
Less: Diversification benefit[2]	(10)	(12)	N/A	N/A
Total Management VaR	$76	$54	$78	$32
1.The high and low VaR values for the Total Management VaR and each of the component VaRs might have occurred on different days during the quarter, and, therefore, the diversification benefit is not an applicable measure.
2.Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
Average Total Management VaR and Management VaR for the Primary Risk Categories decreased in 2021 from 2020 primarily due to reduced exposures in Interest rate and credit spreads, and the significant volatility in 2020 no longer being included in the one-year VaR window. During 2021, Management VaR peaked at $175 million for one day driven by increased equity exposure resulting from the aforementioned credit event for a single client.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy. There were 14 trading loss days in 2021, one of which exceeded 95% Total Management VaR.
Daily 95%/One-Day Total Management VaR for 2021
($ in millions)

57	December 2021 Form 10-K

Risk Disclosures
Daily Net Trading Revenues for 2021
($ in millions)
The previous histogram shows the distribution of daily net trading revenues for 2021. Daily net trading revenues include profits and losses from Interest rate and credit spread, Equity price, Foreign exchange rate, Commodity price, and Credit Portfolio positions and intraday trading activities for our trading businesses. Certain items such as fees, commissions, net interest income and counterparty default risk are excluded from daily net trading revenues and the VaR model. Revenues required for Regulatory VaR backtesting further exclude intraday trading.
Non-Trading Risks
We believe that sensitivity analysis is an appropriate representation of our non-trading risks. The following sensitivity analyses cover substantially all of the non-trading risk in our portfolio.
Credit Spread Risk Sensitivity1

$ in millions	At December 31, 2021	At December 31, 2020
Derivatives	$7	$7
Borrowings carried at fair value	48	50
1.Amounts represent the potential gain for each 1 bps widening of our credit spread.
U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At December 31, 2021	At December 31, 2020
Basis point change
+100	$1,267	$1,540
-100	(893)	(654)
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
We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates between December 31, 2021 and December 31, 2020 is primarily driven by the effects of changes in the mix of our assets and liabilities and changes in market rates.
Investments Sensitivity, Including Related Performance Fees

	Loss from 10% Decline
$ in millions	At December 31, 2021	At December 31, 2020
Investments related to Investment Management activities	$407	$386
Other investments:
MUMSS	167	184
Other Firm investments	331	210
We have exposure to public and private companies through direct investments, as well as through funds that invest in these assets. These investments are predominantly equity positions with long investment horizons, a portion of which is for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net revenues associated with a reasonably possible 10% decline in investment values and related impact on performance-based income, as applicable. The change in investments sensitivity related to Other Firm investments between December 31, 2021 and December 31, 2020 was primarily driven by new investments in Community Reinvestment Act affordable housing and increases in investments in the Equity business.
Asset Management Revenue Sensitivity
Certain asset management revenues in the Wealth Management and Investment Management business segments are derived from management fees, which are based on fee-based client assets in Wealth Management or AUM in Investment Management (together, “client holdings”). The assets underlying client holdings are primarily composed of equity, fixed income and alternative investments and are sensitive to changes in related markets. The overall level of these revenues depends on multiple factors that include, but are not limited to, the level and duration of a market increase or decline, price volatility, the geographic and industry mix of client assets, and client behavior such as the rate and magnitude of client investments and redemptions. Therefore, overall revenues do not correlate completely with changes in the related markets.

December 2021 Form 10-K	58

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
Monitoring and Control
The Credit Risk Management Department (“CRM”) establishes Firmwide practices to evaluate, monitor and control credit risk at the transaction, obligor and portfolio levels. The CRM approves extensions of credit, evaluates the creditworthiness of the counterparties and borrowers on a regular basis, and helps ensure that credit exposure is actively monitored and managed. The evaluation of counterparties and borrowers includes an assessment of the probability that an obligor will default on its financial obligations and any losses that may occur when an obligor defaults. In addition, credit risk exposure is actively managed by credit professionals and committees within the CRM and through various risk committees, whose membership includes individuals from the CRM. A comprehensive and global Credit Limits Framework is utilized to manage credit risk levels across the Firm. The Credit Limits Framework is calibrated within our risk tolerance and includes single-name limits and portfolio concentration limits by country, industry and product type.
The CRM helps ensure timely and transparent communication of material credit risks, compliance with established limits and escalation of risk concentrations to appropriate senior management. The CRM also works closely with the Market Risk Department and applicable business units to monitor risk exposures and to perform stress tests to identify, analyze and control credit risk concentrations arising from lending and trading activities. The stress tests shock market factors (e.g., interest rates, commodity prices, credit spreads), risk parameters (e.g., probability of default and loss given default), recovery rates and expected losses in order to assess the impact of stresses on exposures, profit and loss, and our capital position. Stress tests are conducted in accordance with our established policies and procedures.
Credit Evaluation
The evaluation of corporate and institutional counterparties and borrowers includes assigning credit ratings, which reflect an assessment of an obligor’s probability of default and loss given default. Credit evaluations typically involve the assessment of financial statements; leverage; liquidity; capital strength; asset composition and quality; market capitalization; access to capital markets; adequacy of collateral, if applicable; and, in the case of certain loans, cash flow projections and debt service requirements. The CRM also evaluates strategy, market position, industry dynamics, management and other factors such as country risks and legal and contingent risks that could affect the obligor’s risk profile. Additionally, the CRM evaluates the relative position of our exposure in the borrower’s capital structure and relative recovery prospects, as well as other structural elements of the particular transaction.
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
Credit risk metrics assigned to our borrowers during the evaluation process are incorporated into the CRM maintenance of the allowance for credit losses. Such allowance serves as a reserve for probable inherent losses, as well as probable losses related to loans identified as impaired. For more information on the allowance for credit losses, see Notes 2 and 10 to the financial statements.

59	December 2021 Form 10-K

Risk Disclosures
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
Loans and Lending Commitments

	At December 31, 2021
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$5,567	$8,107	$8	$13,682
Secured lending facilities	31,471	3,879	—	35,350
Commercial and Residential real estate	7,227	1,777	4,774	13,778
Securities-based lending and Other	1,292	45	7,710	9,047
Total Institutional Securities	45,557	13,808	12,492	71,857
Wealth Management:
Residential real estate	44,251	7	—	44,258
Securities-based lending and Other	85,143	17	—	85,160
Total Wealth Management	129,394	24	—	129,418
Total Investment Management[1]	5	—	135	140
Total loans[2]	174,956	13,832	12,627	201,415
ACL	(654)			(654)
Total loans, net of ACL	$174,302	$13,832	$12,627	$200,761
Lending commitments[3]				$134,934
Total exposure				$335,695

	At December 31, 2020
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$6,046	$8,580	$13	$14,639
Secured lending facilities	25,727	3,296	648	29,671
Commercial and Residential real estate	7,346	859	3,061	11,266
Securities-based lending and Other	1,279	55	7,001	8,335
Total Institutional Securities	40,398	12,790	10,723	63,911
Wealth Management:
Residential real estate	35,268	11	—	35,279
Securities-based lending and Other	62,947	—	—	62,947
Total Wealth Management	98,215	11	—	98,226
Total Investment Management[1]	6	12	425	443
Total loans[2]	138,619	12,813	11,148	162,580
ACL	(835)			(835)
Total loans, net of ACL	$137,784	$12,813	$11,148	$161,745
Lending commitments[3]				$127,855
Total exposure				$289,600
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
In 2021, total loans and lending commitments increased by approximately $46 billion, primarily due to growth in Securities-based and Residential real estate loans within the Wealth Management business segment, as well as increases in Secured lending facilities and Corporate lending commitments within the Institutional Securities business segment.
See Notes 5, 6, 10 and 15 to the financial statements for further information.

December 2021 Form 10-K	60

Risk Disclosures
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$835
ACL—Lending commitments	396
Total at December 31, 2020	1,231
Gross charge-offs	(126)
Provision for credit losses	4
Other	(11)
Total at December 31, 2021	$1,098
ACL—Loans	$654
ACL—Lending commitments	444
Provision for Credit Losses by Business Segment

	Year Ended December 31, 2021
$ in millions	IS	WM	Total
Loans	$(57)	$9	$(48)
Lending commitments	50	2	52
Total	$(7)	$11	$4
Credit exposure arising from our loans and lending commitments is measured in accordance with our internal risk management standards. Risk factors considered in determining the allowance for credit losses for loans and lending commitments include the borrower’s financial strength, industry, facility structure, LTV ratio, debt service ratio, collateral and covenants. Qualitative and environmental factors such as economic and business conditions, nature and volume of the portfolio and lending terms, and volume and severity of past due loans may also be considered.

The aggregate allowance for credit losses for loans and lending commitments decreased in 2021, primarily reflecting charge-offs. The provision for credit losses on loans and lending commitments was flat, primarily as a result of portfolio growth, offset by the impact of changes in loan quality mix.
The base scenario used in our ACL models as of December 31, 2021 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models, and assumes continued growth over the forecast period. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product.
Forecasted U.S. GDP Growth Rates in Base Scenario

	4Q 2022	4Q 2023
Year-over-year growth rate	3.2%	2.0%
See Notes 10 to the financial statements for further information. See Note 2 to the financial statements for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At December 31, 2021		At December 31, 2020
	IS	WM	IS	WM
Accrual	98.7%	99.8%	99.2%	99.7%
Nonaccrual[1]	1.3%	0.2%	0.8%	0.3%
1.These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.
Net Charge-off Ratios for Loans Held for Investment

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
2021
Net charge-off ratio[1]	0.44%	0.24%	0.38%	—%	0.01%	0.08%
Average loans	$5,184	$27,833	$7,089	$39,111	$75,230	$154,447
2020
Net charge-off ratio[1]	0.41%	—%	0.87%	—%	(0.01)%	0.07%
Average loans	$8,633	$25,281	$7,326	$32,361	$56,018	$129,619
2019
Net charge-off ratio[1]	—%	—%	—%	0.01%	—%	—%
Average loans	$5,005	$19,446	$7,072	$28,568	$46,966	$107,057
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.
Institutional Securities Loans and Lending Commitments1

	At December 31, 2021
	Contractual Years to Maturity
$ in millions	< 1	1-5	5-15	>15	Total
Loans
AA	$—	$35	$38	$—	$73
A	890	1,089	675	—	2,654
BBB	5,335	8,944	563	—	14,842
BB	10,734	18,349	814	18	29,915
Other NIG	4,656	10,475	3,439	160	18,730
Unrated[2]	171	665	511	3,753	5,100
Total loans	21,786	39,557	6,040	3,931	71,314
Lending commitments
AAA	—	50	—	—	50
AA	3,283	2,690	—	—	5,973
A	5,255	17,646	407	303	23,611
BBB	6,703	36,096	766	—	43,565
BB	2,859	19,698	3,122	—	25,679
Other NIG	992	13,420	6,180	55	20,647
Unrated[2]	672	40	3	—	715
Total lending commitments	19,764	89,640	10,478	358	120,240
Total exposure	$41,550	$129,197	$16,518	$4,289	$191,554

61	December 2021 Form 10-K

Risk Disclosures

	At December 31, 2020[3]
	Contractual Years to Maturity
$ in millions	< 1	1-5	5-15	>15	Total
Loans
AA	$279	$10	$—	$—	$289
A	759	834	391	—	1,984
BBB	5,043	8,472	469	—	13,984
BB	10,963	13,073	503	—	24,539
Other NIG	5,214	10,958	2,830	439	19,441
Unrated[2]	141	472	1,246	1,076	2,935
Total loans	22,399	33,819	5,439	1,515	63,172
Lending commitments
AAA	—	50	—	—	50
AA	4,047	3,173	—	—	7,220
A	6,025	18,167	150	275	24,617
BBB	6,783	33,282	412	48	40,525
BB	4,357	16,916	3,103	—	24,376
Other NIG	664	13,352	2,614	38	16,668
Unrated[2]	4	—	—	—	4
Total lending commitments	21,880	84,940	6,279	361	113,460
Total exposure	$44,279	$118,759	$11,718	$1,876	$176,632
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
3.Certain prior period amounts have been reclassified to conform to the current presentation.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At December 31, 2021	At December 31, 2020
Financials	$52,066	$44,358
Real estate	31,560	25,484
Industrials	17,446	15,861
Information technology	13,471	11,358
Communications services	12,645	12,600
Healthcare	12,618	12,650
Consumer discretionary	11,628	11,177
Utilities	10,310	9,504
Energy	8,544	10,064
Consumer staples	7,855	9,088
Materials	6,394	6,084
Insurance	4,954	3,889
Other	2,063	4,515
Total exposure	$191,554	$176,632
Sectors Currently in Focus due to COVID-19

The economic effects of COVID-19 have impacted borrowers in many sectors and industries, though certain sectors remain more sensitive to the current economic environment and are continuing to receive heightened focus. The sectors currently in focus are retail, air travel, lodging and leisure, upstream energy, and healthcare services and systems. As of December 31, 2021, exposures to these sectors are included across the Industrials, Financials, Real estate, Consumer discretionary, Energy and Healthcare industries in the previous table, and in aggregate represent less than 10% of total Institutional
Securities business segment lending exposure. Further, as of December 31, 2021, over 90% of these exposures are either investment grade and/or secured by collateral. The future developments of COVID-19 and its effect on the economic environment remain uncertain; therefore, the sectors impacted may change over time. Refer to “Risk Factors” herein.
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial real estate, and Securities-based lending and Other. As of December 31, 2021, over 90% of our total lending exposure, which consists of loans and lending commitments, is investment grade and/or secured by collateral.
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
Secured lending facilities include loans provided to clients, which are collateralized by various assets, including residential and commercial real estate mortgage loans, investor commitments for capital calls, corporate loans and other assets. These facilities generally provide for overcollateralization. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement and/or a decline in the underlying collateral value. The Firm monitors collateral levels against the requirements of lending agreements. See Note 16 to the financial statements for information about our securitization activities.
Commercial real estate loans are primarily senior, secured by underlying real estate and are typically in term loan form. In addition, as part of certain of its trading and securitization activities, Institutional Securities may also hold residential real estate loans.
Securities-based lending and Other includes financing extended to sales and trading customers and corporate loans purchased in the secondary market.

December 2021 Form 10-K	62

Risk Disclosures
Institutional Securities Event-Driven Loans and Lending Commitments

	At December 31, 2021
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$951	$2,088	$1,803	$4,842
Lending commitments	1,619	5,288	8,879	15,786
Total exposure	$2,570	$7,376	$10,682	$20,628

	At December 31, 2020[1]
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$1,241	$1,780	$2,090	$5,111
Lending commitments	2,810	7,327	4,650	14,787
Total exposure	$4,051	$9,107	$6,740	$19,898
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
Institutional Securities Loans and Lending Commitments Held for Investment

	At December 31, 2021
$ in millions	Loans	Lending Commitments	Total
Corporate	$5,567	$73,585	$79,152
Secured lending facilities	31,471	10,003	41,474
Commercial real estate	7,227	1,475	8,702
Other	1,292	887	2,179
Total, before ACL	$45,557	$85,950	$131,507
ACL	$(543)	$(426)	$(969)

	At December 31, 2020
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,046	$69,488	$75,534
Secured lending facilities	25,727	8,312	34,039
Commercial real estate	7,346	334	7,680
Other	1,279	1,135	2,414
Total, before ACL	$40,398	$79,269	$119,667
ACL	$(739)	$(391)	$(1,130)
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	Commercial Real Estate	Other	Total
ACL—Loans	$309	$198	$211	$21	$739
ACL—Lending commitments	323	38	11	19	391
Total at December 31, 2020	632	236	222	40	1,130
Gross charge-offs	(23)	(67)	(27)	(3)	(120)
Provision for credit losses	(82)	36	35	4	(7)
Other[1]	(6)	(1)	(4)	(23)	(34)
Total at December 31, 2021	$521	$204	$226	$18	$969
ACL—Loans	$165	$163	$206	$9	$543
ACL—Lending commitments	356	41	20	9	426
1.Other primarily reflects the allowance for credit losses associated with the Community Development Fund loans portfolio that was transferred to the Wealth Management business segment from the Institutional Securities business segment in the second quarter of 2021.
Institutional Securities Loans Held for Investment—Ratios of Allowance for Credit Losses to Balance before Allowance

	At December 31, 2021	At December 31, 2020
Corporate	3.0%	5.1%
Secured lending facilities	0.5%	0.8%
Commercial real estate	2.9%	2.9%
Other	0.7%	1.7%
Total Institutional Securities loans	1.2%	1.8%
Wealth Management Loans and Lending Commitments

	At December 31, 2021
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$74,466	$8,927	$1,571	$144	$85,108
Residential real estate loans	4	10	1,231	42,954	44,199
Total loans, net of ACL	$74,470	$8,937	$2,802	$43,098	$129,307
Lending commitments	11,894	2,467	51	282	14,694
Total exposure	$86,364	$11,404	$2,853	$43,380	$144,001

	At December 31, 2020[1]
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$54,483	$6,754	$1,672	$—	$62,909
Residential real estate loans	9	2	1,258	33,952	35,221
Total loans, net of ACL	$54,492	$6,756	$2,930	$33,952	$98,130
Lending commitments	11,666	2,476	9	244	14,395
Total exposure	$66,158	$9,232	$2,939	$34,196	$112,525
1.Certain prior period amounts have been reclassified to conform to the current presentation.
The principal Wealth Management business segment lending activities include Securities-based lending and Residential real estate loans.
Securities-based lending allows clients to borrow money against the value of qualifying securities, generally for any purpose other than purchasing, trading or carrying securities or refinancing margin debt. We establish approved credit lines against qualifying securities and monitor limits daily and,

63	December 2021 Form 10-K

Risk Disclosures
pursuant to such guidelines, require customers to deposit additional collateral, or reduce debt positions, when necessary. These credit lines are primarily uncommitted loan facilities, as we reserve the right not to make any advances or may terminate these credit lines at any time. Factors considered in the review of these loans include, but are not limited to, the loan amount, the client’s credit profile, the degree of leverage, collateral diversification, price volatility and liquidity of the collateral.
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
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$96
ACL—Lending commitments	5
Total at December 31, 2020	101
Gross charge-offs	(6)
Provision for credit losses	11
Other[1]	23
Total at December 31, 2021	$129
ACL—Loans	$111
ACL—Lending commitments	18
1.Other primarily reflects the allowance for credit losses associated with the Community Development Fund loans portfolio that was transferred to the Wealth Management business segment from the Institutional Securities business segment in the second quarter of 2021.
At December 31, 2021, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin and Other Lending

$ in millions	At December 31, 2021	At December 31, 2020
Institutional Securities	$40,545	$51,570
Wealth Management	30,987	23,144
Total	$71,532	$74,714
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
Credit exposures arising from margin lending activities are generally mitigated by their short-term nature, the value of collateral held and our right to call for additional margin when collateral values decline. However, we could incur losses in the event that the customer fails to meet margin calls and collateral values decline below the loan amount. This risk is elevated in loans backed by collateral pools with significant concentrations in individual issuers or securities with similar risk characteristics. For a further discussion, see “Risk Factors—Credit Risk” herein.
Employee Loans
For information on employee loans and related ACL, see Note 10 to the financial statements.

December 2021 Form 10-K	64

Risk Disclosures
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2021
Less than 1 year	$1,561	$11,088	$32,069	$25,680	$11,924	$82,322
1-3 years	780	4,577	16,821	15,294	6,300	43,772
3-5 years	593	4,807	6,805	8,030	3,317	23,552
Over 5 years	4,359	26,056	61,091	44,091	4,633	140,230
Total, gross	$7,293	$46,528	$116,786	$93,095	$26,174	$289,876
Counterparty netting	(3,093)	(36,957)	(91,490)	(68,365)	(11,642)	(211,547)
Cash and securities collateral	(3,539)	(7,608)	(20,500)	(17,755)	(5,762)	(55,164)
Total, net	$661	$1,963	$4,796	$6,975	$8,770	$23,165

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2020
Less than 1 year	$1,179	$16,166	$52,164	$26,088	$12,175	$107,772
1-3 years	572	5,225	17,560	13,750	8,134	45,241
3-5 years	359	4,326	11,328	8,363	4,488	28,864
Over 5 years	4,545	32,049	84,845	63,084	13,680	198,203
Total, gross	$6,655	$57,766	$165,897	$111,285	$38,477	$380,080
Counterparty netting	(3,269)	(44,306)	(134,310)	(84,171)	(22,227)	(288,283)
Cash and securities collateral	(3,124)	(10,973)	(26,712)	(20,708)	(8,979)	(70,496)
Total, net	$262	$2,487	$4,875	$6,406	$7,271	$21,301

$ in millions	At December 31, 2021	At December 31, 2020
Industry
Utilities	$5,918	$3,954
Financials	5,096	6,195
Consumer Discretionary	3,069	1,866
Energy	2,587	965
Information technology	1,060	1,104
Industrials	985	1,291
Regional governments	963	806
Healthcare	682	1,494
Not-for-profit organizations	531	701
Sovereign governments	386	650
Communications services	348	529
Consumer staples	324	339
Real estate	280	378
Materials	240	430
Insurance	174	518
Other	522	81
Total	$23,165	$21,301
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
We actively monitor our counterparty credit risk related to credit derivatives. A majority of our counterparties are composed of banks, broker-dealers, insurance and other financial institutions. Contracts with these counterparties may include provisions related to counterparty rating downgrades, which may result in the counterparty posting additional collateral to us. As with all derivative contracts, we consider counterparty credit risk in the valuation of our positions and recognize CVAs as appropriate within Trading revenues in the income statement.
For additional credit exposure information on our credit derivative portfolio, see Note 7 to the financial statements.

65	December 2021 Form 10-K

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
Top 10 Non-U.S. Country Exposures at December 31, 2021

$ in millions	United Kingdom	Japan	Germany	France	Spain
Sovereign
Net inventory[1]	$19	$5,353	$(2,507)	$(688)	$(126)
Net counterparty exposure[2]	10	78	96	8	41
Exposure before hedges	29	5,431	(2,411)	(680)	(85)
Hedges[3]	(306)	(78)	(287)	(6)	—
Net exposure	$(277)	$5,353	$(2,698)	$(686)	$(85)

Non-sovereign
Net inventory[1]	$462	$933	$141	$11	$111
Net counterparty exposure[2]	13,922	3,742	2,762	2,913	649
Loans	3,787	451	1,617	537	2,893
Lending commitments	6,899	174	4,839	3,901	1,276
Exposure before hedges	25,070	5,300	9,359	7,362	4,929
Hedges[3]	(1,755)	(154)	(1,454)	(2,072)	(739)
Net exposure	$23,315	$5,146	$7,905	$5,290	$4,190
Total net exposure	$23,038	$10,499	$5,207	$4,604	$4,105

$ in millions	Brazil	India	Canada	Korea	China
Sovereign
Net inventory[1]	$2,536	$1,055	$(256)	$1,574	$(309)
Net counterparty exposure[2]	—	5	25	236	34
Exposure before hedges	2,536	1,060	(231)	1,810	(275)
Hedges[3]	(12)	—	—	(38)	(71)
Net exposure	$2,524	$1,060	$(231)	$1,772	$(346)

Non-sovereign
Net inventory[1]	$96	$829	$355	$87	$985
Net counterparty exposure[2]	254	931	1,216	718	571
Loans	285	220	184	46	473
Lending commitments	274	—	1,610	135	1,047
Exposure before hedges	909	1,980	3,365	986	3,076
Hedges[3]	(39)	—	(120)	(13)	(152)
Net exposure	$870	$1,980	$3,245	$973	$2,924
Total net exposure	$3,394	$3,040	$3,014	$2,745	$2,578
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

December 2021 Form 10-K	66

Risk Disclosures
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held against Net Counterparty Exposure1

$ in millions		At December 31, 2021
Counterparty credit exposure	Collateral[2]
Germany	Spain and Croatia	$11,604
United Kingdom	U.K., U.S. and France	7,590
Other	Japan, France and U.S.	17,494
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at December 31, 2021.
2.Primarily consists of cash and government obligations of the countries listed.
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., cyber attacks or third-party vulnerabilities) that may manifest as, for example, loss of information, business disruption, theft and fraud, legal and compliance risks, or damage to physical assets. We may incur operational risk across the full scope of our business activities, including revenue-generating activities and support and control groups (e.g., information technology and trade processing).
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
The Operational Risk Department (“ORD”) provides independent oversight of operational risk and assesses, measures and monitors operational risk against tolerance. The ORD works with the divisions and control groups to embed a transparent, consistent and comprehensive framework for managing operational risk within each area and across the Firm.
The ORD scope includes oversight of technology risk, cybersecurity risk, information security risk, the fraud risk management and prevention program, and third-party risk management (supplier and affiliate risk oversight and assessment), among others.
Cybersecurity
Our cybersecurity and information security policies, procedures and technologies are designed to protect our own, our client and our employee data against unauthorized disclosure, modification or misuse and are also designed to address regulatory requirements. These policies and procedures cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response and recovery planning.
Business Continuity Management and Disaster Recovery
The Firm’s business continuity and disaster recovery programs are designed to provide assurance of business continuity in the event of disruptions impacting our people, technology, facilities and third parties, and to comply with regulatory requirements. The key elements of these programs include crisis management, business continuity planning,

67	December 2021 Form 10-K

Risk Disclosures
disaster recovery, testing and verification, and process improvement.
Third-Party Risk Management
In connection with our ongoing operations, we utilize the services of third-party suppliers, which we anticipate will continue and may increase in the future. These services include, for example, outsourced processing and support functions and other professional services. Our risk-based approach to managing exposure to these services includes the performance of due diligence, implementation of service level and other contractual agreements, consideration of operational risks and ongoing monitoring of third-party suppliers’ performance. We maintain and continue to enhance our third-party risk management program, which is designed to align with our risk tolerance and meet regulatory requirements. The program includes appropriate governance, policies, procedures and enabling technology. The third-party risk management program includes the adoption of appropriate risk management controls and practices throughout the third-party management life cycle to manage risk of service failure, risk of data loss and reputational risk, among others.
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
The MRM establishes a model risk tolerance in line with our risk appetite. The tolerance is based on an assessment of the materiality of the risk of financial loss or reputational damage due to errors in design, implementation and/or inappropriate use of models. The tolerance is monitored through model-specific and aggregate business-level assessments, which are based upon qualitative and quantitative factors.
A guiding principle for managing model risk is the “effective challenge” of models. The effective challenge of models is defined as critical analysis by objective, informed parties who can identify model limitations and assumptions and drive appropriate changes. The MRM provides effective challenge of models, independently validates and approves models for use, annually recertifies models, identifies and tracks remediation plans for model limitations and reports on model risk metrics. The department also oversees the development of controls to support a complete and accurate Firmwide model inventory.
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

December 2021 Form 10-K	68

Risk Disclosures
Legal and Compliance Risk
Legal and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, limitations on our business, or loss to reputation that we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with AML, terrorist financing, and anti-corruption rules and regulations. We are generally subject to extensive regulation in the different jurisdictions in which we conduct our business (see also “Business—Supervision and Regulation” and “Risk Factors”).
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

69	December 2021 Form 10-K

Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Morgan Stanley:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Morgan Stanley and subsidiaries (the “Firm”) as of December 31, 2021 and 2020, the related consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Firm as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Firm’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Firm’s internal control over financial reporting.
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
Valuation of Level 3 Financial Assets and Liabilities Carried at Fair Value on a Recurring Basis—Refer to Note 5 to the financial statements
Critical Audit Matter Description
The Firm’s trading and financing activities result in the Firm carrying material financial instruments having limited price transparency. These financial instruments can span a broad array of product types and generally include derivative, security, loan, and borrowing positions. As described in Note 5, these Level 3 financial instruments approximate $11.9 billion and $6.2 billion, respectively, of financial assets and liabilities carried at fair value on a recurring basis at December 31, 2021. Unlike financial instruments whose inputs are readily observable and, therefore, more easily independently corroborated, the valuation of financial instruments classified as Level 3 is inherently subjective and often involves the use of unobservable inputs and proprietary valuation models whose underlying algorithms and valuation methodologies are complex.

We identified the valuation of Level 3 financial assets and liabilities carried at fair value on a recurring basis as a critical audit matter given the Firm uses complex valuation models and/or model inputs that are not observable in the marketplace to determine the respective fair values. Performing our audit procedures to evaluate the appropriateness of these models and inputs involved a high degree of auditor judgment, professionals with specialized skills and knowledge, and an increased extent of testing.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of Level 3 financial assets and liabilities carried at fair value on a recurring basis included the following, among others:
•We tested the design and operating effectiveness of the Firm’s internal controls that address fair value estimates, including model review and price verification. The Firm maintains these internal controls to assess the appropriateness of its valuation methodologies and the relevant inputs and assumptions used to determine fair value estimates.

December 2021 Form 10-K	70

•We independently evaluated the appropriateness of management’s significant valuation methodologies, including the input assumptions, considering the expected assumptions of other market participants and external data when available.
•We developed independent fair value estimates for selected Level 3 financial instruments, using externally sourced inputs and independent valuation models, and used such estimates to further evaluate management’s fair value estimates. For certain of our selected Level 3 financial instruments, this included a comparison to the Firm’s fair value estimates for similar transactions and an evaluation of the Firm’s assumptions inclusive of the inputs, as applicable.
•We tested the revenues arising from the trade date fair value estimates for selected structured transactions classified as Level 3 financial instruments. For certain of our selected transactions, we developed independent fair value estimates to test the valuation inputs and assumptions used by the Firm and evaluated whether these methods were consistent with relevant Firm valuation policies.
•We assessed the consistency by which management has applied significant and unobservable valuation assumptions used in developing fair value estimates.
•We performed a retrospective assessment of management’s fair value estimates for certain of our selected Level 3 financial instruments, for which there were events or transactions occurring after the valuation date. We did so by comparing management’s estimates to the relevant evidence provided by such events or transactions, as applicable.
Intangible Assets—Valuation of Customer Relationship and Indefinite Lived Management Contract Intangible Assets for the Eaton Vance Acquisition—Refer to Note 3 to the financial statements
Critical Audit Matter Description
On March 1, 2021, the Firm completed the acquisition of Eaton Vance for approximately $8.7 billion. This business combination was recognized using the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values, including identified intangibles of approximately $4 billion. The intangibles included customer relationships of $1.5 billion and indefinite lived management contracts of $2.1 billion. Management, with the assistance of a valuation specialist, estimated the fair value of the intangible assets by discounting the forecasted future cash flows. The determination of fair value of the identified intangible assets involves significant estimates and assumptions related to forecasted future cash flows including revenue growth rates and the selection of the discount rates.
We identified the valuation of customer relationship and indefinite lived management contract intangible assets as a critical audit matter because the fair value determination requires management to make significant estimates and assumptions in determining the forecasted future cash flows including revenue growth rates and the selection of the respective discount rates. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the involvement of our valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of customer relationship and indefinite lived management contract intangible assets acquired as part of the Eaton Vance acquisition included the following, among others:
•We performed sensitivity analyses to evaluate the impact of changes in assumptions on the valuation of the customer relationship and indefinite lived management contract intangible assets.
•We tested the operating effectiveness of internal controls over the valuation methodology used, the determination of forecasted future cash flows, assumptions relating to revenue growth and the selection of the discount rates.
•We assessed the knowledge, skill, ability and objectivity of management’s valuation specialist and evaluated the work performed.
•We evaluated the appropriateness of the valuation methodology used and the reasonableness of the forecasted future cash flows for the customer relationship and indefinite lived management contract intangible assets, specifically the assumptions relating to the revenue growth rates. Further, we evaluated whether the assumptions used were reasonable considering external market and industry data as well as the past performance of Eaton Vance.
•We tested the source information underlying the determination of the revenue growth and discount rates and also tested the mathematical accuracy of the calculations.
•We developed a range of independent estimates of discount rates for the customer relationship and indefinite lived management contract intangible assets and compared those to the discount rates utilized by management.

/s/ Deloitte & Touche LLP
New York, New York
February 24, 2022

We have served as the Firm’s auditor since 1997.

71	December 2021 Form 10-K

Consolidated Income Statement

in millions, except per share data	2021	2020	2019
Revenues
Investment banking	$10,994	$7,674	$6,163
Trading	12,810	13,983	11,274
Investments	1,376	986	1,540
Commissions and fees	5,521	4,851	3,919
Asset management	19,967	14,272	13,083
Other	1,042	678	865
Total non-interest revenues	51,710	42,444	36,844
Interest income	9,411	10,162	17,098
Interest expense	1,366	3,849	12,404
Net interest	8,045	6,313	4,694
Net revenues	59,755	48,757	41,538
Provision for credit losses	4	761	161
Non-interest expenses
Compensation and benefits	24,628	20,854	18,837
Brokerage, clearing and exchange fees	3,341	2,929	2,493
Information processing and communications	3,119	2,465	2,194
Professional services	2,933	2,205	2,137
Occupancy and equipment	1,725	1,559	1,428
Marketing and business development	643	434	660
Other	3,694	3,132	2,327
Total non-interest expenses	40,083	33,578	30,076
Income before provision for income taxes	19,668	14,418	11,301
Provision for income taxes	4,548	3,239	2,064
Net income	$15,120	$11,179	$9,237
Net income applicable to noncontrolling interests	86	183	195
Net income applicable to Morgan Stanley	$15,034	$10,996	$9,042
Preferred stock dividends	468	496	530
Earnings applicable to Morgan Stanley common shareholders	$14,566	$10,500	$8,512
Earnings per common share
Basic	$8.16	$6.55	$5.26
Diluted	8.03	6.46	5.19
Average common shares outstanding
Basic	1,785	1,603	1,617
Diluted	1,814	1,624	1,640

Consolidated Comprehensive Income Statement

$ in millions	2021	2020	2019
Net income	$15,120	$11,179	$9,237
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(331)	170	3
Change in net unrealized gains (losses) on available-for-sale securities	(1,542)	1,580	1,137
Pension and other	(53)	146	(66)
Change in net debt valuation adjustment	696	(1,028)	(1,639)
Total other comprehensive income (loss)	$(1,230)	$868	$(565)
Comprehensive income	$13,890	$12,047	$8,672
Net income applicable to noncontrolling interests	86	183	195
Other comprehensive income (loss) applicable to noncontrolling interests	(90)	42	(69)
Comprehensive income applicable to Morgan Stanley	$13,894	$11,822	$8,546

December 2021 Form 10-K	72	See Notes to Consolidated Financial Statements

Consolidated Balance Sheet

$ in millions, except share data	At December 31, 2021	At December 31, 2020
Assets
Cash and cash equivalents	$127,725	$105,654
Trading assets at fair value ($104,186 and $132,578 were pledged to various parties)	294,869	312,738
Investment securities (includes $102,830 and $110,383 at fair value)	182,998	182,154
Securities purchased under agreements to resell (includes $7 and $15 at fair value)	119,999	116,234
Securities borrowed	129,713	112,391
Customer and other receivables	96,018	97,737
Loans:
Held for investment (net of allowance for credit losses of $654 and $835)	174,302	137,784
Held for sale	13,832	12,813
Goodwill	16,833	11,635
Intangible assets (net of accumulated amortization of $3,819 and $3,265)	8,360	4,980
Other assets	23,491	21,742
Total assets	$1,188,140	$1,115,862
Liabilities
Deposits (includes $1,940 and $3,521 at fair value)	$347,574	$310,782
Trading liabilities at fair value	158,328	157,631
Securities sold under agreements to repurchase (includes $791 and $1,115 at fair value)	62,188	50,587
Securities loaned	12,299	7,731
Other secured financings (includes $5,133 and $11,701 at fair value)	10,041	15,863
Customer and other payables	228,685	227,437
Other liabilities and accrued expenses	29,300	25,603
Borrowings (includes $76,340 and $73,701 at fair value)	233,127	217,079
Total liabilities	1,081,542	1,012,713
Commitments and contingent liabilities (see Note 15)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	7,750	9,250
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,772,226,530 and 1,809,624,144	20	20
Additional paid-in capital	28,841	25,546
Retained earnings	89,432	78,694
Employee stock trusts	3,955	3,043
Accumulated other comprehensive income (loss)	(3,102)	(1,962)
Common stock held in treasury at cost, $0.01 par value (266,667,449 and 229,269,835 shares)	(17,500)	(9,767)
Common stock issued to employee stock trusts	(3,955)	(3,043)
Total Morgan Stanley shareholders’ equity	105,441	101,781
Noncontrolling interests	1,157	1,368
Total equity	106,598	103,149
Total liabilities and equity	$1,188,140	$1,115,862

See Notes to Consolidated Financial Statements	73	December 2021 Form 10-K

Consolidated Statement of Changes in Total Equity

$ in millions	2021	2020	2019
Preferred Stock
Beginning balance	$9,250	$8,520	$8,520
Issuance of preferred stock	1,300	730	500
Redemption of preferred stock	(2,800)	—	(500)
Ending balance	7,750	9,250	8,520
Common Stock
Beginning and ending balance	20	20	20
Additional Paid-in Capital
Beginning balance	25,546	23,935	23,794
Share-based award activity	1,117	518	131
Issuance of preferred stock	(25)	—	(3)
Issuance of common stock for the acquisition of Eaton Vance	2,185	—	—
Issuance of common stock for the acquisition of E*TRADE	—	1,093	—
Other net increases (decreases)	18	—	13
Ending balance	28,841	25,546	23,935
Retained Earnings
Beginning balance	78,694	70,589	64,175
Cumulative adjustment related to the adoption of the financial instruments-credit losses accounting update[1]	—	(100)	—
Cumulative adjustment related to the adoption of the leases accounting update	—	—	63
Net income applicable to Morgan Stanley	15,034	10,996	9,042
Preferred stock dividends[2]	(468)	(496)	(524)
Common stock dividends[2]	(3,818)	(2,295)	(2,161)
Other net increases (decreases)	(10)	—	(6)
Ending balance	89,432	78,694	70,589
Employee Stock Trusts
Beginning balance	3,043	2,918	2,836
Share-based award activity	912	125	82
Ending balance	3,955	3,043	2,918
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(1,962)	(2,788)	(2,292)
Net change in Accumulated other comprehensive income (loss)	(1,140)	826	(496)
Ending balance	(3,102)	(1,962)	(2,788)
Common Stock Held in Treasury at Cost
Beginning balance	(9,767)	(18,727)	(13,971)
Share-based award activity	1,210	932	1,198
Repurchases of common stock and employee tax withholdings	(12,075)	(1,890)	(5,954)
Issuance of common stock for the acquisition of Eaton Vance	3,132	—	—
Issuance of common stock for the acquisition of E*TRADE	—	9,918	—
Ending balance	(17,500)	(9,767)	(18,727)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(3,043)	(2,918)	(2,836)
Share-based award activity	(912)	(125)	(82)
Ending balance	(3,955)	(3,043)	(2,918)
Noncontrolling Interests
Beginning balance	1,368	1,148	1,160
Net income applicable to noncontrolling interests	86	183	195
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(90)	42	(69)
Other net increases (decreases)	(207)	(5)	(138)
Ending balance	1,157	1,368	1,148
Total Equity	$106,598	$103,149	$82,697
1.See Note 2 for further information regarding cumulative adjustments for accounting changes.
2.See Note 18 for information regarding dividends per share for each class of stock.

December 2021 Form 10-K	74	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statement

$ in millions	2021	2020	2019
Cash flows from operating activities
Net income	$15,120	$11,179	$9,237
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	4	(250)	165
Stock-based compensation expense	2,085	1,312	1,153
Depreciation and amortization	4,216	3,769	2,643
Provision for credit losses	4	761	161
Other operating adjustments	(147)	274	(195)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	9,075	15,551	(13,667)
Securities borrowed	(17,322)	(5,076)	9,764
Securities loaned	4,568	(1,541)	(3,402)
Customer and other receivables and other assets	774	(29,774)	233
Customer and other payables and other liabilities	7,758	10,187	19,942
Securities purchased under agreements to resell	(3,765)	(28,010)	10,298
Securities sold under agreements to repurchase	11,601	(3,613)	4,441
Net cash provided by (used for) operating activities	33,971	(25,231)	40,773
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(2,308)	(1,444)	(1,826)
Changes in loans, net	(36,106)	(17,949)	(17,359)
Investment securities:
Purchases	(69,571)	(59,777)	(42,586)
Proceeds from sales	20,652	13,750	17,151
Proceeds from paydowns and maturities	40,916	24,517	12,012
Cash paid as part of the Eaton Vance acquisition, net of cash acquired	(2,648)	—	—
Cash acquired as part of the E*TRADE acquisition	—	3,807	—
Other investing activities	(832)	(802)	(953)
Net cash provided by (used for) investing activities	(49,897)	(37,898)	(33,561)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	(625)	2,794	3,695
Deposits	36,897	75,417	2,513
Issuance of preferred stock, net of issuance costs	1,275	—	497
Proceeds from issuance of Borrowings	90,273	60,726	30,605
Payments for:
Borrowings	(70,124)	(50,484)	(40,548)
Repurchases of common stock and employee tax withholdings	(12,075)	(1,890)	(5,954)
Cash dividends	(4,171)	(2,739)	(2,627)
Other financing activities	97	(40)	(147)
Net cash provided by (used for) financing activities	41,547	83,784	(11,966)
Effect of exchange rate changes on cash and cash equivalents	(3,550)	2,828	(271)
Net increase (decrease) in cash and cash equivalents	22,071	23,483	(5,025)
Cash and cash equivalents, at beginning of period	105,654	82,171	87,196
Cash and cash equivalents, at end of period	$127,725	$105,654	$82,171
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$1,303	$4,120	$12,511
Income taxes, net of refunds	4,231	2,591	1,908

See Notes to Consolidated Financial Statements	75	December 2021 Form 10-K

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
A description of the clients and principal products and services of each of the Firm’s business segments is as follows:
Institutional Securities provides a variety of products and services to corporations, governments, financial institutions and ultra-high net worth clients. Investment Banking services consist of capital raising and financial advisory services, including the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings and project finance. Our Equity and Fixed Income businesses include sales, financing, prime brokerage, market-making, Asia wealth management services and certain business-related investments. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending securities-based and other financing to customers. Other activities include research.
Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses and institutions covering: financial advisor-led brokerage and investment advisory services; self-directed brokerage services; financial and wealth planning services; workplace services, including stock plan administration; annuity and insurance products; securities-based lending, residential real estate loans and other lending products; banking; and retirement plan services.
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
Consolidation
The financial statements include the accounts of the Firm, its wholly owned subsidiaries and other entities in which the Firm has a controlling financial interest, including certain VIEs (see Note 16). Intercompany balances and transactions have been eliminated. For consolidated subsidiaries that are not wholly owned, the third-party holdings of equity interests are referred to as Noncontrolling interests. The net income attributable to Noncontrolling interests for such subsidiaries is presented as Net income applicable to noncontrolling interests in the income statement. The portion of shareholders’ equity that is attributable to noncontrolling interests for such subsidiaries is presented as Noncontrolling interests, a component of Total equity, in the balance sheet.
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

December 2021 Form 10-K	76

Notes to Consolidated Financial Statements
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
•Morgan Stanley & Co. LLC (“MS&Co.”),
•Morgan Stanley Smith Barney LLC (“MSSB”),
•Morgan Stanley Europe SE (“MSESE”),
•Morgan Stanley & Co. International plc (“MSIP”),
•Morgan Stanley Capital Services LLC (“MSCS”),
•Morgan Stanley Capital Group Inc. (“MSCG”),
•Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”),
•Morgan Stanley Bank, N.A. (“MSBNA”),
•Morgan Stanley Private Bank, National Association (“MSPBNA”),
•E*TRADE Bank (“ETB”),
•E*TRADE Savings Bank (“ETSB”) and
•E*TRADE Securities LLC.

On January 1, 2022, ETSB merged with and into ETB, and subsequently ETB merged with and into MSPBNA, with MSPBNA as the surviving bank.
2. Significant Accounting Policies
Revenue Recognition
Revenues are recognized when the promised goods or services are delivered to our customers in an amount that is based on the consideration the Firm expects to receive in exchange for those goods or services when such amounts are not probable of significant reversal.
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
Carried Interest
The Firm is entitled to receive performance-based fees in the form of carried interest when the return in certain funds exceeds specified performance targets. When the Firm earns carried interest from funds as specified performance thresholds are met, that carried interest and any related general or limited partner interest are accounted for under the equity method of accounting and measured based on the Firm’s claim on the NAV of the fund at the reporting date, taking into account the distribution terms applicable to the interest held. Such items are reflected within Investment revenues.

77	December 2021 Form 10-K

Notes to Consolidated Financial Statements
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
Receivables from contracts with customers are recognized in Customer and other receivables in the balance sheet when the underlying performance obligations have been satisfied and the Firm has the right per the contract to bill the customer. Contract assets are recognized in Other assets when the Firm has satisfied its performance obligations but customer payment is conditional. Contract liabilities are recognized in Other liabilities when the Firm has collected payment from a customer based on the terms of the contract but the underlying performance obligations are not yet satisfied.
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
Gains and losses on instruments carried at fair value are reflected in Trading revenues, Investments revenues or Investment banking revenues in the income statement, except for gains and losses related to Available-for-Sale (“AFS”) securities (see “AFS Investment Securities” section herein and Note 8) and derivatives accounted for as hedges, as well as economic derivative hedges associated with certain held-for-sale and held-for-investment corporate loans and lending commitments (see “Hedge Accounting” and “Other Hedges” herein and Note 7).
Interest income and interest expense are recorded within the income statement depending on the nature of the instrument and related market conventions. When interest is included as a component of the instruments’ fair value, interest is recorded within Trading revenues or Investments revenues. Otherwise, it is recorded within Interest income or Interest expense. Dividend income is recorded in Trading revenues or Investments revenues depending on the business activity.
The fair value of OTC financial instruments, including derivative contracts related to financial instruments and commodities, is presented in the accompanying balance sheet on a net-by-counterparty basis, when appropriate. Additionally, the Firm nets the fair value of cash collateral paid or received against the fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting agreement.
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

December 2021 Form 10-K	78

Notes to Consolidated Financial Statements
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
Where appropriate, valuation adjustments are made to account for various factors such as liquidity risk (bid-ask adjustments), credit quality, model uncertainty, and concentration risk and funding in order to arrive at fair value. Adjustments for liquidity risk adjust model-derived mid-market amounts of Level 2 and Level 3 financial instruments for the bid-mid or mid-ask spread required to properly reflect the exit price of a risk position. Bid-mid and mid-ask spreads are marked to levels observed in trade activity, broker quotes or other external third-party data. Where these spreads are unobservable for the particular position in question, spreads are derived from observable levels of similar positions.
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

79	December 2021 Form 10-K

Notes to Consolidated Financial Statements
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
Hedge Accounting
The Firm applies hedge accounting using various derivative financial instruments for the following types of hedges: hedges of changes in the fair value of assets and liabilities due to the risk being hedged (fair value hedges); and hedges of net investments in foreign operations whose functional currency is different from the reporting currency of the Parent Company (net investment hedges). These financial instruments are included within Trading assets—Derivative and other contracts or Trading liabilities—Derivative and other contracts in the balance sheet. For hedges where hedge accounting is being applied, the Firm performs effectiveness testing and other procedures.
Fair Value Hedges—Interest Rate Risk
The Firm’s designated fair value hedges consist of interest rate swaps designated as hedges of changes in the benchmark interest rate of certain fixed rate AFS securities and senior borrowings. The Firm also designates interest rate swaps as fair value hedges of changes in the benchmark interest rate of certain fixed rate deposits. The Firm is permitted to hedge the full, or part of the, contractual term of the hedged instrument. The Firm uses regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships. A hedging relationship is deemed effective if the change in fair value of the hedging instrument (derivative) and the change in fair value of the hedged item (AFS security, deposit liability or borrowing), due to changes in the benchmark interest rate, offset within a range of 80% to 125%. The Firm considers the impact of valuation adjustments related to counterparty credit spreads and its own credit spreads to determine whether they would cause the hedging relationship to be ineffective.
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

December 2021 Form 10-K	80

Notes to Consolidated Financial Statements
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
Other Hedges
In addition to hedges that are designated and qualify for hedge accounting, the Firm uses derivatives to economically hedge credit risk associated with certain held-for-sale and held-for-investment corporate loans and lending commitments, and the related gains and losses are reported within Other revenues in the income statement.
For further information on derivative instruments and hedging activities, see Note 7.
AFS Investment Securities
AFS securities are reported at fair value in the balance sheet. Interest income, including amortization of premiums and accretion of discounts, is included in Interest income in the income statement. Unrealized gains are recorded in OCI, and unrealized losses are recorded either in OCI or in Other revenues as described below.
AFS securities in an unrealized loss position are first evaluated to determine whether there is an intent to sell or it is more likely than not the Firm will be required to sell before recovery of the amortized cost basis. If so, the amortized cost basis is written down to the fair value of the security such that the entire unrealized loss is recognized in Other revenues, and any previously established ACL is written off.
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
•changes in the financial condition of the issuer of the security or, in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors;
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
HTM Securities

HTM securities are reported at amortized cost, net of any ACL, in the balance sheet. Refer to “Allowance for Credit Losses” herein for guidance on the ACL determination. Interest income, including amortization of premiums and accretion of discounts on HTM securities, is included in Interest income in the income statement.
Loans
The Firm accounts for loans based on the following categories: loans held for investment; loans held for sale; and loans at fair value.

81	December 2021 Form 10-K

Notes to Consolidated Financial Statements
Nonaccrual

All loan categories described below follow the same nonaccrual and write-off guidance as discussed in “Allowance for Credit Losses” herein.
Loans Held for Investment
Loans held for investment are reported at outstanding principal adjusted for any charge-offs, the allowance for credit losses, any unamortized deferred fees or costs for originated loans, and any unamortized premiums or discounts for purchased loans.
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
Lending Commitments. Commitments to fund mortgage loans held for sale are derivatives and are reported in Trading assets or Trading liabilities in the balance sheet with an offset to Trading revenues in the income statement.
For commitments to fund non-mortgage loans, the Firm records the liability and related expense for the fair value exposure below cost of such commitments in Other liabilities and accrued expenses in the balance sheet with an offset to Other revenues in the income statement.
Because loans and lending commitments held for sale are recognized at the lower of cost or fair value, the allowance for credit losses and charge-off policies do not apply to these loans.
Loans at Fair Value
Loans for which the fair value option is elected are carried at fair value, with changes in fair value recognized in earnings. Loans carried at fair value are not evaluated for purposes of recording an allowance for credit losses. For further information on loans carried at fair value and classified as Trading assets and Trading liabilities, see Note 5.
Lending Commitments. The Firm records the liability and related expense for the fair value exposure related to commitments to fund loans that will be measured at fair value. The liability is recorded in Trading liabilities in the balance sheet, and the expense is recorded in Trading revenues in the income statement.
Because such loans and lending commitments are reported at fair value, the allowance for credit losses and charge-off policies do not apply to these loans.
For further information on loans, see Note 10.
Allowance for Credit Losses

The ACL for financial instruments measured at amortized cost and certain off-balance sheet exposures (e.g., HFI loans and lending commitments, HTM securities, customer and other receivables and certain guarantees) represents an estimate of expected credit losses over the entire life of the financial instrument.
Factors considered by management when determining the ACL include payment status, fair value of collateral and expected payments of principal and interest, as well as internal or external information relating to past events, current conditions, and reasonable and supportable forecasts. The Firm uses three forecasts that include assumptions about certain macroeconomic variables, including, but not limited to, U.S. gross domestic product (“GDP”), equity market indices and unemployment rates, as well as commercial real estate and home price indices. At the conclusion of the Firm’s reasonable and supportable forecast period of 13 quarters, there is a gradual reversion back to historical averages.

The ACL is measured on a collective basis when similar risk characteristics exist for multiple instruments, considering all available information relevant to assessing the collectability of cash flows. Generally, the Firm applies a probability of default/loss given default model for instruments that are collectively assessed, under which the ACL is calculated as the product of probability of default, loss given default and exposure at default. These parameters are forecast for each

December 2021 Form 10-K	82

Notes to Consolidated Financial Statements
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

Additionally, the Firm can elect to use an approach to measure the ACL that considers the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument to reflect changes in the fair value of such collateral. The Firm has elected to use this approach for certain securities-based loans, margin loans, securities purchased under agreements to resell and securities borrowed.

Credit quality indicators considered in developing the ACL include:

•Corporate loans, secured lending facilities, commercial real estate loans and securities, and other loans: Internal risk ratings developed by the Credit Risk Management Department that are refreshed at least annually, and more frequently as necessary. These ratings generally correspond to external ratings published by S&P. The Firm also considers transaction structure, including type of collateral, collateral terms and position of the obligation within the capital structure. In addition, for commercial real estate, the Firm considers property type and location, net operating income and LTV ratios, among other factors, as well as commercial real estate price and credit spread indices and capitalization rates.
•Residential real estate loans: Loan origination Fair Isaac Corporation (“FICO”) credit scores as determined by independent credit agencies in the U.S. and LTV ratios.
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
Presentation of ACL and Provision for Credit Losses

	ACL	Provision for Credit Losses
Held for investment loans	Contra asset	Provision for credit losses
Other instruments measured at amortized cost (e.g., HTM securities and customer and other receivables)	Contra asset	Other revenues
Employee loans	Contra asset	Compensation and benefits expenses
Held for investment lending commitments	Other liabilities and accrued expenses	Provision for credit losses
Other off-balance sheet instruments (e.g., certain guarantees)	Other liabilities and accrued expenses	Other expenses
Troubled Debt Restructurings

The Firm may modify the terms of certain loans for economic or legal reasons related to a borrower’s financial difficulties by granting one or more concessions that the Firm would not otherwise consider. Such modifications are accounted for and reported as a troubled debt restructuring (“TDR”), except for certain modifications related to the coronavirus disease (“COVID-19”) as noted in “Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19” herein. A loan that has been modified in a TDR is generally considered to be impaired and is evaluated individually. TDRs are also generally classified as nonaccrual and may be returned to accrual status only after the Firm expects repayment of the remaining contractual principal and interest and there is sustained repayment performance for a reasonable period.
Nonaccrual

The Firm places financial instruments on nonaccrual status if principal or interest is not expected when contractually due or is past due for a period of 90 days or more unless the obligation is well-secured and is in the process of collection. For borrowers impacted by COVID-19, see “Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19” herein for additional considerations.

For any instrument placed on nonaccrual status, the Firm reverses any unpaid interest accrued with an offsetting reduction to Interest income. Principal and interest payments received on nonaccrual instruments are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal is not in doubt, interest income is realized on a cash basis. If the instrument is brought current and neither principal nor interest collection is in doubt, instruments can generally return to accrual status, and interest income can be recognized.
Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19
In the first quarter of 2020, the Firm elected to apply the guidance issued by Congress in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as well as by the U.S. banking agencies stating that certain concessions granted to borrowers that are current on existing loans, either individually or as part of a program for creditworthy

83	December 2021 Form 10-K

Notes to Consolidated Financial Statements
borrowers who are experiencing short-term financial or operational problems as a result of COVID-19, generally would not be considered TDRs. Additionally, these loans generally would not be considered nonaccrual unless collectability concerns exist despite the modification provided. For loans remaining on accrual status, the Firm elected to continue recognizing interest income during the modification periods. The CARES Act relief expired on January 1, 2022.
ACL Charge-offs
The principal balance of a financial instrument is charged off in the period it is deemed uncollectible, resulting in a reduction in the ACL and in the balance of the financial instrument in the balance sheet. Accrued interest receivable balances that are separately recorded from the related financial instruments are charged off against Interest income when the related financial instrument is placed on nonaccrual status. Accordingly, the Firm elected not to measure an ACL for accrued interest receivables. However, in the case of loans that are modified as a result of COVID-19 and remain on accrual status due to the relief noted in “Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19” herein, accrued interest receivable balances are assessed for any required ACL.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when the Firm has relinquished control over the transferred assets. Any related gain or loss on sale is recorded in Net revenues. Transfers that are not accounted for as sales are treated as collateralized financings. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 9).
Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”), including repurchase and reverse repurchase agreements-to-maturity, are carried in the balance sheet at the amount of cash paid or received plus accrued interest except for certain reverse repurchase and repurchase agreements for which the Firm has elected the fair value option (see Note 6). Where appropriate, repurchase agreements and reverse repurchase agreements with the same counterparty are reported on a net basis. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received.
In instances where the Firm is the lender in securities-for-securities transactions and is permitted to sell or repledge these securities, the fair value of the collateral received is reported in Trading assets, and the related obligation to return the collateral is reported in Trading liabilities in the balance sheet. Securities-for-securities transactions where the Firm is the borrower are not included in the balance sheet.
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
Premises, Equipment and Capitalized Software Costs
Premises, equipment and capitalized software costs consist of buildings, leasehold improvements, furniture, fixtures, computer and communications equipment, power generation assets and capitalized software (externally purchased and developed for internal use). Premises, equipment and capitalized software costs are stated at cost less accumulated depreciation and amortization and are included in Other assets in the balance sheet. Depreciation and amortization are provided by the straight-line method over the estimated useful life of the asset.
Estimated Useful Life of Assets

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
Goodwill and Intangible Assets
The Firm tests goodwill and indefinite-lived intangible assets for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Firm tests goodwill for impairment at the reporting unit level, which is generally at the level of or one level below the asset's business segment. The Firm tests indefinite-lived intangible assets for impairment at the aggregate level of management contracts. For both the annual and interim tests, the Firm has the option to either (i) perform a quantitative impairment test or (ii) first perform a qualitative assessment to determine whether it is

December 2021 Form 10-K	84

Notes to Consolidated Financial Statements
more likely than not that the fair value is less than its carrying amount, in which case the quantitative test would be performed.
When performing a quantitative impairment test, the Firm compares the fair value with the carrying amount. If the fair value is less than the carrying amount, the impairment loss is equal to the excess of the carrying value over the fair value, limited to the carrying amount.
The estimated fair values are derived based on valuation techniques the Firm believes market participants would use. The estimated fair values are generally determined by utilizing a discounted cash flow methodology or methodologies that incorporate price-to-book and price-to-earnings multiples of certain comparable companies for goodwill impairment testing.
Intangible assets with a finite life are amortized over their estimated useful life and are reviewed for impairment on an interim basis when impairment indicators are present. Impairment losses are recorded within Other expenses in the income statement.
Earnings per Common Share
Basic EPS is computed by dividing earnings available to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Earnings available to Morgan Stanley common shareholders represents net income applicable to Morgan Stanley reduced by preferred stock dividends. Common shares outstanding include common stock and vested RSUs where recipients have satisfied the relevant vesting terms. Diluted EPS reflects the assumed conversion of all dilutive securities.
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
Employee Stock Trusts
In connection with certain stock-based compensation plans, the Firm has established employee stock trusts to provide, at its discretion, common stock voting rights to certain RSU holders. Following the grant of an RSU award, when a stock trust is utilized, the Firm contributes shares to be held in the stock trust until the RSUs convert to common shares. The assets of the employee stock trusts are consolidated with those of the Firm and are generally accounted for in a manner similar to treasury stock, where the shares of common stock outstanding reported in Common stock issued to employee stock trusts are offset by an equal amount reported in Employee stock trusts in the balance sheet.
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

85	December 2021 Form 10-K

Notes to Consolidated Financial Statements
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
Income Taxes
Deferred tax assets and liabilities are recorded based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense (benefit) in the period that includes the enactment date. Such effects are recorded in Provision for income taxes regardless of where deferred taxes were originally recorded.
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
Foreign Currencies
Assets and liabilities of operations with non-U.S. dollar functional currencies are translated at year-end rates of exchange. Gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and related tax effects, are reflected in AOCI in the balance sheet. Gains or losses resulting from remeasurement of foreign currency transactions are included in net income, and amounts recognized in the income statement are translated at the rate of exchange on the respective date of recognition for each amount.
Accounting Updates Adopted in 2020
Reference Rate Reform

The Firm has adopted the Reference Rate Reform accounting update. There was no impact to the Firm’s financial statements upon initial adoption.
This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. The Firm is applying the accounting relief as relevant contract and hedge accounting relationship modifications are made during the course of the reference rate reform transition period. The optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract and would, therefore, not trigger certain accounting impacts that would otherwise be required. It also allows entities to change certain critical terms of existing hedge accounting relationships that are affected by reference rate reform, and these changes would not require de-designating the hedge accounting relationship. The optional relief currently ends December 31, 2022.
Financial Instruments—Credit Losses
The Firm has adopted the Financial Instruments—Credit Losses accounting update.

December 2021 Form 10-K	86

Notes to Consolidated Financial Statements
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
3. Acquisitions
Acquisition of Eaton Vance
On March 1, 2021, the Firm completed the acquisition of 100% of Eaton Vance Corp. (“Eaton Vance”) in a stock and cash transaction, which increased the scale and breadth of the Investment Management business segment. Total consideration for the transaction was approximately $8.7 billion, which consists of the $5.3 billion fair value of 69 million common shares issued from Common stock held in treasury and cash of approximately $3.4 billion.
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
Eaton Vance Net revenues of approximately $1,818 million and Net income of approximately $413 million are included in the Firm’s consolidated results for the period from March 1, 2021 to December 31, 2021.
Morgan Stanley and Eaton Vance Proforma Combined Financial Information (Unaudited)

$ in millions	2021	2020
Net revenues	$60,051	$50,371
Net income	15,220	10,779
The proforma financial information presented in the previous table was computed by combining the historical financial information of the Firm and Eaton Vance along with the effects of the acquisition method of accounting for business combinations as though the companies were combined on January 1, 2020.
The proforma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues or other factors, and, therefore, does not represent what the actual Net revenues and Net income would have been had the companies actually been combined as of this date.
Acquisition of E*TRADE
On October 2, 2020, the Firm completed the acquisition of 100% of E*TRADE Financial Corporation (“E*TRADE”) in

87	December 2021 Form 10-K

Notes to Consolidated Financial Statements
a stock-for-stock transaction, which increased the scale and breadth of the Wealth Management business segment. Total consideration for the transaction was approximately $11.9 billion, which principally consists of the $11 billion fair value of 233 million common shares issued from Common stock held in treasury, at an exchange ratio of 1.0432 per E*TRADE common share. In addition, the Firm issued Series M and Series N preferred shares with a fair value of approximately $0.7 billion in exchange for E*TRADE’s existing preferred stock.
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
E*TRADE’s results are included in the Firm’s consolidated results for the period from October 2, 2020 to December 31, 2020. For this period, Net revenues were approximately $600 million, and Net income (loss) was not material.
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
The proforma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues or other factors, and, therefore, does not represent what the actual Net revenues and Net income would have been had the companies actually been combined as of this date.
4. Cash and Cash Equivalents

$ in millions	At December 31, 2021	At December 31, 2020
Cash and due from banks	$8,394	$9,792
Interest bearing deposits with banks	119,331	95,862
Total Cash and cash equivalents	$127,725	$105,654
Restricted cash	$40,887	$38,202
For additional information on cash and cash equivalents, including restricted cash, see Note 2.

December 2021 Form 10-K	88

Notes to Consolidated Financial Statements
5. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$45,970	$29,749	$2	$—	$75,721
Other sovereign government obligations	28,041	4,533	211	—	32,785
State and municipal securities	—	1,905	13	—	1,918
MABS	—	1,237	344	—	1,581
Loans and lending commitments[2]	—	8,821	3,806	—	12,627
Corporate and other debt	—	27,309	1,973	—	29,282
Corporate equities[3]	91,630	832	115	—	92,577
Derivative and other contracts:
Interest rate	1,364	153,048	1,153	—	155,565
Credit	—	8,441	509	—	8,950
Foreign exchange	28	74,571	132	—	74,731
Equity	1,562	68,519	251	—	70,332
Commodity and other	4,462	20,194	3,057	—	27,713
Netting[1]	(5,696)	(241,814)	(794)	(50,833)	(299,137)
Total derivative and other contracts	1,720	82,959	4,308	(50,833)	38,154
Investments[4]	735	846	1,125	—	2,706
Physical commodities	—	2,771	—	—	2,771
Total trading assets[4]	168,096	160,962	11,897	(50,833)	290,122
Investment securities —AFS	59,021	43,809	—	—	102,830
Securities purchased under agreements to resell	—	7	—	—	7
Total assets at fair value	$227,117	$204,778	$11,897	$(50,833)	$392,959

	At December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$1,873	$67	$—	$1,940
Trading liabilities:
U.S. Treasury and agency securities	16,433	319	—	—	16,752
Other sovereign government obligations	20,771	2,062	—	—	22,833
Corporate and other debt	—	8,707	16	—	8,723
Corporate equities[3]	75,181	226	45	—	75,452
Derivative and other contracts:
Interest rate	1,087	145,670	445	—	147,202
Credit	—	9,090	411	—	9,501
Foreign exchange	19	73,096	80	—	73,195
Equity	2,119	77,363	1,196	—	80,678
Commodity and other	4,563	16,837	1,528	—	22,928
Netting[1]	(5,696)	(241,814)	(794)	(50,632)	(298,936)
Total derivative and other contracts	2,092	80,242	2,866	(50,632)	34,568
Total trading liabilities	114,477	91,556	2,927	(50,632)	158,328
Securities sold under agreements to repurchase	—	140	651	—	791
Other secured financings	—	4,730	403	—	5,133
Borrowings	—	74,183	2,157	—	76,340
Total liabilities at fair value	$114,477	$172,482	$6,205	$(50,632)	$242,532

	At December 31, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$43,084	$31,524	$9	$—	$74,617
Other sovereign government obligations	26,174	5,048	268	—	31,490
State and municipal securities	—	1,135	—	—	1,135
MABS	—	1,070	322	—	1,392
Loans and lending commitments[2]	—	5,389	5,759	—	11,148
Corporate and other debt	—	30,093	3,435	—	33,528
Corporate equities[3]	111,575	1,142	86	—	112,803
Derivative and other contracts:
Interest rate	4,458	227,818	1,210	—	233,486
Credit	—	6,840	701	—	7,541
Foreign exchange	29	93,770	260	—	94,059
Equity	1,132	65,943	1,369	—	68,444
Commodity and other	1,818	10,108	2,723	—	14,649
Netting[1]	(5,488)	(310,534)	(1,351)	(62,956)	(380,329)
Total derivative and other contracts	1,949	93,945	4,912	(62,956)	37,850
Investments[4]	624	234	828	—	1,686
Physical commodities	—	3,260	—	—	3,260
Total trading assets[4]	183,406	172,840	15,619	(62,956)	308,909
Investment securities —AFS	46,354	61,225	2,804	—	110,383
Securities purchased under agreements to resell	—	12	3	—	15
Total assets at fair value	$229,760	$234,077	$18,426	$(62,956)	$419,307

89	December 2021 Form 10-K

Notes to Consolidated Financial Statements

	At December 31, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$3,395	$126	$—	$3,521
Trading liabilities:
U.S. Treasury and agency securities	10,204	1	—	—	10,205
Other sovereign government obligations	24,209	1,738	16	—	25,963
Corporate and other debt	—	8,468	—	—	8,468
Corporate equities[3]	67,822	172	63	—	68,057
Derivative and other contracts:
Interest rate	4,789	213,321	528	—	218,638
Credit	—	7,500	652	—	8,152
Foreign exchange	11	94,698	199	—	94,908
Equity	1,245	81,683	3,600	—	86,528
Commodity and other	1,758	9,418	1,014	—	12,190
Netting[1]	(5,488)	(310,534)	(1,351)	(58,105)	(375,478)
Total derivative and other contracts	2,315	96,086	4,642	(58,105)	44,938
Total trading liabilities	104,550	106,465	4,721	(58,105)	157,631
Securities sold under agreements to repurchase	—	671	444	—	1,115
Other secured financings	—	11,185	516	—	11,701
Borrowings	—	69,327	4,374	—	73,701
Total liabilities at fair value	$104,550	$191,043	$10,181	$(58,105)	$247,669
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
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At December 31, 2021	At December 31, 2020
Corporate	$8	$13
Secured lending facilities	—	648
Commercial real estate	863	916
Residential real estate	3,911	2,145
Securities-based lending and Other loans	7,845	7,426
Total	$12,627	$11,148
Unsettled Fair Value of Futures Contracts1

$ in millions	At December 31, 2021	At December 31, 2020
Customer and other receivables, net	$948	$434
1.These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.

Valuation Techniques for Assets and Liabilities Measured at Fair Value on a Recurring Basis
U.S. Treasury and Agency Securities
U.S. Treasury Securities
Valuation Technique:
•Fair value is determined using quoted market prices.
Valuation Hierarchy Classification:
•Level 1—as inputs are observable and in an active market
U.S. Agency Securities
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
Valuation Techniques:
•Fair value is determined using quoted prices in active markets when available. When not available, quoted prices in less active markets are used. In the absence of position-specific quoted prices, fair value may be determined through benchmarking from comparable instruments.
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

December 2021 Form 10-K	90

Notes to Consolidated Financial Statements
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
•The spread data used are for the same maturity as the bond. If the spread data do not reference the issuer, then data that reference comparable issuers are used. When position-specific external price data are not observable, fair value is determined based on either benchmarking to comparable instruments or cash flow models with yield curves, bond or single-name CDS spreads and recovery rates or loss given default as significant inputs.
Valuation Hierarchy Classification:
•Level 2—if value based on observable market data for comparable instruments
•Level 3—in instances where prices or significant spread inputs are unobservable or if the comparability assessment involves significant subjectivity
CDOs
Valuation Techniques:
•The Firm holds cash CDOs that typically reference a tranche of an underlying synthetic portfolio of single-name CDS spreads collateralized by corporate bonds (CLN) or cash portfolio of ABS/loans (“asset-backed CDOs”).
•Credit correlation, a primary input used to determine the fair value of CLNs, is usually unobservable and derived using a benchmarking technique. Other model inputs such as credit spreads, including collateral spreads and interest rates, are typically observable.
•Asset-backed CDOs are valued based on an evaluation of the market and model input parameters sourced from comparable instruments as indicated by market activity. Each asset-backed CDO position is evaluated independently taking into consideration available

91	December 2021 Form 10-K

Notes to Consolidated Financial Statements
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
•Listed fund units are generally marked to the exchange-traded price if actively traded, or to NAV if not. Unlisted fund units are generally marked to NAV.
Valuation Hierarchy Classification:
•Level 1—actively traded exchange-traded securities and fund units
•Level 2—if not actively traded, inputs are observable or if undergoing a recent M&A event or corporate action
•Level 3—if not actively traded, inputs are unobservable or if undergoing an aged M&A event or corporate action
Derivative and Other Contracts
Exchange-Traded Derivative Contracts
Valuation Techniques:
•Exchange-traded derivatives that are actively traded are valued based on quoted prices from the exchange.
•Exchange-traded derivatives that are not actively traded are valued using the same techniques as those applied to OTC derivatives as noted below.
Valuation Hierarchy Classification:
•Level 1—when actively traded
•Level 2—when not actively traded
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

December 2021 Form 10-K	92

Notes to Consolidated Financial Statements
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
Valuation Techniques:.
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
Valuation Hierarchy Classification:
•Level 2—when the valuation inputs are observable
•Level 3—in instances where an unobservable input is deemed significant
Other Secured Financings
Valuation Techniques:
•Other secured financings are composed of short-dated notes secured by Corporate equities, agreements to repurchase Physical commodities, the liabilities related to sales of Loans and lending commitments accounted for as financings, and secured contracts that are not classified as OTC derivatives because they fail net investment criteria. For further information on the determination of fair value, refer to the Valuation Techniques described herein for the corresponding instruments, which are the collateral referenced by the other secured financing liability.
Valuation Hierarchy Classification:
•For further information on the determination of valuation hierarchy classification, see the Valuation Hierarchy Classification described herein for the corresponding instruments, which are the collateral referenced by the other secured financing liability.
Borrowings
Valuation Techniques:
•The Firm carries certain borrowings at fair value that are primarily composed of: instruments whose payments and redemption values are linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures; and instruments with various interest rate-related features, including step-ups, step-downs and zero coupons. Also included are unsecured contracts which are not classified as OTC derivatives because they fail net investment criteria.
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
Valuation Hierarchy Classification:
•Level 2—when valued using observable inputs or where the unobservable input is not deemed significant
•Level 3—in instances where an unobservable input is deemed significant

93	December 2021 Form 10-K

Notes to Consolidated Financial Statements
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

$ in millions	2021	2020	2019
U.S. Treasury and agency securities
Beginning balance	$9	$22	$54
Realized and unrealized gains (losses)	—	1	4
Purchases	2	—	17
Sales	(9)	(22)	(54)
Net transfers	—	8	1
Ending balance	$2	$9	$22
Unrealized gains (losses)	$—	$—	$4
Other sovereign government obligations
Beginning balance	$268	$5	$17
Realized and unrealized gains (losses)	(1)	—	(3)
Purchases	146	265	7
Sales	(192)	(2)	(6)
Net transfers	(10)	—	(10)
Ending balance	$211	$268	$5
Unrealized gains (losses)	$—	$—	$(3)
State and municipal securities
Beginning balance	$—	$1	$148
Purchases	4	—	—
Sales	(4)	—	(147)
Net transfers	13	(1)	—
Ending balance	$13	$—	$1
Unrealized gains (losses)	$—	$—	$—
MABS
Beginning balance	$322	$438	$354
Realized and unrealized gains (losses)	51	(66)	(16)
Purchases	254	175	132
Sales	(215)	(244)	(175)
Settlements	—	—	(44)
Net transfers	(68)	19	187
Ending balance	$344	$322	$438
Unrealized gains (losses)	$(10)	$(49)	$(57)
Loans and lending commitments
Beginning balance	$5,759	$5,073	$6,870
Realized and unrealized gains (losses)	51	(65)	38
Purchases and originations	2,446	3,479	2,337
Sales	(2,609)	(957)	(1,268)
Settlements	(1,268)	(2,196)	(2,291)
Net transfers[1]	(573)	425	(613)
Ending balance	$3,806	$5,759	$5,073
Unrealized gains (losses)	$(7)	$58	$(9)
Corporate and other debt
Beginning balance	$3,435	$1,396	$1,076
Realized and unrealized gains (losses)	(140)	318	418
Purchases and originations	1,355	2,623	650
Sales	(785)	(617)	(729)
Settlements	—	(311)	(7)
Net transfers[2]	(1,892)	26	(12)
Ending balance	$1,973	$3,435	$1,396
Unrealized gains (losses)	$(25)	$311	$361

$ in millions	2021	2020	2019
Corporate equities
Beginning balance	$86	$97	$95
Realized and unrealized gains (losses)	(8)	(55)	(8)
Purchases	121	36	32
Sales	(50)	(17)	(271)
Net transfers	(34)	25	249
Ending balance	$115	$86	$97
Unrealized gains (losses)	$(3)	$(39)	$1
Investments
Beginning balance	$828	$858	$757
Realized and unrealized gains (losses)	382	32	78
Purchases	226	61	40
Sales	(115)	(106)	(41)
Net transfers	(196)	(17)	24
Ending balance	$1,125	$828	$858
Unrealized gains (losses)	$359	$(45)	$67
Investment securities—AFS
Beginning balance	$2,804	$—	$—
Realized and unrealized gains (losses)	(4)	5	—
Purchases[3]	—	2,799	—
Sales	(203)	—	—
Net transfers[3]	(2,597)	—	—
Ending balance	$—	$2,804	$—
Unrealized gains (losses)	$—	$5	$—
Securities purchased under agreements to resell
Beginning balance	$3	$—	$—
Net transfers	(3)	3	—
Ending balance	$—	$3	$—
Unrealized gains (losses)	$—	$—	$—
Net derivatives: Interest rate
Beginning balance	$682	$777	$618
Realized and unrealized gains (losses)	284	(150)	17
Purchases	67	174	98
Issuances	(52)	(44)	(16)
Settlements	14	40	1
Net transfers	(287)	(115)	59
Ending balance	$708	$682	$777
Unrealized gains (losses)	$292	$(34)	$87
Net derivatives: Credit
Beginning balance	$49	$124	$40
Realized and unrealized gains (losses)	95	(91)	(24)
Purchases	18	98	144
Issuances	(46)	(112)	(190)
Settlements	58	94	111
Net transfers	(76)	(64)	43
Ending balance	$98	$49	$124
Unrealized gains (losses)	$122	$(111)	$(17)

December 2021 Form 10-K	94

Notes to Consolidated Financial Statements

$ in millions	2021	2020	2019
Net derivatives: Foreign exchange
Beginning balance	$61	$(31)	$75
Realized and unrealized gains (losses)	(89)	156	(295)
Purchases	2	4	2
Issuances	(15)	—	—
Settlements	16	(17)	7
Net transfers	77	(51)	180
Ending balance	$52	$61	$(31)
Unrealized gains (losses)	$(62)	$94	$(187)
Net derivatives: Equity
Beginning balance	$(2,231)	$(1,684)	$(1,485)
Realized and unrealized gains (losses)	344	72	(260)
Purchases	70	179	155
Issuances	(443)	(713)	(643)
Settlements	160	(354)	242
Net transfers[2]	1,155	269	307
Ending balance	$(945)	$(2,231)	$(1,684)
Unrealized gains (losses)	$(103)	$(210)	$(194)
Net derivatives: Commodity and other
Beginning balance	$1,709	$1,612	$2,052
Realized and unrealized gains (losses)	529	251	73
Purchases	44	89	152
Issuances	(86)	(57)	(92)
Settlements	(599)	(183)	(611)
Net transfers	(68)	(3)	38
Ending balance	$1,529	$1,709	$1,612
Unrealized gains (losses)	$141	$(309)	$(113)
Deposits
Beginning balance	$126	$179	$27
Realized and unrealized losses (gains)	—	15	20
Issuances	—	21	101
Settlements	(10)	(17)	(15)
Net transfers	(49)	(72)	46
Ending balance	$67	$126	$179
Unrealized losses (gains)	$—	$15	$20
Nonderivative trading liabilities
Beginning balance	$79	$37	$16
Realized and unrealized losses (gains)	(21)	(18)	(21)
Purchases	(30)	(35)	(65)
Sales	43	27	38
Settlements	—	3	—
Net transfers	(10)	65	69
Ending balance	$61	$79	$37
Unrealized losses (gains)	$(21)	$(18)	$(21)
Securities sold under agreements to repurchase
Beginning balance	$444	$—	$—
Realized and unrealized losses (gains)	1	(27)	—
Issuances	—	470	—
Net transfers	206	1	—
Ending balance	$651	$444	$—
Unrealized losses (gains)	$1	$(27)	$—

$ in millions	2021	2020	2019
Other secured financings
Beginning balance	$516	$109	$208
Realized and unrealized losses (gains)	(17)	21	5
Issuances	449	208	—
Settlements	(518)	(217)	(8)
Net transfers	(27)	395	(96)
Ending balance	$403	$516	$109
Unrealized losses (gains)	$(16)	$21	$5
Borrowings
Beginning balance	$4,374	$4,088	$3,806
Realized and unrealized losses (gains)	(99)	204	728
Issuances	717	980	1,181
Settlements	(448)	(461)	(950)
Net transfers[2]	(2,387)	(437)	(677)
Ending balance	$2,157	$4,374	$4,088
Unrealized losses (gains)	$(114)	$201	$600
Portion of unrealized losses (gains) recorded in OCI—Change in net DVA	(17)	63	182
1.Net transfers in 2021 reflect the transfer in the third quarter of $895 million of equity margin loans from Level 3 to Level 2 as a result of the reduced significance of the margin loan rate input. Net transfers in 2020 reflect the largely offsetting impacts of equity margin loan transfers of $857 million into Level 3 in the first quarter and $707 million out of Level 3 in the second quarter, both driven by changes in the significance level of the margin loan rate input based on changes in liquidity conditions.
2.Net transfers in 2021 reflect the transfer in the second quarter of $2.0 billion of Corporate and other debt, $1.0 billion of net Equity derivatives and $2.2 billion of Borrowings from Level 3 to Level 2 as the unobservable inputs were not significant to the overall fair value measurements.
3.Net transfers in 2021 reflect the transfer in the first quarter of $2.5 billion of AFS securities from Level 3 to Level 2 due to increased trading activity and observability of pricing inputs. Purchases of AFS investment securities in 2020 relate to securities acquired as part of the E*TRADE transaction. For additional information on the acquisition of E*TRADE, see Note 3.
Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. The realized and unrealized gains or losses for assets and liabilities within the Level 3 category presented in the previous tables do not reflect the related realized and unrealized gains or losses on hedging instruments that have been classified by the Firm within the Level 1 and/or Level 2 categories.
The unrealized gains (losses) during the period for assets and liabilities within the Level 3 category may include changes in fair value during the period that were attributable to both observable and unobservable inputs. Total realized and unrealized gains (losses) are primarily included in Trading revenues in the income statement.
Additionally, in the previous tables, consolidations of VIEs are included in Purchases, and deconsolidations of VIEs are included in Settlements.

95	December 2021 Form 10-K

Notes to Consolidated Financial Statements
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2021	At December 31, 2020
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$211	$268
Comparable pricing:
Bond price	100 to 140 points (120 points)	106 points
MABS	$344	$322
Comparable pricing:
Bond price	0 to 86 points (59 points)	0 to 80 points (50 points)
Loans and lending commitments	$3,806	$5,759
Margin loan model:
Margin loan rate	1% to 4% (3%)	1% to 5% (3%)
Comparable pricing:
Loan price	89 to 101 points (97 points)	75 to 102 points (93 points)
Corporate and other debt	$1,973	$3,435
Comparable pricing:
Bond price	50 to 163 points (99 points)	10 to 133 points (101 points)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	40% to 62% (46% / 40%)
Option model:
Equity volatility	N/M	18% to 21% (19%)
Corporate equities	$115	$86
Comparable pricing:
Equity price	100%	100%
Investments	$1,125	$828
Discounted cash flow:
WACC	10% to 16% (15%)	8% to 18% (15%)
Exit multiple	8 to 17 times (12 times)	7 to 17 times (12 times)
Market approach:
EBITDA multiple	8 to 25 times (10 times)	8 to 32 times (11 times)
Comparable pricing:
Equity price	43% to 100% (99%)	45% to 100% (99%)
Investment securities—AFS	$—	$2,804
Comparable pricing:
Bond price	N/A	97 to 107 points (101 points)
Net derivative and other contracts:
Interest rate	$708	$682
Option model:
IR volatility skew	39% to 79% (64% / 63%)	0% to 349% (62% / 59%)
IR curve correlation	62% to 98% (83% / 84%)	54% to 99% (87% / 89%)
Bond volatility	5% to 32% (12% / 9%)	6% to 24% (13% / 13%)
Inflation volatility	24% to 65% (44% / 40%)	25% to 66% (45% / 43%)
IR curve	4%	1%

Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2021	At December 31, 2020
Credit	$98	$49
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 83 points (46 points)	0 to 85 points (47 points)
Credit spread	14 to 477 bps (68 bps)	20 to 435 bps (74 bps)
Funding spread	15 to 433 bps (55 bps)	65 to 118 bps (86 bps)
Correlation model:
Credit correlation	N/A	27% to 44% (32%)
Foreign exchange[2]	$52	$61
Option model:
IR - FX correlation	53% to 56% (55% / 54%)	55% to 59% (56% / 56%)
IR volatility skew	39% to 79% (64% / 63%)	0% to 349% (62% / 59%)
IR curve	-1% to 7% (2% / 0%)	6% to 8% (7% / 8%)
Foreign exchange volatility skew	-4% to -2% (-3% / -3%)	-22% to 28% (3% / 1%)
Contingency probability	90% to 95% (94% / 95%)	50% to 95% (83% / 93%)
Equity[2]	$(945)	$(2,231)
Option model:
Equity volatility	5% to 99% (24%)	16% to 97% (43%)
Equity volatility skew	-4% to 0% (-1%)	-3% to 0% (-1%)
Equity correlation	5% to 99% (73%)	24% to 96% (74%)
FX correlation	-85% to 37% (-42%)	-79% to 60% (-16%)
IR correlation	13% to 30% (15%)	-13% to 47% (21% / 20%)
Commodity and other	$1,529	$1,709
Option model:
Forward power price	$4 to $263 ($39) per MWh	$-1 to $157 ($28) per MWh
Commodity volatility	8% to 385% (22%)	8% to 183% (19%)
Cross-commodity correlation	43% to 100% (94%)	43% to 99% (92%)
Liabilities at Fair Value on a Recurring Basis
Deposits	$67	$126
Option model:
Equity volatility	7%	7% to 22% (8%)
Nonderivative trading liabilities —Corporate equities	$45	$63
Comparable pricing:
Equity price	100%	100%
Securities sold under agreements to repurchase	$651	$444
Discounted cash flow:
Funding spread	112 to 127 bps (120 bps)	107 to 127 bps (115 bps)
Other secured financings	$403	$516
Discounted cash flow:
Funding spread	N/A	111 bps (111 bps)
Comparable pricing:
Loan price	30 to 100 points (83 points)	30 to 101 points (56 points)

December 2021 Form 10-K	96

Notes to Consolidated Financial Statements

Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2021	At December 31, 2020
Borrowings	$2,157	$4,374
Option model:
Equity volatility	7% to 85% (20%)	6% to 66% (23%)
Equity volatility skew	-1% to 0% (0%)	-2% to 0% (0%)
Equity correlation	41% to 95% (81%)	37% to 95% (78%)
Equity - FX correlation	-55% to 25% (-30%)	-72% to 13% (-24%)
IR - FX Correlation	-26% to 8% (-5% / -5%)	-28% to 6% (-6% / -6%)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	N/M
Nonrecurring Fair Value Measurement
Loans	$1,576	$3,134
Corporate loan model:
Credit spread	108 to 565 bps (284 bps)	36 to 636 bps (336 bps)
Comparable pricing:
Loan price	40 to 80 points (61 points)	N/M
Warehouse model:
Credit spread	182 to 446 bps (376 bps)	200 to 413 bps (368 bps)
Comparable pricing:
Bond Price	N/M	88 to 99 bps (94 bps)
Points—Percentage of par
IR—Interest rate
FX—Foreign exchange
1.A single amount is disclosed for range and average when there is no significant difference between the minimum, maximum and average. Amounts represent weighted averages except where simple averages and the median of the inputs are more relevant.
2.Includes derivative contracts with multiple risks (i.e., hybrid products).
The previous table provides information on the valuation techniques, significant unobservable inputs, and the ranges and averages for each major category of assets and liabilities measured at fair value on a recurring and nonrecurring basis with a significant Level 3 balance. The level of aggregation and breadth of products cause the range of inputs to be wide and not evenly distributed across the inventory of financial instruments. Further, the range of unobservable inputs may differ across firms in the financial services industry because of diversity in the types of products included in each firm’s inventory. Generally, there are no predictable relationships between multiple significant unobservable inputs attributable to a given valuation technique.
During 2021, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
An increase (decrease) to the following significant unobservable inputs would generally result in a higher (lower) fair value.
•Comparable Bond or Loan Price. A pricing input used when prices for the identical instrument are not available. Significant subjectivity may be involved when fair value is determined using pricing data available for comparable instruments. Valuation using comparable instruments can be done by calculating an implied yield (or spread over a liquid benchmark) from the price of a comparable bond or loan, then adjusting that yield (or spread) to derive a value for the bond or loan. The adjustment to yield (or spread)
should account for relevant differences in the bonds or loans such as maturity or credit quality. Alternatively, a price-to-price basis can be assumed between the comparable instrument and the bond or loan being valued in order to establish the value of the bond or loan.
•Comparable Equity Price. A price derived from equity raises, share buybacks and external bid levels, etc. A discount or premium may be included in the fair value estimate.
•Contingency Probability. Probability associated with the realization of an underlying event upon which the value of an asset is contingent.
•EBITDA Multiple/Exit Multiple. The ratio of Enterprise Value to EBITDA, where enterprise value is the aggregate value of equity and debt minus cash and cash equivalents. The EBITDA multiple reflects the value of the company in terms of its full-year EBITDA, whereas the exit multiple reflects the value of the company in terms of its full-year expected EBITDA at exit. Either multiple allows comparison between companies from an operational perspective as the effect of capital structure, taxation and depreciation/amortization is excluded.
An increase (decrease) to the following significant unobservable inputs would generally result in a lower (higher) fair value.
•Cash-Synthetic Basis. The measure of the price differential between cash financial instruments and their synthetic derivative-based equivalents. The range disclosed in the previous table signifies the number of points by which the synthetic bond equivalent price is higher than the quoted price of the underlying cash bonds.
•Funding Spread. The cost of borrowing defined as the incremental spread over the OIS rate for a specific collateral rate (which refers to the rate applicable to a specific type of security pledged as collateral).
•Loss Given Default. Amount expressed as a percentage of par that is the expected loss when a credit event occurs.
•Margin Loan Rate. The annualized rate that reflects the possibility of losses as a result of movements in the price of the underlying margin loan collateral. The rate is calibrated from the discount rate, credit spreads and/or volatility measures.
•WACC. WACC represents the theoretical rate of return required to debt and equity investors. The WACC is used in a discounted cash flow model that calculates the value of the equity. The model assumes that the cash flow assumptions, including projections, are fully reflected in the current equity value, while the debt to equity ratio is held constant.

97	December 2021 Form 10-K

Notes to Consolidated Financial Statements
An increase (decrease) to the following significant unobservable inputs would generally result in an impact to the fair value, but the magnitude and direction of the impact would depend on whether the Firm is long or short the exposure.
•Correlation. A pricing input where the payoff is driven by more than one underlying risk. Correlation is a measure of the relationship between the movement of two variables (i.e., how the change in one variable influences a change in the other variable).
•Credit Spread. The credit spread reflects the additional net yield an investor can earn from a security with more credit risk relative to one with less credit risk. The credit spread of a particular security is often quoted in relation to the yield on a credit risk-free benchmark security or reference rate.
•Interest Rate Curve. The term structure of interest rates (relationship between interest rates and the time to maturity) and a market’s measure of future interest rates at the time of observation. An interest rate curve is used to set interest rate and foreign exchange derivative cash flows and is a pricing input used in the discounting of any OTC derivative cash flow.
•Volatility. The measure of variability in possible returns for an instrument given how much that instrument changes in value over time. Volatility is a pricing input for options, and, generally, the lower the volatility, the less risky the option. The level of volatility used in the valuation of a particular option depends on a number of factors, including the nature of the risk underlying that option, the tenor and the strike price of the option.
•Volatility Skew. The measure of the difference in implied volatility for options with identical underliers and expiry dates but with different strikes.

Net Asset Value Measurements
Fund Interests

	At December 31, 2021		At December 31, 2020
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,492	$615	$2,367	$644
Real estate	2,064	248	1,403	136
Hedge[1]	191	2	59	—
Total	$4,747	$865	$3,829	$780
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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at December 31, 2021
$ in millions	Private Equity	Real Estate
Less than 5 years	$982	$403
5-10 years	1,163	1,283
Over 10 years	347	378
Total	$2,492	$2,064

December 2021 Form 10-K	98

Notes to Consolidated Financial Statements
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At December 31, 2021
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,035	$1,576	$5,611
Other assets—Other investments	—	8	8
Other assets—ROU assets	16	—	16
Total	$4,051	$1,584	$5,635
Liabilities
Other liabilities and accrued expenses—Lending commitments	$173	$70	$243
Total	$173	$70	$243

	At December 31, 2020
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,566	$3,134	$5,700
Other assets—Other investments	—	16	16
Other assets—ROU assets	21	—	21
Total	$2,587	$3,150	$5,737
Liabilities
Other liabilities and accrued expenses—Lending commitments	$193	$72	$265
Total	$193	$72	$265
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

$ in millions	2021	2020	2019
Assets
Loans[2]	$(89)	$(354)	$18
Goodwill	(8)	—	—
Intangibles	(3)	(2)	—
Other assets—Other investments[3]	(57)	(56)	(56)
Other assets—Premises, equipment and software[4]	(14)	(45)	(22)
Other assets—ROU assets[5]	(25)	(23)	—
Total	$(196)	$(480)	$(60)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$37	$(5)	$87
Total	$37	$(5)	$87
1.Gains and losses for Loans and Other assets—Other investments are classified in Other revenues. For other items, gains and losses are recorded in Other revenues if the item is held for sale; otherwise, they are recorded in Other expenses.
2.Nonrecurring changes in the fair value of loans and lending commitments, which exclude the impact of related economic hedges, are calculated as follows: for the held-for-investment category, based on the value of the underlying collateral; and for the held-for-sale category, based on recently executed transactions, market price quotations, valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and CDS spread levels adjusted for any basis difference between cash and derivative instruments, or default recovery analysis where such transactions and quotations are unobservable.
3.Losses related to Other assets—Other investments were determined using techniques that included discounted cash flow models, methodologies that incorporate multiples of certain comparable companies and recently executed transactions.
4.Losses related to Other assets—Premises, equipment and software generally include impairments as well as write-offs related to the disposal of certain assets.
5.Losses related to Other assets—ROU assets include impairments related to the discontinued use of certain leased properties.
Financial Instruments Not Measured at Fair Value

	At December 31, 2021
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$127,725	$127,725	$—	$—	$127,725
Investment securities—HTM	80,168	29,454	49,352	1,076	79,882
Securities purchased under agreements to resell	119,992	—	117,922	2,075	119,997
Securities borrowed	129,713	—	129,713	—	129,713
Customer and other receivables	91,664	—	88,091	3,442	91,533
Loans[1]	188,134	—	25,706	163,784	189,490
Other assets	528	—	528	—	528
Financial liabilities
Deposits	$345,634	$—	$345,911	$—	$345,911
Securities sold under agreements to repurchase	61,397	—	61,419	—	61,419
Securities loaned	12,299	—	12,296	—	12,296
Other secured financings	4,908	—	4,910	—	4,910
Customer and other payables	228,631	—	228,631	—	228,631
Borrowings	156,787	—	162,154	4	162,158
	Commitment Amount
Lending commitments[3]	$133,519	$—	$890	$470	$1,360

	At December 31, 2020
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$105,654	$105,654	$—	$—	$105,654
Investment securities—HTM	71,771	31,239	42,281	900	74,420
Securities purchased under agreements to resell	116,219	—	114,046	2,173	116,219
Securities borrowed	112,391	—	112,392	—	112,392
Customer and other receivables	92,907	—	89,832	3,041	92,873
Loans[1]	150,597	—	16,635	135,277	151,912
Other assets	485	—	485	—	485
Financial liabilities
Deposits	$307,261	$—	$307,807	$—	$307,807
Securities sold under agreements to repurchase	49,472	—	49,315	195	49,510
Securities loaned	7,731	—	7,731	—	7,731
Other secured financings	4,162	—	4,162	—	4,162
Customer and other payables	224,951	—	224,951	—	224,951
Borrowings	143,378	—	150,824	5	150,829
	Commitment Amount
Lending commitments[2]	$125,498	$—	$709	$395	$1,104
1.Amounts include loans measured at fair value on a nonrecurring basis.
2.Represents Lending commitments accounted for as Held for Investment and Held for Sale. For a further discussion on lending commitments, see Note 15.
The previous tables exclude all non-financial assets and liabilities, such as the value of the long-term relationships with the Firm’s deposit customers, and certain financial instruments, such as equity method investments and certain receivables.

99	December 2021 Form 10-K

Notes to Consolidated Financial Statements
6. Fair Value Option
The Firm has elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models.
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At December 31, 2021	At December 31, 2020
Business Unit Responsible for Risk Management
Equity	$37,046	$33,952
Interest rates	28,638	31,222
Commodities	7,837	5,078
Credit	1,347	1,344
Foreign exchange	1,472	2,105
Total	$76,340	$73,701
Net Revenues from Borrowings under the Fair Value Option

$ in millions	2021	2020	2019
Trading revenues	$899	$(5,135)	$(6,932)
Interest expense	305	341	375
Net revenues[1]	$594	$(5,476)	$(7,307)
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

$ in millions	Trading Revenues	OCI
2021
Loans and other receivables[1]	$278	$—
Lending commitments	2	—
Deposits	—	17
Borrowings	(36)	901
2020
Loans and other receivables[1]	$(116)	$—
Lending commitments	(3)	—
Deposits	—	(19)
Borrowings	(26)	(1,340)
2019
Loans and other receivables[1]	$223	$—
Lending commitments	(2)	—
Deposits	—	(30)
Borrowings	(11)	(2,140)
Other	—	—

$ in millions	At December 31, 2021	At December 31, 2020
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(2,439)	$(3,357)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference between Contractual Principal and Fair Value1

$ in millions	At December 31, 2021	At December 31, 2020
Loans and other receivables[2]	$12,633	$14,042
Nonaccrual loans[2]	9,999	11,551
Borrowings[3]	(2,106)	(3,773)
1.Amounts indicate contractual principal greater than or (less than) fair value.
2.The majority of the difference between principal and fair value amounts for loans and other receivables relates to distressed debt positions purchased at amounts well below par.
3.Excludes borrowings where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.
The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to transfers of financial assets treated as collateralized financings, pledged commodities and other liabilities that have specified assets attributable to them.
Fair Value Loans on Nonaccrual Status

$ in millions	At December 31, 2021	At December 31, 2020
Nonaccrual loans	$989	$1,407
Nonaccrual loans 90 or more days past due	$363	$239
7. Derivative Instruments and Hedging Activities
The Firm trades and makes markets globally in listed futures, OTC swaps, forwards, options and other derivatives referencing, among other things, interest rates, equities, currencies, investment grade and non-investment grade corporate credits, loans, bonds, U.S. and other sovereign securities, emerging market bonds and loans, credit indices, ABS indices, property indices, mortgage-related and other ABS, and real estate loan products. The Firm uses these instruments for market-making, managing foreign currency and credit exposure, and asset/liability management.
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

December 2021 Form 10-K	100

Notes to Consolidated Financial Statements
Fair Values of Derivative Contracts

	Assets at December 31, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$594	$1	$—	$595
Foreign exchange	191	6	—	197
Total	785	7	—	792
Not designated as accounting hedges
Economic hedges of loans
Credit	—	15	—	15
Other derivatives
Interest rate	147,585	7,002	383	154,970
Credit	5,749	3,186	—	8,935
Foreign exchange	73,276	1,219	39	74,534
Equity	28,877	—	41,455	70,332
Commodity and other	22,175	—	5,538	27,713
Total	277,662	11,422	47,415	336,499
Total gross derivatives	$278,447	$11,429	$47,415	$337,291
Amounts offset
Counterparty netting	(201,729)	(9,818)	(42,883)	(254,430)
Cash collateral netting	(43,495)	(1,212)	—	(44,707)
Total in Trading assets	$33,223	$399	$4,532	$38,154
Amounts not offset[1]
Financial instruments collateral	(10,457)	—	—	(10,457)
Net amounts	$22,766	$399	$4,532	$27,697
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,725

	Liabilities at December 31, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$86	$1	$—	$87
Foreign exchange	57	50	—	107
Total	143	51	—	194
Not designated as accounting hedges
Economic hedges of loans
Credit	17	412	—	429
Other derivatives
Interest rate	140,770	6,112	233	147,115
Credit	5,609	3,463	—	9,072
Foreign exchange	71,851	1,196	41	73,088
Equity	39,597	—	41,081	80,678
Commodity and other	17,188	—	5,740	22,928
Total	275,032	11,183	47,095	333,310
Total gross derivatives	$275,175	$11,234	$47,095	$333,504
Amounts offset
Counterparty netting	(201,729)	(9,818)	(42,883)	(254,430)
Cash collateral netting	(43,305)	(1,201)	—	(44,506)
Total in Trading liabilities	$30,141	$215	$4,212	$34,568
Amounts not offset[1]
Financial instruments collateral	(5,866)	(8)	(39)	(5,913)
Net amounts	$24,275	$207	$4,173	$28,655
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,194

	Assets at December 31, 2020
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$946	$2	$—	$948
Foreign exchange	5	2	—	7
Total	951	4	—	955
Not designated as accounting hedges
Economic hedges of loans
Credit[2]	2	51	—	53
Other derivatives
Interest rate	221,895	10,343	300	232,538
Credit[2]	5,341	2,147	—	7,488
Foreign exchange	92,334	1,639	79	94,052
Equity	34,278	—	34,166	68,444
Commodity and other	11,095	—	3,554	14,649
Total	364,945	14,180	38,099	417,224
Total gross derivatives	$365,896	$14,184	$38,099	$418,179
Amounts offset
Counterparty netting	(276,682)	(11,601)	(35,260)	(323,543)
Cash collateral netting	(54,921)	(1,865)	—	(56,786)
Total in Trading assets	$34,293	$718	$2,839	$37,850
Amounts not offset[1]
Financial instruments collateral	(13,319)	—	—	(13,319)
Other cash collateral	(391)	—	—	(391)
Net amounts	$20,583	$718	$2,839	$24,140
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,743

	Liabilities at December 31, 2020
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$19	$—	$19
Foreign exchange	291	99	—	390
Total	291	118	—	409
Not designated as accounting hedges
Economic hedges of loans
Credit[2]	18	177	—	195
Other derivatives
Interest rate	210,015	7,965	639	218,619
Credit[2]	5,275	2,682	—	7,957
Foreign exchange	92,975	1,500	43	94,518
Equity	49,943	—	36,585	86,528
Commodity and other	8,831	—	3,359	12,190
Total	367,057	12,324	40,626	420,007
Total gross derivatives	$367,348	$12,442	$40,626	$420,416
Amounts offset
Counterparty netting	(276,682)	(11,601)	(35,260)	(323,543)
Cash collateral netting	(51,112)	(823)	—	(51,935)
Total in Trading liabilities	$39,554	$18	$5,366	$44,938
Amounts not offset[1]
Financial instruments collateral	(10,598)	—	(1,520)	(12,118)
Other cash collateral	(62)	(3)	—	(65)
Net amounts	$28,894	$15	$3,846	$32,755
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,746
1.Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
2.Certain prior period amounts have been reclassified to conform to the current presentation.

101	December 2021 Form 10-K

Notes to Consolidated Financial Statements
See Note 5 for information related to the unsettled fair value of futures contracts not designated as accounting hedges, which are excluded from the previous tables.
Notionals of Derivative Contracts

	Assets at December 31, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$4	$104	$—	$108
Foreign exchange	8	1	—	9
Total	12	105	—	117
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	3,488	7,082	570	11,140
Credit	216	105	—	321
Foreign exchange	3,386	95	10	3,491
Equity	495	—	407	902
Commodity and other	139	—	73	212
Total	7,724	7,282	1,060	16,066
Total gross derivatives	$7,736	$7,387	$1,060	$16,183

	Liabilities at December 31, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$99	$—	$99
Foreign exchange	5	3	—	8
Total	5	102	—	107
Not designated as accounting hedges
Economic hedges of loans
Credit	1	12	—	13
Other derivatives
Interest rate	3,827	6,965	445	11,237
Credit	225	106	—	331
Foreign exchange	3,360	88	12	3,460
Equity	552	—	735	1,287
Commodity and other	110	—	81	191
Total	8,075	7,171	1,273	16,519
Total gross derivatives	$8,080	$7,273	$1,273	$16,626

	Assets at December 31, 2020
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$6	$123	$—	$129
Foreign exchange	2	—	—	2
Total	8	123	—	131
Not designated as accounting hedges
Economic hedges of loans
Credit[1]	—	1	—	1
Other derivatives
Interest rate	3,847	6,946	409	11,202
Credit[1]	140	87	—	227
Foreign exchange	3,046	103	10	3,159
Equity	444	—	367	811
Commodity and other	107	—	68	175
Total	7,584	7,137	854	15,575
Total gross derivatives	$7,592	$7,260	$854	$15,706

	Liabilities at December 31, 2020
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$80	$—	$80
Foreign exchange	11	3	—	14
Total	11	83	—	94
Not designated as accounting hedges
Economic hedges of loans
Credit[1]	1	5	—	6
Other derivatives
Interest rate	4,000	6,915	511	11,426
Credit[1]	142	93	—	235
Foreign exchange	3,180	102	11	3,293
Equity	474	—	591	1,065
Commodity and other	93	—	68	161
Total	7,890	7,115	1,181	16,186
Total gross derivatives	$7,901	$7,198	$1,181	$16,280
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
Gains (Losses) on Accounting Hedges

$ in millions	2021	2020	2019
Fair value hedges—Recognized in Interest income
Interest rate contracts	$742	$75	$(10)
Investment Securities—AFS	(629)	(33)	10
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(4,306)	$4,678	$4,212
Deposits	88	(100)	7
Borrowings	4,214	(4,692)	(4,288)
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$664	$(366)	$14
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	(53)	16	136
Fair Value Hedges—Hedged Items

$ in millions	At December 31, 2021	At December 31, 2020
Investment securities—AFS
Amortized cost basis currently or previously hedged	$17,902	$16,288
Basis adjustments included in amortized cost[1]	$(591)	$(39)
Deposits
Carrying amount currently or previously hedged	$6,279	$15,059
Basis adjustments included in carrying amount[1]	$5	$93
Borrowings
Carrying amount currently or previously hedged	$122,919	$114,349
Basis adjustments included in carrying amount—Outstanding hedges	$2,324	$6,575
Basis adjustments included in carrying amount—Terminated hedges	$(743)	$(756)
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.

December 2021 Form 10-K	102

Notes to Consolidated Financial Statements
Gains (Losses) on Economic Hedges of Loans

$ in millions	2021	2020	2019
Recognized in Other revenues
Credit contracts[1]	(285)	9	(179)
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Derivatives with Credit Risk-Related Contingencies
Net Derivative Liabilities and Collateral Posted

$ in millions	At December 31, 2021	At December 31, 2020
Net derivative liabilities with credit risk-related contingent features	$20,548	$30,421
Collateral posted	14,789	23,842
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At December 31, 2021
One-notch downgrade	$234
Two-notch downgrade	357
Bilateral downgrade agreements included in the amounts above[1]	$477
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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at December 31, 2021
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$10	$26	$29	$9	$74
Non-investment grade	5	13	17	2	37
Total	$15	$39	$46	$11	$111
Index and basket CDS
Investment grade	$2	$11	$106	$15	$134
Non-investment grade	9	14	37	12	72
Total	$11	$25	$143	$27	$206
Total CDS sold	$26	$64	$189	$38	$317
Other credit contracts	—	—	—	—	—
Total credit protection sold	$26	$64	$189	$38	$317
CDS protection sold with identical protection purchased					$278

	Years to Maturity at December 31, 2020
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$9	$19	$32	$9	$69
Non-investment grade	7	10	17	2	36
Total	$16	$29	$49	$11	$105
Index and basket CDS
Investment grade	$2	$5	$39	$14	$60
Non-investment grade	6	9	29	14	58
Total	$8	$14	$68	$28	$118
Total CDS sold	$24	$43	$117	$39	$223
Other credit contracts	—	—	—	—	—
Total credit protection sold	$24	$43	$117	$39	$223
CDS protection sold with identical protection purchased					$196
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At December 31, 2021	At December 31, 2020
Single-name CDS
Investment grade	$1,428	$1,230
Non-investment grade	(370)	(22)
Total	$1,058	$1,208
Index and basket CDS
Investment grade	$1,393	$843
Non-investment grade	(650)	(824)
Total	$743	$19
Total CDS sold	$1,801	$1,227
Other credit contracts	(3)	(4)
Total credit protection sold	$1,798	$1,223
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At December 31, 2021	At December 31, 2020
Single name	$126	$116
Index and basket	204	116
Tranched index and basket	18	14
Total	$348	$246

	Fair Value Asset (Liability)
$ in millions	At December 31, 2021	At December 31, 2020
Single name	$(1,338)	$(1,452)
Index and basket	(563)	(57)
Tranched index and basket	(451)	(329)
Total	$(2,352)	$(1,838)
The Firm enters into credit derivatives, principally CDS, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Firm’s counterparties for these derivatives are banks, broker-dealers, and insurance and other financial institutions.
The fair value amounts as shown in the previous tables are prior to cash collateral or counterparty netting.

103	December 2021 Form 10-K

Notes to Consolidated Financial Statements
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
8. Investment Securities
AFS and HTM Securities

	At December 31, 2021
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$58,974	$343	$296	$59,021
U.S. agency securities[2]	26,780	274	241	26,813
Agency CMBS	14,476	289	89	14,676
State and municipal securities	613	37	2	648
FFELP student loan ABS[3]	1,672	11	11	1,672
Total AFS securities	102,515	954	639	102,830
HTM securities
U.S. Treasury securities	28,653	882	81	29,454
U.S. agency securities[2]	48,195	169	1,228	47,136
Agency CMBS	2,267	—	51	2,216
Non-agency CMBS	1,053	28	5	1,076
Total HTM securities	80,168	1,079	1,365	79,882
Total investment securities	$182,683	$2,033	$2,004	$182,712

	At December 31, 2020
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$45,345	$1,010	$—	$46,355
U.S. agency securities[2]	37,389	762	25	38,126
Agency CMBS	19,982	465	9	20,438
Corporate bonds	1,694	42	—	1,736
State and municipal securities	1,461	103	1	1,563
FFELP student loan ABS[3]	1,735	7	26	1,716
Other ABS	449	—	—	449
Total AFS securities	108,055	2,389	61	110,383
HTM securities
U.S. Treasury securities	29,346	1,893	—	31,239
U.S. agency securities[2]	38,951	704	8	39,647
Agency CMBS	2,632	4	2	2,634
Non-agency CMBS	842	58	—	900
Total HTM securities	71,771	2,659	10	74,420
Total investment securities	$179,826	$5,048	$71	$184,803
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.

December 2021 Form 10-K	104

Notes to Consolidated Financial Statements
Investment Securities in an Unrealized Loss Position

	At December 31, 2021		At December 31, 2020
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than12 months	$31,459	$296	$151	$—
Total	31,459	296	151	—
U.S. agency securities
Less than12 months	12,283	219	5,808	22
12 months or longer	1,167	22	1,168	3
Total	13,450	241	6,976	25
Agency CMBS
Less than12 months	2,872	89	2,779	9
12 months or longer	10	—	46	—
Total	2,882	89	2,825	9
State and municipal securities
Less than12 months	21	2	86	—
12 months or longer	7	—	36	1
Total	28	2	122	1
FFELP student loan ABS
Less than12 months	320	1	—	—
12 months or longer	591	10	1,077	26
Total	911	11	1,077	26
Total AFS securities in an unrealized loss position
Less than12 months	46,955	607	8,824	31
12 months or longer	1,775	32	2,358	30
Total	$48,730	$639	$11,182	$61

For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of December 31, 2021 and December 31, 2020, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at December 31, 2021 and December 31, 2020 reflect an ACL of $33 million and $26 million, respectively, related to Non-agency CMBS. See Note 2 for a description of the ACL methodology used for HTM Securities. As of December 31, 2021 and December 31, 2020, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 16 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, FFELP student loan ABS and other ABS.
Investment Securities by Contractual Maturity

	At December 31, 2021
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
AFS securities
U.S. Treasury securities:
Due within 1 year	$8,957	$9,017	1.7%
After 1 year through 5 years	41,374	41,350	1.0%
After 5 years through 10 years	8,643	8,654	1.2%
Total	58,974	59,021
U.S. agency securities:
Due within 1 year	1	1	1.2%
After 1 year through 5 years	191	194	1.6%
After 5 years through 10 years	1,231	1,254	1.8%
After 10 years	25,357	25,364	1.6%
Total	26,780	26,813
Agency CMBS:
Due within 1 year	226	227	1.7%
After 1 year through 5 years	2,562	2,598	1.6%
After 5 years through 10 years	9,072	9,302	1.6%
After 10 years	2,616	2,549	1.4%
Total	14,476	14,676
State and municipal securities:
Due within 1 year	4	4	1.8%
After 1 year through 5 years	26	28	1.9%
After 5 years through 10 years	59	68	2.1%
After 10 years	524	548	2.2%
Total	613	648
FFELP student loan ABS:
Due within 1 year	31	30	0.8%
After 1 year through 5 years	162	158	0.8%
After 5 years through 10 years	143	139	0.7%
After 10 years	1,336	1,345	1.1%
Total	1,672	1,672
Total AFS securities	102,515	102,830	1.3%

105	December 2021 Form 10-K

Notes to Consolidated Financial Statements

	At December 31, 2021
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	$4,147	$4,181	1.9%
After 1 year through 5 years	17,615	17,927	1.7%
After 5 years through 10 years	5,328	5,662	2.4%
After 10 years	1,563	1,684	2.3%
Total	28,653	29,454
U.S. agency securities:
After 5 years through 10 years	491	503	2.0%
After 10 years	47,704	46,633	1.6%
Total	48,195	47,136
Agency CMBS:
Due within 1 year	45	45	1.1%
After 1 year through 5 years	1,263	1,240	1.3%
After 5 years through 10 years	808	784	1.4%
After 10 years	151	147	1.5%
Total	2,267	2,216
Non-agency CMBS:
Due within 1 year	151	151	4.5%
After 1 year through 5 years	109	111	3.1%
After 5 years through 10 years	753	772	3.5%
After 10 years	40	42	4.2%
Total	1,053	1,076
Total HTM securities	80,168	79,882	1.8%
Total investment securities	$182,683	$182,712	1.5%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and considers the contractual coupon, amortization of premiums and accretion of discounts, and the effect of related hedging derivatives.
Gross Realized Gains (Losses) on Sales of AFS Securities

$ in millions	2021	2020	2019
Gross realized gains	$237	$168	$113
Gross realized (losses)	(27)	(31)	(10)
Total[1]	$210	$137	$103
1.Realized gains and losses are recognized in Other revenues in the income statement.
9. Collateralized Transactions
The Firm enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance its inventory positions.
The Firm monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral, as provided under the applicable agreement to ensure such transactions are adequately collateralized, or returns excess collateral.
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
Offsetting of Certain Collateralized Transactions

	At December 31, 2021
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$197,486	$(77,487)	$119,999	$(106,896)	$13,103
Securities borrowed	139,395	(9,682)	129,713	(124,028)	5,685
Liabilities
Securities sold under agreements to repurchase	$139,675	$(77,487)	$62,188	$(53,692)	$8,496
Securities loaned	21,981	(9,682)	12,299	(12,019)	280
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$12,514
Securities borrowed					1,041
Securities sold under agreements to repurchase					8,295
Securities loaned					139

	At December 31, 2020
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$264,140	$(147,906)	$116,234	$(114,108)	$2,126
Securities borrowed	124,921	(12,530)	112,391	(107,434)	4,957
Liabilities
Securities sold under agreements to repurchase	$198,493	$(147,906)	$50,587	$(43,960)	$6,627
Securities loaned	20,261	(12,530)	7,731	(7,430)	301
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,870
Securities borrowed					596
Securities sold under agreements to repurchase					6,282
Securities loaned					128
1.Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
For information related to offsetting of derivatives, see Note 7.

December 2021 Form 10-K	106

Notes to Consolidated Financial Statements
Gross Secured Financing Balances by Remaining Contractual Maturity

	At December 31, 2021
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$29,271	$53,987	$17,099	$39,318	$139,675
Securities loaned	11,480	364	650	9,487	21,981
Total included in the offsetting disclosure	$40,751	$54,351	$17,749	$48,805	$161,656
Trading liabilities—Obligation to return securities received as collateral	30,104	—	—	—	30,104
Total	$70,855	$54,351	$17,749	$48,805	$191,760

	At December 31, 2020
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$84,349	$60,853	$26,221	$27,070	$198,493
Securities loaned	15,267	247	—	4,747	20,261
Total included in the offsetting disclosure	$99,616	$61,100	$26,221	$31,817	$218,754
Trading liabilities—Obligation to return securities received as collateral	16,389	—	—	—	16,389
Total	$116,005	$61,100	$26,221	$31,817	$235,143
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At December 31, 2021	At December 31, 2020
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$30,790	$94,662
Other sovereign government obligations	73,063	71,140
Corporate equities	25,881	24,692
Other	9,941	7,999
Total	$139,675	$198,493
Securities loaned
Other sovereign government obligations	$748	$3,430
Corporate equities	20,656	16,536
Other	577	295
Total	$21,981	$20,261
Total included in the offsetting disclosure	$161,656	$218,754
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$30,048	$16,365
Other	56	24
Total	$30,104	$16,389
Total	$191,760	$235,143
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At December 31, 2021	At December 31, 2020
Trading assets	$32,458	$30,954
The Firm pledges certain of its trading assets to collateralize securities sold under agreements to repurchase, securities loaned, other secured financings and derivatives and to cover customer short sales. Counterparties may or may not have the right to sell or repledge the collateral.
Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the balance sheet.
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At December 31, 2021	At December 31, 2020
Collateral received with right to sell or repledge	$672,104	$724,818
Collateral that was sold or repledged[1]	510,000	523,648
1.Does not include securities used to meet federal regulations for the Firm’s U.S. broker-dealers.
The Firm receives collateral in the form of securities in connection with securities purchased under agreements to resell, securities borrowed, securities-for-securities transactions, derivative transactions, customer margin loans and securities-based lending. In many cases, the Firm is permitted to sell or repledge this collateral to secure securities sold under agreements to repurchase, to enter into securities lending and derivative transactions or to deliver to counterparties to cover short positions.
Securities Segregated for Regulatory Purposes

$ in millions	At December 31, 2021	At December 31, 2020
Segregated securities[1]	$20,092	$34,106
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Concentration Based on the Firm’s Total Assets

	At December 31, 2021	At December 31, 2020
U.S. government and agency securities and other sovereign government obligations
Trading assets[1]	9%	10%
Off balance sheet—Collateral received[2]	12%	12%
1.Other sovereign government obligations included in Trading assets primarily consist of obligations of the U.K., Japan and Brazil.
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

107	December 2021 Form 10-K

Notes to Consolidated Financial Statements
Customer Margin and Other Lending

$ in millions	At December 31, 2021	At December 31, 2020
Margin and other lending	$71,532	$74,714
The Firm provides margin lending arrangements that allow customers to borrow against the value of qualifying securities. Receivables from these arrangements are included within Customer and other receivables in the balance sheet. Under these arrangements, the Firm receives collateral, which includes U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Margin loans are collateralized by customer-owned securities held by the Firm. The Firm monitors required margin levels and established credit terms daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary.
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
•Secured Lending Facilities. Secured lending facilities include loans provided to clients, which are collateralized by various assets, including residential and commercial real estate mortgage loans, investor commitments for capital calls, corporate loans and other assets.
•Commercial Real Estate.  Commercial real estate loans include owner-occupied loans and income-producing loans.
•Residential Real Estate. Residential real estate loans mainly include non-conforming loans and HELOC.
•Securities-based Lending and Other.  Securities-based lending includes loans that allow clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying securities or refinancing margin debt. The majority of these loans are structured as revolving lines of credit. Other primarily includes certain loans originated in the tailored lending business within the Wealth Management business segment.
Loans by Type

	At December 31, 2021
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$5,567	$8,107	$13,674
Secured lending facilities	31,471	3,879	35,350
Commercial real estate	7,227	1,777	9,004
Residential real estate	44,251	7	44,258
Securities-based lending and Other loans	86,440	62	86,502
Total loans	174,956	13,832	188,788
ACL	(654)		(654)
Total loans, net	$174,302	$13,832	$188,134
Loans to non-U.S. borrowers, net			$24,322

	At December 31, 2020
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,046	$8,580	$14,626
Secured lending facilities	25,727	3,296	29,023
Commercial real estate	7,346	822	8,168
Residential real estate	35,268	48	35,316
Securities-based lending and Other loans	64,232	67	64,299
Total loans	138,619	12,813	151,432
ACL	(835)		(835)
Total loans, net	$137,784	$12,813	$150,597
Loans to non-U.S. borrowers, net			$21,081

December 2021 Form 10-K	108

Notes to Consolidated Financial Statements
Loans by Interest Rate Type

	At December 31, 2021		At December 31, 2020
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$—	$13,674	$—	$14,626
Secured lending facilities	—	35,350	196	28,827
Commercial real estate	343	8,661	574	7,594
Residential real estate	18,966	25,292	13,120	22,196
Securities-based lending and Other loans	22,832	63,670	18,973	45,326
Total loans, before ACL	$42,141	$146,647	$32,863	$118,569
See Note 5 for further information regarding Loans and lending commitments held at fair value. See Note 15 for details of current commitments to lend in the future.
Credit Quality

The CRM evaluates new obligors before credit transactions are initially approved and at least annually thereafter for corporate and commercial real estate loans. For Corporate, Secured lending facilities and Other loans, credit evaluations typically involve the evaluation of financial statements, assessment of leverage, liquidity, capital strength, asset composition and quality, market capitalization and access to capital markets, cash flow projections and debt service requirements, and the adequacy of collateral, if applicable. The CRM also evaluates strategy, market position, industry dynamics, obligor’s management and other factors that could affect an obligor’s risk profile.
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
For information related to credit quality indicators considered in developing the ACL, see Note 2.
Loans Held for Investment before Allowance by Origination Year

	At December 31, 2021			At December 31, 2020
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$2,356	$2,328	$4,684	$1,138	$3,231	$4,369
2021	—	85	85
2020	111	26	137	585	80	665
2019	—	176	176	204	202	406
2018	196	—	196	195	—	195
2017	—	60	60	—	64	64
Prior	229	—	229	247	100	347
Total	$2,892	$2,675	$5,567	$2,369	$3,677	$6,046

	At December 31, 2021			At December 31, 2020
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$7,603	$20,172	$27,775	$4,711	$14,510	$19,221
2021	32	467	499
2020	35	160	195	162	253	415
2019	43	819	862	260	1,904	2,164
2018	297	703	1,000	614	1,432	2,046
2017	144	266	410	245	581	826
Prior	—	730	730	—	1,055	1,055
Total	$8,154	$23,317	$31,471	$5,992	$19,735	$25,727

	At December 31, 2021			At December 31, 2020
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$3	$149	$152	$—	$—	$—
2021	423	1,292	1,715
2020	91	819	910	95	943	1,038
2019	976	1,266	2,242	1,074	1,848	2,922
2018	527	416	943	746	774	1,520
2017	80	439	519	412	387	799
Prior	109	637	746	100	967	1,067
Total	$2,209	$5,018	$7,227	$2,427	$4,919	$7,346

	At December 31, 2021
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$65	$27	$4	$96	$—	$96
2021	12,230	2,638	257	14,116	1,009	15,125
2020	7,941	1,648	131	9,210	510	9,720
2019	4,690	1,072	140	5,536	366	5,902
2018	1,865	497	55	2,231	186	2,417
2017	2,157	558	65	2,588	192	2,780
Prior	5,973	1,919	319	7,485	726	8,211
Total	$34,921	$8,359	$971	$41,262	$2,989	$44,251

	At December 31, 2020
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$85	$32	$5	$122	$—	$122
2020	8,948	1,824	149	10,338	583	10,921
2019	5,592	1,265	168	6,584	441	7,025
2018	2,320	604	75	2,756	243	2,999
2017	2,721	690	89	3,251	249	3,500
Prior	7,789	2,510	402	9,719	982	10,701
Total	$27,455	$6,925	$888	$32,770	$2,498	$35,268

109	December 2021 Form 10-K

Notes to Consolidated Financial Statements

	At December 31, 2021
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$71,485	$6,170	$858	$78,513
2021	807	708	103	1,618
2020	—	651	626	1,277
2019	19	1,079	633	1,731
2018	232	273	375	880
2017	—	531	217	748
Prior	16	1,294	363	1,673
Total	$72,559	$10,706	$3,175	$86,440

	At December 31, 2020
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$51,667	$4,816	$555	$57,038
2020	—	1,073	590	1,663
2019	18	1,156	623	1,797
2018	232	407	403	1,042
2017	—	654	122	776
Prior	16	1,632	268	1,916
Total	$51,933	$9,738	$2,561	$64,232
IG—Investment Grade
NIG—Non-investment Grade
1.Securities-based loans are subject to collateral maintenance provisions, and at December 31, 2021 and December 31, 2020, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment.
Past Due Loans Held for Investment before Allowance1

$ in millions	At December 31, 2021	At December 31, 2020
Residential real estate	$209	$332
Securities-based lending and Other loans	—	31
Total	$209	$363
1.The majority of the amounts are past due for a period of less than 60 days.
Nonaccrual Loans Held for Investment before Allowance

$ in millions	At December 31, 2021	At December 31, 2020
Corporate	$34	$164
Secured lending facilities	375	—
Commercial real estate	195	152
Residential real estate	138	97
Securities-based lending and Other loans	151	178
Total[1]	$893	$591
Nonaccrual loans without an ACL	$356	$90
1.Includes all loans held for investment that are 90 days or more past due as of December 31, 2021 and December 31, 2020.
Troubled Debt Restructurings

$ in millions	At December 31, 2021	At December 31, 2020
Loans, before ACL	$49	$167
Lending commitments	—	27
Allowance for credit losses	8	36
Troubled debt restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions. See Note 2 for further information on TDR guidance issued by Congress in the CARES Act, as well as by the U.S. banking agencies.
Allowance for Credit Losses Rollforward and Allocation—Loans

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2020	$309	$198	$211	$59	$58	$835
Gross charge-offs	(23)	(67)	(27)	(1)	(8)	(126)
Provision (release)	(119)	34	25	1	11	(48)
Other	(2)	(2)	(3)	1	(1)	(7)
December 31, 2021	$165	$163	$206	$60	$60	$654
Percent of loans to total loans[1]	3%	18%	4%	25%	50%	100%

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2019	$115	$101	$75	$25	$33	$349
Effect of CECL adoption	(2)	(42)	34	21	(2)	9
Gross charge-offs	(39)	—	(64)	(1)	(1)	(105)
Recoveries	4	—	—	—	4	8
Net (charge-offs) recoveries	(35)	—	(64)	(1)	3	(97)
Provision (release)	224	136	197	14	(13)	558
Other	7	3	(31)	—	37	16
December 31, 2020	$309	$198	$211	$59	$58	$835
Percent of loans to total loans[1]	4%	19%	5%	26%	46%	100%

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2018	$62	$60	$67	$20	$29	$238
Gross charge-offs	—	—	—	(2)	—	(2)
Provision (release)	58	42	8	7	4	119
Other	(5)	(1)	—	—	—	(6)
December 31, 2019	$115	$101	$75	$25	$33	$349
Percent of loans to total loans[1]	4%	21%	7%	25%	43%	100%
CRE—Commercial real estate
SBL—Securities-based lending
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2020	$323	$38	$11	$1	$23	$396
Provision (release)	37	2	10	—	3	52
Other	(4)	1	(1)	—	—	(4)
December 31, 2021	$356	$41	$20	$1	$26	$444

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2019	$201	$27	$7	$—	$6	$241
Effect of CECL adoption	(41)	(11)	1	2	(1)	(50)
Provision (release)	161	22	7	(1)	14	203
Other	2	—	(4)	—	4	2
December 31, 2020	$323	$38	$11	$1	$23	$396

December 2021 Form 10-K	110

Notes to Consolidated Financial Statements

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2018	$177	$16	$3	$—	$7	$203
Provision (release)	27	11	4	—	—	42
Other	(3)	—	—	—	(1)	(4)
December 31, 2019	$201	$27	$7	$—	$6	$241
The aggregate allowance for credit losses for loans and lending commitments decreased in 2021, primarily reflecting charge-offs. The provision for credit losses on loans and lending commitments was flat, primarily as a result of portfolio growth, offset by the impact of changes in loan quality mix. The base scenario used in our ACL models as of December 31, 2021 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models, and assumes continued growth over the forecast period. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product.
See Note 2 for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for held-for-investment loans beginning in 2020 and for a summary of the differences compared with the Firm’s ACL methodology under the prior incurred loss model.
Selected Credit Ratios

	At December 31, 2021	At December 31, 2020
ACL to total loans[1]	0.4%	0.6%
Nonaccrual loans to total loans[2]	0.5%	0.4%
ACL to nonaccrual loans[3]	73.2%	141.3%
1.Allowance for credit losses for loans to total loans held for investment.
2.Nonaccrual loans held for investment, which are loans that are 90 days or more past due, to total loans held for investment.
3.Allowance for credit losses for loans to nonaccrual loans held for investment.
Employee Loans

$ in millions	At December 31, 2021	At December 31, 2020
Currently employed by the Firm[1]	$3,613	$3,100
No longer employed by the Firm[2]	113	140
Employee loans	$3,726	$3,240
ACL	(153)	(165)
Employee loans, net of ACL	$3,573	$3,075
Remaining repayment term, weighted average in years	5.7	5.3
1.These loans are predominantly current.
2.These loans are predominantly past due for a period of 90 days or more.
Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives, are full recourse and generally require periodic repayments, and are due in full upon termination of employment with the Firm. These loans are recorded in Customer and other receivables in the balance sheet. See Note 2 for a description of the CECL allowance methodology, including credit quality indicators, for employee loans.
11. Goodwill and Intangible Assets
Goodwill Rollforward

$ in millions	IS	WM	IM	Total
At December 31, 2019¹	$261	$6,001	$881	$7,143
Foreign currency and other	15	7	—	22
Acquired[2]	200	4,270	—	4,470
At December 31, 2020¹	$476	$10,278	$881	$11,635
Foreign currency and other	(1)	(68)	(3)	(72)
Acquired[3]	—	115	5,155	5,270
At December 31, 2021¹	$475	$10,325	$6,033	$16,833
Accumulated impairments[4]	$673	$—	$27	$700
1.Balances represent the amount of the Firm’s goodwill after accumulated impairments.
2.The Wealth Management business segment amount reflects the impact of the Firm's acquisition of E*TRADE on October 2, 2020.
3.The Investment Management and Wealth Management business segments’ amounts reflect the impact of the Firm's acquisition of Eaton Vance on March 1, 2021.
4.There were no impairments recorded in 2021, 2020 or 2019.
Intangible Assets Rollforward

$ in millions	IS	WM	IM	Total
At December 31, 2019	$227	$1,828	$52	$2,107
Acquired[1]	14	3,309	—	3,323
Disposals	(79)	—	—	(79)
Amortization expense	(35)	(330)	(8)	(373)
Other	—	2	—	2
At December 31, 2020	$127	$4,809	$44	$4,980
Acquired[2]	—	134	3,844	3,978
Disposals	—	(36)	—	(36)
Amortization expense	(23)	(495)	(94)	(612)
Other	—	51	(1)	50
At December 31, 2021	$104	$4,463	$3,793	$8,360
1.The Wealth Management amount principally reflects the impact of the Firm's acquisition of E*TRADE on October 2, 2020.
2.The Investment Management and Wealth Management amounts principally reflect the impact of the Firm's acquisition of Eaton Vance on March 1, 2021, which includes $2.1 billion of non-amortizable intangible assets.
Intangible Assets by Type

	Non-amortizable	Amortizable
$ in millions	Gross Carrying Amount	Gross Carrying Amount	Accumulated Amortization
At December 31, 2021
Management contracts	$2,120	$291	$95
Customer relationships	—	8,851	3,515
Tradenames	—	737	117
Other	—	180	92
Total	$2,120	$10,059	$3,819
At December 31, 2020
Management contracts	$—	$178	$120
Customer relationships	—	7,420	2,984
Tradenames	—	460	82
Other	—	187	79
Total	$—	$8,245	$3,265
Estimated annual amortization expense for the next five years			$530
The Firm’s annual goodwill and non-amortizable intangible asset impairment testing as of July 1, 2021 did not indicate any impairment. For more information, see Note 2.

111	December 2021 Form 10-K

Notes to Consolidated Financial Statements
12. Other Assets—Equity Method Investments and Leases
Equity Method Investments

$ in millions	At December 31, 2021	At December 31, 2020
Investments	$2,214	$2,410

$ in millions	2021	2020	2019
Income (loss)[1]	$104	$—	$(81)
1.Includes impairments of the Investment Management business segment’s equity method investments of $41 million in the fourth quarter of 2019 related to a third-party asset manager.
Equity method investments, other than investments in certain fund interests, are summarized above and are included in Other assets in the balance sheet with related income or loss included in Other revenues in the income statement. See “Net Asset Value Measurements—Fund Interests” in Note 5 for the carrying value of certain of the Firm’s fund interests, which are composed of general and limited partnership interests, as well as any related carried interest.
Japanese Securities Joint Venture

$ in millions	2021	2020	2019
Income from investment in MUMSS	$168	$80	$17
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
Leases
The Firm’s leases are principally non-cancelable operating real estate leases.
Balance Sheet Amounts Related to Leases

$ in millions	At December 31, 2021	At December 31, 2020
Other assets—ROU assets	$4,268	$4,419
Other liabilities and accrued expenses—Lease liabilities	5,157	5,327
Weighted average:
Remaining lease term, in years	8.9	9.5
Discount rate	3.1%	3.2%
Lease Liabilities

$ in millions	At December 31, 2021	At December 31, 2020
2021		$841
2022	$886	793
2023	834	740
2024	711	639
2025	593	532
2026	527	467
Thereafter	2,387	2,218
Total undiscounted cash flows	5,938	6,230
Imputed interest	(781)	(903)
Amount on balance sheet	$5,157	$5,327
Committed leases not yet commenced	$480	$278
Lease Costs

$ in millions	2021	2020	2019
Fixed costs	$852	$762	$670
Variable costs[1]	187	154	152
Less: Sublease income	(6)	(5)	(6)
Total lease cost, net	$1,033	$911	$816
1.Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
Cash Flows Statement Supplemental Information

$ in millions	2021	2020	2019
Cash outflows—Lease liabilities	$879	$765	$685
Non-cash—ROU assets recorded for new and modified leases	578	991	514
Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges.
13. Deposits
Deposits

$ in millions	At December 31, 2021	At December 31, 2020
Savings and demand deposits	$332,747	$279,221
Time deposits	14,827	31,561
Total	$347,574	$310,782
Deposits subject to FDIC insurance	$230,894	$234,211
Deposits not subject to FDIC insurance	$116,680	$76,571
Time deposits that equal or exceed the FDIC insurance limit	$—	$16

December 2021 Form 10-K	112

Notes to Consolidated Financial Statements
Time Deposit Maturities

$ in millions	At December 31, 2021
2022	$6,404
2023	4,087
2024	2,815
2025	821
2026	311
Thereafter	389
Total	$14,827
Uninsured Non-U.S. Time Deposit Maturities

$ in millions	At December 31, 2021
Less than 3 months	$756
3 - 6 months	377
6 - 12 months	231
Total	$1,364
Deposits in U.S. Bank Subsidiaries from non-U.S. Depositors

$ in millions	At December 31, 2021	At December 31, 2020
Deposits in U.S. bank subsidiaries from non-U.S. depositors	$963	$910
14. Borrowings and Other Secured Financings
Maturities and Terms of Borrowings

	Parent Company		Subsidiaries		At December 31, 2021	At December 31, 2020
$ in millions	Fixed Rate[1]	Variable Rate[2]	Fixed Rate[1]	Variable Rate[2]
Original maturities of one year or less:
Next 12 months	$—	$1,300	$915	$3,549	$5,764	$3,691
Original maturities greater than one year:
2021						$24,241
2022	$6,665	$571	$963	$5,998	$14,197	22,209
2023	10,882	6,319	287	6,298	23,786	22,890
2024	16,455	4,051	587	8,073	29,166	21,727
2025	14,662	4,408	1,607	4,884	25,561	18,636
2026	17,679	417	612	5,318	24,026	22,042
Thereafter	81,134	5,506	8,576	15,411	110,627	81,643
Total	$147,477	$21,272	$12,632	$45,982	$227,363	$213,388
Total borrowings	$147,477	$22,572	$13,547	$49,531	$233,127	$217,079

Weighted average coupon at period end~~3~~	2.9%	0.9%	4.0%	N/M	2.7%	2.9%
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
Borrowings with Original Maturities Greater than One Year

$ in millions	At December 31, 2021	At December 31, 2020
Senior	$213,776	$202,305
Subordinated	13,587	11,083
Total	$227,363	$213,388
Weighted average stated maturity, in years	7.7	7.3
Certain senior debt securities are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is linked to equity, credit, commodity or other indices (e.g., the consumer price index). Senior debt also may be structured to be callable by the Firm or extendible at the option of holders of the senior debt securities.
The Firm’s Borrowings include notes carried and managed on a fair value basis. These include instruments whose payments and redemption values are linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures; and instruments with various interest rate-related features, including step-ups, step-downs and zero coupons. Also included are unsecured contracts which are not classified as OTC derivatives because they fail net investment criteria. To minimize the exposure from such instruments, the Firm has entered into various swap contracts and purchased options that effectively convert the borrowing costs into floating rates. The swaps and purchased options used to economically hedge the embedded features are derivatives and also are carried at fair value. Changes in fair value related to the notes and economic hedges are reported in Trading revenues. See Notes 2 and 6 for further information on borrowings carried at fair value.
Senior Debt Subject to Put Options or Liquidity Obligations

$ in millions	At December 31, 2021	At December 31, 2020
Put options embedded in debt agreements	$174	$94
Liquidity obligations[1]	$1,622	$1,483
1.Includes obligations to support secondary market trading.
Subordinated Debt

	2021	2020
Contractual weighted average coupon	4.0%	4.5%

Subordinated debt generally is issued to meet the capital requirements of the Firm or its regulated subsidiaries and primarily is U.S. dollar denominated. Maturities of subordinated debt range from 2022 to 2036.
Rates for Borrowings with Original Maturities Greater than One Year

	At December 31,
	2021	2020	2019
Contractual weighted average coupon[1]	2.7%	2.9%	3.4%
Effective weighted average coupon after swaps	1.6%	1.7%	2.9%
1.Weighted average coupon was calculated utilizing U.S. and non-U.S. dollar interest rates and excludes financial instruments for which the fair value option was elected.

113	December 2021 Form 10-K

Notes to Consolidated Financial Statements
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
The Firm’s use of swaps for asset and liability management affects its effective average borrowing rate.
Other Secured Financings

$ in millions	At December 31, 2021	At December 31, 2020
Original maturities:
One year or less	$4,573	$10,453
Greater than one year	5,468	5,410
Total	$10,041	$15,863
Transfers of assets accounted for as secured financings	1,556	1,529
Maturities and Terms of Other Secured Financings1

	At December 31, 2021			At December 31, 2020
$ in millions	Fixed Rate	Variable Rate[2]	Total
Original maturities of one year or less:
Next 12 months	$—	$3,754	$3,754	$10,453
Original maturities greater than one year:
2021				$1,655
2022	$14	$2,272	$2,286	1,405
2023	181	1,623	1,804	279
2024	—	233	233	96
2025	39	—	39	38
2026	—	—	—	—
Thereafter	24	345	369	408
Total	$258	$4,473	$4,731	$3,881
Weighted average coupon at period-end[3]	N/M	0.7%	0.7%	0.6%
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
further information on other secured financings related to VIEs and securitization activities.
Maturities of Transfers of Assets Accounted for as Secured Financings1

$ in millions	At December 31, 2021	At December 31, 2020
2021		$303
2022	$846	159
2023	586	626
2024	—	14
2025	7	—
2026	34	69
Thereafter	83	358
Total	$1,556	$1,529
1.Excludes Securities sold under agreements to repurchase and Securities loaned.
For transfers of assets that fail to meet accounting criteria for a sale, the Firm continues to record the assets and recognizes the associated liabilities in the balance sheet.
15. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at December 31, 2021
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$12,649	$32,475	$48,232	$9,729	$103,085
Secured lending facilities	5,807	5,108	1,819	682	13,416
Commercial and Residential real estate	1,213	945	28	254	2,440
Securities-based lending and Other	11,989	2,970	530	504	15,993
Forward-starting secured financing receivables	45,969	—	—	—	45,969
Central counterparty	300	—	—	11,870	12,170
Investment activities	1,195	184	50	372	1,801
Letters of credit and other financial guarantees	26	—	—	3	29
Total	$79,148	$41,682	$50,659	$23,414	$194,903
Lending commitments participated to third parties					$7,753
Forward-starting secured financing receivables settled within three business days					$32,847

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

December 2021 Form 10-K	114

Notes to Consolidated Financial Statements
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
Guarantees

	At December 31, 2021
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	1,217,083	918,456	332,329	845,220	(48,231)
Standby letters of credit and other financial guarantees issued[2]	1,354	1,068	862	2,701	45
Market value guarantees	88	2	—	—	—
Liquidity facilities	4,100	—	—	—	5
Whole loan sales guarantees	—	—	77	23,104	—
Securitization representations and warranties[3]	—	—	—	79,437	(42)
General partner guarantees	341	11	32	152	(77)
Client clearing guarantees	51	—	—	—	—
1.The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. For further information on derivative contracts, see Note 7.
2.These amounts include certain issued standby letters of credit participated to third parties, totaling $0.7 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of December 31, 2021, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $84 million.
3.Related to commercial and residential mortgage securitizations.
Types of Guarantees
Non-Credit Derivatives. Certain derivative contracts meet the accounting definition of a guarantee, including certain written options, contingent forward contracts and CDS (see Note 7 regarding credit derivatives in which the Firm has sold credit protection to the counterparty which are excluded from the previous table). For non-credit derivative contracts that meet the accounting definition of a guarantee the notional amount is used as the maximum potential payout for certain derivative contracts, such as written interest rate caps and written foreign currency options. The Firm evaluates collateral requirements for all derivatives, including derivatives that do not meet the accounting definition of a guarantee. For the effects of cash collateral and counterparty netting, see Note 7.
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

115	December 2021 Form 10-K

Notes to Consolidated Financial Statements
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
Whole Loan Sales Guarantees. The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain whole loan sales. Under certain circumstances, the Firm may be required to repurchase such assets or make other payments related to such assets if such representations and warranties are breached. The Firm’s maximum potential payout related to such representations and warranties is equal to the current UPB of such loans. Since the Firm no longer services these loans, it has no information on the current UPB of those loans, and, accordingly, the amount included in the previous table represents the UPB at the time of the whole loan sale or at the time when the Firm last serviced any of those loans. The current UPB balances could be substantially lower than the maximum potential payout amount included in the previous table. The related liability primarily relates to sales of loans to the federal mortgage agencies.
Securitization Representations and Warranties. As part of the Firm’s Institutional Securities business segment’s securitizations and related activities, the Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm. The extent and nature of the representations and warranties, if any, vary among different securitizations. Under certain circumstances, the Firm may be required to repurchase certain assets or make other payments related to such assets if such representations and warranties are breached. The maximum potential amount of future payments the Firm could be required to make would be equal to the current outstanding balances of, or losses associated with, the assets subject to breaches of such representations and warranties. The amount included in the previous table for the maximum potential payout includes the current UPB or historical losses where known and the UPB at the time of sale when the current UPB is not known.
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
Client Clearing Guarantees. The Firm is a sponsoring member of the Government Securities Division of the FICC's Sponsored Clearing Model. Clients of the Firm, as sponsored members, can transact in overnight and term securities repurchase and resale agreements, which are cleared through the FICC. As sponsoring member, the Firm guarantees to the FICC the prompt and full payment and performance of its clients’ obligations. In 2020, the FICC’s sponsored clearing model was updated such that the Firm could be responsible for liquidation of a sponsored member’s account and guarantees any resulting loss to the FICC in the event the sponsored member fails to fully pay any net liquidation amount due from the sponsored member to the FICC. Accordingly, the Firm’s maximum potential payout amount reflects the total of the estimated net liquidation amounts for sponsored member accounts. The Firm minimizes credit exposure under this guarantee by obtaining a security interest in its sponsored member clients’ collateral and their contractual rights under sponsored member transactions. Therefore, the Firm's exposure is estimated to be an amount substantially lower than the maximum potential payout amount. The collateral amount in which the Firm has a security interest is approximately equal to the maximum potential payout amount of the guarantee.
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

December 2021 Form 10-K	116

Notes to Consolidated Financial Statements
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
In addition, some clearinghouse rules require members to assume a proportionate share of losses resulting from the clearinghouse’s investment of guarantee fund contributions and initial margin and of other losses unrelated to the default of a clearing member, if such losses exceed the specified resources allocated for such purpose by the clearinghouse.
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
Contingencies
Legal
In addition to the matters described in the following paragraphs, in the normal course of business, the Firm has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or are in financial distress. These actions have included, but are not limited to, antitrust, false claims act, residential mortgage and credit crisis-related matters.
While the Firm has identified below any individual proceedings where the Firm believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or possible and reasonably estimable.
The Firm contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the financial statements and the Firm can reasonably estimate the amount of that loss, the Firm accrues the estimated loss by a charge to income.

$ in millions	2021	2020	2019
Legal expenses	$157	$336	$221
The Firm’s legal expenses can, and may in the future, fluctuate from period to period, given the current environment regarding government investigations and private litigation affecting global financial services firms, including the Firm.
In many proceedings and investigations, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is not always possible to reasonably estimate the size of the possible loss or range of loss, particularly for proceedings and investigations where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, disgorgement or penalties. Numerous issues may need to be resolved before a loss or additional loss, or range of loss or additional range of loss, can be reasonably estimated for a proceeding or investigation, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages or other relief, and consideration of novel or

117	December 2021 Form 10-K

Notes to Consolidated Financial Statements
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
On September 23, 2014, Financial Guaranty Insurance Company (“FGIC”) filed a complaint against the Firm in the Supreme Court of the State of New York County (“Supreme Court of NY”) styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. relating to the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and warranties and that defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees, interest and costs. On January 23, 2017, the court denied the Firm’s motion to dismiss the complaint. On September 13, 2018, the Appellate Division, First Department (“First Department”) affirmed in part and reversed in part the lower court’s order denying the Firm’s motion to dismiss the complaint. On December 20, 2018, the First Department denied plaintiff’s motion for leave to appeal to the New York Court of Appeals (“Court of Appeals”) or, in the alternative, for re-argument. On July 30, 2021, the Firm filed a motion for summary judgment. On February 4, 2022, the parties entered into a confidential settlement agreement, which is conditioned on consummation of the Firm’s agreement to settle Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and FGIC that the Firm did not repurchase, plus pre- and post- judgment interest, fees and costs, as well as claim payments that FGIC has made and will make in the future. In addition, plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.
On January 23, 2015, Deutsche Bank National Trust Company, in its capacity as trustee, filed a complaint against the Firm styled Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.05 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential, rescissory, equitable and punitive damages, attorneys’ fees, costs and other related expenses, and interest. On December 11, 2015, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On October 19, 2018, the court granted the Firm’s motion for leave to amend its answer and to stay the case pending resolution of Deutsche Bank National Trust Company’s appeal to the Court of Appeals in another case, styled Deutsche Bank National Trust Company v. Barclays Bank PLC, regarding the applicable statute of limitations. On January 17, 2019, the First Department reversed the trial court’s order to the extent that it had granted in part the Firm’s motion to dismiss the complaint. On June 4, 2019, the First Department granted the Firm’s motion for leave to appeal its January 17, 2019 decision to the Court of Appeals. On March 19, 2020, the Firm filed a motion for partial summary judgment. On December 22, 2020, the Court of Appeals reversed the First Department and reinstated the trial court's order to the extent it had granted in part the Firm's motion to dismiss the complaint. On February 4, 2022, the parties entered into an agreement to settle the litigation, which is conditioned on approval by either certificateholders in a consent solicitation or a court in a trust instructional proceeding. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and a monoline insurer that the Firm did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts the prior set-off by the Firm of approximately €124 million (approximately $141 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2012. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and to keep adequate books and records. On April 26, 2018,

December 2021 Form 10-K	118

Notes to Consolidated Financial Statements
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
Consolidated VIE Assets and Liabilities by Type of Activity1

	At December 31, 2021		At December 31, 2020
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[2]	$1,177	$409	$590	$17
Investment vehicles[3]	717	294	776	355
Operating entities	508	39	504	39
Other	510	286	248	3
Total	$2,912	$1,028	$2,118	$414
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
3.Amounts include investment funds and CLOs.

119	December 2021 Form 10-K

Notes to Consolidated Financial Statements
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At December 31, 2021	At December 31, 2020
Assets
Cash and cash equivalents	$341	$269
Trading assets at fair value	1,965	1,445
Investment securities	37	—
Securities purchased under agreements to resell	200	—
Customer and other receivables	31	23
Intangible assets	85	98
Other assets	253	283
Total	$2,912	$2,118
Liabilities
Other secured financings	$767	$366
Other liabilities and accrued expenses	261	48
Total	$1,028	$414
Noncontrolling interests	$115	$196
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
Non-consolidated VIEs

	At December 31, 2021
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$146,071	$667	$6,089	$2,086	$52,111
Maximum exposure to loss[3]
Debt and equity interests	$18,062	$129	$—	$1,459	$10,339
Derivative and other contracts	—	—	4,100	—	5,599
Commitments, guarantees and other	771	—	—	—	1,005
Total	$18,833	$129	$4,100	$1,459	$16,943
Carrying value of variable interests—Assets
Debt and equity interests	$18,062	$129	$—	$1,459	$10,339
Derivative and other contracts	—	—	5	—	2,006
Total	$18,062	$129	$5	$1,459	$12,345
Additional VIE assets owned[4]					$15,392
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$362

	At December 31, 2020
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$184,153	$3,527	$6,524	$2,161	$48,241
Maximum exposure to loss[3]
Debt and equity interests	$26,247	$257	$—	$1,187	$11,008
Derivative and other contracts	—	—	4,425	—	5,639
Commitments, guarantees and other	929	—	—	—	749
Total	$27,176	$257	$4,425	$1,187	$17,396
Carrying value of variable interests—Assets
Debt and equity interests	$26,247	$257	$—	$1,187	$11,008
Derivative and other contracts	—	—	5	—	851
Total	$26,247	$257	$5	$1,187	$11,859
Additional VIE assets owned[4]					$20,019
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$222
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At December 31, 2021		At December 31, 2020
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$15,216	$2,182	$17,775	$3,175
Commercial mortgages	68,503	4,092	62,093	4,131
U.S. agency collateralized mortgage obligations	57,972	9,835	99,182	17,224
Other consumer or commercial loans	4,380	1,953	5,103	1,717
Total	$146,071	$18,062	$184,153	$26,247

December 2021 Form 10-K	120

Notes to Consolidated Financial Statements
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
Credit Protection Purchased through Credit-Linked Notes
CLN transactions are designed to provide investors with exposure to certain credit risk on referenced assets. In these transactions, the Firm transfers assets (generally high-quality securities or money market investments) to an SPE, enters into a derivative transaction in which the SPE sells protection on an unrelated referenced asset or group of assets, through a credit derivative, and sells the securities issued by the SPE to investors. In some transactions, the Firm may also enter into interest rate or currency swaps with the SPE. Depending on the structure, the assets and liabilities of the SPE may be consolidated and recognized in the Firm’s balance sheet or accounted for as a sale of assets.
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
Collateralized Loan and Debt Obligations
CLOs and CDOs are SPEs that purchase a pool of assets consisting of corporate loans, corporate bonds, ABS or

121	December 2021 Form 10-K

Notes to Consolidated Financial Statements
synthetic exposures on similar assets through derivatives and issue multiple tranches of debt and equity securities to investors. The Firm underwrites the securities issued in certain CLO transactions on behalf of unaffiliated sponsors and provides advisory services to these unaffiliated sponsors. The Firm sells corporate loans to many of these SPEs, in some cases representing a significant portion of the total assets purchased. Although not obligated, the Firm generally makes a market in the securities issued by SPEs in these transactions and may retain unsold securities. These beneficial interests are included in Trading assets and are measured at fair value.
Equity-Linked Notes
ELN transactions are designed to provide investors with exposure to certain risks related to the specific equity security, equity index or other index. In an ELN transaction, the Firm typically transfers to an SPE either a note issued by the Firm, the payments on which are linked to the performance of a specific equity security, equity index or other index, or debt securities issued by other companies and a derivative contract, the terms of which will relate to the performance of a specific equity security, equity index or other index. These ELN transactions with SPEs were not consolidated at December 31, 2021 or December 31, 2020.
Transferred Assets with Continuing Involvement

	At December 31, 2021
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$6,802	$94,276	$28,697	$13,121
Retained interests
Investment grade	$72	$638	$465	$—
Non-investment grade	19	586	—	69
Total	$91	$1,224	$465	$69
Interests purchased in the secondary market
Investment grade	$18	$118	$33	$—
Non-investment grade	38	53	—	4
Total	$56	$171	$33	$4
Derivative assets	$—	$—	$—	$891
Derivative liabilities	—	—	—	284

	At December 31, 2020
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$7,515	$84,674	$21,061	$12,978
Retained interests
Investment grade	$49	$822	$615	$—
Non-investment grade	16	195	—	114
Total	$65	$1,017	$615	$114
Interests purchased in the secondary market
Investment grade	$—	$96	$116	$—
Non-investment grade	43	80	—	21
Total	$43	$176	$116	$21
Derivative assets	$—	$—	$—	$400
Derivative liabilities	—	—	—	436

	Fair Value at December 31, 2021
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$536	$2	$538
Non-investment grade	40	40	80
Total	$576	$42	$618
Interests purchased in the secondary market
Investment grade	$168	$1	$169
Non-investment grade	70	25	95
Total	$238	$26	$264
Derivative assets	$891	$—	$891
Derivative liabilities	194	90	284

	Fair Value at December 31, 2020
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$663	$—	$663
Non-investment grade	6	63	69
Total	$669	$63	$732
Interests purchased in the secondary market
Investment grade	$196	$16	$212
Non-investment grade	62	82	144
Total	$258	$98	$356
Derivative assets	$388	$12	$400
Derivative liabilities	435	1	436
RML—Residential mortgage loans
CML—Commercial mortgage loans
1.Amounts include CLO transactions managed by unrelated third parties.
2.Amounts include assets transferred by unrelated transferors.
The previous tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment. The transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statement. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are generally carried at fair value in the balance sheet with changes in fair value recognized in the income statement. Fair value for these interests is measured using techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Notes 2 and 5. Further, as permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the following Assets Sold with Retained Exposure table.
Proceeds from New Securitization Transactions and Sales of Loans

$ in millions	2021	2020	2019
New transactions[1]	$57,528	$51,814	$34,464
Retained interests	8,822	9,346	7,403
Sales of corporate loans to CLO SPEs[1,2]	169	763	2
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets

December 2021 Form 10-K	122

Notes to Consolidated Financial Statements
transferred in securitization transactions sponsored by the Firm (see Note 15).
Assets Sold with Retained Exposure

$ in millions	At December 31, 2021	At December 31, 2020
Gross cash proceeds from sale of assets[1]	$67,930	$45,051
Fair value
Assets sold	$68,992	$46,609
Derivative assets recognized in the balance sheet	1,195	1,592
Derivative liabilities recognized in the balance sheet	132	64
1.The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
The Firm enters into transactions in which it sells securities, primarily equities, and contemporaneously enters into bilateral OTC derivatives with the purchasers of the securities, through which it retains exposure to the sold securities.
17. Regulatory Requirements
Regulatory Capital Framework
The Firm is an FHC under the Bank Holding Company Act of 1956, as amended, and is subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve establishes capital requirements for the Firm, including “well-capitalized” standards, and evaluates the Firm’s compliance with such capital requirements. The OCC establishes similar capital requirements and standards for the Firm’s U.S. bank subsidiaries, including, among others, MSBNA and MSPBNA. The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee on Banking Supervision and also implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, many of the Firm’s regulated subsidiaries are subject to regulatory capital requirements, including regulated subsidiaries provisionally registered as swap dealers with the CFTC or conditionally registered as security-based swap dealers with the SEC or registered as broker-dealers or futures commission merchants.
Regulatory Capital Requirements
The Firm is required to maintain minimum risk-based and leverage-based capital ratios under regulatory capital requirements. A summary of the calculations of regulatory capital and RWA follows.
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios.

CECL Deferral. In 2020, the U.S. banking agencies adopted a final rule, consistent with an interim final rule that was effective March 31, 2020, altering, for purposes of the regulatory capital rules, the required adoption time period for CECL. As of December 31, 2021 and December 31, 2020, the risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated excluding the effect of the adoption of CECL based on the Firm’s election to defer this effect over a five-year transition period that began on January 1, 2020 in accordance with the final rule. The deferral impacts begin to phase back in at 25% per year beginning in 2022 and become fully phased-in beginning in 2025.
Capital Buffer Requirements

	At December 31, 2021 and December 31, 2020
	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	2.5%
SCB	5.7%	N/A
G-SIB capital surcharge	3.0%	3.0%
CCyB[1]	0%	0%
Capital buffer requirement	8.7%	5.5%

1.The CCyB can be set up to 2.5% but is currently set by the Federal Reserve at zero.

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
Risk-Based Regulatory Capital Ratio Requirements

		At December 31, 2021 and December 31, 2020
	Regulatory Minimum
		Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.2%	10.0%
Tier 1 capital ratio	6.0%	14.7%	11.5%
Total capital ratio	8.0%	16.7%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Risk-Weighted Assets
RWA reflects both the Firm’s on- and off-balance sheet risk, as well as capital charges attributable to the risk of loss arising from the following:
•Credit Risk: The failure of a borrower, counterparty or issuer to meet its financial obligations to the Firm;

123	December 2021 Form 10-K

Notes to Consolidated Financial Statements
•Market Risk: Adverse changes in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as market liquidity; and
•Operational Risk: Inadequate or failed processes or systems from human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets).
The Firm’s risk-based capital ratios are computed under both (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At December 31, 2021 and December 31, 2020, the differences between the actual and required ratio were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced SLR capital buffer of at least 2%.
The Firm’s Regulatory Capital and Capital Ratios

$ in millions	Required Ratio[1]	At December 31, 2021	At December 31, 2020
Risk-based capital
Common Equity Tier 1 capital		$75,742	$78,650
Tier 1 capital		83,348	88,079
Total capital		93,166	97,213
Total RWA[2]		471,921	453,106
Common Equity Tier 1 capital ratio	13.2%	16.0%	17.4%
Tier 1 capital ratio	14.7%	17.7%	19.4%
Total capital ratio	16.7%	19.7%	21.5%

$ in millions	Required Ratio[1]	At December 31, 2021	At December 31, 2020
Leverage-based capital
Adjusted average assets[3]		$1,169,939	$1,053,510
Tier 1 leverage ratio	4.0%	7.1%	8.4%
Supplementary leverage exposure[4,5]		$1,476,962	$1,192,506
SLR[5]	5.0%	5.6%	7.4%
1.Required ratios are inclusive of any buffers applicable as of the date presented.
2.The Firm early adopted the Standardized Approach for Counterparty Credit Risk (“SA-CCR”) on December 1, 2021. SA-CCR replaced the current exposure method used to measure derivatives counterparty exposure within the Standardized Approach RWA and Supplementary Leverage Ratio exposure calculations. As a result of the adoption, as of December 31, 2021, the Firm's risk-weighted assets under the Standardized Approach increased by $25 billion, and the Firm's Standardized Common Equity Tier 1 capital ratio decreased by 90 basis points.
3.Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets for the quarters ending on the respective balance sheet dates, reduced by disallowed goodwill, intangible assets, investments in covered funds, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in the Firm’s own capital instruments, certain defined tax assets and other capital deductions.
4.Supplementary leverage exposure is the sum of Adjusted average assets used in the Tier 1 leverage ratio and other adjustments, primarily: (i) for derivatives, potential future exposure and the effective notional principal amount of sold credit protection, offset by qualifying purchased credit protection; (ii) the counterparty credit risk for repo-style transactions; and (iii) the credit equivalent amount for off-balance sheet exposures.
5.The Firm’s SLR and Supplementary leverage exposure as of December 31, 2020 reflect the exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks based on a Federal Reserve interim final rule that was in effect until March 31, 2021.
Certain U.S. Bank Subsidiaries’ Regulatory Capital and Capital Ratios
The OCC establishes capital requirements for the Firm’s U.S. bank subsidiaries, which as of December 31, 2021 and December 31, 2020 include, among others, Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”), and evaluates their compliance with such capital requirements. Regulatory capital requirements for MSBNA and MSPBNA are calculated in a similar manner to the Firm’s regulatory capital requirements, although G-SIB capital surcharge and SCB requirements do not apply to the U.S. bank subsidiaries.
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

December 2021 Form 10-K	124

Notes to Consolidated Financial Statements
have a direct material effect on the U.S. bank subsidiaries’ and the Firm’s financial statements.
At December 31, 2021 and December 31, 2020, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. At December 31, 2021 and December 31, 2020, the risk-based and leverage-based capital amounts and ratios are calculated excluding the effect of the adoption of CECL based on MSBNA’s and MSPBNA’s election to defer this effect over a five-year transition period, which began on January 1, 2020. The deferral impacts begin to phase back in at 25% per year beginning in 2022 and become fully phased-in beginning in 2025.
MSBNA’s Regulatory Capital1

	Well-Capitalized Requirement	Required Ratio[2]	At December 31, 2021		At December 31, 2020
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$18,960	20.5%	$17,238	18.7%
Tier 1 capital	8.0%	8.5%	18,960	20.5%	17,238	18.7%
Total capital	10.0%	10.5%	19,544	21.1%	17,882	19.4%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$185,120	10.2%	$17,238	10.1%
SLR	6.0%	3.0%	233,358	8.1%	17,238	8.0%
MSPBNA’s Regulatory Capital1

	Well-Capitalized Requirement	Required Ratio[2]	At December 31, 2021		At December 31, 2020
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$10,293	24.3%	$8,213	21.3%
Tier 1 capital	8.0%	8.5%	10,293	24.3%	8,213	21.3%
Total capital	10.0%	10.5%	10,368	24.5%	8,287	21.5%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$149,375	6.9%	$8,213	7.2%
SLR	6.0%	3.0%	153,810	6.7%	8,213	6.9%
1.MSBNA and MSPBNA early adopted SA-CCR on December 1, 2021. The adoption did not have a material impact on either of the bank's capital ratios or SLR.
2.Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the ability to make capital distributions, including the payment of dividends.
Additionally, MSBNA is conditionally registered with the SEC as a security-based swap dealer and is provisionally registered with the CFTC as a swap dealer. However, as MSBNA is prudentially regulated as a bank, its capital requirements continue to be determined by its banking regulators.
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At December 31, 2021	At December 31, 2020
Net capital	$18,383	$12,869
Excess net capital	14,208	9,034
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC, respectively, and provisionally registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and provisionally-registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At December 31, 2021 and December 31, 2020, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
The following subsidiaries are also subject to various regulatory capital requirements and operated with capital in excess of their respective regulatory capital requirements as of December 31, 2021 and December 31, 2020, as applicable:
•MSSB, a registered U.S. broker-dealer and introducing broker for the futures business, is subject to, respectively, the minimum net capital requirements of the SEC and CFTC capital requirements.
•MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the PRA. MSIP is also conditionally registered with the SEC as a security-based swap dealer and provisionally registered with the CFTC as a swap dealer, but is currently complying with home-country capital requirements in lieu of SEC and CFTC capital requirements pursuant to applicable substituted compliance rules and interim no-action relief.
•Morgan Stanley Europe Holdings SE Group (“MSEHSE Group”), including MSESE, a Germany-based broker-dealer, is subject to the capital requirements of the European Central Bank, BaFin and the German Central Bank. MSESE is also conditionally registered with the SEC as a security-based swap dealer and provisionally registered with the CFTC as a swap dealer, but is currently complying with home-country capital requirements in lieu of SEC and CFTC capital requirements pursuant to interim no-action relief.
•MSMS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSMS is also provisionally registered with the CFTC as a swap dealer but is currently complying with home-country capital requirements in lieu of CFTC capital requirements pursuant to interim no-action relief.
•MSCS, a U.S. entity and the Firm’s primary non-bank security-based swap dealer, is conditionally registered with the SEC as a security-based swap dealer, registered with the SEC as an OTC derivatives dealer and provisionally registered with the CFTC as a swap dealer. MSCS is subject to the capital requirements of both regulators.

125	December 2021 Form 10-K

Notes to Consolidated Financial Statements
•MSCG, a U.S. entity, is provisionally registered with the CFTC as a swap dealer and is subject to its capital requirements.
•E*TRADE Bank and E*TRADE Savings Bank are subject to the capital requirements of the OCC. For additional information on E*TRADE Bank and E*TRADE Savings Bank, see Note 1.
•E*TRADE Securities LLC, a registered broker-dealer, is subject to the minimum net capital requirements of the SEC.
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

$ in millions	At December 31, 2021	At December 31, 2020
Restricted net assets	$49,516	$40,502
18. Total Equity
Morgan Stanley Shareholders’ Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At December 31, 2021	Liquidation Preference per Share	At December 31, 2021	At December 31, 2020
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
H2	—	—	—	1,300
I	40,000	25,000	1,000	1,000
J3	—	—	—	1,500
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O4	52,000	25,000	1,300	—
Total			$7,750	$9,250
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
2.On November 19, 2021, the Firm announced the redemption in whole of its outstanding Series H preferred stock. On notice of redemption, the amount due to holders of Series H Preferred Stock was reclassified to Borrowings, and on January 18, 2022, the redemption settled at the carrying value of $1.3 billion.
3.On March 15, 2021, the Firm announced the redemption in whole of its outstanding Series J preferred stock. On notice of redemption, the amount due to holders of Series J Preferred Stock was reclassified to Borrowings, and on April 15, 2021, the redemption settled at the carrying value of $1.5 billion.
4.The Firm issued Series O Preferred Stock on October 25, 2021.
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

December 2021 Form 10-K	126

Notes to Consolidated Financial Statements
Description of Preferred Stock as of December 31, 2021

		Depositary Shares per Share	Redemption
Series[1,2]	Shares Issued		Price per Share[3]	Date[4]
A	44,000	1,000	$25,000	Currently redeemable
C5	1,160,791	N/A	1,100	Currently redeemable
E	34,500	1,000	25,000	October 15, 2023
F	34,000	1,000	25,000	January 15, 2024
I	40,000	1,000	25,000	October 15, 2024
K	40,000	1,000	25,000	April 15, 2027
L6	20,000	1,000	25,000	January 15, 2025
M7	400,000	N/A	1,000	September 15, 2026
N7	3,000	100	100,000	October 2, 2025
O	52,000	1,000	25,000	January 15, 2027
1.All shares issued are non-cumulative. Each share has a par value of $0.01, except Series C.
2.Dividends on Series A are based on a floating rate, and dividends on Series C, L and O are based on a fixed rate. Dividends on all other Series are based on a fixed-to-floating rate.
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
5.Series C is non-voting perpetual preferred stock. Dividends on the Series C preferred stock are payable, on a non-cumulative basis, as and if declared by the Board of Directors, in cash, at the rate of 10% per annum of the liquidation preference of $1,000 per share.
6.Series L Preferred Stock was issued on November 25, 2019.
7.Series M and N Preferred Stock were issued on October 2, 2020 as part of the acquisition of E*TRADE.
Common Stock
Rollforward of Common Stock Outstanding

in millions	2021	2020
Shares outstanding at beginning of period	1,810	1,594
Treasury stock purchases[1]	(134)	(39)
Issuance for the acquisition of Eaton Vance	69	—
Issuance for the acquisition of E*TRADE	—	233
Other[2]	27	22
Shares outstanding at end of period	1,772	1,810
1.The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (“Share Repurchase Program”). In addition to the Firm’s Share Repurchase Program, Treasury stock purchases include repurchases of common stock for employee tax withholding.
2.Other includes net shares issued to and forfeited from employee stock trusts and issued for RSU conversions.
Share Repurchases

$ in millions	2021	2020
Repurchases of common stock under the Firm’s Share Repurchase Program	$11,464	$1,347
On June 28, 2021, the Firm announced that its Board of Directors authorized the repurchase of up to $12 billion of outstanding common stock from July 1, 2021 through June 30, 2022, from time to time as conditions warrant, which supersedes the previous common stock repurchase authorization.
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
Common Shares Outstanding for Basic and Diluted EPS

in millions	2021	2020	2019
Weighted average common shares outstanding, basic	1,785	1,603	1,617
Effective of dilutive RSUs and PSUs	29	21	23
Weighted average common shares outstanding and common stock equivalents, diluted	1,814	1,624	1,640
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	—	5	2
Dividends

$ in millions, except per share data	2021		2020		2019
	Per Share[1]	Total	Per Share[1]	Total	Per Share[1]	Total
Preferred Stock Series
A	$1,022	$44	$1,017	$44	$1,014	$44
C	100	52	100	52	100	52
E	1,781	60	1,781	60	1,781	60
F	1,719	60	1,719	60	1,719	60
G2	—	—	—	—	1,242	24
H3	719	38	1,143	60	1,418	74
I	1,594	64	1,594	64	1,594	64
J4	253	15	1,213	74	1,388	84
K	1,463	59	1,463	59	1,463	59
L	1,219	24	1,219	23	169	3
M5	59	24	—	—	—	—
N6	5,300	16	—	—	—	—
O7	236	12	—	—	—	—
Total Preferred stock		$468		$496		$524
Common stock	$2.10	$3,818	$1.40	$2,295	$1.30	$2,161
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.Series G preferred stock was redeemed during the first quarter of 2020. Dividends declared on Series G following the issuance of the notice of redemption were recognized as Interest expense and are excluded from the 2019 amounts.
3.A notice of redemption was issued for Series H preferred stock on November 19, 2021. Dividends declared on Series H following the issuance of the notice of redemption were recognized as Interest expense and are excluded from the 2021 amounts.
4.Series J was payable semiannually until July 15, 2020, after which it was payable quarterly until its redemption.
5.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.
6.Series N is payable semiannually until March 15, 2023 and thereafter will be payable quarterly.
7.Series O is payable semiannually until January 15, 2027 and thereafter will be payable quarterly.

127	December 2021 Form 10-K

Notes to Consolidated Financial Statements
Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pensions and Other	DVA	Total
December 31, 2018	$(889)	$(930)	$(578)	$105	$(2,292)
OCI during the period	(8)	1,137	(66)	(1,559)	(496)
December 31, 2019	(897)	207	(644)	(1,454)	(2,788)
OCI during the period	102	1,580	146	(1,002)	826
December 31, 2020	(795)	1,787	(498)	(2,456)	(1,962)
OCI during the period	(207)	(1,542)	(53)	662	(1,140)
December 31, 2021	$(1,002)	$245	$(551)	$(1,794)	$(3,102)
CTA—Cumulative foreign currency translation adjustments
1.Amounts are net of tax and noncontrolling interests.
Components of Period Changes in OCI

	2021
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(140)	$(191)	$(331)	$(124)	$(207)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(140)	$(191)	$(331)	$(124)	$(207)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(1,803)	$422	$(1,381)	$—	$(1,381)
Reclassified to earnings	(210)	49	(161)	—	(161)
Net OCI	$(2,013)	$471	$(1,542)	$—	$(1,542)
Pension and other
OCI activity	$(101)	$26	$(75)	$—	$(75)
Reclassified to earnings	31	(9)	22	—	22
Net OCI	$(70)	$17	$(53)	$—	$(53)
Change in net DVA
OCI activity	$882	$(213)	$669	$34	$635
Reclassified to earnings	36	(9)	27	—	27
Net OCI	$918	$(222)	$696	$34	$662

	2020
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$74	$99	$173	$68	$105
Reclassified to earnings	(3)	—	(3)	—	(3)
Net OCI	$71	$99	$170	$68	$102
Change in net unrealized gains (losses) on AFS securities
OCI activity	$2,194	$(508)	$1,686	$—	$1,686
Reclassified to earnings	(137)	31	(106)	—	(106)
Net OCI	$2,057	$(477)	$1,580	$—	$1,580
Pension and other
OCI activity	$162	$(34)	$128	$—	$128
Reclassified to earnings	23	(5)	18	—	18
Net OCI	$185	$(39)	$146	$—	$146
Change in net DVA
OCI activity	$(1,385)	$337	$(1,048)	$(26)	$(1,022)
Reclassified to earnings	26	(6)	20	—	20
Net OCI	$(1,359)	$331	$(1,028)	$(26)	$(1,002)

	2019
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$6	$(3)	$3	$11	$(8)
Reclassified to earnings	—	—	—	—	—
Net OCI	$6	$(3)	$3	$11	$(8)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$1,588	$(373)	$1,215	$—	$1,215
Reclassified to earnings	(103)	25	(78)	—	(78)
Net OCI	$1,485	$(348)	$1,137	$—	$1,137
Pension and other
OCI activity	$(98)	$25	$(73)	$—	$(73)
Reclassified to earnings	12	(5)	7	—	7
Net OCI	$(86)	$20	$(66)	$—	$(66)
Change in net DVA
OCI activity	$(2,181)	$533	$(1,648)	$(80)	$(1,568)
Reclassified to earnings	11	(2)	9	—	9
Net OCI	$(2,170)	$531	$(1,639)	$(80)	$(1,559)
Cumulative Foreign Currency Translation Adjustments

$ in millions	At December 31, 2021	At December 31, 2020
Associated with net investments in subsidiaries with a non-U.S. dollar functional currency	$(2,277)	$(1,406)
Hedges, net of tax	1,275	611
Total	$(1,002)	$(795)
Carrying value of net investments in non-U.S. dollar functional currency subsidiaries subject to hedges	$15,605	$15,746
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

December 2021 Form 10-K	128

Notes to Consolidated Financial Statements
19. Interest Income and Interest Expense

$ in millions	2021	2020	2019
Interest income
Investment securities	$2,759	$2,282	$2,175
Loans	4,209	4,142	4,783
Securities purchased under agreements to resell[1,2]	(181)	458	2,281
Securities borrowed[1,3]	(1,017)	(652)	1,204
Trading assets, net of Trading liabilities	2,038	2,417	2,899
Customer receivables and Other[4]	1,603	1,515	3,756
Total interest income	$9,411	$10,162	$17,098
Interest expense
Deposits	$409	$953	$1,885
Borrowings	2,725	3,250	5,052
Securities sold under agreements to repurchase[1,5]	93	564	1,967
Securities loaned[1,6]	401	419	642
Customer payables and Other[7]	(2,262)	(1,337)	2,858
Total interest expense	$1,366	$3,849	$12,404
Net interest	$8,045	$6,313	$4,694
1.Certain prior period amounts have been reclassified to conform to the current presentation.
2.Includes interest paid on Securities purchased under agreements to resell.
3.Includes fees paid on Securities borrowed.
4.Includes interest from Cash and cash equivalents.
5.Includes interest received on Securities sold under agreements to repurchase.
6.Includes fees received on Securities loaned.
7.Includes fees received from Equity Financing customers related to their short transactions, which can be under either margin or securities lending arrangements.
Interest income and Interest expense are classified in the income statement based on the nature of the instrument and related market conventions. When included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
Accrued Interest

$ in millions	At December 31, 2021	At December 31, 2020
Customer and other receivables	$1,800	$1,652
Customer and other payables	2,164	2,119
20. Deferred Compensation Plans and Carried Interest Compensation
Stock-Based Compensation Plans
Certain current and former employees of the Firm participate in the Firm’s stock-based compensation plans. These plans include RSUs and PSUs, the details of which are further outlined below.
Stock-Based Compensation Expense

$ in millions	2021	2020	2019
RSUs	$1,834	$1,170	$1,064
PSUs	251	142	89
Total	$2,085	$1,312	$1,153
Retirement-eligible awards[1]	$192	$157	$111
1.Total expense includes stock-based compensation anticipated to be awarded in January of the following year that does not contain a future service requirement.
Tax Benefit Related to Stock-Based Compensation Expense

$ in millions	2021	2020	2019
Tax benefit[1]	$432	$270	$243
1.Excludes income tax consequences related to employee share-based award conversions.
Unrecognized Compensation Cost Related to Stock-Based Awards Granted

$ in millions	At December 31, 2021[1]
To be recognized in:
2022	$653
2023	287
Thereafter	60
Total	$1,000
1.Amounts do not include forfeitures, future adjustments to fair value for certain awards or 2021 performance year compensation awarded in January 2022, which will begin to be amortized in 2022.
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
Common Shares Available for Future Awards under Stock-Based Compensation Plans

in millions	At December 31, 2021
Shares	149
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

129	December 2021 Form 10-K

Notes to Consolidated Financial Statements
Vested and Unvested RSU Activity

	2021
shares in millions	Number of Shares	Weighted Average Award Date Fair Value
RSUs at beginning of period	60	$49.82
Awarded	29	77.28
Conversions to common stock	(20)	53.32
Forfeited	(2)	60.14
RSUs at end of period[1]	67	$60.27
Aggregate intrinsic value of RSUs at end of period (dollars in millions)		$6,547
Weighted average award date fair value
RSUs awarded in 2020		55.01
RSUs awarded in 2019		43.05
1.At December 31, 2021, the weighted average remaining term until delivery for the outstanding RSUs was approximately 1.2 years.
Unvested RSU Activity

	2021
shares in millions	Number of Shares	Weighted Average Award Date Fair Value
Unvested RSUs at beginning of period	33	$51.27
Awarded	29	77.28
Vested	(21)	59.33
Forfeited	(2)	60.14
Unvested RSUs at end of period[1]	39	$65.58
1.Unvested RSUs represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligible requirements.
Fair Value of RSU Activity1

$ in millions	2021	2020	2019
Conversions to common stock	$1,539	$1,295	$1,497
Vested	1,647	1,289	1,292
1. Fair value of converted stock is based on the share price on conversion. Fair value of vested stock is based on the share price at date of vesting.
Performance-Based Stock Units
PSUs will vest and convert to shares of common stock only if the Firm satisfies predetermined performance and market-based conditions over a three-year performance period. The number of PSUs that will vest ranges from 0% to 150% of the target award, based on the extent to which the Firm achieves the specified performance goals. One-half of the award is earned based on the Firm’s average return on equity, excluding certain adjustments (“MS Adjusted ROE”). For all awards granted beginning in 2021, this performance measure was updated and is now based on the Firm’s average return on tangible common equity excluding certain adjustments (“MS Adjusted ROTCE”). The other half of the award will be earned based on the Firm’s total shareholder return, relative to the total shareholder return of the S&P 500 Financials Sector Index (“Relative MS TSR”). PSUs have vesting, restriction and cancellation provisions that are generally similar to those of RSUs. At December 31, 2021, approximately 3 million PSUs were outstanding.
PSU Fair Value on Award Date

	2021	2020	2019
MS Adjusted ROTCE/ROE	$74.87	$57.05	$43.29
Relative MS TSR	83.70	65.31	48.28
The Relative MS TSR fair values on the award date were estimated using a Monte Carlo simulation and the following assumptions.
Monte Carlo Simulation Assumptions

	Risk-Free Interest Rate	Expected Stock Price Volatility	Correlation Coefficient
Award year
2021	0.2%	39.0%	0.92
2020	1.6%	24.0%	0.88
2019	2.6%	26.5%	0.89
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
Deferred Cash-Based Compensation Expense

$ in millions	2021	2020	2019
Deferred cash-based awards	$810	$1,263	$1,233
Return on referenced investments	526	856	645
Total	$1,336	$2,119	$1,878
Retirement-eligible awards[1]	$253	$194	$195
1.Total expense includes deferred cash-based compensation anticipated to be awarded in January of the following year that does not contain a future service requirement.
Carried Interest Compensation
The Firm generally recognizes compensation expense for any portion of carried interest (both realized and unrealized) that is allocated to employees.
Carried Interest Compensation Expense

$ in millions	2021	2020	2019
Expense	$346	$215	$534

December 2021 Form 10-K	130

Notes to Consolidated Financial Statements
21. Employee Benefit Plans
Pension Plans
Components of Net Periodic Benefit Expense (Income)

	Pension Plans
$ in millions	2021	2020	2019
Service cost, benefits earned during the period	$19	$17	$16
Interest cost on projected benefit obligation	104	121	139
Expected return on plan assets	(48)	(77)	(114)
Net amortization of prior service cost	1	1	1
Net amortization of actuarial loss	34	26	13
Net periodic benefit expense	$110	$88	$55

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
Rollforward of Pre-tax AOCI

	Pension Plans
$ in millions	2021	2020	2019
Beginning balance	$(691)	$(877)	$(779)
Net gain (loss)	(112)	161	(112)
Prior service cost	—	(2)	—
Amortization of prior service cost	1	1	1
Amortization of net loss	34	26	13
Changes recognized in OCI	(77)	186	(98)
Ending balance	$(768)	$(691)	$(877)
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
Weighted Average Assumptions Used to Determine Net Periodic Benefit Expense (Income)

	Pension Plans
	2021	2020	2019
Discount rate	2.43%	3.08%	4.01%
Expected long-term rate of return on plan assets	1.42%	2.35%	3.52%
Rate of future compensation increases	3.25%	3.28%	3.34%

The accounting for pension plans involves certain assumptions and estimates. The expected long-term rate of return for the U.S. Qualified Plan was estimated by computing a weighted average of the underlying long-term expected returns based on the investment managers’ target allocations.
Benefit Obligation and Funded Status
Rollforward of the Benefit Obligation and Fair Value of Plan Assets

	Pension Plans
$ in millions	2021	2020
Rollforward of projected benefit obligation
Benefit obligation at beginning of year	$4,334	$4,026
Service cost	19	17
Interest cost	104	121
Actuarial (gain) loss[1]	(122)	362
Plan amendments	(1)	2
Plan settlements	(16)	(2)
Benefits paid	(217)	(222)
Other[2]	(20)	30
Benefit obligation at end of year	$4,081	$4,334
Rollforward of fair value of plan assets
Fair value of plan assets at beginning of year	$3,985	$3,553
Actual return on plan assets	(186)	600
Employer contributions	38	35
Benefits paid	(217)	(222)
Plan settlements	(15)	(2)
Other[2]	—	21
Fair value of plan assets at end of year	$3,605	$3,985
Funded (unfunded) status	$(476)	$(349)
Amounts recognized in the balance sheet
Assets	$117	$283
Liabilities	(593)	(632)
Net amount recognized	$(476)	$(349)
1.Primarily reflects the impact of year-over-year discount rate fluctuations and changes in mortality assumptions.
2.Includes the impact of foreign currency exchange rate changes and transfers into plan assets.
Accumulated Benefit Obligation

$ in millions	At December 31, 2021	At December 31, 2020
Pension plans	$4,065	$4,318

131	December 2021 Form 10-K

Notes to Consolidated Financial Statements
Pension Plans with Projected Benefit Obligations in Excess of the Fair Value of Plan Assets

$ in millions	At December 31, 2021	At December 31, 2020
Projected benefit obligation	$3,768	$708
Accumulated benefit obligation	3,753	692
Fair value of plan assets	3,175	76
The pension plans included in the table above may differ based on their funding status as of December 31 of each year. December 31, 2021 includes the U.S. Qualified Plan.
Weighted Average Assumptions Used to Determine Projected Benefit Obligation

	Pension Plans
	At December 31, 2021	At December 31, 2020
Discount rate	2.80%	2.43%
Rate of future compensation increase	3.36%	3.25%
The discount rates used to determine the benefit obligation were selected by the Firm, in consultation with its independent actuary. The U.S. pension plans use a pension discount yield curve based on the characteristics of the plans, each determined independently. The pension discount yield curve represents spot discount yields based on duration implicit in a representative broad-based Aa-rated corporate bond universe of high-quality fixed income investments. For all non-U.S. pension plans, the assumed discount rates based on the nature of liabilities, local economic environments and available bond indices.
Plan Assets
Fair Value of Plan Assets

	At December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents[1]	$9	$—	$—	$9
U.S. government and agency securities	2,759	314	—	3,073
Corporate and other debt—CDO	—	1	—	1
Derivative contracts	—	3	—	3
Other investments	—	—	65	65
Other receivables[1]	—	2	—	2
Total	$2,768	$320	$65	$3,153
Assets Measured at NAV
Commingled trust funds:
Money market				33
Foreign funds:
Fixed income				162
Liquidity				39
Targeted cash flow				235
Total				$469
Liabilities
Other payables[1]	—	(17)	—	(17)
Total liabilities	$—	$(17)	$—	$(17)
Fair value of plan assets				$3,605

	At December 31, 2020
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents[1]	$4	$—	$—	$4
U.S. government and agency securities	3,038	321	—	3,359
Corporate and other debt—CDO	—	4	—	4
Derivative contracts	—	2	—	2
Other investments	—	—	61	61
Other receivables[1]	—	53	—	53
Total	$3,042	$380	$61	$3,483
Assets Measured at NAV
Commingled trust funds:
Money market				48
Foreign funds:
Fixed income				169
Liquidity				54
Targeted cash flow				250
Total				$521
Liabilities
Other payables[1]	—	(19)	—	(19)
Total liabilities	$—	$(19)	$—	$(19)
Fair value of plan assets				$3,985
1.Cash and cash equivalents, other receivables and other payables are valued at their carrying value, which approximates fair value.
Rollforward of Level 3 Plan Assets

$ in millions	2021	2020
Balance at beginning of period	$61	$53
Realized and unrealized gains	1	5
Purchases, sales and settlements, net	3	3
Balance at end of period	$65	$61
There were no transfers between levels during 2021 and 2020.
The U.S. Qualified Plan’s assets represent 86% of the Firm’s total pension plan assets. The U.S. Qualified Plan uses a combination of active and risk-controlled fixed income investment strategies. The fixed income asset allocation consists primarily of fixed income securities and related derivative instruments designed to approximate the expected cash flows of the plan’s liabilities in order to help reduce plan exposure to interest rate variation and to better align assets with the obligation. The longer-duration fixed income allocation is expected to help protect the plan’s funded status and maintain the stability of plan contributions over the long run. The investment portfolio performance is assessed by comparing actual investment performance with changes in the estimated present value of the U.S. Qualified Plan’s benefit obligation.
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

December 2021 Form 10-K	132

Notes to Consolidated Financial Statements
investment returns in the underlying assets and not to circumvent portfolio restrictions.
Plan assets are measured at fair value using valuation techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Notes 2 and 5. OTC derivative contracts consist of investments in interest rate swaps and total return swaps. Other investments consist of insurance contracts held by non-U.S.-based plans. The insurance contracts are valued based on the premium reserve of the insurer for a guarantee that the insurer has given to the employee benefit plan that approximates fair value. The insurance contracts are categorized in Level 3 of the fair value hierarchy.
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
Expected Contributions
The Firm’s policy is to fund at least the amount sufficient to meet minimum funding requirements under applicable employee benefit and tax laws. At December 31, 2021, the Firm expected to contribute approximately $40 million to its pension plans in 2022 based upon the plans’ current funded status and expected asset return assumptions for 2022.
Expected Future Benefit Payments

At December 31, 2021
$ in millions	Pension Plans
2022	$148
2023	153
2024	156
2025	163
2026	170
2027-2031	938
401(k) Plans

$ in millions	2021	2020	2019
Expense	$357	$293	$280
U.S. employees meeting certain eligibility requirements may participate in the Firm’s 401(k) plans.
Morgan Stanley 401(k) Plan
Eligible employees receive discretionary 401(k) matching cash contributions as determined annually by the Firm. The Firm matched eligible employee contributions up to the IRS limit at 4%, or 5% up to a certain compensation level, in 2021 and 4% in 2020 and 2019. Eligible employees with eligible pay less than or equal to $100,000 also received a fixed contribution equal to 2% of eligible pay. Transition contributions relating to acquired entities or frozen employee benefit plans were allocated to certain eligible employees through 2020. Contributions are invested among available funds according to each participant’s investment direction and are included in the Firm’s 401(k) expense.
Non-U.S. Defined Contribution Pension Plans

$ in millions	2021	2020	2019
Expense	$149	$130	$121
The Firm maintains separate defined contribution pension plans that cover eligible employees of certain non-U.S. subsidiaries. Under such plans, benefits are generally determined based on a fixed rate of base salary with certain vesting requirements.

133	December 2021 Form 10-K

Notes to Consolidated Financial Statements
22. Income Taxes
Components of Provision for Income Taxes

$ in millions	2021	2020	2019
Current
U.S.:
Federal	$2,554	$1,641	$873
State and local	475	399	260
Non-U.S.:
U.K.	551	395	166
Japan	105	185	177
Hong Kong	192	185	82
Other[1]	667	684	341
Total	$4,544	$3,489	$1,899

Deferred
U.S.:
Federal	$(11)	$(249)	$185
State and local	33	(38)	46
Non-U.S.:
U.K.	(37)	(2)	5
Japan	4	12	11
Hong Kong	(9)	(3)	—
Other[1]	24	30	(82)
Total	$4	$(250)	$165
Provision for income taxes	$4,548	$3,239	$2,064
1.Other Non-U.S. tax provisions for 2021, 2020 and 2019 primarily include Brazil, Singapore and the Netherlands.
Reconciliation of the U.S. Federal Statutory Income Tax Rate to the Effective Income Tax Rate

	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.1	2.0	2.2
Domestic tax credits and tax exempt income	(0.6)	(0.8)	(1.6)
Non-U.S. earnings	1.4	1.7	(0.8)
Employee share-based awards	(0.6)	(0.7)	(1.1)
Other	(0.2)	(0.7)	(1.4)
Effective income tax rate	23.1%	22.5%	18.3%
The Firm’s effective tax rate for 2019 includes net discrete tax benefits of $475 million, primarily associated with remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations, as well as benefits related to conversion of employee share-based awards.
Deferred Tax Assets and Liabilities

$ in millions	At December 31, 2021	At December 31, 2020
Gross deferred tax assets
Net operating loss and tax credit carryforwards	$276	$330
Employee compensation and benefit plans	2,430	2,248
Allowance for credit losses and other reserves	599	669
Valuation of inventory, investments and receivables	474	19
Other	15	43
Total deferred tax assets	3,794	3,309
Deferred tax assets valuation allowance	208	236
Deferred tax assets after valuation allowance	$3,586	$3,073
Gross deferred tax liabilities
Fixed assets	1,287	1,130
Intangibles and goodwill	2,046	1,156
Total deferred tax liabilities	$3,333	$2,286
Net deferred tax assets	$253	$787
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.
The Firm believes the recognized net deferred tax assets (after valuation allowance) at December 31, 2021 are more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates.
The earnings of certain foreign subsidiaries are indefinitely reinvested due to regulatory and other capital requirements in foreign jurisdictions. As of December 31, 2021, the unrecognized deferred tax liability attributable to indefinitely reinvested earnings is immaterial.
Rollforward of Unrecognized Tax Benefits

$ in millions	2021	2020	2019
Balance at beginning of period	$755	$755	$1,080
Increase based on tax positions related to the current period	201	139	57
Increase based on tax positions related to prior periods	74	178	61
Increase based on the acquisition of E*TRADE	—	26	—
Decrease based on tax positions related to prior periods	(37)	(297)	(419)
Decreases related to settlements with taxing authorities	(10)	(36)	(17)
Decreases related to lapse of statute of limitations	(12)	(10)	(7)
Balance at end of period	$971	$755	$755
Net unrecognized tax benefits[1]	$860	$665	$549
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

December 2021 Form 10-K	134

Notes to Consolidated Financial Statements
of unrecognized tax benefits and the impact on the Firm’s effective tax rate over the next 12 months.
Interest Expense (Benefit) Associated with Unrecognized Tax Benefits, Net of Federal and State Income Tax Benefits

$ in millions	2021	2020	2019
Recognized in income statement	$14	$56	$8
Accrued at end of period	142	134	92
Interest and penalties related to unrecognized tax benefits are recognized as a component of the provision for income taxes. Penalties related to unrecognized tax benefits for the years mentioned above were immaterial.
Earliest Tax Year Subject to Examination in Major Tax Jurisdictions

Jurisdiction	Tax Year
U.S.	2017
New York State and New York City	2010
U.K.	2011
Japan	2015
Hong Kong	2015
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
Selected Financial Information by Business Segment

	2021
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$10,272	$822	$—	$(100)	$10,994
Trading	12,353	418	(53)	92	12,810
Investments	607	48	721	—	1,376
Commissions and fees[1]	2,878	3,019	1	(377)	5,521
Asset management[1,2]	583	13,966	5,576	(158)	19,967
Other	495	577	(20)	(10)	1,042
Total non-interest revenues	27,188	18,850	6,225	(553)	51,710
Interest income	3,752	5,821	31	(193)	9,411
Interest expense	1,107	428	36	(205)	1,366
Net interest	2,645	5,393	(5)	12	8,045
Net revenues	$29,833	$24,243	$6,220	$(541)	$59,755
Provision for credit losses	$(7)	$11	$—	$—	$4
Compensation and benefits	9,165	13,090	2,373	—	24,628
Non-compensation expenses	8,861	4,961	2,169	(536)	15,455
Total non-interest expenses	$18,026	$18,051	$4,542	$(536)	$40,083
Income before provision for income taxes	$11,814	$6,181	$1,678	$(5)	$19,668
Provision for income taxes	2,746	1,447	356	(1)	4,548
Net income	9,068	4,734	1,322	(4)	15,120
Net income applicable to noncontrolling interests	111	—	(25)	—	86
Net income applicable to Morgan Stanley	$8,957	$4,734	$1,347	$(4)	$15,034

	2020
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$7,204	$559	$—	$(89)	$7,674
Trading[3]	13,097	844	(34)	76	13,983
Investments	166	12	808	—	986
Commissions and fees[1]	2,935	2,291	1	(376)	4,851
Asset management[1,2]	461	10,955	3,013	(157)	14,272
Other[3]	323	403	(39)	(9)	678
Total non-interest revenues	24,186	15,064	3,749	(555)	42,444
Interest income	5,809	4,771	14	(432)	10,162
Interest expense	3,519	749	29	(448)	3,849
Net interest	2,290	4,022	(15)	16	6,313
Net revenues[3]	$26,476	$19,086	$3,734	$(539)	$48,757
Provision for credit losses[3]	$731	$30	$—	$—	$761
Compensation and benefits	8,342	10,970	1,542	—	20,854
Non-compensation expenses[3]	8,252	3,699	1,322	(549)	12,724
Total non-interest expenses[3]	$16,594	$14,669	$2,864	$(549)	$33,578
Income before provision for income taxes	$9,151	$4,387	$870	$10	$14,418
Provision for income taxes	2,040	1,026	171	2	3,239
Net income	7,111	3,361	699	8	11,179
Net income applicable to noncontrolling interests	99	—	84	—	183
Net income applicable to Morgan Stanley	$7,012	$3,361	$615	$8	$10,996

135	December 2021 Form 10-K

Notes to Consolidated Financial Statements

	2019
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$5,734	$509	$—	$(80)	$6,163
Trading[3]	10,497	734	(8)	51	11,274
Investments	325	2	1,213	—	1,540
Commissions and fees[1]	2,484	1,726	1	(292)	3,919
Asset management[1,2]	413	10,199	2,629	(158)	13,083
Other[3]	563	354	(46)	(6)	865
Total non-interest revenues	20,016	13,524	3,789	(485)	36,844
Interest income	12,193	5,467	20	(582)	17,098
Interest expense	11,713	1,245	46	(600)	12,404
Net interest	480	4,222	(26)	18	4,694
Net revenues[3]	$20,496	$17,746	$3,763	$(467)	$41,538
Provision for credit losses[3]	$151	$10	$—	$—	$161
Compensation and benefits	7,433	9,774	1,630	—	18,837
Non-compensation expenses[3]	7,422	3,130	1,148	(461)	11,239
Total non-interest expenses[3]	$14,855	$12,904	$2,778	$(461)	$30,076
Income before provision for income taxes[4]	$5,490	$4,832	$985	$(6)	$11,301
Provision for income taxes	769	1,104	193	(2)	2,064
Net income	4,721	3,728	792	(4)	9,237
Net income applicable to noncontrolling interests	122	—	73	—	195
Net income applicable to Morgan Stanley	$4,599	$3,728	$719	$(4)	$9,042
I/E–Intersegment Eliminations
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
3.Certain prior period amounts have been reclassified to conform to the current presentation. See Note 1 for additional information.
4.The fourth quarter of 2019 included specific severance-related costs of approximately $172 million, which are included in Compensation and benefits expenses in the Income statement. These costs were recorded in the business segments approximately as follows: Institutional Securities $124 million, Wealth Management $37 million and Investment Management $11 million.

Detail of Investment Banking Revenues

$ in millions	2021	2020	2019
Institutional Securities—Advisory	$3,487	$2,008	$2,116
Institutional Securities—Underwriting	6,785	5,196	3,618
Firm Investment banking revenues from contracts with customers	91%	92%	90%
Trading Revenues by Product Type1

$ in millions	2021	2020	2019
Interest rate	$740	$2,978	$2,773
Foreign exchange	1,008	902	395
Equity[2]	7,331	6,200	5,246
Commodity and other	2,599	1,762	1,617
Credit	1,132	2,141	1,243
Total	$12,810	$13,983	$11,274
1.Certain prior period amounts have been reclassified to conform to the current presentation. See Note 1 for additional information.
2.Dividend income is included within equity contracts.
The previous table summarizes realized and unrealized gains and losses, from derivative and non-derivative financial instruments, included in Trading revenues in the income statement. The Firm generally utilizes financial instruments across a variety of product types in connection with its market-making and related risk management strategies. The trading revenues presented in the table are not representative of the manner in which the Firm manages its business activities and are prepared in a manner similar to the presentation of trading revenues for regulatory reporting purposes.
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At December 31, 2021	At December 31, 2020
Net cumulative unrealized performance-based fees at risk of reversing	$802	$735
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

$ in millions	2021	2020	2019
Fee waivers	$516	$135	$43
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
Other Expenses—Transaction Taxes

$ in millions	2021	2020	2019
Transaction taxes	$969	$699	$489
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region1

$ in millions	2021	2020	2019
Americas	$44,605	$35,459	$30,324
EMEA	7,699	6,549	6,078
Asia	7,451	6,749	5,136
Total	$59,755	$48,757	$41,538
1.Certain prior period amounts have been reclassified to conform to the current presentation. See Note 1 for additional information.

December 2021 Form 10-K	136

Notes to Consolidated Financial Statements
Income before Provision for Income Taxes

$ in millions	2021	2020	2019
U.S.	$14,082	$10,027	$9,464
Non-U.S.[1]	5,586	4,391	1,837
Total	$19,668	$14,418	$11,301
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
Wealth Management: Americas, where representatives operate.
Investment Management: Client location, except certain closed-end funds, which are based on asset location.
Revenues Recognized from Prior Services

$ in millions	2021	2020	2019
Non-interest revenues	$2,391	$2,298	$2,705
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. For the year ended December 31, 2021, these revenues primarily include investment banking advisory fees, and for the years ended December 31, 2020 and 2019, these revenues primarily include investment banking advisory fees and distribution fees.
Receivables from Contracts with Customers

$ in millions	At December 31, 2021	At December 31, 2020
Customer and other receivables	$3,591	$3,200
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At December 31, 2021	At December 31, 2020
Institutional Securities	$792,135	$753,322
Wealth Management	378,438	355,595
Investment Management	17,567	6,945
Total[1]	$1,188,140	$1,115,862
1. Parent assets have been fully allocated to the business segments.
Total Assets by Region

$ in millions	At December 31, 2021	At December 31, 2020
Americas	$848,001	$815,048
EMEA	204,083	194,598
Asia	136,056	106,216
Total	$1,188,140	$1,115,862
24. Parent Company
Parent Company Only—Condensed Income Statement and Comprehensive Income Statement

$ in millions	2021	2020	2019
Revenues
Dividends from bank subsidiaries	$—	$2,811	$3,531
Dividends from BHC and non-bank subsidiaries	8,898	1,170	1,998
Total dividends from subsidiaries	8,898	3,981	5,529
Trading	229	(244)	(54)
Other	4	51	80
Total non-interest revenues	9,131	3,788	5,555
Interest income	2,648	3,666	5,121
Interest expense	2,822	3,087	4,661
Net interest	(174)	579	460
Net revenues	8,957	4,367	6,015
Non-interest expenses	443	387	300
Income before income taxes	8,514	3,980	5,715
Provision for (benefit from) income taxes	(203)	(109)	(73)
Net income before undistributed gain of subsidiaries	8,717	4,089	5,788
Undistributed gain of subsidiaries	6,317	6,907	3,254
Net income	15,034	10,996	9,042
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(207)	102	(8)
Change in net unrealized gains (losses) on available-for-sale securities	(1,542)	1,580	1,137
Pensions and other	(53)	146	(66)
Change in net debt valuation adjustment	662	(1,002)	(1,559)
Comprehensive income	$13,894	$11,822	$8,546
Net income	$15,034	$10,996	$9,042
Preferred stock dividends and other	468	496	530
Earnings applicable to Morgan Stanley common shareholders	$14,566	$10,500	$8,512

137	December 2021 Form 10-K

Notes to Consolidated Financial Statements
Parent Company Only—Condensed Balance Sheet

$ in millions, except share data	At December 31, 2021	At December 31, 2020
Assets
Cash and cash equivalents	$15,342	$7,102
Trading assets at fair value	5,298	6,862
Investment securities (includes $21,246 and $20,037 at fair value; $16,573 and $24,248 were pledged to various parties)	39,707	39,225
Securities purchased under agreement to resell to affiliates	21,116	34,698
Advances to subsidiaries:
Bank and BHC	59,757	22,692
Non-bank	96,202	121,731
Equity investments in subsidiaries:
Bank and BHC	69,059	52,951
Non-bank	48,481	47,450
Other assets	1,109	454
Total assets	$356,071	$333,165
Liabilities
Trading liabilities at fair value	$1,688	$1,623
Securities sold under agreements to repurchase from affiliates	16,928	24,349
Payables to and advances from subsidiaries	59,960	43,252
Other liabilities and accrued expenses	1,859	2,181
Borrowings (includes $15,894 and $18,804 at fair value)	170,195	159,979
Total liabilities	250,630	231,384
Commitments and contingent liabilities (see Note 15)
Equity
Preferred stock	7,750	9,250
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,772,226,530 and 1,809,624,144	20	20
Additional paid-in capital	28,841	25,546
Retained earnings	89,432	78,694
Employee stock trusts	3,955	3,043
Accumulated other comprehensive income (loss)	(3,102)	(1,962)
Common stock held in treasury at cost, $0.01 par value (266,667,449 and 229,269,835 shares)	(17,500)	(9,767)
Common stock issued to employee stock trusts	(3,955)	(3,043)
Total shareholders’ equity	105,441	101,781
Total liabilities and equity	$356,071	$333,165
Parent Company Only—Condensed Cash Flow Statement

$ in millions	2021	2020	2019
Net cash provided by (used for) operating activities	$4,257	$14,202	$24,175
Cash flows from investing activities
Proceeds from (payments for):
Investment securities:
Purchases	(9,297)	(9,310)	(22,408)
Proceeds from sales	2,611	2,013	4,671
Proceeds from paydowns and maturities	5,636	5,651	3,157
Securities purchased under agreements to resell with affiliates	13,581	(24,584)	15,422
Securities sold under agreements to repurchase with affiliates	(7,422)	19,719	4,631
Advances to and investments in subsidiaries	(17,083)	(13,832)	(9,210)
Net cash provided by (used for) investing activities	(11,974)	(20,343)	(3,737)
Cash flows from financing activities
Proceeds from:
Issuance of preferred stock, net of issuance costs	1,275	—	497
Issuance of Borrowings	42,098	25,587	8,337
Payments for:
Borrowings	(28,592)	(22,105)	(24,282)
Repurchases of common stock and employee tax withholdings	(12,075)	(1,890)	(5,954)
Cash dividends	(4,171)	(2,739)	(2,627)
Net change in advances from subsidiaries	17,042	7,194	4,378
Other financing activities	—	(498)	12
Net cash provided by (used for) financing activities	15,577	5,549	(19,639)
Effect of exchange rate changes on cash and cash equivalents	380	(316)	(271)
Net increase (decrease) in cash and cash equivalents	8,240	(908)	528
Cash and cash equivalents, at beginning of period	7,102	8,010	7,482
Cash and cash equivalents, at end of period	$15,342	$7,102	$8,010
Cash and cash equivalents:
Cash and due from banks	$100	$20	$9
Deposits with bank subsidiaries	15,242	7,082	8,001
Cash and cash equivalents, at end of period	$15,342	$7,102	$8,010
Restricted cash	$441	$381	$—
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$2,970	$3,472	$4,677
Income taxes, net of refunds[1]	2,775	1,364	1,186
1.Represents total payments, net of refunds, made to various tax authorities and includes taxes paid on behalf of certain subsidiaries that are subsequently settled between the Parent Company and these subsidiaries. The settlements received from subsidiaries were $3.0 billion, $1.6 billion and $1.6 billion for 2021, 2020 and 2019, respectively.

For information on the Parent Company’s preferred stock, see Note 18.
Parent Company’s Borrowings with Original Maturities Greater than One Year

$ in millions	At December 31, 2021	At December 31, 2020
Senior	$155,304	$148,885
Subordinated	13,591	11,094
Total	$168,895	$159,979

December 2021 Form 10-K	138

Notes to Consolidated Financial Statements
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
Guarantees of Debt Instruments and Warrants Issued by Subsidiaries

$ in millions	At December 31, 2021	At December 31, 2020
Aggregate balance	$47,129	$39,745
Guarantees under Subsidiary Lease Obligations

$ in millions	At December 31, 2021	At December 31, 2020
Aggregate balance[1]	$610	$865
1.Amounts primarily relate to the U.K.
Finance Subsidiary
The Parent Company fully and unconditionally guarantees the securities issued by Morgan Stanley Finance LLC, a wholly owned finance subsidiary. No other subsidiary of the Parent Company guarantees these securities.
Resolution and Recovery Planning
As indicated in the Firm’s 2021 targeted resolution plan submitted to the Federal Reserve and the FDIC, the Parent Company has amended and restated its support agreement with its material entities (including its wholly owned, direct subsidiary Morgan Stanley Holdings LLC (the “Funding IHC”) and certain other subsidiaries), as defined in the Firm’s 2021 targeted resolution plan. Under the secured, amended and restated support agreement, in the event of a resolution scenario, the Parent Company would be obligated to contribute all of its material assets that can be contributed under the terms of the amended and restated support agreement (other than shares in subsidiaries of the Parent Company and certain other assets) (“Contributable Assets”) to the material entities and/or the Funding IHC. The Funding IHC would be obligated to provide capital and liquidity, as applicable, to the material entities.

139	December 2021 Form 10-K

Financial Data Supplement (Unaudited)
Average Balances and Interest Rates and Net Interest Income

	2021			2020
$ in millions	Average Daily Balance	Interest	Average Rate	Average Daily Balance	Interest	Average Rate
Interest earning assets
Investment securities[1]	$182,896	$2,759	1.5%	$136,502	$2,282	1.7%
Loans[1]	166,675	4,209	2.5	143,350	4,142	2.9
Securities purchased under agreements to resell[2,3]:
U.S.	55,274	86	0.2	44,964	545	1.2
Non-U.S.	53,323	(267)	(0.5)	42,064	(87)	(0.2)
Securities borrowed[2,4]:
U.S.	99,667	(825)	(0.8)	85,561	(490)	(0.6)
Non-U.S.	17,387	(192)	(1.1)	17,035	(162)	(1.0)
Trading assets, net of Trading liabilities[5]:
U.S.	77,916	1,644	2.1	76,273	2,000	2.6
Non-U.S.	19,559	394	2.0	22,604	417	1.8
Customer receivables and Other[6]:
U.S.	135,005	1,409	1.0	87,775	1,188	1.4
Non-U.S.	74,068	194	0.3	63,301	327	0.5
Total	$881,770	$9,411	1.1%	$719,429	$10,162	1.4%
Interest bearing liabilities
Deposits[1]	$325,500	$409	0.1%	$241,487	$953	0.4%
Borrowings[1,7]	224,657	2,725	1.2	202,498	3,250	1.6
Securities sold under agreements to repurchase[2,8,10]:
U.S.	29,383	157	0.5	27,085	483	1.8
Non-U.S.	27,374	(64)	(0.2)	21,752	81	0.4
Securities loaned[2,9,10]:
U.S.	4,816	29	0.6	2,898	49	1.7
Non-U.S.	5,514	372	6.7	6,611	370	5.6
Customer payables and Other[11]:
U.S.	132,899	(1,825)	(1.4)	125,982	(1,176)	(0.9)
Non-U.S.	76,185	(437)	(0.6)	64,958	(161)	(0.2)
Total	$826,328	$1,366	0.2%	$693,271	$3,849	0.6%
Net interest income and net interest rate spread		$8,045	0.9%		$6,313	0.8%

Effect of Volume and Rate Changes on Net Interest Income

	2021 versus 2020
	Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Investment securities[1]	$776	$(299)	$477
Loans[1]	674	(607)	67
Securities purchased under agreements to resell[3]:
U.S.	125	(584)	(459)
Non-U.S.	(23)	(157)	(180)
Securities borrowed[4]:
U.S.	(81)	(254)	(335)
Non-U.S.	(3)	(27)	(30)
Trading assets, net of Trading liabilities[5]:
U.S.	43	(399)	(356)
Non-U.S.	(56)	33	(23)
Customer receivables and Other[6]:
U.S.	639	(418)	221
Non-U.S.	56	(189)	(133)
Change in interest income	$2,150	$(2,901)	$(751)
Interest bearing liabilities
Deposits[1]	$332	$(876)	$(544)
Borrowings[1,7]	356	(881)	(525)
Securities sold under agreements to repurchase[8,10]:
U.S.	41	(367)	(326)
Non-U.S.	21	(166)	(145)
Securities loaned[9,10]:
U.S.	32	(52)	(20)
Non-U.S.	(61)	63	2
Customer payables and Other[11]:
U.S.	(65)	(584)	(649)
Non-U.S.	(28)	(248)	(276)
Change in interest expense	$628	$(3,111)	$(2,483)
Change in net interest income	$1,522	$210	$1,732

December 2021 Form 10-K	140

Financial Data Supplement (Unaudited)
Average Balances and Interest Rates and Net Interest Income

	2019
$ in millions	Average Daily Balance	Interest	Average Rate
Interest earning assets
Investment securities[1]	$101,696	$2,175	2.1%
Loans[1]	121,002	4,783	4.0
Securities purchased under agreements to resell[2,3]:
U.S.	46,757	2,121	4.5
Non-U.S.	43,328	160	0.4
Securities borrowed[2,4]:
U.S.	95,332	1,257	1.3
Non-U.S.	33,249	(53)	(0.2)
Trading assets, net of Trading liabilities[5]:
U.S.	77,481	2,531	3.3
Non-U.S.	14,654	368	2.5
Customer receivables and Other[6]:
U.S.	61,501	2,697	4.4
Non-U.S.	58,601	1,059	1.8
Total	$653,601	$17,098	2.6%
Interest bearing liabilities
Deposits[1]	$180,116	$1,885	1.0%
Borrowings[1,7]	192,770	5,052	2.6
Securities sold under agreements to repurchase[2,8,10]:
U.S.	29,140	1,784	6.1
Non-U.S.	24,373	183	0.8
Securities loaned[2,9,10]:
U.S.	3,297	132	4.0
Non-U.S.	7,435	510	6.9
Customer payables and Other[11]:
U.S.	118,775	1,792	1.5
Non-U.S.	65,196	1,066	1.6
Total	$621,102	$12,404	2.0%
Net interest income and net interest rate spread		$4,694	0.6%
Effect of Volume and Rate Changes on Net Interest Income

	2020 versus 2019
	Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Investment securities[1]	$744	$(637)	$107
Loans[1]	883	(1,524)	(641)
Securities purchased under agreements to resell[2,3]:
U.S.	(81)	(1,495)	(1,576)
Non-U.S.	(5)	(242)	(247)
Securities borrowed[2,4]:
U.S.	(129)	(1,618)	(1,747)
Non-U.S.	26	(135)	(109)
Trading assets, net of Trading liabilities[5]:
U.S.	(39)	(492)	(531)
Non-U.S.	200	(151)	49
Customer receivables and Other[6]:
U.S.	1,152	(2,661)	(1,509)
Non-U.S.	85	(817)	(732)
Change in interest income	$2,836	$(9,772)	$(6,936)
Interest bearing liabilities
Deposits[1]	$642	$(1,574)	$(932)
Borrowings[1,7]	255	(2,057)	(1,802)
Securities sold under agreements to repurchase[2,8,10]:
U.S.	(127)	(1,174)	(1,301)
Non-U.S.	(20)	(82)	(102)
Securities loaned[2,9,10]:
U.S.	(16)	(67)	(83)
Non-U.S.	(57)	(83)	(140)
Customer payables and Other[11]:
U.S.	109	(3,077)	(2,968)
Non-U.S.	(4)	(1,223)	(1,227)
Change in interest expense	$782	$(9,337)	$(8,555)
Change in net interest income	$2,054	$(435)	$1,619
1.Amounts include primarily U.S. balances.
2.Certain prior period amounts have been reclassified to conform to the current presentation.
3.Includes interest paid on Securities purchased under agreements to resell.
4.Includes fees paid on Securities borrowed.
5.Excludes non-interest earning assets and non-interest bearing liabilities, such as equity securities.
6.Includes Cash and cash equivalents.
7.Includes borrowings carried at fair value, whose interest expense is considered part of fair value, and therefore, is recorded within Trading revenues.
8.Includes interest received on Securities sold under agreements to repurchase.
9.Includes fees received on Securities loaned.
10.The annualized average rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities loaned transactions, whether or not such transactions were reported in the balance sheet and (b) net average on-balance sheet balances, which exclude certain securities-for-securities transactions.
11.Includes fees received from Equity Financing customers related to their short transactions, which can be under either margin or securities lending arrangements.
Deposits

	Average Daily Deposits
	2021		2020		2019
$ in millions	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Deposits[1]:
Savings	$304,664	—%	$202,035	0.1%	$144,017	0.6%
Time	20,836	1.7%	39,452	1.8%	36,099	2.8%
Total	$325,500	0.1%	$241,487	0.4%	$180,116	1.0%
1.The Firm’s deposits were primarily held in U.S. offices.

141	December 2021 Form 10-K

Glossary of Common Terms and Acronyms

ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRM	Credit Risk Management Department
CVA	Credit valuation adjustment
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
ELN	Equity-linked note(s)
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
E.U.	European Union
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICC	Fixed Income Clearing Corporation
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVA	Funding valuation adjustment
FVO	Fair value option
G-SIB	Global systemically important banks
HELOC	Home Equity Line of Credit
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statement	Consolidated income statement
IRS	Internal Revenue Service
IS	Institutional Securities

LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OIS	Overnight index swap
OTC	Over-the-counter
PRA	Prudential Regulation Authority
PSU	Performance-based stock unit
RMBS	Residential mortgage-backed securities
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TDR	Troubled debt restructuring
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

December 2021 Form 10-K	142

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
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of the Firm’s management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Firm assets that could have a material effect on the Firm’s financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Firm maintained effective internal control over financial reporting as of December 31, 2021.
The Firm’s independent registered public accounting firm has audited and issued a report on the Firm’s internal control over financial reporting, which appears below.

143	December 2021 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Morgan Stanley:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Morgan Stanley and subsidiaries (the “Firm”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements of the Firm as of and for the year ended December 31, 2021 and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
February 24, 2022

December 2021 Form 10-K	144

Changes in Internal Control Over Financial Reporting
No change in the Firm’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Other Information
None.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
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
In many proceedings and investigations, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. The Firm cannot predict with certainty if, how or when such proceedings or investigations will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings and investigations where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, disgorgement or penalties. Numerous issues may need to be resolved before a loss or additional loss or range of loss or additional range of loss can be reasonably estimated for a proceeding or investigation, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages or other relief, and consideration of novel or unsettled legal questions relevant to the proceedings or investigations in question. Subject to the foregoing, the Firm believes, based on current knowledge and after consultation with counsel, that the outcome of such proceedings and investigations will not have a material adverse effect on the financial condition of the Firm, although the outcome of such proceedings or investigations could be material to the Firm’s operating results and cash flows for a particular period depending on, among other things, the level of the Firm’s revenues or income for such period.
While the Firm has identified below certain proceedings that the Firm believes to be material, individually or collectively, there can be no assurance that additional material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be material.
Residential Mortgage Related Matters
On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Firm and certain affiliates in the Supreme Court of the State of New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by

145	December 2021 Form 10-K

securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $133 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Firm’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Firm or sold to plaintiff by the Firm was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department") affirmed the trial court’s order denying in part the Firm’s motion to dismiss the complaint.
On July 2, 2013, Deutsche Bank, in its capacity as trustee, became the named plaintiff in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 (MSAC 2007-NC1) v. Morgan Stanley ABS Capital I Inc., and filed a complaint in the Supreme Court of NY styled Deutsche Bank National Trust Company, as Trustee for the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I, Inc. On February 3, 2014, the plaintiff filed an amended complaint, which asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.25 billion, breached various representations and warranties. The amended complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages, rescission, interest and costs. On April 12, 2016, the court granted in part and denied in part the Firm’s motion to dismiss the amended complaint, dismissing all claims except a single claim alleging failure to notify, regarding which the motion was denied without prejudice. On December 9, 2016, the Firm renewed its motion to dismiss that notification claim. On January 17, 2017, the First Department affirmed the lower court’s April 12, 2016 order. On April 13, 2017, the First Department denied plaintiff’s motion for leave to appeal to the New York Court of Appeals (“Court of Appeals"). On March 8, 2018, the trial court denied the Firm’s renewed motion to dismiss the notification claims.
On November 6, 2013, Deutsche Bank, in its capacity as trustee, became the named plaintiff in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 (MSAC 2007-NC3) v. Morgan Stanley Mortgage Capital Holdings LLC, and filed a complaint in the Supreme Court of NY styled Deutsche Bank National Trust Company, solely in its capacity as Trustee for Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 v. Morgan Stanley Mortgage Capital Holdings LLC, as Successor-by-Merger to Morgan Stanley
Mortgage Capital Inc. The complaint asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.3 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages, rescission, interest and costs. On April 12, 2016, the court granted the Firm’s motion to dismiss the complaint and granted the plaintiff the ability to seek to replead certain aspects of the complaint. On January 17, 2017, the First Department affirmed the lower court’s order granting the motion to dismiss the complaint. On January 9, 2017, plaintiff filed a motion to amend its complaint. On April 13, 2017, the First Department denied plaintiff’s motion for leave to appeal to the Court of Appeals. On March 8, 2018, the trial court granted plaintiff’s motion to amend its complaint to include failure to notify claims. On March 19, 2018, the Firm filed an answer to plaintiff’s amended complaint.
On September 23, 2014, Financial Guaranty Insurance Company (“FGIC”) filed a complaint against the Firm in the Supreme Court of NY styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. relating to the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and warranties and that defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees, interest and costs. On January 23, 2017, the court denied the Firm’s motion to dismiss the complaint. On September 13, 2018, the First Department affirmed in part and reversed in part the lower court’s order denying the Firm’s motion to dismiss the complaint. On December 20, 2018, the First Department denied plaintiff’s motion for leave to appeal to the Court of Appeals or, in the alternative, for re-argument. On July 30, 2021, the Firm filed a motion for summary judgment. On February 4, 2022, the parties entered into a confidential settlement agreement, which is conditioned on consummation of the Firm’s agreement to settle Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc.
On January 23, 2015, Deutsche Bank National Trust Company, in its capacity as trustee, filed a complaint against the Firm styled Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage

December 2021 Form 10-K	146

Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.05 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential, rescissory, equitable and punitive damages, attorneys’ fees, costs and other related expenses, and interest. On December 11, 2015, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On October 19, 2018, the court granted the Firm’s motion for leave to amend its answer and to stay the case pending resolution of Deutsche Bank National Trust Company’s appeal to the Court of Appeals in another case, styled Deutsche Bank National Trust Company v. Barclays Bank PLC, regarding the applicable statute of limitations. On January 17, 2019, the First Department reversed the trial court’s order to the extent that it had granted in part the Firm’s motion to dismiss the complaint. On June 4, 2019, the First Department granted the Firm’s motion for leave to appeal its January 17, 2019 decision to the Court of Appeals. On March 19, 2020, the Firm filed a motion for partial summary judgment. On December 22, 2020, the Court of Appeals reversed the First Department and reinstated the trial court’s order to the extent it had granted in part the Firm’s motion to dismiss the complaint. On February 4, 2022, the parties entered into an agreement to settle the litigation, which is conditioned on approval by either certificateholders in a consent solicitation or a court in a trust instructional proceeding.
Antitrust Related Matters
The Firm and other financial institutions are responding to a number of governmental investigations and civil litigation matters related to allegations of anticompetitive conduct in various aspects of the financial services industry, including the matters described below.
Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of two swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. A decision on plaintiffs' motion for class certification is pending.
In August of 2017, the Firm was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. A decision on plaintiffs' motion for class certification is pending.
Qui Tam Matters
The Firm and other financial institutions are defending against qui tam litigations brought under various state false claims statutes, including the matter described below. Such matters may involve the same types of claims pursued in multiple jurisdictions and may include claims for treble damages.
On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Firm and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Firm mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6.946 billion. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Firm moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Firm’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Firm underwrote between 2008 and 2011, having a total par amount of $3.856 billion.
Block Trading Matter

Beginning in June of 2019, the Firm has been responding to requests for information from the U.S. Securities and Exchange Commission in connection with an investigation of various aspects of the Firm’s block trading business.

147	December 2021 Form 10-K

Beginning in August of 2021, the Firm has been responding to requests for information from the U.S. Attorney’s Office for the SDNY in connection with its investigation of the same subject matter. The Firm is cooperating with these investigations.
European Matters

In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts the prior set-off by the Firm of approximately €124 million (approximately $141 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2012. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and to keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority's appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On June 22, 2020, the Firm filed an appeal against the decision of the Court of Appeal in Amsterdam before the Dutch High Court. On January 29, 2021, the Advocate General of the Dutch High Court issued an advisory opinion on the Firm’s appeal, which rejected the Firm’s principal grounds of appeal. On February 11, 2021, the Firm and the Dutch Authority each responded to this opinion. On June 22, 2021, Dutch criminal authorities sought various documents in connection with an investigation of the Firm related to the civil claims asserted by the Dutch Authority concerning the accuracy of the Firm subsidiary’s tax returns and the maintenance of its books and records for 2007 to 2012.
On October 5, 2017, various institutional investors filed a claim against the Firm and another bank in a matter now styled Case number B-803-18 (previously BS 99-6998/2017), in the City Court of Copenhagen, Denmark concerning their roles as underwriters of the initial public offering (“IPO”) in March 2014 of the Danish company OW Bunker A/S. The claim seeks damages of approximately DKK 529 million (approximately $87 million) plus interest in respect of alleged losses arising from investing in shares in OW Bunker, which entered into bankruptcy in November 2014. Separately, on November 29, 2017, another group of institutional investors joined the Firm and another bank as defendants to pending proceedings in the High Court of Eastern Denmark against various other parties involved in the IPO in a matter styled Case number B-2073-16. The claim brought against the Firm and the other bank has been given its own Case number B-2564-17. The investors claim damages of approximately DKK 767 million (approximately $126 million) plus interest from the Firm and the other bank on a joint and several basis with the Defendants to these proceedings. Both claims are based on alleged prospectus liability; the second claim also alleges professional liability of banks acting as financial intermediaries. On June 8, 2018, the City Court of Copenhagen, Denmark ordered that the matters now styled Case number B-803-18, Case number B-2073-16, and Case number B-2564-17 be heard together before the High Court of Eastern Denmark. On June 29, 2018, the Firm filed its defense to the matter now styled Case number B-2564-17. On February 4, 2019, the Firm filed its defense to the matter now styled Case number B-803-18.
Mine Safety Disclosures
Not applicable.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Morgan Stanley’s common stock trades under the symbol “MS” on the New York Stock Exchange. As of January 31, 2022, the Firm had 50,502 holders of record; however, the Firm believes the number of beneficial owners of the Firm’s common stock exceeds this number.
The table below sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the fourth quarter of the year ended December 31, 2021.
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Shares Purchased as Part of Share Repurchase Program[2,3]	Dollar Value of Remaining Authorized Repurchase
October	5,429,074	$101.85	5,390,586	$7,894
November	12,082,824	$100.19	12,067,997	$6,685
December	11,013,200	$98.34	10,927,639	$5,610
Three Months Ended December 31, 2021	28,525,098	$99.79	28,386,222
1.Includes 138,876 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended December 31, 2021.
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
On June 28, 2021, the Firm announced that its Board of Directors authorized the repurchase of up to $12 billion of outstanding common stock from July 1, 2021 through June 30, 2022, from time to time as conditions warrant, which supersedes the previous common stock repurchase authorization. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer.”

December 2021 Form 10-K	148

Stock Performance Graph
The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of the Firm’s common stock, the S&P 500 Stock Index and the S&P 500 Financials Sector Index for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2016 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Firm’s common stock.
Cumulative Total Return
December 31, 2016 – December 31, 2021

	At December 31,
	2016	2017	2018	2019	2020	2021
Morgan Stanley	$100.00	$126.62	$97.79	$129.73	$179.10	$262.57
S&P 500 Stock Index	100.00	121.82	116.47	152.82	180.93	232.81
S&P 500 Financials Sector Index	100.00	121.14	105.34	139.15	136.71	184.37
Directors, Executive Officers and Corporate Governance
Information relating to the Firm’s directors and nominees in the Firm’s definitive proxy statement for its 2022 annual meeting of shareholders (“Morgan Stanley’s proxy statement”) is incorporated by reference herein.
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

	At December 31, 2021
	(a)	(b)	(c)
plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	72,542,158	$—	148,865,107	[2]
Equity compensation plans not approved by security holders	—	—	—
Total	72,542,158	$—	148,865,107
1.Includes outstanding restricted stock unit and performance stock unit awards. The number of outstanding performance stock unit awards is based on the target number of units granted to senior executives.
2.Includes the following:
(a)39,182,870 shares available under the Employee Stock Purchase Plan (“ESPP”). Pursuant to this plan, which is qualified under Section 423 of the Internal Revenue Code, eligible employees are permitted to purchase shares of common stock at a discount to market price through regular payroll deduction. The Compensation, Management Development and Succession Committee of the Board (“CMDS Committee”) approved the discontinuation of the ESPP, effective June 1, 2009, such that no further contributions to the plan would be permitted following such date, until such time as the CMDS Committee determined to recommence contributions under the plan. Effective February 1, 2022, the CMDS Committee approved the recommencement of contributions under the ESPP to begin as soon as administratively practicable thereafter.
(b)93,602,123 shares available under the Equity Incentive Compensation Plan. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), performance-based units, other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the CMDS Committee.
(c)14,869,924 shares available under the Employee Equity Accumulation Plan, which includes 733,757 shares available for awards of restricted stock and restricted stock units. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the CMDS Committee.
(d)355,243 shares available under the Tax Deferred Equity Participation Plan. Awards consist of restricted stock units, which are settled by the delivery of shares of common stock.
(e)854,947 shares available under the Directors’ Equity Capital Accumulation Plan. This plan provides for periodic awards of shares of common stock and stock units to non-employee directors and also allows non-employee directors to defer the cash fees they earn for services as a director in the form of stock units.
Other information relating to security ownership of certain beneficial owners and management is set forth under the caption “Ownership of Our Common Stock” in Morgan Stanley’s proxy statement and such information is incorporated by reference herein.

149	December 2021 Form 10-K

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
4.2
Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4e to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289) as amended by Fourth Supplemental Senior Indenture dated as of October 8, 2007 (Exhibit 4.3 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).

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

4.4*	Eleventh Supplemental Senior Indenture dated as of March 24, 2021 between Morgan Stanley and The Bank of New York Mellon, as trustee (supplemental to Senior Indenture dated November 1, 2004).
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

December 2021 Form 10-K	150

Exhibit No.	Description
4.8
Deposit Agreement dated as of July 6, 2006 among Morgan Stanley, JPMorgan Chase Bank, N.A. and the holders from time to time of the depositary receipts described therein (Exhibit 4.3 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended May 31, 2006).

4.9
Form of Deposit Agreement among Morgan Stanley, JPMorgan Chase Bank, N.A. and the holders from time to time of the depositary receipts representing interests in the Series A Preferred Stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated July 5, 2006).

4.10	Depositary Receipt for Depositary Shares, representing Floating Rate Non-Cumulative Preferred Stock, Series A (included in Exhibit 4.9 hereto).
4.11
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series E Preferred Stock described therein (Exhibit 2.6 to Morgan Stanley’s Registration Statement on Form 8-A dated September 27, 2013).

4.12	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E (included in Exhibit 4.11 hereto).
4.13
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series F Preferred stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated December 9, 2013).

4.14	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F (included in Exhibit 4.13 hereto).
4.15
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series I Preferred stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated September 17, 2014).

4.16	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I (included in Exhibit 4.15 hereto).
4.17
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series K Preferred Stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated January 30, 2017).

4.18	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K (included in Exhibit 4.17 hereto).

Exhibit No.	Description
4.19
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series L Preferred Stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated November 22, 2019).

4.20	Depositary Receipt for Depositary Shares, representing 4.875% Non-Cumulative Preferred Stock, Series L (included in Exhibit 4.19 hereto).
4.21
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series N Preferred Stock described therein (Exhibit 4.5 to Morgan Stanley’s current report on Form 8-K dated October 2, 2020).

4.22	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series N (included in Exhibit 4.21 hereto).
4.23
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series O Preferred Stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated October 22, 2021).

4.24	Depositary Receipt for Depositary Shares, representing 4.250% Non-Cumulative Preferred Stock, Series O (included in Exhibit 4.23 hereto).
10.1
Amended and Restated Trust Agreement dated as of January 1, 2018 by and between Morgan Stanley and State Street Bank and Trust Company (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2018).

10.2
Amended and Restated Investor Agreement dated as of June 30, 2011 by and between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc. (Exhibit 10.1 to Morgan Stanley’s current report on Form 8-K dated June 30, 2011), as amended by Third Amendment, dated October 3, 2013 (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended September 30, 2013), Fourth Amendment, dated April 6, 2016 (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2016), Fifth Amendment, dated October 4, 2018 (Exhibit 10.3 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2020), and Sixth Amendment, dated April 13, 2021 (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended June 30, 2021).

151	December 2021 Form 10-K

Exhibit No.	Description
10.3†
Morgan Stanley 401(k) Plan, amended and restated as of January 1, 2013 (Exhibit 10.6 to Morgan Stanley annual report on Form 10-K for the year ended December 31, 2012), as amended by Amendment (Exhibit 10.5 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2013), Amendment (Exhibit 10.6 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2013), Amendment (Exhibit 10.5 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2014), Amendment (Exhibit 10.5 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2015), Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2016), Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2017), Amendment (Exhibit 10.5 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2017), Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2018), Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2019) and Amendment (Exhibit 10.6 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2020).

10.4†*	Amendment to Morgan Stanley 401(k) Plan, dated December 1, 2021
10.5†	Tax Deferred Equity Participation Plan as amended and restated as of November 26, 2007 (Exhibit 10.9 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).
10.6†	Directors’ Equity Capital Accumulation Plan as amended and restated as of November 1, 2018 (Exhibit 10.6 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended December 31, 2018).
10.7†	Employees’ Equity Accumulation Plan as amended and restated as of November 26, 2007 (Exhibit 10.12 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).
10.8†	Employee Stock Purchase Plan as amended and restated as of February 1, 2009 (Exhibit 10.20 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2008).

Exhibit No.	Description
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

10.10†	Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program 2 (Exhibit 10.12 to MSG’s annual report for the fiscal year ended November 30, 1996).
10.11†	Morgan Stanley UK Share Ownership Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 333-146954)).
10.12†
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

10.14†
Agreement between Morgan Stanley and James P. Gorman, dated August 16, 2005, and amendment dated December 17, 2008 (Exhibit 10.2 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2010), as amended by Amendment (Exhibit 10.25 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2013).

10.15†	Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s current report on Form 8-K dated November 22, 2005).
10.16†	Equity Incentive Compensation Plan, as amended and restated as of December 14, 2020 (Exhibit 10.19 to Morgan Stanley's annual report on Form 10-K for the year ended December 31, 2020).
10.17†	Morgan Stanley Compensation Incentive Plan, as amended and restated as of December 14, 2020 (Exhibit 10.24 to Morgan Stanley's annual report on Form 10-K for the year ended December 31, 2020).
10.18†
Morgan Stanley Schedule of Non-Employee Directors Annual Compensation, effective as of November 1, 2018 (Exhibit 10.24 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended December 31, 2018).

10.19†	Description of Operating Committee Medical Coverage (Exhibit 10.2 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

December 2021 Form 10-K	152

Exhibit No.	Description
10.20†	Form of Award Certificate for Discretionary Retention Awards of Stock Units. (Exhibit 10.33 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2017).
10.21†
Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan. (Exhibit 10.34 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2017).

10.22†	Form of Award Certificate for Long-Term Incentive Program Awards (Exhibit 10.31 to Morgan Stanley's annual report on Form 10-K for the year ended December 31, 2020).
10.23†	Form of Aircraft Time-Sharing Agreement (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended September 30, 2020).
21*	Subsidiaries of Morgan Stanley.
22*	Guarantor and Subsidiary Issuer of Registered Guaranteed Securities.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Shearman & Sterling LLP, as Special Tax Counsel for Certain Structured Product Issuances.
24	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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
Form 10-K Summary
None.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2022.

MORGAN STANLEY (REGISTRANT)
By:	/s/ JAMES P. GORMAN
(James P. Gorman)
Chairman of the Board and Chief Executive Officer
POWER OF ATTORNEY
We, the undersigned, hereby severally constitute Sharon Yeshaya, Eric F. Grossman and Martin M. Cohen, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the annual report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said annual report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February, 2022.

Signature	Title

/s/ JAMES P. GORMAN	Chairman of the Board and Chief Executive Officer
(James P. Gorman)	(Principal Executive Officer)

/s/ SHARON YESHAYA	Executive Vice President and Chief Financial Officer
(Sharon Yeshaya)	(Principal Financial Officer)

/s/ RAJA J. AKRAM	Deputy Chief Financial Officer
(Raja J. Akram)	(Chief Accounting Officer and Controller)

/s/ ELIZABETH CORLEY	Director
(Elizabeth Corley)

/s/ ALISTAIR DARLING	Director
(Alistair Darling)

153	December 2021 Form 10-K

Signature	Title
/s/ THOMAS H. GLOCER	Director
(Thomas H. Glocer)

/s/ ROBERT H. HERZ	Director
(Robert H. Herz)

/s/ NOBUYUKI HIRANO	Director
(Nobuyuki Hirano)

/s/ ERIKA H. JAMES	Director
(Erika H. James)

/s/ HIRONORI KAMEZAWA	Director
(Hironori Kamezawa)

/s/ SHELLEY B. LEIBOWITZ	Director
(Shelley B. Leibowitz)

/s/ STEPHEN J. LUCZO	Director
(Stephen J. Luczo)

/s/ JAMI MISCIK	Director
(Jami Miscik)

/s/ DENNIS M. NALLY	Director
(Dennis M. Nally)

/s/ MARY L. SCHAPIRO	Director
(Mary L. Schapiro)

/s/ PERRY M. TRAQUINA	Director
(Perry M. Traquina)

/s/ RAYFORD WILKINS, JR.	Director
(Rayford Wilkins, Jr.)

December 2021 Form 10-K	154