Form 10-Q
period 2022-03-31
MORGAN STANLEY
filed 2022-05-04
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of April 29, 2022, there were 1,749,284,059 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2022

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
Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley,” “Firm,” “us,” “we” or “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. Disclosures reflect the effects of the acquisition of Eaton Vance Corp. (“Eaton Vance”) prospectively from the March 1, 2021 acquisition date. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-Q.
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
The results of operations in the past have been, and in the future may continue to be, materially affected by: competition; risk factors; legislative, legal and regulatory developments; and other factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements,” “Business—Competition,” “Business—Supervision and Regulation,” and “Risk Factors” in the 2021 Form 10-K .

March 2022 Form 10-Q	1

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended March 31, 2022
•The Firm delivered quarterly net revenues of $14.8 billion on continued strong performance and contributions across our businesses.
•The Firm delivered an ROTCE of 19.8% in a volatile and uncertain market environment.
•The Firm maintained expense discipline and delivered an efficiency ratio of 69% while continuing to invest in our businesses.
•At March 31, 2022, our standardized Common Equity Tier 1 capital ratio was 14.5%.
•Institutional Securities Net revenues of $7.7 billion reflect strong performance in Equity and Fixed income on continued strong client engagement in volatile markets and in Advisory on higher completed M&A transactions.
•Wealth Management delivered a pre-tax margin of 26.5% or 27.8% excluding integration-related expenses (see “Selected Non-GAAP Financial Information” herein). Results reflect higher asset management fees and continued growth in bank lending. The business added net new assets of $142 billion, including an asset acquisition.
•Investment Management results reflect incremental fee-based Asset management revenues and higher average AUM as a result of the acquisition of Eaton Vance.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share1
1.Adjusted Diluted EPS was $2.06 for the current quarter and $2.22 for the prior year quarter (see “Selected Non-GAAP Financial Information” herein for further information).
We reported net revenues of $14.8 billion in the quarter ended March 31, 2022 (“current quarter,” or “1Q 2022”) compared with $15.7 billion in the quarter ended March 31, 2021 (“prior year quarter,” or “1Q 2021”). For the current quarter, net income applicable to Morgan Stanley was $3.7 billion, or $2.02 per diluted common share, compared with $4.1 billion or $2.19 per diluted common share in the prior year quarter.

2	March 2022 Form 10-Q

Management’s Discussion and Analysis
Non-interest Expenses1
($ in millions)

$10,473
$10,156
$3,675
35%
6%
$3,882
38%
$6,798
65%
(8)%
$6,274
62%
1Q 2021
Δ
1Q 2022
Compensation and benefits expenses
Non-compensation expenses

1.The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to the total.
•Compensation and benefits expenses of $6,274 million in the current quarter decreased 8% from the prior year quarter, primarily as a result of lower expenses related to certain deferred compensation plans linked to investment performance and the Firm’s share price and lower discretionary incentive compensation, partially offset by higher salaries and an increase due to the formulaic payout to Wealth Management representatives.
•Non-compensation expenses of $3,882 million in the current quarter increased 6% from the prior year quarter, primarily driven by incremental expenses as a result of the Eaton Vance acquisition, increased investments in technology and higher litigation expenses, partially offset by lower brokerage and clearing costs.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $57 million in the current quarter was primarily due to portfolio growth. The Provision for credit losses on loans and lending commitments in the prior year quarter was a net release of $98 million primarily driven by improvements in the outlook for macroeconomic conditions and the impact of paydowns on Corporate loans, including by lower-rated borrowers.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Income Taxes
The Firm’s effective tax rate of 19.0% is lower than the prior year quarter due to higher benefits related to the conversion of employee share-based awards, which primarily occur in the first quarter of each year.
Business Segment Results
Net Revenues by Segment1
($ in millions)

$15,719
$1,314, 8%
$5,959
38%
$8,577
55%
2%
—%
(11)%
$14,801
$1,335, 9%
$5,935
40%
$7,657
52%
1Q 2021
Δ
1Q 2022
Institutional Securities
Wealth Management
Investment Management

Net Income Applicable to Morgan Stanley by Segment1
($ in millions)

$4,120
$275, 7%
$1,242
30%
$2,601
63%
(26)%
2%
(16)%
$3,666
$203, 5%
$1,272
35%
$2,191
60%
1Q 2021
Δ
1Q 2022
Institutional Securities
Wealth Management
Investment Management

1.The percentages on the bars in the charts represent the contribution of each business segment to the total of the applicable financial category and may not sum to 100% due to intersegment eliminations. See Note 19 to the financial statements for details of intersegment eliminations.
•Institutional Securities net revenues of $7,657 million in the current quarter decreased 11% from the prior year quarter, primarily reflecting lower underwriting revenues, partially offset by higher Advisory and Equity business revenues.
•Wealth Management net revenues of $5,935 million in the current quarter were relatively unchanged from the prior year quarter, reflecting lower Transactional revenues offset by higher Asset management revenues and Net interest.
•Investment Management net revenues of $1,335 million in the current quarter increased 2% from the prior year quarter, primarily due to higher Asset management and related fees due to incremental revenues related to the Eaton Vance acquisition, partially offset by lower Performance-based income and other revenues.

March 2022 Form 10-Q	3

Management’s Discussion and Analysis
Net Revenues by Region1, 2
($ in millions)

$15,719
$14,801
$2,369, 15%
(14)%
$2,026, 14%
$2,159, 14%
7%
$2,311, 15%
$11,191
71%
(6)%
$10,464
71%
1Q 2021
Δ
1Q 2022
Americas
EMEA
Asia

1.The percentages on the bars in the charts represent the contribution of each region to the total.
2.For a discussion of how the geographic breakdown of net revenues is determined, see Note 23 to the financial statements in the 2021 Form 10-K.
Americas net revenues in the current quarter decreased 6% from the prior year quarter, primarily driven by decreases in the Investment banking and Fixed income businesses within the Institutional securities business segment, partially offset by increases within the Investment Management business segment. EMEA net revenues increased 7% from the prior year quarter, primarily driven by increases in the Fixed income and Equity businesses within the Institutional Securities business segment. Asia net revenues decreased 14% from the prior year quarter, primarily driven by the Investment Management business segment.
Selected Financial Information and Other Statistical Data

	Three Months Ended March 31,
$ in millions	2022	2021
Consolidated results
Net revenues	$14,801	$15,719
Earnings applicable to Morgan Stanley common shareholders	$3,542	$3,982
Earnings per diluted common share	$2.02	$2.19
Consolidated financial measures
Expense efficiency ratio[1]	69%	67%
Adjusted expense efficiency ratio[1,2]	68%	66%
ROE[3]	14.7%	16.9%
Adjusted ROE[2,3]	15.0%	17.1%
ROTCE[2,3]	19.8%	21.1%
Adjusted ROTCE[2,3]	20.3%	21.4%
Pre-tax margin[4]	31%	34%
Effective tax rate	19.0%	22.0%
Pre-tax margin by segment[4]
Institutional Securities	36%	39%
Wealth Management	27%	27%
Wealth Management, adjusted[2]	28%	28%
Investment Management	17%	28%
Investment Management, adjusted[2]	19%	29%

in millions, except per share and employee data	At March 31, 2022	At December 31, 2021
Liquidity resources[5]	$323,227	$356,003
Loans[6]	$208,750	$200,761
Total assets	$1,222,233	$1,188,140
Deposits	$360,840	$347,574
Borrowings	$229,817	$233,127
Common shareholders' equity	$95,151	$97,691
Tangible common shareholders’ equity[2]	$70,083	$72,499
Common shares outstanding	1,756	1,772
Book value per common share[7]	$54.18	$55.12
Tangible book value per common share[2,7]	$39.91	$40.91
Worldwide employees (in thousands)	77	75
Client assets[8] (in billions)	$6,247	$6,495
Capital Ratios[9]
Common Equity Tier 1 capital—Standardized	14.5%	16.0%
Tier 1 capital—Standardized	16.0%	17.7%
Common Equity Tier 1 capital—Advanced	15.9%	17.4%
Tier 1 capital—Advanced	17.6%	19.1%
Tier 1 leverage	6.8%	7.1%
SLR	5.5%	5.6%
1.The expense efficiency ratio represents total non-interest expenses as a percentage of net revenues.
2.Represents a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
3.ROE and ROTCE represent annualized earnings applicable to Morgan Stanley common shareholders as a percentage of average common equity and average tangible common equity, respectively.
4.Pre-tax margin represents income before income taxes as a percentage of net revenues.
5.For a discussion of Liquidity resources, see “Liquidity and Capital Resources—Balance Sheet—Liquidity Risk Management Framework—Liquidity Resources” herein.
6.Includes loans held for investment, net of ACL, loans held for sale and also includes loans at fair value, which are included in Trading assets in the balance sheet.
7.Book value per common share and tangible book value per common share equal common shareholders’ equity and tangible common shareholders’ equity, respectively, divided by common shares outstanding.
8.Client assets represents Wealth Management client assets and Investment Management AUM. Certain Wealth Management client assets are invested in Investment Management products and are also included in Investment Management’s AUM.
9.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
Russia and Ukraine War
We are monitoring the war in Ukraine and its impact on both the Ukrainian and Russian economies, as well as related impacts on other world economies and the financial markets. Our direct exposure to both Russia and Ukraine is limited. We are not entering any new business onshore in Russia and our activities in Russia are limited to helping global clients address and close out pre-existing obligations.
Refer to “Risk Factors” and “Forward-Looking Statements” in the 2021 Form 10-K for more information on the potential effects of geopolitical events and acts of war or aggression.
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

4	March 2022 Form 10-Q

Management’s Discussion and Analysis
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended March 31,
$ in millions, except per share data	2022	2021
Earnings applicable to Morgan Stanley common shareholders	$3,542	$3,982
Impact of adjustments:
Wealth Management—Compensation expenses	1	30
Wealth Management—Non-compensation expenses	74	34
Investment Management—Compensation expenses	9	3
Investment Management—Non-compensation expenses	23	8
Integration-related expenses	107	75
Related tax benefit	(25)	(17)
Adjusted earnings applicable to Morgan Stanley common shareholders—non-GAAP[1]	$3,624	$4,040
Earnings per diluted common share	$2.02	$2.19
Impact of adjustments	0.04	0.03
Adjusted earnings per diluted common share—non-GAAP[1]	$2.06	$2.22
Expense efficiency ratio	69%	67%
Impact of adjustments	(1)%	(1)%
Adjusted expense efficiency ratio—non-GAAP[1]	68%	66%
Wealth Management Pre-tax margin	27%	27%
Impact of adjustments	1%	1%
Adjusted Wealth Management pre-tax margin—non-GAAP[1]	28%	28%
Investment Management Pre-tax margin	17%	28%
Impact of adjustments	2%	1%
Adjusted Investment Management pre-tax margin—non-GAAP[1]	19%	29%

$ in millions	At March 31, 2022	At December 31, 2021
Tangible equity
Common shareholders' equity	$95,151	$97,691
Less: Goodwill and net intangible assets	(25,068)	(25,192)
Tangible common shareholders' equity—non-GAAP	$70,083	$72,499

	Average Monthly Balance
	Three Months Ended March 31,
$ in millions	2022	2021
Tangible equity
Common shareholders' equity	$96,667	$94,343
Less: Goodwill and net intangible assets	(25,120)	(18,849)
Tangible common shareholders' equity—non-GAAP	$71,547	$75,494

	Three Months Ended March 31,
$ in billions	2022	2021
Average common equity
Unadjusted—GAAP	$96.7	$94.3
Adjusted[1]—Non-GAAP	96.7	94.4
ROE[2]
Unadjusted—GAAP	14.7%	16.9%
Adjusted[1]—Non-GAAP	15.0%	17.1%
Average tangible common equity—Non-GAAP
Unadjusted	$71.5	$75.5
Adjusted[1]	71.6	75.5
ROTCE[2]—Non-GAAP
Unadjusted	19.8%	21.1%
Adjusted[1]	20.3%	21.4%
Non-GAAP Financial Measures by Business Segment

	Three Months Ended March 31,
$ in billions	2022	2021
Average common equity[3]
Institutional Securities	$48.8	$43.5
Wealth Management	31.0	28.5
Investment Management	10.6	4.4
ROE[4]
Institutional Securities	17%	23%
Wealth Management	16%	17%
Investment Management	8%	25%
Average tangible common equity[3]
Institutional Securities	$48.3	$42.9
Wealth Management	16.3	13.4
Investment Management	0.8	1.2
ROTCE[4]
Institutional Securities	17%	23%
Wealth Management	30%	36%
Investment Management	106%	88%
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
3.Average common equity and average tangible common equity for each business segment is determined using our Required Capital framework (see "Liquidity and Capital Resources—Regulatory Requirements—Attribution of Average Common Equity According to the Required Capital Framework” herein). The sums of the segments’ Average common equity and Average tangible common equity do not equal the Consolidated measures due to Parent equity.
4.The calculation of ROE and ROTCE by segment uses net income applicable to Morgan Stanley by segment less preferred dividends allocated to each segment as a percentage of average common equity and average tangible common equity, respectively, allocated to each segment.
Return on Tangible Common Equity Goal
In January 2022, we established an ROTCE goal of over 20%, excluding integration-related expenses. Our ROTCE goal is a forward-looking statement that was based on a normal market environment and may be materially affected by many factors.

March 2022 Form 10-Q	5

Management’s Discussion and Analysis
See “Risk Factors” and “Forward-Looking Statements” in the 2021 Form 10-K for further information on market and economic conditions and their potential effects on our future operating results.
For further information on non-GAAP measures (ROTCE excluding integration-related expenses), see “Selected Non-GAAP Financial Information” herein.
Business Segments
Substantially all of our operating revenues and operating expenses are directly attributable to our business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures. See Note 19 to the financial statements for segment net revenues by income statement line item and information on intersegment transactions.
For an overview of the components of our business segments, net revenues, compensation expense and income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments” in the 2021 Form 10-K.

6	March 2022 Form 10-Q

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

	Three Months Ended March 31,
$ in millions	2022	2021	% Change
Revenues
Advisory	$944	$480	97%
Equity	258	1,502	(83)%
Fixed income	432	631	(32)%
Total Underwriting	690	2,133	(68)%
Total Investment banking	1,634	2,613	(37)%
Equity	3,174	2,875	10%
Fixed income	2,923	2,966	(1)%
Other	(74)	123	(160)%
Net revenues	$7,657	$8,577	(11)%
Provision for credit losses	44	(93)	147%
Compensation and benefits	2,604	3,114	(16)%
Non-compensation expenses	2,222	2,185	2%
Total non-interest expenses	4,826	5,299	(9)%
Income before provision for income taxes	2,787	3,371	(17)%
Provision for income taxes	535	736	(27)%
Net income	2,252	2,635	(15)%
Net income applicable to noncontrolling interests	61	34	79%
Net income applicable to Morgan Stanley	$2,191	$2,601	(16)%

Investment Banking
Investment Banking Volumes

	Three Months Ended March 31,
$ in billions	2022	2021
Completed mergers and acquisitions[1]	$320	$228
Equity and equity-related offerings[2,3]	8	37
Fixed income offerings[2,4]	81	105
Source: Refinitiv data as of April 1, 2022. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Revenues of $1,634 million in the current quarter decreased 37% compared with the prior year quarter, primarily reflecting a decrease in equity underwriting revenues, partially offset by an increase in advisory revenues.
•Advisory revenues increased primarily due to higher completed transactions.
•Equity underwriting revenues decreased on lower volumes in line with market levels, with lower revenues across all products.
•Fixed income underwriting revenues decreased primarily due to lower bond issuances.
See “Investment Banking Volumes” herein.
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended March 31, 2022
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,251	$132	$87	$4	$1,474
Execution services	924	693	(34)	117	1,700
Total Equity	$2,175	$825	$53	$121	$3,174
Total Fixed Income	$2,258	$97	$508	$60	$2,923

	Three Months Ended March 31, 2021
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$645	$130	$182	$3	$960
Execution services	1,114	800	(62)	63	1,915
Total Equity	$1,759	$930	$120	$66	$2,875
Total Fixed Income	$2,313	$81	$439	$133	$2,966
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $3,174 million in the current quarter increased 10% compared with the prior year quarter, reflecting an increase in financing, partially offset by a decrease in execution services.
•Financing revenues increased primarily due to the absence of a credit event for a single client in the prior year quarter.
•Execution services revenues decreased, primarily due to the impact of market conditions on inventory held to facilitate client activity and lower client activity compared to the prior year quarter, partially offset by the absence of trading losses related to the aforementioned credit event.
Fixed Income
Net revenues of $2,923 million in the current quarter were relatively unchanged when compared with the prior year quarter, as a decrease in credit products was offset by an increase in commodities and global macro products.
•Global macro products revenues increased primarily in foreign exchange products due to the impact of market conditions on inventory held to facilitate client activity. Client activity levels were elevated consistent with the prior year quarter.
•Credit products revenues decreased primarily due to the impact of market conditions on inventory held to facilitate client activity across products.
•Commodities products and other fixed income revenues increased primarily driven by higher client activity and the impact of market conditions on inventory held to facilitate client activity in Commodities.

March 2022 Form 10-Q	7

Management’s Discussion and Analysis
Other Net Revenues
Other Net revenues in the current quarter decreased compared with the prior year quarter, primarily due to losses compared with gains in the prior year quarter on investments associated with certain employee deferred compensation plans, and higher mark-to-market losses on corporate loans held for sale, net of related hedges in the current quarter.
Provision for Credit Losses
Provision for credit losses on loans and lending commitments of $44 million in the current quarter was primarily driven by portfolio growth. The Provision for credit losses on loans and lending commitments was a net release of $93 million in the prior year quarter, primarily driven by improvements in the outlook for macroeconomic conditions and the impact of paydowns on Corporate loans, including by lower-rated borrowers.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-interest Expenses
Non-interest expenses of $4,826 million in the current quarter decreased 9% compared with the prior year quarter, primarily as a result of lower Compensation and benefits expenses offset by higher Non-compensation expenses.
•Compensation and benefits expenses decreased in the current quarter, primarily due to lower discretionary incentive compensation on lower revenues and lower expenses related to certain deferred compensation plans linked to the Firm’s share price and investment performance, partially offset by higher salaries.
•Non-compensation expenses increased in the current quarter, primarily due to an increase in litigation expenses and investments in technology, partially offset by lower volume-related and other expenses.
Income Tax Items
The effective tax rate of 19.2% is lower than the prior year quarter due to higher benefits related to the conversion of employee share-based awards, which primarily occur in the first quarter of each year.

8	March 2022 Form 10-Q

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended March 31,
$ in millions	2022	2021	% Change
Revenues
Asset management	$3,626	$3,191	14%
Transactional[1]	635	1,228	(48)%
Net interest	1,540	1,385	11%
Other[1]	134	155	(14)%
Net revenues	5,935	5,959	—%
Provision for credit losses	13	(5)	N/M
Compensation and benefits	3,125	3,170	(1)%
Non-compensation expenses	1,224	1,194	3%
Total non-interest expenses	4,349	4,364	—%
Income before provision for income taxes	$1,573	$1,600	(2)%
Provision for income taxes	301	358	(16)%
Net income applicable to Morgan Stanley	$1,272	$1,242	2%

1.Transactional includes Investment banking, Trading, and Commissions and fees revenues. Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At March 31, 2022	At December 31, 2021
Total client assets	$4,800	$4,930
U.S. Bank Subsidiary loans	$137	$129
Margin and other lending[1]	$29	$31
Deposits[2]	$352	$346
Annualized weighted average cost of deposits	0.09%	0.10%

	Three Months Ended March 31,
	2022	2021
Net new assets[3]	$142.0	$104.9
1.Margin and other lending represents margin lending arrangements, which allow customers to borrow against the value of qualifying securities and other lending which includes non‐purpose securities-based lending on non‐bank entities.
2.Deposits are sourced from Wealth Management clients and other sources of funding on the U.S. Bank Subsidiaries. Deposits include sweep deposit programs, savings and other, and time deposits. Excludes approximately $8 billion and $9 billion of off-balance sheet deposits as of March 31, 2022 and December 31, 2021, respectively.
3.Net new assets represent client inflows, including dividends and interest, and asset acquisitions, less client outflows, and exclude activity from business combinations/divestitures and the impact of fees and commissions.
Advisor-led Channel

$ in billions	At March 31, 2022	At December 31, 2021
Advisor-led client assets[1]	$3,835	$3,886
Fee-based client assets[2]	$1,873	$1,839
Fee-based client assets as a percentage of advisor-led client assets	49%	47%

	Three Months Ended March 31,
	2022	2021
Fee-based asset flows[3]	$97.2	$37.2
1.Advisor-led client assets represent client assets in accounts that have a Wealth Management representative assigned.
2.Fee‐based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
3.Fee-based asset flows include net new fee-based assets (including asset acquisitions), net account transfers, dividends, interest and client fees, and exclude institutional cash management related activity. For a description of the Inflows and Outflows included in Fee-based asset flows, see Fee-based client assets in the 2021 Form 10-K.
Self-directed Channel

$ in billions	At March 31, 2022	At December 31, 2021
Self-directed assets[1]	$965	$1,044
Self-directed households (in millions)[2]	7.6	7.4

	Three Months Ended March 31,
	2022	2021
Daily average revenue trades (“DARTs”) (in thousands)[3]	1,016	1,619
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

$ in billions	At March 31, 2022	At December 31, 2021
Stock plan unvested assets[2]	$454	$509
Stock plan participants (in millions)[3]	5.8	5.6
1.The workplace channel includes equity compensation solutions for companies, their executives and employees.
2.Stock plan unvested assets represent the market value of public company securities at the end of the period.
3.Stock plan participants represent total accounts with vested and/or unvested stock plan assets in the workplace channel. Individuals with accounts in multiple plans are counted as participants in each plan.
Net Revenues
Asset Management
Asset management revenues of $3,626 million in the current quarter increased 14% compared with the prior year quarter, primarily due to higher fee-based asset levels in the current quarter as a result of positive fee-based flows and market appreciation since the prior year quarter.
See “Fee-Based Client Assets—Rollforwards” herein.
Transactional Revenues
Transactional revenues of $635 million in the current quarter decreased 48% compared with the prior year quarter, primarily due to losses on investments associated with certain employee deferred compensation plans, lower client activity in equities, and lower revenues from closed-end fund issuances.
Net Interest
Net interest of $1,540 million in the current quarter increased 11% compared with the prior year quarter, primarily due to growth in bank lending and net effect of higher interest rates.
Non-interest Expenses
Non-interest expenses of $4,349 million in the current quarter were relatively unchanged from the prior year quarter.
•Compensation and benefits expenses decreased in the current quarter primarily due to lower expenses related to

March 2022 Form 10-Q	9

Management’s Discussion and Analysis
certain deferred compensation plans linked to investment performance, partially offset by an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues, as well as higher salaries.
•Non-compensation expenses increased in the current quarter primarily due to higher professional services expenses and investments in technology, partially offset by lower brokerage and clearing costs.
Fee-Based Client Assets Rollforwards

$ in billions	At December 31, 2021	Inflows[1]	Outflows	Market Impact	At March 31, 2022
Separately managed[2]	$479	$87	$(8)	$7	$565
Unified managed	467	25	(14)	(31)	447
Advisor	211	9	(11)	(10)	199
Portfolio manager	636	30	(21)	(30)	615
Subtotal	$1,793	$151	$(54)	$(64)	$1,826
Cash management	46	9	(8)	—	47
Total fee-based client assets	$1,839	$160	$(62)	$(64)	$1,873

$ in billions	At December 31, 2020	Inflows	Outflows	Market Impact	At March 31, 2021
Separately managed[2]	$359	$13	$(7)	$20	$385
Unified managed	379	27	(14)	13	405
Advisor	177	12	(9)	8	188
Portfolio manager	509	33	(18)	25	549
Subtotal	$1,424	$85	$(48)	$66	$1,527
Cash management	48	8	(9)	—	47
Total fee-based client assets	$1,472	$93	$(57)	$66	$1,574
1.Includes $75 billion of fee-based assets acquired in an asset acquisition in the current quarter reflected in Separately managed.
2.Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.
Average Fee Rates1

	Three Months Ended March 31,
Fee rate in bps	2022	2021
Separately managed	13	14
Unified managed	94	97
Advisor	81	81
Portfolio manager	92	93
Subtotal	68	73
Cash management	6	5
Total fee-based client assets	67	71
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
For a description of fee-based client assets and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2021 Form 10-K.

10	March 2022 Form 10-Q

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended March 31,
$ in millions	2022	2021	% Change
Revenues
Asset management and related fees	$1,388	$1,103	26%
Performance-based income and other[1]	(53)	211	(125)%
Net revenues	1,335	1,314	2%
Compensation and benefits	545	514	6%
Non-compensation expenses	562	430	31%
Total non-interest expenses	1,107	944	17%
Income before provision for income taxes	228	370	(38)%
Provision for income taxes	37	81	(54)%
Net income	191	289	(34)%
Net income (loss) applicable to noncontrolling interests	(12)	14	(186)%
Net income applicable to Morgan Stanley	$203	$275	(26)%
1.Includes Investments, Trading, Commissions and fees, Net interest, and Other revenues.
Acquisition of Eaton Vance
The comparisons of current year results to prior periods are impacted by the acquisition of Eaton Vance on March 1, 2021. For additional information on the acquisition of Eaton Vance, see Note 3 to the financial statements in the Form 2021 10-K.
Net Revenues
Asset Management and Related Fees
Asset management and related fees of $1,388 million in the current quarter increased 26% from the prior year quarter, primarily due to incremental revenues and higher average AUM as a result of the Eaton Vance acquisition.
See “Assets under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues was a loss of $53 million, a 125% decrease from the prior year quarter, primarily due to lower carried interest and mark downs on investments, including the reversal of accrued carried interest and investment losses in an Asia private equity fund compared with gains in the prior year quarter, and the reversal of accrued carried interest in an international real estate fund. Also contributing to the decrease were losses on investments associated with certain employee deferred compensation plans.
Non-interest Expenses
Non-interest expenses of $1,107 million in the current quarter increased 17% from the prior year quarter as a result of higher Non-compensation expenses and higher Compensation and benefits.
•Compensation and benefits expenses increased in the current quarter primarily due to incremental compensation as a result of the Eaton Vance acquisition, partially offset by lower expenses related to certain deferred compensation plans linked to investment performance and lower compensation associated with carried interest.
•Non-compensation expenses increased in the current quarter primarily due to incremental expenses as a result of the Eaton Vance acquisition.
Assets under Management or Supervision

Rollforwards

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2021	$395	$207	$466	$1,068	$497	$1,565
Inflows	19	19	27	65	494	559
Outflows	(26)	(22)	(29)	(77)	(523)	(600)
Market Impact	(48)	(7)	(14)	(69)	(2)	(71)
Other	(3)	(2)	(1)	(6)	—	(6)
March 31, 2022	$337	$195	$449	$981	$466	$1,447

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2020	$242	$98	$153	$493	$288	$781
Inflows	31	13	15	59	459	518
Outflows	(23)	(9)	(10)	(42)	(433)	(475)
Market Impact	4	(2)	10	12	—	12
Acquired[1]	119	103	251	473	116	589
Other	(2)	(2)	(1)	(5)	(1)	(6)
March 31, 2021	$371	$201	$418	$990	$429	$1,419
1.Related to the Eaton Vance acquisition.

March 2022 Form 10-Q	11

Management’s Discussion and Analysis
Average AUM

	Three Months Ended March 31,
$ in billions	2022	2021
Equity	$355	$288
Fixed income	201	131
Alternatives and Solutions	454	242
Long-term AUM subtotal	1,010	661
Liquidity and Overlay Services	476	339
Total AUM	$1,486	$1,000
Average Fee Rates1

	Three Months Ended March 31,
Fee rate in bps	2022	2021
Equity	70	77
Fixed income	36	33
Alternatives and Solutions	35	45
Long-term AUM	48	57
Liquidity and Overlay Services	7	8
Total AUM	35	40
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
For a description of the asset classes and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in the 2021 Form 10-K.

12	March 2022 Form 10-Q

Management’s Discussion and Analysis
Supplemental Financial Information
U.S. Bank Subsidiaries
Our U.S. bank subsidiaries, Morgan Stanley Bank N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”), accept deposits, provide loans to a variety of customers, including large corporate and institutional clients as well as high to ultra-high net worth individuals, and invest in securities. Lending activity in the U.S. Bank Subsidiaries from the Institutional Securities business segment primarily includes Secured lending facilities and Commercial real estate loans. Lending activity in the U.S. Bank Subsidiaries from the Wealth Management business segment primarily includes Securities-based lending, which allows clients to borrow money against the value of qualifying securities, and Residential real estate loans.
For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk.” For a further discussion about loans and lending commitments, see Notes 9 and 13 to the financial statements.
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At March 31, 2022	At December 31, 2021
Investment securities portfolio:
Investment securities—AFS	$69.3	$81.6
Investment securities—HTM	60.6	61.7
Total investment securities	$129.9	$143.3
Wealth Management Loans[2]
Residential real estate	$47.2	$44.2
Securities-based lending and Other[3]	89.5	85.0
Total, net of ACL	$136.7	$129.2
Institutional Securities Loans[2]
Corporate	$7.0	$6.5
Secured lending facilities	32.6	33.1
Commercial and Residential real estate	11.7	10.4
Securities-based lending and Other	6.8	6.3
Total, net of ACL	$58.1	$56.3
Total Assets	$390.0	$386.1
Deposits[4]	$352.1	$346.2
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

Accounting Development Updates
The Financial Accounting Standards Board has issued certain accounting updates that apply to us. Accounting updates not listed below were assessed and either determined to be not applicable or to not have a material impact on our financial condition or results of operations upon adoption.

The following accounting updates are currently being evaluated, however, we do not expect a material impact on our financial condition or results of operations upon adoption:
•Financial Instruments—Credit Losses. This accounting update eliminates the accounting guidance for Troubled Debt Restructurings (“TDRs”) and requires new disclosures regarding certain modifications of financing receivables (i.e., principal forgiveness, interest rate reductions, other-than-insignificant payment delays and term extensions) to borrowers experiencing financial difficulty. The update also requires disclosure of current period gross charge-offs by year of origination for financing receivables measured at amortized cost. The ASU is effective January 1, 2023 with early adoption permitted.
•Derivatives and Hedging. The accounting update allows entities to designate fair value hedging relationships to multiple layers in a closed portfolio of prepayable and non-prepayable financial assets. It also provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method. As of the adoption date, entities are permitted to reclassify HTM debt securities to AFS if the securities will be included in a closed portfolio that are designated in a portfolio layer method hedge. The ASU is effective January 1, 2023 with early adoption permitted.
Critical Accounting Policies
Our financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions (see Note 1 to the financial statements). We believe that of our significant accounting policies (see Note 2 to the financial statements in the 2021 Form 10-K and Note 2 to the financial statements), the fair value, goodwill and intangible assets, legal and regulatory contingencies and income taxes policies involve a higher degree of judgment and complexity. For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2021 Form 10-K.
Liquidity and Capital Resources
Our liquidity and capital policies are established and maintained by senior management, with oversight by the Asset/Liability Management Committee and the Board of Directors (“Board”). Through various risk and control committees, senior management reviews business

March 2022 Form 10-Q	13

Management’s Discussion and Analysis
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
Total Assets by Business Segment

	At March 31, 2022
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$98,944	$36,603	$539	$136,086
Trading assets at fair value	290,709	1,598	4,574	296,881
Investment securities	43,300	127,493	—	170,793
Securities purchased under agreements to resell	112,144	15,623	—	127,767
Securities borrowed	149,957	1,038	—	150,995
Customer and other receivables	57,315	36,186	1,303	94,804
Loans[1]	59,542	136,713	5	196,260
Other assets[2]	14,331	23,247	11,069	48,647
Total assets	$826,242	$378,501	$17,490	$1,222,233

	At December 31, 2021
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$91,251	$36,003	$471	$127,725
Trading assets at fair value	288,405	1,921	4,543	294,869
Investment securities	41,407	141,591	—	182,998
Securities purchased under agreements to resell	112,267	7,732	—	119,999
Securities borrowed	128,154	1,559	—	129,713
Customer and other receivables	57,009	37,643	1,366	96,018
Loans[1]	58,822	129,307	5	188,134
Other assets[2]	14,820	22,682	11,182	48,684
Total assets	$792,135	$378,438	$17,567	$1,188,140
1.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheet (see Note 9 to the financial statements).
2.Other assets primarily includes Goodwill and Intangible assets, premises, equipment and software, ROU assets related to leases, other investments, and deferred tax assets.
A substantial portion of total assets consists of liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from market-making, financing and prime brokerage activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio, comprising Investment securities, Cash and cash equivalents and Securities purchased under agreements to resell. Total assets of $1,222 billion at March 31, 2022 were relatively unchanged from $1,188 billion at December 31, 2021.
Liquidity Risk Management Framework
The core components of our Liquidity Risk Management Framework are the Required Liquidity Framework, Liquidity Stress Tests and Liquidity Resources, which support our target liquidity profile. For a further discussion about the Firm’s Required Liquidity Framework and Liquidity Stress Tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework” in the 2021 Form 10-K.
At March 31, 2022 and December 31, 2021, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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

14	March 2022 Form 10-Q

Management’s Discussion and Analysis
The amount of Liquidity Resources we hold is based on our risk appetite and is calibrated to meet various internal and regulatory requirements as well as fund prospective business activities. The Liquidity Resources are primarily held within the Parent Company and its major operating subsidiaries. The Total HQLA values in the tables immediately following are different from Eligible HQLA, which, in accordance with the LCR rule, also takes into account certain regulatory weightings and other operational considerations.
Liquidity Resources by Type of Investment

$ in millions	At March 31, 2022	At December 31, 2021
Cash deposits with central banks	$78,160	$70,147
Unencumbered HQLA Securities[1]:
U.S. government obligations	122,646	154,879
U.S. agency and agency mortgage-backed securities	91,265	110,435
Non-U.S. sovereign obligations[2]	22,522	11,959
Other investment grade securities	648	607
Total HQLA[1]	$315,241	$348,027
Cash deposits with banks (non-HQLA)	7,986	7,976
Total Liquidity Resources	$323,227	$356,003
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered Japanese, U.K., French and German government obligations.
Liquidity Resources by Bank and Non-Bank Legal Entities

	At March 31, 2022	At December 31, 2021	Average Daily Balance Three Months Ended
$ in millions			March 31, 2022
Bank legal entities
U.S.	$160,425	$171,642	$165,108
Non-U.S.	9,480	8,582	8,978
Total Bank legal entities	169,905	180,224	174,086
Non-Bank legal entities
U.S.:
Parent Company	35,496	60,391	44,846
Non-Parent Company	58,073	52,932	59,925
Total U.S.	93,569	113,323	104,771
Non-U.S.	59,753	62,456	59,424
Total Non-Bank legal entities	153,322	175,779	164,195
Total Liquidity Resources	$323,227	$356,003	$338,281
Liquidity Resources may fluctuate from period to period based on the overall size and composition of our balance sheet, the maturity profile of our unsecured debt and estimates of funding needs in a stressed environment, among other factors.
Regulatory Liquidity Framework
Liquidity Coverage Ratio and Net Stable Funding Ratio
We and our U.S. Bank Subsidiaries are required to maintain a minimum LCR and NSFR of 100%. The LCR requires that banking organizations have sufficient Eligible HQLA to cover net cash outflows arising from significant stress over 30 calendar days, thus promoting the short-term resilience of the liquidity risk profile of banking organizations. In determining Eligible HQLA for LCR purposes, weightings (or asset haircuts) are applied to HQLA, and certain HQLA held in subsidiaries is excluded. The NSFR requires large banking organizations to maintain sufficiently stable sources of funding over a one-year time horizon.
As of March 31, 2022, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2022	December 31, 2021
Eligible HQLA[1]
Cash deposits with central banks	$63,336	$54,606
Securities[2]	171,692	183,105
Total Eligible HQLA[1]	$235,028	$237,711
LCR	130%	134%
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
Secured Financing
For a discussion of our secured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Secured Financing” in the 2021 Form 10-K.

March 2022 Form 10-Q	15

Management’s Discussion and Analysis
Collateralized Financing Transactions

$ in millions	At March 31, 2022	At December 31, 2021
Securities purchased under agreements to resell and Securities borrowed	$278,762	$249,712
Securities sold under agreements to repurchase and Securities loaned	$74,290	$74,487
Securities received as collateral[1]	$7,844	$10,504

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2022	December 31, 2021
Securities purchased under agreements to resell and Securities borrowed	$259,971	$236,327
Securities sold under agreements to repurchase and Securities loaned	$72,387	$69,565
1.Included within Trading assets in the balance sheet.
See “Total Assets by Business Segment” herein for additional information on the assets shown in the previous table and Note 2 to the financial statements in the 2021 Form 10-K and Note 8 to the financial statements for additional information on collateralized financing transactions.
In addition to the collateralized financing transactions shown in the previous table, we engage in financing transactions collateralized by customer-owned securities, which are segregated in accordance with regulatory requirements. Receivables under these financing transactions, primarily margin loans, are included in Customer and other receivables in the balance sheet, and payables under these financing transactions, primarily to prime brokerage customers, are included in Customer and other payables in the balance sheet. Our risk exposure on these transactions is mitigated by collateral maintenance policies and the elements of our Liquidity Risk Management Framework.
Unsecured Financing
For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in the 2021 Form 10-K.
Deposits

$ in millions	At March 31, 2022	At December 31, 2021
Savings and demand deposits:
Brokerage sweep deposits[1]	$316,044	$298,352
Savings and other	32,607	34,395
Total Savings and demand deposits	348,651	332,747
Time deposits	12,189	14,827
Total[2]	$360,840	$347,574
1.Amounts represent balances swept from client brokerage accounts.
2.Excludes approximately $8 billion and $9 billion of off-balance sheet deposits at unaffiliated financial institutions as of March 31, 2022 and December 31, 2021, respectively. This client cash held by third parties is not reflected in our balance sheet and is not immediately available for liquidity purposes.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. Total deposits were relatively unchanged in the current quarter.
Borrowings by Remaining Maturity at March 31, 20221

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$4,146	$4,146
Original maturities greater than one year
2022	$7,034	$5,273	$12,307
2023	13,710	7,555	21,265
2024	20,066	8,779	28,845
2025	19,821	7,121	26,942
2026	19,652	5,537	25,189
Thereafter	85,382	25,741	111,123
Total	$165,665	$60,006	$225,671
Total Borrowings	$165,665	$64,152	$229,817
Maturities over next 12 months[2]			$21,328
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $230 billion as of March 31, 2022 were relatively unchanged when compared with $233 billion at December 31, 2021.
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
Credit Ratings
We rely on external sources to finance a significant portion of our daily operations. Our credit ratings are one of the factors in the cost and availability of financing and can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as certain OTC derivative transactions. When determining credit ratings, rating agencies consider both company-specific and industry-wide factors. See also “Risk Factors—Liquidity Risk” in the 2021 Form 10-K.

16	March 2022 Form 10-Q

Management’s Discussion and Analysis
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at April 29, 2022

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A	Positive
Moody’s Investors Service, Inc.	P-1	A1	Stable
Rating and Investment Information, Inc.	a-1	A	Stable
S&P Global Ratings	A-2	BBB+	Positive

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1	A+	Positive
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable
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
Common Stock Repurchases

	Three Months Ended March 31,
in millions, except for per share data	2022	2021
Number of shares	30	28
Average price per share	$95.20	$77.47
Total	$2,872	$2,135
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein and Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	April 14, 2022
Amount per share	$0.70
Date to be paid	May 13, 2022
Shareholders of record as of	April 29, 2022
For additional information on our common stock dividends, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
For additional information on our common stock and information on our preferred stock, see Note 16 to the financial statements.
Off-Balance Sheet Arrangements
We enter into various off-balance sheet arrangements, including through unconsolidated SPEs and lending-related financial instruments (e.g., guarantees and commitments), primarily in connection with the Institutional Securities and Investment Management business segments.
We utilize SPEs primarily in connection with securitization activities. For information on our securitization activities, see Note 16 to the financial statements in the 2021 Form 10-K.
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

March 2022 Form 10-Q	17

Management’s Discussion and Analysis
with such capital requirements. The OCC establishes similar capital requirements and standards for our U.S. Bank Subsidiaries. The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee and also implement certain provisions of the Dodd-Frank Act. For us to remain an FHC, we must remain well-capitalized in accordance with standards established by the Federal Reserve, and our U.S. Bank Subsidiaries must remain well-capitalized in accordance with standards established by the OCC. In addition, many of our regulated subsidiaries are subject to regulatory capital requirements, including regulated subsidiaries provisionally registered as swap dealers with the CFTC or conditionally registered as security-based swap dealers with the SEC or registered as broker-dealers or futures commission merchants. For additional information on regulatory capital requirements for our U.S. Bank Subsidiaries, as well as our subsidiaries that are Swap Entities, see Note 15 to the financial statements.
Regulatory Capital Requirements
We are required to maintain minimum risk-based and leverage-based capital and TLAC ratios. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Capital Requirements” in the 2021 Form 10-K. For additional information on TLAC, see “Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” herein.
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

	At March 31, 2022 and December 31, 2021
	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	2.5%
SCB[1]	5.7%	N/A
G-SIB capital surcharge[2]	3.0%	3.0%
CCyB[3]	0%	0%
Capital buffer requirement	8.7%	5.5%
1.For additional information on the SCB, see “Capital Plans, Stress Tests and the Stress Capital Buffer” herein and in the 2021 Form 10-K.
2.For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in the 2021 Form 10-K.
3.The CCyB can be set up to 2.5%, but is currently set by the Federal Reserve at zero.
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

	Regulatory Minimum	At March 31, 2022 and December 31, 2021
		Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.2%	10.0%
Tier 1 capital ratio	6.0%	14.7%	11.5%
Total capital ratio	8.0%	16.7%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Our risk-based capital ratios are computed under each of (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At March 31, 2022 and December 31, 2021, the differences between the actual and required ratios were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced SLR capital buffer of at least 2%.
CECL Deferral. As of December 31, 2021, our risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure were calculated excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period that began on January 1, 2020. In 2022 the deferral impacts began to phase in at 25% per year and will become fully phased-in beginning in 2025.
Regulatory Capital Ratios

$ in millions	Required Ratio[1]	At March 31, 2022	At December 31, 2021
Risk-based capital— Standardized
Common Equity Tier 1 capital		$72,477	$75,742
Tier 1 capital		80,121	83,348
Total capital		89,468	93,166
Total RWA		501,429	471,921
Common Equity Tier 1 capital ratio	13.2%	14.5%	16.0%
Tier 1 capital ratio	14.7%	16.0%	17.7%
Total capital ratio	16.7%	17.8%	19.7%

18	March 2022 Form 10-Q

Management’s Discussion and Analysis

$ in millions	Required Ratio[1]	At March 31, 2022	At December 31, 2021
Risk-based capital— Advanced
Common Equity Tier 1 capital		$72,477	$75,742
Tier 1 capital		80,121	83,348
Total capital		89,129	92,927
Total RWA		456,524	435,749
Common Equity Tier 1 capital ratio	10.0%	15.9%	17.4%
Tier 1 capital ratio	11.5%	17.6%	19.1%
Total capital ratio	13.5%	19.5%	21.3%

$ in millions	Required Ratio[1]	At March 31, 2022	At December 31, 2021
Leverage-based capital
Adjusted average assets[2]		$1,184,494	$1,169,939
Tier 1 leverage ratio	4.0%	6.8%	7.1%
Supplementary leverage exposure[3]		$1,466,624	$1,476,962
SLR	5.0%	5.5%	5.6%
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

Regulatory Capital

$ in millions	At March 31, 2022	At December 31, 2021	Change
Common Equity Tier 1 capital
Common stock and surplus	$8,331	$11,361	$(3,030)
Retained earnings	91,907	89,679	2,228
AOCI	(4,902)	(3,102)	(1,800)
Regulatory adjustments and deductions:
Net goodwill	(16,610)	(16,641)	31
Net intangible assets	(6,610)	(6,704)	94
Other adjustments and deductions[1]	361	1,149	(788)
Total Common Equity Tier 1 capital	$72,477	$75,742	$(3,265)
Additional Tier 1 capital
Preferred stock	$7,750	$7,750	$—
Noncontrolling interests	572	562	10
Additional Tier 1 capital	$8,322	$8,312	$10
Deduction for investments in covered funds	(678)	(706)	28
Total Tier 1 capital	$80,121	$83,348	$(3,227)
Standardized Tier 2 capital
Subordinated debt	$8,119	$8,609	$(490)
Eligible ACL	1,329	1,155	174
Other adjustments and deductions	(101)	54	(155)
Total Standardized Tier 2 capital	$9,347	$9,818	$(471)
Total Standardized capital	$89,468	$93,166	$(3,698)
Advanced Tier 2 capital
Subordinated debt	$8,119	$8,609	$(490)
Eligible credit reserves	990	916	74
Other adjustments and deductions	(101)	54	(155)
Total Advanced Tier 2 capital	$9,008	$9,579	$(571)
Total Advanced capital	$89,129	$92,927	$(3,798)
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

March 2022 Form 10-Q	19

Management’s Discussion and Analysis
RWA Rollforward

	Three Months Ended March 31, 2022
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2021	$416,502	$285,247
Change related to the following items:
Derivatives	13,678	12,933
Securities financing transactions	8,826	2,692
Investment securities	(1,586)	(4,303)
Commitments, guarantees and loans	6,926	116
Equity investments	(2,465)	(2,568)
Other credit risk	3,945	4,863
Total change in credit risk RWA	$29,324	$13,733
Balance at March 31, 2022	$445,826	$298,980
Market risk RWA
Balance at December 31, 2021	$55,419	$55,419
Change related to the following items:
Regulatory VaR	277	277
Regulatory stressed VaR	2,564	2,564
Incremental risk charge	(230)	(230)
Comprehensive risk measure	(395)	(527)
Specific risk	(2,032)	(2,032)
Total change in market risk RWA	$184	$52
Balance at March 31, 2022	$55,603	$55,471
Operational risk RWA
Balance at December 31, 2021	N/A	$95,083
Change in operational risk RWA	N/A	6,990
Balance at March 31, 2022	N/A	$102,073
Total RWA	$501,429	$456,524
Regulatory VaR—VaR for regulatory capital requirements
Credit risk RWA increased in the current quarter under both the Standardized and Advanced Approaches due to larger foreign exchange and commodities Derivatives exposure and increased client activity in Securities financing transactions, partially offset by decreases in Investment securities and Equity investments. RWA under the Standardized Approach also increased due to lending growth.
Market risk RWA was relatively unchanged in the current quarter under both the Standardized and Advanced Approaches.
The increase in Operational risk RWA in the current quarter reflects growth in litigation and execution-related losses.
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
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At March 31, 2022	At December 31, 2021
External TLAC[2]			$230,546	$235,681
External TLAC as a % of RWA	18.0%	21.5%	46.0%	49.9%
External TLAC as a % of leverage exposure	7.5%	9.5%	15.7%	16.0%
Eligible LTD[3]			$144,959	$144,659
Eligible LTD as a % of RWA	9.0%	9.0%	28.9%	30.7%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	9.9%	9.8%
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
We are in compliance with all TLAC requirements as of March 31, 2022 and December 31, 2021.
For a further discussion of TLAC and related requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” in the 2021 Form 10-K.
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
Our SCB will remain at 5.7% through September 30, 2022. Together with other features of the regulatory capital framework, this SCB results in an aggregate Standardized Approach Common Equity Tier 1 required ratio of 13.2%.
Our Board of Directors authorized the repurchase of up to $12 billion of outstanding common stock from July 1, 2021 through June 30, 2022, from time to time as conditions warrant.

20	March 2022 Form 10-Q

Management’s Discussion and Analysis
For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” in the 2021 Form 10-K.
For the 2022 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 5, 2022. The Federal Reserve is expected to publish summary results of the CCAR and Dodd-Frank Act supervisory stress tests of each large BHC, including us, by June 30, 2022. We are required to disclose a summary of the results of our company-run stress tests within 15 days of the date the Federal Reserve discloses the results of the supervisory stress tests.
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
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended March 31,
$ in billions	2022	2021
Institutional Securities	$48.8	$43.5
Wealth Management	31.0	28.5
Investment Management[2]	10.6	4.4
Parent	6.3	17.9
Total	$96.7	$94.3
1.The attribution of average common equity to the business segments is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
2. The total average common equity and the allocation to the Investment Management business segment in 2021 reflect the Eaton Vance acquisition on March 1, 2021.
We continue to evaluate our Required Capital framework with respect to the impact of evolving regulatory requirements, as appropriate.
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
For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning,” “Risk Factors—Legal, Regulatory and Compliance Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Resolution and Recovery Planning” in the 2021 Form 10-K.
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
The publication of most non-U.S. dollar LIBOR rates ceased as of the end of December 2021. The publication of certain non-U.S. dollar LIBOR rates on the basis of a “synthetic” methodology (known as “synthetic LIBOR”) will continue at

March 2022 Form 10-Q	21

Management’s Discussion and Analysis
least until the end of 2022 and certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023. On March 15, 2022 the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain contracts under certain circumstances with a SOFR-based rate to be established in a Federal Reserve rule that incorporates a spread adjustment specified in the statute. While some states have already adopted LIBOR legislation, the federal legislation expressly preempts any provision of any state or local law, statute, rule, regulation or standard.
As of March 31, 2022, our LIBOR-referenced contracts were primarily concentrated in derivative contracts and to a lesser extent, loans, floating rate notes, preferred shares, securitizations and mortgages. A significant majority of our derivative contracts, and a majority of our non-derivative contracts contain fallback provisions or otherwise have an expected path that will allow for the transition to an alternative reference rate upon the cessation of the applicable LIBOR rate.
While we have made substantial progress in the transition away from the IBORs, we nonetheless currently remain party to a significant number of U.S. dollar LIBOR-linked contracts. For those U.S. dollar LIBOR-linked contracts without appropriate fallbacks, and for which the federal legislation is not expected to apply, we are actively developing appropriate transition plans in light of the planned June 30, 2023 cessation date for the remaining U.S. dollar LIBOR tenors.
Our IBOR transition plan is overseen by a global steering committee, with senior management oversight, and we continue to execute against our Firm-wide IBOR transition plan to complete the transition to alternative reference rates.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments and Other Matters” and “Risk Factors—Risk Management” in the 2021 Form 10-K for a further discussion of the replacement of the IBORs and/or reform of other interest rate benchmarks and related risks.

22	March 2022 Form 10-Q

Quantitative and Qualitative Disclosures about Risk
Management believes effective risk management is vital to the success of our business activities. For a discussion of our Enterprise Risk Management framework and risk management functions, see “Quantitative and Qualitative Disclosures about Risk—Risk Management” in the 2021 Form 10-K.
Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, spreads, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of our VaR for market risk exposures is generated. In addition, we incur non-trading market risk, principally within the Wealth Management and Investment Management business segments. The Wealth Management business segment primarily incurs non-trading market risk (including interest rate risk) from lending and deposit-taking activities. The Investment Management business segment primarily incurs non-trading market risk from capital investments in its funds. For a further discussion of market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” in the 2021 Form 10-K.
Trading Risks
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
For information regarding our primary risk exposures and market risk management, VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Risk—Market Risk—Trading Risks” in the 2021 Form 10-K.

95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	March 31, 2022
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$30	$25	$33	$21
Equity price	28	25	41	17
Foreign exchange rate	16	8	19	3
Commodity price	24	20	27	15
Less: Diversification benefit[2]	(51)	(41)	N/A	N/A
Primary Risk Categories	$47	$37	$47	$31
Credit Portfolio	15	13	15	12
Less: Diversification benefit[2]	(15)	(11)	N/A	N/A
Total Management VaR	$47	$39	$48	$32

	Three Months Ended
	December 31, 2021
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$21	$25	$32	$21
Equity price	20	25	32	20
Foreign exchange rate	6	6	9	4
Commodity price	16	17	26	14
Less: Diversification benefit[2]	(31)	(35)	N/A	N/A
Primary Risk Categories	$32	$38	$51	$32
Credit Portfolio	12	12	13	12
Less: Diversification benefit[2]	(12)	(10)	N/A	N/A
Total Management VaR	$32	$40	$54	$32
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
Average Total Management VaR and average Management VaR for the Primary Risk Categories were relatively unchanged from the three months ended December 31, 2021. Period end Total Management VaR increased from December 31, 2021, primarily from the interest rate and credit spread, equity price and commodity price risk categories, which were driven by increased exposure in the Fixed Income and Equity businesses and by increased market volatility. These increases were partially offset by increased diversification benefit.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy. There were two loss days in the current quarter, which did not exceed 95% Total Management VaR.

March 2022 Form 10-Q	23

Risk Disclosures
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)

Number of Days
11
27
19
7
$30 to $35
$35 to $40
$40 to $45
$45 to $50

Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
2
16
31
12
2
1
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
Credit Spread Risk Sensitivity1

$ in millions	At March 31, 2022	At December 31, 2021
Derivatives	$7	$7
Borrowings carried at fair value	44	48
1.Amounts represent the potential gain for each 1 bps widening of our credit spread.
U.S. Bank Subsidiaries' Net Interest Income Sensitivity Analysis

$ in millions	At March 31, 2022	At December 31, 2021
Basis point change
+100	$162	$1,267
-100	(622)	(893)
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
We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates between March 31, 2022 and December 31, 2021 was primarily driven by the significant changes in market rates and effects of changes in the mix of our assets and liabilities.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At March 31, 2022	At December 31, 2021
Investments related to Investment Management activities	$415	$407
Other investments:
MUMSS	158	167
Other Firm investments	344	331
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

24	March 2022 Form 10-Q

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
Credit Risk
Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through our Institutional Securities and Wealth Management business segments. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2021 Form 10-K.
Loans and Lending Commitments

	At March 31, 2022
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$6,105	$7,069	$8	$13,182
Secured lending facilities	29,896	4,661	—	34,557
Commercial and Residential real estate	8,276	1,986	4,492	14,754
Securities-based lending and Other	1,972	131	7,633	9,736
Total Institutional Securities	46,249	13,847	12,133	72,229
Wealth Management:
Residential real estate	47,236	6	—	47,242
Securities-based lending and Other	89,436	160	—	89,596
Total Wealth Management	136,672	166	—	136,838
Total Investment Management[1]	5	—	357	362
Total loans[2]	182,926	14,013	12,490	209,429
ACL	(679)			(679)
Total loans, net of ACL	$182,247	$14,013	$12,490	$208,750
Lending commitments[3]				$142,492
Total exposure				$351,242

	At December 31, 2021
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$5,567	$8,107	$8	$13,682
Secured lending facilities	31,471	3,879	—	35,350
Commercial and Residential real estate	7,227	1,777	4,774	13,778
Securities-based lending and Other	1,292	45	7,710	9,047
Total Institutional Securities	45,557	13,808	12,492	71,857
Wealth Management:
Residential real estate	44,251	7	—	44,258
Securities-based lending and Other	85,143	17	—	85,160
Total Wealth Management	129,394	24	—	129,418
Total Investment Management[1]	5	—	135	140
Total loans[2]	174,956	13,832	12,627	201,415
ACL	(654)			(654)
Total loans, net of ACL	$174,302	$13,832	$12,627	$200,761
Lending commitments[3]				$134,934
Total exposure				$335,695
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
We provide loans and lending commitments to a variety of customers, including large corporate and institutional clients, as well as high to ultra-high net worth individuals. In addition, we purchase loans in the secondary market. Loans and lending commitments are either held for investment, held for sale or carried at fair value. For more information on these loan classifications, see Note 2 to the financial statements in the 2021 Form 10-K.
Total loans and lending commitments increased by approximately $16 billion since December 31, 2021, primarily due to growth in Secured lending facilities and Corporate lending commitments within the Institutional Securities business segment, as well as increases in Securities-based and Residential real estate loans within the Wealth Management business segment.
See Notes 4, 5, 9 and 13 to the financial statements for further information.

March 2022 Form 10-Q	25

Risk Disclosures
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$654
ACL—Lending Commitments	444
Total at December 31, 2021	1,098
Gross charge-offs	(11)
Provision for credit losses	57
Other	(6)
Total at March 31, 2022	$1,138
ACL—Loans	$679
ACL—Lending commitments	459
Provision for Credit Losses by Business Segment

	Three Months Ended March 31, 2022
$ in millions	IS	WM	Total
Loans	$24	$15	$39
Lending commitments	20	(2)	18
Total	$44	$13	$57
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
The aggregate allowance for credit losses for loans and lending commitments increased in the current quarter, reflecting the Provision for credit losses primarily due to portfolio growth.
The base scenario used in our ACL models as of March 31, 2022 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models, and assumes continued growth over the forecast period. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product.
Forecasted U.S. GDP Growth Rates in Base Scenario

	4Q 2022	4Q 2023
Year-over-year growth rate	3.3%	2.1%
See Note 9 to the financial statements for further information. See Note 2 to the financial statements in the 2021 Form 10-K for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At March 31, 2022		At December 31, 2021
	IS	WM	IS	WM
Accrual	99.0%	99.8%	98.7%	99.8%
Nonaccrual[1]	1.0%	0.2%	1.3%	0.2%
1.These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.
Net Charge-off Ratios for Loans Held for Investment

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
For the Three Months Ended March 31, 2022
Net charge-off ratio[1]	—%	0.01%	0.09%	—%	—%	0.01%
Average loans	$5,802	$31,353	$7,805	$45,521	$87,900	$178,381
For the Three Months Ended March 31, 2021
Net charge-off ratio[1]	0.02%	—%	0.12%	—%	—%	0.01%
Average loans	$5,637	$25,915	$7,292	$35,888	$65,888	$140,620
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.
Institutional Securities Loans and Lending Commitments1

	At March 31, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$18	$5	$—	$—	$23
A	986	892	740	—	2,618
BBB	6,239	8,634	474	—	15,347
BB	10,520	18,820	1,758	59	31,157
Other NIG	5,364	9,235	3,220	160	17,979
Unrated[2]	76	790	679	3,006	4,551
Total loans, net of ACL	23,203	38,376	6,871	3,225	71,675
Lending commitments
AAA	—	50	—	—	50
AA	3,367	2,813	—	—	6,180
A	6,485	17,355	508	309	24,657
BBB	5,997	43,083	777	—	49,857
BB	4,432	21,411	2,220	1	28,064
Other NIG	891	14,942	3,290	3	19,126
Unrated[2]	—	20	10	—	30
Total lending commitments	21,172	99,674	6,805	313	127,964
Total exposure	$44,375	$138,050	$13,676	$3,538	$199,639

26	March 2022 Form 10-Q

Risk Disclosures

	At December 31, 2021
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$—	$35	$38	$—	$73
A	890	1,089	675	—	2,654
BBB	5,335	8,944	563	—	14,842
BB	10,734	18,349	814	18	29,915
Other NIG	4,656	10,475	3,439	160	18,730
Unrated[2]	171	665	511	3,753	5,100
Total loans, net of ACL	21,786	39,557	6,040	3,931	71,314
Lending commitments
AAA	—	50	—	—	50
AA	3,283	2,690	—	—	5,973
A	5,255	17,646	407	303	23,611
BBB	6,703	36,096	766	—	43,565
BB	2,859	19,698	3,122	—	25,679
Other NIG	992	13,420	6,180	55	20,647
Unrated[2]	672	40	3	—	715
Total lending commitments	19,764	89,640	10,478	358	120,240
Total exposure	$41,550	$129,197	$16,518	$4,289	$191,554
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At March 31, 2022	At December 31, 2021
Industry
Financials	$54,331	$52,066
Real estate	33,438	31,560
Industrials	14,855	17,446
Healthcare	13,513	12,618
Information technology	12,844	13,471
Communications services	12,705	12,645
Consumer discretionary	12,204	11,628
Utilities	9,931	10,310
Materials	9,275	6,394
Energy	9,212	8,544
Consumer staples	8,254	7,855
Insurance	7,041	4,954
Other	2,036	2,063
Total exposure	$199,639	$191,554
Sectors Currently in Focus due to COVID-19
We continue to monitor the developments of the coronavirus disease (“COVID-19”) and its impact on various sectors and industries, particularly those most sensitive to the ongoing effects of the pandemic, including retail, air travel and lodging and leisure, which are included across the Industrials, Financials, Real estate and Consumer discretionary industries in the previous table. Refer to “Risk Factors” in the 2021 Form 10-K.
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial real estate and Securities-based lending and Other. As of March 31, 2022, over 90% of our total lending exposure, which consists of loans and lending commitments, is investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2021 Form 10-K.
Institutional Securities Event-Driven Loans and Lending Commitments

	At March 31, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$923	$1,168	$2,254	$4,345
Lending commitments	3,017	9,288	4,900	17,205
Total exposure	$3,940	$10,456	$7,154	$21,550

	At December 31, 2021
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$951	$2,088	$1,803	$4,842
Lending commitments	1,619	5,288	8,879	15,786
Total exposure	$2,570	$7,376	$10,682	$20,628
Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.
Institutional Securities Loans and Lending Commitments Held for Investment

	At March 31, 2022
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,105	$76,006	$82,111
Secured lending facilities	29,896	14,025	43,921
Commercial real estate	8,276	711	8,987
Other	1,972	885	2,857
Total, before ACL	$46,249	$91,627	$137,876
ACL	$(554)	$(443)	$(997)

	At December 31, 2021
$ in millions	Loans	Lending Commitments	Total
Corporate	$5,567	$73,585	$79,152
Secured lending facilities	31,471	10,003	41,474
Commercial real estate	7,227	1,475	8,702
Other	1,292	887	2,179
Total, before ACL	$45,557	$85,950	$131,507
ACL	$(543)	$(426)	$(969)

March 2022 Form 10-Q	27

Risk Disclosures
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	Commercial Real Estate	Other	Total
ACL—Loans	$165	$163	$206	$9	$543
ACL—Lending commitments	356	41	20	9	426
Total at December 31, 2021	$521	$204	$226	$18	$969
Gross charge-offs	—	(3)	(7)	—	(10)
Provision for credit losses	26	20	(1)	(1)	44
Other	(4)	—	(2)	—	(6)
Total at March 31, 2022	$543	$221	$216	$17	$997
ACL—Loans	$170	$172	$203	$9	$554
ACL—Lending commitments	373	49	13	8	443
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At March 31, 2022	At December 31, 2021
Corporate	2.8%	3.0%
Secured lending facilities	0.6%	0.5%
Commercial real estate	2.5%	2.9%
Other	0.5%	0.7%
Total Institutional Securities loans	1.2%	1.2%
Wealth Management Loans and Lending Commitments

	At March 31, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$78,507	$9,307	$1,588	$141	$89,543
Residential real estate loans	3	13	1,277	45,877	47,170
Total loans, net of ACL	$78,510	$9,320	$2,865	$46,018	$136,713
Lending commitments	11,398	2,824	47	259	14,528
Total exposure	$89,908	$12,144	$2,912	$46,277	$151,241

	At December 31, 2021
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$74,466	$8,927	$1,571	$144	$85,108
Residential real estate loans	4	10	1,231	42,954	44,199
Total loans, net of ACL	$74,470	$8,937	$2,802	$43,098	$129,307
Lending commitments	11,894	2,467	51	282	14,694
Total exposure	$86,364	$11,404	$2,853	$43,380	$144,001
The principal Wealth Management business segment lending activities include Securities-based lending and Residential real estate loans.
Securities-based lending allows clients to borrow money against the value of qualifying securities, generally for any purpose other than purchasing, trading or carrying securities or refinancing margin debt. For more information about our Securities-based lending and Residential real estate loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2021 Form 10-K.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$111
ACL—Lending commitments	18
Total at December 31, 2021	129
Gross charge-offs	(1)
Provision for credit losses	13
Total at March 31, 2022	$141
ACL—Loans	$125
ACL—Lending commitments	16
At March 31, 2022, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At March 31, 2022	At December 31, 2021
Institutional Securities	$27,177	$40,545
Wealth Management	29,171	30,987
Total	$56,348	$71,532
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
Credit exposures arising from margin lending activities are generally mitigated by their short-term nature, the value of collateral held and our right to call for additional margin when collateral values decline. However, we could incur losses in the event that the customer fails to meet margin calls and collateral values decline below the loan amount. This risk is elevated in loans backed by collateral pools with significant concentrations in individual issuers or securities with similar risk characteristics. For a further discussion, see “Risk Factors—Credit Risk” in the 2021 Form 10-K.
Employee Loans
For information on employee loans and related ACL, see Note 9 to the financial statements.

28	March 2022 Form 10-Q

Risk Disclosures
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At March 31, 2022
Less than 1 year	$2,641	$19,678	$44,744	$37,429	$17,803	$122,295
1-3 years	850	6,623	16,964	19,316	7,979	51,732
3-5 years	1,109	6,317	7,749	9,729	3,497	28,401
Over 5 years	4,366	32,016	49,904	53,086	6,223	145,595
Total, gross	$8,966	$64,634	$119,361	$119,560	$35,502	$348,023
Counterparty netting	(3,982)	(53,118)	(84,229)	(89,891)	(16,705)	(247,925)
Cash and securities collateral	(3,552)	(8,765)	(27,333)	(17,907)	(6,675)	(64,232)
Total, net	$1,432	$2,751	$7,799	$11,762	$12,122	$35,866

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2021
Less than 1 year	$1,561	$11,088	$32,069	$25,680	$11,924	$82,322
1-3 years	780	4,577	16,821	15,294	6,300	43,772
3-5 years	593	4,807	6,805	8,030	3,317	23,552
Over 5 years	4,359	26,056	61,091	44,091	4,633	140,230
Total, gross	$7,293	$46,528	$116,786	$93,095	$26,174	$289,876
Counterparty netting	(3,093)	(36,957)	(91,490)	(68,365)	(11,642)	(211,547)
Cash and securities collateral	(3,539)	(7,608)	(20,500)	(17,755)	(5,762)	(55,164)
Total, net	$661	$1,963	$4,796	$6,975	$8,770	$23,165

$ in millions	At March 31, 2022	At December 31, 2021
Industry
Financials	$10,483	$5,096
Utilities	7,830	5,918
Energy	5,785	2,587
Consumer Discretionary	3,185	3,069
Regional governments	1,495	963
Industrials	1,259	985
Information technology	928	1,060
Communications services	852	348
Sovereign governments	659	386
Healthcare	632	682
Materials	575	240
Consumer staples	510	324
Not-for-profit organizations	411	531
Insurance	356	174
Real estate	181	280
Other	725	522
Total	$35,866	$23,165
1.Counterparty credit ratings are determined internally by the CRM.
We are exposed to credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the possibility that a counterparty may fail to perform according to the terms of the contract. For more information on derivatives, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2021 Form 10-K and Note 6 to the financial statements.
Country Risk
Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows us to effectively identify, monitor and limit country risk. For a further discussion of our country risk exposure see “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks” in the 2021 Form 10-K.
Top 10 Non-U.S. Country Exposures at March 31, 2022

$ in millions	United Kingdom	Germany	Japan	France	India
Sovereign
Net inventory[1]	$(544)	$1,794	$3,557	$320	$1,946
Net counterparty exposure[2]	33	170	79	8	—
Exposure before hedges	(511)	1,964	3,636	328	1,946
Hedges[3]	(303)	(286)	(113)	(6)	—
Net exposure	$(814)	$1,678	$3,523	$322	$1,946

Non-sovereign
Net inventory[1]	$1,088	$561	$873	$661	$883
Net counterparty exposure[2]	17,657	3,180	4,702	3,445	1,315
Loans	3,997	1,531	426	536	220
Lending commitments	7,290	3,860	—	3,220	8
Exposure before hedges	30,032	9,132	6,001	7,862	2,426
Hedges[3]	(1,824)	(1,350)	(148)	(2,075)	—
Net exposure	$28,208	$7,782	$5,853	$5,787	$2,426
Total net exposure	$27,394	$9,460	$9,376	$6,109	$4,372

March 2022 Form 10-Q	29

Risk Disclosures

$ in millions	Spain	Canada	Brazil	Netherlands	Ireland
Sovereign
Net inventory[1]	$(102)	$387	$3,030	$274	$147
Net counterparty exposure[2]	55	24	—	—	6
Exposure before hedges	(47)	411	3,030	274	153
Hedges[3]	(8)	—	(135)	(17)	—
Net exposure	$(55)	$411	$2,895	$257	$153

Non-sovereign
Net inventory[1]	$337	$517	$19	$(15)	$1,053
Net counterparty exposure[2]	1,271	1,530	488	1,319	663
Loans	2,457	185	294	527	968
Lending commitments	970	1,476	224	1,843	582
Exposure before hedges	5,035	3,708	1,025	3,674	3,266
Hedges[3]	(952)	(108)	(39)	(492)	(4)
Net exposure	$4,083	$3,600	$986	$3,182	$3,262
Total net exposure	$4,028	$4,011	$3,881	$3,439	$3,415
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
3.Amounts represent net CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures. Amounts are based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable. For further description of the contractual terms for purchased credit protection and whether they may limit the effectiveness of our hedges, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2021 Form 10-K.
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held against Net Counterparty Exposure1

$ in millions		At March 31, 2022
Country of Risk	Collateral[2]
Germany	Spain and France	$9,973
United Kingdom	U.K., U.S. and Spain	8,050
Other	Japan, Germany and U.S.	23,114
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at March 31, 2022.
2.Primarily consists of cash and government obligations of the countries listed.
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., cyber attacks or third-party vulnerabilities) that may manifest as, for example, loss of information, business disruption, theft and fraud, legal and compliance risks, or damage to physical assets. We may incur operational risk across the full scope of our business activities, including revenue-generating activities and support and control groups (e.g., information technology and trade processing). For a further discussion about our operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk” in the 2021 Form 10-K.
Model Risk
Model risk refers to the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision making or damage to our reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions. Model risk is generated from the use of models impacting financial statements, regulatory filings, capital adequacy assessments and the formulation of strategy. For a further discussion about our model risk, see “Quantitative and Qualitative Disclosures about Risk—Model Risk” in the 2021 Form 10-K.
Liquidity Risk
Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about our liquidity risk, see “Quantitative and Qualitative Disclosures about Risk—Liquidity Risk” in the 2021 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” herein.
Legal and Compliance Risk
Legal and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, limitations on our business, or loss to reputation that we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with AML, terrorist financing, and anti-corruption rules and regulations. For a further discussion about our legal and compliance risk, see “Quantitative and Qualitative Disclosures about Risk—Legal and Compliance Risk” in the 2021 Form 10-K.

30	March 2022 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of March 31, 2022, and the related condensed consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Firm as of December 31, 2021, and the related consolidated income statement, comprehensive income statement, cash flow statement and statement of changes in total equity for the year then ended (not presented herein) included in the Firm’s Annual Report on Form 10-K; and in our report dated February 24, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP
New York, New York
May 4, 2022

March 2022 Form 10-Q	31

Consolidated Income Statement (Unaudited)

	Three Months Ended March 31,
in millions, except per share data	2022	2021
Revenues
Investment banking	$1,758	$2,840
Trading	3,983	4,225
Investments	75	318
Commissions and fees	1,416	1,626
Asset management	5,119	4,398
Other	234	284
Total non-interest revenues	12,585	13,691
Interest income	2,650	2,437
Interest expense	434	409
Net interest	2,216	2,028
Net revenues	14,801	15,719
Provision for credit losses	57	(98)
Non-interest expenses
Compensation and benefits	6,274	6,798
Brokerage, clearing and exchange fees	882	910
Information processing and communications	829	733
Professional services	705	624
Occupancy and equipment	427	405
Marketing and business development	175	146
Other	864	857
Total non-interest expenses	10,156	10,473
Income before provision for income taxes	4,588	5,344
Provision for income taxes	873	1,176
Net income	$3,715	$4,168
Net income applicable to noncontrolling interests	49	48
Net income applicable to Morgan Stanley	$3,666	$4,120
Preferred stock dividends	124	138
Earnings applicable to Morgan Stanley common shareholders	$3,542	$3,982
Earnings per common share
Basic	$2.04	$2.22
Diluted	$2.02	$2.19
Average common shares outstanding
Basic	1,733	1,795
Diluted	1,755	1,818
Consolidated Comprehensive Income Statement
(Unaudited)

	Three Months Ended March 31,
$ in millions	2022	2021
Net income	$3,715	$4,168
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(105)	(219)
Change in net unrealized gains (losses) on available-for-sale securities	(2,395)	(776)
Pension and other	5	5
Change in net debt valuation adjustment	660	137
Total other comprehensive income (loss)	$(1,835)	$(853)
Comprehensive income	$1,880	$3,315
Net income applicable to noncontrolling interests	49	48
Other comprehensive income (loss) applicable to noncontrolling interests	(35)	(61)
Comprehensive income applicable to Morgan Stanley	$1,866	$3,328

March 2022 Form 10-Q	32	See Notes to Consolidated Financial Statements

Consolidated Balance Sheet

$ in millions, except share data	(Unaudited) At March 31, 2022	At December 31, 2021
Assets
Cash and cash equivalents	$136,086	$127,725
Trading assets at fair value ($107,196 and $104,186 were pledged to various parties)	296,881	294,869
Investment securities (includes $90,354 and $102,830 at fair value)	170,793	182,998
Securities purchased under agreements to resell (includes $2 and $7 at fair value)	127,767	119,999
Securities borrowed	150,995	129,713
Customer and other receivables	94,804	96,018
Loans:
Held for investment (net of allowance for credit losses of $679 and $654)	182,247	174,302
Held for sale	14,013	13,832
Goodwill	16,825	16,833
Intangible assets (net of accumulated amortization of $3,972 and $3,819)	8,244	8,360
Other assets	23,578	23,491
Total assets	$1,222,233	$1,188,140
Liabilities
Deposits (includes $2,013 and $1,940 at fair value)	$360,840	$347,574
Trading liabilities at fair value	176,580	158,328
Securities sold under agreements to repurchase (includes $964 and $791 at fair value)	60,068	62,188
Securities loaned	14,222	12,299
Other secured financings (includes $4,751 and $5,133 at fair value)	8,808	10,041
Customer and other payables	243,609	228,685
Other liabilities and accrued expenses	24,214	29,300
Borrowings (includes $75,963 and $76,340 at fair value)	229,817	233,127
Total liabilities	1,118,158	1,081,542
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	7,750	7,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,756,153,374 and 1,772,226,530	20	20
Additional paid-in capital	28,007	28,841
Retained earnings	91,722	89,432
Employee stock trusts	4,975	3,955
Accumulated other comprehensive income (loss)	(4,902)	(3,102)
Common stock held in treasury at cost, $0.01 par value (282,740,605 and 266,667,449 shares)	(19,696)	(17,500)
Common stock issued to employee stock trusts	(4,975)	(3,955)
Total Morgan Stanley shareholders’ equity	102,901	105,441
Noncontrolling interests	1,174	1,157
Total equity	104,075	106,598
Total liabilities and equity	$1,222,233	$1,188,140

See Notes to Consolidated Financial Statements	33	March 2022 Form 10-Q

Consolidated Statement of Changes in Total Equity (Unaudited)

	Three Months Ended March 31,
$ in millions	2022	2021
Preferred Stock
Beginning balance	$7,750	$9,250
Redemption of preferred stock	—	(1,500)
Ending balance	7,750	7,750
Common Stock
Beginning and ending balance	20	20
Additional Paid-in Capital
Beginning balance	28,841	25,546
Share-based award activity	(834)	(332)
Issuance of common stock for the acquisition of Eaton Vance	—	2,185
Other net increases (decreases)	—	7
Ending balance	28,007	27,406
Retained Earnings
Beginning balance	89,432	78,694
Net income applicable to Morgan Stanley	3,666	4,120
Preferred stock dividends[1]	(124)	(138)
Common stock dividends[1]	(1,252)	(635)
Other net increases (decreases)	—	(7)
Ending balance	91,722	82,034
Employee Stock Trusts
Beginning balance	3,955	3,043
Share-based award activity	1,020	818
Ending balance	4,975	3,861
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(3,102)	(1,962)
Net change in Accumulated other comprehensive income (loss)	(1,800)	(792)
Ending balance	(4,902)	(2,754)
Common Stock Held in Treasury at Cost
Beginning balance	(17,500)	(9,767)
Share-based award activity	1,485	1,020
Repurchases of common stock and employee tax withholdings	(3,681)	(2,582)
Issuance of common stock for the acquisition of Eaton Vance	—	3,132
Ending balance	(19,696)	(8,197)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(3,955)	(3,043)
Share-based award activity	(1,020)	(818)
Ending balance	(4,975)	(3,861)
Noncontrolling Interests
Beginning balance	1,157	1,368
Net income applicable to noncontrolling interests	49	48
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(35)	(61)
Other net increases (decreases)	3	(26)
Ending balance	1,174	1,329
Total Equity	$104,075	$107,588
1.See Note 16 for information regarding dividends per share for each class of stock.

March 2022 Form 10-Q	34	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statement (Unaudited)

	Three Months Ended March 31,
$ in millions	2022	2021
Cash flows from operating activities
Net income	$3,715	$4,168
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	431	518
Depreciation and amortization	942	887
Provision for credit losses	57	(98)
Other operating adjustments	51	(95)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	5,069	20,463
Securities borrowed	(21,282)	10,242
Securities loaned	1,923	695
Customer and other receivables and other assets	1,227	(18,721)
Customer and other payables and other liabilities	17,994	3,270
Securities purchased under agreements to resell	(7,768)	1,513
Securities sold under agreements to repurchase	(2,120)	4,037
Net cash provided by (used for) operating activities	239	26,879
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(652)	(525)
Changes in loans, net	(7,479)	(6,474)
Investment securities:
Purchases	(17,459)	(32,333)
Proceeds from sales	18,469	6,825
Proceeds from paydowns and maturities	7,403	12,638
Cash paid as part of the Eaton Vance acquisition, net of cash acquired	—	(2,648)
Other investing activities	(124)	(44)
Net cash provided by (used for) investing activities	158	(22,561)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	(636)	(3,798)
Deposits	5,834	12,391
Proceeds from issuance of Borrowings	20,284	24,112
Payments for:
Borrowings	(11,094)	(19,774)
Repurchases of common stock and employee tax withholdings	(3,681)	(2,582)
Cash dividends	(1,314)	(755)
Other financing activities	(102)	(30)
Net cash provided by (used for) financing activities	9,291	9,564
Effect of exchange rate changes on cash and cash equivalents	(1,327)	(1,418)
Net increase (decrease) in cash and cash equivalents	8,361	12,464
Cash and cash equivalents, at beginning of period	127,725	105,654
Cash and cash equivalents, at end of period	$136,086	$118,118
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$623	$586
Income taxes, net of refunds	383	339

See Notes to Consolidated Financial Statements	35	March 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
1. Introduction and Basis of Presentation
The Firm
Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley” or the “Firm” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. Disclosures reflect the effects of the acquisition of Eaton Vance Corp. (“Eaton Vance”) prospectively from the March 1, 2021 acquisition date. See Note 3 to the financial statements in the 2021 Form 10-K for further information. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-Q.
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
The accompanying financial statements should be read in conjunction with the Firm’s financial statements and notes thereto included in the 2021 Form 10-K. Certain footnote disclosures included in the 2021 Form 10-K have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP. The financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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
For a discussion of the Firm’s significant regulated U.S. and international subsidiaries and its involvement with VIEs, see Note 1 to the financial statements in the 2021 Form 10-K.

March 2022 Form 10-Q	36

Notes to Consolidated Financial Statements (Unaudited)
2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting updates adopted, see Note 2 to the financial statements in the 2021 Form 10-K.
During the three months ended March 31, 2022 (“current quarter”), there were no significant updates to the Firm’s significant accounting policies.
3. Cash and Cash Equivalents

$ in millions	At March 31, 2022	At December 31, 2021
Cash and due from banks	$9,086	$8,394
Interest bearing deposits with banks	127,000	119,331
Total Cash and cash equivalents	$136,086	$127,725
Restricted cash	$41,315	$40,887
For additional information on cash and cash equivalents, including restricted cash, see Note 2 to the financial statements in the 2021 Form 10-K.
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$44,038	$19,680	$8	$—	$63,726
Other sovereign government obligations	24,449	7,422	188	—	32,059
State and municipal securities	—	1,664	—	—	1,664
MABS	—	929	351	—	1,280
Loans and lending commitments[2]	—	9,349	3,141	—	12,490
Corporate and other debt	—	28,751	1,753	—	30,504
Corporate equities[3]	86,106	790	239	—	87,135
Derivative and other contracts:
Interest rate	10,124	163,417	1,086	—	174,627
Credit	—	10,860	646	—	11,506
Foreign exchange	39	101,193	63	—	101,295
Equity	997	64,521	391	—	65,909
Commodity and other	12,202	33,688	3,416	—	49,306
Netting[1]	(17,166)	(271,135)	(993)	(55,468)	(344,762)
Total derivative and other contracts	6,196	102,544	4,609	(55,468)	57,881
Investments[4]	661	761	1,120	—	2,542
Physical commodities	—	2,709	—	—	2,709
Total trading assets[4]	161,450	174,599	11,409	(55,468)	291,990
Investment securities—AFS	56,479	33,875	—	—	90,354
Securities purchased under agreements to resell	—	2	—	—	2
Total assets at fair value	$217,929	$208,476	$11,409	$(55,468)	$382,346

	At March 31, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$1,987	$26	$—	$2,013
Trading liabilities:
U.S. Treasury and agency securities	15,090	112	—	—	15,202
Other sovereign government obligations	24,751	2,911	2	—	27,664
Corporate and other debt	—	11,081	17	—	11,098
Corporate equities[3]	80,037	191	29	—	80,257
Derivative and other contracts:
Interest rate	9,127	155,763	452	—	165,342
Credit	—	10,949	553	—	11,502
Foreign exchange	31	93,168	96	—	93,295
Equity	1,184	71,669	1,045	—	73,898
Commodity and other	12,716	28,140	1,982	—	42,838
Netting[1]	(17,166)	(271,135)	(993)	(55,224)	(344,518)
Total derivative and other contracts	5,892	88,554	3,135	(55,224)	42,357
Total trading liabilities	125,770	102,849	3,183	(55,224)	176,578
Securities sold under agreements to repurchase	—	448	516	—	964
Other secured financings	—	4,631	120	—	4,751
Borrowings	—	73,564	2,399	—	75,963
Total liabilities at fair value	$125,770	$183,479	$6,244	$(55,224)	$260,269

	At December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$45,970	$29,749	$2	$—	$75,721
Other sovereign government obligations	28,041	4,533	211	—	32,785
State and municipal securities	—	1,905	13	—	1,918
MABS	—	1,237	344	—	1,581
Loans and lending commitments[2]	—	8,821	3,806	—	12,627
Corporate and other debt	—	27,309	1,973	—	29,282
Corporate equities[3]	91,630	832	115	—	92,577
Derivative and other contracts:
Interest rate	1,364	153,048	1,153	—	155,565
Credit	—	8,441	509	—	8,950
Foreign exchange	28	74,571	132	—	74,731
Equity	1,562	68,519	251	—	70,332
Commodity and other	4,462	20,194	3,057	—	27,713
Netting[1]	(5,696)	(241,814)	(794)	(50,833)	(299,137)
Total derivative and other contracts	1,720	82,959	4,308	(50,833)	38,154
Investments[4]	735	846	1,125	—	2,706
Physical commodities	—	2,771	—	—	2,771
Total trading assets[4]	168,096	160,962	11,897	(50,833)	290,122
Investment securities—AFS	59,021	43,809	—	—	102,830
Securities purchased under agreements to resell	—	7	—	—	7
Total assets at fair value	$227,117	$204,778	$11,897	$(50,833)	$392,959

37	March 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$1,873	$67	$—	$1,940
Trading liabilities:
U.S. Treasury and agency securities	16,433	319	—	—	16,752
Other sovereign government obligations	20,771	2,062	—	—	22,833
Corporate and other debt	—	8,707	16	—	8,723
Corporate equities[3]	75,181	226	45	—	75,452
Derivative and other contracts:
Interest rate	1,087	145,670	445	—	147,202
Credit	—	9,090	411	—	9,501
Foreign exchange	19	73,096	80	—	73,195
Equity	2,119	77,363	1,196	—	80,678
Commodity and other	4,563	16,837	1,528	—	22,928
Netting[1]	(5,696)	(241,814)	(794)	(50,632)	(298,936)
Total derivative and other contracts	2,092	80,242	2,866	(50,632)	34,568
Total trading liabilities	114,477	91,556	2,927	(50,632)	158,328
Securities sold under agreements to repurchase	—	140	651	—	791
Other secured financings	—	4,730	403	—	5,133
Borrowings	—	74,183	2,157	—	76,340
Total liabilities at fair value	$114,477	$172,482	$6,205	$(50,632)	$242,532
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
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At March 31, 2022	At December 31, 2021
Corporate	$8	$8
Commercial Real Estate	1,407	863
Residential Real Estate	3,085	3,911
Securities-based lending and Other loans	7,990	7,845
Total	$12,490	$12,627
Unsettled Fair Value of Futures Contracts1

$ in millions	At March 31, 2022	At December 31, 2021
Customer and other receivables (payables), net	$377	$948
1.These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.
For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 5 to the financial statements in the 2021 Form 10-K. During the current quarter, there were no significant revisions made to the Firm’s valuation techniques.
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended March 31,
$ in millions	2022	2021
U.S. Treasury and agency securities
Beginning balance	$2	$9
Purchases	1	12
Sales	—	(9)
Net transfers	5	—
Ending balance	$8	$12
Unrealized gains (losses)	$—	$—
Other sovereign government obligations
Beginning balance	$211	$268
Purchases	6	15
Sales	(40)	(256)
Net transfers	11	(10)
Ending balance	$188	$17
Unrealized gains (losses)	$—	$—
State and municipal securities
Beginning balance	$13	$—
Net transfers	(13)	—
Ending balance	$—	$—
Unrealized gains (losses)	$—	$—
MABS
Beginning balance	$344	$322
Realized and unrealized gains (losses)	(1)	51
Purchases	56	144
Sales	(96)	(103)
Net transfers	48	(40)
Ending balance	$351	$374
Unrealized gains (losses)	$(3)	$(2)
Loans and lending commitments
Beginning balance	$3,806	$5,759
Realized and unrealized gains (losses)	26	(26)
Purchases and originations	369	1,833
Sales	(210)	(2,060)
Settlements	(409)	(388)
Net transfers	(441)	(73)
Ending balance	$3,141	$5,045
Unrealized gains (losses)	$22	$(32)
Corporate and other debt
Beginning balance	$1,973	$3,435
Realized and unrealized gains (losses)	12	(51)
Purchases and originations	71	867
Sales	(160)	(749)
Settlements	—	(255)
Net transfers	(143)	72
Ending balance	$1,753	$3,319
Unrealized gains (losses)	$7	$2
Corporate equities
Beginning balance	$115	$86
Realized and unrealized gains (losses)	—	16
Purchases	24	25
Sales	(82)	(46)
Net transfers	182	33
Ending balance	$239	$114
Unrealized gains (losses)	$—	$18

March 2022 Form 10-Q	38

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2022	2021
Investments
Beginning balance	$1,125	$828
Realized and unrealized gains (losses)	(24)	6
Purchases	20	64
Sales	(4)	(15)
Net transfers	3	41
Ending balance	$1,120	$924
Unrealized gains (losses)	$(26)	$(6)
Investment securities —AFS
Beginning balance	$—	$2,804
Realized and unrealized gains (losses)	—	(4)
Sales	—	(192)
Net transfers[1]	—	(2,481)
Ending balance	$—	$127
Unrealized gains (losses)	$—	$(5)
Securities purchased under agreements to resell
Beginning balance	$—	$3
Net transfers	—	(3)
Ending balance	$—	$—
Unrealized gains (losses)	$—	$—
Net derivatives: Interest rate
Beginning balance	$708	$682
Realized and unrealized gains (losses)	39	(413)
Purchases	3	31
Issuances	(2)	(17)
Settlements	(21)	83
Net transfers	(93)	325
Ending balance	$634	$691
Unrealized gains (losses)	$147	$(403)
Net derivatives: Credit
Beginning balance	$98	$49
Realized and unrealized gains (losses)	43	(4)
Purchases	8	19
Issuances	(8)	(8)
Settlements	(68)	(72)
Net transfers	20	(66)
Ending balance	$93	$(82)
Unrealized gains (losses)	$28	$(13)
Net derivatives: Foreign exchange
Beginning balance	$52	$61
Realized and unrealized gains (losses)	(145)	(236)
Purchases	5	2
Issuances	—	(4)
Settlements	81	26
Net transfers	(26)	41
Ending balance	$(33)	$(110)
Unrealized gains (losses)	$(138)	$(206)
Net derivatives: Equity
Beginning balance	$(945)	$(2,231)
Realized and unrealized gains (losses)	98	63
Purchases	28	77
Issuances	(68)	(297)
Settlements	117	65
Net transfers	116	206
Ending balance	$(654)	$(2,117)
Unrealized gains (losses)	$88	$12

	Three Months Ended March 31,
$ in millions	2022	2021
Net derivatives: Commodity and other
Beginning balance	$1,529	$1,709
Realized and unrealized gains (losses)	4	331
Purchases	9	7
Issuances	(11)	(1)
Settlements	(47)	(131)
Net transfers	(50)	29
Ending balance	$1,434	$1,944
Unrealized gains (losses)	$(216)	$215
Deposits
Beginning balance	$67	$126
Realized and unrealized losses (gains)	—	(4)
Issuances	—	11
Settlements	(5)	(2)
Net transfers	(36)	46
Ending balance	$26	$177
Unrealized losses (gains)	$—	$(4)
Nonderivative trading liabilities
Beginning balance	$61	$79
Realized and unrealized losses (gains)	(3)	(9)
Purchases	(33)	(20)
Sales	11	13
Net transfers	12	(1)
Ending balance	$48	$62
Unrealized losses (gains)	$(3)	$(9)
Securities sold under agreements to repurchase
Beginning balance	$651	$444
Realized and unrealized losses (gains)	2	(2)
Settlements	(10)	—
Net transfers	(127)	(1)
Ending balance	$516	$441
Unrealized losses (gains)	$2	$(2)
Other secured financings
Beginning balance	$403	$516
Realized and unrealized losses (gains)	(3)	(5)
Issuances	28	370
Settlements	(305)	(322)
Net transfers	(3)	(4)
Ending balance	$120	$555
Unrealized losses (gains)	$(3)	$(5)
Borrowings
Beginning balance	$2,157	$4,374
Realized and unrealized losses (gains)	(143)	(118)
Issuances	161	231
Settlements	(42)	(316)
Net transfers	266	91
Ending balance	$2,399	$4,262
Unrealized losses (gains)	$(143)	$(116)
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	(29)	(29)
1.Net transfers in the prior year quarter reflect the transfer of $2.5 billion of AFS securities from Level 3 to Level 2 due to increased trading activity and observability of pricing inputs.
Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. The realized and unrealized gains or losses for assets and liabilities within the Level 3 category presented in the previous tables do not reflect the related realized and unrealized gains or losses on hedging

39	March 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2022	At December 31, 2021
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$188	$211
Comparable pricing:
Bond price	91 to 108 points (100 points)	100 to 140 points (120 points)
MABS	$351	$344
Comparable pricing:
Bond price	0 to 83 points (58 points)	0 to 86 points (59 points)
Loans and lending commitments	$3,141	$3,806
Margin loan model:
Margin loan rate	1% to 4% (3%)	1% to 4% (3%)
Comparable pricing:
Loan price	88 to 102 points (97 points)	89 to 101 points (97 points)
Corporate and other debt	$1,753	$1,973
Comparable pricing:
Bond price	50 to 165 points (98 points)	50 to 163 points (99 points)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Corporate equities	$239	$115
Comparable pricing:
Equity price	100%	100%
Investments	$1,120	$1,125
Discounted cash flow:
WACC	13% to 16% (15%)	10% to 16% (15%)
Exit multiple	8 to 17 times (12 times)	8 to 17 times (12 times)
Market approach:
EBITDA multiple	8 to 23 times (9 times)	8 to 25 times (10 times)
Comparable pricing:
Equity price	43% to 100% (99%)	43% to 100% (99%)

Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2022	At December 31, 2021
Net derivative and other contracts:
Interest rate	$634	$708
Option model:
IR volatility skew	45% to 79% (61% / 63%)	39% to 79% (64% / 63%)
IR curve correlation	46% to 93% (73% / 76%)	62% to 98% (83% / 84%)
Bond volatility	8% to 26% (15% / 14%)	5% to 32% (12% / 9%)
Inflation volatility	24% to 65% (44% / 40%)	24% to 65% (44% / 40%)
IR curve	N/M	4%
Credit	$93	$98
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	N/M	0 to 83 points (46 points)
Credit spread	10 to 481 bps (95 bps)	14 to 477 bps (68 bps)
Funding spread	15 to 590 bps (77 bps)	15 to 433 bps (55 bps)
Foreign exchange[2]	$(33)	$52
Option model:
IR - FX correlation	54% to 56% (55% 55%)	53% to 56% (55% / 54%)
IR volatility skew	45% to 79% (61% / 63%)	39% to 79% (64% / 63%)
IR curve	2% to 7% (5% / 7%)	-1% to 7% (2% / 0%)
Foreign exchange volatility skew	-37% to 25% (0% / 1%)	-4% to -2% (-3% / -3%)
Contingency probability	80% to 95% (93% / 95%)	90% to 95% (94% / 95%)
Equity[2]	$(654)	$(945)
Option model:
Equity volatility	7% to 96% (24%)	5% to 99% (24%)
Equity volatility skew	-6% to 0% (-1%)	-4% to 0% (-1%)
Equity correlation	5% to 97% (75%)	5% to 99% (73%)
FX correlation	-85% to 60% (-47%)	-85% to 37% (-42%)
IR correlation	12% to 30% (14%)	13% to 30% (15%)
Commodity and other	$1,434	$1,529
Option model:
Forward power price	$7 to $260 ($48) per MWh	$4 to $263 ($39) per MWh
Commodity volatility	8% to 196% (32%)	8% to 385% (22%)
Cross-commodity correlation	41% to 100% (94%)	43% to 100% (94%)
Liabilities Measured at Fair Value on a Recurring Basis
Deposits	$26	$67
Option model:
Equity volatility	N/M	7%
Securities sold under agreements to repurchase	$516	$651
Discounted cash flow:
Funding spread	84 to 131 bps (108 bps)	112 to 127 bps (120 bps)
Other secured financings	$120	$403
Comparable pricing:
Loan price	23 to 100 points (80 points)	30 to 100 points (83 points)

March 2022 Form 10-Q	40

Notes to Consolidated Financial Statements (Unaudited)

Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2022	At December 31, 2021
Borrowings	$2,399	$2,157
Option model:
Equity volatility	7% to 93% (24%)	7% to 85% (20%)
Equity volatility skew	-1% to 0% (0%)	-1% to 0% (0%)
Equity correlation	39% to 95% (85%)	41% to 95% (81%)
Equity - FX correlation	-55% to 25% (-27%)	-55% to 25% (-30%)
IR FX Correlation	-27% to 12% (-6% / -6%)	-26% to 8% (-5% / -5%)
IR curve correlation	46% to 93% (73% / 76%)	N/M
IR volatility skew	34% to 82% (51% / 45%)	N/M
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$1,370	$1,576
Corporate loan model:
Credit spread	79 to 447 bps (266 bps)	108 to 565 bps (284 bps)
Comparable pricing:
Loan price	47 to 80 points (63 points)	40 to 80 points (61 points)
Warehouse model:
Credit spread	187 to 280 bps (226 bps)	182 to 446 bps (376 bps)
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
For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 5 to the financial statements in the 2021 Form 10-K. During the current quarter, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
Net Asset Value Measurements
Fund Interests

	At March 31, 2022		At December 31, 2021
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,607	$579	$2,492	$615
Real estate	2,089	243	2,064	248
Hedge[1]	195	2	191	2
Total	$4,891	$824	$4,747	$865
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
For a description of the Firm’s investments in private equity funds, real estate funds and hedge funds, which are measured based on NAV, see Note 5 to the financial statements in the 2021 Form 10-K.
See Note 13 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received. See Note 19 for information regarding unrealized carried interest at risk of reversal.
Nonredeemable Funds by Contractual Maturity

	Carrying Value at March 31, 2022
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,041	$327
5-10 years	1,109	1,745
Over 10 years	457	17
Total	$2,607	$2,089
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At March 31, 2022
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,531	$1,370	$2,901
Other assets—Other investments	—	7	7
Other assets—ROU assets	4	—	4
Total	$1,535	$1,377	$2,912
Liabilities
Other liabilities and accrued expenses—Lending commitments	$201	$86	$287
Total	$201	$86	$287

41	March 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2021
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,035	$1,576	$5,611
Other assets—Other investments	—	8	8
Other assets—ROU assets	$16	$—	$16
Total	$4,051	$1,584	$5,635
Liabilities
Other liabilities and accrued expenses—Lending commitments	$173	$70	$243
Total	$173	$70	$243
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended March 31,
$ in millions	2022	2021
Assets
Loans[2]	$(43)	$(13)
Goodwill	—	(8)
Intangibles	—	(2)
Other assets—Other investments[3]	(2)	(51)
Other assets—Premises, equipment and software	(1)	(2)
Other assets—ROU assets	(2)	—
Total	$(48)	$(76)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$(49)	$4
Total	$(49)	$4
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
Financial Instruments Not Measured at Fair Value

	At March 31, 2022
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$136,086	$136,086	$—	$—	$136,086
Investment securities—HTM	80,439	29,099	45,633	1,044	75,776
Securities purchased under agreements to resell	127,765	—	125,543	2,186	127,729
Securities borrowed	150,995	—	150,995	—	150,995
Customer and other receivables	90,134	—	86,417	3,453	89,870
Loans[1]	196,260	—	24,140	170,269	194,409
Other assets	509	—	509	—	509
Financial liabilities
Deposits	$358,827	$—	$358,993	$—	$358,993
Securities sold under agreements to repurchase	59,104	—	59,089	—	59,089
Securities loaned	14,222	—	14,223	—	14,223
Other secured financings	4,057	—	4,059	—	4,059
Customer and other payables	243,281	—	243,281	—	243,281
Borrowings	153,854	—	155,443	4	155,447
	Commitment Amount
Lending commitments[2]	$141,421	$—	$1,162	$514	$1,676

	At December 31, 2021
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$127,725	$127,725	$—	$—	$127,725
Investment securities—HTM	80,168	29,454	49,352	1,076	79,882
Securities purchased under agreements to resell	119,992	—	117,922	2,075	119,997
Securities borrowed	129,713	—	129,713	—	129,713
Customer and other receivables	91,664	—	88,091	3,442	91,533
Loans[1]	188,134	—	25,706	163,784	189,490
Other assets	528	—	528	—	528
Financial liabilities
Deposits	$345,634	$—	$345,911	$—	$345,911
Securities sold under agreements to repurchase	61,397	—	61,419	—	61,419
Securities loaned	12,299	—	12,296	—	12,296
Other secured financings	4,908	—	4,910	—	4,910
Customer and other payables	228,631	—	228,631	—	228,631
Borrowings	156,787	—	162,154	4	162,158
	Commitment Amount
Lending commitments[2]	$133,519	$—	$890	$470	$1,360
1.Amounts include loans measured at fair value on a nonrecurring basis.
2.Represents Lending commitments accounted for as Held for Investment and Held for Sale. For a further discussion on lending commitments, see Note 13.

March 2022 Form 10-Q	42

Notes to Consolidated Financial Statements (Unaudited)
The previous tables exclude all non-financial assets and liabilities, such as Goodwill and Intangible assets, and certain financial instruments, such as equity method investments and certain receivables.
5. Fair Value Option
The Firm has elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models.
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At March 31, 2022	At December 31, 2021
Business Unit Responsible for Risk Management
Equity	$37,987	$37,046
Interest rates	27,100	28,638
Commodities	8,401	7,837
Credit	1,310	1,347
Foreign exchange	1,165	1,472
Total	$75,963	$76,340
Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended March 31,
$ in millions	2022	2021
Trading revenues	$4,655	$2,485
Interest expense	72	73
Net revenues[1]	$4,583	$2,412
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended March 31,
	2022		2021
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$24	$—	$158	$—
Deposits	—	(7)	—	(1)
Borrowings	—	878	(17)	185

$ in millions	At March 31, 2022	At December 31, 2021
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(1,568)	$(2,439)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At March 31, 2022	At December 31, 2021
Loans and other receivables[2]	$12,360	$12,633
Nonaccrual loans[2]	9,608	9,999
Borrowings[3]	704	(2,106)
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
Fair Value Loans on Nonaccrual Status

$ in millions	At March 31, 2022	At December 31, 2021
Nonaccrual loans	$908	$989
Nonaccrual loans 90 or more days past due	264	363
6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at March 31, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$235	$3	$—	$238
Foreign exchange	202	14	—	216
Total	437	17	—	454
Not designated as accounting hedges
Economic hedges of loans
Credit	2	12	—	14
Other derivatives
Interest rate	152,234	20,630	1,525	174,389
Credit	7,494	3,998	—	11,492
Foreign exchange	97,624	3,389	66	101,079
Equity	27,669	—	38,240	65,909
Commodity and other	34,517	—	14,789	49,306
Total	319,540	28,029	54,620	402,189
Total gross derivatives	$319,977	$28,046	$54,620	$402,643
Amounts offset
Counterparty netting	(222,597)	(25,328)	(50,605)	(298,530)
Cash collateral netting	(44,621)	(1,611)	—	(46,232)
Total in Trading assets	$52,759	$1,107	$4,015	$57,881
Amounts not offset[1]
Financial instruments collateral	(18,000)	—	—	(18,000)
Net amounts	$34,759	$1,107	$4,015	$39,881
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$10,704

43	March 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at March 31, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$51	$—	$—	$51
Foreign exchange	59	36	—	95
Total	110	36	—	146
Not designated as accounting hedges
Economic hedges of loans
Credit	15	308	—	323
Other derivatives
Interest rate	142,935	21,368	988	165,291
Credit	7,029	4,150	—	11,179
Foreign exchange	90,134	2,970	96	93,200
Equity	34,116	—	39,782	73,898
Commodity and other	27,290	—	15,548	42,838
Total	301,519	28,796	56,414	386,729
Total gross derivatives	$301,629	$28,832	$56,414	$386,875
Amounts offset
Counterparty netting	(222,597)	(25,328)	(50,605)	(298,530)
Cash collateral netting	(44,557)	(1,431)	—	(45,988)
Total in Trading liabilities	$34,475	$2,073	$5,809	$42,357
Amounts not offset[1]
Financial instruments collateral	(3,641)	—	(1,543)	(5,184)
Net amounts	$30,834	$2,073	$4,266	$37,173
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				8,824

	Assets at December 31, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$594	$1	$—	$595
Foreign exchange	191	6	—	197
Total	785	7	—	792
Not designated as accounting hedges
Economic hedges of loans
Credit	—	15	—	15
Other derivatives
Interest rate	147,585	7,002	383	154,970
Credit	5,749	3,186	—	8,935
Foreign exchange	73,276	1,219	39	74,534
Equity	28,877	—	41,455	70,332
Commodity and other	22,175	—	5,538	27,713
Total	277,662	11,422	47,415	336,499
Total gross derivatives	$278,447	$11,429	$47,415	$337,291
Amounts offset
Counterparty netting	(201,729)	(9,818)	(42,883)	(254,430)
Cash collateral netting	(43,495)	(1,212)	—	(44,707)
Total in Trading assets	$33,223	$399	$4,532	$38,154
Amounts not offset[1]
Financial instruments collateral	(10,457)	—	—	(10,457)
Net amounts	$22,766	$399	$4,532	$27,697
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,725

	Liabilities at December 31, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$86	$1	$—	$87
Foreign exchange	57	50	—	107
Total	143	51	—	194
Not designated as accounting hedges
Economic hedges of loans
Credit	17	412	—	429
Other derivatives
Interest rate	140,770	6,112	233	147,115
Credit	5,609	3,463	—	9,072
Foreign exchange	71,851	1,196	41	73,088
Equity	39,597	—	41,081	80,678
Commodity and other	17,188	—	5,740	22,928
Total	275,032	11,183	47,095	333,310
Total gross derivatives	$275,175	$11,234	$47,095	$333,504
Amounts offset
Counterparty netting	(201,729)	(9,818)	(42,883)	(254,430)
Cash collateral netting	(43,305)	(1,201)	—	(44,506)
Total in Trading liabilities	$30,141	$215	$4,212	$34,568
Amounts not offset[1]
Financial instruments collateral	(5,866)	(8)	(39)	(5,913)
Net amounts	$24,275	$207	$4,173	$28,655
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,194
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
Notionals of Derivative Contracts

	Assets at March 31, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$4	$73	$—	$77
Foreign exchange	9	1	—	10
Total	13	74	—	87
Not designated as accounting hedges
Economic hedges of loans
Credit	—	1	—	1
Other derivatives
Interest rate	3,626	9,434	758	13,818
Credit	231	150	—	381
Foreign exchange	3,806	146	10	3,962
Equity	516	—	419	935
Commodity and other	171	—	75	246
Total	8,350	9,731	1,262	19,343
Total gross derivatives	$8,363	$9,805	$1,262	$19,430

March 2022 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at March 31, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$128	$—	$128
Foreign exchange	4	3	—	7
Total	4	131	—	135
Not designated as accounting hedges
Economic hedges of loans
Credit	1	10	—	11
Other derivatives
Interest rate	3,577	9,060	629	13,266
Credit	231	146	—	377
Foreign exchange	3,690	139	19	3,848
Equity	547	—	770	1,317
Commodity and other	129	—	91	220
Total	8,175	9,355	1,509	19,039
Total gross derivatives	$8,179	$9,486	$1,509	$19,174

	Assets at December 31, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$4	$104	$—	$108
Foreign exchange	8	1	—	9
Total	12	105	—	117
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	3,488	7,082	570	11,140
Credit	216	105	—	321
Foreign exchange	3,386	95	10	3,491
Equity	495	—	407	902
Commodity and other	139	—	73	212
Total	7,724	7,282	1,060	16,066
Total gross derivatives	$7,736	$7,387	$1,060	$16,183

	Liabilities at December 31, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$99	$—	$99
Foreign exchange	5	3	—	8
Total	5	102	—	107
Not designated as accounting hedges
Economic hedges of loans
Credit	1	12	—	13
Other derivatives
Interest rate	3,827	6,965	445	11,237
Credit	225	106	—	331
Foreign exchange	3,360	88	12	3,460
Equity	552	—	735	1,287
Commodity and other	110	—	81	191
Total	8,075	7,171	1,273	16,519
Total gross derivatives	$8,080	$7,273	$1,273	$16,626
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 7 to the financial statements in the 2021 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended
	March 31,
$ in millions	2022	2021
Fair value hedges—Recognized in Interest income
Interest rate contracts	$795	$831
Investment Securities—AFS	(751)	(772)
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(6,233)	$(4,108)
Deposits	88	36
Borrowings	6,155	4,021
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$139	$405
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	(41)	1
Fair Value Hedges—Hedged Items

$ in millions	At March 31, 2022	At December 31, 2021
Investment Securities—AFS
Amortized cost basis currently or previously hedged	$11,039	$17,902
Basis adjustments included in amortized cost[1]	$(840)	$(591)
Deposits
Carrying amount currently or previously hedged	$4,807	$6,279
Basis adjustments included in carrying amount[1]	$(83)	$5
Borrowings
Carrying amount currently or previously hedged	$122,770	$122,919
Basis adjustments included in carrying amount—Outstanding hedges	$(3,831)	$2,324
Basis adjustments included in carrying amount—Terminated hedges	$(736)	$(743)
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

	Three Months Ended
	March 31,
$ in millions	2022	2021
Recognized in Other revenues
Credit contracts[1]	$51	$(105)
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At March 31, 2022	At December 31, 2021
Net derivative liabilities with credit risk-related contingent features	$22,090	$20,548
Collateral posted	14,470	14,789
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.

45	March 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At March 31, 2022
One-notch downgrade	$310
Two-notch downgrade	550
Bilateral downgrade agreements included in the amounts above[1]	$637
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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at March 31, 2022
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$11	$27	$30	$13	$81
Non-investment grade	5	13	17	5	40
Total	$16	$40	$47	$18	$121
Index and basket CDS
Investment grade	$2	$11	$107	$48	$168
Non-investment grade	9	16	37	24	86
Total	$11	$27	$144	$72	$254
Total CDS sold	$27	$67	$191	$90	$375
Other credit contracts	—	—	—	—	—
Total credit protection sold	$27	$67	$191	$90	$375
CDS protection sold with identical protection purchased					$331

	Years to Maturity at December 31, 2021
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$10	$26	$29	$9	$74
Non-investment grade	5	13	17	2	37
Total	$15	$39	$46	$11	$111
Index and basket CDS
Investment grade	$2	$11	$106	$15	$134
Non-investment grade	9	14	37	12	72
Total	$11	$25	$143	$27	$206
Total CDS sold	$26	$64	$189	$38	$317
Other credit contracts	—	—	—	—	—
Total credit protection sold	$26	$64	$189	$38	$317
CDS protection sold with identical protection purchased					$278
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At March 31, 2022	At December 31, 2021
Single-name CDS
Investment grade	$1,309	$1,428
Non-investment grade	(1,805)	(370)
Total	$(496)	$1,058
Index and basket CDS
Investment grade	$1,422	$1,393
Non-investment grade	(1,243)	(650)
Total	$179	$743
Total CDS sold	$(317)	$1,801
Other credit contracts	(3)	(3)
Total credit protection sold	$(320)	$1,798
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At March 31, 2022	At December 31, 2021
Single name	$138	$126
Index and basket	235	204
Tranched index and basket	22	18
Total	$395	$348

	Fair Value Asset (Liability)
$ in millions	At March 31, 2022	At December 31, 2021
Single name	$433	$(1,338)
Index and basket	228	(563)
Tranched index and basket	(340)	(451)
Total	$321	$(2,352)
The Firm enters into credit derivatives, principally CDS, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Firm’s counterparties for these derivatives are banks, broker-dealers, and insurance and other financial institutions.
The fair value amounts as shown in the previous tables are prior to cash collateral or counterparty netting. For further information on credit derivatives and other credit contracts, see Note 7 to the financial statements in the 2021 Form 10-K.

March 2022 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)
7. Investment Securities
AFS and HTM Securities

	At March 31, 2022
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$57,973	$25	$1,519	$56,479
U.S. agency securities[2]	23,863	13	1,143	22,733
Agency CMBS	8,596	42	189	8,449
State and municipal securities	1,334	5	37	1,302
FFELP student loan ABS[3]	1,401	4	14	1,391
Total AFS securities	93,167	89	2,902	90,354
HTM securities
U.S. Treasury securities	29,526	117	544	29,099
U.S. agency securities[2]	47,656	5	4,079	43,582
Agency CMBS	2,166	—	115	2,051
Non-agency CMBS	1,091	1	48	1,044
Total HTM securities	80,439	123	4,786	75,776
Total investment securities	$173,606	$212	$7,688	$166,130

	At December 31, 2021
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$58,974	$343	$296	$59,021
U.S. agency securities[2]	26,780	274	241	26,813
Agency CMBS	14,476	289	89	14,676
State and municipal securities	613	37	2	648
FFELP student loan ABS[3]	1,672	11	11	1,672
Total AFS securities	102,515	954	639	102,830
HTM securities
U.S. Treasury securities	28,653	882	81	29,454
U.S. agency securities[2]	48,195	169	1,228	47,136
Agency CMBS	2,267	—	51	2,216
Non-agency CMBS	1,053	28	5	1,076
Total HTM securities	80,168	1,079	1,365	79,882
Total investment securities	$182,683	$2,033	$2,004	$182,712
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
AFS Securities in an Unrealized Loss Position

	At March 31, 2022		At December 31, 2021
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$39,314	$1,252	$31,459	$296
12 months or longer	6,828	267	—	—
Total	46,142	1,519	31,459	296
U.S. agency securities
Less than 12 months	16,478	816	12,283	219
12 months or longer	3,624	327	1,167	22
Total	20,102	1,143	13,450	241
Agency CMBS
Less than 12 months	3,634	182	2,872	89
12 months or longer	142	7	10	—
Total	3,776	189	2,882	89
State and municipal securities
Less than 12 months	1,112	37	21	2
Total	1,112	37	21	2
FFELP student loan ABS
Less than 12 months	580	5	320	1
12 months or longer	412	9	591	10
Total	992	14	911	11
Total AFS securities in an unrealized loss position
Less than 12 months	61,118	2,292	46,955	607
12 months or longer	11,006	610	1,775	32
Total	$72,124	$2,902	$48,730	$639
For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2 in the 2021 Form 10-K and the Firm expects to recover the amortized cost basis of these securities. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of March 31, 2022 and December 31, 2021, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at March 31, 2022 and December 31, 2021 reflect an ACL of $30 million and $33 million, respectively, related to Non-agency CMBS. See Note 2 in the 2021 Form 10-K for a description of the ACL methodology used for HTM Securities. As of March 31, 2022, and December 31, 2021, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.

47	March 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Investment Securities by Contractual Maturity

	At March 31, 2022
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
AFS securities
U.S. Treasury securities:
Due within 1 year	$8,901	$8,911	1.6%
After 1 year through 5 years	45,839	44,349	1.0%
After 5 years through 10 years	3,233	3,219	1.1%
Total	57,973	56,479
U.S. agency securities:
Due within 1 year	12	12	0.5%
After 1 year through 5 years	335	322	1.2%
After 5 years through 10 years	1,179	1,148	1.8%
After 10 years	22,337	21,251	1.8%
Total	23,863	22,733
Agency CMBS:
Due within 1 year	217	217	1.8%
After 1 year through 5 years	1,318	1,298	1.6%
After 5 years through 10 years	5,339	5,337	1.8%
After 10 years	1,722	1,597	1.4%
Total	8,596	8,449
State and municipal securities:
Due within 1 year	7	7	1.4%
After 1 year through 5 years	24	25	2.3%
After 5 years through 10 years	106	103	2.4%
After 10 Years	1,197	1,167	2.6%
Total	1,334	1,302
FFELP student loan ABS:
After 1 year through 5 years	131	129	0.9%
After 5 years through 10 years	139	135	0.7%
After 10 years	1,131	1,127	1.2%
Total	1,401	1,391
Total AFS securities	93,167	90,354	1.4%

HTM securities
U.S. Treasury securities:
Due within 1 year	3,749	3,761	1.9%
After 1 year through 5 years	19,336	18,974	1.7%
After 5 years through 10 years	4,879	4,865	2.4%
After 10 years	1,562	1,499	2.3%
Total	29,526	29,099
U.S. agency securities:
After 5 years through 10 years	456	450	2.0%
After 10 years	47,200	43,132	1.7%
Total	47,656	43,582
Agency CMBS:
Due within 1 year	78	77	1.1%
After 1 year through 5 years	1,371	1,312	1.3%
After 5 years through 10 years	567	526	1.5%
After 10 years	150	136	1.5%
Total	2,166	2,051

	At March 31, 2022
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
Non-agency CMBS:
Due within 1 year	167	167	4.2%
After 1 year through 5 years	90	89	3.4%
After 5 years through 10 years	798	753	3.6%
After 10 years	36	35	4.4%
Total	1,091	1,044
Total HTM securities	80,439	75,776	1.8%
Total investment securities	$173,606	$166,130	1.6%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and considers the contractual coupon, amortization of premiums and accretion of discounts, and the effect of related hedging derivatives.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended March 31,
$ in millions	2022	2021
Gross realized gains	$126	$145
Gross realized (losses)	(82)	(11)
Total[1]	$44	$134
1.Realized gains and losses are recognized in Other revenues in the income statement.
8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At March 31, 2022
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$238,485	$(110,718)	$127,767	$(123,988)	$3,779
Securities borrowed	164,657	(13,662)	150,995	(143,492)	7,503
Liabilities
Securities sold under agreements to repurchase	$170,786	$(110,718)	$60,068	$(53,563)	$6,505
Securities loaned	27,884	(13,662)	14,222	(13,930)	292
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,772
Securities borrowed					849
Securities sold under agreements to repurchase					5,010
Securities loaned					151

March 2022 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2021
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$197,486	$(77,487)	$119,999	$(106,896)	$13,103
Securities borrowed	139,395	(9,682)	129,713	(124,028)	5,685
Liabilities
Securities sold under agreements to repurchase	$139,675	$(77,487)	$62,188	$(53,692)	$8,496
Securities loaned	21,981	(9,682)	12,299	(12,019)	280
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$12,514
Securities borrowed					1,041
Securities sold under agreements to repurchase					8,295
Securities loaned					139
1.Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
For further discussion of the Firm’s collateralized transactions, see Note 2 and Note 9 to the financial statements in the 2021 Form 10-K. For information related to offsetting of derivatives, see Note 6.
Gross Secured Financing Balances by Remaining Contractual Maturity

	At March 31, 2022
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$57,575	$55,401	$15,420	$42,390	$170,786
Securities loaned	17,040	—	675	10,169	27,884
Total included in the offsetting disclosure	$74,615	$55,401	$16,095	$52,559	$198,670
Trading liabilities— Obligation to return securities received as collateral	26,399	—	—	—	26,399
Total	$101,014	$55,401	$16,095	$52,559	$225,069

	At December 31, 2021
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$29,271	$53,987	$17,099	$39,318	$139,675
Securities loaned	11,480	364	650	9,487	21,981
Total included in the offsetting disclosure	$40,751	$54,351	$17,749	$48,805	$161,656
Trading liabilities— Obligation to return securities received as collateral	30,104	—	—	—	30,104
Total	$70,855	$54,351	$17,749	$48,805	$191,760
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At March 31, 2022	At December 31, 2021
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$51,940	$30,790
Other sovereign government obligations	87,195	73,063
Corporate equities	19,200	25,881
Other	12,451	9,941
Total	$170,786	$139,675
Securities loaned
Other sovereign government obligations	$858	$748
Corporate equities	26,528	20,656
Other	498	577
Total	$27,884	$21,981
Total included in the offsetting disclosure	$198,670	$161,656
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$26,370	$30,048
Other	29	56
Total	$26,399	$30,104
Total	$225,069	$191,760
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At March 31, 2022	At December 31, 2021
Trading assets	$32,061	$32,458
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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At March 31, 2022	At December 31, 2021
Collateral received with right to sell or repledge	$725,931	$672,104
Collateral that was sold or repledged[1]	564,304	510,000
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

49	March 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Securities Segregated for Regulatory Purposes

$ in millions	At March 31, 2022	At December 31, 2021
Segregated securities[1]	$30,324	$20,092
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Customer Margin and Other Lending

$ in millions	At March 31, 2022	At December 31, 2021
Margin and other lending	$56,348	$71,532
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
For a further discussion of the Firm’s margin lending activities, see Note 9 to the financial statements in the 2021 Form 10-K.
Also included in the amounts in the previous table is non-purpose securities-based lending on non-bank entities in the Wealth Management business segment.
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 12.
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At March 31, 2022
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,105	$7,069	$13,174
Secured lending facilities	29,896	4,661	34,557
Commercial real estate	8,276	1,986	10,262
Residential real estate	47,236	6	47,242
Securities-based lending and Other loans	91,413	291	91,704
Total loans	182,926	14,013	196,939
ACL	(679)		(679)
Total loans, net	$182,247	$14,013	$196,260
Loans to non-U.S. borrowers, net			$24,286

	At December 31, 2021
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$5,567	$8,107	$13,674
Secured lending facilities	31,471	3,879	35,350
Commercial real estate	7,227	1,777	9,004
Residential real estate	44,251	7	44,258
Securities-based lending and Other loans	86,440	62	86,502
Total loans	174,956	13,832	188,788
ACL	(654)		(654)
Total loans, net	$174,302	$13,832	$188,134
Loans to non-U.S. borrowers, net			$24,322
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 10 to the financial statements in the 2021 Form 10-K.
Loans by Interest Rate Type

	At March 31, 2022		At December 31, 2021
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$—	$13,174	$—	$13,674
Secured lending facilities	—	34,557	—	35,350
Commercial real estate	342	9,920	343	8,661
Residential real estate	20,754	26,488	18,966	25,292
Securities-based lending and Other loans	24,705	66,999	22,832	63,670
Total loans, before ACL	$45,801	$151,138	$42,141	$146,647
Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.
Loans Held for Investment before Allowance by Origination Year

	At March 31, 2022			At December 31, 2021
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$2,681	$2,541	$5,222	$2,356	$2,328	$4,684
2022	—	3	3
2021	—	94	94	—	85	85
2020	110	27	137	111	26	137
2019	—	169	169	—	176	176
2018	196	—	196	196	—	196
Prior	225	59	284	229	60	289
Total	$3,212	$2,893	$6,105	$2,892	$2,675	$5,567

	At March 31, 2022			At December 31, 2021
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$7,784	$18,539	$26,323	$7,603	$20,172	$27,775
2022	—	403	403
2021	32	429	461	32	467	499
2020	—	140	140	35	160	195
2019	43	753	796	43	819	862
2018	268	415	683	297	703	1,000
Prior	144	946	1,090	144	996	1,140
Total	$8,271	$21,625	$29,896	$8,154	$23,317	$31,471

March 2022 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

	At March 31, 2022			At December 31, 2021
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$4	$83	$87	$3	$149	$152
2022	122	1,020	1,142
2021	457	1,490	1,947	423	1,292	1,715
2020	92	812	904	91	819	910
2019	1,182	936	2,118	976	1,266	2,242
2018	603	325	928	527	416	943
Prior	188	962	1,150	189	1,076	1,265
Total	$2,648	$5,628	$8,276	$2,209	$5,018	$7,227

	At March 31, 2022
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$64	$24	$4	$92	$—	$92
2022	3,468	733	93	3,980	314	4,294
2021	12,115	2,623	263	13,996	1,005	15,001
2020	7,711	1,592	130	8,935	498	9,433
2019	4,520	1,039	143	5,351	351	5,702
2018	1,775	481	53	2,130	179	2,309
Prior	7,701	2,345	359	9,535	870	10,405
Total	$37,354	$8,837	$1,045	$44,019	$3,217	$47,236

	At December 31, 2021
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$65	$27	$4	$96	$—	$96
2021	12,230	2,638	257	14,116	1,009	15,125
2020	7,941	1,648	131	9,210	510	9,720
2019	4,690	1,072	140	5,536	366	5,902
2018	1,865	497	55	2,231	186	2,417
2017	2,157	558	65	2,588	192	2,780
Prior	5,973	1,919	319	7,485	726	8,211
Total	$34,921	$8,359	$971	$41,262	$2,989	$44,251

	At March 31, 2022
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$75,570	$6,105	$988	$82,663
2022	720	477	85	1,282
2021	800	565	152	1,517
2020	—	596	657	1,253
2019	19	994	602	1,615
2018	213	273	288	774
Prior	16	1,682	611	2,309
Total	$77,338	$10,692	$3,383	$91,413

	December 31, 2021
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$71,485	$6,170	$858	$78,513
2021	807	708	103	1,618
2020	—	651	626	1,277
2019	19	1,079	633	1,731
2018	232	273	375	880
2017	—	531	217	748
Prior	16	1,294	363	1,673
Total	$72,559	$10,706	$3,175	$86,440
IG—Investment Grade
NIG—Non-investment Grade
1. Securities-based loans are subject to collateral maintenance provisions, and at March 31, 2022 and December 31, 2021, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2021 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment.
Past Due Loans Held for Investment before Allowance1

$ in millions	At March 31, 2022	At December 31, 2021
Residential real estate	191	209
1.The majority of the amounts are past due for a period of less than 90 days.
Nonaccrual Loans Held for Investment before Allowance

$ in millions	At March 31, 2022	At December 31, 2021
Corporate	$77	$34
Secured lending facilities	110	375
Commercial real estate	287	195
Residential real estate	119	138
Securities-based lending and Other loans	142	151
Total[1]	$735	$893
Nonaccrual loans without an ACL	$112	$356
1.Includes all loans held for investment that are 90 days or more past due as of March 31, 2022 and December 31, 2021.
See Note 2 to the financial statements in the 2021 Form 10-K for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans.
Troubled Debt Restructurings

$ in millions	At March 31, 2022	At December 31, 2021
Loans, before ACL	$30	$49
Allowance for credit losses	—	8
Troubled debt restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions. See Note 2 to the financial statements in the 2021 Form 10-K for further information on TDR guidance issued by Congress in the CARES Act as well as by the U.S. banking agencies.

51	March 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses Rollforward and Allocation—Loans

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2021	$165	$163	$206	$60	$60	$654
Gross charge-offs	—	(3)	(7)	—	(1)	(11)
Provision (release)	6	12	6	13	2	39
Other	(1)	—	(2)	—	—	(3)
March 31, 2022	$170	$172	$203	$73	$61	$679
Percent of loans to total loans[1]	3%	16%	5%	26%	50%	100%

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2020	$309	$198	$211	$59	$58	$835
Gross charge-offs	(1)	—	(9)	—	—	(10)
Provision (release)	(56)	(3)	5	(5)	1	(58)
Other	(2)	(2)	(1)	—	—	(5)
March 31, 2021	$250	$193	$206	$54	$59	$762
Percent of loans to total loans[1]	4%	18%	5%	25%	48%	100%
CRE—Commercial real estate
SBL—Securities-based lending
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2021	$356	$41	$20	$1	$26	$444
Provision (release)	20	8	(7)	—	(3)	18
Other	(3)	—	—	—	—	(3)
March 31, 2022	$373	$49	$13	$1	$23	$459

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2020	$323	$38	$11	$1	$23	$396
Provision (release)	(33)	(4)	(2)	—	(1)	(40)
Other	(1)	1	(1)	—	(1)	(2)
March 31, 2021	$289	$35	$8	$1	$21	$354

The aggregate allowance for credit losses for loans and lending commitments increased in the current quarter, reflecting the Provision for credit losses primarily due to portfolio growth.The base scenario used in our ACL models as of March 31, 2022 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models, and assumes continued growth over the forecast period. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product. For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 10 to the financial statements in the 2021 Form 10-K.
Selected Credit Ratios

	At March 31, 2022	At December 31, 2021
ACL to total loans[1]	0.4%	0.4%
Nonaccrual loans to total loans[2]	0.4%	0.5%
ACL to nonaccrual loans[3]	92.4%	73.2%
1.Allowance for credit losses for loans to total loans held for investment.
2.Nonaccrual loans held for investment, which are loans that are 90 days or more past due, to total loans held for investment.
3.Allowance for credit losses for loans to nonaccrual loans held for investment.
Employee Loans

$ in millions	At March 31, 2022	At December 31, 2021
Currently employed by the Firm[1]	$3,759	$3,613
No longer employed by the Firm[2]	105	$113
Employee loans	$3,864	$3,726
ACL	(146)	(153)
Employee loans, net of ACL	$3,718	$3,573
Remaining repayment term, weighted average in years	5.7	5.7
1.These loans are predominantly current as of March 31, 2022 and December 31, 2021.
2.These loans are predominantly past due for a period of 90 days or more as of March 31, 2022 and December 31, 2021.
Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives, are full recourse and generally require periodic repayments, and are due in full upon termination of employment with the Firm. These loans are recorded in Customer and other receivables in the balance sheet. See Note 2 to the financial statements in the 2021 Form 10-K for a description of the CECL allowance methodology, including credit quality indicators, for employee loans.
10. Other Assets—Equity Method Investments
Equity Method Investments

$ in millions	At March 31, 2022	At December 31, 2021
Investments	$2,138	$2,214

	Three Months Ended March 31,
$ in millions	2022	2021
Income (loss)	$6	$(24)
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

March 2022 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)
Japanese Securities Joint Venture

	Three Months Ended March 31,
$ in millions	2022	2021
Income (loss) from investment in MUMSS	$4	$32
For more information on Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) and other relationships with Mitsubishi UFJ Financial Group, Inc., see Note 12 to the financial statements in the 2021 Form 10-K.
11. Deposits
Deposits

$ in millions	At March 31, 2022	At December 31, 2021
Savings and demand deposits	$348,651	$332,747
Time deposits	12,189	14,827
Total	$360,840	$347,574
Deposits subject to FDIC insurance	$234,779	$230,894
Deposits not subject to FDIC insurance	$126,061	$116,680
Time Deposit Maturities

$ in millions	At March 31, 2022
2022	$3,423
2023	4,187
2024	2,796
2025	882
2026	306
Thereafter	595
Total	$12,189

12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At March 31, 2022	At December 31, 2021
Original maturities of one year or less	$4,146	$5,764
Original maturities greater than one year
Senior	$212,687	$213,776
Subordinated	12,984	13,587
Total	$225,671	$227,363
Total borrowings	$229,817	$233,127
Weighted average stated maturity, in years[1]	7.3	7.7
1.Only includes borrowings with original maturities greater than one year.
Other Secured Financings

$ in millions	At March 31, 2022	At December 31, 2021
Original maturities:
One year or less	$3,778	$4,573
Greater than one year	5,030	5,468
Total	$8,808	$10,041
Transfers of assets accounted for as secured financings	$1,071	$1,556
Other secured financings include the liabilities related to collateralized notes, transfers of financial assets that are accounted for as financings rather than sales and consolidated VIEs where the Firm is deemed to be the primary beneficiary. These liabilities are generally payable from the cash flows of the related assets accounted for as Trading assets. See Note 14 for further information on other secured financings related to VIEs and securitization activities.
For transfers of assets that fail to meet accounting criteria for a sale, the Firm continues to record the assets and recognizes the associated liabilities in the balance sheet.
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at March 31, 2022
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$14,186	$36,316	$50,242	$6,200	$106,944
Secured lending facilities	6,524	7,576	3,640	553	18,293
Commercial and Residential real estate	412	813	26	259	1,510
Securities-based lending and Other	11,447	3,380	506	412	15,745
Forward-starting secured financing receivables	61,272	—	—	—	61,272
Central counterparty	300	—	—	4,772	5,072
Underwriting	40	3,150	—	—	3,190
Investment activities	1,157	176	52	380	1,765
Letters of credit and other financial guarantees	129	—	—	3	132
Total	$95,467	$51,411	$54,466	$12,579	$213,923
Lending commitments participated to third parties					$7,963
Forward-starting secured financing receivables settled within three business days					$51,192
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 15 to the financial statements in the 2021 Form 10-K.

53	March 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Guarantees

	At March 31, 2022
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,316,262	$914,129	$322,125	$821,128	$(67,840)
Standby letters of credit and other financial guarantees issued[2]	1,441	1,079	1,124	2,686	29
Market value guarantees	89	2	—	—	—
Liquidity facilities	4,382	—	—	—	4
Whole loan sales guarantees	—	2	85	23,095	—
Securitization representations and warranties[3]	—	—	—	79,059	(42)
General partner guarantees	348	12	32	152	(79)
Client clearing guarantees	150	—	—	—	—
1.The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. For further information on derivatives contracts, see Note 6.
2.These amounts include certain issued standby letters of credit participated to third parties, totaling $0.8 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of March 31, 2022, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $78 million.
3.Related to commercial and residential mortgage securitizations.
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
For more information on the nature of the obligations and related business activities for our guarantees, see Note 15 to the financial statements in the 2021 Form 10-K.
Other Guarantees and Indemnities
In the normal course of business, the Firm provides guarantees and indemnifications in a variety of transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications related to indemnities, exchange and clearinghouse member guarantees and merger and acquisition guarantees are described in Note 15 to the financial statements in the 2021 Form 10-K.
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
Contingencies
Legal
In addition to the matter described below, in the normal course of business, the Firm has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or are in financial distress. These actions have included, but are not limited to, antitrust, false claims act, residential mortgage and credit crisis-related matters.
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
For certain other legal proceedings and investigations, the Firm can estimate reasonably possible losses, additional

March 2022 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
losses, ranges of loss or ranges of additional loss in excess of amounts accrued but does not believe, based on current knowledge and after consultation with counsel, that such losses could have a material adverse effect on the Firm’s financial statements as a whole, other than the matter referred to in the following paragraph.
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts the prior set-off by the Firm of approximately €124 million (approximately $137 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2012. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and to keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority’s appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On June 22, 2020, the Firm filed an appeal against the decision of the Court of Appeal in Amsterdam before the Dutch High Court. On January 29, 2021, the Advocate General of the Dutch High Court issued an advisory opinion on the Firm’s appeal, which rejected the Firm’s principal grounds of appeal. On February 11, 2021, the Firm and the Dutch Authority each responded to this opinion. On June 22, 2021, Dutch criminal authorities sought various documents in connection with an investigation of the Firm related to the civil claims asserted by the Dutch Authority concerning the accuracy of the Firm subsidiary’s tax returns and the maintenance of its books and records for 2007 to 2012.
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At March 31, 2022		At December 31, 2021
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$1,272	$383	$1,177	$409
Investment vehicles[2]	813	429	717	294
Operating entities	509	37	508	39
Other	579	288	510	286
Total	$3,173	$1,137	$2,912	$1,028
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
2.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At March 31, 2022	At December 31, 2021
Assets
Cash and cash equivalents	$334	$341
Trading assets at fair value	2,252	1,965
Investment securities	34	37
Securities purchased under agreements to resell	200	200
Customer and other receivables	26	31
Intangible assets	82	85
Other assets	245	253
Total	$3,173	$2,912
Liabilities
Other secured financings	$963	$767
Other liabilities and accrued expenses	174	261
Total	$1,137	$1,028
Noncontrolling interests	$119	$115
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
Non-consolidated VIEs

	At March 31, 2022
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$116,627	$1,379	$6,465	$2,043	$54,186
Maximum exposure to loss[3]
Debt and equity interests	$13,005	$157	$—	$1,449	$11,055
Derivative and other contracts	—	—	4,382	—	4,374
Commitments, guarantees and other	1,007	—	—	—	1,454
Total	$14,012	$157	$4,382	$1,449	$16,883
Carrying value of variable interests—Assets
Debt and equity interests	$13,005	$157	$—	$1,449	$11,055
Derivative and other contracts	—	—	6	—	1,642
Total	$13,005	$157	$6	$1,449	$12,697
Additional VIE assets owned[4]					$13,339
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$1	$—	$280

55	March 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2021
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$146,071	$667	$6,089	$2,086	$52,111
Maximum exposure to loss[3]
Debt and equity interests	$18,062	$129	$—	$1,459	$10,339
Derivative and other contracts	—	—	4,100	—	5,599
Commitments, guarantees and other	771	—	—	—	1,005
Total	$18,833	$129	$4,100	$1,459	$16,943
Carrying value of variable interests–Assets
Debt and equity interests	$18,062	$129	$—	$1,459	$10,339
Derivative and other contracts	—	—	5	—	2,006
Total	$18,062	$129	$5	$1,459	$12,345
Additional VIE assets owned[4]					$15,392
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$362
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At March 31, 2022		At December 31, 2021
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$12,741	$2,164	$15,216	$2,182
Commercial mortgages	67,450	4,058	68,503	4,092
U.S. agency collateralized mortgage obligations	31,914	4,818	57,972	9,835
Other consumer or commercial loans	4,522	1,965	4,380	1,953
Total	$116,627	$13,005	$146,071	$18,062
Transferred Assets with Continuing Involvement

	At March 31, 2022
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$8,677	$101,928	$33,602	$12,574
Retained interests
Investment grade	$96	$754	$363	$—
Non-investment grade	26	576	—	57
Total	$122	$1,330	$363	$57
Interests purchased in the secondary market
Investment grade	$55	$65	$134	$4
Non-investment grade	44	49	—	2
Total	$99	$114	$134	$6
Derivative assets	$—	$—	$—	$1,050
Derivative liabilities	—	—	—	185

	At December 31, 2021
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$6,802	$94,276	$28,697	$13,121
Retained interests
Investment grade	$72	$638	$465	$—
Non-investment grade	19	586	—	69
Total	$91	$1,224	$465	$69
Interests purchased in the secondary market
Investment grade	$18	$118	$33	$—
Non-investment grade	38	53	—	4
Total	$56	$171	$33	$4
Derivative assets	$—	$—	$—	$891
Derivative liabilities	—	—	—	284

	Fair Value At March 31, 2022
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$461	$—	$461
Non-investment grade	11	45	56
Total	$472	$45	$517
Interests purchased in the secondary market
Investment grade	$250	$8	$258
Non-investment grade	60	35	95
Total	$310	$43	$353
Derivative assets	$1,050	$—	$1,050
Derivative liabilities	140	45	185

March 2022 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

	Fair Value at December 31, 2021
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$536	$2	$538
Non-investment grade	40	40	80
Total	$576	$42	$618
Interests purchased in the secondary market
Investment grade	$168	$1	$169
Non-investment grade	70	25	95
Total	$238	$26	$264
Derivative assets	$891	$—	$891
Derivative liabilities	194	90	284
RML—Residential mortgage loans
CML—Commercial mortgage loans
1.Amounts include CLO transactions managed by unrelated third parties.
2.Amounts include assets transferred by unrelated transferors.
The previous tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment. The transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statement. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are generally carried at fair value in the balance sheet with changes in fair value recognized in the income statement. Fair value for these interests is measured using techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Note 2 in the 2021 Form 10-K and Note 4 herein. Further, as permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the following Assets Sold with Retained Exposure table.
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended March 31,
$ in millions	2022	2021
New transactions[1]	$8,260	$14,790
Retained interests	1,622	2,579
Sales of corporate loans to CLO SPEs[1,2]	4	—
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).
Assets Sold with Retained Exposure

$ in millions	At March 31, 2022	At December 31, 2021
Gross cash proceeds from sale of assets[1]	$60,826	$67,930
Fair value
Assets sold	$62,015	$68,992
Derivative assets recognized in the balance sheet	1,474	1,195
Derivative liabilities recognized in the balance sheet	284	132
1.The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
The Firm enters into transactions in which it sells securities, primarily equities, and contemporaneously enters into bilateral OTC derivatives with the purchasers of the securities, through which it retains exposure to the sold securities.
For a discussion of the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 16 to the financial statements in the 2021 Form 10-K.
15. Regulatory Requirements
Regulatory Capital Framework and Requirements
For a discussion of the Firm’s regulatory capital framework, see Note 17 to the financial statements in the 2021 Form 10-K.
The Firm is required to maintain minimum risk-based and leverage-based capital ratios under regulatory capital requirements. A summary of the calculations of regulatory capital and RWA follows.
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At March 31, 2022 and December 31, 2021, the differences between the actual and required ratios were lower under the Standardized Approach.
CECL Deferral. As of December 31, 2021, the risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure were calculated excluding the effect of the adoption of CECL based on the Firm’s election to defer this effect over a five-year transition period that began on January 1, 2020. In 2022 the deferral impacts began to phase in at 25% per year and will become fully phased-in beginning in 2025.

57	March 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Capital Buffer Requirements

	At March 31, 2022 and December 31, 2021
	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	2.5%
SCB	5.7%	N/A
G-SIB capital surcharge	3.0%	3.0%
CCyB[1]	0%	0%
Capital buffer requirement	8.7%	5.5%
1.The CCyB can be set up to 2.5%, but is currently set by the Federal Reserve at zero.
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
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At March 31, 2022 and December 31, 2021
		Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.2%	10.0%
Tier 1 capital ratio	6.0%	14.7%	11.5%
Total capital ratio	8.0%	16.7%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
The Firm’s Regulatory Capital and Capital Ratios

$ in millions	Required Ratio[1]	At March 31, 2022	At December 31, 2021
Risk-based capital
Common Equity Tier 1 capital		$72,477	$75,742
Tier 1 capital		80,121	83,348
Total capital		89,468	93,166
Total RWA		501,429	471,921
Common Equity Tier 1 capital ratio	13.2%	14.5%	16.0%
Tier 1 capital ratio	14.7%	16.0%	17.7%
Total capital ratio	16.7%	17.8%	19.7%

$ in millions	Required Ratio[1]	At March 31, 2022	At December 31, 2021
Leverage-based capital
Adjusted average assets[2]		$1,184,494	$1,169,939
Tier 1 leverage ratio	4.0%	6.8%	7.1%
Supplementary leverage exposure[3]		$1,466,624	$1,476,962
SLR	5.0%	5.5%	5.6%
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
U.S. Bank Subsidiaries’ Regulatory Capital and Capital Ratios
The OCC establishes capital requirements for the Firm’s U.S. bank subsidiaries, which includes Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”), and evaluates their compliance with such capital requirements. Regulatory capital requirements for the U.S. Bank Subsidiaries are calculated in a similar manner to the Firm’s regulatory capital requirements, although G-SIB capital surcharge and SCB requirements do not apply to the U.S. Bank Subsidiaries.
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
At March 31, 2022 and December 31, 2021, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. As of December 31, 2021, the risk-based and leverage-based capital amounts and ratios were

March 2022 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)
calculated excluding the effect of the adoption of CECL based on MSBNA’s and MSPBNA’s election to defer this effect over a five-year transition period that began on January 1, 2020. In 2022 the deferral impacts began to phase in at 25% per year and will become fully phased-in beginning in 2025.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At March 31, 2022		At December 31, 2021
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$18,386	18.7%	$18,960	20.5%
Tier 1 capital	8.0%	8.5%	18,386	18.7%	18,960	20.5%
Total capital	10.0%	10.5%	18,961	19.3%	19,544	21.1%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$18,386	9.3%	$18,960	10.2%
SLR	6.0%	3.0%	18,386	7.4%	18,960	8.1%
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At March 31, 2022[2]		At December 31, 2021
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$15,142	29.4%	$10,293	24.3%
Tier 1 capital	8.0%	8.5%	15,142	29.4%	10,293	24.3%
Total capital	10.0%	10.5%	15,237	29.6%	10,368	24.5%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$15,142	7.4%	$10,293	6.9%
SLR	6.0%	3.0%	15,142	7.3%	10,293	6.7%
1.Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the ability to make capital distributions, including the payment of dividends.
2.Regulatory capital amounts and ratios as of March 31, 2022 include the amounts from E*TRADE Bank (“ETB”) and E*TRADE Savings Bank (“ETSB”) as a result of the merger described herein.
Additionally, MSBNA is conditionally registered with the SEC as a security-based swap dealer and is provisionally registered with the CFTC as a swap dealer. However, as MSBNA is prudentially regulated as a bank, its capital requirements continue to be determined by its banking regulators.
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At March 31, 2022	At December 31, 2021
Net capital	$16,799	$18,383
Excess net capital	12,261	14,208
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC, respectively, and provisionally registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and provisionally-registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At March 31, 2022 and December 31, 2021, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
The following subsidiaries are also subject to various regulatory capital requirements and operated with capital in excess of their respective regulatory capital requirements as of March 31, 2022 and December 31, 2021, as applicable:
•MSSB,
•MSIP,
•Morgan Stanley Europe Holdings SE Group, including MSESE,
•MSMS,
•MSCS,
•MSCG, and
•E*TRADE Securities LLC.
ETB and ETSB were each previously subject to the capital requirements of the OCC until January 1, 2022, when ETSB merged with and into ETB, and subsequently ETB merged with and into MSPBNA, with MSPBNA as the surviving bank.
See Note 17 to the financial statements in the 2021 Form 10-K for further information.
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At March 31, 2022	Liquidation Preference per Share	At March 31, 2022	At December 31, 2021
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
Total			$7,750	$7,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.

On March 15, 2021, the Firm announced the redemption in whole of its outstanding Series J preferred stock. On notice of redemption, the amount due to holders of Series J Preferred Stock was reclassified to Borrowings, and on April 15, 2021, the redemption settled at the carrying value of $1.5 billion.

59	March 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
For a description of Series A through Series O preferred stock, see Note 18 to the financial statements in the 2021 Form 10-K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
Share Repurchases

	Three Months Ended March 31,
$ in millions	2022	2021
Repurchases of common stock under the Firm’s Share Repurchase Program	$2,872	$2,135
On June 28, 2021, the Firm announced that its Board of Directors authorized the repurchase of up to $12 billion of outstanding common stock from July 1, 2021 through June 30, 2022, from time to time as conditions warrant. For more information on share repurchases, see Note 18 to the financial statements in the 2021 Form 10-K.
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended March 31,
in millions	2022	2021
Weighted average common shares outstanding, basic	1,733	1,795
Effect of dilutive RSUs and PSUs	22	23
Weighted average common shares outstanding and common stock equivalents, diluted	1,755	1,818
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	5	1
Dividends

$ in millions, except per share data	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$242	$11	$250	$11
C	25	13	25	13
E	445	15	445	15
F	430	14	430	14
H2	—	—	241	13
I	398	16	398	16
J3	—	—	253	15
K	366	15	366	15
L	305	6	305	6
M4	29	12	29	12
N5	2,650	8	2,650	8
O6	266	14	—	—
Total Preferred stock		$124		$138
Common stock	$0.70	$1,252	$0.35	$635
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.A notice of redemption was issued for Series H preferred stock on November 19, 2021.
3.Series J was payable semiannually until July 15, 2020, after which it was payable quarterly until its redemption.
4.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.
5.Series N is payable semiannually until March 15, 2023 and thereafter will be payable quarterly.
6.Series O is payable semiannually until January 15, 2027 and thereafter will be payable quarterly.
Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Total
December 31, 2021	$(1,002)	$245	$(551)	$(1,794)	$(3,102)
OCI during the period	(48)	(2,395)	5	638	(1,800)
March 31, 2022	$(1,050)	$(2,150)	$(546)	$(1,156)	$(4,902)
December 31, 2020	$(795)	$1,787	$(498)	$(2,456)	$(1,962)
OCI during the period	(141)	(776)	5	120	(792)
March 31, 2021	$(936)	$1,011	$(493)	$(2,336)	$(2,754)
CTA—Cumulative foreign currency translation adjustments
1.Amounts are net of tax and noncontrolling interests.

Components of Period Changes in OCI

	Three Months Ended March 31, 2022
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(60)	$(45)	$(105)	$(57)	$(48)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(60)	$(45)	$(105)	$(57)	$(48)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(3,084)	$723	$(2,361)	$—	$(2,361)
Reclassified to earnings	(44)	10	(34)	—	(34)
Net OCI	$(3,128)	$733	$(2,395)	$—	$(2,395)
Pension and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	5	—	5	—	5
Net OCI	$5	$—	$5	$—	$5
Change in net DVA
OCI activity	$871	$(211)	$660	$22	$638
Reclassified to earnings	—	—	—	—	—
Net OCI	$871	$(211)	$660	$22	$638

	Three Months Ended March 31, 2021
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(104)	$(115)	$(219)	$(78)	$(141)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(104)	$(115)	$(219)	$(78)	$(141)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(876)	$203	$(673)	$—	$(673)
Reclassified to earnings	(134)	31	(103)	—	(103)
Net OCI	$(1,010)	$234	$(776)	$—	$(776)
Pension and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	7	(2)	5	—	5
Net OCI	$7	$(2)	$5	$—	$5
Change in net DVA
OCI activity	$167	$(43)	$124	$17	$107
Reclassified to earnings	17	(4)	13	—	13
Net OCI	$184	$(47)	$137	$17	$120

March 2022 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)
17. Interest Income and Interest Expense

	Three Months Ended March 31,
$ in millions	2022	2021
Interest income
Investment securities	$777	$849
Loans	1,156	988
Securities purchased under agreements to resell[1,2]	13	(55)
Securities borrowed[1,3]	(217)	(241)
Trading assets, net of Trading liabilities	524	510
Customer receivables and Other[4]	397	386
Total interest income	$2,650	$2,437

Interest expense
Deposits	$73	$120
Borrowings	685	714
Securities sold under agreements to repurchase[1,5]	49	37
Securities loaned[1,6]	93	77
Customer payables and Other[7]	(466)	(539)
Total interest expense	$434	$409
Net interest	$2,216	$2,028
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
Accrued Interest

$ in millions	At March 31, 2022	At December 31, 2021
Customer and other receivables	$2,309	$1,800
Customer and other payables	2,659	2,164
18. Income Taxes
The Firm is routinely under examination by the IRS and other tax authorities in certain countries, such as Japan and the U.K., and in states and localities in which it has significant business operations, such as New York.
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
19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended March 31, 2022
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,634	$143	$—	$(19)	$1,758
Trading	4,205	(231)	(9)	18	3,983
Investments	99	12	(36)	—	75
Commissions and fees[1]	774	723	—	(81)	1,416
Asset management[1,2]	147	3,626	1,388	(42)	5,119
Other	117	122	(2)	(3)	234
Total non-interest revenues	6,976	4,395	1,341	(127)	12,585
Interest income	1,062	1,637	7	(56)	2,650
Interest expense	381	97	13	(57)	434
Net interest	681	1,540	(6)	1	2,216
Net revenues	$7,657	$5,935	$1,335	$(126)	$14,801
Provision for credit losses	$44	$13	$—	$—	$57
Compensation and benefits	2,604	3,125	545	—	6,274
Non-compensation expenses	2,222	1,224	562	(126)	3,882
Total non-interest expenses	$4,826	$4,349	$1,107	$(126)	$10,156
Income before provision for income taxes	$2,787	$1,573	$228	$—	$4,588
Provision for income taxes	535	301	37	—	873
Net income	2,252	1,272	191	—	3,715
Net income applicable to noncontrolling interests	61	—	(12)	—	49
Net income applicable to Morgan Stanley	$2,191	$1,272	$203	$—	$3,666

	Three Months Ended March 31, 2021
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,613	$251	$—	$(24)	$2,840
Trading	4,073	126	3	23	4,225
Investments	86	2	230	—	318
Commissions and fees[1]	870	851	—	(95)	1,626
Asset management[1,2]	139	3,191	1,103	(35)	4,398
Other	158	153	(24)	(3)	284
Total non-interest revenues	7,939	4,574	1,312	(134)	13,691
Interest income	970	1,486	8	(27)	2,437
Interest expense	332	101	6	(30)	409
Net interest	638	1,385	2	3	2,028
Net revenues	$8,577	$5,959	$1,314	$(131)	$15,719
Provision for credit losses	$(93)	$(5)	$—	$—	$(98)
Compensation and benefits	3,114	3,170	514	—	6,798
Non-compensation expenses	2,185	1,194	430	(134)	3,675
Total non-interest expenses	$5,299	$4,364	$944	$(134)	$10,473
Income before provision for income taxes	$3,371	$1,600	$370	$3	$5,344
Provision for income taxes	736	358	81	1	1,176
Net income	2,635	1,242	289	2	4,168
Net income applicable to noncontrolling interests	34	—	14	—	48
Net income applicable to Morgan Stanley	$2,601	$1,242	$275	$2	$4,120
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
For a discussion about the Firm’s business segments, see Note 23 to the financial statements in the 2021 Form 10-K.

61	March 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Detail of Investment Banking Revenues

	Three Months Ended March 31,
$ in millions	2022	2021
Institutional Securities Advisory	$944	$480
Institutional Securities Underwriting	690	2,133
Firm Investment banking revenues from contracts with customers	90%	92%
Trading Revenues by Product Type

	Three Months Ended March 31,
$ in millions	2022	2021
Interest rate	$391	$859
Foreign exchange	648	274
Equity[1]	2,007	1,695
Commodity and other	525	861
Credit	412	536
Total	$3,983	$4,225
1.Dividend income is included within equity contracts.
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At March 31, 2022	At December 31, 2021
Net cumulative unrealized performance-based fees at risk of reversing	$824	$802
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended March 31,
$ in millions	2022	2021
Fee waivers	$124	$94
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
Other Expenses—Transaction Taxes

	Three Months Ended March 31,
$ in millions	2022	2021
Transaction taxes	$258	$238
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region

	Three Months Ended March 31,
$ in millions	2022	2021
Americas	$10,464	$11,191
EMEA	2,311	2,159
Asia	2,026	2,369
Total	$14,801	$15,719
For a discussion about the Firm’s geographic net revenues, see Note 23 to the financial statements in the 2021 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended March 31,
$ in millions	2022	2021
Non-interest revenues	$1,005	$541
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At March 31, 2022	At December 31, 2021
Customer and other receivables	$3,445	$3,591
Receivables from contracts with customers, which are included within Customer and other receivables in the balance

March 2022 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)
sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At March 31, 2022	At December 31, 2021
Institutional Securities	$826,242	$792,135
Wealth Management	378,501	378,438
Investment Management	17,490	17,567
Total[1]	$1,222,233	$1,188,140
1. Parent assets have been fully allocated to the business segments.

63	March 2022 Form 10-Q

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31,
	2022			2021
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$177,572	$777	1.8%	$187,294	$849	1.8%
Loans[1]	191,551	1,156	2.4%	151,636	988	2.6%
Securities purchased under agreements to resell[2,3]:
U.S.	52,389	36	0.3%	61,935	27	0.2%
Non-U.S.	64,150	(23)	(0.1)%	52,239	(82)	(0.6)%
Securities borrowed[2,4]:
U.S.	122,203	(176)	(0.6)%	85,341	(196)	(0.9)%
Non-U.S.	21,229	(41)	(0.8)%	15,095	(45)	(1.2)%
Trading assets, net of Trading liabilities[5]:
U.S.	79,509	430	2.2%	72,416	410	2.3%
Non-U.S.	16,606	94	2.3%	17,946	100	2.3%
Customer receivables and Other[6]:
U.S.	129,162	355	1.1%	137,859	337	1.0%
Non-U.S.	76,545	42	0.2%	75,177	49	0.3%
Total	$930,916	$2,650	1.2%	$856,938	$2,437	1.2%
Interest bearing liabilities
Deposits[1]	$348,916	$73	0.1%	$320,257	$120	0.2%
Borrowings[1,7]	228,942	685	1.2%	215,688	714	1.3%
Securities sold under agreements to repurchase[2,8,10]:
U.S.	22,979	40	0.7%	29,661	47	0.6%
Non-U.S.	36,148	9	0.1%	23,215	(10)	(0.2)%
Securities loaned[2,9,10]:
U.S.	5,489	(1)	(0.1)%	4,428	(3)	(0.3)%
Non-U.S.	7,771	94	4.9%	3,848	80	8.4%
Customer payables and Other[11]:
U.S.	136,407	(368)	(1.1)%	129,438	(437)	(1.4)%
Non-U.S.	74,919	(98)	(0.5)%	68,782	(102)	(0.6)%
Total	$861,571	$434	0.2%	$795,317	$409	0.2%
Net interest income and net interest rate spread		$2,216	1.0%		$2,028	1.0%
1.Amounts include primarily U.S. balances.
2.Certain prior period amounts have been reclassified to conform to the current presentation.
3.Includes interest paid on Securities purchased under agreements to resell.
4.Includes fees paid on Securities borrowed.
5.Excludes non-interest earning assets and non-interest bearing liabilities, such as equity securities.
6.Includes Cash and cash equivalents.
7.Average daily balance includes borrowings carried at fair value, but for certain borrowings, interest expense is considered part of fair value and is recorded in Trading revenues.
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

March 2022 Form 10-Q	64

Glossary of Common Terms and Acronyms

2021 Form 10-K	Annual report on Form 10-K for year ended December 31, 2021 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRM	Credit Risk Management Department
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVO	Fair value option
G-SIB	Global systemically important banks
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statement	Consolidated income statement
IRS	Internal Revenue Service
IS	Institutional Securities

LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TDR	Troubled debt restructuring
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

65	March 2022 Form 10-Q

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
Legal Proceedings
The following developments have occurred since previously reporting certain matters in the Firm’s 2021 Form 10-K. See also the disclosures set forth under “Legal Proceedings” in the 2021 Form 10-K.
Residential Mortgage Related Matters
On March 29, 2022, Deutsche Bank National Trust Company, in its capacity as trustee, announced that the certificateholders participating in the consent solicitation had approved the settlement agreement in Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc. The Trustee unconditionally accepted the financial terms of that settlement on April 18, 2022, which caused the settlement to become final and binding on all parties. On April 27, 2022, the parties filed a stipulation of voluntary discontinuance, dismissing the action with prejudice.
On April 27, 2022, the parties’ agreement to settle Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. became final and binding after Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc. was voluntarily dismissed.
Block Trading Matter
In addition to the investigations noted in the Firm’s 2021 Form 10-K, the Firm faces potential civil liability arising from claims that have been or may be asserted by block transaction participants or others who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Firm and/or its employees.
Record Keeping Matter
The Firm has been responding to requests for information from regulators concerning its compliance with record-keeping requirements in connection with business communications on messaging platforms that have not been approved by the Firm, and is engaging in efforts to resolve such matters.
Risk Factors
For a discussion of the risk factors affecting the Firm, see “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Shares Purchased as Part of Share Repurchase Program[2,3]	Dollar Value of Remaining Authorized Repurchase
January	11,020,364	$96.80	3,796,900	$5,235
February	14,022,622	$100.23	12,855,200	$3,940
March	13,586,163	$88.94	13,514,500	$2,738
Three Months Ended March 31, 2022	38,629,149	$95.28	30,166,600
1.Includes 8,462,549 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended March 31, 2022.
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
On June 28, 2021, the Firm announced that its Board of Directors authorized the repurchase of up to $12 billion of outstanding common stock from July 1, 2021 through June 30, 2022, from time to time as conditions warrant. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer.”
Other Information
None.

March 2022 Form 10-Q	66

Exhibits

Exhibit No.	Description
15	Letter of awareness from Deloitte & Touche LLP, dated May 4, 2022, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ RAJA J. AKRAM
Raja J. Akram Deputy Chief Financial Officer, Chief Accounting Officer and Controller
Date: May 4, 2022

67	March 2022 Form 10-Q