Form 10-Q
period 2022-06-30
MORGAN STANLEY
filed 2022-08-05
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
Commission File Number 1-11758
(Exact name of Registrant as specified in its charter)

Delaware	1585 Broadway			36-3145972	(212)	761-4000
(State or other jurisdiction of incorporation or organization)	New York,	NY	10036	(I.R.S. Employer Identification No.)	(Registrant’s telephone number, including area code)
	(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	MS	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate	MS/PA	New York Stock Exchange
Non-Cumulative Preferred Stock, Series A, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PE	New York Stock Exchange
Non-Cumulative Preferred Stock, Series E, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PF	New York Stock Exchange
Non-Cumulative Preferred Stock, Series F, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PI	New York Stock Exchange
Non-Cumulative Preferred Stock, Series I, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PK	New York Stock Exchange
Non-Cumulative Preferred Stock, Series K, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 4.875%	MS/PL	New York Stock Exchange
Non-Cumulative Preferred Stock, Series L, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 4.250%	MS/PO	New York Stock Exchange
Non-Cumulative Preferred Stock, Series O, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 6.500%	MS/PP	New York Stock Exchange
Non-Cumulative Preferred Stock, Series P, $0.01 par value
Global Medium-Term Notes, Series A, Fixed Rate Step-Up Senior Notes Due 2026	MS/26C	New York Stock Exchange
of Morgan Stanley Finance LLC (and Registrant’s guarantee with respect thereto)
Global Medium-Term Notes, Series A, Floating Rate Notes Due 2029	MS/29	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 29, 2022, there were 1,716,826,307 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2022

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
•Climate Report; and
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

June 2022 Form 10-Q	1

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended June 30, 2022
•The Firm reported net revenues of $13.1 billion demonstrating the benefits of our diversified franchise as the businesses navigated a challenging market environment.
•The Firm delivered ROTCE of 13.8%, or 14.3% excluding the impact of integration-related expenses (see “Selected Non-GAAP Financial Information” herein).
•The Firm’s expense efficiency ratio was 74%, impacted by $200 million related to a regulatory matter concerning the use of unapproved personal devices and the Firm’s record-keeping requirements. In the first half of the year, the expense efficiency ratio was 71%, or 70% excluding the impact of integration-related expenses (see “Selected Non-GAAP Financial Information” herein).
•At June 30, 2022, our Standardized Common Equity Tier 1 capital ratio was 15.2%.
•Institutional Securities net revenues of $6.1 billion reflect increases in Fixed Income and Equity as clients remained engaged in volatile markets, while limited activity in Investment Banking was impacted by the uncertain macroeconomic environment.
•Wealth Management delivered a pre-tax margin of 26.5% or 28.2% excluding integration-related expenses (see “Selected Non-GAAP Financial Information” herein). Net revenues were $5.7 billion, negatively impacted by mark-to-market losses on investments associated with certain employee deferred compensation plans. The business added net new assets of $53 billion in the quarter and $195 billion in the first half of 2022. The quarter also saw continued growth in bank lending and $29 billion of fee-based flows.
•Investment Management net revenues were $1.4 billion. The diversified business helped results despite lower equity markets.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share1
1.Adjusted Diluted EPS was $1.44 for the current quarter and $1.89 for the prior year quarter. Adjusted Diluted EPS was $3.51 for the current year period and $4.11 for the prior year period (see “Selected Non-GAAP Financial Information” herein for further information).
We reported net revenues of $13.1 billion in the quarter ended June 30, 2022 (“current quarter,” or “2Q 2022”) compared with $14.8 billion in the quarter ended June 30, 2021 (“prior year quarter,” or “2Q 2021”). For the current quarter, net income applicable to Morgan Stanley was $2.5 billion, or $1.39 per diluted common share, compared with $3.5 billion or $1.85 per diluted common share in the prior year quarter.
We reported net revenues of $27.9 billion in the six months ended June 30, 2022 (“current year period,” or “YTD 2022”), compared with $30.5 billion in the period ended June 30, 2021 (“prior year period,” or “YTD 2021”). For the current year period, net income applicable to Morgan Stanley was $6.2 billion, or $3.41 per diluted common share, compared with $7.6 billion or $4.04 per diluted common share in the prior year period.

2	June 2022 Form 10-Q

Management’s Discussion and Analysis
Non-interest Expenses1
($ in millions)

$10,120
(4)%
$9,712
$3,697
37%
13%
$4,162
43%
$6,423
63%
(14)%
$5,550
57%
2Q 2021
Δ
2Q 2022
Compensation and benefits expenses
Non-compensation expenses

$20,593
(4)%
$19,868
$7,372
36%
9%
$8,044
40%
$13,221
64%
(11)%
$11,824
60%
YTD 2021
Δ
YTD 2022
Compensation and benefits expenses
Non-compensation expenses

1.The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to the total.
•Compensation and benefits expenses of $5,550 million in the current quarter decreased 14% from the prior year quarter, primarily due to lower expenses related to certain deferred compensation plans linked to investment performance and lower stock-based compensation expense driven by the Firm’s share price, partially offset by the impact of higher headcount. Compensation and benefits expenses of $11,824 million in the current year period decreased 11% from the prior year period, primarily due to lower expenses related to certain deferred compensation plans linked to investment performance and lower stock-based compensation expense driven by the Firm’s share price, and lower discretionary incentive compensation, partially offset by the impact of higher headcount, and an increase due to the formulaic payout to Wealth Management representatives driven by higher compensable revenues.
•Non-compensation expenses of $4,162 million in the current quarter increased 13% from the prior year quarter, primarily due to higher legal expenses, including $200 million related to the aforementioned regulatory matter in the current quarter, increased volume-related expenses and increased investments in technology. Non-compensation expenses of $8,044 million in the current year period increased 9% from the prior year period, primarily due to higher legal expenses, including $200 million related to the aforementioned regulatory matter in the current quarter, and increased investments in technology.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $101 million in the current quarter was primarily due to portfolio growth and deterioration in macroeconomic outlook. The Provision for credit losses on loans and lending commitments in the prior year quarter was $73 million, primarily driven by one secured lending facility.
The Provision for credit losses on loans and lending commitments of $158 million in the current year period was primarily due to portfolio growth and deterioration in macroeconomic outlook. The Provision for credit losses on loans and lending commitments in the prior year period was a net release of $25 million, primarily as a result of improvements in the outlook of macroeconomic conditions, as the forecasted effects of the COVID-19 pandemic became less severe, and the impact of paydowns on corporate loans, including by lower-rated borrowers, partially offset by the provision for one secured lending facility in the prior year period.
For further information on the Provision for credit losses, see “Credit Risk” herein.

June 2022 Form 10-Q	3

Management’s Discussion and Analysis
Business Segment Results
Net Revenues by Segment1
($ in millions)

$14,759
$1,702, 12%
$6,095
41%
$7,092
48%
(17)%
(6)%
(14)%
$13,132
$1,411, 11%
$5,736
44%
$6,119
47%
2Q 2021
Δ
2Q 2022
Institutional Securities
Wealth Management
Investment Management

Net Income Applicable to Morgan Stanley by Segment1
($ in millions)

$3,511
$341, 10%
$1,264
36%
$1,904
54%
(45)%
(6)%
(41)%
$2,495
$188, 8%
$1,190
48%
$1,121
45%
2Q 2021
Δ
2Q 2022
Institutional Securities
Wealth Management
Investment Management

$7,631
$616, 8%
$2,506
33%
$4,505
59%
(37)%
(2)%
(26)%
$6,161
$391, 6%
$2,462
40%
$3,312
54%
YTD 2021
Δ
YTD 2022
Institutional Securities
Wealth Management
Investment Management

1.The percentages on the bars in the charts represent the contribution of each business segment to the total of the applicable financial category and may not sum to 100% due to intersegment eliminations. See Note 19 to the financial statements for details of intersegment eliminations.
•Institutional Securities net revenues of $6,119 million in the current quarter decreased 14% from the prior year quarter and net revenues of $13,776 million in the current year period decreased 12% from the prior year period, primarily reflecting for both periods lower underwriting revenues, partially offset by higher Fixed Income business revenue.
•Wealth Management net revenues of $5,736 million in the current quarter decreased 6% from the prior year quarter and net revenues of $11,671 million in the current year period decreased 3% from the prior year period, primarily reflecting for both periods lower Transactional revenues, partially offset by higher Net interest and Asset management revenues.
•Investment Management net revenues of $1,411 million in the current quarter decreased 17% from the prior year quarter, as a result of lower Performance-based income and other revenues and lower Asset management and related fees. Net revenues of $2,746 million in the current year

4	June 2022 Form 10-Q

Management’s Discussion and Analysis
period decreased 9% from the prior year period, as a result of lower Performance-based income and other revenues, partially offset by higher Asset management and related fees, including incremental revenues related to the Eaton Vance acquisition.
Net Revenues by Region1, 2
($ in millions)

$14,759
$1,781, 12%
$2,093, 14%
$10,885
74%
1%
(20)%
(11)%
$13,132
$1,792, 14%
$1,678, 13%
$9,662
73%
2Q 2021
Δ
2Q 2022
Americas
EMEA
Asia

$30,478
$4,150, 14%
$4,252, 14%
$22,076
72%
(8)%
(6)%
(9)%
$27,933
$3,818, 14%
$3,989, 14%
$20,126
72%
YTD 2021
Δ
YTD 2022
Americas
EMEA
Asia

1.The percentages on the bars in the charts represent the contribution of each region to the total.
2.For a discussion of how the geographic breakdown of net revenues is determined, see Note 23 to the financial statements in the 2021 Form 10-K.
Americas net revenues in the current quarter decreased 11% from the prior year quarter, primarily driven by the Investment banking business and Other net revenues within the Institutional Securities business segment and results from the Wealth Management business segment, partially offset by higher results from the Fixed Income business within the Institutional Securities business segment. EMEA net revenues decreased 20% from the prior year quarter, primarily driven by the Investment banking business within the Institutional Securities business segment and results from the Investment Management business segment.
Americas net revenues in the current year period decreased 9% from the prior year period, primarily driven by the Investment banking business and Other net revenues within the Institutional Securities business segment and results from the Wealth Management business segment. EMEA net revenues decreased 6% from the prior year quarter, primarily driven by the Investment banking business within the Institutional Securities business segment. Asia net revenues decreased 8% from the prior year quarter, primarily driven by the Investment banking business within the Institutional Securities business segment.

June 2022 Form 10-Q	5

Management’s Discussion and Analysis
Selected Financial Information and Other Statistical Data

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Consolidated results
Net revenues	$13,132	$14,759	$27,933	$30,478
Earnings applicable to Morgan Stanley common shareholders	$2,391	$3,408	$5,933	$7,390
Earnings per diluted common share	$1.39	$1.85	$3.41	$4.04
Consolidated financial measures
Expense efficiency ratio[1]	74%	69%	71%	68%
Adjusted expense efficiency ratio[1,2]	73%	68%	70%	67%
ROE[3]	10.1%	13.8%	12.4%	15.3%
Adjusted ROE[2,3]	10.5%	14.1%	12.8%	15.6%
ROTCE[2,3]	13.8%	18.6%	16.8%	19.8%
Adjusted ROTCE[2,3]	14.3%	19.0%	17.3%	20.1%
Pre-tax margin[4]	25%	31%	28%	33%
Effective tax rate	23.6%	23.1%	20.9%	22.5%
Average liquidity resources[5]	$306,370	$351,914	N/M	N/M
Pre-tax margin by segment[4]
Institutional Securities	25%	35%	32%	37%
Wealth Management	27%	27%	27%	27%
Wealth Management, adjusted[2]	28%	28%	28%	28%
Investment Management	18%	25%	17%	27%
Investment Management, adjusted[2]	19%	27%	19%	28%

in millions, except per share and employee data	At June 30, 2022	At December 31, 2021
Loans[6]	$214,573	$200,761
Total assets	$1,173,776	$1,188,140
Deposits	$347,148	$347,574
Borrowings	$226,177	$233,127
Common shareholders' equity	$93,846	$97,691
Tangible common shareholders’ equity[2]	$69,043	$72,499
Common shares outstanding	1,723	1,772
Book value per common share[7]	$54.46	$55.12
Tangible book value per common share[2,7]	$40.07	$40.91
Worldwide employees (in thousands)	78	75
Client assets[8] (in billions)	$5,597	$6,554
Capital Ratios[9]
Common Equity Tier 1 capital—Standardized	15.2%	16.0%
Tier 1 capital—Standardized	16.9%	17.7%
Common Equity Tier 1 capital—Advanced	15.5%	17.4%
Tier 1 capital—Advanced	17.1%	19.1%
Tier 1 leverage	6.6%	7.1%
SLR	5.4%	5.6%
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
8.Client assets represents Wealth Management client assets and Investment Management AUM. Certain Wealth Management client assets are invested in Investment Management products and are also included in Investment Management’s AUM. The prior period has been revised to conform to the current period presentation. See "Business Segments—Wealth Management" herein for additional information.
9.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
Russia and Ukraine War
We continue to monitor the war in Ukraine and its impact on both the Ukrainian and Russian economies, as well as related impacts on other world economies and the financial markets. Our direct exposure to both Russia and Ukraine remains limited. We are not entering any new business onshore in Russia and our activities in Russia are limited to helping global clients address and close out pre-existing obligations.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.

6	June 2022 Form 10-Q

Management’s Discussion and Analysis
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions, except per share data	2022	2021	2022	2021
Earnings applicable to Morgan Stanley common shareholders	$2,391	$3,408	$5,933	$7,390
Impact of adjustments:
Wealth Management—Compensation expenses	4	9	5	39
Wealth Management—Non-compensation expenses	92	51	166	85
Investment Management—Compensation expenses	7	16	16	19
Investment Management—Non-compensation expenses	17	14	40	22
Integration-related expenses	120	90	227	165
Related tax benefit	(28)	(21)	(53)	(38)
Adjusted earnings applicable to Morgan Stanley common shareholders—non-GAAP[1]	$2,483	$3,477	$6,107	$7,517
Earnings per diluted common share	$1.39	$1.85	$3.41	$4.04
Impact of adjustments	0.05	0.04	0.10	0.07
Adjusted earnings per diluted common share—non-GAAP[1]	$1.44	$1.89	$3.51	$4.11
Expense efficiency ratio	74%	69%	71%	68%
Impact of adjustments	(1)%	(1)%	(1)%	(1)%
Adjusted expense efficiency ratio—non-GAAP[1]	73%	68%	70%	67%
Wealth Management Pre-tax margin	27%	27%	27%	27%
Impact of adjustments	1%	1%	1%	1%
Adjusted Wealth Management pre-tax margin—non-GAAP[1]	28%	28%	28%	28%
Investment Management Pre-tax margin	18%	25%	17%	27%
Impact of adjustments	1%	2%	2%	1%
Adjusted Investment Management pre-tax margin—non-GAAP[1]	19%	27%	19%	28%

$ in millions	At June 30, 2022	At December 31, 2021
Tangible equity
Common shareholders' equity	$93,846	$97,691
Less: Goodwill and net intangible assets	(24,803)	(25,192)
Tangible common shareholders' equity—non-GAAP	$69,043	$72,499

	Average Monthly Balance
	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Tangible equity
Common shareholders' equity	$94,311	$98,824	$95,537	$96,309
Less: Goodwill and net intangible assets	(24,934)	(25,611)	(25,021)	(21,738)
Tangible common shareholders' equity—non-GAAP	$69,377	$73,213	$70,516	$74,571

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2022	2021	2022	2021
Average common equity
Unadjusted—GAAP	$94.3	$98.8	$95.5	$96.3
Adjusted[1]—Non-GAAP	94.3	98.8	95.6	96.4
ROE[2]
Unadjusted—GAAP	10.1%	13.8%	12.4%	15.3%
Adjusted[1]—Non-GAAP	10.5%	14.1%	12.8%	15.6%
Average tangible common equity—Non-GAAP
Unadjusted	$69.4	$73.2	$70.5	$74.6
Adjusted[1]	69.4	73.2	70.6	74.6
ROTCE[2]—Non-GAAP
Unadjusted	13.8%	18.6%	16.8%	19.8%
Adjusted[1]	14.3%	19.0%	17.3%	20.1%
Non-GAAP Financial Measures by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2022	2021	2022	2021
Average common equity[3]
Institutional Securities	$48.8	$43.5	$48.8	$43.5
Wealth Management	31.0	28.6	31.0	28.6
Investment Management	10.6	10.7	10.6	7.1
ROE[4]
Institutional Securities	9%	17%	13%	20%
Wealth Management	15%	17%	15%	17%
Investment Management	7%	13%	7%	17%
Average tangible common equity[3]
Institutional Securities	$48.3	$42.9	$48.3	$42.9
Wealth Management	16.3	13.4	16.3	13.4
Investment Management	0.8	1.0	0.8	1.0
ROTCE[4]
Institutional Securities	9%	17%	13%	20%
Wealth Management	29%	37%	29%	36%
Investment Management	99%	172%	102%	117%
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
For further information on non-GAAP measures (ROTCE excluding integration-related expenses), see “Selected Non-GAAP Financial Information” herein.

June 2022 Form 10-Q	7

Management’s Discussion and Analysis
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
The global economic and geopolitical environment in the current quarter has been characterized by continued inflation, rising interest rates and volatility in global financial markets. This environment has had a mixed impact on our businesses, which is discussed further herein.
For an overview of the components of our business segments, net revenues, compensation expense and income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments” in the 2021 Form 10-K.

8	June 2022 Form 10-Q

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

	Three Months Ended June 30,
$ in millions	2022	2021	% Change
Revenues
Advisory	$598	$664	(10)%
Equity	148	1,072	(86)%
Fixed income	326	640	(49)%
Total Underwriting	474	1,712	(72)%
Total Investment banking	1,072	2,376	(55)%
Equity	2,960	2,827	5%
Fixed income	2,500	1,682	49%
Other	(413)	207	N/M
Net revenues	$6,119	$7,092	(14)%
Provision for credit losses	82	70	17%
Compensation and benefits	2,050	2,433	(16)%
Non-compensation expenses	2,433	2,091	16%
Total non-interest expenses	4,483	4,524	(1)%
Income before provision for income taxes	1,554	2,498	(38)%
Provision for income taxes	395	574	(31)%
Net income	1,159	1,924	(40)%
Net income applicable to noncontrolling interests	38	20	90%
Net income applicable to Morgan Stanley	$1,121	$1,904	(41)%

	Six Months Ended June 30,
$ in millions	2022	2021	% Change
Revenues
Advisory	$1,542	$1,144	35%
Equity	406	2,574	(84)%
Fixed income	758	1,271	(40)%
Total Underwriting	1,164	3,845	(70)%
Total Investment banking	2,706	4,989	(46)%
Equity	6,134	5,702	8%
Fixed income	5,423	4,648	17%
Other	(487)	330	N/M
Net revenues	$13,776	$15,669	(12)%
Provision for credit losses	126	(23)	N/M
Compensation and benefits	4,654	5,547	(16)%
Non-compensation expenses	4,655	4,276	9%
Total non-interest expenses	9,309	9,823	(5)%
Income before provision for income taxes	4,341	5,869	(26)%
Provision for income taxes	930	1,310	(29)%
Net income	3,411	4,559	(25)%
Net income applicable to noncontrolling interests	99	54	83%
Net income applicable to Morgan Stanley	$3,312	$4,505	(26)%
Investment Banking
Investment Banking Volumes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2022	2021	2022	2021
Completed mergers and acquisitions[1]	$158	$151	$486	$378
Equity and equity-related offerings[2,3]	3	33	11	70
Fixed income offerings[2,4]	52	108	133	213
Source: Refinitiv data as of July 1, 2022. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Revenues of $1,072 million in the current quarter decreased 55% compared with the prior year quarter, primarily reflecting a decrease in equity underwriting and fixed income underwriting revenues.
•Advisory revenues decreased primarily due to fewer completed transactions.
•Equity underwriting revenues decreased on lower volumes in line with market levels, with lower revenues across all products.
•Fixed income underwriting revenues decreased primarily due to lower bond issuances and lower non-investment grade loan issuances.
Revenues of $2,706 million in the current year period decreased 46% compared with the prior year period, primarily reflecting a decrease in equity underwriting and fixed income underwriting revenues, partially offset by an increase in advisory revenues.
•Advisory revenues increased primarily due to higher levels of completed transactions.
•Equity underwriting revenues decreased on lower volumes in line with market levels, with lower revenues across all products.
•Fixed income underwriting revenues decreased primarily due to lower bond issuances and lower non-investment grade loan issuances.
See “Investment Banking Volumes” herein.

June 2022 Form 10-Q	9

Management’s Discussion and Analysis
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended June 30, 2022
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,354	$140	$33	$2	$1,529
Execution services	869	621	(9)	(50)	1,431
Total Equity	$2,223	$761	$24	$(48)	$2,960
Total Fixed Income	$2,077	$82	$404	$(63)	$2,500

	Three Months Ended June 30, 2021
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,138	$121	$117	$3	$1,379
Execution services	818	636	(45)	39	1,448
Total Equity	$1,956	$757	$72	$42	$2,827
Total Fixed Income	$1,148	$72	$417	$45	$1,682

	Six Months Ended June 30, 2022
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$2,606	$272	$120	$5	$3,003
Execution services	1,793	1,314	(43)	67	3,131
Total Equity	$4,399	$1,586	$77	$72	$6,134
Total Fixed Income	$4,335	$179	$912	$(3)	$5,423

	Six Months Ended June 30, 2021
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,783	$251	$299	$6	$2,339
Execution services	1,932	1,436	(107)	102	3,363
Total Equity	$3,715	$1,687	$192	$108	$5,702
Total Fixed Income	$3,461	$153	$856	$178	$4,648
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Current Quarter
Equity
Net revenues of $2,960 million in the current quarter increased 5% compared with the prior year quarter, primarily reflecting an increase in financing.
•Financing revenues increased primarily due to improved spreads driven by a change in client balance mix and elevated activity.
•Execution services revenues were relatively unchanged.
Fixed Income
Net revenues of $2,500 million in the current quarter increased 49% compared with the prior year quarter, reflecting an increase in global macro and commodities products.
•Global macro products saw improved client flow in the current quarter and revenues increased from the prior year quarter due to the impact of market conditions on inventory held to facilitate client activity and increased client activity.
•Credit products revenues was relatively unchanged from the prior year quarter.
•Commodities products and other fixed income revenues increased primarily driven by higher client activity and the impact of market conditions on inventory held to facilitate client activity in Commodities.
Other Net Revenues
Other Net revenues in the current quarter decreased compared with the prior year quarter, primarily due to higher mark-to-market losses on corporate loans held for sale, net of hedges, and losses compared with gains in the prior year quarter on investments associated with certain employee deferred compensation plans.
Current Year Period
Equity

Net revenues of $6,134 million in the current year period increased 8% compared with the prior year period, reflecting an increase in financing, partially offset by a decrease in execution services.
•Financing revenues increased primarily due to the prior year period being impacted by a credit event for a single client.
•Execution services revenues decreased primarily due to lower client activity and the impact of market conditions on inventory held to facilitate client activity in cash equities, partially offset by the absence of trading losses related to the aforementioned credit event and the impact of market conditions on inventory held to facilitate client activity in derivatives.
Fixed Income

Net revenues of $5,423 million in the current year period increased 17% compared with the prior year period, primarily reflecting an increase in global macro and commodities products, partially offset by a decrease in credit products.
•Global macro products saw improved client flow in the current year period and revenues increased from the prior year period due to the impact of market conditions on inventory held to facilitate client activity and increased client activity.
•Credit products revenues decreased primarily due to the impact of market conditions on inventory held to facilitate client activity across products.
•Commodities products and other fixed income revenues increased primarily driven by higher client activity and the impact of market conditions on inventory held to facilitate client activity in Commodities.

10	June 2022 Form 10-Q

Management’s Discussion and Analysis
Other Net Revenues

Other Net revenues in the current year period decreased compared with the prior year period, primarily due to losses compared with gains in the prior year period on investments associated with certain employee deferred compensation plans, and higher mark-to-market losses on corporate loans held for sale, net of hedges.
Provision for Credit Losses
Provision for credit losses on loans and lending commitments of $82 million in the current quarter was primarily driven by portfolio growth and deterioration in macroeconomic outlook. The Provision for credit losses on loans and lending commitments was $70 million in the prior year quarter, primarily driven by one secured lending facility.
Provision for credit losses on loans and lending commitments of $126 million in the current year period was primarily driven by portfolio growth and deterioration in macroeconomic outlook. The Provision for credit losses on loans and lending commitments was a net release of $23 million in the prior year period, primarily as a result of improvements in the outlook for macroeconomic conditions, as the forecasted effects of the COVID-19 pandemic became less severe, and the impact of paydowns on corporate loans, including by lower-rated borrowers, partially offset by the provision for one secured lending facility in the prior year period.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-interest Expenses
Non-interest expenses of $4,483 million in the current quarter were relatively unchanged from the prior year quarter, with lower Compensation and benefits expenses offset by higher Non-compensation expenses.
•Compensation and benefits expenses decreased in the current quarter, primarily due to lower stock-based compensation expense driven by the Firm’s share price, lower expenses related to certain deferred compensation plans linked to investment performance, and lower discretionary incentive compensation on lower revenues, partially offset by the impact of higher headcount.
•Non-compensation expenses increased in the current quarter, primarily due to an increase in legal expenses, including $200 million related to the aforementioned regulatory matter in the current quarter, and higher volume-related expenses reflecting higher business activity.

Non-interest expenses of $9,309 million in the current year period decreased 5% compared with the prior year period, primarily as a result of lower Compensation and benefits expenses, partially offset by higher Non-compensation expenses.
•Compensation and benefits expenses decreased in the current year period, primarily due to lower discretionary incentive compensation on lower revenues, lower stock-based compensation expense driven by the Firm’s share price and lower expenses related to certain deferred compensation plans linked to investment performance, partially offset by the impact of higher headcount.
•Non-compensation expenses increased in the current year period, primarily due to an increase in legal expenses, including $200 million related to the aforementioned regulatory matter in the current quarter.

June 2022 Form 10-Q	11

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended June 30,
$ in millions	2022	2021	% Change
Revenues
Asset management	$3,510	$3,447	2%
Transactional[1]	291	1,172	(75)%
Net interest	1,747	1,255	39%
Other[1]	188	221	(15)%
Net revenues	5,736	6,095	(6)%
Provision for credit losses	19	3	N/M
Compensation and benefits	2,895	3,275	(12)%
Non-compensation expenses	1,301	1,181	10%
Total non-interest expenses	4,196	4,456	(6)%
Income before provision for income taxes	$1,521	$1,636	(7)%
Provision for income taxes	331	372	(11)%
Net income applicable to Morgan Stanley	$1,190	$1,264	(6)%

	Six Months Ended June 30,
$ in millions	2022	2021	% Change
Revenues
Asset management	$7,136	$6,638	8%
Transactional[1]	926	2,400	(61)%
Net interest	3,287	2,640	25%
Other[1]	322	376	(14)%
Net revenues	11,671	12,054	(3)%
Provision for credit losses	32	(2)	N/M
Compensation and benefits	6,020	6,445	(7)%
Non-compensation expenses	2,525	2,375	6%
Total non-interest expenses	8,545	8,820	(3)%
Income before provision for income taxes	$3,094	$3,236	(4)%
Provision for income taxes	632	730	(13)%
Net income applicable to Morgan Stanley	$2,462	$2,506	(2)%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues. Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At June 30, 2022	At December 31, 2021
Total client assets[1]	$4,246	$4,989
U.S. Bank Subsidiary loans	$144	$129
Margin and other lending[2]	$25	$31
Deposits[3]	$340	$346
Annualized weighted average cost of deposits	0.28%	0.10%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net new assets[4]	$52.9	$71.2	$194.9	$176.1
1.The prior period amount has been revised. See “Self-directed Channel” herein for additional information.
2.Margin and other lending represents margin lending arrangements, which allow customers to borrow against the value of qualifying securities and other lending which includes non‐purpose securities-based lending on non‐bank entities.
3.Deposits are sourced from Wealth Management clients and other sources of funding on the U.S. Bank Subsidiaries. Deposits include sweep deposit programs, savings and other, and time deposits. Excludes approximately $8 billion and $9 billion of off-balance sheet deposits as of June 30, 2022 and December 31, 2021, respectively.
4.Net new assets represent client inflows, including dividends and interest, and asset acquisitions, less client outflows, and exclude activity from business combinations/divestitures and the impact of fees and commissions.
Advisor-led Channel

$ in billions	At June 30, 2022	At December 31, 2021
Advisor-led client assets[1]	$3,427	$3,886
Fee-based client assets[2]	$1,717	$1,839
Fee-based client assets as a percentage of advisor-led client assets	50%	47%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fee-based asset flows[3]	$28.5	$33.7	$125.7	$70.9
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
Self-directed Channel

$ in billions	At June 30, 2022	At December 31, 2021
Self-directed assets[1]	$819	$1,103
Self-directed households (in millions)[2]	7.8	7.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Daily average revenue trades (“DARTs”) (in thousands)[3]	880	1,042	948	1,324
1.Self-directed assets represent active accounts which are not advisor led. Active accounts are defined as having at least $25 in assets. The prior period amount has been revised to include certain additional vested client employee stock options to align the timing of recognition with other existing Morgan Stanley client assets.
2.Self-directed households represent the total number of households that include at least one account with self-directed assets. Individual households or participants that are engaged in one or more of our Wealth Management channels are included in each of the respective channel counts.
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.

12	June 2022 Form 10-Q

Management’s Discussion and Analysis
Workplace Channel1

$ in billions	At June 30, 2022	At December 31, 2021
Stock plan unvested assets[2]	$323	$509
Stock plan participants (in millions)[3]	6.1	5.6
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
Net Revenues
Asset Management
Asset management revenues of $3,510 million in the current quarter increased 2% compared with the prior year quarter, primarily due to higher fee-based asset levels in the current quarter as a result of positive fee-based flows, partially offset by lower market levels.
In the current year period, asset management increased 8% to $7,136 million compared with the prior year period, primarily due to higher fee-based asset levels in the current year period as a result of positive fee-based flows and market appreciation since the prior year period.
See “Fee-Based Client Assets—Rollforwards” herein.
Transactional Revenues
Transactional revenues of $291 million in the current quarter decreased 75% compared with the prior year quarter, primarily due to losses on investments associated with certain employee deferred compensation plans, lower client activity, and lower revenues from the distribution of structured product and closed-end fund issuances.
In the current year period, transactional revenues decreased 61% to $926 million compared with the prior year period, primarily due to losses on investments associated with certain employee deferred compensation plans, lower client activity in equities, and lower revenues from the distribution of closed-end fund and structured product issuances.
Net Interest
Net interest of $1,747 million in the current quarter increased 39% compared with the prior year quarter, primarily due to net effect of higher interest rates and growth in bank lending.
In the current year period, Net interest increased 25% to $3,287 million compared with the prior year period, primarily due to net effect of higher interest rates and growth in bank lending.
Non-interest Expenses
Non-interest expenses of $4,196 million in the current quarter decreased 6% compared with the prior year quarter, primarily as a result of lower Compensation and benefits expenses, partially offset by higher Non-compensation expenses .
•Compensation and benefits expenses decreased in the current quarter primarily due to lower expenses related to certain deferred compensation plans linked to investment performance, partially offset by the impact of higher headcount, and an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues.
•Non-compensation expenses increased in the current quarter primarily driven by investments in technology, as well as higher marketing and business development costs and higher integration-related expenses.
In the current year period, Non-interest expenses decreased 3% to $8,545 million compared with the prior year period, primarily as a result of lower Compensation and benefits expenses, partially offset by higher Non-compensation expenses.
•Compensation and benefits expenses decreased in the current year period primarily due to lower expenses related to certain deferred compensation plans linked to investment performance, partially offset by an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues, as well as the impact of higher headcount.
•Non-compensation expenses increased in the current year period primarily driven by investments in technology and higher integration-related expenses.
Fee-Based Client Assets Rollforwards

$ in billions	At March 31, 2022	Inflows	Outflows	Market Impact	At June 30, 2022
Separately managed[1]	$565	$26	$(6)	$(29)	$556
Unified managed	447	18	(14)	(55)	396
Advisor	199	9	(10)	(26)	172
Portfolio manager	615	27	(21)	(75)	546
Subtotal	$1,826	$80	$(51)	$(185)	$1,670
Cash management	47	9	(9)	—	47
Total fee-based client assets	$1,873	$89	$(60)	$(185)	$1,717

June 2022 Form 10-Q	13

Management’s Discussion and Analysis

$ in billions	At March 31, 2021	Inflows	Outflows	Market Impact	At June 30, 2021
Separately managed[1]	$385	$13	$(4)	$13	$407
Unified managed	405	25	(14)	20	436
Advisor	188	10	(8)	11	201
Portfolio manager	549	29	(17)	29	590
Subtotal	$1,527	$77	$(43)	$73	$1,634
Cash management	47	8	(9)	—	46
Total fee-based client assets	$1,574	$85	$(52)	$73	$1,680

$ in billions	At December 31, 2021	Inflows[2]	Outflows	Market Impact	At June 30, 2022
Separately managed[1]	$479	$112	$(13)	$(22)	$556
Unified managed	467	42	(27)	(86)	396
Advisor	211	17	(20)	(36)	172
Portfolio manager	636	53	(38)	(105)	546
Subtotal	$1,793	$224	$(98)	$(249)	$1,670
Cash management	46	18	(17)	—	47
Total fee-based client assets	$1,839	$242	$(115)	$(249)	$1,717

$ in billions	At December 31, 2020	Inflows	Outflows	Market Impact	At June 30, 2021
Separately managed[1]	$359	$26	$(11)	$33	$407
Unified managed	379	51	(27)	33	436
Advisor	177	22	(17)	19	201
Portfolio manager	509	59	(32)	54	590
Subtotal	$1,424	$158	$(87)	$139	$1,634
Cash management	48	15	(17)	—	46
Total fee-based client assets	$1,472	$173	$(104)	$139	$1,680
1.Includes non-custody account values reflecting prior quarter-end balances due to lag in the reporting of asset values by third-party custodians.
2.Includes $75 billion of fee-based assets acquired in an asset acquisition in the current year period reflected in Separately managed.
Average Fee Rates1

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2022	2021	2022	2021
Separately managed	11	14	12	14
Unified managed	94	95	94	96
Advisor	81	82	81	82
Portfolio manager	92	93	92	93
Subtotal	66	72	67	73
Cash management	6	5	6	5
Total fee-based client assets	64	71	65	71
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
For a description of fee-based client assets and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2021 Form 10-K.

14	June 2022 Form 10-Q

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended June 30,
$ in millions	2022	2021	% Change
Revenues
Asset management and related fees	$1,304	$1,418	(8)%
Performance-based income and other[1]	107	284	(62)%
Net revenues	1,411	1,702	(17)%
Compensation and benefits	605	715	(15)%
Non-compensation expenses	557	557	—%
Total non-interest expenses	1,162	1,272	(9)%
Income before provision for income taxes	249	430	(42)%
Provision for income taxes	58	108	(46)%
Net income	191	322	(41)%
Net income (loss) applicable to noncontrolling interests	3	(19)	116%
Net income applicable to Morgan Stanley	$188	$341	(45)%

	Six Months Ended June 30,
$ in millions	2022	2021	% Change
Revenues
Asset management and related fees	$2,692	$2,521	7%
Performance-based income and other[1]	54	495	(89)%
Net revenues	2,746	3,016	(9)%
Compensation and benefits	1,150	1,229	(6)%
Non-compensation expenses	1,119	987	13%
Total non-interest expenses	2,269	2,216	2%
Income before provision for income taxes	477	800	(40)%
Provision for income taxes	95	189	(50)%
Net income	382	611	(37)%
Net income (loss) applicable to noncontrolling interests	(9)	(5)	(80)%
Net income applicable to Morgan Stanley	$391	$616	(37)%
1.Includes Investments, Trading, Commissions and fees, Net interest, and Other revenues.
Acquisition of Eaton Vance
The comparison of the current year period results to the prior year period is impacted by the acquisition of Eaton Vance on March 1, 2021. For additional information on the acquisition of Eaton Vance, see Note 3 to the financial statements in the 2021 Form 10-K.
Net Revenues
Asset Management and Related Fees
Asset management and related fees of $1,304 million in the current quarter decreased 8% from the prior year quarter, primarily due to lower average AUM driven by the decline in the equity markets, partially offset by the impact of lower fee waivers in certain money market funds.
Asset management and related fees of $2,692 million in the current year period increased 7% from the prior year period, primarily due to incremental revenues and higher average AUM as a result of the Eaton Vance acquisition, and the impact of lower fee waivers in certain money market funds, partially offset by the decline in the equity markets.
See “Assets under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues of $107 million in the current quarter decreased 62% from the prior year quarter, primarily due to losses on investments associated with certain employee deferred compensation plans compared with gains in the prior year quarter and mark-to-market losses on public investments reflecting the decline in equity markets.
Performance-based income and other revenues of $54 million in the current year period decreased 89% from the prior year period, primarily due to losses on investments associated with certain employee deferred compensation plans compared with gains in the prior year period, lower accrued carried interest and mark-to-market losses on public investments reflecting the decline in equity markets.
Non-interest Expenses
Non-interest expenses of $1,162 million in the current quarter decreased 9% from the prior year quarter as a result of lower Compensation and benefits.
•Compensation and benefits expenses decreased in the current quarter primarily due to lower expenses related to certain deferred compensation plans linked to investment performance and lower compensation associated with carried interest.
•Non-compensation expenses were relatively unchanged.

June 2022 Form 10-Q	15

Management’s Discussion and Analysis
Non-interest expenses of $2,269 million in the current year period increased 2% from the prior year period as a result of higher Non-compensation expenses, partially offset with lower Compensation and benefits.
•Compensation and benefits expenses decreased in the current year period primarily due to lower expenses related to certain deferred compensation plans linked to investment performance and lower compensation associated with carried interest, partially offset by incremental compensation as a result of the Eaton Vance acquisition.
•Non-compensation expenses increased in the current year period primarily due to incremental expenses as a result of the Eaton Vance acquisition.
Assets under Management or Supervision Rollforwards

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
March 31, 2022	$337	$195	$449	$981	$466	$1,447
Inflows	13	18	23	54	609	663
Outflows	(20)	(20)	(16)	(56)	(577)	(633)
Market Impact	(60)	(9)	(38)	(107)	(7)	(114)
Other	(5)	(3)	(3)	(11)	(1)	(12)
June 30, 2022	$265	$181	$415	$861	$490	$1,351

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
March 31, 2021	$371	$201	$418	$990	$429	$1,419
Inflows	24	19	29	72	454	526
Outflows	(21)	(15)	(20)	(56)	(419)	(475)
Market Impact	31	3	19	53	4	57
Other	(1)	(1)	(1)	(3)	—	(3)
June 30, 2021	$404	$207	$445	$1,056	$468	$1,524

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2021	$395	$207	$466	$1,068	$497	$1,565
Inflows	32	37	50	119	1,103	1,222
Outflows	(46)	(42)	(45)	(133)	(1,100)	(1,233)
Market Impact	(108)	(16)	(52)	(176)	(9)	(185)
Other	(8)	(5)	(4)	(17)	(1)	(18)
June 30, 2022	$265	$181	$415	$861	$490	$1,351

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2020	$242	$98	$153	$493	$288	$781
Inflows	55	32	44	131	913	1,044
Outflows	(44)	(24)	(30)	(98)	(852)	(950)
Market Impact	35	1	29	65	4	69
Acquired[1]	119	103	251	473	116	589
Other	(3)	(3)	(2)	(8)	(1)	(9)
June 30, 2021	$404	$207	$445	$1,056	$468	$1,524
1.Related to the Eaton Vance acquisition.

Average AUM

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2022	2021	2022	2021
Equity	$298	$389	$325	$329
Fixed income	189	205	195	159
Alternatives and Solutions	432	434	442	314
Long-term AUM subtotal	919	1,028	962	802
Liquidity and Overlay Services	469	449	473	384
Total AUM	$1,388	$1,477	$1,435	$1,186
Average Fee Rates1

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2022	2021	2022	2021
Equity	69	72	70	77
Fixed income	36	38	36	38
Alternatives and Solutions	34	33	34	40
Long-term AUM	46	49	47	55
Liquidity and Overlay Services	12	5	10	6
Total AUM	35	35	35	39
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

16	June 2022 Form 10-Q

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
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At June 30, 2022	At December 31, 2021
Investment securities portfolio:
Investment securities—AFS	$67.1	$81.6
Investment securities—HTM	58.7	61.7
Total investment securities	$125.8	$143.3
Wealth Management Loans[2]
Residential real estate	$50.4	$44.2
Securities-based lending and Other[3]	93.2	85.0
Total, net of ACL	$143.6	$129.2
Institutional Securities Loans[2]
Corporate	$6.5	$6.5
Secured lending facilities	35.0	33.1
Commercial and Residential real estate	10.9	10.4
Securities-based lending and Other	5.9	6.3
Total, net of ACL	$58.3	$56.3
Total Assets	$377.7	$386.1
Deposits[4]	$339.6	$346.2
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
•Fair Value Measurement. This accounting update clarifies, consistent with our current accounting policy, that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The update also requires additional disclosures including the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restriction and circumstances that could cause the restriction to lapse. The ASU is effective January 1, 2024 with early adoption permitted.
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

June 2022 Form 10-Q	17

Management’s Discussion and Analysis
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
Total Assets by Business Segment

	At June 30, 2022
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$105,009	$25,663	$614	$131,286
Trading assets at fair value	272,643	1,662	4,577	278,882
Investment securities	43,034	122,413	—	165,447
Securities purchased under agreements to resell	105,558	15,177	—	120,735
Securities borrowed	137,475	1,033	—	138,508
Customer and other receivables	49,720	31,807	1,232	82,759
Loans[1]	62,794	143,684	4	206,482
Other assets[2]	14,624	23,513	11,540	49,677
Total assets	$790,857	$364,952	$17,967	$1,173,776

	At December 31, 2021
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$91,251	$36,003	$471	$127,725
Trading assets at fair value	288,405	1,921	4,543	294,869
Investment securities	41,407	141,591	—	182,998
Securities purchased under agreements to resell	112,267	7,732	—	119,999
Securities borrowed	128,154	1,559	—	129,713
Customer and other receivables	57,009	37,643	1,366	96,018
Loans[1]	58,822	129,307	5	188,134
Other assets[2]	14,820	22,682	11,182	48,684
Total assets	$792,135	$378,438	$17,567	$1,188,140
1.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheet (see Note 9 to the financial statements).
2.Other assets primarily includes Goodwill and Intangible assets, premises, equipment and software, ROU assets related to leases, other investments, and deferred tax assets.
A substantial portion of total assets consists of liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from market-making, financing and prime brokerage activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio, comprising Investment securities, Cash and cash equivalents and Securities purchased under agreements to resell. Total assets of $1,174 billion at June 30, 2022 were relatively unchanged from $1,188 billion at December 31, 2021.
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
At June 30, 2022 and December 31, 2021, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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

18	June 2022 Form 10-Q

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
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2022	March 31, 2022
Cash deposits with central banks	$65,144	$72,856
Unencumbered HQLA Securities[1]:
U.S. government obligations	123,950	137,129
U.S. agency and agency mortgage-backed securities	92,825	102,631
Non-U.S. sovereign obligations[2]	15,661	16,434
Other investment grade securities	629	673
Total HQLA[1]	$298,209	$329,723
Cash deposits with banks (non-HQLA)	8,161	8,558
Total Liquidity Resources	$306,370	$338,281
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered Japanese, U.K., German, French and Dutch government obligations.
Liquidity Resources by Bank and Non-Bank Legal Entities

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2022	March 31, 2022
Bank legal entities
U.S.	$142,290	$165,108
Non-U.S.	8,712	8,978
Total Bank legal entities	151,002	174,086
Non-Bank legal entities
U.S.:
Parent Company	43,158	44,846
Non-Parent Company	55,342	59,925
Total U.S.	98,500	104,771
Non-U.S.	56,868	59,424
Total Non-Bank legal entities	155,368	164,195
Total Liquidity Resources	$306,370	$338,281
Liquidity Resources may fluctuate from period to period based on the overall size and composition of our balance sheet, the maturity profile of our unsecured debt and estimates of funding needs in a stressed environment, among other factors.
Regulatory Liquidity Framework
Liquidity Coverage Ratio and Net Stable Funding Ratio
We and our U.S. Bank Subsidiaries are required to maintain a minimum LCR and NSFR of 100%. The LCR requires that large banking organizations have sufficient Eligible HQLA to cover net cash outflows arising from significant stress over 30 calendar days, thus promoting the short-term resilience of the liquidity risk profile of banking organizations. In determining
Eligible HQLA for LCR purposes, weightings (or asset haircuts) are applied to HQLA, and certain HQLA held in subsidiaries is excluded. The NSFR requires large banking organizations to maintain sufficiently stable sources of funding over a one-year time horizon.
As of June 30, 2022, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2022	March 31, 2022
Eligible HQLA[1]
Cash deposits with central banks	$59,887	$63,336
Securities[2]	169,708	171,692
Total Eligible HQLA[1]	$229,595	$235,028
LCR	128%	130%
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

June 2022 Form 10-Q	19

Management’s Discussion and Analysis
Collateralized Financing Transactions

$ in millions	At June 30, 2022	At December 31, 2021
Securities purchased under agreements to resell and Securities borrowed	$259,243	$249,712
Securities sold under agreements to repurchase and Securities loaned	$79,964	$74,487
Securities received as collateral[1]	$6,548	$10,504

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2022	December 31, 2021
Securities purchased under agreements to resell and Securities borrowed	$268,271	$236,327
Securities sold under agreements to repurchase and Securities loaned	$77,057	$69,565
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
Deposits

$ in millions	At June 30, 2022	At December 31, 2021
Savings and demand deposits:
Brokerage sweep deposits[1]	$285,871	$298,352
Savings and other	46,143	34,395
Total Savings and demand deposits	332,014	332,747
Time deposits	15,134	14,827
Total[2]	$347,148	$347,574
1.Amounts represent balances swept from client brokerage accounts.
2.Excludes approximately $8 billion and $9 billion of off-balance sheet deposits at unaffiliated financial institutions as of June 30, 2022 and December 31, 2021, respectively. This client cash held by third parties is not reflected in our balance sheet and is not immediately available for liquidity purposes.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. Total deposits were relatively unchanged in the current year period.
Borrowings by Remaining Maturity at June 30, 20221

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$4,198	$4,198
Original maturities greater than one year
2022	$3,358	$3,313	$6,671
2023	13,522	7,852	21,374
2024	19,669	8,413	28,082
2025	21,971	7,110	29,081
2026	20,966	4,985	25,951
Thereafter	85,844	24,976	110,820
Total	$165,330	$56,649	$221,979
Total Borrowings	$165,330	$60,847	$226,177
Maturities over next 12 months[2]			$19,737
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $226 billion as of June 30, 2022 were relatively unchanged when compared with $233 billion at December 31, 2021.
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

20	June 2022 Form 10-Q

Management’s Discussion and Analysis
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at July 29, 2022

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A	Positive
Moody’s Investors Service, Inc.	P-1	A1	Stable
Rating and Investment Information, Inc.	a-1	A	Stable
S&P Global Ratings	A-2	A-	Stable

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1	A+	Positive
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable
On May 17, 2022, S&P Global Ratings upgraded the issuer ratings of the Parent Company from BBB+ to A-, and revised the Parent Company outlook from positive to stable.
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
While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact it would have on our business and results of operations in future periods is inherently uncertain and would depend on a number of interrelated factors, including, among other things, the magnitude of the downgrade, the rating relative to peers, the rating assigned by the relevant agency before the downgrade, individual client behavior and future mitigating actions we might take. The liquidity impact of additional collateral requirements is included in our Liquidity Stress Tests.
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
Common Stock Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except for per share data	2022	2021	2022	2021
Number of shares	33	34	64	62
Average price per share	$82.05	$86.21	$88.29	$82.31
Total	$2,738	$2,939	$5,610	$5,074
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein and Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	July 14, 2022
Amount per share	$0.775
Date to be paid	August 15, 2022
Shareholders of record as of	July 29, 2022
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

June 2022 Form 10-Q	21

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

	At June 30, 2022 and December 31, 2021
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

	Regulatory Minimum	At June 30, 2022 and December 31, 2021
		Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.2%	10.0%
Tier 1 capital ratio	6.0%	14.7%	11.5%
Total capital ratio	8.0%	16.7%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Our risk-based capital ratios are computed under each of (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At June 30, 2022 and December 31, 2021, the differences between the actual and required ratios were lower under the Standardized Approach.
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
Regulatory Capital Ratios

$ in millions	Required Ratio[1]	At June 30, 2022	At December 31, 2021
Risk-based capital— Standardized
Common Equity Tier 1 capital		$70,230	$75,742
Tier 1 capital		77,778	83,348
Total capital		88,445	93,166
Total RWA		460,955	471,921
Common Equity Tier 1 capital ratio	13.2%	15.2%	16.0%
Tier 1 capital ratio	14.7%	16.9%	17.7%
Total capital ratio	16.7%	19.2%	19.7%

22	June 2022 Form 10-Q

Management’s Discussion and Analysis

$ in millions	Required Ratio[1]	At June 30, 2022	At December 31, 2021
Risk-based capital— Advanced
Common Equity Tier 1 capital		$70,230	$75,742
Tier 1 capital		77,778	83,348
Total capital		88,070	92,927
Total RWA		454,103	435,749
Common Equity Tier 1 capital ratio	10.0%	15.5%	17.4%
Tier 1 capital ratio	11.5%	17.1%	19.1%
Total capital ratio	13.5%	19.4%	21.3%

$ in millions	Required Ratio[1]	At June 30, 2022	At December 31, 2021
Leverage-based capital
Adjusted average assets[2]		$1,177,052	$1,169,939
Tier 1 leverage ratio	4.0%	6.6%	7.1%
Supplementary leverage exposure[3]		$1,453,445	$1,476,962
SLR	5.0%	5.4%	5.6%
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

Regulatory Capital

$ in millions	At June 30, 2022	At December 31, 2021	Change
Common Equity Tier 1 capital
Common stock and surplus	$5,978	$11,361	$(5,383)
Retained earnings	93,075	89,679	3,396
AOCI	(5,021)	(3,102)	(1,919)
Regulatory adjustments and deductions:
Net goodwill	(16,509)	(16,641)	132
Net intangible assets	(6,427)	(6,704)	277
Other adjustments and deductions[1]	(866)	1,149	(2,015)
Total Common Equity Tier 1 capital	$70,230	$75,742	$(5,512)
Additional Tier 1 capital
Preferred stock	$7,750	$7,750	$—
Noncontrolling interests	546	562	(16)
Additional Tier 1 capital	$8,296	$8,312	$(16)
Deduction for investments in covered funds	(748)	(706)	(42)
Total Tier 1 capital	$77,778	$83,348	$(5,570)
Standardized Tier 2 capital
Subordinated debt	$9,058	$8,609	$449
Eligible ACL	1,516	1,155	361
Other adjustments and deductions	93	54	39
Total Standardized Tier 2 capital	$10,667	$9,818	$849
Total Standardized capital	$88,445	$93,166	$(4,721)
Advanced Tier 2 capital
Subordinated debt	$9,058	$8,609	$449
Eligible credit reserves	1,141	916	225
Other adjustments and deductions	93	54	39
Total Advanced Tier 2 capital	$10,292	$9,579	$713
Total Advanced capital	$88,070	$92,927	$(4,857)
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

June 2022 Form 10-Q	23

Management’s Discussion and Analysis
RWA Rollforward

	Six Months Ended June 30, 2022
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2021	$416,502	$285,247
Change related to the following items:
Derivatives	(8,853)	8,764
Securities financing transactions	(7,051)	2,091
Investment securities	(2,227)	(5,706)
Commitments, guarantees and loans	7,955	5,265
Equity investments	(3,757)	(3,943)
Other credit risk	3,765	4,591
Total change in credit risk RWA	$(10,168)	$11,062
Balance at June 30, 2022	$406,334	$296,309
Market risk RWA
Balance at December 31, 2021	$55,419	$55,419
Change related to the following items:
Regulatory VaR	1,948	1,948
Regulatory stressed VaR	2,313	2,313
Incremental risk charge	(2,307)	(2,307)
Comprehensive risk measure	(139)	(139)
Specific risk	(2,613)	(2,613)
Total change in market risk RWA	$(798)	$(798)
Balance at June 30, 2022	$54,621	$54,621
Operational risk RWA
Balance at December 31, 2021	N/A	$95,083
Change in operational risk RWA	N/A	8,090
Balance at June 30, 2022	N/A	$103,173
Total RWA	$460,955	$454,103
Regulatory VaR—VaR for regulatory capital requirements
Credit risk RWA in the current year period decreased under the Standardized Approach, but increased under the Advanced Approach. Under the Standardized Approach, the decrease was primarily due to reduced equity and credit Derivatives exposures and lower client activity in Securities financing transactions, partially offset by lending growth. Under the Advanced Approach, the increase was primarily due to higher commodity Derivatives exposure and lending growth, partially offset by a decrease in Investment securities.
Market risk RWA was relatively unchanged in the current year period under both the Standardized and Advanced Approaches.
The increase in Operational risk RWA in the current year period reflects higher legal expenses and execution-related losses.
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
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At June 30, 2022	At December 31, 2021
External TLAC[2]			$235,111	$235,681
External TLAC as a % of RWA	18.0%	21.5%	51.0%	49.9%
External TLAC as a % of leverage exposure	7.5%	9.5%	16.2%	16.0%
Eligible LTD[3]			$148,236	$144,659
Eligible LTD as a % of RWA	9.0%	9.0%	32.2%	30.7%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	10.2%	9.8%
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
We are in compliance with all TLAC requirements as of June 30, 2022 and December 31, 2021.
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
For the 2022 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 5, 2022. On June 23, 2022, the Federal Reserve published summary results of its supervisory stress tests of each large BHC, in which the projected decline in our Common Equity Tier 1 ratio in the severely adverse scenario improved from the prior annual supervisory stress test by 10 basis points, from 4.7% to 4.6%. Following the publication of the supervisory stress test results, and as a result of the increase in our common stock dividend and the resulting dividend add-on, we announced that our SCB will be 5.8% from October 1, 2022 through September 30, 2023. Together with other features of the regulatory capital framework, this SCB results in an aggregate Standardized Approach Common Equity Tier 1 ratio of

24	June 2022 Form 10-Q

Management’s Discussion and Analysis
13.3%. Generally, our SCB is determined annually based on the results of the supervisory stress test.
We also disclosed a summary of the results of our company-run stress tests on our Investor Relations website and increased our quarterly common stock dividend to $0.775 per share from $0.70, beginning with the common stock dividend announced on July 14, 2022. Additionally, our Board of Directors approved a new multi-year repurchase authorization of up to $20 billion of outstanding common stock, without a set expiration date, beginning in the third quarter of 2022, which will be exercised from time to time as conditions warrant.
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
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2022	2021	2022	2021
Institutional Securities	$48.8	$43.5	$48.8	$43.5
Wealth Management	31.0	28.6	31.0	28.6
Investment Management[2]	10.6	10.7	10.6	7.1
Parent	3.9	16.0	5.1	17.1
Total	$94.3	$98.8	$95.5	$96.3
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
Resolution and Recovery Planning
We are required to submit once every two years to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. We submitted our 2021 targeted resolution plan on June 30, 2021. On July 1, 2022, the Federal Reserve and the FDIC announced that they have extended the period for issuing feedback for the U.S. G-SIBs’ 2021 resolution plans to allow the agencies additional time to analyze them.
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
Regulatory Developments and Other Matters
Covered Funds Restrictions under the Volcker Rule
The Volcker Rule prohibits certain investments and relationships by banking entities with covered funds, as defined in the Volcker Rule. We requested and received additional time until July 21, 2023 to conform investments in certain legacy illiquid funds. As of June 30, 2022, the carrying value of our interests in these legacy funds, which is measured at NAV, was approximately $350 million. For

June 2022 Form 10-Q	25

Management’s Discussion and Analysis
additional information on the Volcker Rule, see “Business—Supervision and Regulation—Financial Holding Company—Activities Restrictions Under the Volcker Rule” in the 2021 Form 10-K. For information on investments measured at NAV, see Note 4 to the financial statements.
Replacement of London Interbank Offered Rate and Replacement or Reform of Other Interest Rate Benchmarks
Central banks around the world, including the Federal Reserve, have commissioned committees and working groups of market participants and official sector representatives to replace LIBOR and replace or reform other interest rate benchmarks (collectively, the “IBORs”). A transition away from use of the IBORs to alternative rates and other potential interest rate benchmark reforms is underway and will continue through the cessation dates.
The publication of most non-U.S. dollar LIBOR rates ceased as of the end of December 2021. The publication of certain non-U.S. dollar LIBOR rates on the basis of a “synthetic” methodology (known as “synthetic LIBOR”) will continue at least until the end of 2022 and certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023. On March 15, 2022 the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain contracts under certain circumstances with a SOFR-based rate to be established in a Federal Reserve rule that incorporates a spread adjustment specified in the statute. On July 19, 2022, the Federal Reserve issued a proposed rule to implement the federal legislation. While some states have already adopted LIBOR legislation, the federal legislation expressly preempts any provision of any state or local law, statute, rule, regulation or standard.
As of June 30, 2022, our LIBOR-referenced contracts were primarily concentrated in derivative contracts and to a lesser extent, loans, floating rate notes, preferred shares, securitizations and mortgages. A significant majority of our derivative contracts, and a majority of our non-derivative contracts contain fallback provisions or otherwise have an expected path that will allow for the transition to an alternative reference rate upon the cessation of the applicable LIBOR rate.
While we have made substantial progress in the transition away from the IBORs, we nonetheless currently remain party to a significant number of U.S. dollar LIBOR-linked contracts. For the limited number of U.S. dollar LIBOR-linked contracts without a current market standard fallback, or for which the federal legislation does not apply, we are actively developing appropriate transition plans in light of the planned June 30, 2023 cessation date for the remaining U.S. dollar LIBOR tenors.
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

26	June 2022 Form 10-Q

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

95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	June 30, 2022
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$33	$30	$43	$24
Equity price	24	24	28	19
Foreign exchange rate	6	7	15	4
Commodity price	24	31	40	24
Less: Diversification benefit[2]	(42)	(48)	N/A	N/A
Primary Risk Categories	$45	$44	$57	$36
Credit Portfolio	15	15	18	14
Less: Diversification benefit[2]	(10)	(13)	N/A	N/A
Total Management VaR	$50	$46	$57	$40

	Three Months Ended
	March 31, 2022
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$30	$25	$33	$21
Equity price	28	25	41	17
Foreign exchange rate	16	8	19	3
Commodity price	24	20	27	15
Less: Diversification benefit[2]	(51)	(41)	N/A	N/A
Primary Risk Categories	$47	$37	$47	$31
Credit Portfolio	15	13	15	12
Less: Diversification benefit[2]	(15)	(11)	N/A	N/A
Total Management VaR	$47	$39	$48	$32
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
Average Total Management VaR and average Management VaR for the Primary Risk Categories increased from the three months ended March 31, 2022, primarily from the commodity price and interest rate and credit spread risk categories, which were driven by increased market volatility and by increased exposure in the Fixed Income business.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy. There was one loss day in the current quarter, which did not exceed 95% Total Management VaR.

June 2022 Form 10-Q	27

Risk Disclosures
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)

Number of Days
1
26
24
12
2
$35 to $40
$40 to $45
$45 to $50
$50 to $55
$55 to $60

Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
1
23
30
8
3
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
Credit Spread Risk Sensitivity1

$ in millions	At June 30, 2022	At March 31, 2022
Derivatives	$7	$7
Borrowings carried at fair value	38	44
1.Amounts represent the potential gain for each 1 bps widening of our credit spread.

Credit spread risk sensitivity for borrowings carried at fair value as of June 30, 2022 decreased from March 31, 2022 primarily due to widening credit spreads, partially offset by new debt issuances.

The Wealth Management business segment reflects a substantial portion of our non-trading interest rate risk. Historically, net interest income sensitivity for our U.S. Bank Subsidiaries was representative of such sensitivity for the Wealth Management business segment and, accordingly, we presented net interest income sensitivity for our U.S. Bank Subsidiaries. However, over time the Wealth Management business segment has grown its assets that generate net interest income outside of the U.S. Bank Subsidiaries, such as margin and other lending on non-bank entities, and this growth has been further accelerated by the acquisition of E*TRADE. Net interest in the Wealth Management business segment primarily consists of interest income earned on non-trading assets, including loans and investment securities, as well as margin and other lending on non-bank entities and interest expense incurred on non-trading liabilities, primarily deposits.
Wealth Management Net Interest Income Sensitivity Analysis1

$ in millions	At June 30, 2022	At March 31, 2022
Basis point change
+100	$93	$470
-100	(360)	(883)
1.The prior period has been revised to conform to the current period presentation.
The previous table presents an analysis of selected instantaneous upward and downward parallel interest rate shocks (subject to a floor of zero percent in the downward scenario) on net interest income over the next 12 months for our Wealth Management business segment. These shocks are applied to our 12-month forecast for our Wealth Management business segment, which incorporates market expectations of interest rates and our forecasted business activity.
We do not manage to any single rate scenario but rather manage net interest income in our Wealth Management business segment to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates between June 30,

28	June 2022 Form 10-Q

Risk Disclosures
2022 and March 31, 2022 was primarily driven by the significant changes in market rates.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At June 30, 2022	At March 31, 2022
Investments related to Investment Management activities	$423	$415
Other investments:
MUMSS	139	158
Other Firm investments	348	344
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
Loans and Lending Commitments

	At June 30, 2022
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$6,739	$6,366	$—	$13,105
Secured lending facilities	32,687	4,223	7	36,917
Commercial and Residential real estate	8,434	2,159	2,345	12,938
Securities-based lending and Other	2,681	126	5,523	8,330
Total Institutional Securities	50,541	12,874	7,875	71,290
Wealth Management:
Residential real estate	50,449	5	—	50,454
Securities-based lending and Other	93,221	150	—	93,371
Total Wealth Management	143,670	155	—	143,825
Total Investment Management[1]	4	—	216	220
Total loans[2]	194,215	13,029	8,091	215,335
ACL	(762)			(762)
Total loans, net of ACL	$193,453	$13,029	$8,091	$214,573
Lending commitments[3]				$141,123
Total exposure				$355,696

	At December 31, 2021
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$5,567	$8,107	$8	$13,682
Secured lending facilities	31,471	3,879	—	35,350
Commercial and Residential real estate	7,227	1,777	4,774	13,778
Securities-based lending and Other	1,292	45	7,710	9,047
Total Institutional Securities	45,557	13,808	12,492	71,857
Wealth Management:
Residential real estate	44,251	7	—	44,258
Securities-based lending and Other	85,143	17	—	85,160
Total Wealth Management	129,394	24	—	129,418
Total Investment Management[1]	5	—	135	140
Total loans[2]	174,956	13,832	12,627	201,415
ACL	(654)			(654)
Total loans, net of ACL	$174,302	$13,832	$12,627	$200,761
Lending commitments[3]				$134,934
Total exposure				$335,695
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

June 2022 Form 10-Q	29

Risk Disclosures
Total loans and lending commitments increased by approximately $20 billion since December 31, 2021, primarily due to growth in Securities-based loans and Residential real estate loans within the Wealth Management business segment, as well as an increase in Secured lending facilities and Corporate lending commitments within the Institutional Securities business segment.
See Notes 4, 5, 9 and 13 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$654
ACL—Lending Commitments	444
Total at December 31, 2021	1,098
Gross charge-offs	(17)
Recoveries	4
Net (charge-offs) recoveries	(13)
Provision for credit losses	158
Other	(17)
Total at June 30, 2022	$1,226
ACL—Loans	$762
ACL—Lending commitments	464
Provision for Credit Losses by Business Segment

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
$ in millions	IS	WM	Total	IS	WM	Total
Loans	$73	$19	$92	$97	$34	$131
Lending commitments	9	—	9	29	(2)	27
Total	$82	$19	$101	$126	$32	$158
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
The aggregate allowance for credit losses for loans and lending commitments increased in the current year period, reflecting the Provision for credit losses primarily due to portfolio growth and deterioration in macroeconomic outlook.
The base scenario used in our ACL models as of June 30, 2022 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models, and assumes continued economic growth over the forecast period. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product.
Forecasted U.S. GDP Growth Rates in Base Scenario

	4Q 2022	4Q 2023
Year-over-year growth rate	1.6%	1.9%
See Note 9 to the financial statements for further information. See Note 2 to the financial statements in the 2021 Form 10-K for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At June 30, 2022		At December 31, 2021
	IS	WM	IS	WM
Accrual	99.0%	99.8%	98.7%	99.8%
Nonaccrual[1]	1.0%	0.2%	1.3%	0.2%
1.These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.
Net Charge-off Ratios for Loans Held for Investment

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
For the Six Months Ended June 30, 2022
Net charge-off (recovery) ratio[1]	(0.07)%	0.01%	0.09%	—%	0.01%	0.01%
Average loans	$6,138	$31,777	$8,062	$47,158	$91,274	$184,409
For the Six Months Ended June 30, 2021
Net charge-off ratio[1]	0.26%	0.25%	0.29%	—%	—%	0.07%
Average loans	$5,303	$26,849	$7,150	$36,828	$69,609	$145,739
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.
Institutional Securities Loans and Lending Commitments1

	At June 30, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$25	$12	$6	$—	$43
A	1,123	603	321	—	2,047
BBB	6,694	9,448	386	—	16,528
BB	10,419	19,223	1,877	125	31,644
Other NIG	5,594	10,378	1,145	146	17,263
Unrated[2]	59	690	701	1,694	3,144
Total loans, net of ACL	23,914	40,354	4,436	1,965	70,669
Lending commitments
AAA	—	50	—	—	50
AA	3,025	3,054	92	—	6,171
A	4,275	18,720	150	317	23,462
BBB	6,850	40,766	1,285	—	48,901
BB	5,775	18,478	1,587	52	25,892
Other NIG	1,127	13,248	6,787	1	21,163
Unrated[2]	—	54	—	—	54
Total lending commitments	21,052	94,370	9,901	370	125,693
Total exposure	$44,966	$134,724	$14,337	$2,335	$196,362

30	June 2022 Form 10-Q

Risk Disclosures

	At December 31, 2021
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$—	$35	$38	$—	$73
A	890	1,089	675	—	2,654
BBB	5,335	8,944	563	—	14,842
BB	10,734	18,349	814	18	29,915
Other NIG	4,656	10,475	3,439	160	18,730
Unrated[2]	171	665	511	3,753	5,100
Total loans, net of ACL	21,786	39,557	6,040	3,931	71,314
Lending commitments
AAA	—	50	—	—	50
AA	3,283	2,690	—	—	5,973
A	5,255	17,646	407	303	23,611
BBB	6,703	36,096	766	—	43,565
BB	2,859	19,698	3,122	—	25,679
Other NIG	992	13,420	6,180	55	20,647
Unrated[2]	672	40	3	—	715
Total lending commitments	19,764	89,640	10,478	358	120,240
Total exposure	$41,550	$129,197	$16,518	$4,289	$191,554
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At June 30, 2022	At December 31, 2021
Industry
Financials	$51,422	$52,066
Real estate	34,399	31,560
Communications services	15,690	12,645
Industrials	14,384	17,446
Information technology	13,248	13,471
Healthcare	12,411	12,618
Consumer discretionary	12,253	11,628
Utilities	9,943	10,310
Energy	9,893	8,544
Consumer staples	8,424	7,855
Materials	7,083	6,394
Insurance	5,363	4,954
Other	1,849	2,063
Total exposure	$196,362	$191,554
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial real estate and Securities-based lending and Other. As of June 30, 2022, over 90% of our total lending exposure, which consists of loans and lending commitments, is investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2021 Form 10-K.
Institutional Securities Event-Driven Loans and Lending Commitments

	At June 30, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$1,155	$1,648	$309	$3,112
Lending commitments	1,621	7,171	7,823	16,615
Total exposure	$2,776	$8,819	$8,132	$19,727

	At December 31, 2021
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$951	$2,088	$1,803	$4,842
Lending commitments	1,619	5,288	8,879	15,786
Total exposure	$2,570	$7,376	$10,682	$20,628
Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.
Institutional Securities Loans and Lending Commitments Held for Investment

	At June 30, 2022
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,739	$76,300	$83,039
Secured lending facilities	32,687	12,760	45,447
Commercial real estate	8,434	611	9,045
Securities-based lending and Other	2,681	821	3,502
Total, before ACL	$50,541	$90,492	$141,033
ACL	$(621)	$(449)	$(1,070)

	At December 31, 2021
$ in millions	Loans	Lending Commitments	Total
Corporate	$5,567	$73,585	$79,152
Secured lending facilities	31,471	10,003	41,474
Commercial real estate	7,227	1,475	8,702
Securities-based lending and Other	1,292	887	2,179
Total, before ACL	$45,557	$85,950	$131,507
ACL	$(543)	$(426)	$(969)

June 2022 Form 10-Q	31

Risk Disclosures
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	Commercial Real Estate	Other	Total
ACL—Loans	$165	$163	$206	$9	$543
ACL—Lending commitments	356	41	20	9	426
Total at December 31, 2021	$521	$204	$226	$18	$969
Gross charge-offs	—	(3)	(7)	(2)	(12)
Recoveries	4	—	—	—	4
Net (charge-offs) recoveries	4	(3)	(7)	(2)	(8)
Provision for credit losses	71	15	34	6	126
Other	(11)	(1)	(6)	1	(17)
Total at June 30, 2022	$585	$215	$247	$23	$1,070
ACL—Loans	$212	$167	$229	$13	$621
ACL—Lending commitments	373	48	18	10	449
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At June 30, 2022	At December 31, 2021
Corporate	3.1%	3.0%
Secured lending facilities	0.5%	0.5%
Commercial real estate	2.7%	2.9%
Securities-based lending and Other	0.5%	0.7%
Total Institutional Securities loans	1.2%	1.2%
Wealth Management Loans and Lending Commitments

	At June 30, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$82,547	$8,909	$1,717	$140	$93,313
Residential real estate loans	1	18	1,335	49,017	50,371
Total loans, net of ACL	$82,548	$8,927	$3,052	$49,157	$143,684
Lending commitments	12,008	3,068	83	271	15,430
Total exposure	$94,556	$11,995	$3,135	$49,428	$159,114

	At December 31, 2021
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$74,466	$8,927	$1,571	$144	$85,108
Residential real estate loans	4	10	1,231	42,954	44,199
Total loans, net of ACL	$74,470	$8,937	$2,802	$43,098	$129,307
Lending commitments	11,894	2,467	51	282	14,694
Total exposure	$86,364	$11,404	$2,853	$43,380	$144,001
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
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$111
ACL—Lending commitments	18
Total at December 31, 2021	129
Gross charge-offs	(5)
Provision for credit losses	32
Total at June 30, 2022	$156
ACL—Loans	$141
ACL—Lending commitments	15
At June 30, 2022, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At June 30, 2022	At December 31, 2021
Institutional Securities	$21,151	$40,545
Wealth Management	24,791	30,987
Total	$45,942	$71,532
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
Employee Loans
For information on employee loans and related ACL, see Note 9 to the financial statements.

32	June 2022 Form 10-Q

Risk Disclosures
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At June 30, 2022
Less than 1 year	$3,315	$20,103	$48,393	$43,184	$16,501	$131,496
1-3 years	1,029	7,015	18,939	19,729	9,301	56,013
3-5 years	1,302	6,210	9,464	10,020	4,847	31,843
Over 5 years	4,225	36,596	47,520	45,539	9,065	142,945
Total, gross	$9,871	$69,924	$124,316	$118,472	$39,714	$362,297
Counterparty netting	(4,709)	(56,709)	(85,220)	(90,736)	(22,314)	(259,688)
Cash and securities collateral	(2,935)	(10,743)	(32,860)	(17,826)	(6,978)	(71,342)
Total, net	$2,227	$2,472	$6,236	$9,910	$10,422	$31,267

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2021
Less than 1 year	$1,561	$11,088	$32,069	$25,680	$11,924	$82,322
1-3 years	780	4,577	16,821	15,294	6,300	43,772
3-5 years	593	4,807	6,805	8,030	3,317	23,552
Over 5 years	4,359	26,056	61,091	44,091	4,633	140,230
Total, gross	$7,293	$46,528	$116,786	$93,095	$26,174	$289,876
Counterparty netting	(3,093)	(36,957)	(91,490)	(68,365)	(11,642)	(211,547)
Cash and securities collateral	(3,539)	(7,608)	(20,500)	(17,755)	(5,762)	(55,164)
Total, net	$661	$1,963	$4,796	$6,975	$8,770	$23,165

$ in millions	At June 30, 2022	At December 31, 2021
Industry
Utilities	$8,304	$5,918
Financials	7,950	5,096
Energy	5,261	2,587
Regional governments	1,983	963
Consumer Discretionary	1,837	3,069
Industrials	1,209	985
Communications services	886	348
Information technology	631	1,060
Sovereign governments	610	386
Healthcare	507	682
Consumer staples	497	324
Materials	339	240
Not-for-profit organizations	297	531
Insurance	260	174
Real estate	93	280
Other	603	522
Total	$31,267	$23,165
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
Top 10 Non-U.S. Country Exposures at June 30, 2022

$ in millions	United Kingdom	Japan	Germany	France	India
Sovereign
Net inventory[1]	$(830)	$5,693	$1,010	$1,517	$1,737
Net counterparty exposure[2]	4	97	235	13	1
Exposure before hedges	(826)	5,790	1,245	1,530	1,738
Hedges[3]	(252)	(128)	(286)	(6)	—
Net exposure	$(1,078)	$5,662	$959	$1,524	$1,738

Non-sovereign
Net inventory[1]	$1,604	$733	$587	$563	$1,230
Net counterparty exposure[2]	18,701	4,212	4,129	2,987	1,404
Loans	5,230	382	1,320	483	170
Lending commitments	7,124	—	3,685	3,118	—
Exposure before hedges	32,659	5,327	9,721	7,151	2,804
Hedges[3]	(1,623)	(143)	(1,386)	(2,043)	—
Net exposure	$31,036	$5,184	$8,335	$5,108	$2,804
Total net exposure	$29,958	$10,846	$9,294	$6,632	$4,542

June 2022 Form 10-Q	33

Risk Disclosures

$ in millions	Spain	Brazil	Australia	Canada	Korea
Sovereign
Net inventory[1]	$222	$2,689	$(1,851)	$(315)	$1,134
Net counterparty exposure[2]	44	—	108	37	453
Exposure before hedges	266	2,689	(1,743)	(278)	1,587
Hedges[3]	(7)	(142)	—	—	(38)
Net exposure	$259	$2,547	$(1,743)	$(278)	$1,549

Non-sovereign
Net inventory[1]	$393	$133	$572	$615	$271
Net counterparty exposure[2]	1,005	467	1,675	1,149	896
Loans	2,109	380	1,711	185	136
Lending commitments	986	326	1,463	1,424	30
Exposure before hedges	4,493	1,306	5,421	3,373	1,333
Hedges[3]	(702)	(39)	(218)	(142)	(12)
Net exposure	$3,791	$1,267	$5,203	$3,231	$1,321
Total net exposure	$4,050	$3,814	$3,460	$2,953	$2,870
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
3.Amounts represent net CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures. Amounts are based on the CDS notional amount assuming zero recovery adjusted for the fair value of any receivable or payable. For further description of the contractual terms for purchased credit protection and whether they may limit the effectiveness of our hedges, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2021 Form 10-K.
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held against Net Counterparty Exposure1

$ in millions		At June 30, 2022
Country of Risk	Collateral[2]
United Kingdom	U.K., U.S. and France	$10,104
Japan	Japan and U.S.	8,113
Other	France, U.S. and Spain	19,433
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at June 30, 2022.
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

34	June 2022 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of June 30, 2022, and the related condensed consolidated income statements, comprehensive income statements and statements of changes in total equity for the three-month and six-month periods ended June 30, 2022 and 2021, and the cash flow statements for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
August 5, 2022

June 2022 Form 10-Q	35

Consolidated Income Statement (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2022	2021	2022	2021
Revenues
Investment banking	$1,150	$2,560	$2,908	$5,400
Trading	3,597	3,330	7,580	7,555
Investments	23	381	98	699
Commissions and fees	1,220	1,308	2,636	2,934
Asset management	4,912	4,973	10,031	9,371
Other	(52)	342	182	626
Total non-interest revenues	10,850	12,894	23,435	26,585
Interest income	3,612	2,212	6,262	4,649
Interest expense	1,330	347	1,764	756
Net interest	2,282	1,865	4,498	3,893
Net revenues	13,132	14,759	27,933	30,478
Provision for credit losses	101	73	158	(25)
Non-interest expenses
Compensation and benefits	5,550	6,423	11,824	13,221
Brokerage, clearing and exchange fees	878	795	1,760	1,705
Information processing and communications	857	765	1,686	1,498
Professional services	757	746	1,462	1,370
Occupancy and equipment	430	414	857	819
Marketing and business development	220	146	395	292
Other	1,020	831	1,884	1,688
Total non-interest expenses	9,712	10,120	19,868	20,593
Income before provision for income taxes	3,319	4,566	7,907	9,910
Provision for income taxes	783	1,054	1,656	2,230
Net income	$2,536	$3,512	$6,251	$7,680
Net income applicable to noncontrolling interests	41	1	90	49
Net income applicable to Morgan Stanley	$2,495	$3,511	$6,161	$7,631
Preferred stock dividends	104	103	228	241
Earnings applicable to Morgan Stanley common shareholders	$2,391	$3,408	$5,933	$7,390
Earnings per common share
Basic	$1.40	$1.88	$3.45	$4.10
Diluted	$1.39	$1.85	$3.41	$4.04
Average common shares outstanding
Basic	1,704	1,814	1,718	1,804
Diluted	1,723	1,841	1,739	1,829
Consolidated Comprehensive Income Statement
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Net income	$2,536	$3,512	$6,251	$7,680
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(288)	41	(393)	(178)
Change in net unrealized gains (losses) on available-for-sale securities	(1,076)	(7)	(3,471)	(783)
Pension and other	3	12	8	17
Change in net debt valuation adjustment	1,152	186	1,812	323
Total other comprehensive income (loss)	$(209)	$232	$(2,044)	$(621)
Comprehensive income	$2,327	$3,744	$4,207	$7,059
Net income applicable to noncontrolling interests	41	1	90	49
Other comprehensive income (loss) applicable to noncontrolling interests	(90)	1	(125)	(60)
Comprehensive income applicable to Morgan Stanley	$2,376	$3,742	$4,242	$7,070

June 2022 Form 10-Q	36	See Notes to Consolidated Financial Statements

Consolidated Balance Sheet

$ in millions, except share data	(Unaudited) At June 30, 2022	At December 31, 2021
Assets
Cash and cash equivalents	$131,286	$127,725
Trading assets at fair value ($96,885 and $104,186 were pledged to various parties)	278,882	294,869
Investment securities (includes $85,970 and $102,830 at fair value)	165,447	182,998
Securities purchased under agreements to resell (includes $— and $7 at fair value)	120,735	119,999
Securities borrowed	138,508	129,713
Customer and other receivables	82,759	96,018
Loans:
Held for investment (net of allowance for credit losses of $762 and $654)	193,453	174,302
Held for sale	13,029	13,832
Goodwill	16,757	16,833
Intangible assets (net of accumulated amortization of $4,118 and $3,819)	8,046	8,360
Other assets	24,874	23,491
Total assets	$1,173,776	$1,188,140
Liabilities
Deposits (includes $2,956 and $1,940 at fair value)	$347,148	$347,574
Trading liabilities at fair value	149,969	158,328
Securities sold under agreements to repurchase (includes $956 and $791 at fair value)	66,179	62,188
Securities loaned	13,785	12,299
Other secured financings (includes $4,130 and $5,133 at fair value)	7,237	10,041
Customer and other payables	234,007	228,685
Other liabilities and accrued expenses	26,612	29,300
Borrowings (includes $70,672 and $76,340 at fair value)	226,177	233,127
Total liabilities	1,071,114	1,081,542
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	7,750	7,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,723,083,208 and 1,772,226,530	20	20
Additional paid-in capital	28,394	28,841
Retained earnings	92,889	89,432
Employee stock trusts	4,900	3,955
Accumulated other comprehensive income (loss)	(5,021)	(3,102)
Common stock held in treasury at cost, $0.01 par value (315,810,771 and 266,667,449 shares)	(22,436)	(17,500)
Common stock issued to employee stock trusts	(4,900)	(3,955)
Total Morgan Stanley shareholders’ equity	101,596	105,441
Noncontrolling interests	1,066	1,157
Total equity	102,662	106,598
Total liabilities and equity	$1,173,776	$1,188,140

See Notes to Consolidated Financial Statements	37	June 2022 Form 10-Q

Consolidated Statement of Changes in Total Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Preferred Stock
Beginning balance	$7,750	$7,750	$7,750	$9,250
Redemption of preferred stock	—	—	—	(1,500)
Ending balance	7,750	7,750	7,750	7,750
Common Stock
Beginning and ending balance	20	20	20	20
Additional Paid-in Capital
Beginning balance	28,007	27,406	28,841	25,546
Share-based award activity	386	624	(448)	292
Issuance of common stock for the acquisition of Eaton Vance	—	—	—	2,185
Other net increases (decreases)	1	—	1	7
Ending balance	28,394	28,030	28,394	28,030
Retained Earnings
Beginning balance	91,722	82,034	89,432	78,694
Net income applicable to Morgan Stanley	2,495	3,511	6,161	7,631
Preferred stock dividends[1]	(104)	(103)	(228)	(241)
Common stock dividends[1]	(1,221)	(651)	(2,473)	(1,286)
Other net increases (decreases)	(3)	—	(3)	(7)
Ending balance	92,889	84,791	92,889	84,791
Employee Stock Trusts
Beginning balance	4,975	3,861	3,955	3,043
Share-based award activity	(75)	(93)	945	725
Ending balance	4,900	3,768	4,900	3,768
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(4,902)	(2,754)	(3,102)	(1,962)
Net change in Accumulated other comprehensive income (loss)	(119)	231	(1,919)	(561)
Ending balance	(5,021)	(2,523)	(5,021)	(2,523)
Common Stock Held in Treasury at Cost
Beginning balance	(19,696)	(8,197)	(17,500)	(9,767)
Share-based award activity	97	17	1,582	1,037
Repurchases of common stock and employee tax withholdings	(2,837)	(3,018)	(6,518)	(5,600)
Issuance of common stock for the acquisition of Eaton Vance	—	—	—	3,132
Ending balance	(22,436)	(11,198)	(22,436)	(11,198)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(4,975)	(3,861)	(3,955)	(3,043)
Share-based award activity	75	93	(945)	(725)
Ending balance	(4,900)	(3,768)	(4,900)	(3,768)
Noncontrolling Interests
Beginning balance	1,174	1,329	1,157	1,368
Net income applicable to noncontrolling interests	41	1	90	49
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(90)	1	(125)	(60)
Other net increases (decreases)	(59)	(39)	(56)	(65)
Ending balance	1,066	1,292	1,066	1,292
Total Equity	$102,662	$108,162	$102,662	$108,162
1.See Note 16 for information regarding dividends per share for each class of stock.

June 2022 Form 10-Q	38	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statement (Unaudited)

	Six Months Ended June 30,
$ in millions	2022	2021
Cash flows from operating activities
Net income	$6,251	$7,680
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	849	1,136
Depreciation and amortization	1,863	1,944
Provision for credit losses	158	(25)
Other operating adjustments	356	(165)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(15,183)	(1,526)
Securities borrowed	(8,795)	(14,312)
Securities loaned	1,486	1,843
Customer and other receivables and other assets	13,193	(2,360)
Customer and other payables and other liabilities	11,719	9,917
Securities purchased under agreements to resell	(736)	20,304
Securities sold under agreements to repurchase	3,991	7,058
Net cash provided by (used for) operating activities	15,152	31,494
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(1,451)	(1,039)
Changes in loans, net	(18,525)	(17,426)
AFS securities[1]:
Purchases	(18,623)	(18,272)
Proceeds from sales	21,368	17,546
Proceeds from paydowns and maturities	8,444	16,917
HTM securities[1]:
Purchases	(4,910)	(21,853)
Proceeds from paydowns and maturities	5,662	7,562
Cash paid as part of the Eaton Vance acquisition, net of cash acquired	—	(2,648)
Other investing activities	(334)	(231)
Net cash provided by (used for) investing activities	(8,369)	(19,444)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	(1,859)	(1,107)
Deposits	(7,807)	9,643
Proceeds from issuance of Borrowings	39,773	49,100
Payments for:
Borrowings	(19,514)	(40,300)
Repurchases of common stock and employee tax withholdings	(6,518)	(5,600)
Cash dividends	(2,618)	(1,501)
Other financing activities	(151)	(186)
Net cash provided by (used for) financing activities	1,306	10,049
Effect of exchange rate changes on cash and cash equivalents	(4,528)	(1,273)
Net increase (decrease) in cash and cash equivalents	3,561	20,826
Cash and cash equivalents, at beginning of period	127,725	105,654
Cash and cash equivalents, at end of period	$131,286	$126,480
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$1,407	$881
Income taxes, net of refunds	1,988	2,033
1.The prior period amounts have been revised to present Purchases, Proceeds from sales and Proceeds from paydowns and maturities separately between AFS securities and HTM securities.

See Notes to Consolidated Financial Statements	39	June 2022 Form 10-Q

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

June 2022 Form 10-Q	40

Notes to Consolidated Financial Statements (Unaudited)
2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting updates adopted, see Note 2 to the financial statements in the 2021 Form 10-K.
During the six months ended June 30, 2022 (“current year period”), there were no significant updates to the Firm’s significant accounting policies.
3. Cash and Cash Equivalents

$ in millions	At June 30, 2022	At December 31, 2021
Cash and due from banks	$7,666	$8,394
Interest bearing deposits with banks	123,620	119,331
Total Cash and cash equivalents	$131,286	$127,725
Restricted cash	$43,147	$40,887
For additional information on cash and cash equivalents, including restricted cash, see Note 2 to the financial statements in the 2021 Form 10-K.
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$35,543	$27,047	$9	$—	$62,599
Other sovereign government obligations	25,226	5,161	161	—	30,548
State and municipal securities	—	1,718	29	—	1,747
MABS	—	1,373	339	—	1,712
Loans and lending commitments[2]	—	5,584	2,507	—	8,091
Corporate and other debt	—	25,746	2,113	—	27,859
Corporate equities[3]	80,141	866	246	—	81,253
Derivative and other contracts:
Interest rate	7,035	161,441	983	—	169,459
Credit	—	11,663	645	—	12,308
Foreign exchange	34	120,825	225	—	121,084
Equity	1,566	57,582	483	—	59,631
Commodity and other	10,694	33,958	4,116	—	48,768
Netting[1]	(16,267)	(278,419)	(1,453)	(60,030)	(356,169)
Total derivative and other contracts	3,062	107,050	4,999	(60,030)	55,081
Investments[4]	604	741	1,027	—	2,372
Physical commodities	—	2,425	—	—	2,425
Total trading assets[4]	144,576	177,711	11,430	(60,030)	273,687
Investment securities—AFS	54,658	31,274	38	—	85,970
Total assets at fair value	$199,234	$208,985	$11,468	$(60,030)	$359,657

	At June 30, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$2,937	$19	$—	$2,956
Trading liabilities:
U.S. Treasury and agency securities	10,926	40	—	—	10,966
Other sovereign government obligations	17,361	1,892	—	—	19,253
Corporate and other debt	—	10,973	44	—	11,017
Corporate equities[3]	68,634	185	60	—	68,879
Derivative and other contracts:
Interest rate	5,839	152,045	1,085	—	158,969
Credit	—	11,378	455	—	11,833
Foreign exchange	43	112,713	556	—	113,312
Equity	1,844	66,612	1,013	—	69,469
Commodity and other	11,884	27,405	2,772	—	42,061
Netting[1]	(16,267)	(278,419)	(1,453)	(59,651)	(355,790)
Total derivative and other contracts	3,343	91,734	4,428	(59,651)	39,854
Total trading liabilities	100,264	104,824	4,532	(59,651)	149,969
Securities sold under agreements to repurchase	—	442	514	—	956
Other secured financings	—	4,018	112	—	4,130
Borrowings	—	68,347	2,325	—	70,672
Total liabilities at fair value	$100,264	$180,568	$7,502	$(59,651)	$228,683

	At December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$45,970	$29,749	$2	$—	$75,721
Other sovereign government obligations	28,041	4,533	211	—	32,785
State and municipal securities	—	1,905	13	—	1,918
MABS	—	1,237	344	—	1,581
Loans and lending commitments[2]	—	8,821	3,806	—	12,627
Corporate and other debt	—	27,309	1,973	—	29,282
Corporate equities[3]	91,630	832	115	—	92,577
Derivative and other contracts:
Interest rate	1,364	153,048	1,153	—	155,565
Credit	—	8,441	509	—	8,950
Foreign exchange	28	74,571	132	—	74,731
Equity	1,562	68,519	251	—	70,332
Commodity and other	4,462	20,194	3,057	—	27,713
Netting[1]	(5,696)	(241,814)	(794)	(50,833)	(299,137)
Total derivative and other contracts	1,720	82,959	4,308	(50,833)	38,154
Investments[4]	735	846	1,125	—	2,706
Physical commodities	—	2,771	—	—	2,771
Total trading assets[4]	168,096	160,962	11,897	(50,833)	290,122
Investment securities—AFS	59,021	43,809	—	—	102,830
Securities purchased under agreements to resell	—	7	—	—	7
Total assets at fair value	$227,117	$204,778	$11,897	$(50,833)	$392,959

41	June 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$1,873	$67	$—	$1,940
Trading liabilities:
U.S. Treasury and agency securities	16,433	319	—	—	16,752
Other sovereign government obligations	20,771	2,062	—	—	22,833
Corporate and other debt	—	8,707	16	—	8,723
Corporate equities[3]	75,181	226	45	—	75,452
Derivative and other contracts:
Interest rate	1,087	145,670	445	—	147,202
Credit	—	9,090	411	—	9,501
Foreign exchange	19	73,096	80	—	73,195
Equity	2,119	77,363	1,196	—	80,678
Commodity and other	4,563	16,837	1,528	—	22,928
Netting[1]	(5,696)	(241,814)	(794)	(50,632)	(298,936)
Total derivative and other contracts	2,092	80,242	2,866	(50,632)	34,568
Total trading liabilities	114,477	91,556	2,927	(50,632)	158,328
Securities sold under agreements to repurchase	—	140	651	—	791
Other secured financings	—	4,730	403	—	5,133
Borrowings	—	74,183	2,157	—	76,340
Total liabilities at fair value	$114,477	$172,482	$6,205	$(50,632)	$242,532
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
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At June 30, 2022	At December 31, 2021
Corporate	$—	$8
Secured lending facilities	7	—
Commercial Real Estate	532	863
Residential Real Estate	1,813	3,911
Securities-based lending and Other loans	5,739	7,845
Total	$8,091	$12,627
Unsettled Fair Value of Futures Contracts1

$ in millions	At June 30, 2022	At December 31, 2021
Customer and other receivables (payables), net	$442	$948
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
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
U.S. Treasury and agency securities
Beginning balance	$8	$12	$2	$9
Realized and unrealized gains (losses)	—	44	—	59
Purchases	4	22	4	25
Sales	(3)	(68)	(2)	(68)
Net transfers	—	15	5	—
Ending balance	$9	$25	$9	$25
Unrealized gains (losses)	$—	$44	$—	$58
Other sovereign government obligations
Beginning balance	$188	$17	$211	$268
Purchases	20	75	44	76
Sales	(45)	(16)	(104)	(260)
Net transfers	(2)	2	10	(6)
Ending balance	$161	$78	$161	$78
Unrealized gains (losses)	$—	$—	$—	$—
State and municipal securities
Beginning balance	$—	$—	$13	$—
Purchases	—	4	—	4
Net transfers	29	—	16	—
Ending balance	$29	$4	$29	$4
Unrealized gains (losses)	$—	$—	$—	$—
MABS
Beginning balance	$351	$374	$344	$322
Realized and unrealized gains (losses)	(1)	8	(2)	59
Purchases	45	21	82	128
Sales	(62)	(58)	(149)	(123)
Net transfers	6	12	64	(29)
Ending balance	$339	$357	$339	$357
Unrealized gains (losses)	$(2)	$6	$(2)	$1
Loans and lending commitments
Beginning balance	$3,141	$5,045	$3,806	$5,759
Realized and unrealized gains (losses)	11	22	37	3
Purchases and originations	367	1,527	677	2,673
Sales	(382)	(1,438)	(618)	(2,569)
Settlements	(660)	(712)	(981)	(933)
Net transfers	30	452	(414)	(37)
Ending balance	$2,507	$4,896	$2,507	$4,896
Unrealized gains (losses)	$6	$38	$21	$9

June 2022 Form 10-Q	42

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Corporate and other debt
Beginning balance	$1,753	$3,319	$1,973	$3,435
Realized and unrealized gains (losses)	5	207	15	135
Purchases and originations	267	883	595	1,413
Sales	(360)	(908)	(548)	(1,087)
Settlements	(16)	—	(130)	—
Net transfers[1]	464	(1,700)	208	(2,095)
Ending balance	$2,113	$1,801	$2,113	$1,801
Unrealized gains (losses)	$7	$264	$11	$248
Corporate equities
Beginning balance	$239	$114	$115	$86
Realized and unrealized gains (losses)	—	12	(1)	26
Purchases	51	25	78	50
Sales	(87)	(36)	(72)	(38)
Net transfers	43	35	126	26
Ending balance	$246	$150	$246	$150
Unrealized gains (losses)	$—	$15	$—	$28
Investments
Beginning balance	$1,120	$924	$1,125	$828
Realized and unrealized gains (losses)	(111)	47	(135)	107
Purchases	27	28	46	92
Sales	(11)	(9)	(14)	(24)
Net transfers	2	(12)	5	(25)
Ending balance	$1,027	$978	$1,027	$978
Unrealized gains (losses)	$(106)	$47	$(131)	$94
Investment securities —AFS
Beginning balance	$—	$127	$—	$2,804
Realized and unrealized gains (losses)	(2)	—	(2)	(4)
Sales	—	(11)	—	(203)
Net transfers[2]	40	(116)	40	(2,597)
Ending balance	$38	$—	$38	$—
Unrealized gains (losses)	$(2)	$—	$(2)	$—
Net derivatives: Interest rate
Beginning balance	$634	$691	$708	$682
Realized and unrealized gains (losses)	(275)	(43)	(533)	(388)
Purchases	2	41	—	57
Issuances	(3)	(52)	—	(66)
Settlements	(173)	18	(131)	103
Net transfers	(287)	13	(146)	280
Ending balance	$(102)	$668	$(102)	$668
Unrealized gains (losses)	$(266)	$(40)	$(372)	$(370)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Net derivatives: Credit
Beginning balance	$93	$(82)	$98	$49
Realized and unrealized gains (losses)	(21)	(88)	232	(75)
Purchases	8	17	—	25
Issuances	(7)	(24)	(3)	(38)
Settlements	94	36	(168)	(60)
Net transfers	23	(62)	31	(104)
Ending balance	$190	$(203)	$190	$(203)
Unrealized gains (losses)	$(4)	$(76)	$224	$(75)
Net derivatives: Foreign exchange
Beginning balance	$(33)	$(110)	$52	$61
Realized and unrealized gains (losses)	124	96	(13)	(26)
Purchases	4	2	—	4
Issuances	—	—	—	(2)
Settlements	(148)	1	(46)	(67)
Net transfers	(278)	44	(324)	63
Ending balance	$(331)	$33	$(331)	$33
Unrealized gains (losses)	$123	$(49)	$7	$25
Net derivatives: Equity
Beginning balance	$(654)	$(2,117)	$(945)	$(2,231)
Realized and unrealized gains (losses)	142	283	171	344
Purchases	28	28	28	71
Issuances	(69)	(143)	(52)	(461)
Settlements	167	105	290	5
Net transfers[1]	(144)	1,007	(22)	1,435
Ending balance	$(530)	$(837)	$(530)	$(837)
Unrealized gains (losses)	$113	$(36)	$289	$(25)
Net derivatives: Commodity and other
Beginning balance	$1,434	$1,944	$1,529	$1,709
Realized and unrealized gains (losses)	359	122	187	348
Purchases	10	—	10	10
Issuances	(21)	—	(26)	(13)
Settlements	(384)	(170)	(238)	(222)
Net transfers	(54)	(466)	(118)	(402)
Ending balance	$1,344	$1,430	$1,344	$1,430
Unrealized gains (losses)	$219	$(63)	$(174)	$69
Deposits
Beginning balance	$26	$177	$67	$126
Realized and unrealized losses (gains)	—	4	—	2
Issuances	2	—	2	—
Settlements	(2)	(2)	(6)	(2)
Net transfers	(7)	(93)	(44)	(40)
Ending balance	$19	$86	$19	$86
Unrealized losses (gains)	$—	$4	$—	$2
Nonderivative trading liabilities
Beginning balance	$48	$62	$61	$79
Realized and unrealized losses (gains)	—	(4)	(4)	4
Purchases	(43)	(38)	(48)	(43)
Sales	37	16	29	16
Net transfers	62	23	66	3
Ending balance	$104	$59	$104	$59
Unrealized losses (gains)	$—	$(2)	$(4)	$4

43	June 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Securities sold under agreements to repurchase
Beginning balance	$516	$441	$651	$444
Realized and unrealized losses (gains)	(10)	8	(7)	6
Issuances	9	—	9	—
Settlements	(1)	—	(12)	—
Net transfers	—	—	(127)	(1)
Ending balance	$514	$449	$514	$449
Unrealized losses (gains)	$(10)	$8	$(7)	$6
Other secured financings
Beginning balance	$120	$555	$403	$516
Realized and unrealized losses (gains)	(4)	9	(6)	4
Issuances	4	37	31	407
Settlements	(8)	(176)	(313)	(498)
Net transfers	—	(24)	(3)	(28)
Ending balance	$112	$401	$112	$401
Unrealized losses (gains)	$(4)	$10	$(6)	$4
Borrowings
Beginning balance	$2,399	$4,262	$2,157	$4,374
Realized and unrealized losses (gains)	(312)	125	(476)	36
Issuances	158	146	308	276
Settlements	(183)	(217)	(215)	(326)
Net transfers[1]	263	(2,341)	551	(2,385)
Ending balance	$2,325	$1,975	$2,325	$1,975
Unrealized losses (gains)	$(306)	$121	$(479)	$29
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	(63)	(4)	(96)	(8)
1.Net transfers from Level 3 to Level 2 in the prior year quarter reflect $2.0 billion of Corporate and Other Debt, $1.0 billion of net Equity derivatives, and $2.2 billion of Borrowings as the unobservable inputs were not significant to the overall fair value measurements.
2.Net transfers in the prior year period reflect the transfer in the first quarter of the prior year of $2.5 billion of AFS securities from Level 3 to Level 2 due to increased trading activity and observability of pricing inputs.
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
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2022	At December 31, 2021
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$161	$211
Comparable pricing:
Bond price	84 to 106 points (96 points)	100 to 140 points (120 points)
MABS	$339	$344
Comparable pricing:
Bond price	0 to 95 points (63 points)	0 to 86 points (59 points)
Loans and lending commitments	$2,507	$3,806
Margin loan model:
Margin loan rate	2% to 4% (3%)	1% to 4% (3%)
Comparable pricing:
Loan price	84 to 101 points (97 points)	89 to 101 points (97 points)
Corporate and other debt	$2,113	$1,973
Comparable pricing:
Bond price	52 to 158 points (90 points)	50 to 163 points (99 points)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Corporate equities	$246	$115
Comparable pricing:
Equity price	100%	100%
Investments	$1,027	$1,125
Discounted cash flow:
WACC	13% to 18% (17%)	10% to 16% (15%)
Exit multiple	8 to 17 times (13 times)	8 to 17 times (12 times)
Market approach:
EBITDA multiple	8 to 21 times (10 times)	8 to 25 times (10 times)
Comparable pricing:
Equity price	49% to 100% (90%)	43% to 100% (99%)
Net derivative and other contracts:
Interest rate	$(102)	$708
Option model:
IR volatility skew	42% to 76% (59% / 59%)	39% to 79% (64% / 63%)
IR curve correlation	39% to 99% (77% / 79%)	62% to 98% (83% / 84%)
Bond volatility	N/M	5% to 32% (12% / 9%)
Inflation volatility	24% to 62% (44% / 40%)	24% to 65% (44% / 40%)
IR curve	N/M	4%

June 2022 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)

	Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2022	At December 31, 2021
Credit	$190	$98
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 83 points (43 points)	0 to 83 points (46 points)
Credit spread	10 to 529 bps (111 bps)	14 to 477 bps (68 bps)
Funding spread	18 to 593 bps (69 bps)	15 to 433 bps (55 bps)
Foreign exchange[2]	$(331)	$52
Option model:
IR - FX correlation	N/M	53% to 56% (55% / 54%)
IR volatility skew	N/M	39% to 79% (64% / 63%)
IR curve	0% to 26% (9% / 7%)	-1% to 7% (2% / 0%)
Foreign exchange volatility skew	-33% to 27% (0% / 0%)	-4% to -2% (-3% / -3%)
Contingency probability	95%	90% to 95% (94% / 95%)
Equity[2]	$(530)	$(945)
Option model:
Equity volatility	5% to 96% (28%)	5% to 99% (24%)
Equity volatility skew	-4% to 0% (-1%)	-4% to 0% (-1%)
Equity correlation	5% to 96% (82%)	5% to 99% (73%)
FX correlation	-85% to 65% (-47%)	-85% to 37% (-42%)
IR correlation	13% to 30% (15%)	13% to 30% (15%)
Commodity and other	$1,344	$1,529
Option model:
Forward power price	$1 to $268 ($55) per MWh	$4 to $263 ($39) per MWh
Commodity volatility	8% to 159% (42%)	8% to 385% (22%)
Cross-commodity correlation	41% to 100% (94%)	43% to 100% (94%)
Liabilities Measured at Fair Value on a Recurring Basis
Deposits	$19	$67
Option model:
Equity volatility	N/M	7%
Nonderivative trading liabilities —Corporate equities	$60	$45
Comparable pricing:
Equity price	100%	100%
Securities sold under agreements to repurchase	$514	$651
Discounted cash flow:
Funding spread	115 to 146 bps (130 bps)	112 to 127 bps (120 bps)
Other secured financings	$112	$403
Comparable pricing:
Loan price	23 to 101 points (81 points)	30 to 100 points (83 points)

Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2022	At December 31, 2021
Borrowings	$2,325	$2,157
Option model:
Equity volatility	7% to 93% (21%)	7% to 85% (20%)
Equity volatility skew	-2% to 0% (-1%)	-1% to 0% (0%)
Equity correlation	39% to 95% (86%)	41% to 95% (81%)
Equity - FX correlation	-55% to 25% (-23%)	-55% to 25% (-30%)
IR FX Correlation	-14% to 5% (-5% / -5%)	-26% to 8% (-5% / -5%)
IR curve correlation	39% to 99% (77% / 79%)	N/M
IR volatility skew	42% to 76% (59% / 59%)	N/M
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$2,572	$1,576
Corporate loan model:
Credit spread	111 to 749 bps (343 bps)	108 to 565 bps (284 bps)
Comparable pricing:
Loan price	48 to 80 points (69 points)	40 to 80 points (61 points)
Warehouse model:
Credit spread	119 to 267 bps (198 bps)	182 to 446 bps (376 bps)
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

45	June 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Net Asset Value Measurements
Fund Interests

	At June 30, 2022		At December 31, 2021
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,823	$540	$2,492	$615
Real estate	2,170	249	2,064	248
Hedge[1]	202	2	191	2
Total	$5,195	$791	$4,747	$865
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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at June 30, 2022
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,034	$794
5-10 years	1,264	1,354
Over 10 years	525	22
Total	$2,823	$2,170
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At June 30, 2022
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$3,411	$2,572	$5,983
Other assets—Other investments	—	5	5
Other assets—ROU assets	7	—	7
Total	$3,418	$2,577	$5,995
Liabilities
Other liabilities and accrued expenses—Lending commitments	$359	$142	$501
Total	$359	$142	$501

	At December 31, 2021
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,035	$1,576	$5,611
Other assets—Other investments	—	8	8
Other assets—ROU assets	16	—	16
Total	$4,051	$1,584	$5,635
Liabilities
Other liabilities and accrued expenses—Lending commitments	$173	$70	$243
Total	$173	$70	$243
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Assets
Loans[2]	$(167)	$(38)	$(221)	$(55)
Goodwill	—	—	—	(8)
Intangibles	—	(1)	—	(3)
Other assets—Other investments[3]	(4)	(2)	(6)	(53)
Other assets—Premises, equipment and software	(1)	(2)	(2)	(4)
Other assets—ROU assets	(4)	—	(6)	—
Total	$(176)	$(43)	$(235)	$(123)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$(191)	$5	$(210)	$40
Total	$(191)	$5	$(210)	$40
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

June 2022 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)
Financial Instruments Not Measured at Fair Value

	At June 30, 2022
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$131,286	$131,286	$—	$—	$131,286
Investment securities—HTM	79,477	29,093	41,619	1,030	71,742
Securities purchased under agreements to resell	120,735	—	118,453	2,205	120,658
Securities borrowed	138,508	—	138,506	—	138,506
Customer and other receivables	78,752	—	74,975	3,516	78,491
Loans[1]	206,482	—	26,339	175,334	201,673
Other assets	722	—	722	—	722
Financial liabilities
Deposits	$344,192	$—	$344,259	$—	$344,259
Securities sold under agreements to repurchase	65,223	—	65,163	—	65,163
Securities loaned	13,785	—	13,791	—	13,791
Other secured financings	3,107	—	3,108	—	3,108
Customer and other payables	233,719	—	233,719	—	233,719
Borrowings	155,505	—	152,737	4	152,741
	Commitment Amount
Lending commitments[2]	$139,858	$—	$2,086	$805	$2,891

	At December 31, 2021
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$127,725	$127,725	$—	$—	$127,725
Investment securities—HTM	80,168	29,454	49,352	1,076	79,882
Securities purchased under agreements to resell	119,992	—	117,922	2,075	119,997
Securities borrowed	129,713	—	129,713	—	129,713
Customer and other receivables	91,664	—	88,091	3,442	91,533
Loans[1]	188,134	—	25,706	163,784	189,490
Other assets	528	—	528	—	528
Financial liabilities
Deposits	$345,634	$—	$345,911	$—	$345,911
Securities sold under agreements to repurchase	61,397	—	61,419	—	61,419
Securities loaned	12,299	—	12,296	—	12,296
Other secured financings	4,908	—	4,910	—	4,910
Customer and other payables	228,631	—	228,631	—	228,631
Borrowings	156,787	—	162,154	4	162,158
	Commitment Amount
Lending commitments[2]	$133,519	$—	$890	$470	$1,360
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At June 30, 2022	At December 31, 2021
Business Unit Responsible for Risk Management
Equity	$35,253	$37,046
Interest rates	24,473	28,638
Commodities	8,409	7,837
Credit	1,349	1,347
Foreign exchange	1,188	1,472
Total	$70,672	$76,340
Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Trading revenues	$7,672	$(2,931)	$12,327	$(446)
Interest expense	64	84	136	157
Net revenues[1]	$7,608	$(3,015)	$12,191	$(603)
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended June 30,
	2022		2021
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(15)	$—	$95	$—
Lending commitments	(1)	—	1	—
Deposits	—	21	—	10
Borrowings	1	1,499	(10)	237

	Six Months Ended June 30,
	2022		2021
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$9	$—	$253	$—
Lending commitments	(1)	—	1	—
Deposits	—	14	—	9
Borrowings	1	2,377	(27)	422

47	June 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	At June 30, 2022	At December 31, 2021
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(48)	$(2,439)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At June 30, 2022	At December 31, 2021
Loans and other receivables[2]	$11,527	$12,633
Nonaccrual loans[2]	8,647	9,999
Borrowings[3]	3,678	(2,106)
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
Fair Value Loans on Nonaccrual Status

$ in millions	At June 30, 2022	At December 31, 2021
Nonaccrual loans	$593	$989
Nonaccrual loans 90 or more days past due	110	363
6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at June 30, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$148	$6	$—	$154
Foreign exchange	308	59	—	367
Total	456	65	—	521
Not designated as accounting hedges
Economic hedges of loans
Credit	7	98	—	105
Other derivatives
Interest rate	139,530	27,927	1,848	169,305
Credit	9,429	2,774	—	12,203
Foreign exchange	117,553	3,099	65	120,717
Equity	24,787	—	34,844	59,631
Commodity and other	36,572	—	12,196	48,768
Total	327,878	33,898	48,953	410,729
Total gross derivatives	$328,334	$33,963	$48,953	$411,250
Amounts offset
Counterparty netting	(228,091)	(31,597)	(46,715)	(306,403)
Cash collateral netting	(48,546)	(1,220)	—	(49,766)
Total in Trading assets	$51,697	$1,146	$2,238	$55,081
Amounts not offset[1]
Financial instruments collateral	(21,576)	—	—	(21,576)
Net amounts	$30,121	$1,146	$2,238	$33,505
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$8,620

	Liabilities at June 30, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$334	$—	$—	$334
Foreign exchange	4	5	—	9
Total	338	5	—	343
Not designated as accounting hedges
Economic hedges of loans
Credit	10	238	—	248
Other derivatives
Interest rate	128,906	28,846	883	158,635
Credit	8,706	2,879	—	11,585
Foreign exchange	110,398	2,828	77	113,303
Equity	30,920	—	38,549	69,469
Commodity and other	28,568	—	13,493	42,061
Total	307,508	34,791	53,002	395,301
Total gross derivatives	$307,846	$34,796	$53,002	$395,644
Amounts offset
Counterparty netting	(228,091)	(31,597)	(46,715)	(306,403)
Cash collateral netting	(46,548)	(2,839)	—	(49,387)
Total in Trading liabilities	$33,207	$360	$6,287	$39,854
Amounts not offset[1]
Financial instruments collateral	(2,431)	—	(3,222)	(5,653)
Net amounts	$30,776	$360	$3,065	$34,201
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				8,001

48	June 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Assets at December 31, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$594	$1	$—	$595
Foreign exchange	191	6	—	197
Total	785	7	—	792
Not designated as accounting hedges
Economic hedges of loans
Credit	—	15	—	15
Other derivatives
Interest rate	147,585	7,002	383	154,970
Credit	5,749	3,186	—	8,935
Foreign exchange	73,276	1,219	39	74,534
Equity	28,877	—	41,455	70,332
Commodity and other	22,175	—	5,538	27,713
Total	277,662	11,422	47,415	336,499
Total gross derivatives	$278,447	$11,429	$47,415	$337,291
Amounts offset
Counterparty netting	(201,729)	(9,818)	(42,883)	(254,430)
Cash collateral netting	(43,495)	(1,212)	—	(44,707)
Total in Trading assets	$33,223	$399	$4,532	$38,154
Amounts not offset[1]
Financial instruments collateral	(10,457)	—	—	(10,457)
Net amounts	$22,766	$399	$4,532	$27,697
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,725

	Liabilities at December 31, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$86	$1	$—	$87
Foreign exchange	57	50	—	107
Total	143	51	—	194
Not designated as accounting hedges
Economic hedges of loans
Credit	17	412	—	429
Other derivatives
Interest rate	140,770	6,112	233	147,115
Credit	5,609	3,463	—	9,072
Foreign exchange	71,851	1,196	41	73,088
Equity	39,597	—	41,081	80,678
Commodity and other	17,188	—	5,740	22,928
Total	275,032	11,183	47,095	333,310
Total gross derivatives	$275,175	$11,234	$47,095	$333,504
Amounts offset
Counterparty netting	(201,729)	(9,818)	(42,883)	(254,430)
Cash collateral netting	(43,305)	(1,201)	—	(44,506)
Total in Trading liabilities	$30,141	$215	$4,212	$34,568
Amounts not offset[1]
Financial instruments collateral	(5,866)	(8)	(39)	(5,913)
Net amounts	$24,275	$207	$4,173	$28,655
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,194
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
Notionals of Derivative Contracts

	Assets at June 30, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$50	$—	$52
Foreign exchange	10	3	—	13
Total	12	53	—	65
Not designated as accounting hedges
Economic hedges of loans
Credit	—	3	—	3
Other derivatives
Interest rate	3,582	8,236	688	12,506
Credit	228	107	—	335
Foreign exchange	3,478	146	9	3,633
Equity	482	—	399	881
Commodity and other	160	—	77	237
Total	7,930	8,492	1,173	17,595
Total gross derivatives	$7,942	$8,545	$1,173	$17,660

	Liabilities at June 30, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$3	$167	$—	$170
Foreign exchange	2	1	—	3
Total	5	168	—	173
Not designated as accounting hedges
Economic hedges of loans
Credit	—	10	—	10
Other derivatives
Interest rate	3,585	8,424	610	12,619
Credit	211	109	—	320
Foreign exchange	3,275	134	17	3,426
Equity	506	—	634	1,140
Commodity and other	122	—	87	209
Total	7,699	8,677	1,348	17,724
Total gross derivatives	$7,704	$8,845	$1,348	$17,897

	Assets at December 31, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$4	$104	$—	$108
Foreign exchange	8	1	—	9
Total	12	105	—	117
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	3,488	7,082	570	11,140
Credit	216	105	—	321
Foreign exchange	3,386	95	10	3,491
Equity	495	—	407	902
Commodity and other	139	—	73	212
Total	7,724	7,282	1,060	16,066
Total gross derivatives	$7,736	$7,387	$1,060	$16,183

49	June 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at December 31, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$99	$—	$99
Foreign exchange	5	3	—	8
Total	5	102	—	107
Not designated as accounting hedges
Economic hedges of loans
Credit	1	12	—	13
Other derivatives
Interest rate	3,827	6,965	445	11,237
Credit	225	106	—	331
Foreign exchange	3,360	88	12	3,460
Equity	552	—	735	1,287
Commodity and other	110	—	81	191
Total	8,075	7,171	1,273	16,519
Total gross derivatives	$8,080	$7,273	$1,273	$16,626
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 7 to the financial statements in the 2021 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2022	2021	2022	2021
Fair value hedges—Recognized in Interest income
Interest rate contracts	$396	$(331)	$1,191	$500
Investment Securities—AFS	(373)	345	(1,124)	(427)
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(4,017)	$1,238	$(10,250)	$(2,870)
Deposits	30	22	118	58
Borrowings	3,972	(1,270)	10,127	2,751
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$635	$(106)	$774	$299
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	(36)	(14)	(77)	(13)
Fair Value Hedges—Hedged Items

$ in millions	At June 30, 2022	At December 31, 2021
Investment Securities—AFS
Amortized cost basis currently or previously hedged	$13,808	$17,902
Basis adjustments included in amortized cost[1]	$(1,010)	$(591)
Deposits
Carrying amount currently or previously hedged	$4,361	$6,279
Basis adjustments included in carrying amount[1]	$(113)	$5
Borrowings
Carrying amount currently or previously hedged	$134,037	$122,919
Basis adjustments included in carrying amount—Outstanding hedges	$(7,755)	$2,324
Basis adjustments included in carrying amount—Terminated hedges	$(729)	$(743)
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2022	2021	2022	2021
Recognized in Other revenues
Credit contracts[1]	$153	$(44)	$204	$(149)
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At June 30, 2022	At December 31, 2021
Net derivative liabilities with credit risk-related contingent features	$20,019	$20,548
Collateral posted	12,423	14,789
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At June 30, 2022
One-notch downgrade	$570
Two-notch downgrade	453
Bilateral downgrade agreements included in the amounts above[1]	$988
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

June 2022 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at June 30, 2022
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$11	$29	$27	$9	$76
Non-investment grade	7	16	18	2	43
Total	$18	$45	$45	$11	$119
Index and basket CDS
Investment grade	$2	$11	$103	$12	$128
Non-investment grade	9	15	34	14	72
Total	$11	$26	$137	$26	$200
Total CDS sold	$29	$71	$182	$37	$319
Other credit contracts	—	—	—	—	—
Total credit protection sold	$29	$71	$182	$37	$319
CDS protection sold with identical protection purchased					$279

	Years to Maturity at December 31, 2021
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$10	$26	$29	$9	$74
Non-investment grade	5	13	17	2	37
Total	$15	$39	$46	$11	$111
Index and basket CDS
Investment grade	$2	$11	$106	$15	$134
Non-investment grade	9	14	37	12	72
Total	$11	$25	$143	$27	$206
Total CDS sold	$26	$64	$189	$38	$317
Other credit contracts	—	—	—	—	—
Total credit protection sold	$26	$64	$189	$38	$317
CDS protection sold with identical protection purchased					$278
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At June 30, 2022	At December 31, 2021
Single-name CDS
Investment grade	$322	$1,428
Non-investment grade	(3,502)	(370)
Total	$(3,180)	$1,058
Index and basket CDS
Investment grade	$(148)	$1,393
Non-investment grade	(4,091)	(650)
Total	$(4,239)	$743
Total CDS sold	$(7,419)	$1,801
Other credit contracts	(3)	(3)
Total credit protection sold	$(7,422)	$1,798
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At June 30, 2022	At December 31, 2021
Single name	$138	$126
Index and basket	188	204
Tranched index and basket	23	18
Total	$349	$348

	Fair Value Asset (Liability)
$ in millions	At June 30, 2022	At December 31, 2021
Single name	$3,505	$(1,338)
Index and basket	3,846	(563)
Tranched index and basket	543	(451)
Total	$7,894	$(2,352)
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
7. Investment Securities
AFS and HTM Securities

	At June 30, 2022
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$56,570	$3	$1,915	$54,658
U.S. agency securities[2]	23,566	4	1,917	21,653
Agency CMBS	6,449	5	285	6,169
State and municipal securities	2,322	13	91	2,244
FFELP student loan ABS[3]	1,281	—	35	1,246
Total AFS securities	90,188	25	4,243	85,970
HTM securities
U.S. Treasury securities	30,133	3	1,043	29,093
U.S. agency securities[2]	46,138	—	6,458	39,680
Agency CMBS	2,079	—	140	1,939
Non-agency CMBS	1,127	—	97	1,030
Total HTM securities	79,477	3	7,738	71,742
Total investment securities	$169,665	$28	$11,981	$157,712

51	June 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2021
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$58,974	$343	$296	$59,021
U.S. agency securities[2]	26,780	274	241	26,813
Agency CMBS	14,476	289	89	14,676
State and municipal securities	613	37	2	648
FFELP student loan ABS[3]	1,672	11	11	1,672
Total AFS securities	102,515	954	639	102,830
HTM securities
U.S. Treasury securities	28,653	882	81	29,454
U.S. agency securities[2]	48,195	169	1,228	47,136
Agency CMBS	2,267	—	51	2,216
Non-agency CMBS	1,053	28	5	1,076
Total HTM securities	80,168	1,079	1,365	79,882
Total investment securities	$182,683	$2,033	$2,004	$182,712
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
AFS Securities in an Unrealized Loss Position

	At June 30, 2022		At December 31, 2021
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$40,014	$1,408	$31,459	$296
12 months or longer	10,018	507	—	—
Total	50,032	1,915	31,459	296
U.S. agency securities
Less than 12 months	16,475	1,400	12,283	219
12 months or longer	3,494	517	1,167	22
Total	19,969	1,917	13,450	241
Agency CMBS
Less than 12 months	4,297	270	2,872	89
12 months or longer	351	15	10	—
Total	4,648	285	2,882	89
State and municipal securities
Less than 12 months	1,699	82	21	2
12 months or longer	(25)	9	7	—
Total	1,674	91	28	2
FFELP student loan ABS
Less than 12 months	854	22	320	1
12 months or longer	380	13	591	10
Total	1,234	35	911	11
Total AFS securities in an unrealized loss position
Less than 12 months	63,339	3,182	46,955	607
12 months or longer	14,218	1,061	1,775	32
Total	$77,557	$4,243	$48,730	$639
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
As of June 30, 2022 and December 31, 2021, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at June 30, 2022 and December 31, 2021 reflect an ACL of $32 million and $33 million, respectively, related to Non-agency CMBS. See Note 2 in the 2021 Form 10-K for a description of the ACL methodology used for HTM Securities. As of June 30, 2022, and December 31, 2021, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.
Investment Securities by Contractual Maturity

	At June 30, 2022
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
AFS securities
U.S. Treasury securities:
Due within 1 year	$10,416	$10,300	1.2%
After 1 year through 5 years	43,015	41,233	1.1%
After 5 years through 10 years	3,139	3,125	1.1%
Total	56,570	54,658
U.S. agency securities:
Due within 1 year	14	14	0.7%
After 1 year through 5 years	326	310	1.2%
After 5 years through 10 years	1,105	1,051	1.8%
After 10 years	22,121	20,278	1.8%
Total	23,566	21,653
Agency CMBS:
Due within 1 year	151	151	1.8%
After 1 year through 5 years	798	760	2.0%
After 5 years through 10 years	4,082	3,997	1.8%
After 10 years	1,418	1,261	1.3%
Total	6,449	6,169
State and municipal securities:
Due within 1 year	38	39	2.3%
After 1 year through 5 years	46	47	2.3%
After 5 years through 10 years	112	110	2.5%
After 10 Years	2,126	2,048	3.2%
Total	2,322	2,244
FFELP student loan ABS:
After 1 year through 5 years	127	122	0.9%
After 5 years through 10 years	135	131	0.7%
After 10 years	1,019	993	1.5%
Total	1,281	1,246
Total AFS securities	90,188	85,970	1.4%

June 2022 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

	At June 30, 2022
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	3,654	3,641	1.9%
After 1 year through 5 years	20,949	20,322	1.8%
After 5 years through 10 years	3,968	3,817	2.4%
After 10 years	1,562	1,313	2.3%
Total	30,133	29,093
U.S. agency securities:
After 5 years through 10 years	425	407	2.1%
After 10 years	45,713	39,273	1.8%
Total	46,138	39,680
Agency CMBS:
Due within 1 year	105	104	1.0%
After 1 year through 5 years	1,421	1,341	1.3%
After 5 years through 10 years	405	365	1.4%
After 10 years	148	129	1.5%
Total	2,079	1,939
Non-agency CMBS:
Due within 1 year	178	177	4.1%
After 1 year through 5 years	145	138	3.6%
After 5 years through 10 years	751	665	3.6%
After 10 years	53	50	3.7%
Total	1,127	1,030
Total HTM securities	79,477	71,742	1.8%
Total investment securities	169,665	157,712	1.6%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and considers the contractual coupon, amortization of premiums and accretion of discounts, and the effect of related hedging derivatives.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Gross realized gains	$24	$74	$150	$219
Gross realized (losses)	(6)	(16)	(88)	(27)
Total[1]	$18	$58	$62	$192
1.Realized gains and losses are recognized in Other revenues in the income statement.
8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At June 30, 2022
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$230,176	$(109,441)	$120,735	$(117,865)	$2,870
Securities borrowed	151,152	(12,644)	138,508	(132,191)	6,317
Liabilities
Securities sold under agreements to repurchase	$175,620	$(109,441)	$66,179	$(62,302)	$3,877
Securities loaned	26,429	(12,644)	13,785	(13,475)	310
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,470
Securities borrowed					493
Securities sold under agreements to repurchase					3,366
Securities loaned					160

	At December 31, 2021
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$197,486	$(77,487)	$119,999	$(106,896)	$13,103
Securities borrowed	139,395	(9,682)	129,713	(124,028)	5,685
Liabilities
Securities sold under agreements to repurchase	$139,675	$(77,487)	$62,188	$(53,692)	$8,496
Securities loaned	21,981	(9,682)	12,299	(12,019)	280
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$12,514
Securities borrowed					1,041
Securities sold under agreements to repurchase					8,295
Securities loaned					139
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
Gross Secured Financing Balances by Remaining Contractual Maturity

	At June 30, 2022
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$59,629	$59,400	$19,437	$37,154	$175,620
Securities loaned	15,569	—	876	9,984	26,429
Total included in the offsetting disclosure	$75,198	$59,400	$20,313	$47,138	$202,049
Trading liabilities— Obligation to return securities received as collateral	22,164	—	—	—	22,164
Total	$97,362	$59,400	$20,313	$47,138	$224,213

53	June 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2021
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$29,271	$53,987	$17,099	$39,318	$139,675
Securities loaned	11,480	364	650	9,487	21,981
Total included in the offsetting disclosure	$40,751	$54,351	$17,749	$48,805	$161,656
Trading liabilities— Obligation to return securities received as collateral	30,104	—	—	—	30,104
Total	$70,855	$54,351	$17,749	$48,805	$191,760
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At June 30, 2022	At December 31, 2021
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$55,320	$30,790
Other sovereign government obligations	93,222	73,063
Corporate equities	14,025	25,881
Other	13,053	9,941
Total	$175,620	$139,675
Securities loaned
Other sovereign government obligations	$1,003	$748
Corporate equities	24,759	20,656
Other	667	577
Total	$26,429	$21,981
Total included in the offsetting disclosure	$202,049	$161,656
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$22,147	$30,048
Other	17	56
Total	$22,164	$30,104
Total	$224,213	$191,760
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At June 30, 2022	At December 31, 2021
Trading assets	$36,400	$32,458
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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At June 30, 2022	At December 31, 2021
Collateral received with right to sell or repledge	$650,664	$672,104
Collateral that was sold or repledged[1]	511,247	510,000
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
Securities Segregated for Regulatory Purposes

$ in millions	At June 30, 2022	At December 31, 2021
Segregated securities[1]	$38,525	$20,092
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Customer Margin and Other Lending

$ in millions	At June 30, 2022	At December 31, 2021
Margin and other lending	$45,942	$71,532
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
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 12.

June 2022 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At June 30, 2022
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,739	$6,366	$13,105
Secured lending facilities	32,687	4,223	36,910
Commercial real estate	8,434	2,159	10,593
Residential real estate	50,449	5	50,454
Securities-based lending and Other loans	95,906	276	96,182
Total loans	194,215	13,029	207,244
ACL	(762)		(762)
Total loans, net	$193,453	$13,029	$206,482
Loans to non-U.S. borrowers, net			$24,925

	At December 31, 2021
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$5,567	$8,107	$13,674
Secured lending facilities	31,471	3,879	35,350
Commercial real estate	7,227	1,777	9,004
Residential real estate	44,251	7	44,258
Securities-based lending and Other loans	86,440	62	86,502
Total loans	174,956	13,832	188,788
ACL	(654)		(654)
Total loans, net	$174,302	$13,832	$188,134
Loans to non-U.S. borrowers, net			$24,322
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 10 to the financial statements in the 2021 Form 10-K.
Loans by Interest Rate Type

	At June 30, 2022		At December 31, 2021
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$—	$13,106	$—	$13,674
Secured lending facilities	—	36,910	—	35,350
Commercial real estate	342	10,252	343	8,661
Residential real estate	22,774	27,680	18,966	25,292
Securities-based lending and Other loans	24,596	71,584	22,832	63,670
Total loans, before ACL	$47,712	$159,532	$42,141	$146,647
See Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.
Loans Held for Investment before Allowance by Origination Year

	At June 30, 2022			At December 31, 2021
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$3,020	$3,084	$6,104	$2,356	$2,328	$4,684
2022	—	80	80
2021	—	94	94	—	85	85
2020	17	25	42	111	26	137
2019	—	158	158	—	176	176
2018	146	—	146	196	—	196
Prior	114	1	115	229	60	289
Total	$3,297	$3,442	$6,739	$2,892	$2,675	$5,567

	At June 30, 2022			At December 31, 2021
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$8,784	$19,756	$28,540	$7,603	$20,172	$27,775
2022	209	1,230	1,439
2021	251	209	460	32	467	499
2020	—	123	123	35	160	195
2019	43	689	732	43	819	862
2018	—	308	308	297	703	1,000
Prior	143	942	1,085	144	996	1,140
Total	$9,430	$23,257	$32,687	$8,154	$23,317	$31,471

	At June 30, 2022			At December 31, 2021
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$4	$163	$167	$3	$149	$152
2022	348	1,384	1,732
2021	279	1,629	1,908	423	1,292	1,715
2020	92	790	882	91	819	910
2019	915	985	1,900	976	1,266	2,242
2018	504	308	812	527	416	943
Prior	87	946	1,033	189	1,076	1,265
Total	$2,229	$6,205	$8,434	$2,209	$5,018	$7,227

	At June 30, 2022
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$71	$26	$4	$101	$—	$101
2022	7,104	1,536	224	8,217	647	8,864
2021	11,907	2,572	267	13,756	990	14,746
2020	7,520	1,544	118	8,713	469	9,182
2019	4,377	987	131	5,156	339	5,495
2018	1,698	467	52	2,044	173	2,217
Prior	7,290	2,230	324	9,039	805	9,844
Total	$39,967	$9,362	$1,120	$47,026	$3,423	$50,449

	At December 31, 2021
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$65	$27	$4	$96	$—	$96
2021	12,230	2,638	257	14,116	1,009	15,125
2020	7,941	1,648	131	9,210	510	9,720
2019	4,690	1,072	140	5,536	366	5,902
2018	1,865	497	55	2,231	186	2,417
2017	2,157	558	65	2,588	192	2,780
Prior	5,973	1,919	319	7,485	726	8,211
Total	$34,921	$8,359	$971	$41,262	$2,989	$44,251

55	June 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At June 30, 2022
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$79,571	$5,625	$1,082	$86,278
2022	1,479	745	109	2,333
2021	725	632	92	1,449
2020	—	520	684	1,204
2019	19	709	872	1,600
2018	213	269	279	761
Prior	16	1,615	650	2,281
Total	$82,023	$10,115	$3,768	$95,906

	December 31, 2021
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$71,485	$6,170	$858	$78,513
2021	807	708	103	1,618
2020	—	651	626	1,277
2019	19	1,079	633	1,731
2018	232	273	375	880
2017	—	531	217	748
Prior	16	1,294	363	1,673
Total	$72,559	$10,706	$3,175	$86,440
IG—Investment Grade
NIG—Non-investment Grade
1. Securities-based loans are subject to collateral maintenance provisions, and at June 30, 2022 and December 31, 2021, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2021 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment.
Past Due Loans Held for Investment before Allowance1

$ in millions	At June 30, 2022	At December 31, 2021
Corporate	$47	$—
Residential real estate	150	209
Total	$197	$209
1.The majority of the amounts are past due for a period of less than 90 days.
Nonaccrual Loans Held for Investment before Allowance

$ in millions	At June 30, 2022	At December 31, 2021
Corporate	$76	$34
Secured lending facilities	105	375
Commercial real estate	325	195
Residential real estate	121	138
Securities-based lending and Other loans	183	151
Total[1]	$810	$893
Nonaccrual loans without an ACL	$122	$356
1.Includes all loans held for investment that are 90 days or more past due as of June 30, 2022 and December 31, 2021.
See Note 2 to the financial statements in the 2021 Form 10-K for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans.
Troubled Debt Restructurings

$ in millions	At June 30, 2022	At December 31, 2021
Loans, before ACL	$28	$49
Allowance for credit losses	—	8
Troubled debt restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions. See Note 2 to the financial statements in the 2021 Form 10-K for further information on TDR guidance issued by Congress in the CARES Act as well as by the U.S. banking agencies.
Allowance for Credit Losses Rollforward and Allocation—Loans

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2021	$165	$163	$206	$60	$60	$654
Gross charge-offs	—	(3)	(7)	—	(7)	(17)
Recoveries	4	—	—	—	—	4
Net (charge-offs) recoveries	4	(3)	(7)	—	(7)	(13)
Provision (release)	47	8	36	24	16	131
Other	(4)	(1)	(6)	—	1	(10)
June 30, 2022	$212	$167	$229	$84	$70	$762
Percent of loans to total loans[1]	3%	17%	4%	26%	50%	100%

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2020	$309	$198	$211	$59	$58	$835
Gross charge-offs	(14)	(67)	(21)	—	—	(102)
Provision (release)	(95)	48	5	(2)	2	(42)
Other	(1)	(2)	(1)	—	—	(4)
June 30, 2021	$199	$177	$194	$57	$60	$687
Percent of loans to total loans[1]	4%	18%	5%	25%	48%	100%
CRE—Commercial real estate
SBL—Securities-based lending
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2021	$356	$41	$20	$1	$26	$444
Provision (release)	24	7	(2)	1	(3)	27
Other	(7)	—	—	—	—	(7)
June 30, 2022	$373	$48	$18	$2	$23	$464

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2020	$323	$38	$11	$1	$23	$396
Provision (release)	18	1	—	—	(2)	17
Other	(1)	1	(1)	—	—	(1)
June 30, 2021	$340	$40	$10	$1	$21	$412
Provision for Credit Losses

	Three Months Ended June 30,
$ in millions	2022	2021
Loans	$92	$16
Lending commitments	9	57

The aggregate allowance for credit losses for loans and lending commitments increased in the current year period, reflecting the Provision for credit losses primarily due to portfolio growth and deterioration in macroeconomic outlook.

June 2022 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)
The base scenario used in our ACL models as of June 30, 2022 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models, and assumes continued economic growth over the forecast period. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product. For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 10 to the financial statements in the 2021 Form 10-K.
Selected Credit Ratios

	At June 30, 2022	At December 31, 2021
ACL to total loans[1]	0.4%	0.4%
Nonaccrual loans to total loans[2]	0.4%	0.5%
ACL to nonaccrual loans[3]	94.1%	73.2%
1.Allowance for credit losses for loans to total loans held for investment.
2.Nonaccrual loans held for investment, which are loans that are 90 days or more past due, to total loans held for investment.
3.Allowance for credit losses for loans to nonaccrual loans held for investment.
Employee Loans

$ in millions	At June 30, 2022	At December 31, 2021
Currently employed by the Firm[1]	$3,819	$3,613
No longer employed by the Firm[2]	107	113
Employee loans	$3,926	$3,726
ACL	(147)	(153)
Employee loans, net of ACL	$3,779	$3,573
Remaining repayment term, weighted average in years	5.8	5.7
1.These loans are predominantly current as of June 30, 2022 and December 31, 2021.
2.These loans are predominantly past due for a period of 90 days or more as of June 30, 2022 and December 31, 2021.
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
10. Other Assets—Equity Method Investments
Equity Method Investments

$ in millions	At June 30, 2022	At December 31, 2021
Investments	$1,965	$2,214

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Income (loss)	$17	$51	$23	$27
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
Japanese Securities Joint Venture

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Income (loss) from investment in MUMSS	$14	$52	$18	$84
For more information on MUMSS and other relationships with MUFG, see Note 12 to the financial statements in the 2021 Form 10-K.
11. Deposits
Deposits

$ in millions	At June 30, 2022	At December 31, 2021
Savings and demand deposits	$332,014	$332,747
Time deposits	15,134	14,827
Total	$347,148	$347,574
Deposits subject to FDIC insurance	$236,573	$230,894
Deposits not subject to FDIC insurance	$110,575	$116,680
Time Deposit Maturities

$ in millions	At June 30, 2022
2022	$1,964
2023	6,076
2024	3,846
2025	1,728
2026	457
Thereafter	1,063
Total	$15,134

12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At June 30, 2022	At December 31, 2021
Original maturities of one year or less	$4,198	$5,764
Original maturities greater than one year
Senior	$207,326	$213,776
Subordinated	14,653	13,587
Total	$221,979	$227,363
Total borrowings	$226,177	$233,127
Weighted average stated maturity, in years[1]	7.0	7.7
1.Only includes borrowings with original maturities greater than one year.

57	June 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Other Secured Financings

$ in millions	At June 30, 2022	At December 31, 2021
Original maturities:
One year or less	$307	$4,573
Greater than one year	6,930	5,468
Total	$7,237	$10,041
Transfers of assets accounted for as secured financings	$967	$1,556
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
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at June 30, 2022
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$12,496	$32,333	$52,395	$9,225	$106,449
Secured lending facilities	6,978	5,853	2,325	713	15,869
Commercial and Residential real estate	1,495	319	24	272	2,110
Securities-based lending and Other	12,090	3,657	531	417	16,695
Forward-starting secured financing receivables	52,750	—	—	—	52,750
Central counterparty	300	—	—	4,662	4,962
Underwriting	3,150	—	—	—	3,150
Investment activities	1,255	188	54	340	1,837
Letters of credit and other financial guarantees	153	—	—	3	156
Total	$90,667	$42,350	$55,329	$15,632	$203,978
Lending commitments participated to third parties					$7,518
Forward-starting secured financing receivables settled within three business days					$46,531
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 15 to the financial statements in the 2021 Form 10-K.
Guarantees

	At June 30, 2022
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,144,292	$969,485	$350,610	$790,897	$(83,477)
Standby letters of credit and other financial guarantees issued[2]	1,595	883	1,299	2,680	10
Market value guarantees	6	2	—	—	—
Liquidity facilities	4,002	—	—	—	(3)
Whole loan sales guarantees	—	3	83	23,050	—
Securitization representations and warranties[3]	—	—	—	79,057	(3)
General partner guarantees	352	12	32	157	(88)
Client clearing guarantees	46	—	—	—	—
1.The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. For further information on derivatives contracts, see Note 6.
2.These amounts include certain issued standby letters of credit participated to third parties, totaling $0.7 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of June 30, 2022, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $82 million.
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

June 2022 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)
any related debt or trading obligations) are included in the financial statements.
Finance Subsidiary
The Parent Company fully and unconditionally guarantees the securities issued by Morgan Stanley Finance LLC, a wholly owned finance subsidiary. No other subsidiary of the Parent Company guarantees these securities.
Contingencies
Legal
In addition to the matter described below, in the normal course of business, the Firm has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, as well as being subject to regulatory investigations arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions or regulatory investigations include claims for substantial penalties, compensatory and/or punitive damages or claims for indeterminate amounts of penalties or damages. In some cases, the entities that would otherwise be the primary defendants in such legal actions are bankrupt or are in financial distress. These actions and investigations have included, but are not limited to, antitrust, false claims act, residential mortgage and credit crisis-related matters.
While the Firm has identified below any individual proceedings where the Firm believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or possible and reasonably estimable.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Legal expenses	$262	$25	$346	$49
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
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts the prior set-off by the Firm of approximately €124 million (approximately $130 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2012. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and to keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority’s appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On June 22, 2020, the Firm filed an appeal against the decision of the Court of Appeal in Amsterdam before the Dutch High Court. On January 29, 2021, the Advocate General of the Dutch High Court issued an advisory opinion on the Firm’s appeal, which rejected the Firm’s principal grounds of appeal. On February 11, 2021, the Firm and the Dutch Authority each responded to this opinion. On June 22, 2021, Dutch criminal authorities sought various documents in connection with an investigation of the Firm related to the civil claims asserted by the Dutch Authority concerning the accuracy of the Firm subsidiary’s tax returns and the maintenance of its books and records for 2007 to 2012.

59	June 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At June 30, 2022		At December 31, 2021
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$1,027	$455	$1,177	$409
Investment vehicles[2]	636	269	717	294
Operating entities	509	33	508	39
Other	628	330	510	286
Total	$2,800	$1,087	$2,912	$1,028
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
2.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At June 30, 2022	At December 31, 2021
Assets
Cash and cash equivalents	$337	$341
Trading assets at fair value	1,885	1,965
Investment securities	32	37
Securities purchased under agreements to resell	200	200
Customer and other receivables	25	31
Intangible assets	79	85
Other assets	242	253
Total	$2,800	$2,912
Liabilities
Other secured financings	$929	$767
Other liabilities and accrued expenses	158	261
Total	$1,087	$1,028
Noncontrolling interests	$117	$115
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
Non-consolidated VIEs

	At June 30, 2022
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$118,492	$2,199	$6,108	$2,026	$47,989
Maximum exposure to loss[3]
Debt and equity interests	$13,038	$133	$—	$1,480	$11,298
Derivative and other contracts	—	—	4,023	—	4,128
Commitments, guarantees and other	613	—	—	—	1,469
Total	$13,651	$133	$4,023	$1,480	$16,895
Carrying value of variable interests—Assets
Debt and equity interests	$13,038	$133	$—	$1,480	$11,298
Derivative and other contracts	—	—	4	—	1,867
Total	$13,038	$133	$4	$1,480	$13,165
Additional VIE assets owned[4]					$13,348
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$7	$—	$419

	At December 31, 2021
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$146,071	$667	$6,089	$2,086	$52,111
Maximum exposure to loss[3]
Debt and equity interests	$18,062	$129	$—	$1,459	$10,339
Derivative and other contracts	—	—	4,100	—	5,599
Commitments, guarantees and other	771	—	—	—	1,005
Total	$18,833	$129	$4,100	$1,459	$16,943
Carrying value of variable interests–Assets
Debt and equity interests	$18,062	$129	$—	$1,459	$10,339
Derivative and other contracts	—	—	5	—	2,006
Total	$18,062	$129	$5	$1,459	$12,345
Additional VIE assets owned[4]					$15,392
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$362
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
The Firm’s maximum exposure to loss in the previous tables does not include the offsetting benefit of hedges or any

June 2022 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)
reductions associated with the amount of collateral held as part of a transaction with the VIE or any party to the VIE directly against a specific exposure to loss.
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At June 30, 2022		At December 31, 2021
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$14,441	$2,174	$15,216	$2,182
Commercial mortgages	69,267	4,489	68,503	4,092
U.S. agency collateralized mortgage obligations	31,057	4,562	57,972	9,835
Other consumer or commercial loans	3,727	1,813	4,380	1,953
Total	$118,492	$13,038	$146,071	$18,062
Transferred Assets with Continuing Involvement

	At June 30, 2022
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$9,743	$98,239	$30,558	$11,749
Retained interests
Investment grade	$122	$707	$486	$—
Non-investment grade	25	550	13	50
Total	$147	$1,257	$499	$50
Interests purchased in the secondary market
Investment grade	$7	$299	$181	$—
Non-investment grade	46	48	—	—
Total	$53	$347	$181	$—
Derivative assets	$—	$—	$—	$1,225
Derivative liabilities	—	—	—	257

	At December 31, 2021
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$6,802	$94,276	$28,697	$13,121
Retained interests
Investment grade	$72	$638	$465	$—
Non-investment grade	19	586	—	69
Total	$91	$1,224	$465	$69
Interests purchased in the secondary market
Investment grade	$18	$118	$33	$—
Non-investment grade	38	53	—	4
Total	$56	$171	$33	$4
Derivative assets	$—	$—	$—	$891
Derivative liabilities	—	—	—	284

	Fair Value At June 30, 2022
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$590	$2	$592
Non-investment grade	27	38	65
Total	$617	$40	$657
Interests purchased in the secondary market
Investment grade	$443	$44	$487
Non-investment grade	64	30	94
Total	$507	$74	$581
Derivative assets	$1,225	$—	$1,225
Derivative liabilities	200	57	257

	Fair Value at December 31, 2021
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$536	$2	$538
Non-investment grade	40	40	80
Total	$576	$42	$618
Interests purchased in the secondary market
Investment grade	$168	$1	$169
Non-investment grade	70	25	95
Total	$238	$26	$264
Derivative assets	$891	$—	$891
Derivative liabilities	194	90	284
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
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
New transactions[1]	$6,217	$16,410	$14,477	$31,200
Retained interests	1,431	2,985	3,053	5,564
Sales of corporate loans to CLO SPEs[1,2]	12	73	16	73
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.

61	June 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).
Assets Sold with Retained Exposure

$ in millions	At June 30, 2022	At December 31, 2021
Gross cash proceeds from sale of assets[1]	$58,370	$67,930
Fair value
Assets sold	$56,020	$68,992
Derivative assets recognized in the balance sheet	156	1,195
Derivative liabilities recognized in the balance sheet	2,506	132
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
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At June 30, 2022 and December 31, 2021, the differences between the actual and required ratios were lower under the Standardized Approach.
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
Capital Buffer Requirements

	At June 30, 2022 and December 31, 2021
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
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At June 30, 2022 and December 31, 2021
		Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.2%	10.0%
Tier 1 capital ratio	6.0%	14.7%	11.5%
Total capital ratio	8.0%	16.7%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.

June 2022 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)
The Firm’s Regulatory Capital and Capital Ratios

$ in millions	Required Ratio[1]	At June 30, 2022	At December 31, 2021
Risk-based capital
Common Equity Tier 1 capital		$70,230	$75,742
Tier 1 capital		77,778	83,348
Total capital		88,445	93,166
Total RWA		460,955	471,921
Common Equity Tier 1 capital ratio	13.2%	15.2%	16.0%
Tier 1 capital ratio	14.7%	16.9%	17.7%
Total capital ratio	16.7%	19.2%	19.7%

$ in millions	Required Ratio[1]	At June 30, 2022	At December 31, 2021
Leverage-based capital
Adjusted average assets[2]		$1,177,052	$1,169,939
Tier 1 leverage ratio	4.0%	6.6%	7.1%
Supplementary leverage exposure[3]		$1,453,445	$1,476,962
SLR	5.0%	5.4%	5.6%
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
At June 30, 2022 and December 31, 2021, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. As of December 31, 2021, the risk-based and leverage-based capital amounts and ratios were calculated excluding the effect of the adoption of CECL based on MSBNA’s and MSPBNA’s election to defer this effect over a five-year transition period that began on January 1, 2020. In 2022 the deferral impacts began to phase in at 25% per year and will become fully phased-in beginning in 2025.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At June 30, 2022		At December 31, 2021
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$18,617	19.2%	$18,960	20.5%
Tier 1 capital	8.0%	8.5%	18,617	19.2%	18,960	20.5%
Total capital	10.0%	10.5%	19,216	19.8%	19,544	21.1%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$18,617	9.5%	$18,960	10.2%
SLR	6.0%	3.0%	18,617	7.5%	18,960	8.1%
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At June 30, 2022[2]		At December 31, 2021
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$15,608	29.6%	$10,293	24.3%
Tier 1 capital	8.0%	8.5%	15,608	29.6%	10,293	24.3%
Total capital	10.0%	10.5%	15,724	29.9%	10,368	24.5%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$15,608	7.8%	$10,293	6.9%
SLR	6.0%	3.0%	15,608	7.6%	10,293	6.7%
1.Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the ability to make capital distributions, including the payment of dividends.
2.Regulatory capital amounts and ratios as of June 30, 2022 include the amounts from E*TRADE Bank (“ETB”) and E*TRADE Savings Bank (“ETSB”) as a result of the merger described herein.
Additionally, MSBNA is conditionally registered with the SEC as a security-based swap dealer and is provisionally registered with the CFTC as a swap dealer. However, as MSBNA is prudentially regulated as a bank, its capital requirements continue to be determined by the OCC.
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At June 30, 2022	At December 31, 2021
Net capital	$15,214	$18,383
Excess net capital	10,547	14,208
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

63	June 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
the SEC if its tentative net capital falls below certain levels. At June 30, 2022 and December 31, 2021, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
The following subsidiaries are also subject to various regulatory capital requirements and operated with capital in excess of their respective regulatory capital requirements as of June 30, 2022 and December 31, 2021, as applicable:
•MSSB,
•MSIP,
•Morgan Stanley Europe Holdings SE Group, including MSESE,
•MSMS,
•MSCS,
•MSCG, and
•E*TRADE Securities LLC.
ETB and ETSB were each previously subject to the capital requirements of the OCC until January 1, 2022, when ETSB merged with and into ETB, and subsequently ETB merged with and into MSPBNA, with MSPBNA as the surviving bank.
See Note 17 to the financial statements in the 2021 Form 10-K for further information.
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At June 30, 2022	Liquidation Preference per Share	At June 30, 2022	At December 31, 2021
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
Total			$7,750	$7,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
For a description of Series A through Series O preferred stock, see Note 18 to the financial statements in the 2021 Form 10-K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
On August 2, 2022, the Firm issued 40 million depositary shares of Series P Preferred Stock, for an aggregate price of $1.0 billion. Each depositary share represents a 1/1000th interest in a share of 6.500% Non-Cumulative Preferred Stock, Series P, $0.01 par value (“Series P Preferred Stock”). The Series P Preferred Stock is redeemable at the Firm’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after October 15, 2027 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of this series), in each case at a redemption price of $25,000 per share (equivalent to $25 per depositary share). The Series P Preferred Stock also has a preference over the Firm’s common stock upon liquidation and qualifies as Tier 1 capital.
Share Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Repurchases of common stock under the Firm’s Share Repurchase Authorization	$2,738	$2,939	$5,610	$5,074
On June 27, 2022, the Firm announced that its Board of Directors approved a new multi-year repurchase authorization of up to $20 billion of outstanding common stock, without a set expiration date, beginning in the third quarter of 2022, which will be exercised from time to time as conditions warrant. For more information on share repurchases, see Note 18 to the financial statements in the 2021 Form 10-K.
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2022	2021	2022	2021
Weighted average common shares outstanding, basic	1,704	1,814	1,718	1,804
Effect of dilutive RSUs and PSUs	19	27	20	25
Weighted average common shares outstanding and common stock equivalents, diluted	1,723	1,841	1,739	1,829
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	8	—	7	—
Dividends

$ in millions, except per share data	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$253	$11	$253	$11
C	25	13	25	13
E	445	15	445	15
F	430	14	430	15
H2	—	—	240	12
I	398	16	398	16
K	366	15	366	15
L	305	6	305	6
O6	266	14	—	—
Total Preferred stock		$104		$103
Common stock	$0.70	$1,221	$0.35	$651

June 2022 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)

$ in millions, except per share data	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$494	$22	$503	$22
C	50	26	50	26
E	891	30	891	30
F	859	29	859	29
H2	—	—	480	25
I	797	32	797	32
J3	—	—	253	15
K	731	30	731	30
L	609	12	609	12
M4	29	12	29	12
N5	2,650	8	2,650	8
O6	531	27	—	—
Total Preferred stock		$228		$241
Common stock	$1.40	$2,473	$0.70	$1,286
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.A notice of redemption was issued for Series H preferred stock on November 19, 2021.
3.Series J was payable semiannually until July 15, 2020, after which it was payable quarterly until its redemption.
4.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.
5.Series N is payable semiannually until March 15, 2023 and thereafter will be payable quarterly.
6.Series O is payable semiannually until January 15, 2027 and thereafter will be payable quarterly.
Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Total
March 31, 2022	$(1,050)	$(2,150)	$(546)	$(1,156)	$(4,902)
OCI during the period	(176)	(1,076)	3	1,130	(119)
June 30, 2022	$(1,226)	$(3,226)	$(543)	$(26)	$(5,021)
March 31, 2021	$(936)	$1,011	$(493)	$(2,336)	$(2,754)
OCI during the period	41	(7)	12	185	231
June 30, 2021	$(895)	$1,004	$(481)	$(2,151)	$(2,523)
December 31, 2021	$(1,002)	$245	$(551)	$(1,794)	$(3,102)
OCI during the period	(224)	(3,471)	8	1,768	(1,919)
June 30, 2022	$(1,226)	$(3,226)	$(543)	$(26)	$(5,021)
December 31, 2020	$(795)	$1,787	$(498)	$(2,456)	$(1,962)
OCI during the period	(100)	(783)	17	305	(561)
June 30, 2021	$(895)	$1,004	$(481)	$(2,151)	$(2,523)
1.Amounts are net of tax and noncontrolling interests.
Components of Period Changes in OCI

	Three Months Ended June 30, 2022
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(134)	$(213)	$(347)	$(112)	$(235)
Reclassified to earnings	—	59	59	—	59
Net OCI	$(134)	$(154)	$(288)	$(112)	$(176)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(1,387)	$325	$(1,062)	$—	$(1,062)
Reclassified to earnings	(18)	4	(14)	—	(14)
Net OCI	$(1,405)	$329	$(1,076)	$—	$(1,076)
Pension and other
OCI activity	$(2)	$—	$(2)	$—	$(2)
Reclassified to earnings	6	(1)	5	—	5
Net OCI	$4	$(1)	$3	$—	$3
Change in net DVA
OCI activity	$1,521	$(368)	$1,153	$22	$1,131
Reclassified to earnings	(1)	—	(1)	—	(1)
Net OCI	$1,520	$(368)	$1,152	$22	$1,130

	Three Months Ended June 30, 2021
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$12	$29	$41	$—	$41
Reclassified to earnings	—	—	—	—	—
Net OCI	$12	$29	$41	$—	$41
Change in net unrealized gains (losses) on AFS securities
OCI activity	$47	$(10)	$37	$—	$37
Reclassified to earnings	(58)	14	(44)	—	(44)
Net OCI	$(11)	$4	$(7)	$—	$(7)
Pension and other
OCI activity	$8	$—	$8	$—	$8
Reclassified to earnings	7	(3)	4	—	4
Net OCI	$15	$(3)	$12	$—	$12
Change in net DVA
OCI activity	$237	$(59)	$178	$1	$177
Reclassified to earnings	10	(2)	8	—	8
Net OCI	$247	$(61)	$186	$1	$185

	Six Months Ended June 30, 2022
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(194)	$(258)	$(452)	$(169)	$(283)
Reclassified to earnings	—	59	59	—	59
Net OCI	$(194)	$(199)	$(393)	$(169)	$(224)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(4,471)	$1,047	$(3,424)	$—	$(3,424)
Reclassified to earnings	(62)	15	(47)	—	(47)
Net OCI	$(4,533)	$1,062	$(3,471)	$—	$(3,471)
Pension and other
OCI activity	$(2)	$—	$(2)	$—	$(2)
Reclassified to earnings	11	(1)	10	—	10
Net OCI	$9	$(1)	$8	$—	$8
Change in net DVA
OCI activity	$2,392	$(579)	$1,813	$44	$1,769
Reclassified to earnings	(1)	—	(1)	—	(1)
Net OCI	$2,391	$(579)	$1,812	$44	$1,768

65	June 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2021
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(92)	$(86)	$(178)	$(78)	$(100)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(92)	$(86)	$(178)	$(78)	$(100)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(829)	$193	$(636)	$—	$(636)
Reclassified to earnings	(192)	45	(147)	—	(147)
Net OCI	$(1,021)	$238	$(783)	$—	$(783)
Pension and other
OCI activity	$8	$—	$8	$—	$8
Reclassified to earnings	14	(5)	9	—	9
Net OCI	$22	$(5)	$17	$—	$17
Change in net DVA
OCI activity	$404	$(102)	$302	$18	$284
Reclassified to earnings	27	(6)	21	—	21
Net OCI	$431	$(108)	$323	$18	$305
17. Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Interest income
Investment securities	$741	$608	$1,518	$1,457
Loans	1,402	1,040	2,559	2,028
Securities purchased under agreements to resell[1,2]	193	(56)	206	(111)
Securities borrowed[1,3]	(70)	(265)	(287)	(506)
Trading assets, net of Trading liabilities	562	486	1,087	996
Customer receivables and Other[4]	784	399	1,179	785
Total interest income	$3,612	$2,212	$6,262	$4,649

Interest expense
Deposits	$135	$108	$209	$228
Borrowings	934	719	1,619	1,433
Securities sold under agreements to repurchase[1,5]	174	26	222	63
Securities loaned[1,6]	111	90	205	167
Customer payables and Other[7]	(24)	(596)	(491)	(1,135)
Total interest expense	$1,330	$347	$1,764	$756
Net interest	$2,282	$1,865	$4,498	$3,893
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
Accrued Interest

$ in millions	At June 30, 2022	At December 31, 2021
Customer and other receivables	$2,620	$1,800
Customer and other payables	2,900	2,164
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
19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended June 30, 2022
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,072	$97	$—	$(19)	$1,150
Trading	3,976	(409)	15	15	3,597
Investments	(95)	15	103	—	23
Commissions and fees[1]	688	603	—	(71)	1,220
Asset management[1,2]	155	3,510	1,304	(57)	4,912
Other	(223)	173	1	(3)	(52)
Total non-interest revenues	5,573	3,989	1,423	(135)	10,850
Interest income	1,846	1,945	9	(188)	3,612
Interest expense	1,300	198	21	(189)	1,330
Net interest	546	1,747	(12)	1	2,282
Net revenues	$6,119	$5,736	$1,411	$(134)	$13,132
Provision for credit losses	$82	$19	$—	$—	$101
Compensation and benefits	2,050	2,895	605	—	5,550
Non-compensation expenses	2,433	1,301	557	(129)	4,162
Total non-interest expenses	$4,483	$4,196	$1,162	$(129)	$9,712
Income before provision for income taxes	$1,554	$1,521	$249	$(5)	$3,319
Provision for income taxes	395	331	58	(1)	783
Net income	1,159	1,190	191	(4)	2,536
Net income applicable to noncontrolling interests	38	—	3	—	41
Net income applicable to Morgan Stanley	$1,121	$1,190	$188	$(4)	$2,495

June 2022 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2021
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,376	$203	$—	$(19)	$2,560
Trading[3]	3,078	255	(22)	19	3,330
Investments	61	14	306	—	381
Commissions and fees[1]	682	714	1	(89)	1,308
Asset management[1,2]	148	3,447	1,418	(40)	4,973
Other	137	207	1	(3)	342
Total non-interest revenues	6,482	4,840	1,704	(132)	12,894
Interest income	873	1,366	10	(37)	2,212
Interest expense	263	111	12	(39)	347
Net interest	610	1,255	(2)	2	1,865
Net revenues	$7,092	$6,095	$1,702	$(130)	$14,759
Provision for credit losses	$70	$3	$—	$—	$73
Compensation and benefits	2,433	3,275	715	—	6,423
Non-compensation expenses	2,091	1,181	557	(132)	3,697
Total non-interest expenses	$4,524	$4,456	$1,272	$(132)	$10,120
Income before provision for income taxes	$2,498	$1,636	$430	$2	$4,566
Provision for income taxes	574	372	108	—	1,054
Net income	1,924	1,264	322	2	3,512
Net income applicable to noncontrolling interests	20	—	(19)	—	1
Net income applicable to Morgan Stanley	$1,904	$1,264	$341	$2	$3,511

	Six Months Ended June 30, 2022
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,706	$240	$—	$(38)	$2,908
Trading	8,181	(640)	6	33	7,580
Investments	4	27	67	—	98
Commissions and fees[1]	1,462	1,326	—	(152)	2,636
Asset management[1,2]	302	7,136	2,692	(99)	10,031
Other	(106)	295	(1)	(6)	182
Total non-interest revenues	12,549	8,384	2,764	(262)	23,435
Interest income	2,908	3,582	16	(244)	6,262
Interest expense	1,681	295	34	(246)	1,764
Net interest	1,227	3,287	(18)	2	4,498
Net revenues	$13,776	$11,671	$2,746	$(260)	$27,933
Provision for credit losses	$126	$32	$—	$—	$158
Compensation and benefits	4,654	6,020	1,150	—	11,824
Non-compensation expenses	4,655	2,525	1,119	(255)	8,044
Total non-interest expenses	$9,309	$8,545	$2,269	$(255)	$19,868
Income before provision for income taxes	$4,341	$3,094	$477	$(5)	$7,907
Provision for income taxes	930	632	95	(1)	1,656
Net income	3,411	2,462	382	(4)	6,251
Net income applicable to noncontrolling interests	99	—	(9)	—	90
Net income applicable to Morgan Stanley	$3,312	$2,462	$391	$(4)	$6,161

	Six Months Ended June 30, 2021
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$4,989	$454	$—	$(43)	$5,400
Trading	7,151	381	(19)	42	7,555
Investments	147	16	536	—	699
Commissions and fees[1]	1,552	1,565	1	(184)	2,934
Asset management[1,2]	287	6,638	2,521	(75)	9,371
Other	295	360	(23)	(6)	626
Total non-interest revenues	14,421	9,414	3,016	(266)	26,585
Interest income	1,843	2,852	18	(64)	4,649
Interest expense	595	212	18	(69)	756
Net interest	1,248	2,640	—	5	3,893
Net revenues	$15,669	$12,054	$3,016	$(261)	$30,478
Provision for credit losses	$(23)	$(2)	$—	$—	$(25)
Compensation and benefits	5,547	6,445	1,229	—	13,221
Non-compensation expenses	4,276	2,375	987	(266)	7,372
Total non-interest expenses	$9,823	$8,820	$2,216	$(266)	$20,593
Income before provision for income taxes	$5,869	$3,236	$800	$5	$9,910
Provision for income taxes	1,310	730	189	1	2,230
Net income	4,559	2,506	611	4	7,680
Net income applicable to noncontrolling interests	54	—	(5)	—	49
Net income applicable to Morgan Stanley	$4,505	$2,506	$616	$4	$7,631
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
For a discussion about the Firm’s business segments, see Note 23 to the financial statements in the 2021 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Institutional Securities Advisory	$598	$664	$1,542	$1,144
Institutional Securities Underwriting	474	1,712	1,164	3,845
Firm Investment banking revenues from contracts with customers	88%	90%	89%	91%
Trading Revenues by Product Type

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Interest rate	$469	$17	$860	$876
Foreign exchange	475	314	1,123	588
Equity[1]	1,990	2,033	3,997	3,728
Commodity and other	484	680	1,009	1,541
Credit	179	286	591	822
Total	$3,597	$3,330	$7,580	$7,555
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

67	June 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
of the manner in which the Firm manages its business activities and are prepared in a manner similar to the presentation of trading revenues for regulatory reporting purposes.
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At June 30, 2022	At December 31, 2021
Net cumulative unrealized performance-based fees at risk of reversing	$867	$802
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Fee waivers	$41	$131	$165	$225
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
Other Expenses—Transaction Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Transaction taxes	$228	$217	$486	$455
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Americas	$9,662	$10,885	$20,126	$22,076
EMEA	1,678	2,093	3,989	4,252
Asia	1,792	1,781	3,818	4,150
Total	$13,132	$14,759	$27,933	$30,478
For a discussion about the Firm’s geographic net revenues, see Note 23 to the financial statements in the 2021 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2022	2021	2022	2021
Non-interest revenues	$613	$677	$1,551	$1,066
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At June 30, 2022	At December 31, 2021
Customer and other receivables	$3,321	$3,591
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At June 30, 2022	At December 31, 2021
Institutional Securities	$790,857	$792,135
Wealth Management	364,952	378,438
Investment Management	17,967	17,567
Total[1]	$1,173,776	$1,188,140
1. Parent assets have been fully allocated to the business segments.

June 2022 Form 10-Q	68

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30,
	2022			2021
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$168,415	$741	1.8%	$181,482	$608	1.3%
Loans[1]	203,664	1,402	2.8%	161,767	1,040	2.6%
Securities purchased under agreements to resell[2,3]:
U.S.	52,937	170	1.3%	53,495	18	0.1%
Non-U.S.	69,458	23	0.1%	57,283	(74)	(0.5)%
Securities borrowed[2,4]:
U.S.	124,437	(29)	(0.1)%	99,275	(218)	(0.9)%
Non-U.S.	21,439	(41)	(0.8)%	15,935	(47)	(1.2)%
Trading assets, net of Trading liabilities[5]:
U.S.	71,077	452	2.6%	77,814	409	2.1%
Non-U.S.	14,198	110	3.1%	17,897	77	1.7%
Customer receivables and Other[6]:
U.S.	116,533	664	2.3%	130,618	340	1.0%
Non-U.S.	79,993	120	0.6%	76,329	59	0.3%
Total	$922,151	$3,612	1.6%	$871,895	$2,212	1.0%
Interest bearing liabilities
Deposits[1]	$341,413	$135	0.2%	$321,138	$108	0.1%
Borrowings[1,7]	226,994	934	1.7%	221,911	719	1.3%
Securities sold under agreements to repurchase[2,8,10]:
U.S.	19,104	122	2.6%	32,704	37	0.5%
Non-U.S.	44,267	52	0.5%	24,215	(11)	(0.2)%
Securities loaned[2,9,10]:
U.S.	6,473	1	0.1%	5,145	(4)	(0.3)%
Non-U.S.	7,213	110	6.1%	5,504	94	6.9%
Customer payables and Other[11]:
U.S.	148,197	(55)	(0.1)%	129,695	(481)	(1.5)%
Non-U.S.	75,116	31	0.2%	75,829	(115)	(0.6)%
Total	$868,777	$1,330	0.6%	$816,141	$347	0.2%
Net interest income and net interest rate spread		$2,282	1.0%		$1,865	0.8%

	Six Months Ended June 30,
	2022			2021
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$172,968	$1,518	1.8%	$184,377	$1,457	1.6%
Loans[1]	197,641	2,559	2.6%	156,729	2,028	2.6%
Securities purchased under agreements to resell[2,3]:
U.S.	53,207	206	0.8%	57,483	45	0.2%
Non-U.S.	66,277	—	—%	54,990	(156)	(0.6)%
Securities borrowed[2,4]:
U.S.	122,963	(205)	(0.3)%	91,957	(414)	(0.9)%
Non-U.S.	21,697	(82)	(0.8)%	15,907	(92)	(1.2)%
Trading assets, net of Trading liabilities[5]:
U.S.	75,351	883	2.4%	75,563	819	2.2%
Non-U.S.	15,321	204	2.7%	17,518	177	2.0%
Customer receivables and Other[6]:
U.S.	122,874	1,018	1.7%	134,298	677	1.0%
Non-U.S.	78,113	161	0.4%	75,249	108	0.3%
Total	$926,412	$6,262	1.4%	$864,071	$4,649	1.1%
Interest bearing liabilities
Deposits[1]	$341,576	$209	0.1%	$320,688	$228	0.1%
Borrowings[1,7]	227,963	1,619	1.4%	218,816	1,433	1.3%
Securities sold under agreements to repurchase[2,8,10]:
U.S.	21,157	162	1.5%	31,106	84	0.5%
Non-U.S.	40,104	60	0.3%	23,803	(21)	(0.2)%
Securities loaned[2,9,10]:
U.S.	5,931	1	—%	4,785	(7)	(0.3)%
Non-U.S.	7,544	204	5.5%	4,683	174	7.5%
Customer payables and Other[11]:
U.S.	144,149	(424)	(0.6)%	130,065	(918)	(1.4)%
Non-U.S.	76,612	(67)	(0.2)%	71,608	(217)	(0.6)%
Total	$865,036	$1,764	0.4%	$805,554	$756	0.2%
Net interest income and net interest rate spread		$4,498	1.0%		$3,893	0.9%
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

69	June 2022 Form 10-Q

Glossary of Common Terms and Acronyms

2021 Form 10-K	Annual report on Form 10-K for year ended December 31, 2021 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVO	Fair value option
G-SIB	Global systemically important banks
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statement	Consolidated income statement
IRS	Internal Revenue Service

IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TDR	Troubled debt restructuring
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

June 2022 Form 10-Q	70

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
Legal Proceedings
The following developments have occurred since previously reporting certain matters in the Firm’s 2021 Form 10-K and the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the “First Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in the 2021 Form 10-K.
Residential Mortgage and Credit Crisis Matters

On April 27, 2022, the Firm filed a motion for summary judgment in Deutsche Bank National Trust Company, as Trustee for the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I, Inc. concerning plaintiff’s remaining claim.

On April 27, 2022, the Firm filed a motion for summary judgment in Deutsche Bank National Trust Company, solely in its capacity as Trustee for Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 v. Morgan Stanley ABS Capital I, Inc. concerning plaintiff’s remaining claim.

On May 12, 2022, the parties in Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. filed a stipulation of voluntary discontinuance, dismissing the action with prejudice.

On July 15, 2022, the Firm filed a motion for summary judgment in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. on all remaining claims.
Antitrust Matter

On June 30, 2022, a magistrate judge issued a recommendation that the court certify a class in Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al.
Record Keeping Matter
The Firm has reached agreements in principle with two regulatory agencies—the SEC for $125 million and the CFTC for $75 million—to resolve record-keeping related investigations by those agencies relating to business communications on messaging platforms that had not been approved by the Firm.
Risk Factors
For a discussion of the risk factors affecting the Firm, see “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Shares Purchased as Part of Share Repurchase Authorization[2,3]	Dollar Value of Remaining Authorized Repurchase
April	7,589,050	$86.04	6,599,569	$2,172
May	17,143,338	$81.63	17,106,570	$775
June	9,776,131	$80.27	9,668,856	$—
Three Months Ended June 30, 2022	34,508,519	$82.21	33,374,995
1.Includes 1,133,524 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended June 30, 2022.
2.Share purchases under publicly announced authorizations are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time.
3.The Firm’s Board of Directors has approved the repurchase of the Firm’s outstanding common stock under a share repurchase authorization (the “Share Repurchase Authorization”) from time to time as conditions warrant and subject to limitations on distributions from the Federal Reserve. The Share Repurchase Authorization is for capital management purposes and considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Authorization has no set expiration or termination date.
On June 27, 2022, the Firm announced that its Board of Directors approved a new multi-year repurchase authorization of up to $20 billion of outstanding common stock, without a set expiration date, beginning in the third quarter of 2022, which will be exercised from time to time as conditions warrant. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer.”
Other Information
None.

71	June 2022 Form 10-Q

Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date.
15	Letter of awareness from Deloitte & Touche LLP, dated August 5, 2022, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ RAJA J. AKRAM
Raja J. Akram Deputy Chief Financial Officer, Chief Accounting Officer and Controller
Date: August 5, 2022

June 2022 Form 10-Q	72