Form 10-Q
period 2022-09-30
MORGAN STANLEY
filed 2022-11-03
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 31, 2022, there were 1,690,109,419 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2022

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

You can access information about our corporate governance at www.morganstanley.com/about-us-governance, our sustainability initiatives at www.morganstanley.com/about-us/sustainability-at-morgan-stanley and our commitment to diversity and inclusion at www.morganstanley.com/about-us/diversity. Our webpages include:

•Amended and Restated Certificate of Incorporation;
•Amended and Restated Bylaws;
•Charters for our Audit Committee, Compensation, Management Development and Succession Committee, Governance and Sustainability Committee, Operations and Technology Committee, and Risk Committee;
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
The results of operations in the past have been, and in the future may continue to be, materially affected by: competition; risk factors; legislative, legal and regulatory developments; and other factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements,” “Business—Competition,” “Business—Supervision and Regulation,” and “Risk Factors” in the 2021 Form 10-K.

September 2022 Form 10-Q	1

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended September 30, 2022
•The Firm reported net revenues of $13.0 billion, against a volatile market backdrop.
•The Firm delivered ROTCE of 14.6%, or 15.2% excluding the impact of integration-related expenses (see “Selected Non-GAAP Financial Information” herein).
•The Firm’s expense efficiency ratio of 74% in the current quarter, or 73% excluding the impact of integration-related expenses (see “Selected Non-GAAP Financial Information” herein), contributed to an expense efficiency ratio in the current year period of 72%, or 71% excluding the impact of integration-related expenses (see “Selected Non-GAAP Financial Information” herein).
•At September 30, 2022 our Standardized Common Equity Tier 1 capital ratio was 14.8%.
•Institutional Securities net revenues of $5.8 billion reflect strong performance in Fixed Income and solid results in Equity, while the uncertain macroeconomic environment continued to drive limited activity in Investment Banking.
•Wealth Management delivered a pre-tax margin of 26.9%, or 28.4% excluding integration-related expenses (see “Selected Non-GAAP Financial Information” herein). Results reflect higher net interest income driven by higher interest rates. The business added $65 billion in net new assets, bringing total net new assets year-to-date to $260 billion.
•Investment Management delivered net revenues of $1.2 billion on AUM of $1.3 trillion in a challenging market environment.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share1
1.Adjusted Diluted EPS was $1.53 for the current quarter and $2.04 for the prior year quarter. Adjusted Diluted EPS was $5.04 for the current year period and $6.15 for the prior year period (see “Selected Non-GAAP Financial Information” herein for further information).
We reported net revenues of $13.0 billion in the quarter ended September 30, 2022 (“current quarter,” or “3Q 2022”) compared with $14.8 billion in the quarter ended September 30, 2021 (“prior year quarter,” or “3Q 2021”). For the current quarter, net income applicable to Morgan Stanley was $2.6 billion, or $1.47 per diluted common share, compared with $3.7 billion or $1.98 per diluted common share in the prior year quarter.
We reported net revenues of $40.9 billion in the nine months ended September 30, 2022 (“current year period,” or “YTD 2022”), compared with $45.2 billion in the period ended September 30, 2021 (“prior year period,” or “YTD 2021”). For the current year period, net income applicable to Morgan Stanley was $8.8 billion, or $4.88 per diluted common share, compared with $11.3 billion or $6.02 per diluted common share in the prior year period.

2	September 2022 Form 10-Q

Management’s Discussion and Analysis
Non-interest Expenses1
($ in millions)

$9,855
(3)%
$9,563
$3,935
40%
—%
$3,949
41%
$5,920
60%
(5)%
$5,614
59%
3Q 2021
Δ
3Q 2022
Compensation and benefits expenses
Non-compensation expenses

$30,448
(3)%
$29,431
$11,307
37%
6%
$11,993
41%
$19,141
63%
(9)%
$17,438
59%
YTD 2021
Δ
YTD 2022
Compensation and benefits expenses
Non-compensation expenses

1.The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to the total.
•Compensation and benefits expenses of $5,614 million in the current quarter decreased 5% from the prior year quarter, primarily due to lower discretionary incentive compensation and a decrease due to the formulaic payout to Wealth Management representatives driven by lower compensable revenues, partially offset by higher salary expenses driven in part by the impact of higher headcount. Compensation and benefits expenses of $17,438 million in the current year period decreased 9% from the prior year period, primarily due to lower expenses related to certain deferred compensation plans linked to investment performance and lower stock-based compensation expense driven by the Firm’s share price, and lower discretionary incentive compensation, partially offset by higher salary expenses driven in part by the impact of higher headcount.
•Non-compensation expenses of $3,949 million in the current quarter were relatively unchanged from the prior year quarter. Non-compensation expenses of $11,993 million in the current year period increased 6% from the prior year period, primarily due to higher legal expenses, including $200 million related to a regulatory matter in the second quarter of 2022 and increased spend on technology.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $35 million in the current quarter was primarily driven by deterioration in macroeconomic outlook. The Provision for credit losses on loans and lending commitments in the prior year quarter was $24 million, primarily driven by growth in corporate lending commitments.
The Provision for credit losses on loans and lending commitments of $193 million in the current year period was due to portfolio growth and deterioration in macroeconomic outlook. The Provision for credit losses on loans and lending commitments in the prior year period was flat, primarily as a result of paydowns on corporate loans, including by lower-rated borrowers, offset by the provision for one secured lending facility in the second quarter of 2021.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Income Taxes

The effective tax rate of 21.4% for the current quarter and 21.1% for the current year period was lower than the prior respective periods, primarily driven by the realization of certain tax benefits.

September 2022 Form 10-Q	3

Management’s Discussion and Analysis
Business Segment Results
Net Revenues by Segment1
($ in millions)

$14,753
$1,453, 10%
$5,935
40%
$7,495
51%
(20)%
3%
(22)%
$12,986
$1,168, 9%
$6,120
47%
$5,817
45%
3Q 2021
Δ
3Q 2022
Institutional Securities
Wealth Management
Investment Management

$45,231
$4,469, 10%
$17,989
40%
$23,164
51%
(12)%
(1)%
(15)%
$40,919
$3,914, 10%
$17,791
43%
$19,593
48%
YTD 2021
Δ
YTD 2022
Institutional Securities
Wealth Management
Investment Management

Net Income Applicable to Morgan Stanley by Segment1
($ in millions)

$3,707
$320, 9%
$1,157
31%
$2,229
60%
(67)%
8%
(43)%
$2,632
$107, 4%
$1,253
48%
$1,274
48%
3Q 2021
Δ
3Q 2022
Institutional Securities
Wealth Management
Investment Management

$11,338
$936, 8%
$3,663
32%
$6,734
59%
(47)%
1%
(32)%
$8,793
$498, 6%
$3,715
42%
$4,586
52%
YTD 2021
Δ
YTD 2022
Institutional Securities
Wealth Management
Investment Management

1.The percentages on the bars in the charts represent the contribution of each business segment to the total of the applicable financial category and may not sum to 100% due to intersegment eliminations. See Note 19 to the financial statements for details of intersegment eliminations.
•Institutional Securities net revenues of $5,817 million in the current quarter decreased 22% from the prior year quarter, primarily reflecting lower results from Investment banking and Equity, partially offset by higher Fixed income results. Net revenues of $19,593 million in the current year period decreased 15% from the prior year period, primarily reflecting lower underwriting results, partially offset by higher results in Fixed income.
•Wealth Management net revenues of $6,120 million in the current quarter increased 3% from the prior year quarter, primarily reflecting higher Net interest revenues, partially offset by lower Asset management revenues and Transactional revenues. Net revenues of $17,791 million in the current year period were relatively unchanged from the prior year period, as lower Transactional revenues, primarily driven by losses on investments associated with certain employee deferred compensation plans, were offset by higher Net interest revenues and Asset management revenues.

4	September 2022 Form 10-Q

Management’s Discussion and Analysis
•Investment Management net revenues of $1,168 million in the current quarter decreased 20% from the prior year quarter, reflecting lower Asset management and related fees and lower Performance-based income and other revenues. Net revenues of $3,914 million in the current year period decreased 12% from the prior year period, primarily reflecting lower Performance-based income and other revenues.
Net Revenues by Region1, 2
($ in millions)

$14,753
$1,746, 12%
$1,752, 12%
$11,255
76%
(14)%
(21)%
(10)%
$12,986
$1,500, 12%
$1,392, 11%
$10,094
77%
3Q 2021
Δ
3Q 2022
Americas
EMEA
Asia

$45,231
$5,896, 13%
$6,004, 13%
$33,331
74%
(10)%
(10)%
(9)%
$40,919
$5,318, 13%
$5,381, 13%
$30,220
74%
YTD 2021
Δ
YTD 2022
Americas
EMEA
Asia

1.The percentages on the bars in the charts represent the contribution of each region to the total.
2.For a discussion of how the geographic breakdown of net revenues is determined, see Note 23 to the financial statements in the 2021 Form 10-K.
Americas net revenues in the current quarter decreased 10% from the prior year quarter, primarily driven by Investment banking results within the Institutional Securities business segment. EMEA net revenues decreased 21% from the prior year quarter, primarily driven by Investment banking results within the Institutional Securities business segment. Asia net revenues decreased 14% from the prior year quarter, primarily driven by Equity results within the Institutional Securities business segment.
Americas net revenues in the current year period decreased 9% from the prior year period, primarily driven by results within the Institutional Securities business segment, with lower Investment banking and Other net revenues, partially offset by higher results from Fixed Income. EMEA net revenues decreased 10% from the prior year quarter, primarily driven by Investment banking results within the Institutional Securities business segment. Asia net revenues decreased 10% from the prior year quarter, primarily driven by results within the Institutional Securities business segment, with lower results in Investment banking and Equity, partially offset by higher results from Fixed Income.

September 2022 Form 10-Q	5

Management’s Discussion and Analysis
Selected Financial Information and Other Statistical Data

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Consolidated results
Net revenues	$12,986	$14,753	$40,919	$45,231
Earnings applicable to Morgan Stanley common shareholders	$2,494	$3,584	$8,427	$10,974
Earnings per diluted common share	$1.47	$1.98	$4.88	$6.02
Consolidated financial measures
Expense efficiency ratio[1]	74%	67%	72%	67%
Adjusted expense efficiency ratio[1,2]	73%	66%	71%	67%
ROE[3]	10.7%	14.5%	11.9%	15.1%
Adjusted ROE[2,3]	11.1%	15.0%	12.2%	15.4%
ROTCE[2,3]	14.6%	19.6%	16.1%	19.7%
Adjusted ROTCE[2,3]	15.2%	20.2%	16.6%	20.2%
Pre-tax margin[4]	26%	33%	28%	33%
Effective tax rate	21.4%	23.6%	21.1%	22.9%
Average liquidity resources[5]	$308,001	$358,310	N/M	N/M
Pre-tax margin by segment[4]
Institutional Securities	28%	40%	30%	38%
Wealth Management	27%	26%	27%	26%
Wealth Management, adjusted[2]	28%	28%	28%	28%
Investment Management	10%	25%	15%	26%
Investment Management, adjusted[2]	13%	28%	17%	28%

in millions, except per share and employee data	At September 30, 2022	At December 31, 2021
Loans[6]	$218,448	$200,761
Total assets	$1,160,029	$1,188,140
Deposits	$338,123	$347,574
Borrowings	$220,423	$233,127
Common shareholders' equity	$92,261	$97,691
Tangible common shareholders’ equity[2]	$67,648	$72,499
Common shares outstanding	1,694	1,772
Book value per common share[7]	$54.46	$55.12
Tangible book value per common share[2,7]	$39.93	$40.91
Worldwide employees (in thousands)	82	75
Client assets[8] (in billions)	$5,413	$6,554
Capital Ratios[9]
Common Equity Tier 1 capital—Standardized	14.8%	16.0%
Tier 1 capital—Standardized	16.7%	17.7%
Common Equity Tier 1 capital—Advanced	15.2%	17.4%
Tier 1 capital—Advanced	17.1%	19.1%
Tier 1 leverage	6.6%	7.1%
SLR	5.4%	5.6%
1.The expense efficiency ratio represents total non-interest expenses as a percentage of net revenues.
2.Represents a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
3.ROE and ROTCE represent annualized earnings applicable to Morgan Stanley common shareholders as a percentage of average common equity and average tangible common equity, respectively.
4.Pre-tax margin represents income before provision for income taxes as a percentage of net revenues.
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
8.Client assets represents Wealth Management client assets and Investment Management AUM. Certain Wealth Management client assets are invested in Investment Management products and are also included in Investment Management’s AUM. The prior period has been revised to conform to the current period presentation. See “Business Segments—Wealth Management” herein for additional information.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.

6	September 2022 Form 10-Q

Management’s Discussion and Analysis
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions, except per share data	2022	2021	2022	2021
Earnings applicable to Morgan Stanley common shareholders	$2,494	$3,584	$8,427	$10,974
Impact of adjustments:
Wealth Management—Compensation expenses	3	9	8	48
Wealth Management—Non-compensation expenses	89	104	255	189
Investment Management—Compensation expenses	7	10	23	29
Investment Management—Non-compensation expenses	24	22	64	44
Integration-related expenses	123	145	350	310
Related tax benefit	(29)	(34)	(82)	(72)
Adjusted earnings applicable to Morgan Stanley common shareholders—non-GAAP[1]	$2,588	$3,695	$8,695	$11,212
Earnings per diluted common share	$1.47	$1.98	$4.88	$6.02
Impact of adjustments	0.06	0.06	0.16	0.13
Adjusted earnings per diluted common share—non-GAAP[1]	$1.53	$2.04	$5.04	$6.15
Expense efficiency ratio	74%	67%	72%	67%
Impact of adjustments	(1)%	(1)%	(1)%	—%
Adjusted expense efficiency ratio—non-GAAP[1]	73%	66%	71%	67%
Wealth Management Pre-tax margin	27%	26%	27%	26%
Impact of adjustments	1%	2%	1%	2%
Adjusted Wealth Management pre-tax margin—non-GAAP[1]	28%	28%	28%	28%
Investment Management Pre-tax margin	10%	25%	15%	26%
Impact of adjustments	3%	3%	2%	2%
Adjusted Investment Management pre-tax margin—non-GAAP[1]	13%	28%	17%	28%

$ in millions	At September 30, 2022	At December 31, 2021
Tangible equity
Common shareholders' equity	$92,261	$97,691
Less: Goodwill and net intangible assets	(24,613)	(25,192)
Tangible common shareholders' equity—non-GAAP	$67,648	$72,499

	Average Monthly Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Tangible equity
Common shareholders' equity	$92,905	$98,563	$94,654	$96,929
Less: Goodwill and net intangible assets	(24,715)	(25,433)	(24,921)	(22,836)
Tangible common shareholders' equity—non-GAAP	$68,190	$73,130	$69,733	$74,093

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2022	2021	2022	2021
Average common equity
Unadjusted—GAAP	$92.9	$98.6	$94.7	$96.9
Adjusted[1]—Non-GAAP	92.9	98.6	94.8	97.0
ROE[2]
Unadjusted—GAAP	10.7%	14.5%	11.9%	15.1%
Adjusted[1]—Non-GAAP	11.1%	15.0%	12.2%	15.4%
Average tangible common equity—Non-GAAP
Unadjusted	$68.2	$73.1	$69.7	$74.1
Adjusted[1]	68.2	73.2	69.9	74.2
ROTCE[2]—Non-GAAP
Unadjusted	14.6%	19.6%	16.1%	19.7%
Adjusted[1]	15.2%	20.2%	16.6%	20.2%
Non-GAAP Financial Measures by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2022	2021	2022	2021
Average common equity[3]
Institutional Securities	$48.8	$43.5	$48.8	$43.5
Wealth Management	31.0	28.6	31.0	28.6
Investment Management	10.6	10.7	10.6	8.2
ROE[4]
Institutional Securities	10%	20%	12%	20%
Wealth Management	16%	16%	16%	17%
Investment Management	4%	12%	6%	15%
Average tangible common equity[3]
Institutional Securities	$48.3	$42.9	$48.3	$42.9
Wealth Management	16.3	13.4	16.3	13.4
Investment Management	0.8	1.0	0.8	1.0
ROTCE[4]
Institutional Securities	10%	20%	12%	20%
Wealth Management	30%	34%	30%	35%
Investment Management	56%	161%	87%	128%
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
For further information on non-GAAP measures (ROTCE excluding integration-related expenses), see “Selected Non-GAAP Financial Information” herein.

September 2022 Form 10-Q	7

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
The global economic and geopolitical environment continues to be characterized by persistent inflation, rising interest rates and volatility in global financial markets. This environment has impacted our businesses, as discussed further herein.
For an overview of the components of our business segments, net revenues, compensation expense and income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments” in the 2021 Form 10-K.

8	September 2022 Form 10-Q

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

	Three Months Ended September 30,
$ in millions	2022	2021	% Change
Revenues
Advisory	$693	$1,272	(46)%
Equity	218	1,010	(78)%
Fixed income	366	567	(35)%
Total Underwriting	584	1,577	(63)%
Total Investment banking	1,277	2,849	(55)%
Equity	2,459	2,876	(14)%
Fixed income	2,181	1,640	33%
Other	(100)	130	(177)%
Net revenues	$5,817	$7,495	(22)%
Provision for credit losses	24	24	—%
Compensation and benefits	1,948	2,248	(13)%
Non-compensation expenses	2,219	2,250	(1)%
Total non-interest expenses	4,167	4,498	(7)%
Income before provision for income taxes	1,626	2,973	(45)%
Provision for income taxes	305	713	(57)%
Net income	1,321	2,260	(42)%
Net income applicable to noncontrolling interests	47	31	52%
Net income applicable to Morgan Stanley	$1,274	$2,229	(43)%

	Nine Months Ended September 30,
$ in millions	2022	2021	% Change
Revenues
Advisory	$2,235	$2,416	(7)%
Equity	624	3,584	(83)%
Fixed income	1,124	1,838	(39)%
Total Underwriting	1,748	5,422	(68)%
Total Investment banking	3,983	7,838	(49)%
Equity	8,593	8,578	—%
Fixed income	7,604	6,288	21%
Other	(587)	460	N/M
Net revenues	$19,593	$23,164	(15)%
Provision for credit losses	150	1	N/M
Compensation and benefits	6,602	7,795	(15)%
Non-compensation expenses	6,874	6,526	5%
Total non-interest expenses	13,476	14,321	(6)%
Income before provision for income taxes	5,967	8,842	(33)%
Provision for income taxes	1,235	2,023	(39)%
Net income	4,732	6,819	(31)%
Net income applicable to noncontrolling interests	146	85	72%
Net income applicable to Morgan Stanley	$4,586	$6,734	(32)%
Investment Banking
Investment Banking Volumes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2022	2021	2022	2021
Completed mergers and acquisitions[1]	$138	$365	$629	$744
Equity and equity-related offerings[2,3]	5	23	16	93
Fixed income offerings[2,4]	51	85	187	298
Source: Refinitiv data as of October 1, 2022. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Revenues of $1,277 million in the current quarter decreased 55% compared with the prior year quarter, primarily reflecting a decrease in underwriting revenues in line with market levels and lower advisory revenues.
•Advisory revenues decreased primarily due to fewer completed M&A transactions.
•Equity underwriting revenues decreased on lower volumes, with lower revenues across all products.
•Fixed income underwriting revenues decreased primarily due to lower issuances.
Revenues of $3,983 million in the current year period decreased 49% compared with the prior year period, primarily reflecting a decrease in underwriting revenues in line with market levels.
•Advisory revenues decreased primarily due to fewer completed M&A transactions.
•Equity underwriting revenues decreased on lower volumes, with lower revenues across all products.
•Fixed income underwriting revenues decreased primarily due to lower issuances.

In the near term, lower levels of announced M&A transactions are expected to impact Advisory revenues.
See “Investment Banking Volumes” herein.

September 2022 Form 10-Q	9

Management’s Discussion and Analysis
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended September 30, 2022
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,308	$132	$(74)	$2	$1,368
Execution services	578	573	21	(81)	1,091
Total Equity	$1,886	$705	$(53)	$(79)	$2,459
Total Fixed Income	$1,928	$85	$133	$35	$2,181

	Three Months Ended September 30, 2021
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,204	$123	$130	$1	$1,458
Execution services	832	612	(62)	36	1,418
Total Equity	$2,036	$735	$68	$37	$2,876
Total Fixed Income	$1,029	$75	$479	$57	$1,640

	Nine Months Ended September 30, 2022
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$3,914	$404	$46	$7	$4,371
Execution services	2,371	1,887	(22)	(14)	4,222
Total Equity	$6,285	$2,291	$24	$(7)	$8,593
Total Fixed Income	$6,263	$264	$1,046	$31	$7,604

	Nine Months Ended September 30, 2021
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$2,987	$374	$429	$7	$3,797
Execution services	2,764	2,048	(169)	138	4,781
Total Equity	$5,751	$2,422	$260	$145	$8,578
Total Fixed Income	$4,490	$228	$1,335	$235	$6,288
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Current Quarter
Equity
Net revenues of $2,459 million in the current quarter decreased 14% compared with elevated levels in the prior year quarter, primarily reflecting a decrease in execution services.
•Financing revenues decreased primarily due to lower average client balances and lower client activity.
•Execution services revenues decreased primarily due to a mark-to-market loss on a business-related investment and lower client activity in derivatives and cash equities.
Fixed Income
Net revenues of $2,181 million in the current quarter increased 33% compared with the prior year quarter, primarily reflecting an increase in global macro products.
•Global macro products benefited from client engagement and increased client flow activity in an environment characterized by inflationary pressures, central bank actions and fiscal activity driving higher volatility. Revenues increased primarily due to the impact of market conditions on inventory held to facilitate client activity and increased client activity.
•Credit products revenues were relatively unchanged from the prior year quarter as an increase due to the impact of market conditions on inventory held to facilitate client activity in corporate credit products was offset by a decrease in client activity in corporate credit products.
•Commodities products and other fixed income revenues decreased primarily due to lower client activity in Commodities.
Other Net Revenues
Other Net revenues in the current quarter decreased compared with the prior year quarter, primarily due to higher mark-to-market losses on corporate loans held for sale, net of hedges compared with gains in the prior year quarter.
Current Year Period
Equity
Net revenues of $8,593 million in the current year period were relatively unchanged compared with the prior year period as an increase in financing was offset by a decrease in execution services.
•Absent the loss from a credit event for a single client in the prior year period, Financing revenues decreased as the impact of marginally lower average client balances was partially offset by the impact of a change in client balance mix.
•Execution services revenues decreased primarily due to lower client activity and the impact of market conditions on inventory held to facilitate client activity in cash equities, as well as a mark-to-market loss on a business-related investment, partially offset by the absence of trading losses related to the aforementioned credit event.
Fixed Income
Net revenues of $7,604 million in the current year period increased 21% compared with the prior year period, primarily reflecting an increase in global macro and commodities products, partially offset by a decrease in credit products.
•Global macro products benefited from client engagement and increased client flow activity in an environment characterized by inflationary pressures, central bank actions and fiscal activity driving higher volatility. Revenues increased primarily due to the impact of market conditions on inventory held to facilitate client activity and increased client activity.
•Credit products revenues decreased primarily due to the impact of market conditions on inventory held to facilitate client activity across products.
•Commodities products and other fixed income revenues increased primarily due to higher client activity and the impact of market conditions on inventory held to facilitate client activity in Commodities.

10	September 2022 Form 10-Q

Management’s Discussion and Analysis
Other Net Revenues
Other Net revenues in the current year period decreased compared with the prior year period, primarily due to higher mark-to-market losses on corporate loans held for sale, net of hedges, as well as losses compared with gains in the prior year period on investments associated with certain employee deferred compensation plans and lower results from our Japanese joint venture, MUMSS.
Provision for Credit Losses
Provision for credit losses on loans and lending commitments of $24 million in the current quarter was primarily driven by deterioration in macroeconomic outlook. The Provision for credit losses on loans and lending commitments was $24 million in the prior year quarter, primarily driven by growth in corporate lending commitments.
Provision for credit losses on loans and lending commitments of $150 million in the current year period was driven by portfolio growth and deterioration in macroeconomic outlook. In the prior year period, the Provision for credit losses on loans and lending commitments was flat, primarily as a result of provision for one secured lending facility in the second quarter of 2021, offset by the impact of paydowns on corporate loans, including by lower-rated borrowers.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-interest Expenses
Non-interest expenses of $4,167 million in the current quarter decreased 7% compared with the prior year quarter, primarily due to lower Compensation and benefits expenses.
•Compensation and benefits expenses decreased in the current quarter, primarily due to lower discretionary incentive compensation on lower revenues.
•Non-compensation expenses were relatively unchanged in the current quarter.

Non-interest expenses of $13,476 million in the current year period decreased 6% compared with the prior year period, primarily due to lower Compensation and benefits expenses, partially offset by higher Non-compensation expenses.
•Compensation and benefits expenses decreased in the current year period, primarily due to lower discretionary incentive compensation on lower revenues, lower stock-based compensation expense driven by the Firm’s share price, and lower expenses related to certain deferred compensation plans linked to investment performance, partially offset by higher salary expenses driven in part by the impact of higher headcount.
•Non-compensation expenses increased in the current year period, primarily due to an increase in legal expenses, including $200 million related to a regulatory matter in the second quarter of 2022 and increased spend on technology.
Income Taxes

The effective tax rate of 18.8% for the current quarter and 20.7% for the current year period was lower than the prior respective periods, primarily driven by the realization of certain tax benefits.

September 2022 Form 10-Q	11

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended September 30,
$ in millions	2022	2021	% Change
Revenues
Asset management	$3,389	$3,628	(7)%
Transactional[1]	616	832	(26)%
Net interest	2,004	1,348	49%
Other[1]	111	127	(13)%
Net revenues	6,120	5,935	3%
Provision for credit losses	11	—	N/M
Compensation and benefits	3,171	3,159	—%
Non-compensation expenses	1,289	1,246	3%
Total non-interest expenses	4,460	4,405	1%
Income before provision for income taxes	$1,649	$1,530	8%
Provision for income taxes	396	373	6%
Net income applicable to Morgan Stanley	$1,253	$1,157	8%

	Nine Months Ended September 30,
$ in millions	2022	2021	% Change
Revenues
Asset management	$10,525	$10,266	3%
Transactional[1]	1,542	3,232	(52)%
Net interest	5,291	3,988	33%
Other[1]	433	503	(14)%
Net revenues	17,791	17,989	(1)%
Provision for credit losses	43	(2)	N/M
Compensation and benefits	9,191	9,604	(4)%
Non-compensation expenses	3,814	3,621	5%
Total non-interest expenses	13,005	13,225	(2)%
Income before provision for income taxes	$4,743	$4,766	—%
Provision for income taxes	1,028	1,103	(7)%
Net income applicable to Morgan Stanley	$3,715	$3,663	1%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues. Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At September 30, 2022	At December 31, 2021
Total client assets[1]	$4,134	$4,989
U.S. Bank Subsidiary loans	$146	$129
Margin and other lending[2]	$24	$31
Deposits[3]	$332	$346
Annualized weighted average cost of deposits	0.93%	0.10%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net new assets[4]	$64.8	$134.5	$259.7	$310.6
1.The prior period amount has been revised. See “Self-directed Channel” herein for additional information.
2.Margin and other lending represents margin lending arrangements, which allow customers to borrow against the value of qualifying securities and other lending which includes non‐purpose securities-based lending on non‐bank entities.
3.Deposits are sourced from Wealth Management clients and other sources of funding on the U.S. Bank Subsidiaries. Deposits include sweep deposit programs, savings and other, and time deposits. Excludes approximately $8 billion and $9 billion of off-balance sheet deposits as of September 30, 2022 and December 31, 2021, respectively.
4.Net new assets represent client inflows, including dividends and interest, and asset acquisitions, less client outflows, and exclude activity from business combinations/divestitures and the impact of fees and commissions.
Advisor-led Channel

$ in billions	At September 30, 2022	At December 31, 2021
Advisor-led client assets[1]	$3,305	$3,886
Fee-based client assets[2]	$1,628	$1,839
Fee-based client assets as a percentage of advisor-led client assets	49%	47%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fee-based asset flows[3]	$16.7	$70.6	$142.4	$141.5
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
Self-directed Channel

$ in billions	At September 30, 2022	At December 31, 2021
Self-directed assets[1]	$829	$1,103
Self-directed households (in millions)[2]	7.8	7.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Daily average revenue trades (“DARTs”) (in thousands)[3]	805	959	900	1,200
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.

12	September 2022 Form 10-Q

Management’s Discussion and Analysis
Workplace Channel1

$ in billions	At September 30, 2022	At December 31, 2021
Stock plan unvested assets[2]	$312	$509
Stock plan participants (in millions)[3]	6.2	5.6
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
Net Revenues
Asset Management
Asset management revenues of $3,389 million in the current quarter decreased 7% compared with the prior year quarter, primarily due to lower fee-based asset levels in the current quarter as a result of lower market levels, partially offset by positive fee-based flows.
In the current year period, asset management increased 3% to $10,525 million compared with the prior year period, primarily due to higher fee-based asset levels in the current year period as a result of positive fee-based flows, partially offset by lower market levels.
See “Fee-Based Client Assets—Rollforwards” herein.
Transactional Revenues
Transactional revenues of $616 million in the current quarter decreased 26% compared with the prior year quarter, primarily due to lower client activity.
In the current year period, transactional revenues decreased 52% to $1,542 million compared with the prior year period, primarily due to losses on investments associated with certain employee deferred compensation plans and lower client activity in equities.
Net Interest
Net interest revenues of $2,004 million in the current quarter and $5,291 million in the current year period increased 49% and 33% compared with the prior year quarter and the prior year period, respectively, primarily due to net effect of higher interest rates and growth in bank lending.

The level and pace of interest rate changes may impact the composition of deposits and customer behavior, which may impact net interest income in future periods.
Non-interest Expenses
Non-interest expenses of $4,460 million in the current quarter increased 1% compared with the prior year quarter, as a result of higher Non-compensation expenses .
•Compensation and benefits expenses were relatively unchanged in the current quarter as the impact of higher headcount was offset by a decrease in the formulaic payout to Wealth Management representatives driven by lower compensable revenues.
•Non-compensation expenses increased in the current quarter primarily driven by spend on technology and higher marketing and business development costs.
In the current year period, Non-interest expenses decreased 2% to $13,005 million compared with the prior year period, primarily as a result of lower Compensation and benefits expenses, partially offset by higher Non-compensation expenses.
•Compensation and benefits expenses decreased in the current year period primarily due to lower expenses related to certain deferred compensation plans linked to investment performance, partially offset by the impact of higher headcount.
•Non-compensation expenses increased in the current year period primarily driven by spend on technology and higher marketing and business development costs.
Fee-Based Client Assets Rollforwards

$ in billions	At June 30, 2022	Inflows	Outflows	Market Impact	At September 30, 2022
Separately managed[1]	$556	$14	$(6)	$(53)	$511
Unified managed	396	18	(12)	(23)	379
Advisor	172	7	(9)	(7)	163
Portfolio manager	546	22	(18)	(24)	526
Subtotal	$1,670	$61	$(45)	$(107)	$1,579
Cash management	47	10	(8)	—	49
Total fee-based client assets	$1,717	$71	$(53)	$(107)	$1,628

$ in billions	At June 30, 2021	Inflows	Outflows	Market Impact	At September 30, 2021
Separately managed[1]	$407	$51	$(4)	$14	$468
Unified managed	436	27	(18)	(6)	439
Advisor	201	11	(9)	(2)	201
Portfolio manager	590	29	(16)	(7)	596
Subtotal	$1,634	$118	$(47)	$(1)	$1,704
Cash management	46	9	(7)	—	48
Total fee-based client assets	$1,680	$127	$(54)	$(1)	$1,752

$ in billions	At December 31, 2021	Inflows[2]	Outflows	Market Impact	At September 30, 2022
Separately managed[1]	$479	$126	$(19)	$(75)	$511
Unified managed	467	58	(37)	(109)	379
Advisor	211	22	(27)	(43)	163
Portfolio manager	636	71	(52)	(129)	526
Subtotal	$1,793	$277	$(135)	$(356)	$1,579
Cash management	46	28	(25)	—	49
Total fee-based client assets	$1,839	$305	$(160)	$(356)	$1,628

September 2022 Form 10-Q	13

Management’s Discussion and Analysis

$ in billions	At December 31, 2020	Inflows	Outflows	Market Impact	At September 30, 2021
Separately managed[1]	$359	$77	$(15)	$47	$468
Unified managed	379	75	(42)	27	439
Advisor	177	30	(23)	17	201
Portfolio manager	509	84	(44)	47	596
Subtotal	$1,424	$266	$(124)	$138	$1,704
Cash management	48	22	(22)	—	48
Total fee-based client assets	$1,472	$288	$(146)	$138	$1,752
1.Includes non-custody account values reflecting prior quarter-end balances due to lag in the reporting of asset values by third-party custodians.
2.Includes $75 billion of fee-based assets acquired in an asset acquisition in the current year period reflected in Separately managed.
Average Fee Rates1

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2022	2021	2022	2021
Separately managed	11	14	12	14
Unified managed	94	95	94	96
Advisor	80	82	81	82
Portfolio manager	91	93	92	93
Subtotal	65	71	66	72
Cash management	6	5	6	5
Total fee-based client assets	63	70	65	70
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
For a description of fee-based client assets and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2021 Form 10-K.

14	September 2022 Form 10-Q

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended September 30,
$ in millions	2022	2021	% Change
Revenues
Asset management and related fees	$1,269	$1,470	(14)%
Performance-based income and other[1]	(101)	(17)	N/M
Net revenues	1,168	1,453	(20)%
Compensation and benefits	495	513	(4)%
Non-compensation expenses	557	570	(2)%
Total non-interest expenses	1,052	1,083	(3)%
Income before provision for income taxes	116	370	(69)%
Provision for income taxes	26	64	(59)%
Net income	90	306	(71)%
Net income (loss) applicable to noncontrolling interests	(17)	(14)	(21)%
Net income applicable to Morgan Stanley	$107	$320	(67)%

	Nine Months Ended September 30,
$ in millions	2022	2021	% Change
Revenues
Asset management and related fees	$3,961	$3,991	(1)%
Performance-based income and other[1]	(47)	478	(110)%
Net revenues	3,914	4,469	(12)%
Compensation and benefits	1,645	1,742	(6)%
Non-compensation expenses	1,676	1,557	8%
Total non-interest expenses	3,321	3,299	1%
Income before provision for income taxes	593	1,170	(49)%
Provision for income taxes	121	253	(52)%
Net income	472	917	(49)%
Net income (loss) applicable to noncontrolling interests	(26)	(19)	(37)%
Net income applicable to Morgan Stanley	$498	$936	(47)%
1.Includes Investments, Trading, Commissions and fees, Net interest, and Other revenues.
Acquisition of Eaton Vance
The comparison of the current year period results to the prior year period is impacted by the acquisition of Eaton Vance on March 1, 2021. For additional information on the acquisition of Eaton Vance, see Note 3 to the financial statements in the 2021 Form 10-K.
Net Revenues
Asset Management and Related Fees
Asset management and related fees of $1,269 million in the current quarter decreased 14% from the prior year quarter, primarily due to lower average AUM driven by the decline in equity markets, partially offset by the impact of lower fee waivers in certain money market funds.
Asset management and related fees of $3,961 million in the current year period were relatively unchanged from the prior year period, reflecting the impact of the decline in equity markets, offset by incremental revenues as a result of the Eaton Vance acquisition and the impact of lower fee waivers in certain money market funds.
Asset management revenues are influenced by the level and relative mix of AUM. The current market environment may impact AUM and net flows within asset classes and therefore our asset management revenues.
See “Assets under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues were a loss of $101 million in the current quarter, representing a decrease from the prior year quarter, primarily due to the reversal of accrued carried interest in certain private equity and real estate funds.
Performance-based income and other revenues were a loss of $47 million in the current year period, representing a 110% decrease from the prior year period, primarily due to lower accrued carried interest in certain private equity funds, losses on investments associated with certain employee deferred compensation plans compared with gains in the prior year period, and mark-to-market losses on public investments.
Non-interest Expenses
Non-interest expenses of $1,052 million in the current quarter decreased 3% from the prior year quarter as a result of lower Compensation and benefits.
•Compensation and benefits expenses decreased in the current quarter primarily due to lower discretionary incentive compensation driven by lower asset management revenues, partially offset by higher salary costs.
•Non-compensation expenses were relatively unchanged.

September 2022 Form 10-Q	15

Management’s Discussion and Analysis
Non-interest expenses of $3,321 million in the current year period increased 1% from the prior year period as a result of higher Non-compensation expenses, partially offset with lower Compensation and benefits.
•Compensation and benefits expenses decreased in the current year period primarily due to lower discretionary incentive compensation driven by lower asset management revenues and lower expenses related to certain deferred compensation plans linked to investment performance, partially offset by higher salary costs, including the impact of incremental compensation as a result of the Eaton Vance acquisition.
•Non-compensation expenses increased in the current year period primarily due to incremental expenses as a result of the Eaton Vance acquisition.
Assets under Management or Supervision Rollforwards

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
June 30, 2022	$265	$181	$415	$861	$490	$1,351
Inflows	10	13	24	47	572	619
Outflows	(14)	(17)	(15)	(46)	(602)	(648)
Market Impact	(9)	(3)	(15)	(27)	(2)	(29)
Other	(3)	(3)	(4)	(10)	(4)	(14)
September 30, 2022	$249	$171	$405	$825	$454	$1,279

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
June 30, 2021	$404	$207	$445	$1,056	$468	$1,524
Inflows	18	17	24	59	462	521
Outflows	(19)	(16)	(23)	(58)	(448)	(506)
Market Impact	(12)	—	—	(12)	—	(12)
Other	—	(2)	(3)	(5)	—	(5)
September 30, 2021	$391	$206	$443	$1,040	$482	$1,522

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2021	$395	$207	$466	$1,068	$497	$1,565
Inflows	42	50	74	166	1,675	1,841
Outflows	(60)	(59)	(60)	(179)	(1,702)	(1,881)
Market Impact	(117)	(19)	(67)	(203)	(11)	(214)
Other	(11)	(8)	(8)	(27)	(5)	(32)
September 30, 2022	$249	$171	$405	$825	$454	$1,279

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2020	$242	$98	$153	$493	$288	$781
Inflows	73	49	68	190	1,375	1,565
Outflows	(63)	(40)	(53)	(156)	(1,300)	(1,456)
Market Impact	23	1	29	53	4	57
Acquired[1]	119	103	251	473	116	589
Other	(3)	(5)	(5)	(13)	(1)	(14)
September 30, 2021	$391	$206	$443	$1,040	$482	$1,522
1.Related to the Eaton Vance acquisition.

Average AUM

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2022	2021	2022	2021
Equity	$269	$402	$308	$350
Fixed income	179	207	190	173
Alternatives and Solutions	420	451	436	356
Long-term AUM subtotal	868	1,060	934	879
Liquidity and Overlay Services	466	476	469	413
Total AUM	$1,334	$1,536	$1,403	$1,292
Average Fee Rates1

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2022	2021	2022	2021
Equity	71	72	70	76
Fixed income	34	37	36	38
Alternatives and Solutions	34	32	34	37
Long-term AUM	46	48	46	53
Liquidity and Overlay Services	13	5	11	6
Total AUM	34	35	35	38
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

16	September 2022 Form 10-Q

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
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At September 30, 2022	At December 31, 2021
Investment securities portfolio:
Investment securities—AFS	$65.6	$81.6
Investment securities—HTM	57.4	61.7
Total investment securities	$123.0	$143.3
Wealth Management Loans[2]
Residential real estate	$52.8	$44.2
Securities-based lending and Other[3]	92.9	85.0
Total, net of ACL	$145.7	$129.2
Institutional Securities Loans[2]
Corporate	$6.7	$6.5
Secured lending facilities	36.9	33.1
Commercial and Residential real estate	10.2	10.4
Securities-based lending and Other	5.4	6.3
Total, net of ACL	$59.2	$56.3
Total Assets	$371.2	$386.1
Deposits[4]	$331.9	$346.2
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

September 2022 Form 10-Q	17

Management’s Discussion and Analysis
Liquidity and Capital Resources
Our liquidity and capital policies are established and maintained by senior management, with oversight by the Asset/Liability Management Committee and the Board of Directors (“Board”). Through various risk and control committees, senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity, interest rate and currency sensitivity of our asset and liability position. Our Treasury department, Firm Risk Committee, Asset/Liability Management Committee, and other committees and control groups assist in evaluating, monitoring and managing the impact that our business activities have on our balance sheet, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board and the Risk Committee of the Board.
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
Total Assets by Business Segment

	At September 30, 2022
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$89,524	$21,911	$261	$111,696
Trading assets at fair value	284,683	1,752	4,753	291,188
Investment securities	41,503	119,766	—	161,269
Securities purchased under agreements to resell	100,251	10,873	—	111,124
Securities borrowed	135,570	908	—	136,478
Customer and other receivables	55,202	31,517	1,216	87,935
Loans[1]	65,169	145,763	4	210,936
Other assets[2]	14,482	23,977	10,944	49,403
Total assets	$786,384	$356,467	$17,178	$1,160,029

	At December 31, 2021
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$91,251	$36,003	$471	$127,725
Trading assets at fair value	288,405	1,921	4,543	294,869
Investment securities	41,407	141,591	—	182,998
Securities purchased under agreements to resell	112,267	7,732	—	119,999
Securities borrowed	128,154	1,559	—	129,713
Customer and other receivables	57,009	37,643	1,366	96,018
Loans[1]	58,822	129,307	5	188,134
Other assets[2]	14,820	22,682	11,182	48,684
Total assets	$792,135	$378,438	$17,567	$1,188,140
1.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheet (see Note 9 to the financial statements).
2.Other assets primarily includes Goodwill and Intangible assets, premises, equipment and software, ROU assets related to leases, other investments, and deferred tax assets.
A substantial portion of total assets consists of cash and cash equivalents, liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from market-making, financing and prime brokerage activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio. Total assets of $1,160 billion at September 30, 2022 were relatively unchanged from $1,188 billion at December 31, 2021.
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
At September 30, 2022 and December 31, 2021, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
The amount of Liquidity Resources we hold is based on our risk appetite and is calibrated to meet various internal and

18	September 2022 Form 10-Q

Management’s Discussion and Analysis
regulatory requirements and to fund prospective business activities. The Liquidity Resources are primarily held within the Parent Company and its major operating subsidiaries. The Total HQLA values in the tables immediately following are different from Eligible HQLA, which, in accordance with the LCR rule, also takes into account certain regulatory weightings and other operational considerations.
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2022	June 30, 2022
Cash deposits with central banks	$61,447	$65,144
Unencumbered HQLA Securities[1]:
U.S. government obligations	132,788	123,950
U.S. agency and agency mortgage-backed securities	89,279	92,825
Non-U.S. sovereign obligations[2]	15,812	15,661
Other investment grade securities	607	629
Total HQLA[1]	$299,933	$298,209
Cash deposits with banks (non-HQLA)	8,068	8,161
Total Liquidity Resources	$308,001	$306,370
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered U.K., Japanese, French, German and Dutch government obligations.
Liquidity Resources by Bank and Non-Bank Legal Entities

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2022	June 30, 2022
Bank legal entities
U.S.	$133,306	$142,290
Non-U.S.	7,607	8,712
Total Bank legal entities	140,913	151,002
Non-Bank legal entities
U.S.:
Parent Company	54,189	43,158
Non-Parent Company	55,098	55,342
Total U.S.	109,287	98,500
Non-U.S.	57,801	56,868
Total Non-Bank legal entities	167,088	155,368
Total Liquidity Resources	$308,001	$306,370
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
As of September 30, 2022, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2022	June 30, 2022
Eligible HQLA[1]
Cash deposits with central banks	$57,133	$59,887
Securities[2]	183,102	169,708
Total Eligible HQLA[1]	$240,235	$229,595
LCR	136%	128%
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

September 2022 Form 10-Q	19

Management’s Discussion and Analysis
Collateralized Financing Transactions

$ in millions	At September 30, 2022	At December 31, 2021
Securities purchased under agreements to resell and Securities borrowed	$247,602	$249,712
Securities sold under agreements to repurchase and Securities loaned	$73,230	$74,487
Securities received as collateral[1]	$6,853	$10,504

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2022	December 31, 2021
Securities purchased under agreements to resell and Securities borrowed	$261,256	$236,327
Securities sold under agreements to repurchase and Securities loaned	$73,487	$69,565
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
Deposits

$ in millions	At September 30, 2022	At December 31, 2021
Savings and demand deposits:
Brokerage sweep deposits[1]	$233,519	$298,352
Savings and other	83,610	34,395
Total Savings and demand deposits	317,129	332,747
Time deposits	20,994	14,827
Total[2]	$338,123	$347,574
1.Amounts represent balances swept from client brokerage accounts.
2.Excludes approximately $8 billion and $9 billion of off-balance sheet deposits at unaffiliated financial institutions as of September 30, 2022 and December 31, 2021, respectively. This client cash held by third parties is not reflected in our balance sheet and is not immediately available for liquidity purposes.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. Total deposits decreased in the current year period, primarily driven by a reduction in Brokerage sweep deposits, partially offset by higher savings deposits.
Borrowings by Remaining Maturity at September 30, 20221

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$4,062	$4,062
Original maturities greater than one year
2022	$3,151	$1,198	$4,349
2023	13,376	7,491	20,867
2024	19,224	8,798	28,022
2025	21,353	7,632	28,985
2026	21,957	4,785	26,742
Thereafter	81,708	25,688	107,396
Total	$160,769	$55,592	$216,361
Total Borrowings	$160,769	$59,654	$220,423
Maturities over next 12 months[2]			$18,755
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $220 billion as of September 30, 2022 were relatively unchanged when compared with $233 billion at December 31, 2021.
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

20	September 2022 Form 10-Q

Management’s Discussion and Analysis
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at October 31, 2022

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A	Positive
Moody’s Investors Service, Inc.	P-1	A1	Stable
Rating and Investment Information, Inc.	a-1	A	Stable
S&P Global Ratings	A-2	A-	Stable

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1	A+	Positive
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable
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
Common Stock Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except for per share data	2022	2021	2022	2021
Number of shares	30	36	93	98
Average price per share	$85.79	$99.44	$87.50	$88.60
Total	$2,555	$3,557	$8,165	$8,631
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein and Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	October 14, 2022
Amount per share	$0.775
Date to be paid	November 15, 2022
Shareholders of record as of	October 31, 2022
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

September 2022 Form 10-Q	21

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

	At September 30, 2022 and December 31, 2021
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

	Regulatory Minimum	At September 30, 2022 and December 31, 2021
		Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.2%	10.0%
Tier 1 capital ratio	6.0%	14.7%	11.5%
Total capital ratio	8.0%	16.7%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Our risk-based capital ratios are computed under each of (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At September 30, 2022 and December 31, 2021, the differences between the actual and required ratios were lower under the Standardized Approach.
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
Regulatory Capital Ratios

$ in millions	Required Ratio[1]	At September 30, 2022	At December 31, 2021
Risk-based capital— Standardized
Common Equity Tier 1 capital		$67,933	$75,742
Tier 1 capital		76,428	83,348
Total capital		86,139	93,166
Total RWA		457,911	471,921
Common Equity Tier 1 capital ratio	13.2%	14.8%	16.0%
Tier 1 capital ratio	14.7%	16.7%	17.7%
Total capital ratio	16.7%	18.8%	19.7%

22	September 2022 Form 10-Q

Management’s Discussion and Analysis

$ in millions	Required Ratio[1]	At September 30, 2022	At December 31, 2021
Risk-based capital— Advanced
Common Equity Tier 1 capital		$67,933	$75,742
Tier 1 capital		76,428	83,348
Total capital		85,763	92,927
Total RWA		447,792	435,749
Common Equity Tier 1 capital ratio	10.0%	15.2%	17.4%
Tier 1 capital ratio	11.5%	17.1%	19.1%
Total capital ratio	13.5%	19.2%	21.3%

$ in millions	Required Ratio[1]	At September 30, 2022	At December 31, 2021
Leverage-based capital
Adjusted average assets[2]		$1,154,411	$1,169,939
Tier 1 leverage ratio	4.0%	6.6%	7.1%
Supplementary leverage exposure[3]		$1,406,345	$1,476,962
SLR	5.0%	5.4%	5.6%
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

Regulatory Capital

$ in millions	At September 30, 2022	At December 31, 2021	Change
Common Equity Tier 1 capital
Common stock and surplus	$3,964	$11,361	$(7,397)
Retained earnings	94,240	89,679	4,561
AOCI	(5,758)	(3,102)	(2,656)
Regulatory adjustments and deductions:
Net goodwill	(16,456)	(16,641)	185
Net intangible assets	(6,290)	(6,704)	414
Other adjustments and deductions[1]	(1,767)	1,149	(2,916)
Total Common Equity Tier 1 capital	$67,933	$75,742	$(7,809)
Additional Tier 1 capital
Preferred stock	$8,750	$7,750	$1,000
Noncontrolling interests	542	562	(20)
Additional Tier 1 capital	$9,292	$8,312	$980
Deduction for investments in covered funds	(797)	(706)	(91)
Total Tier 1 capital	$76,428	$83,348	$(6,920)
Standardized Tier 2 capital
Subordinated debt	$8,161	$8,609	$(448)
Eligible ACL	1,505	1,155	350
Other adjustments and deductions	45	54	(9)
Total Standardized Tier 2 capital	$9,711	$9,818	$(107)
Total Standardized capital	$86,139	$93,166	$(7,027)
Advanced Tier 2 capital
Subordinated debt	$8,161	$8,609	$(448)
Eligible credit reserves	1,129	916	213
Other adjustments and deductions	45	54	(9)
Total Advanced Tier 2 capital	$9,335	$9,579	$(244)
Total Advanced capital	$85,763	$92,927	$(7,164)
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

September 2022 Form 10-Q	23

Management’s Discussion and Analysis
RWA Rollforward

	Nine Months Ended September 30, 2022
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2021	$416,502	$285,247
Change related to the following items:
Derivatives	(6,624)	10,507
Securities financing transactions	(8,841)	1,838
Investment securities	(2,842)	(7,456)
Commitments, guarantees and loans	11,446	5,704
Equity investments	(4,054)	(4,256)
Other credit risk	2,817	4,125
Total change in credit risk RWA	$(8,098)	$10,462
Balance at September 30, 2022	$408,404	$295,709
Market risk RWA
Balance at December 31, 2021	$55,419	$55,419
Change related to the following items:
Regulatory VaR	3,434	3,434
Regulatory stressed VaR	242	242
Incremental risk charge	(5,119)	(5,119)
Comprehensive risk measure	(391)	(436)
Specific risk	(4,078)	(4,078)
Total change in market risk RWA	$(5,912)	$(5,957)
Balance at September 30, 2022	$49,507	$49,462
Operational risk RWA
Balance at December 31, 2021	N/A	$95,083
Change in operational risk RWA	N/A	7,538
Balance at September 30, 2022	N/A	$102,621
Total RWA	$457,911	$447,792
Regulatory VaR—VaR for regulatory capital requirements
In the current year period, Credit risk RWA decreased under the Standardized Approach, but increased under the Advanced Approach. Under the Standardized Approach, the decrease was primarily driven by lower equity and credit Derivatives as well as lower Securities financing transactions from margin lending, partially offset by lending growth. Under the Advanced Approach, the increase was primarily driven by higher commodities and foreign exchange Derivatives exposures as well as lending growth, partially offset by a decrease in Investment securities.
Market risk RWA decreased in the current year period under both the Standardized and Advanced Approaches primarily driven by lower Incremental Risk Charge driven by exposure reduction in the Fixed Income business and lower Specific risk standardized charges and securitizations, partially offset by higher Regulatory VaR.

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
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At September 30, 2022	At December 31, 2021
External TLAC[2]			$235,864	$235,681
External TLAC as a % of RWA	18.0%	21.5%	51.5%	49.9%
External TLAC as a % of leverage exposure	7.5%	9.5%	16.8%	16.0%
Eligible LTD[3]			$149,694	$144,659
Eligible LTD as a % of RWA	9.0%	9.0%	32.7%	30.7%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	10.6%	9.8%
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
We are in compliance with all TLAC requirements as of September 30, 2022 and December 31, 2021.
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
For the 2022 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 5, 2022. On June 23, 2022, the Federal Reserve published summary results of its supervisory stress tests of each large BHC, in which the projected decline in our Common Equity Tier 1 ratio in the severely adverse scenario improved from the prior annual supervisory stress test, from 4.7% to 4.6%. Following the publication of the supervisory stress test results, and as a

24	September 2022 Form 10-Q

Management’s Discussion and Analysis
result of the increase in our common stock dividend and the resulting dividend add-on, we announced that our SCB will be 5.8% from October 1, 2022 through September 30, 2023. Together with other features of the regulatory capital framework, this SCB results in an aggregate Standardized Approach Common Equity Tier 1 ratio of 13.3%. Generally, our SCB is determined annually based on the results of the supervisory stress test.
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
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2022	2021	2022	2021
Institutional Securities	$48.8	$43.5	$48.8	$43.5
Wealth Management	31.0	28.6	31.0	28.6
Investment Management[2]	10.6	10.7	10.6	8.2
Parent	2.5	15.8	4.3	16.6
Total	$92.9	$98.6	$94.7	$96.9
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

September 2022 Form 10-Q	25

Management’s Discussion and Analysis
Resources—Regulatory Requirements—Resolution and Recovery Planning” in the 2021 Form 10-K.
Regulatory Developments and Other Matters
Covered Funds Restrictions under the Volcker Rule
The Volcker Rule prohibits certain investments and relationships by banking entities with covered funds, as defined in the Volcker Rule. We requested and received additional time until July 21, 2023 to conform investments in certain legacy illiquid funds. During the current quarter, we have continued our efforts to conform these illiquid funds by July 21, 2023, including but not limited to assessing alternative conformance options permitted under the Volcker Rule. As a result, as of September 30, 2022, we continued to estimate the fair value of our investments in such covered funds using the net asset value per share (“NAV”), which approximated $300 million. For additional information on the Volcker Rule, see “Business—Supervision and Regulation—Financial Holding Company—Activities Restrictions Under the Volcker Rule” in the 2021 Form 10-K. For information on investments measured at NAV, see Note 4 to the financial statements.
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
As of September 30, 2022, our LIBOR-referenced contracts were primarily concentrated in derivative contracts and to a lesser extent, loans, floating rate notes, preferred shares, securitizations and mortgages. A significant majority of our derivative contracts, and a majority of our non-derivative contracts contain fallback provisions or otherwise have an expected path that will allow for the transition to an alternative reference rate upon the cessation of the applicable LIBOR rate.
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

26	September 2022 Form 10-Q

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
Trading Risks
We have exposures to a wide range of risks related to interest rates and credit spreads, equity prices, foreign exchange rates and commodity prices as well as the associated implied volatilities, correlations and spreads of the global markets in which we conduct our trading activities.
The statistical technique known as VaR is one of the tools we use to measure, monitor and review the market risk exposures of our trading portfolios.
For information regarding our primary risk exposures and market risk management, VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Risk—Market Risk—Trading Risks” in the 2021 Form 10-K.

95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	September 30, 2022
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$36	$34	$38	$30
Equity price	22	24	31	19
Foreign exchange rate	9	8	12	5
Commodity price	26	30	36	24
Less: Diversification benefit[2]	(37)	(39)	N/A	N/A
Primary Risk Categories	$56	$57	$65	$49
Credit Portfolio	16	16	18	15
Less: Diversification benefit[2]	(11)	(12)	N/A	N/A
Total Management VaR	$61	$61	$74	$50

	Three Months Ended
	June 30, 2022
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$33	$30	$43	$24
Equity price	24	24	28	19
Foreign exchange rate	6	7	15	4
Commodity price	24	31	40	24
Less: Diversification benefit[2]	(42)	(48)	N/A	N/A
Primary Risk Categories	$45	$44	$57	$36
Credit Portfolio	15	15	18	14
Less: Diversification benefit[2]	(10)	(13)	N/A	N/A
Total Management VaR	$50	$46	$57	$40
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
Average Total Management VaR and average Management VaR for the Primary Risk Categories increased from the three months ended June 30, 2022, primarily from an increase in interest rate and credit spread risk categories driven by market volatility and a reduction in diversification benefit.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy. There were 2 loss days in the current quarter, which did not exceed 95% Total Management VaR.

September 2022 Form 10-Q	27

Risk Disclosures
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)

Number of Days
1
5
19
29
10
2
$45 to $50
$50 to $55
$55 to $60
$60 to $65
$65 to $70
$70 to $75

Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
2
15
20
16
9
2
2
$(25) to $0
$0 to $25
$25 to $50
$50 to $75
$75 to $100
$100 to $125
$125 to $150

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
Credit Spread Risk Sensitivity1

$ in millions	At September 30, 2022	At June 30, 2022
Derivatives	$7	$7
Borrowings carried at fair value	33	38
1.Amounts represent the potential gain for each 1 bps widening of our credit spread.

Credit spread risk sensitivity for borrowings carried at fair value at September 30, 2022 decreased from June 30, 2022 primarily due to widening credit spreads, partially offset by new debt issuance.

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
Wealth Management Net Interest Income Sensitivity Analysis1

$ in millions	At September 30, 2022	At June 30, 2022
Basis point change
+100	$398	$93
-100	(568)	(360)
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
We do not manage to any single rate scenario but rather manage net interest income in our Wealth Management business segment to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. Net interest income sensitivity to interest rates at September

28	September 2022 Form 10-Q

Risk Disclosures
30, 2022 increased from June 30, 2022, primarily driven by the changes in deposit pricing, mix and expected customer behavior.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At September 30, 2022	At June 30, 2022
Investments related to Investment Management activities	$423	$423
Other investments:
MUMSS	131	139
Other Firm investments	348	348
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
Asset Management Revenue Sensitivity
Certain asset management revenues in the Wealth Management and Investment Management business segments are derived from management fees, which are based on fee-based client assets in Wealth Management or AUM in Investment Management (together, “client holdings”). The assets underlying client holdings are primarily composed of equity, fixed income and alternative investments and are sensitive to changes in related markets. These revenues depend on multiple factors including, but not limited to, the level and duration of a market increase or decline, price volatility, the geographic and industry mix of client assets, and client behavior such as the rate and magnitude of client investments and redemptions. Therefore, overall revenues may not correlate completely with changes in the related markets.
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
Loans and Lending Commitments

	At September 30, 2022
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$6,858	$7,640	$—	$14,498
Secured lending facilities	34,788	3,707	7	38,502
Commercial and Residential real estate	8,191	1,750	2,044	11,985
Securities-based lending and Other	2,728	109	5,013	7,850
Total Institutional Securities	52,565	13,206	7,064	72,835
Wealth Management:
Residential real estate	52,904	5	—	52,909
Securities-based lending and Other	92,859	142	—	93,001
Total Wealth Management	145,763	147	—	145,910
Total Investment Management[1]	4	—	448	452
Total loans[2]	198,332	13,353	7,512	219,197
ACL	(749)			(749)
Total loans, net of ACL	$197,583	$13,353	$7,512	$218,448
Lending commitments[3]				$136,605
Total exposure				$355,053

	At December 31, 2021
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$5,567	$8,107	$8	$13,682
Secured lending facilities	31,471	3,879	—	35,350
Commercial and Residential real estate	7,227	1,777	4,774	13,778
Securities-based lending and Other	1,292	45	7,710	9,047
Total Institutional Securities	45,557	13,808	12,492	71,857
Wealth Management:
Residential real estate	44,251	7	—	44,258
Securities-based lending and Other	85,143	17	—	85,160
Total Wealth Management	129,394	24	—	129,418
Total Investment Management[1]	5	—	135	140
Total loans[2]	174,956	13,832	12,627	201,415
ACL	(654)			(654)
Total loans, net of ACL	$174,302	$13,832	$12,627	$200,761
Lending commitments[3]				$134,934
Total exposure				$335,695
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

September 2022 Form 10-Q	29

Risk Disclosures
Total loans and lending commitments increased by approximately $19 billion since December 31, 2021, primarily due to growth in Residential real estate loans and Securities-based loans within the Wealth Management segment.
See Notes 4, 5, 9 and 13 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$654
ACL—Lending Commitments	444
Total at December 31, 2021	1,098
Gross charge-offs	(31)
Recoveries	7
Net (charge-offs) recoveries	(24)
Provision for credit losses	193
Other	(31)
Total at September 30, 2022	$1,236
ACL—Loans	$749
ACL—Lending commitments	487
Provision for Credit Losses by Business Segment

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
$ in millions	IS	WM	Total	IS	WM	Total
Loans	$(9)	$15	$6	$88	$49	$137
Lending commitments	33	(4)	29	62	(6)	56
Total	$24	$11	$35	$150	$43	$193
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
The aggregate allowance for credit losses for loans and lending commitments increased in the current year period, reflecting the Provision for credit losses due to portfolio growth and deterioration in macroeconomic outlook.
The base scenario used in our ACL models as of September 30, 2022 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models, and assumes slower economic growth over the forecast period. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product.
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2022	4Q 2023
Year-over-year growth rate	0.8%	1.3%
See Note 9 to the financial statements for further information. See Note 2 to the financial statements in the 2021 Form 10-K for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At September 30, 2022		At December 31, 2021
	IS	WM	IS	WM
Accrual	99.4%	99.9%	98.7%	99.8%
Nonaccrual[1]	0.6%	0.1%	1.3%	0.2%
1.These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.
Net Charge-off Ratios for Loans Held for Investment

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
For the Nine Months Ended September 30, 2022
Net charge-off (recovery) ratio[1]	(0.09)%	0.01%	0.09%	—%	0.02%	0.01%
Average loans	$6,441	$32,367	$8,196	$48,675	$92,681	$188,360
For the Nine Months Ended September 30, 2021
Net charge-off ratio[1]	0.37%	0.25%	0.30%	—%	—%	0.07%
Average loans	$5,182	$27,151	$7,066	$37,897	$72,484	$149,780
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.
Institutional Securities Loans and Lending Commitments1

	At September 30, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$58	$4	$150	$—	$212
A	987	1,148	225	—	2,360
BBB	6,960	10,505	564	—	18,029
BB	9,865	19,845	1,322	124	31,156
Other NIG	5,028	10,573	1,886	133	17,620
Unrated[2]	71	616	699	1,470	2,856
Total loans, net of ACL	22,969	42,691	4,846	1,727	72,233
Lending commitments
AAA	—	50	—	—	50
AA	2,116	2,896	245	—	5,257
A	4,279	19,271	272	324	24,146
BBB	7,007	40,213	879	—	48,099
BB	3,820	18,084	948	52	22,904
Other NIG	882	13,767	4,498	—	19,147
Unrated[2]	—	38	—	2	40
Total lending commitments	18,104	94,319	6,842	378	119,643
Total exposure	$41,073	$137,010	$11,688	$2,105	$191,876

30	September 2022 Form 10-Q

Risk Disclosures

	At December 31, 2021
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$—	$35	$38	$—	$73
A	890	1,089	675	—	2,654
BBB	5,335	8,944	563	—	14,842
BB	10,734	18,349	814	18	29,915
Other NIG	4,656	10,475	3,439	160	18,730
Unrated[2]	171	665	511	3,753	5,100
Total loans, net of ACL	21,786	39,557	6,040	3,931	71,314
Lending commitments
AAA	—	50	—	—	50
AA	3,283	2,690	—	—	5,973
A	5,255	17,646	407	303	23,611
BBB	6,703	36,096	766	—	43,565
BB	2,859	19,698	3,122	—	25,679
Other NIG	992	13,420	6,180	55	20,647
Unrated[2]	672	40	3	—	715
Total lending commitments	19,764	89,640	10,478	358	120,240
Total exposure	$41,550	$129,197	$16,518	$4,289	$191,554
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At September 30, 2022	At December 31, 2021
Industry
Financials	$52,630	$52,066
Real estate	32,325	31,560
Communications services	15,386	12,645
Industrials	14,555	17,446
Information technology	12,834	13,471
Healthcare	11,863	12,618
Consumer discretionary	11,352	11,628
Utilities	10,301	10,310
Energy	9,170	8,544
Consumer staples	8,186	7,855
Materials	6,296	6,394
Insurance	5,300	4,954
Other	1,678	2,063
Total exposure	$191,876	$191,554
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial real estate and Securities-based lending and Other. As of September 30, 2022, over 90% of our total lending exposure, which consists of loans and lending commitments, is investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2021 Form 10-K.
Institutional Securities Event-Driven Loans and Lending Commitments

	At September 30, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$1,605	$1,564	$1,282	$4,451
Lending commitments	1,400	6,436	4,787	12,623
Total exposure	$3,005	$8,000	$6,069	$17,074

	At December 31, 2021
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$951	$2,088	$1,803	$4,842
Lending commitments	1,619	5,288	8,879	15,786
Total exposure	$2,570	$7,376	$10,682	$20,628
Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.
Institutional Securities Loans and Lending Commitments Held for Investment

	At September 30, 2022
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,858	$75,801	$82,659
Secured lending facilities	34,788	11,617	46,405
Commercial real estate	8,191	433	8,624
Securities-based lending and Other	2,728	992	3,720
Total, before ACL	$52,565	$88,843	$141,408
ACL	$(602)	$(475)	$(1,077)

	At December 31, 2021
$ in millions	Loans	Lending Commitments	Total
Corporate	$5,567	$73,585	$79,152
Secured lending facilities	31,471	10,003	41,474
Commercial real estate	7,227	1,475	8,702
Securities-based lending and Other	1,292	887	2,179
Total, before ACL	$45,557	$85,950	$131,507
ACL	$(543)	$(426)	$(969)

September 2022 Form 10-Q	31

Risk Disclosures
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	Commercial Real Estate	Other	Total
ACL—Loans	$165	$163	$206	$9	$543
ACL—Lending commitments	356	41	20	9	426
Total at December 31, 2021	$521	$204	$226	$18	$969
Gross charge-offs	—	(3)	(7)	(7)	(17)
Recoveries	6	—	—	—	6
Net (charge-offs) recoveries	6	(3)	(7)	(7)	(11)
Provision for credit losses	110	5	29	6	150
Other	(18)	(3)	(10)	—	(31)
Total at September 30, 2022	$619	$203	$238	$17	$1,077
ACL—Loans	$211	$156	$224	$11	$602
ACL—Lending commitments	408	47	14	6	475
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At September 30, 2022	At December 31, 2021
Corporate	3.1%	3.0%
Secured lending facilities	0.4%	0.5%
Commercial real estate	2.7%	2.9%
Securities-based lending and Other	0.4%	0.7%
Total Institutional Securities loans	1.1%	1.2%
Wealth Management Loans and Lending Commitments

	At September 30, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$81,996	$9,204	$1,610	$131	$92,941
Residential real estate loans	2	24	1,359	51,437	52,822
Total loans, net of ACL	$81,998	$9,228	$2,969	$51,568	$145,763
Lending commitments	12,367	4,252	48	295	16,962
Total exposure	$94,365	$13,480	$3,017	$51,863	$162,725

	At December 31, 2021
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$74,466	$8,927	$1,571	$144	$85,108
Residential real estate loans	4	10	1,231	42,954	44,199
Total loans, net of ACL	$74,470	$8,937	$2,802	$43,098	$129,307
Lending commitments	11,894	2,467	51	282	14,694
Total exposure	$86,364	$11,404	$2,853	$43,380	$144,001
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
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$111
ACL—Lending commitments	18
Total at December 31, 2021	129
Gross charge-offs	(14)
Recoveries	1
Net (charge-offs) recoveries	(13)
Provision for credit losses	43
Total at September 30, 2022	$159
ACL—Loans	$147
ACL—Lending commitments	12
At September 30, 2022, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At September 30, 2022	At December 31, 2021
Institutional Securities	$19,109	$40,545
Wealth Management	24,306	30,987
Total	$43,415	$71,532
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
Employee Loans
For information on employee loans and related ACL, see Note 9 to the financial statements.

32	September 2022 Form 10-Q

Risk Disclosures
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At September 30, 2022
Less than 1 year	$3,523	$35,580	$63,540	$49,825	$16,985	$169,453
1-3 years	1,846	9,595	24,041	25,556	10,411	71,449
3-5 years	889	7,259	10,868	10,975	4,959	34,950
Over 5 years	4,267	37,745	51,423	50,685	9,183	153,303
Total, gross	$10,525	$90,179	$149,872	$137,041	$41,538	$429,155
Counterparty netting	(4,820)	(70,458)	(103,445)	(104,828)	(24,463)	(308,014)
Cash and securities collateral	(3,115)	(16,036)	(38,904)	(20,461)	(7,467)	(85,983)
Total, net	$2,590	$3,685	$7,523	$11,752	$9,608	$35,158

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2021
Less than 1 year	$1,561	$11,088	$32,069	$25,680	$11,924	$82,322
1-3 years	780	4,577	16,821	15,294	6,300	43,772
3-5 years	593	4,807	6,805	8,030	3,317	23,552
Over 5 years	4,359	26,056	61,091	44,091	4,633	140,230
Total, gross	$7,293	$46,528	$116,786	$93,095	$26,174	$289,876
Counterparty netting	(3,093)	(36,957)	(91,490)	(68,365)	(11,642)	(211,547)
Cash and securities collateral	(3,539)	(7,608)	(20,500)	(17,755)	(5,762)	(55,164)
Total, net	$661	$1,963	$4,796	$6,975	$8,770	$23,165

$ in millions	At September 30, 2022	At December 31, 2021
Industry
Financials	$11,201	$5,096
Utilities	7,436	5,918
Energy	5,574	2,587
Industrials	2,444	985
Regional governments	2,163	963
Sovereign governments	1,316	386
Communications services	1,235	348
Insurance	625	174
Consumer Discretionary	611	3,069
Consumer staples	596	324
Information technology	526	1,060
Healthcare	478	682
Not-for-profit organizations	220	531
Materials	201	240
Real estate	54	280
Other	478	522
Total	$35,158	$23,165
1.Counterparty credit ratings are determined internally by the CRM.
We are exposed to credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the possibility that a counterparty may fail to perform according to the terms of the contract. In 2022, our exposure to credit risk arising from OTC derivatives has increased, primarily as a function of the effect of market factors and volatility on the valuation of our positions. For more information on derivatives, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2021 Form 10-K and Note 6 to the financial statements.
Country Risk
Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and other market fundamentals and allows us to effectively identify, monitor and limit country risk. For a further discussion of our country risk exposure see “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks” in the 2021 Form 10-K.
Top 10 Non-U.S. Country Exposures at September 30, 2022

$ in millions	United Kingdom	Germany	Japan	France	Brazil
Sovereign
Net inventory[1]	$(1,289)	$1,931	$4,714	$2,925	$3,045
Net counterparty exposure[2]	19	268	146	8	—
Exposure before hedges	(1,270)	2,199	4,860	2,933	3,045
Hedges[3]	(250)	(284)	(168)	(6)	(109)
Net exposure	$(1,520)	$1,915	$4,692	$2,927	$2,936
Non-sovereign
Net inventory[1]	$1,975	$462	$749	$329	$118
Net counterparty exposure[2]	15,075	4,126	3,695	3,888	497
Loans	5,056	1,101	357	438	254
Lending commitments	5,922	3,556	—	2,400	405
Exposure before hedges	28,028	9,245	4,801	7,055	1,274
Hedges[3]	(1,706)	(1,590)	(559)	(1,836)	(39)
Net exposure	$26,322	$7,655	$4,242	$5,219	$1,235
Total net exposure	$24,802	$9,570	$8,934	$8,146	$4,171

$ in millions	Canada	China	Spain	Korea	Netherlands
Sovereign
Net inventory[1]	$67	$(271)	$(152)	$1,136	$40
Net counterparty exposure[2]	53	574	41	679	—
Exposure before hedges	120	303	(111)	1,815	40
Hedges[3]	—	(65)	(8)	(37)	(17)
Net exposure	$120	$238	$(119)	$1,778	$23
Non-sovereign
Net inventory[1]	$739	$1,207	$426	$229	$123
Net counterparty exposure[2]	1,781	1,252	984	915	1,428
Loans	204	393	1,938	131	484
Lending commitments	1,358	680	816	25	1,429
Exposure before hedges	4,082	3,532	4,164	1,300	3,464
Hedges[3]	(161)	(99)	(923)	(12)	(589)
Net exposure	$3,921	$3,433	$3,241	$1,288	$2,875
Total net exposure	$4,041	$3,671	$3,122	$3,066	$2,898
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

September 2022 Form 10-Q	33

Risk Disclosures
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held against Net Counterparty Exposure1

$ in millions		At September 30, 2022
Country of Risk	Collateral[2]
United Kingdom	U.K., U.S. and France	$14,632
Japan	Japan and U.S.	9,008
Other	Netherlands, France, and Germany	28,854
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at September 30, 2022.
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

34	September 2022 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of September 30, 2022, and the related condensed consolidated income statements, comprehensive income statements and statements of changes in total equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and the cash flow statements for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
November 3, 2022

September 2022 Form 10-Q	35

Consolidated Income Statement (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2022	2021	2022	2021
Revenues
Investment banking	$1,373	$3,013	$4,281	$8,413
Trading	3,331	2,861	10,911	10,416
Investments	(168)	45	(70)	744
Commissions and fees	1,133	1,280	3,769	4,214
Asset management	4,744	5,201	14,775	14,572
Other	63	290	245	916
Total non-interest revenues	10,476	12,690	33,911	39,275
Interest income	6,101	2,351	12,363	7,000
Interest expense	3,591	288	5,355	1,044
Net interest	2,510	2,063	7,008	5,956
Net revenues	12,986	14,753	40,919	45,231
Provision for credit losses	35	24	193	(1)
Non-interest expenses
Compensation and benefits	5,614	5,920	17,438	19,141
Brokerage, clearing and exchange fees	847	825	2,607	2,530
Information processing and communications	874	788	2,560	2,286
Professional services	755	734	2,217	2,104
Occupancy and equipment	429	427	1,286	1,246
Marketing and business development	215	146	610	438
Other	829	1,015	2,713	2,703
Total non-interest expenses	9,563	9,855	29,431	30,448
Income before provision for income taxes	3,388	4,874	11,295	14,784
Provision for income taxes	726	1,150	2,382	3,380
Net income	$2,662	$3,724	$8,913	$11,404
Net income applicable to noncontrolling interests	30	17	120	66
Net income applicable to Morgan Stanley	$2,632	$3,707	$8,793	$11,338
Preferred stock dividends	138	123	366	364
Earnings applicable to Morgan Stanley common shareholders	$2,494	$3,584	$8,427	$10,974
Earnings per common share
Basic	$1.49	$2.01	$4.95	$6.11
Diluted	$1.47	$1.98	$4.88	$6.02
Average common shares outstanding
Basic	1,674	1,781	1,704	1,797
Diluted	1,697	1,812	1,725	1,824
Consolidated Comprehensive Income Statement
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Net income	$2,662	$3,724	$8,913	$11,404
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(268)	(78)	(661)	(256)
Change in net unrealized gains (losses) on available-for-sale securities	(1,307)	(256)	(4,778)	(1,039)
Pension and other	5	5	13	22
Change in net debt valuation adjustment	816	147	2,628	470
Total other comprehensive income (loss)	$(754)	$(182)	$(2,798)	$(803)
Comprehensive income	$1,908	$3,542	$6,115	$10,601
Net income applicable to noncontrolling interests	30	17	120	66
Other comprehensive income (loss) applicable to noncontrolling interests	(17)	(4)	(142)	(64)
Comprehensive income applicable to Morgan Stanley	$1,895	$3,529	$6,137	$10,599

September 2022 Form 10-Q	36	See Notes to Consolidated Financial Statements

Consolidated Balance Sheet

$ in millions, except share data	(Unaudited) At September 30, 2022	At December 31, 2021
Assets
Cash and cash equivalents	$111,696	$127,725
Trading assets at fair value ($100,709 and $104,186 were pledged to various parties)	291,188	294,869
Investment securities (includes $83,633 and $102,830 at fair value)	161,269	182,998
Securities purchased under agreements to resell (includes $— and $7 at fair value)	111,124	119,999
Securities borrowed	136,478	129,713
Customer and other receivables	87,935	96,018
Loans:
Held for investment (net of allowance for credit losses of $749 and $654)	197,583	174,302
Held for sale	13,353	13,832
Goodwill	16,721	16,833
Intangible assets (net of accumulated amortization of $4,250 and $3,819)	7,893	8,360
Other assets	24,789	23,491
Total assets	$1,160,029	$1,188,140
Liabilities
Deposits (includes $3,661 and $1,940 at fair value)	$338,123	$347,574
Trading liabilities at fair value	162,640	158,328
Securities sold under agreements to repurchase (includes $951 and $791 at fair value)	60,133	62,188
Securities loaned	13,097	12,299
Other secured financings (includes $4,594 and $5,133 at fair value)	7,701	10,041
Customer and other payables	229,463	228,685
Other liabilities and accrued expenses	26,360	29,300
Borrowings (includes $68,788 and $76,340 at fair value)	220,423	233,127
Total liabilities	1,057,940	1,081,542
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,750	7,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,694,051,265 and 1,772,226,530	20	20
Additional paid-in capital	28,893	28,841
Retained earnings	94,055	89,432
Employee stock trusts	4,860	3,955
Accumulated other comprehensive income (loss)	(5,758)	(3,102)
Common stock held in treasury at cost, $0.01 par value (344,842,714 and 266,667,449 shares)	(24,949)	(17,500)
Common stock issued to employee stock trusts	(4,860)	(3,955)
Total Morgan Stanley shareholders’ equity	101,011	105,441
Noncontrolling interests	1,078	1,157
Total equity	102,089	106,598
Total liabilities and equity	$1,160,029	$1,188,140

See Notes to Consolidated Financial Statements	37	September 2022 Form 10-Q

Consolidated Statement of Changes in Total Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Preferred Stock
Beginning balance	$7,750	$7,750	$7,750	$9,250
Issuance of preferred stock	1,000	—	1,000	—
Redemption of preferred stock	—	—	—	(1,500)
Ending balance	8,750	7,750	8,750	7,750
Common Stock
Beginning and ending balance	20	20	20	20
Additional Paid-in Capital
Beginning balance	28,394	28,030	28,841	25,546
Share-based award activity	505	473	57	765
Issuance of preferred stock	(6)	—	(6)	—
Issuance of common stock for the acquisition of Eaton Vance	—	—	—	2,185
Other net increases (decreases)	—	1	1	8
Ending balance	28,893	28,504	28,893	28,504
Retained Earnings
Beginning balance	92,889	84,791	89,432	78,694
Net income applicable to Morgan Stanley	2,632	3,707	8,793	11,338
Preferred stock dividends[1]	(138)	(123)	(366)	(364)
Common stock dividends[1]	(1,329)	(1,276)	(3,802)	(2,562)
Other net increases (decreases)	1	—	(2)	(7)
Ending balance	94,055	87,099	94,055	87,099
Employee Stock Trusts
Beginning balance	4,900	3,768	3,955	3,043
Share-based award activity	(40)	2	905	727
Ending balance	4,860	3,770	4,860	3,770
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(5,021)	(2,523)	(3,102)	(1,962)
Net change in Accumulated other comprehensive income (loss)	(737)	(178)	(2,656)	(739)
Ending balance	(5,758)	(2,701)	(5,758)	(2,701)
Common Stock Held in Treasury at Cost
Beginning balance	(22,436)	(11,198)	(17,500)	(9,767)
Share-based award activity	95	57	1,677	1,094
Repurchases of common stock and employee tax withholdings	(2,608)	(3,628)	(9,126)	(9,228)
Issuance of common stock for the acquisition of Eaton Vance	—	—	—	3,132
Ending balance	(24,949)	(14,769)	(24,949)	(14,769)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(4,900)	(3,768)	(3,955)	(3,043)
Share-based award activity	40	(2)	(905)	(727)
Ending balance	(4,860)	(3,770)	(4,860)	(3,770)
Noncontrolling Interests
Beginning balance	1,066	1,292	1,157	1,368
Net income applicable to noncontrolling interests	30	17	120	66
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(17)	(4)	(142)	(64)
Other net increases (decreases)	(1)	(89)	(57)	(154)
Ending balance	1,078	1,216	1,078	1,216
Total Equity	$102,089	$107,119	$102,089	$107,119
1.See Note 16 for information regarding dividends per share for each class of stock.

September 2022 Form 10-Q	38	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statement (Unaudited)

	Nine Months Ended September 30,
$ in millions	2022	2021
Cash flows from operating activities
Net income	$8,913	$11,404
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	1,377	1,636
Depreciation and amortization	2,791	2,979
Provision for credit losses	193	(1)
Other operating adjustments	508	(149)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(23,285)	2,832
Securities borrowed	(6,765)	(13,531)
Securities loaned	798	3,402
Customer and other receivables and other assets	7,966	(2,692)
Customer and other payables and other liabilities	8,283	19,829
Securities purchased under agreements to resell	8,875	(3,487)
Securities sold under agreements to repurchase	(2,055)	11,400
Net cash provided by (used for) operating activities	7,599	33,622
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(2,308)	(1,658)
Changes in loans, net	(23,280)	(23,197)
AFS securities[1]:
Purchases	(22,636)	(32,483)
Proceeds from sales	21,922	18,325
Proceeds from paydowns and maturities	11,682	21,508
HTM securities[1]:
Purchases	(5,231)	(24,851)
Proceeds from paydowns and maturities	7,837	10,860
Cash paid as part of the Eaton Vance acquisition, net of cash acquired	—	(2,648)
Other investing activities	(516)	(447)
Net cash provided by (used for) investing activities	(12,530)	(34,591)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	(1,352)	(1,125)
Deposits	(16,816)	18,347
Issuance of preferred stock, net of issuance costs	994	—
Proceeds from issuance of Borrowings	54,283	73,591
Payments for:
Borrowings	(27,019)	(56,699)
Repurchases of common stock and employee tax withholdings	(9,126)	(9,228)
Cash dividends	(4,023)	(2,857)
Other financing activities	(202)	(197)
Net cash provided by (used for) financing activities	(3,261)	21,832
Effect of exchange rate changes on cash and cash equivalents	(7,837)	(2,654)
Net increase (decrease) in cash and cash equivalents	(16,029)	18,209
Cash and cash equivalents, at beginning of period	127,725	105,654
Cash and cash equivalents, at end of period	$111,696	$123,863
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$4,339	$1,236
Income taxes, net of refunds	2,805	3,303
1.The prior period amounts have been revised to present Purchases, Proceeds from sales and Proceeds from paydowns and maturities separately between AFS securities and HTM securities.

See Notes to Consolidated Financial Statements	39	September 2022 Form 10-Q

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

September 2022 Form 10-Q	40

Notes to Consolidated Financial Statements (Unaudited)
2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting updates adopted, see Note 2 to the financial statements in the 2021 Form 10-K.
During the nine months ended September 30, 2022 (“current year period”), there were no significant updates to the Firm’s significant accounting policies.
3. Cash and Cash Equivalents

$ in millions	At September 30, 2022	At December 31, 2021
Cash and due from banks	$6,836	$8,394
Interest bearing deposits with banks	104,860	119,331
Total Cash and cash equivalents	$111,696	$127,725
Restricted cash	$40,413	$40,887
For additional information on cash and cash equivalents, including restricted cash, see Note 2 to the financial statements in the 2021 Form 10-K.
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$37,694	$29,822	$1	$—	$67,517
Other sovereign government obligations	27,618	5,411	137	—	33,166
State and municipal securities	—	2,259	52	—	2,311
MABS	—	2,090	344	—	2,434
Loans and lending commitments[2]	—	4,929	2,583	—	7,512
Corporate and other debt	—	24,936	1,898	—	26,834
Corporate equities[3]	74,566	1,043	145	—	75,754
Derivative and other contracts:
Interest rate	18,630	173,134	768	—	192,532
Credit	—	10,294	474	—	10,768
Foreign exchange	56	167,919	269	—	168,244
Equity	1,736	59,409	531	—	61,676
Commodity and other	11,660	31,216	4,134	—	47,010
Netting[1]	(15,435)	(328,762)	(1,363)	(68,420)	(413,980)
Total derivative and other contracts	16,647	113,210	4,813	(68,420)	66,250
Investments[4]	588	716	873	—	2,177
Physical commodities	—	1,924	—	—	1,924
Total trading assets[4]	157,113	186,340	10,846	(68,420)	285,879
Investment securities—AFS	53,618	29,979	36	—	83,633
Total assets at fair value	$210,731	$216,319	$10,882	$(68,420)	$369,512

	At September 30, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$3,654	$7	$—	$3,661
Trading liabilities:
U.S. Treasury and agency securities	15,842	8	1	—	15,851
Other sovereign government obligations	19,215	2,398	12	—	21,625
Corporate and other debt	—	9,993	23	—	10,016
Corporate equities[3]	66,268	564	54	—	66,886
Derivative and other contracts:
Interest rate	16,043	166,207	945	—	183,195
Credit	—	10,079	352	—	10,431
Foreign exchange	57	159,478	94	—	159,629
Equity	1,868	66,950	987	—	69,805
Commodity and other	12,669	24,561	2,333	—	39,563
Netting[1]	(15,435)	(328,762)	(1,363)	(68,801)	(414,361)
Total derivative and other contracts	15,202	98,513	3,348	(68,801)	48,262
Total trading liabilities	116,527	111,476	3,438	(68,801)	162,640
Securities sold under agreements to repurchase	—	443	508	—	951
Other secured financings	—	4,481	113	—	4,594
Borrowings	—	66,851	1,937	—	68,788
Total liabilities at fair value	$116,527	$186,905	$6,003	$(68,801)	$240,634

	At December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$45,970	$29,749	$2	$—	$75,721
Other sovereign government obligations	28,041	4,533	211	—	32,785
State and municipal securities	—	1,905	13	—	1,918
MABS	—	1,237	344	—	1,581
Loans and lending commitments[2]	—	8,821	3,806	—	12,627
Corporate and other debt	—	27,309	1,973	—	29,282
Corporate equities[3]	91,630	832	115	—	92,577
Derivative and other contracts:
Interest rate	1,364	153,048	1,153	—	155,565
Credit	—	8,441	509	—	8,950
Foreign exchange	28	74,571	132	—	74,731
Equity	1,562	68,519	251	—	70,332
Commodity and other	4,462	20,194	3,057	—	27,713
Netting[1]	(5,696)	(241,814)	(794)	(50,833)	(299,137)
Total derivative and other contracts	1,720	82,959	4,308	(50,833)	38,154
Investments[4]	735	846	1,125	—	2,706
Physical commodities	—	2,771	—	—	2,771
Total trading assets[4]	168,096	160,962	11,897	(50,833)	290,122
Investment securities—AFS	59,021	43,809	—	—	102,830
Securities purchased under agreements to resell	—	7	—	—	7
Total assets at fair value	$227,117	$204,778	$11,897	$(50,833)	$392,959

41	September 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$1,873	$67	$—	$1,940
Trading liabilities:
U.S. Treasury and agency securities	16,433	319	—	—	16,752
Other sovereign government obligations	20,771	2,062	—	—	22,833
Corporate and other debt	—	8,707	16	—	8,723
Corporate equities[3]	75,181	226	45	—	75,452
Derivative and other contracts:
Interest rate	1,087	145,670	445	—	147,202
Credit	—	9,090	411	—	9,501
Foreign exchange	19	73,096	80	—	73,195
Equity	2,119	77,363	1,196	—	80,678
Commodity and other	4,563	16,837	1,528	—	22,928
Netting[1]	(5,696)	(241,814)	(794)	(50,632)	(298,936)
Total derivative and other contracts	2,092	80,242	2,866	(50,632)	34,568
Total trading liabilities	114,477	91,556	2,927	(50,632)	158,328
Securities sold under agreements to repurchase	—	140	651	—	791
Other secured financings	—	4,730	403	—	5,133
Borrowings	—	74,183	2,157	—	76,340
Total liabilities at fair value	$114,477	$172,482	$6,205	$(50,632)	$242,532
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
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At September 30, 2022	At December 31, 2021
Corporate	$—	$8
Secured lending facilities	7	—
Commercial Real Estate	476	863
Residential Real Estate	1,568	3,911
Securities-based lending and Other loans	5,461	7,845
Total	$7,512	$12,627
Unsettled Fair Value of Futures Contracts1

$ in millions	At September 30, 2022	At December 31, 2021
Customer and other receivables (payables), net	$693	$948
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
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
U.S. Treasury and agency securities
Beginning balance	$9	$25	$2	$9
Realized and unrealized gains (losses)	—	(1)	(1)	—
Purchases	1	4	2	28
Sales	(4)	(24)	(7)	(33)
Net transfers	(5)	—	5	—
Ending balance	$1	$4	$1	$4
Unrealized gains (losses)	$—	$(1)	$(1)	$—
Other sovereign government obligations
Beginning balance	$161	$78	$211	$268
Realized and unrealized gains (losses)	23	(3)	(24)	(1)
Purchases	43	59	69	129
Sales	(57)	(4)	(60)	(269)
Net transfers	(33)	(3)	(59)	—
Ending balance	$137	$127	$137	$127
Unrealized gains (losses)	$23	$(3)	$(22)	$—
State and municipal securities
Beginning balance	$29	$4	$13	$—
Realized and unrealized gains (losses)	(1)	—	(2)	—
Purchases	4	—	54	4
Sales	—	(4)	—	(4)
Net transfers	20	—	(13)	—
Ending balance	$52	$—	$52	$—
Unrealized gains (losses)	$(3)	$—	$(2)	$—
MABS
Beginning balance	$339	$357	$344	$322
Realized and unrealized gains (losses)	8	11	(366)	67
Purchases	3	96	448	263
Sales	(33)	(23)	(116)	(216)
Net transfers	27	(75)	34	(70)
Ending balance	$344	$366	$344	$366
Unrealized gains (losses)	$9	$11	$(12)	$8
Loans and lending commitments
Beginning balance	$2,507	$4,896	$3,806	$5,759
Realized and unrealized gains (losses)	(26)	47	8	33
Purchases and originations	541	1,373	800	2,467
Sales	(353)	(768)	(801)	(2,314)
Settlements	(144)	(414)	(618)	(1,082)
Net transfers[1]	58	(830)	(612)	(559)
Ending balance	$2,583	$4,304	$2,583	$4,304
Unrealized gains (losses)	$(27)	$21	$—	$(5)

September 2022 Form 10-Q	42

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Corporate and other debt
Beginning balance	$2,113	$1,801	$1,973	$3,435
Realized and unrealized gains (losses)	(43)	173	446	(151)
Purchases and originations	132	639	752	1,505
Sales	(528)	(594)	(1,400)	(1,698)
Settlements	(30)	—	(26)	—
Net transfers[2]	254	(456)	153	(1,528)
Ending balance	$1,898	$1,563	$1,898	$1,563
Unrealized gains (losses)	$(42)	$173	$454	$10
Corporate equities
Beginning balance	$246	$150	$115	$86
Realized and unrealized gains (losses)	(60)	4	(71)	(15)
Purchases	15	83	79	367
Sales	(37)	(7)	(67)	(193)
Net transfers	(19)	(16)	89	(31)
Ending balance	$145	$214	$145	$214
Unrealized gains (losses)	$(60)	$4	$(65)	$(5)
Investments
Beginning balance	$1,027	$978	$1,125	$828
Realized and unrealized gains (losses)	(140)	18	(275)	58
Purchases	6	59	52	150
Sales	(18)	(23)	(33)	(46)
Net transfers	(2)	(251)	4	(209)
Ending balance	$873	$781	$873	$781
Unrealized gains (losses)	$(136)	$13	$(267)	$39
Investment securities —AFS
Beginning balance	$38	$—	$—	$2,804
Realized and unrealized gains (losses)	(2)	—	(2)	(4)
Sales	—	—	—	(203)
Net transfers[3]	—	—	38	(2,597)
Ending balance	$36	$—	$36	$—
Unrealized gains (losses)	$(2)	$—	$(2)	$—
Net derivatives: Interest rate
Beginning balance	$(102)	$668	$708	$682
Realized and unrealized gains (losses)	(200)	70	(482)	(223)
Purchases	—	22	—	48
Issuances	—	(9)	—	(41)
Settlements	122	18	(38)	101
Net transfers	3	27	(365)	229
Ending balance	$(177)	$796	$(177)	$796
Unrealized gains (losses)	$(120)	$165	$(201)	$(168)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Net derivatives: Credit
Beginning balance	$190	$(203)	$98	$49
Realized and unrealized gains (losses)	3	59	91	(2)
Purchases	—	12	3	23
Issuances	—	(19)	(1)	(44)
Settlements	(78)	102	(59)	16
Net transfers	7	15	(10)	(76)
Ending balance	$122	$(34)	$122	$(34)
Unrealized gains (losses)	$7	$(26)	$83	$—
Net derivatives: Foreign exchange
Beginning balance	$(331)	$33	$52	$61
Realized and unrealized gains (losses)	38	32	(18)	41
Purchases	—	12	—	19
Issuances	—	(15)	—	(21)
Settlements	73	46	47	(45)
Net transfers	395	(11)	94	42
Ending balance	$175	$97	$175	$97
Unrealized gains (losses)	$44	$29	$18	$73
Net derivatives: Equity
Beginning balance	$(530)	$(837)	$(945)	$(2,231)
Realized and unrealized gains (losses)	1	(45)	275	366
Purchases	48	24	167	69
Issuances	(92)	(122)	(253)	(362)
Settlements	68	(3)	379	(196)
Net transfers[2]	49	(17)	(79)	1,354
Ending balance	$(456)	$(1,000)	$(456)	$(1,000)
Unrealized gains (losses)	$(3)	$(96)	$399	$(57)
Net derivatives: Commodity and other
Beginning balance	$1,344	$1,430	$1,529	$1,709
Realized and unrealized gains (losses)	238	(167)	546	43
Purchases	2	44	107	324
Issuances	(7)	(31)	(97)	(137)
Settlements	69	(97)	(247)	(371)
Net transfers	155	130	(37)	(259)
Ending balance	$1,801	$1,309	$1,801	$1,309
Unrealized gains (losses)	$72	$(96)	$25	$(243)
Deposits
Beginning balance	$19	$86	$67	$126
Realized and unrealized losses (gains)	—	(1)	—	1
Issuances	2	—	2	—
Settlements	(1)	(4)	(3)	(12)
Net transfers	(13)	(19)	(59)	(53)
Ending balance	$7	$62	$7	$62
Unrealized losses (gains)	$—	$(1)	$—	$1
Nonderivative trading liabilities
Beginning balance	$104	$59	$61	$79
Realized and unrealized losses (gains)	(8)	(11)	(41)	(20)
Purchases	(20)	(16)	(39)	(88)
Sales	16	11	88	83
Net transfers	(2)	(1)	21	(12)
Ending balance	$90	$42	$90	$42
Unrealized losses (gains)	$(8)	$(11)	$(41)	$1

43	September 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Securities sold under agreements to repurchase
Beginning balance	$514	$449	$651	$444
Realized and unrealized losses (gains)	5	(1)	(3)	5
Issuances	—	—	9	—
Settlements	(11)	—	(22)	—
Net transfers	—	—	(127)	(1)
Ending balance	$508	$448	$508	$448
Unrealized losses (gains)	$5	$(1)	$—	$5
Other secured financings
Beginning balance	$112	$401	$403	$516
Realized and unrealized losses (gains)	(5)	(17)	(11)	(14)
Issuances	13	14	44	421
Settlements	(7)	(3)	(320)	(500)
Net transfers	—	—	(3)	(28)
Ending balance	$113	$395	$113	$395
Unrealized losses (gains)	$(5)	$(17)	$(11)	$(13)
Borrowings
Beginning balance	$2,325	$1,975	$2,157	$4,374
Realized and unrealized losses (gains)	(185)	(87)	(625)	(37)
Issuances	65	197	230	411
Settlements	(65)	(67)	(263)	(347)
Net transfers[2]	(203)	38	438	(2,345)
Ending balance	$1,937	$2,056	$1,937	$2,056
Unrealized losses (gains)	$(185)	$(86)	$(629)	$(8)
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	(36)	(4)	(126)	(18)
1.Net transfers in the prior year quarter reflect the transfer of $895 million of equity margin loans from Level 3 to Level 2 as a result of the reduced significance of the margin loan rate input.
2.Net transfers in the prior year period reflect the transfer in the second quarter of the prior year of $2.0 billion of Corporate and Other Debt, $1.0 billion of net Equity derivatives, and $2.2 billion of Borrowings from Level 3 to Level 2 as the unobservable inputs were not significant to the overall fair value measurements.
3.Net transfers in the prior year period reflect the transfer in the first quarter of the prior year of $2.5 billion of AFS securities from Level 3 to Level 2 due to increased trading activity and observability of pricing inputs.
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
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2022	At December 31, 2021
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$137	$211
Comparable pricing:
Bond price	76 to 127 points (92 points)	100 to 140 points (120 points)
State and municipal securities	$52	$13
Comparable pricing:
Bond price	78 to 100 points (95 points)	N/M
MABS	$344	$344
Comparable pricing:
Bond price	0 to 95 points (68 points)	0 to 86 points (59 points)
Loans and lending commitments	$2,583	$3,806
Margin loan model:
Margin loan rate	2% to 4% (3%)	1% to 4% (3%)
Comparable pricing:
Loan price	84 to 101 points (97 points)	89 to 101 points (97 points)
Corporate and other debt	$1,898	$1,973
Comparable pricing:
Bond price	52 to 139 points (90 points)	50 to 163 points (99 points)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Corporate equities	$145	$115
Comparable pricing:
Equity price	100%	100%
Investments	$873	$1,125
Discounted cash flow:
WACC	15% to 18% (17%)	10% to 16% (15%)
Exit multiple	7 to 17 times (13 times)	8 to 17 times (12 times)
Market approach:
EBITDA multiple	7 to 20 times (9 times)	8 to 25 times (10 times)
Comparable pricing:
Equity price	48% to 100% (85%)	43% to 100% (99%)

September 2022 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)

	Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2022	At December 31, 2021
Net derivative and other contracts:
Interest rate	$(177)	$708
Option model:
IR volatility skew	106% to 126% (113% / 111%)	39% to 79% (64% / 63%)
IR curve correlation	58% to 99% (80% / 80%)	62% to 98% (83% / 84%)
Bond volatility	N/M	5% to 32% (12% / 9%)
Inflation volatility	24% to 62% (44% / 40%)	24% to 65% (44% / 40%)
IR curve	4% to 5% (4% / 4%)	4%
Credit	$122	$98
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 83 points (43 points)	0 to 83 points (46 points)
Credit spread	10 to 530 bps (129 bps)	14 to 477 bps (68 bps)
Funding spread	18 to 590 bps (86 bps)	15 to 433 bps (55 bps)
Foreign exchange[2]	$175	$52
Option model:
IR - FX correlation	N/M	53% to 56% (55% / 54%)
IR volatility skew	N/M	39% to 79% (64% / 63%)
IR curve	-4% to 71% (21% / 17%)	-1% to 7% (2% / 0%)
Foreign exchange volatility skew	11% to 15% (13% / 13%)	-4% to -2% (-3% / -3%)
Contingency probability	95%	90% to 95% (94% / 95%)
Equity[2]	$(456)	$(945)
Option model:
Equity volatility	5% to 97% (27%)	5% to 99% (24%)
Equity volatility skew	-3% to 0% (-1%)	-4% to 0% (-1%)
Equity correlation	10% to 96% (76%)	5% to 99% (73%)
FX correlation	-85% to 65% (-27%)	-85% to 37% (-42%)
IR correlation	10% to 30% (12%)	13% to 30% (15%)
Commodity and other	$1,801	$1,529
Option model:
Forward power price	$2 to $288 ($59) per MWh	$4 to $263 ($39) per MWh
Commodity volatility	8% to 137% (36%)	8% to 385% (22%)
Cross-commodity correlation	70% to 100% (93%)	43% to 100% (94%)
Liabilities Measured at Fair Value on a Recurring Basis
Deposits	$7	$67
Option model:
Equity volatility	N/M	7%
Nonderivative trading liabilities —Corporate equities	$54	$45
Comparable pricing:
Equity price	100%	100%
Securities sold under agreements to repurchase	$508	$651
Discounted cash flow:
Funding spread	62 to 147 bps (114 bps)	112 to 127 bps (120 bps)
Other secured financings	$113	$403
Comparable pricing:
Loan price	23 to 101 points (77 points)	30 to 100 points (83 points)

Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2022	At December 31, 2021
Borrowings	$1,937	$2,157
Option model:
Equity volatility	6% to 96% (23%)	7% to 85% (20%)
Equity volatility skew	-1% to 0% (-1%)	-1% to 0% (0%)
Equity correlation	39% to 95% (86%)	41% to 95% (81%)
Equity - FX correlation	-55% to 25% (-17%)	-55% to 25% (-30%)
IR FX Correlation	-17% to 5% (-5% / -5%)	-26% to 8% (-5% / -5%)
IR curve correlation	58% to 85% (75% / 73%)	N/M
IR volatility skew	57% to 93% (69% / 56%)	N/M
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$3,476	$1,576
Corporate loan model:
Credit spread	113 to 819 bps (438 bps)	108 to 565 bps (284 bps)
Comparable pricing:
Loan price	36 to 80 points (66 points)	40 to 80 points (61 points)
Warehouse model:
Credit spread	146 to 260 bps (235 bps)	182 to 446 bps (376 bps)
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

45	September 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Net Asset Value Measurements
Fund Interests

	At September 30, 2022		At December 31, 2021
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,795	$538	$2,492	$615
Real estate	2,316	242	2,064	248
Hedge[1]	198	2	191	2
Total	$5,309	$782	$4,747	$865
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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at September 30, 2022
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,035	$902
5-10 years	1,196	1,380
Over 10 years	564	34
Total	$2,795	$2,316
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At September 30, 2022
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,855	$3,476	$8,331
Other assets—Other investments	—	5	5
Other assets—ROU assets	5	—	5
Total	$4,860	$3,481	$8,341
Liabilities
Other liabilities and accrued expenses—Lending commitments	$375	$144	$519
Total	$375	$144	$519

	At December 31, 2021
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,035	$1,576	$5,611
Other assets—Other investments	—	8	8
Other assets—ROU assets	16	—	16
Total	$4,051	$1,584	$5,635
Liabilities
Other liabilities and accrued expenses—Lending commitments	$173	$70	$243
Total	$173	$70	$243
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Assets
Loans[2]	$(118)	$(22)	$(365)	$(75)
Goodwill	—	—	—	(8)
Intangibles	—	—	—	(3)
Other assets—Other investments[3]	(2)	(2)	(8)	(55)
Other assets—Premises, equipment and software	(1)	(10)	(3)	(14)
Other assets—ROU assets	(1)	—	(7)	—
Total	$(122)	$(34)	$(383)	$(155)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$(13)	$(2)	$(172)	$34
Total	$(13)	$(2)	$(172)	$34
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

September 2022 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)
Financial Instruments Not Measured at Fair Value

	At September 30, 2022
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$111,696	$111,696	$—	$—	$111,696
Investment securities—HTM	77,636	27,657	37,721	1,015	66,393
Securities purchased under agreements to resell	111,124	—	108,312	2,680	110,992
Securities borrowed	136,478	—	136,471	—	136,471
Customer and other receivables	83,417	—	79,493	3,558	83,051
Loans[1]	210,936	—	25,100	178,571	203,671
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$334,462	$—	$334,378	$—	$334,378
Securities sold under agreements to repurchase	59,182	—	59,070	—	59,070
Securities loaned	13,097	—	13,096	—	13,096
Other secured financings	3,107	—	3,107	—	3,107
Customer and other payables	229,272	—	229,272	—	229,272
Borrowings	151,635	—	148,105	4	148,109
	Commitment Amount
Lending commitments[2]	$135,899	$—	$2,065	$880	$2,945

	At December 31, 2021
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$127,725	$127,725	$—	$—	$127,725
Investment securities—HTM	80,168	29,454	49,352	1,076	79,882
Securities purchased under agreements to resell	119,992	—	117,922	2,075	119,997
Securities borrowed	129,713	—	129,713	—	129,713
Customer and other receivables	91,664	—	88,091	3,442	91,533
Loans[1]	188,134	—	25,706	163,784	189,490
Other assets	528	—	528	—	528
Financial liabilities
Deposits	$345,634	$—	$345,911	$—	$345,911
Securities sold under agreements to repurchase	61,397	—	61,419	—	61,419
Securities loaned	12,299	—	12,296	—	12,296
Other secured financings	4,908	—	4,910	—	4,910
Customer and other payables	228,631	—	228,631	—	228,631
Borrowings	156,787	—	162,154	4	162,158
	Commitment Amount
Lending commitments[2]	$133,519	$—	$890	$470	$1,360
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At September 30, 2022	At December 31, 2021
Business Unit Responsible for Risk Management
Equity	$34,226	$37,046
Interest rates	22,896	28,638
Commodities	9,147	7,837
Credit	1,220	1,347
Foreign exchange	1,299	1,472
Total	$68,788	$76,340
Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Trading revenues	$4,034	$1,383	$16,361	$937
Interest expense	67	77	203	234
Net revenues[1]	$3,967	$1,306	$16,158	$703
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended September 30,
	2022		2021
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(68)	$—	$58	$—
Lending commitments	(2)	—	(3)	—
Deposits	—	(9)	—	6
Borrowings	—	1,091	(9)	190

	Nine Months Ended September 30,
	2022		2021
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(59)	$—	$311	$—
Lending commitments	(3)	—	(2)	—
Deposits	—	5	—	15
Borrowings	1	3,468	(36)	612

47	September 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	At September 30, 2022	At December 31, 2021
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$1,034	$(2,439)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At September 30, 2022	At December 31, 2021
Loans and other receivables[2]	$10,908	$12,633
Nonaccrual loans[2]	8,192	9,999
Borrowings[3]	5,558	(2,106)
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
Fair Value Loans on Nonaccrual Status

$ in millions	At September 30, 2022	At December 31, 2021
Nonaccrual loans	$440	$989
Nonaccrual loans 90 or more days past due	41	363
6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at September 30, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$53	$1	$—	$54
Foreign exchange	332	137	—	469
Total	385	138	—	523
Not designated as accounting hedges
Economic hedges of loans
Credit	2	112	—	114
Other derivatives
Interest rate	158,740	31,664	2,074	192,478
Credit	7,627	3,027	—	10,654
Foreign exchange	163,229	4,476	70	167,775
Equity	25,922	—	35,754	61,676
Commodity and other	33,833	—	13,177	47,010
Total	389,353	39,279	51,075	479,707
Total gross derivatives	$389,738	$39,417	$51,075	$480,230
Amounts offset
Counterparty netting	(270,565)	(37,449)	(48,859)	(356,873)
Cash collateral netting	(55,266)	(1,841)	—	(57,107)
Total in Trading assets	$63,907	$127	$2,216	$66,250
Amounts not offset[1]
Financial instruments collateral	(28,876)	—	—	(28,876)
Net amounts	$35,031	$127	$2,216	$37,374
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$8,565

	Liabilities at September 30, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$427	$1	$—	$428
Foreign exchange	56	3	—	59
Total	483	4	—	487
Not designated as accounting hedges
Economic hedges of loans
Credit	8	231	—	239
Other derivatives
Interest rate	147,347	34,480	940	182,767
Credit	7,057	3,135	—	10,192
Foreign exchange	155,524	3,971	75	159,570
Equity	31,341	—	38,464	69,805
Commodity and other	25,455	—	14,108	39,563
Total	366,732	41,817	53,587	462,136
Total gross derivatives	$367,215	$41,821	$53,587	$462,623
Amounts offset
Counterparty netting	(270,565)	(37,449)	(48,859)	(356,873)
Cash collateral netting	(56,300)	(1,188)	—	(57,488)
Total in Trading liabilities	$40,350	$3,184	$4,728	$48,262
Amounts not offset[1]
Financial instruments collateral	(2,927)	—	(2,899)	(5,826)
Net amounts	$37,423	$3,184	$1,829	$42,436
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				8,279

48	September 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Assets at December 31, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$594	$1	$—	$595
Foreign exchange	191	6	—	197
Total	785	7	—	792
Not designated as accounting hedges
Economic hedges of loans
Credit	—	15	—	15
Other derivatives
Interest rate	147,585	7,002	383	154,970
Credit	5,749	3,186	—	8,935
Foreign exchange	73,276	1,219	39	74,534
Equity	28,877	—	41,455	70,332
Commodity and other	22,175	—	5,538	27,713
Total	277,662	11,422	47,415	336,499
Total gross derivatives	$278,447	$11,429	$47,415	$337,291
Amounts offset
Counterparty netting	(201,729)	(9,818)	(42,883)	(254,430)
Cash collateral netting	(43,495)	(1,212)	—	(44,707)
Total in Trading assets	$33,223	$399	$4,532	$38,154
Amounts not offset[1]
Financial instruments collateral	(10,457)	—	—	(10,457)
Net amounts	$22,766	$399	$4,532	$27,697
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,725

	Liabilities at December 31, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$86	$1	$—	$87
Foreign exchange	57	50	—	107
Total	143	51	—	194
Not designated as accounting hedges
Economic hedges of loans
Credit	17	412	—	429
Other derivatives
Interest rate	140,770	6,112	233	147,115
Credit	5,609	3,463	—	9,072
Foreign exchange	71,851	1,196	41	73,088
Equity	39,597	—	41,081	80,678
Commodity and other	17,188	—	5,740	22,928
Total	275,032	11,183	47,095	333,310
Total gross derivatives	$275,175	$11,234	$47,095	$333,504
Amounts offset
Counterparty netting	(201,729)	(9,818)	(42,883)	(254,430)
Cash collateral netting	(43,305)	(1,201)	—	(44,506)
Total in Trading liabilities	$30,141	$215	$4,212	$34,568
Amounts not offset[1]
Financial instruments collateral	(5,866)	(8)	(39)	(5,913)
Net amounts	$24,275	$207	$4,173	$28,655
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,194
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
Notionals of Derivative Contracts

	Assets at September 30, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$49	$—	$51
Foreign exchange	9	3	—	12
Total	11	52	—	63
Not designated as accounting hedges
Economic hedges of loans
Credit	—	5	—	5
Other derivatives
Interest rate	3,320	7,486	616	11,422
Credit	207	129	—	336
Foreign exchange	3,600	147	9	3,756
Equity	504	—	423	927
Commodity and other	155	—	73	228
Total	7,786	7,767	1,121	16,674
Total gross derivatives	$7,797	$7,819	$1,121	$16,737

	Liabilities at September 30, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$3	$186	$—	$189
Foreign exchange	3	—	—	3
Total	6	186	—	192
Not designated as accounting hedges
Economic hedges of loans
Credit	—	11	—	11
Other derivatives
Interest rate	3,430	7,979	532	11,941
Credit	194	131	—	325
Foreign exchange	3,513	141	29	3,683
Equity	503	—	603	1,106
Commodity and other	113	—	93	206
Total	7,753	8,262	1,257	17,272
Total gross derivatives	$7,759	$8,448	$1,257	$17,464

	Assets at December 31, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$4	$104	$—	$108
Foreign exchange	8	1	—	9
Total	12	105	—	117
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	3,488	7,082	570	11,140
Credit	216	105	—	321
Foreign exchange	3,386	95	10	3,491
Equity	495	—	407	902
Commodity and other	139	—	73	212
Total	7,724	7,282	1,060	16,066
Total gross derivatives	$7,736	$7,387	$1,060	$16,183

49	September 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at December 31, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$99	$—	$99
Foreign exchange	5	3	—	8
Total	5	102	—	107
Not designated as accounting hedges
Economic hedges of loans
Credit	1	12	—	13
Other derivatives
Interest rate	3,827	6,965	445	11,237
Credit	225	106	—	331
Foreign exchange	3,360	88	12	3,460
Equity	552	—	735	1,287
Commodity and other	110	—	81	191
Total	8,075	7,171	1,273	16,519
Total gross derivatives	$8,080	$7,273	$1,273	$16,626
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 7 to the financial statements in the 2021 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2022	2021	2022	2021
Fair value hedges—Recognized in Interest income
Interest rate contracts	$846	$107	$2,037	$607
Investment Securities—AFS	(836)	(82)	(1,960)	(509)
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(5,379)	$(763)	$(15,629)	$(3,633)
Deposits	25	15	143	73
Borrowings	5,372	796	15,499	3,547
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$662	$225	$1,436	$524
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	18	(19)	(59)	(32)
Fair Value Hedges—Hedged Items

$ in millions	At September 30, 2022	At December 31, 2021
Investment Securities—AFS
Amortized cost basis currently or previously hedged	$26,017	$17,902
Basis adjustments included in amortized cost[1]	$(1,847)	$(591)
Deposits
Carrying amount currently or previously hedged	$4,319	$6,279
Basis adjustments included in carrying amount[1]	$(138)	$5
Borrowings
Carrying amount currently or previously hedged	$135,864	$122,919
Basis adjustments included in carrying amount—Outstanding hedges	$(13,052)	$2,324
Basis adjustments included in carrying amount—Terminated hedges	$(722)	$(743)
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2022	2021	2022	2021
Recognized in Other revenues
Credit contracts[1]	$(44)	$(21)	$160	$(170)
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At September 30, 2022	At December 31, 2021
Net derivative liabilities with credit risk-related contingent features	$23,750	$20,548
Collateral posted	14,427	14,789
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At September 30, 2022
One-notch downgrade	$779
Two-notch downgrade	491
Bilateral downgrade agreements included in the amounts above[1]	$1,215
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

September 2022 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)
event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers.
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at September 30, 2022
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$11	$28	$27	$13	$79
Non-investment grade	5	12	16	5	38
Total	$16	$40	$43	$18	$117
Index and basket CDS
Investment grade	$2	$11	$70	$44	$127
Non-investment grade	8	17	39	20	84
Total	$10	$28	$109	$64	$211
Total CDS sold	$26	$68	$152	$82	$328
Other credit contracts	—	—	—	—	—
Total credit protection sold	$26	$68	$152	$82	$328
CDS protection sold with identical protection purchased					$273

	Years to Maturity at December 31, 2021
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$10	$26	$29	$9	$74
Non-investment grade	5	13	17	2	37
Total	$15	$39	$46	$11	$111
Index and basket CDS
Investment grade	$2	$11	$106	$15	$134
Non-investment grade	9	14	37	12	72
Total	$11	$25	$143	$27	$206
Total CDS sold	$26	$64	$189	$38	$317
Other credit contracts	—	—	—	—	—
Total credit protection sold	$26	$64	$189	$38	$317
CDS protection sold with identical protection purchased					$278
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At September 30, 2022	At December 31, 2021
Single-name CDS
Investment grade	$145	$1,428
Non-investment grade	(1,886)	(370)
Total	$(1,741)	$1,058
Index and basket CDS
Investment grade	$(194)	$1,393
Non-investment grade	(4,125)	(650)
Total	$(4,319)	$743
Total CDS sold	$(6,060)	$1,801
Other credit contracts	(2)	(3)
Total credit protection sold	$(6,062)	$1,798
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At September 30, 2022	At December 31, 2021
Single name	$139	$126
Index and basket	184	204
Tranched index and basket	26	18
Total	$349	$348

	Fair Value Asset (Liability)
$ in millions	At September 30, 2022	At December 31, 2021
Single name	$1,970	$(1,338)
Index and basket	3,986	(563)
Tranched index and basket	441	(451)
Total	$6,397	$(2,352)
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
7. Investment Securities
AFS and HTM Securities

	At September 30, 2022
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$56,113	$9	$2,504	$53,618
U.S. agency securities[2]	23,918	1	2,879	21,040
Agency CMBS	6,144	3	449	5,698
State and municipal securities	2,170	14	90	2,094
FFELP student loan ABS[3]	1,213	—	30	1,183
Total AFS securities	89,558	27	5,952	83,633
HTM securities
U.S. Treasury securities	29,589	—	1,932	27,657
U.S. agency securities[2]	44,945	—	9,006	35,939
Agency CMBS	1,954	—	172	1,782
Non-agency CMBS	1,148	—	133	1,015
Total HTM securities	77,636	—	11,243	66,393
Total investment securities	$167,194	$27	$17,195	$150,026

51	September 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2021
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$58,974	$343	$296	$59,021
U.S. agency securities[2]	26,780	274	241	26,813
Agency CMBS	14,476	289	89	14,676
State and municipal securities	613	37	2	648
FFELP student loan ABS[3]	1,672	11	11	1,672
Total AFS securities	102,515	954	639	102,830
HTM securities
U.S. Treasury securities	28,653	882	81	29,454
U.S. agency securities[2]	48,195	169	1,228	47,136
Agency CMBS	2,267	—	51	2,216
Non-agency CMBS	1,053	28	5	1,076
Total HTM securities	80,168	1,079	1,365	79,882
Total investment securities	$182,683	$2,033	$2,004	$182,712
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
AFS Securities in an Unrealized Loss Position

	At September 30, 2022		At December 31, 2021
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$46,061	$1,923	$31,459	$296
12 months or longer	6,673	581	—	—
Total	52,734	2,504	31,459	296
U.S. agency securities
Less than 12 months	15,301	1,602	12,283	219
12 months or longer	5,708	1,277	1,167	22
Total	21,009	2,879	13,450	241
Agency CMBS
Less than 12 months	5,373	437	2,872	89
12 months or longer	104	12	10	—
Total	5,477	449	2,882	89
State and municipal securities
Less than 12 months	1,536	88	21	2
12 months or longer	46	2	7	—
Total	1,582	90	28	2
FFELP student loan ABS
Less than 12 months	807	19	320	1
12 months or longer	348	11	591	10
Total	1,155	30	911	11
Total AFS securities in an unrealized loss position
Less than 12 months	69,078	4,069	46,955	607
12 months or longer	12,879	1,883	1,775	32
Total	$81,957	$5,952	$48,730	$639
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
As of September 30, 2022 and December 31, 2021, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at September 30, 2022 and December 31, 2021 reflect an ACL of $30 million and $33 million, respectively, related to Non-agency CMBS. See Note 2 in the 2021 Form 10-K for a description of the ACL methodology used for HTM Securities. As of September 30, 2022, and December 31, 2021, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.
Investment Securities by Contractual Maturity

	At September 30, 2022
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
AFS securities
U.S. Treasury securities:
Due within 1 year	$12,692	$12,438	1.1%
After 1 year through 5 years	40,430	38,199	1.2%
After 5 years through 10 years	2,991	2,981	1.1%
Total	56,113	53,618
U.S. agency securities:
Due within 1 year	4	5	0.9%
After 1 year through 5 years	415	382	1.4%
After 5 years through 10 years	919	831	1.8%
After 10 years	22,580	19,822	1.7%
Total	23,918	21,040
Agency CMBS:
Due within 1 year	119	118	1.8%
After 1 year through 5 years	854	783	2.1%
After 5 years through 10 years	3,856	3,680	1.8%
After 10 years	1,315	1,117	1.2%
Total	6,144	5,698
State and municipal securities:
Due within 1 year	33	34	2.5%
After 1 year through 5 years	28	29	2.6%
After 5 years through 10 years	65	62	2.6%
After 10 Years	2,044	1,969	3.2%
Total	2,170	2,094
FFELP student loan ABS:
After 1 year through 5 years	122	118	0.9%
After 5 years through 10 years	129	124	0.7%
After 10 years	962	941	1.6%
Total	1,213	1,183
Total AFS securities	89,558	83,633	1.4%

September 2022 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

	At September 30, 2022
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	3,429	3,397	1.9%
After 1 year through 5 years	20,732	19,573	1.8%
After 5 years through 10 years	3,867	3,515	2.4%
After 10 years	1,561	1,172	2.3%
Total	29,589	27,657
U.S. agency securities:
After 5 years through 10 years	399	362	2.1%
After 10 years	44,546	35,577	1.8%
Total	44,945	35,939
Agency CMBS:
Due within 1 year	60	59	1.0%
After 1 year through 5 years	1,528	1,418	1.3%
After 5 years through 10 years	226	192	1.5%
After 10 years	140	113	1.5%
Total	1,954	1,782
Non-agency CMBS:
Due within 1 year	173	172	4.0%
After 1 year through 5 years	206	191	3.9%
After 5 years through 10 years	718	607	3.7%
After 10 years	51	45	3.7%
Total	1,148	1,015
Total HTM securities	77,636	66,393	1.9%
Total investment securities	167,194	150,026	1.6%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and considers the contractual coupon, amortization of premiums and accretion of discounts, and the effect of related hedging derivatives.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Gross realized gains	$13	$17	$163	$236
Gross realized (losses)	(4)	—	(92)	(27)
Total[1]	$9	$17	$71	$209
1.Realized gains and losses are recognized in Other revenues in the income statement.
8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At September 30, 2022
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$207,180	$(96,056)	$111,124	$(106,215)	$4,909
Securities borrowed	148,654	(12,176)	136,478	(130,579)	5,899
Liabilities
Securities sold under agreements to repurchase	$156,189	$(96,056)	$60,133	$(55,748)	$4,385
Securities loaned	25,273	(12,176)	13,097	(12,664)	433
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,773
Securities borrowed					820
Securities sold under agreements to repurchase					3,162
Securities loaned					262

	At December 31, 2021
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$197,486	$(77,487)	$119,999	$(106,896)	$13,103
Securities borrowed	139,395	(9,682)	129,713	(124,028)	5,685
Liabilities
Securities sold under agreements to repurchase	$139,675	$(77,487)	$62,188	$(53,692)	$8,496
Securities loaned	21,981	(9,682)	12,299	(12,019)	280
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$12,514
Securities borrowed					1,041
Securities sold under agreements to repurchase					8,295
Securities loaned					139
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
Gross Secured Financing Balances by Remaining Contractual Maturity

	At September 30, 2022
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$53,042	$50,868	$12,508	$39,771	$156,189
Securities loaned	15,249	—	1,398	8,626	25,273
Total included in the offsetting disclosure	$68,291	$50,868	$13,906	$48,397	$181,462
Trading liabilities— Obligation to return securities received as collateral	22,373	—	—	—	22,373
Total	$90,664	$50,868	$13,906	$48,397	$203,835

53	September 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2021
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$29,271	$53,987	$17,099	$39,318	$139,675
Securities loaned	11,480	364	650	9,487	21,981
Total included in the offsetting disclosure	$40,751	$54,351	$17,749	$48,805	$161,656
Trading liabilities— Obligation to return securities received as collateral	30,104	—	—	—	30,104
Total	$70,855	$54,351	$17,749	$48,805	$191,760
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At September 30, 2022	At December 31, 2021
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$51,436	$30,790
Other sovereign government obligations	74,401	73,063
Corporate equities	19,128	25,881
Other	11,224	9,941
Total	$156,189	$139,675
Securities loaned
Other sovereign government obligations	$1,045	$748
Corporate equities	23,688	20,656
Other	540	577
Total	$25,273	$21,981
Total included in the offsetting disclosure	$181,462	$161,656
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$22,355	$30,048
Other	18	56
Total	$22,373	$30,104
Total	$203,835	$191,760
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At September 30, 2022	At December 31, 2021
Trading assets	$32,461	$32,458
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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At September 30, 2022	At December 31, 2021
Collateral received with right to sell or repledge	$630,129	$672,104
Collateral that was sold or repledged[1]	489,010	510,000
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
Securities Segregated for Regulatory Purposes

$ in millions	At September 30, 2022	At December 31, 2021
Segregated securities[1]	$36,579	$20,092
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Customer Margin and Other Lending

$ in millions	At September 30, 2022	At December 31, 2021
Margin and other lending	$43,415	$71,532
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
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 12.

September 2022 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At September 30, 2022
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,858	$7,640	$14,498
Secured lending facilities	34,788	3,707	38,495
Commercial real estate	8,191	1,750	9,941
Residential real estate	52,904	5	52,909
Securities-based lending and Other loans	95,591	251	95,842
Total loans	198,332	13,353	211,685
ACL	(749)		(749)
Total loans, net	$197,583	$13,353	$210,936
Loans to non-U.S. borrowers, net			$24,624

	At December 31, 2021
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$5,567	$8,107	$13,674
Secured lending facilities	31,471	3,879	35,350
Commercial real estate	7,227	1,777	9,004
Residential real estate	44,251	7	44,258
Securities-based lending and Other loans	86,440	62	86,502
Total loans	174,956	13,832	188,788
ACL	(654)		(654)
Total loans, net	$174,302	$13,832	$188,134
Loans to non-U.S. borrowers, net			$24,322
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 10 to the financial statements in the 2021 Form 10-K.
Loans by Interest Rate Type

	At September 30, 2022		At December 31, 2021
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$—	$14,498	$—	$13,674
Secured lending facilities	—	38,495	—	35,350
Commercial real estate	205	9,735	343	8,661
Residential real estate	24,105	28,805	18,966	25,292
Securities-based lending and Other loans	24,141	71,701	22,832	63,670
Total loans, before ACL	$48,451	$163,234	$42,141	$146,647
See Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.
Loans Held for Investment before Allowance by Origination Year

	At September 30, 2022			At December 31, 2021
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$3,111	$3,119	$6,230	$2,356	$2,328	$4,684
2022	—	80	80
2021	—	92	92	—	85	85
2020	16	25	41	111	26	137
2019	—	153	153	—	176	176
2018	146	—	146	196	—	196
Prior	115	1	116	229	60	289
Total	$3,388	$3,470	$6,858	$2,892	$2,675	$5,567

	At September 30, 2022			At December 31, 2021
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$9,413	$21,231	$30,644	$7,603	$20,172	$27,775
2022	590	995	1,585
2021	234	196	430	32	467	499
2020	—	107	107	35	160	195
2019	60	556	616	43	819	862
2018	—	284	284	297	703	1,000
Prior	217	905	1,122	144	996	1,140
Total	$10,514	$24,274	$34,788	$8,154	$23,317	$31,471

	At September 30, 2022			At December 31, 2021
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$4	$154	$158	$3	$149	$152
2022	503	1,806	2,309
2021	283	1,492	1,775	423	1,292	1,715
2020	92	639	731	91	819	910
2019	923	862	1,785	976	1,266	2,242
2018	475	299	774	527	416	943
Prior	86	573	659	189	1,076	1,265
Total	$2,366	$5,825	$8,191	$2,209	$5,018	$7,227

	At September 30, 2022
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$75	$27	$4	$106	$—	$106
2022	9,741	2,109	342	11,257	935	12,192
2021	11,749	2,529	260	13,555	983	14,538
2020	7,396	1,523	116	8,573	462	9,035
2019	4,268	956	138	5,031	331	5,362
2018	1,663	457	51	2,001	170	2,171
Prior	7,045	2,143	312	8,737	763	9,500
Total	$41,937	$9,744	$1,223	$49,260	$3,644	$52,904

	At December 31, 2021
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$65	$27	$4	$96	$—	$96
2021	12,230	2,638	257	14,116	1,009	15,125
2020	7,941	1,648	131	9,210	510	9,720
2019	4,690	1,072	140	5,536	366	5,902
2018	1,865	497	55	2,231	186	2,417
2017	2,157	558	65	2,588	192	2,780
Prior	5,973	1,919	319	7,485	726	8,211
Total	$34,921	$8,359	$971	$41,262	$2,989	$44,251

55	September 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At September 30, 2022
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$78,639	$5,695	$1,375	$85,709
2022	1,409	1,379	108	2,896
2021	714	541	144	1,399
2020	—	529	548	1,077
2019	18	912	625	1,555
2018	202	301	243	746
Prior	16	1,562	631	2,209
Total	$80,998	$10,919	$3,674	$95,591

	December 31, 2021
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$71,485	$6,170	$858	$78,513
2021	807	708	103	1,618
2020	—	651	626	1,277
2019	19	1,079	633	1,731
2018	232	273	375	880
2017	—	531	217	748
Prior	16	1,294	363	1,673
Total	$72,559	$10,706	$3,175	$86,440
IG—Investment Grade
NIG—Non-investment Grade
1. Securities-based loans are subject to collateral maintenance provisions, and at September 30, 2022 and December 31, 2021, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2021 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment.
Past Due Loans Held for Investment before Allowance1

$ in millions	At September 30, 2022	At December 31, 2021
Corporate	$44	$—
Residential real estate	141	209
Total	$185	$209
1.The majority of the amounts are past due for a period of less than 90 days.
Nonaccrual Loans Held for Investment before Allowance

$ in millions	At September 30, 2022	At December 31, 2021
Corporate	$60	$34
Secured lending facilities	99	375
Commercial real estate	130	195
Residential real estate	120	138
Securities-based lending and Other loans	4	151
Total[1]	$413	$893
Nonaccrual loans without an ACL	$108	$356
1.Includes all loans held for investment that are 90 days or more past due as of September 30, 2022 and December 31, 2021.
See Note 2 to the financial statements in the 2021 Form 10-K for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans.
Troubled Debt Restructurings

$ in millions	At September 30, 2022	At December 31, 2021
Loans, before ACL	$27	$49
Allowance for credit losses	—	8
Troubled debt restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions. See Note 2 to the financial statements in the 2021 Form 10-K for further information on TDR guidance issued by Congress in the CARES Act as well as by the U.S. banking agencies.
Allowance for Credit Losses Rollforward and Allocation—Loans

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2021	$165	$163	$206	$60	$60	$654
Gross charge-offs	—	(3)	(7)	—	(21)	(31)
Recoveries	6	—	—	1	—	7
Net (charge-offs) recoveries	6	(3)	(7)	1	(21)	(24)
Provision (release)	46	(2)	35	26	32	137
Other	(6)	(2)	(10)	—	—	(18)
September 30, 2022	$211	$156	$224	$87	$71	$749
Percent of loans to total loans[1]	3%	18%	4%	27%	48%	100%

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2020	$309	$198	$211	$59	$58	$835
Gross charge-offs	(19)	(67)	(21)	—	—	(107)
Provision (release)	(91)	47	4	(2)	5	(37)
Other	(2)	(3)	(1)	1	(2)	(7)
September 30, 2021	$197	$175	$193	$58	$61	$684
Percent of loans to total loans[1]	3%	17%	4%	26%	50%	100%
CRE—Commercial real estate
SBL—Securities-based lending
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2021	$356	$41	$20	$1	$26	$444
Provision (release)	64	7	(6)	1	(10)	56
Other	(12)	(1)	—	—	—	(13)
September 30, 2022	$408	$47	$14	$2	$16	$487

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2020	$323	$38	$11	$1	$23	$396
Provision (release)	39	2	—	—	(5)	36
Other	(3)	1	(1)	—	—	(3)
September 30, 2021	$359	$41	$10	$1	$18	$429

September 2022 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)
Provision for Credit Losses

	Three Months Ended September 30,
$ in millions	2022	2021
Loans	$6	$5
Lending commitments	29	19

The aggregate allowance for credit losses for loans and lending commitments increased in the current year period, reflecting the Provision for credit losses due to portfolio growth and deterioration in macroeconomic outlook. The base scenario used in our ACL models as of September 30, 2022 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models, and assumes slower economic growth over the forecast period. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product. For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 10 to the financial statements in the 2021 Form 10-K.
Selected Credit Ratios

	At September 30, 2022	At December 31, 2021
ACL to total loans[1]	0.4%	0.4%
Nonaccrual loans to total loans[2]	0.2%	0.5%
ACL to nonaccrual loans[3]	181.4%	73.2%
1.Allowance for credit losses for loans to total loans held for investment.
2.Nonaccrual loans held for investment, which are loans that are 90 days or more past due, to total loans held for investment.
3.Allowance for credit losses for loans to nonaccrual loans held for investment.
Employee Loans

$ in millions	At September 30, 2022	At December 31, 2021
Currently employed by the Firm[1]	$3,967	$3,613
No longer employed by the Firm[2]	98	113
Employee loans	$4,065	$3,726
ACL	(141)	(153)
Employee loans, net of ACL	$3,924	$3,573
Remaining repayment term, weighted average in years	5.8	5.7
1.These loans are predominantly current as of September 30, 2022 and December 31, 2021.
2.These loans are predominantly past due for a period of 90 days or more as of September 30, 2022 and December 31, 2021.
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
10. Other Assets—Equity Method Investments
Equity Method Investments

$ in millions	At September 30, 2022	At December 31, 2021
Investments	$1,881	$2,214

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Income (loss)	$21	$24	$44	$51
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
Japanese Securities Joint Venture

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Income (loss) from investment in MUMSS	$17	$29	$35	$113
For more information on MUMSS and other relationships with MUFG, see Note 12 to the financial statements in the 2021 Form 10-K.
11. Deposits
Deposits

$ in millions	At September 30, 2022	At December 31, 2021
Savings and demand deposits	$317,129	$332,747
Time deposits	20,994	14,827
Total	$338,123	$347,574
Deposits subject to FDIC insurance	$239,194	$230,894
Deposits not subject to FDIC insurance	$98,929	$116,680
Time Deposit Maturities

$ in millions	At September 30, 2022
2022	$1,948
2023	9,279
2024	5,640
2025	2,093
2026	623
Thereafter	1,411
Total	$20,994

57	September 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At September 30, 2022	At December 31, 2021
Original maturities of one year or less	$4,062	$5,764
Original maturities greater than one year
Senior	$202,251	$213,776
Subordinated	14,110	13,587
Total	$216,361	$227,363
Total borrowings	$220,423	$233,127
Weighted average stated maturity, in years[1]	6.7	7.7
1.Only includes borrowings with original maturities greater than one year.
Other Secured Financings

$ in millions	At September 30, 2022	At December 31, 2021
Original maturities:
One year or less	$295	$4,573
Greater than one year	7,406	5,468
Total	$7,701	$10,041
Transfers of assets accounted for as secured financings	$931	$1,556
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
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at September 30, 2022
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$11,654	$29,955	$54,877	$6,105	$102,591
Secured lending facilities	6,297	6,007	1,814	775	14,893
Commercial and Residential real estate	103	339	18	296	756
Securities-based lending and Other	12,415	5,012	548	390	18,365
Forward-starting secured financing receivables	62,091	—	—	—	62,091
Central counterparty	300	—	—	4,909	5,209
Underwriting	2,350	—	—	—	2,350
Investment activities	1,479	169	65	351	2,064
Letters of credit and other financial guarantees	168	—	—	2	170
Total	$96,857	$41,482	$57,322	$12,828	$208,489
Lending commitments participated to third parties					$7,877
Forward-starting secured financing receivables settled within three business days					$45,666
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 15 to the financial statements in the 2021 Form 10-K.
Guarantees

	At September 30, 2022
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,168,376	$917,531	$351,872	$759,598	$(107,603)
Standby letters of credit and other financial guarantees issued[2]	1,641	826	1,310	2,672	6
Market value guarantees	5	2	—	—	—
Liquidity facilities	3,712	—	—	—	(6)
Whole loan sales guarantees	—	9	78	23,079	—
Securitization representations and warranties[3]	—	—	—	80,236	(3)
General partner guarantees	361	10	32	157	(88)
Client clearing guarantees	159	—	—	—	—
1.The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. For further information on derivatives contracts, see Note 6.
2.These amounts include certain issued standby letters of credit participated to third parties, totaling $0.7 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of September 30, 2022, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $74 million.
3.Related to commercial and residential mortgage securitizations.
The Firm has obligations under certain guarantee arrangements, including contracts and indemnification agreements, that contingently require the Firm to make payments to the guaranteed party based on changes in an

September 2022 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Legal expenses	$41	$50	$387	$99
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
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts the prior set-off by the Firm of approximately €124 million (approximately $122 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2012. The Dutch Authority alleges that the Firm was not

59	September 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At September 30, 2022		At December 31, 2021
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$1,006	$471	$1,177	$409
Investment vehicles[2]	885	508	717	294
Operating entities	502	33	508	39
Other	844	584	510	286
Total	$3,237	$1,596	$2,912	$1,028
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
2.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At September 30, 2022	At December 31, 2021
Assets
Cash and cash equivalents	$368	$341
Trading assets at fair value	2,074	1,965
Investment securities	244	37
Securities purchased under agreements to resell	200	200
Customer and other receivables	30	31
Intangible assets	76	85
Other assets	245	253
Total	$3,237	$2,912
Liabilities
Other secured financings	$1,420	$767
Other liabilities and accrued expenses	176	261
Total	$1,596	$1,028
Noncontrolling interests	$103	$115
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
Non-consolidated VIEs

	At September 30, 2022
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$125,670	$170	$5,448	$2,302	$49,714
Maximum exposure to loss[3]
Debt and equity interests	$12,946	$100	$—	$1,592	$11,423
Derivative and other contracts	—	—	3,712	—	4,637
Commitments, guarantees and other	499	—	—	—	754
Total	$13,445	$100	$3,712	$1,592	$16,814
Carrying value of variable interests—Assets
Debt and equity interests	$12,946	$100	$—	$1,592	$11,423
Derivative and other contracts	—	—	5	—	1,794
Total	$12,946	$100	$5	$1,592	$13,217
Additional VIE assets owned[4]					$13,500
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$11	$—	$448

September 2022 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2021
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$146,071	$667	$6,089	$2,086	$52,111
Maximum exposure to loss[3]
Debt and equity interests	$18,062	$129	$—	$1,459	$10,339
Derivative and other contracts	—	—	4,100	—	5,599
Commitments, guarantees and other	771	—	—	—	1,005
Total	$18,833	$129	$4,100	$1,459	$16,943
Carrying value of variable interests–Assets
Debt and equity interests	$18,062	$129	$—	$1,459	$10,339
Derivative and other contracts	—	—	5	—	2,006
Total	$18,062	$129	$5	$1,459	$12,345
Additional VIE assets owned[4]					$15,392
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$362
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At September 30, 2022		At December 31, 2021
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$11,853	$2,002	$15,216	$2,182
Commercial mortgages	78,298	4,572	68,503	4,092
U.S. agency collateralized mortgage obligations	32,493	4,865	57,972	9,835
Other consumer or commercial loans	3,026	1,507	4,380	1,953
Total	$125,670	$12,946	$146,071	$18,062
Transferred Assets with Continuing Involvement

	At September 30, 2022
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$9,395	$92,284	$17,854	$10,775
Retained interests
Investment grade	$111	$930	$279	$—
Non-investment grade	24	504	11	45
Total	$135	$1,434	$290	$45
Interests purchased in the secondary market
Investment grade	$33	$181	$45	$—
Non-investment grade	43	46	—	—
Total	$76	$227	$45	$—
Derivative assets	$—	$—	$—	$1,259
Derivative liabilities	—	—	—	282

	At December 31, 2021
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$6,802	$94,276	$28,697	$13,121
Retained interests
Investment grade	$72	$638	$465	$—
Non-investment grade	19	586	—	69
Total	$91	$1,224	$465	$69
Interests purchased in the secondary market
Investment grade	$18	$118	$33	$—
Non-investment grade	38	53	—	4
Total	$56	$171	$33	$4
Derivative assets	$—	$—	$—	$891
Derivative liabilities	—	—	—	284

	Fair Value At September 30, 2022
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$557	$—	$557
Non-investment grade	24	36	60
Total	$581	$36	$617
Interests purchased in the secondary market
Investment grade	$257	$2	$259
Non-investment grade	71	18	89
Total	$328	$20	$348
Derivative assets	$1,259	$—	$1,259
Derivative liabilities	239	43	282

61	September 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Fair Value at December 31, 2021
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$536	$2	$538
Non-investment grade	40	40	80
Total	$576	$42	$618
Interests purchased in the secondary market
Investment grade	$168	$1	$169
Non-investment grade	70	25	95
Total	$238	$26	$264
Derivative assets	$891	$—	$891
Derivative liabilities	194	90	284
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
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
New transactions[1]	$5,332	$12,103	$19,809	$43,303
Retained interests	500	2,396	3,553	7,960
Sales of corporate loans to CLO SPEs[1,2]	37	144	53	217
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).
Assets Sold with Retained Exposure

$ in millions	At September 30, 2022	At December 31, 2021
Gross cash proceeds from sale of assets[1]	$50,718	$67,930
Fair value
Assets sold	$48,474	$68,992
Derivative assets recognized in the balance sheet	160	1,195
Derivative liabilities recognized in the balance sheet	2,405	132
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
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At September 30, 2022 and December 31, 2021, the differences between the actual and required ratios were lower under the Standardized Approach.
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

September 2022 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)
Capital Buffer Requirements

	At September 30, 2022 and December 31, 2021
	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	2.5%
SCB	5.7%	N/A
G-SIB capital surcharge	3.0%	3.0%
CCyB[1]	0%	0%
Capital buffer requirement	8.7%	5.5%
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
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At September 30, 2022 and December 31, 2021
		Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.2%	10.0%
Tier 1 capital ratio	6.0%	14.7%	11.5%
Total capital ratio	8.0%	16.7%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
The Firm’s Regulatory Capital and Capital Ratios

$ in millions	Required Ratio[1]	At September 30, 2022	At December 31, 2021
Risk-based capital
Common Equity Tier 1 capital		$67,933	$75,742
Tier 1 capital		76,428	83,348
Total capital		86,139	93,166
Total RWA		457,911	471,921
Common Equity Tier 1 capital ratio	13.2%	14.8%	16.0%
Tier 1 capital ratio	14.7%	16.7%	17.7%
Total capital ratio	16.7%	18.8%	19.7%

$ in millions	Required Ratio[1]	At September 30, 2022	At December 31, 2021
Leverage-based capital
Adjusted average assets[2]		$1,154,411	$1,169,939
Tier 1 leverage ratio	4.0%	6.6%	7.1%
Supplementary leverage exposure[3]		$1,406,345	$1,476,962
SLR	5.0%	5.4%	5.6%
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
At September 30, 2022 and December 31, 2021, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. As of December 31, 2021, the risk-based and leverage-based capital amounts and ratios were calculated excluding the effect of the adoption of CECL based

63	September 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
on MSBNA’s and MSPBNA’s election to defer this effect over a five-year transition period that began on January 1, 2020. In 2022 the deferral impacts began to phase in at 25% per year and will become fully phased-in beginning in 2025.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At September 30, 2022		At December 31, 2021
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$18,758	19.5%	$18,960	20.5%
Tier 1 capital	8.0%	8.5%	18,758	19.5%	18,960	20.5%
Total capital	10.0%	10.5%	19,335	20.1%	19,544	21.1%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$18,758	9.6%	$18,960	10.2%
SLR	6.0%	3.0%	18,758	7.6%	18,960	8.1%
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At September 30, 2022[2]		At December 31, 2021
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$16,134	29.0%	$10,293	24.3%
Tier 1 capital	8.0%	8.5%	16,134	29.0%	10,293	24.3%
Total capital	10.0%	10.5%	16,261	29.2%	10,368	24.5%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$16,134	8.1%	$10,293	6.9%
SLR	6.0%	3.0%	16,134	7.9%	10,293	6.7%
1.Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the ability to make capital distributions, including the payment of dividends.
2.Regulatory capital amounts and ratios as of September 30, 2022 include the amounts from E*TRADE Bank (“ETB”) and E*TRADE Savings Bank (“ETSB”) as a result of the merger described herein.
Additionally, MSBNA is conditionally registered with the SEC as a security-based swap dealer and is provisionally registered with the CFTC as a swap dealer. However, as MSBNA is prudentially regulated as a bank, its capital requirements continue to be determined by the OCC.
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At September 30, 2022	At December 31, 2021
Net capital	$14,886	$18,383
Excess net capital	10,405	14,208
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC, respectively, and provisionally registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and provisionally-registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At September 30, 2022 and December 31, 2021, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
The following subsidiaries are also subject to various regulatory capital requirements and operated with capital in excess of their respective regulatory capital requirements as of September 30, 2022 and December 31, 2021, as applicable:
•MSSB,
•MSIP,
•Morgan Stanley Europe Holdings SE Group, including MSESE,
•MSMS,
•MSCS,
•MSCG, and
•E*TRADE Securities LLC.
ETB and ETSB were each previously subject to the capital requirements of the OCC until January 1, 2022, when ETSB merged with and into ETB, and subsequently ETB merged with and into MSPBNA, with MSPBNA as the surviving bank.
See Note 17 to the financial statements in the 2021 Form 10-K for further information.
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At September 30, 2022	Liquidation Preference per Share	At September 30, 2022	At December 31, 2021
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	—
Total			$8,750	$7,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
For a description of Series A through Series O preferred stock, see Note 18 to the financial statements in the 2021 Form 10-K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in

September 2022 Form 10-Q	64

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
Share Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Repurchases of common stock under the Firm’s Share Repurchase Authorization	$2,555	$3,557	$8,165	$8,631
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
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2022	2021	2022	2021
Weighted average common shares outstanding, basic	1,674	1,781	1,704	1,797
Effect of dilutive RSUs and PSUs	23	31	21	27
Weighted average common shares outstanding and common stock equivalents, diluted	1,697	1,812	1,725	1,824
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	1	—	5	—
Dividends

$ in millions, except per share data	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$261	$11	$256	$11
C	25	13	25	13
E	445	15	445	15
F	430	15	430	15
H2	—	—	239	12
I	398	16	398	16
K	366	15	366	15
L	305	6	305	6
M4	29	12	29	12
N5	2,650	8	2,650	8
O6	266	14	—	—
P	330	13	—	—
Total Preferred stock		$138		$123
Common stock	$0.775	$1,329	$0.700	$1,276

$ in millions, except per share data	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$756	$33	$758	$33
C	75	39	75	39
E	1,336	45	1,336	45
F	1,289	44	1,289	44
H2	—	—	719	37
I	1,195	48	1,195	48
J3	—	—	253	15
K	1,097	45	1,097	45
L	914	18	914	18
M4	59	24	59	24
N5	5,300	16	5,300	16
O6	797	41	—	—
P	330	13	—	—
Total Preferred stock		$366		$364
Common stock	$2.175	$3,802	$1.400	$2,562
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.A notice of redemption was issued for Series H preferred stock on November 19, 2021.
3.Series J was payable semiannually until July 15, 2020, after which it was payable quarterly until its redemption.
4.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.
5.Series N is payable semiannually until March 15, 2023 and thereafter will be payable quarterly.
6.Series O is payable semiannually until January 15, 2027 and thereafter will be payable quarterly.

65	September 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Total
June 30, 2022	$(1,226)	$(3,226)	$(543)	$(26)	$(5,021)
OCI during the period	(207)	(1,307)	5	772	(737)
September 30, 2022	$(1,433)	$(4,533)	$(538)	$746	$(5,758)
June 30, 2021	$(895)	$1,004	$(481)	$(2,151)	$(2,523)
OCI during the period	(65)	(256)	5	138	(178)
September 30, 2021	$(960)	$748	$(476)	$(2,013)	$(2,701)
December 31, 2021	$(1,002)	$245	$(551)	$(1,794)	$(3,102)
OCI during the period	(431)	(4,778)	13	2,540	(2,656)
September 30, 2022	$(1,433)	$(4,533)	$(538)	$746	$(5,758)
December 31, 2020	$(795)	$1,787	$(498)	$(2,456)	$(1,962)
OCI during the period	(165)	(1,039)	22	443	(739)
September 30, 2021	$(960)	$748	$(476)	$(2,013)	$(2,701)
1.Amounts are net of tax and noncontrolling interests.
Components of Period Changes in OCI

	Three Months Ended September 30, 2022
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(85)	$(183)	$(268)	$(61)	$(207)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(85)	$(183)	$(268)	$(61)	$(207)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(1,698)	$398	$(1,300)	$—	$(1,300)
Reclassified to earnings	(9)	2	(7)	—	(7)
Net OCI	$(1,707)	$400	$(1,307)	$—	$(1,307)
Pension and other
OCI activity	$1	$—	$1	$—	$1
Reclassified to earnings	6	(2)	4	—	4
Net OCI	$7	$(2)	$5	$—	$5
Change in net DVA
OCI activity	$1,082	$(266)	$816	$44	$772
Reclassified to earnings	—	—	—	—	—
Net OCI	$1,082	$(266)	$816	$44	$772

	Three Months Ended September 30, 2021
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(14)	$(64)	$(78)	$(13)	$(65)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(14)	$(64)	$(78)	$(13)	$(65)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(317)	$74	$(243)	$—	$(243)
Reclassified to earnings	(17)	4	(13)	—	(13)
Net OCI	$(334)	$78	$(256)	$—	$(256)
Pension and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	7	(2)	5	—	5
Net OCI	$7	$(2)	$5	$—	$5
Change in net DVA
OCI activity	$187	$(46)	$141	$9	$132
Reclassified to earnings	9	(3)	6	—	6
Net OCI	$196	$(49)	$147	$9	$138

	Nine Months Ended September 30, 2022
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(279)	$(441)	$(720)	$(230)	$(490)
Reclassified to earnings	—	59	59	—	59
Net OCI	$(279)	$(382)	$(661)	$(230)	$(431)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(6,169)	$1,445	$(4,724)	$—	$(4,724)
Reclassified to earnings	(71)	17	(54)	—	(54)
Net OCI	$(6,240)	$1,462	$(4,778)	$—	$(4,778)
Pension and other
OCI activity	$(1)	$—	$(1)	$—	$(1)
Reclassified to earnings	17	(3)	14	—	14
Net OCI	$16	$(3)	$13	$—	$13
Change in net DVA
OCI activity	$3,474	$(845)	$2,629	$88	$2,541
Reclassified to earnings	(1)	—	(1)	—	(1)
Net OCI	$3,473	$(845)	$2,628	$88	$2,540

	Nine Months Ended September 30, 2021
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(106)	$(150)	$(256)	$(91)	$(165)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(106)	$(150)	$(256)	$(91)	$(165)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(1,146)	$267	$(879)	$—	$(879)
Reclassified to earnings	(209)	49	(160)	—	(160)
Net OCI	$(1,355)	$316	$(1,039)	$—	$(1,039)
Pension and other
OCI activity	$8	$—	$8	$—	$8
Reclassified to earnings	21	(7)	14	—	14
Net OCI	$29	$(7)	$22	$—	$22
Change in net DVA
OCI activity	$591	$(148)	$443	$27	$416
Reclassified to earnings	36	(9)	27	—	27
Net OCI	$627	$(157)	$470	$27	$443

September 2022 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)
17. Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Interest income
Investment securities	$743	$643	$2,261	$2,100
Loans	1,910	1,063	4,469	3,091
Securities purchased under agreements to resell[1,2]	664	(36)	870	(147)
Securities borrowed[1,3]	385	(246)	97	(752)
Trading assets, net of Trading liabilities	635	525	1,722	1,521
Customer receivables and Other[4]	1,764	402	2,944	1,187
Total interest income	$6,101	$2,351	$12,363	$7,000

Interest expense
Deposits	$476	$102	$684	$330
Borrowings	1,370	597	2,990	2,030
Securities sold under agreements to repurchase[1,5]	501	19	725	82
Securities loaned[1,6]	135	112	340	279
Customer payables and Other[7]	1,109	(542)	616	(1,677)
Total interest expense	$3,591	$288	$5,355	$1,044
Net interest	$2,510	$2,063	$7,008	$5,956
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
Accrued Interest

$ in millions	At September 30, 2022	At December 31, 2021
Customer and other receivables	$3,242	$1,800
Customer and other payables	3,401	2,164
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
19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended September 30, 2022
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,277	$114	$—	$(18)	$1,373
Trading	3,330	(41)	32	10	3,331
Investments	(73)	18	(113)	—	(168)
Commissions and fees[1]	648	543	—	(58)	1,133
Asset management[1,2]	140	3,389	1,269	(54)	4,744
Other	(25)	93	(1)	(4)	63
Total non-interest revenues	5,297	4,116	1,187	(124)	10,476
Interest income	3,889	2,626	18	(432)	6,101
Interest expense	3,369	622	37	(437)	3,591
Net interest	520	2,004	(19)	5	2,510
Net revenues	$5,817	$6,120	$1,168	$(119)	$12,986
Provision for credit losses	$24	$11	$—	$—	$35
Compensation and benefits	1,948	3,171	495	—	5,614
Non-compensation expenses	2,219	1,289	557	(116)	3,949
Total non-interest expenses	$4,167	$4,460	$1,052	$(116)	$9,563
Income before provision for income taxes	$1,626	$1,649	$116	$(3)	$3,388
Provision for income taxes	305	396	26	(1)	726
Net income	1,321	1,253	90	(2)	2,662
Net income applicable to noncontrolling interests	47	—	(17)	—	30
Net income applicable to Morgan Stanley	$1,274	$1,253	$107	$(2)	$2,632

	Three Months Ended September 30, 2021
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,849	$186	$—	$(22)	$3,013
Trading	2,897	(58)	1	21	2,861
Investments	52	8	(15)	—	45
Commissions and fees[1]	664	704	—	(88)	1,280
Asset management[1,2]	145	3,628	1,470	(42)	5,201
Other	172	119	—	(1)	290
Total non-interest revenues	6,779	4,587	1,456	(132)	12,690
Interest income	948	1,464	8	(69)	2,351
Interest expense	232	116	11	(71)	288
Net interest	716	1,348	(3)	2	2,063
Net revenues	$7,495	$5,935	$1,453	$(130)	$14,753
Provision for credit losses	$24	$—	$—	$—	$24
Compensation and benefits	2,248	3,159	513	—	5,920
Non-compensation expenses	2,250	1,246	570	(131)	3,935
Total non-interest expenses	$4,498	$4,405	$1,083	$(131)	$9,855
Income before provision for income taxes	$2,973	$1,530	$370	$1	$4,874
Provision for income taxes	713	373	64	—	1,150
Net income	2,260	1,157	306	1	3,724
Net income applicable to noncontrolling interests	31	—	(14)	—	17
Net income applicable to Morgan Stanley	$2,229	$1,157	$320	$1	$3,707

67	September 2022 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2022
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$3,983	$354	$—	$(56)	$4,281
Trading	11,511	(681)	38	43	10,911
Investments	(69)	45	(46)	—	(70)
Commissions and fees[1]	2,110	1,869	—	(210)	3,769
Asset management[1,2]	442	10,525	3,961	(153)	14,775
Other	(131)	388	(2)	(10)	245
Total non-interest revenues	17,846	12,500	3,951	(386)	33,911
Interest income	6,797	6,208	34	(676)	12,363
Interest expense	5,050	917	71	(683)	5,355
Net interest	1,747	5,291	(37)	7	7,008
Net revenues	$19,593	$17,791	$3,914	$(379)	$40,919
Provision for credit losses	$150	$43	$—	$—	$193
Compensation and benefits	6,602	9,191	1,645	—	17,438
Non-compensation expenses	6,874	3,814	1,676	(371)	11,993
Total non-interest expenses	$13,476	$13,005	$3,321	$(371)	$29,431
Income before provision for income taxes	$5,967	$4,743	$593	$(8)	$11,295
Provision for income taxes	1,235	1,028	121	(2)	2,382
Net income	4,732	3,715	472	(6)	8,913
Net income applicable to noncontrolling interests	146	—	(26)	—	120
Net income applicable to Morgan Stanley	$4,586	$3,715	$498	$(6)	$8,793

	Nine Months Ended September 30, 2021
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$7,838	$640	$—	$(65)	$8,413
Trading	10,048	323	(18)	63	10,416
Investments	199	24	521	—	744
Commissions and fees[1]	2,216	2,269	1	(272)	4,214
Asset management[1,2]	432	10,266	3,991	(117)	14,572
Other	467	479	(23)	(7)	916
Total non-interest revenues	21,200	14,001	4,472	(398)	39,275
Interest income	2,791	4,316	26	(133)	7,000
Interest expense	827	328	29	(140)	1,044
Net interest	1,964	3,988	(3)	7	5,956
Net revenues	$23,164	$17,989	$4,469	$(391)	$45,231
Provision for credit losses	$1	$(2)	$—	$—	$(1)
Compensation and benefits	7,795	9,604	1,742	—	19,141
Non-compensation expenses	6,526	3,621	1,557	(397)	11,307
Total non-interest expenses	$14,321	$13,225	$3,299	$(397)	$30,448
Income before provision for income taxes	$8,842	$4,766	$1,170	$6	$14,784
Provision for income taxes	2,023	1,103	253	1	3,380
Net income	6,819	3,663	917	5	11,404
Net income applicable to noncontrolling interests	85	—	(19)	—	66
Net income applicable to Morgan Stanley	$6,734	$3,663	$936	$5	$11,338
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
For a discussion about the Firm’s business segments, see Note 23 to the financial statements in the 2021 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Institutional Securities Advisory	$693	$1,272	$2,235	$2,416
Institutional Securities Underwriting	584	1,577	1,748	5,422
Firm Investment banking revenues from contracts with customers	89%	91%	89%	91%
Trading Revenues by Product Type

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Interest rate	$1,070	$(32)	$1,930	$844
Foreign exchange	31	253	1,154	841
Equity[1]	1,872	1,903	5,869	5,631
Commodity and other	279	538	1,288	2,079
Credit	79	199	670	1,021
Total	$3,331	$2,861	$10,911	$10,416
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At September 30, 2022	At December 31, 2021
Net cumulative unrealized performance-based fees at risk of reversing	$837	$802
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Fee waivers	$28	$139	$193	$364

September 2022 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)
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
Other Expenses—Transaction Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Transaction taxes	$215	$262	$701	$717
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Americas	$10,094	$11,255	$30,220	$33,331
EMEA	1,392	1,752	5,381	6,004
Asia	1,500	1,746	5,318	5,896
Total	$12,986	$14,753	$40,919	$45,231
For a discussion about the Firm’s geographic net revenues, see Note 23 to the financial statements in the 2021 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2022	2021	2022	2021
Non-interest revenues	$788	$1,308	$2,036	$1,862
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At September 30, 2022	At December 31, 2021
Customer and other receivables	$2,483	$3,591
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At September 30, 2022	At December 31, 2021
Institutional Securities	$786,384	$792,135
Wealth Management	356,467	378,438
Investment Management	17,178	17,567
Total[1]	$1,160,029	$1,188,140
1. Parent assets have been fully allocated to the business segments.

69	September 2022 Form 10-Q

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30,
	2022			2021
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$164,889	$743	1.8%	$179,626	$643	1.4%
Loans[1]	209,551	1,910	3.6%	170,656	1,063	2.5%
Securities purchased under agreements to resell[2,3]:
U.S.	56,111	513	3.6%	50,479	19	0.1%
Non-U.S.	61,118	151	1.0%	51,850	(55)	(0.4)%
Securities borrowed[2,4]:
U.S.	126,061	373	1.2%	103,643	(196)	(0.8)%
Non-U.S.	17,966	12	0.3%	19,416	(50)	(1.0)%
Trading assets, net of Trading liabilities[5]:
U.S.	74,651	535	2.8%	77,576	411	2.1%
Non-U.S.	12,976	100	3.1%	22,880	114	2.0%
Customer receivables and Other[6]:
U.S.	105,345	1,378	5.2%	137,525	358	1.0%
Non-U.S.	76,056	386	2.0%	73,130	44	0.2%
Total	$904,724	$6,101	2.7%	$886,781	$2,351	1.1%
Interest bearing liabilities
Deposits[1]	$337,288	$476	0.6%	$325,520	$102	0.1%
Borrowings[1,7]	229,821	1,370	2.4%	227,880	597	1.0%
Securities sold under agreements to repurchase[2,8,10]:
U.S.	19,344	324	6.6%	29,956	38	0.5%
Non-U.S.	40,110	177	1.8%	29,027	(19)	(0.3)%
Securities loaned[2,9,10]:
U.S.	7,103	20	1.1%	4,799	14	1.2%
Non-U.S.	6,930	115	6.6%	6,192	98	6.3%
Customer payables and Other[11]:
U.S.	145,061	738	2.0%	129,298	(431)	(1.3)%
Non-U.S.	72,328	371	2.0%	76,248	(111)	(0.6)%
Total	$857,985	$3,591	1.7%	$828,920	$288	0.1%
Net interest income and net interest rate spread		$2,510	1.0%		$2,063	1.0%

	Nine Months Ended September 30,
	2022			2021
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$169,926	$2,261	1.8%	$182,804	$2,100	1.5%
Loans[1]	201,655	4,469	3.0%	161,422	3,091	2.6%
Securities purchased under agreements to resell[2,3]:
U.S.	56,451	719	1.7%	55,248	64	0.2%
Non-U.S.	62,273	151	0.3%	53,813	(211)	(0.5)%
Securities borrowed[2,4]:
U.S.	124,628	167	0.2%	95,737	(610)	(0.9)%
Non-U.S.	19,819	(70)	(0.5)%	17,247	(142)	(1.1)%
Trading assets, net of Trading liabilities[5]:
U.S.	74,993	1,418	2.5%	76,456	1,230	2.2%
Non-U.S.	14,668	304	2.8%	19,103	291	2.0%
Customer receivables and Other[6]:
U.S.	116,515	2,396	2.7%	135,596	1,035	1.0%
Non-U.S.	76,649	548	1.0%	74,527	152	0.3%
Total	$917,577	$12,363	1.8%	$871,953	$7,000	1.1%
Interest bearing liabilities
Deposits[1]	$340,166	$684	0.3%	$322,304	$330	0.1%
Borrowings[1,7]	228,589	2,990	1.7%	221,875	2,030	1.2%
Securities sold under agreements to repurchase[2,8,10]:
U.S.	20,957	487	3.1%	30,559	122	0.5%
Non-U.S.	39,694	238	0.8%	25,722	(40)	(0.2)%
Securities loaned[2,9,10]:
U.S.	6,354	21	0.4%	4,776	7	0.2%
Non-U.S.	7,308	319	5.8%	5,195	272	7.0%
Customer payables and Other[11]:
U.S.	144,691	311	0.3%	129,883	(1,349)	(1.4)%
Non-U.S.	75,510	305	0.5%	73,415	(328)	(0.6)%
Total	$863,269	$5,355	0.8%	$813,729	$1,044	0.2%
Net interest income and net interest rate spread		$7,008	1.0%		$5,956	0.9%
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

September 2022 Form 10-Q	70

Glossary of Common Terms and Acronyms

2021 Form 10-K	Annual report on Form 10-K for year ended December 31, 2021 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVO	Fair value option
G-SIB	Global systemically important banks
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statement	Consolidated income statement
IRS	Internal Revenue Service

IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TDR	Troubled debt restructuring
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

71	September 2022 Form 10-Q

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
Legal Proceedings
The following developments have occurred since previously reporting certain matters in the Firm’s 2021 Form 10-K and the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the “First Quarter Form 10-Q”) and the quarterly period ended June 30, 2022 (the “Second Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in the 2021 Form 10-K, the First Quarter Form 10-Q, and the Second Quarter Form 10-Q.
Residential Mortgage and Credit Crisis Matters

On October 4, 2022, the parties in Deutsche Bank National Trust Company, as Trustee for the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I, Inc. reached an agreement in principle to settle the litigation.

On October 4, 2022, the parties in Deutsche Bank National Trust Company, solely in its capacity as Trustee for Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 v. Morgan Stanley Mortgage Capital Holdings LLC, as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. reached an agreement in principle to settle the litigation.
Record Keeping Matter
On September 27, 2022, the Firm’s settlements with the SEC and the CFTC to resolve record-keeping related investigations by those agencies relating to business communications on unapproved messaging platforms became effective.
European Matter
The Firm is engaging with the UK Competition and Markets Authority in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the Firm's activities concerning certain liquid fixed income products between 2009 and 2012.
Risk Factors
For a discussion of the risk factors affecting the Firm, see “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Shares Purchased as Part of Share Repurchase Authorization[2,3]	Dollar Value of Remaining Authorized Repurchase
July	7,024,977	$81.08	6,966,721	$19,435
August	14,511,783	$87.32	13,954,929	$18,215
September	8,881,353	$86.91	8,860,100	$17,445
Three Months Ended September 30, 2022	30,418,113	$85.76	29,781,750
1.Includes 636,363 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended September 30, 2022.
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
Other Information
None.

September 2022 Form 10-Q	72

Exhibits

Exhibit No.	Description
15	Letter of awareness from Deloitte & Touche LLP, dated November 3, 2022, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ RAJA J. AKRAM
Raja J. Akram Deputy Chief Financial Officer, Chief Accounting Officer and Controller
Date: November 3, 2022

73	September 2022 Form 10-Q