Form 10-K
period 2022-12-31
MORGAN STANLEY
filed 2023-02-24
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
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
of Morgan Stanley Finance LLC (and Registrant’s guarantee with respect thereto)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements.                ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).  Yes  ☐  No  ☒
As of June 30, 2022, the aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant was approximately 125,979,662,346. This calculation does not reflect a determination that persons are affiliates for any other purposes.
As of January 31, 2023, there were 1,681,940,155 shares of the Registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference: Portions of the Registrant’s definitive proxy statement for its 2023 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2022

Table of Contents	Part	Item	Page
7. Derivative Instruments and Hedging Activities			101
8. Investment Securities			105
9. Collateralized Transactions			106
10. Loans, Lending Commitments and Related Allowance for Credit Losses			109
11. Goodwill and Intangible Assets			112
12. Other Assets—Equity Method Investments and Leases			112
13. Deposits			113
14. Borrowings and Other Secured Financings			113
15. Commitments, Guarantees and Contingencies			115
16. Variable Interest Entities and Securitization Activities			119
17. Regulatory Requirements			123
18. Total Equity			126
19. Interest Income and Interest Expense			129
20. Deferred Compensation Plans and Carried Interest Compensation			129
21. Employee Benefit Plans			131
22. Income Taxes			134
23. Segment, Geographic and Revenue Information			135
24. Parent Company			137
Financial Data Supplement (Unaudited)			140
Glossary of Common Terms and Acronyms			142
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		9	143
Controls and Procedures		9A	143
Other Information		9B	145
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections		9C	145
Unresolved Staff Comments	I	1B	145
Properties		2	145
Legal Proceedings		3	145
Mine Safety Disclosures		4	148
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II	5	148
Directors, Executive Officers and Corporate Governance	III	10	149
Executive Compensation		11	149
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		12	149
Certain Relationships and Related Transactions and Director Independence		13	150
Principal Accountant Fees and Services		14	150
Exhibits and Financial Statement Schedules	IV	15	150
Form 10-K Summary		16	153
Signatures			154
i

Forward-Looking Statements
We have included in or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Risk” and “Legal Proceedings” that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.
The nature of our business makes predicting the future trends of our revenues, expenses, and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements, and it is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation:
•the effect of market conditions, particularly in the global equity, fixed income, currency, credit and commodities markets, including corporate, commercial and residential mortgage lending, real estate and energy markets;
•the level of individual investor participation in the global markets, as well as the level of client assets;
•the flow of investment capital into or from AUM;
•the level and volatility of equity, fixed income and commodity prices, interest rates, inflation and currency values, other market indices or other market factors, such as market liquidity;
•the availability and cost of both credit and capital, as well as the credit ratings assigned to our unsecured short-term and long-term debt;
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
•the performance and results of our acquisitions, divestitures, joint ventures, partnerships, minority stakes or strategic alliances, or other strategic arrangements and related integrations;
•investor, consumer and business sentiment and confidence in the financial markets;
•our reputation and the general perception of the financial services industry;
•our ability to retain, integrate and attract qualified employees;
•climate-related incidents and other environmental and sustainability matters, global pandemics (including impacts of the coronavirus disease (“COVID-19”)), acts of war or aggression (including the war between Russia and Ukraine), and terrorist activities or military actions; and
•other risks and uncertainties detailed under “Business—Competition,” “Business—Supervision and Regulation,” “Risk Factors” and elsewhere throughout this report.
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
ii

Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website, www.sec.gov, that contains annual, quarterly and current reports, proxy and information statements, and other information that issuers file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC’s website.
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
You can access information about our corporate governance at www.morganstanley.com/about-us-governance, our sustainability initiatives at www.morganstanley.com/about-us/sustainability-at-morgan-stanley, and our commitment to diversity and inclusion at www.morganstanley.com/about-us/diversity. Our webpages include:
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

iii

Business
Overview
We are a global financial services firm that, through our subsidiaries and affiliates, advises, and originates, trades, manages and distributes capital for governments, institutions and individuals. We were originally incorporated under the laws of the State of Delaware in 1981, and our predecessor companies date back to 1924. We are a financial holding company (“FHC”) regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”). We conduct our business from our headquarters in and around New York City, our regional offices and branches throughout the U.S. and our principal offices in London, Tokyo, Hong Kong and other world financial centers. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Firm,” “us,” “we” and “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout the 2022 Form 10-K.
Financial information concerning us, our business segments and geographic regions for each of the years ended December 31, 2022, December 31, 2021 and December 31, 2020 is included in “Financial Statements and Supplementary Data.”
On March 1, 2021, we completed the acquisition of Eaton Vance Corp. (“Eaton Vance”), and on October 2, 2020, we completed the acquisition of E*TRADE Financial Corporation (“E*TRADE”). For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management” and Note 3 to the financial statements.
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
Competition
All aspects of our businesses are highly competitive, and we expect them to remain so. We compete in the U.S. and globally for clients, market share and human talent. Operating within the financial services industry on a global basis presents, among other things, technological, risk management, regulatory, infrastructure and other challenges that require effective resource allocation in order for us to remain competitive. Our competitive position depends on a number of factors, including our reputation, client experience, the quality and consistency of our long-term investment performance, innovation, execution, relative pricing and other factors, including entering into new or expanding current businesses as a result of acquisitions and other strategic initiatives. Our ability to sustain or improve our competitive position also depends substantially on our ability to continue to attract and retain highly qualified employees while managing compensation and other costs. We compete with commercial banks, investment banking firms, brokerage firms, insurance companies, exchanges, electronic trading and clearing platforms, financial data repositories, sponsors of mutual funds, hedge funds, real assets funds and private credit and equity funds, energy companies, financial technology firms and other companies offering financial or ancillary services in the U.S. and globally, including through the internet. In addition, restrictive laws and regulations applicable to certain global financial services institutions, which have been increasing in complexity and volume, may prohibit us from engaging in certain transactions, impose more stringent capital and liquidity requirements, increase costs, and can put us at a competitive disadvantage to competitors in certain businesses not subject to these same requirements. See also “Supervision and Regulation” herein and “Risk Factors.”
We compete directly in the U.S. and globally with other securities and financial services firms and broker-dealers and with others on a regional or product basis. Additionally, there is increased competition driven by established firms and asset managers, as well as the emergence of new firms and business models, including innovative uses of technology, competing for the same clients and assets or offering similar products and services to retail and institutional customers. We also compete with companies that provide online trading and banking services, investment advisor services, robo-advice capabilities, access to digital asset capabilities and services, and other financial products and services.
Our ability to access capital at competitive rates (which is generally impacted by, among other things, our credit spreads and ratings) to commit and to deploy capital efficiently, particularly in our more capital-intensive businesses, including underwriting and sales, trading, financing and market-making activities, also affects our competitive position. We expect clients to continue to request that we provide loans or lending commitments in connection with certain investment banking activities.
It is possible that competition may become even more intense as we continue to compete with financial or other institutions that may be larger, or better capitalized, or may have a stronger local presence and longer operating history in certain geographies or products. Many of these firms have the ability

1	December 2022 Form 10-K

to offer a wide range of products and services through different platforms that may enhance their competitive position and could result in additional pricing pressure on our businesses.
We continue to experience price competition in some of our businesses. In particular, the ability to execute securities, derivatives and other financial instrument trades electronically on exchanges, swap execution facilities and other automated trading platforms, and the introduction and application of new technologies will likely continue the pressure on our revenues. The trend toward direct access to automated, electronic markets will likely continue as additional markets move to more automated trading platforms. We have experienced and will likely continue to experience competitive pressures in these and other areas in the future.
Our ability to compete successfully in the investment management industry is affected by several factors, including our reputation, investment objectives, quality of investment professionals, performance of investment strategies or product offerings relative to peers and appropriate benchmark indices, advertising and sales promotion efforts, fee levels, the effectiveness of and access to distribution channels and investment pipelines, the types and quality of products offered, and regulatory restrictions specific to FHCs. Our investment products, including alternative investment products, may compete with investments offered by other investment managers with passive investment products or who may be subject to less stringent legal and regulatory regimes than us.
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
restrictions on activities and investments imposed by a section of the BHC Act added by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) referred to as the “Volcker Rule”; and comprehensive derivatives regulation. In addition, the Consumer Financial Protection Bureau (“CFPB”) has primary rulemaking, enforcement and examination authority over us and our subsidiaries with respect to federal consumer protection laws.
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
Activities Restrictions under the Volcker Rule.  The Volcker Rule prohibits banking entities, including us and our affiliates, from engaging in certain proprietary trading activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market-making, risk-mitigating hedging and certain other activities. The Volcker Rule also prohibits certain investments and relationships by banking entities with covered funds, as defined in the Volcker Rule, subject to a number of exemptions and exclusions. For additional information on the Volcker Rule covered fund restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments and Other Matters—Covered Fund Restrictions under the Volcker Rule.”
Capital Requirements.  The Federal Reserve establishes capital requirements largely based on the Basel III capital standards established by the Basel Committee on Banking Supervision (“Basel Committee”), including well-capitalized standards, for large BHCs and evaluates our compliance with such requirements. The OCC establishes similar capital requirements and standards for Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (together, our “U.S. Bank Subsidiaries”).
The Basel Committee has published a comprehensive set of revisions to its Basel III Framework. The impact on us of any revisions to the Basel Committee’s capital standards is uncertain and depends on future rulemakings by the U.S. banking agencies.

December 2022 Form 10-K	2

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
Under the Dodd-Frank Act, the Federal Reserve is required to adopt rules that would create a new early remediation framework to address financial distress or material management weaknesses. The Federal Reserve proposed such rules in 2012, but to date has not finalized these proposed rules. The Federal Reserve also has the ability to establish additional prudential standards, including those regarding contingent capital, enhanced public disclosures and limits on short-term debt, including off-balance sheet exposures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements.”
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
Certain of our domestic and foreign subsidiaries are also subject to resolution and recovery planning requirements in

3	December 2022 Form 10-K

the jurisdictions in which they operate. For example, the FDIC currently requires certain insured depository institutions (“IDI”), including our U.S. Bank Subsidiaries, to submit a resolution plan every three years, that describes the IDI’s strategy for a rapid and orderly resolution in the event of material financial distress or failure of the IDI.
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
Cyber and Information Security Risk Management and Protection of Client Information
The financial services industry faces increased global regulatory focus regarding cyber and information security risk management practices. Many aspects of our businesses are subject to cybersecurity legal and regulatory requirements enacted by U.S. federal and state governments and other non-U.S. jurisdictions. These requirements are generally aimed at codifying basic cybersecurity protections and mandating data breach notification requirements.
Our businesses are also subject to increasing privacy and data protection legal requirements concerning the use and protection of certain personal information with regard to clients, employees and others. These requirements impose mandatory privacy and data protection obligations, including providing for individual rights, enhanced governance and accountability requirements, and significant fines and litigation risk for noncompliance. In addition, several jurisdictions have enacted or proposed personal data localization requirements and restrictions on cross-border transfer of personal data that may restrict our ability to conduct business in those jurisdictions or create additional financial and regulatory burdens to do so.
Numerous jurisdictions have passed laws, rules and regulations in these areas and many are considering new or updated ones that could impact our businesses, particularly as the application, interpretation and enforcement of these laws, rules and regulations are often uncertain and evolving. Many aspects of our businesses are subject to legal requirements concerning the use and protection of certain customer information, as well as the privacy and cybersecurity laws referenced above. We have adopted measures designed to comply with these and related applicable requirements in all relevant jurisdictions.
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
As commonly controlled FDIC-insured depository institutions, each of the U.S. Bank Subsidiaries could be responsible for any loss to the FDIC from the failure of the other U.S. Bank Subsidiary.

December 2022 Form 10-K	4

Institutional Securities and Wealth Management
Broker-Dealer and Investment Adviser Regulation.  Our primary U.S. broker-dealer subsidiaries, Morgan Stanley & Co. LLC (“MS&Co.”), MSSB and E*TRADE Securities LLC, are registered broker-dealers with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and are members of various self-regulatory organizations, including Financial Industry Regulatory Authority (“FINRA”), and various securities exchanges and clearing organizations. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, capital structure, risk management controls in connection with market access, recordkeeping and retention, and the conduct of their directors, officers, representatives and other associated persons. Broker-dealers are also regulated by securities administrators in those states where they do business. Our significant broker-dealer subsidiaries are members of the Securities Investor Protection Corporation.
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
Margin lending by our broker-dealers is regulated by the Federal Reserve’s restrictions on lending in connection with purchases and short sales of securities. Our broker-dealers are also subject to maintenance and other margin requirements imposed under FINRA and other self-regulatory organization rules.
Our U.S. broker-dealer subsidiaries are subject to the SEC’s net capital rule and the net capital requirements of various exchanges, other regulatory authorities and self-regulatory organizations. For more information about these requirements, see Note 17 to the financial statements.
Research Regulation.  In addition to research-related regulations currently in place in the U.S. and other jurisdictions, regulators continue to focus on research conflicts of interest and may impose additional regulations.
Futures Activities and Certain Commodities Activities Regulation.  MS&Co. and E*TRADE Futures LLC, as futures commission merchants, and MSSB, as an introducing broker, are subject to net capital requirements of, and certain of their activities are regulated by, the CFTC, the NFA, the CME Group, in its capacity as MS&Co.’s designated self-regulatory organization, and various commodity futures exchanges. Rules and regulations of the CFTC, NFA, the Joint Audit Committee and commodity futures exchanges address obligations related to, among other things, customer asset protections, including rules and regulations governing the segregation of customer funds, the use by futures commission merchants of customer funds, the margining of customer accounts and documentation entered into by futures commission merchants with their customers, recordkeeping and reporting obligations of futures commission merchants and introducing brokers, risk disclosure and risk management.
Our commodities activities are subject to extensive laws and regulations in the U.S. and abroad.
Derivatives Regulation.  We are subject to comprehensive regulation of our derivatives businesses, including regulations that impose margin requirements, public and regulatory reporting, central clearing and mandatory trading on regulated exchanges or execution facilities for certain types of swaps and security-based swaps (collectively, “Swaps”).
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
Investment Management
Many of the subsidiaries engaged in our investment management activities are registered as investment advisers with the SEC. Many aspects of our investment management activities are also subject to federal and state laws and regulations in place primarily for the protection of the investor or client. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management activities in the event that we fail to comply with such laws and regulations.

5	December 2022 Form 10-K

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
U.S. Consumer Protection
We are subject to supervision and regulation by the CFPB with respect to U.S. federal consumer protection laws. Federal consumer protection laws to which we are subject include the Gramm-Leach-Bliley Act’s privacy provisions, Equal Credit Opportunity Act, Home Mortgage Disclosure Act, Electronic Fund Transfer Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Truth in Lending Act and Truth in Savings Act, all of which are enforced by the CFPB. We are also subject to certain federal consumer protection laws enforced by the OCC, including the Servicemembers Civil Relief Act. Furthermore, we are subject to certain state consumer protection laws, and under the Dodd-Frank Act, state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. These federal and state consumer protection laws apply to a range of our activities.
Non-U.S. Regulation
All of our businesses are regulated extensively by non-U.S. regulators, including governments, central banks and regulatory bodies, securities exchanges, commodity exchanges, and self-regulatory organizations, especially in those jurisdictions in which we maintain an office. Certain regulators have prudential, business conduct and other authority over us or our subsidiaries, as well as powers to limit or restrict us from engaging in certain businesses or to conduct administrative proceedings that can result in censures, fines, asset seizures and forfeitures, the issuance of cease-and-desist orders, or the suspension or expulsion of a regulated entity or its affiliates. Certain of our subsidiaries are subject to capital, liquidity, leverage and other prudential requirements that are applicable under non-U.S. law.
Financial Crimes Program
Our Financial Crimes program is coordinated and implemented on an enterprise-wide basis and supports our financial crime prevention efforts across all regions and business units, with responsibility for governance and oversight, as well as execution of our anti-money laundering (“AML”), economic sanctions (“Sanctions”), anti-boycott, anti-corruption, anti-tax evasion, and government and political activities compliance programs.
In the U.S., the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 and the Anti-Money Laundering Act of 2020, imposes significant obligations on financial institutions to detect and deter money laundering and terrorist financing activity, including requiring banks, BHCs and their subsidiaries, broker-dealers, futures commission merchants, introducing brokers and mutual funds to develop and implement AML programs, verify the identity of customers that maintain accounts, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Outside of the U.S., applicable laws, rules and regulations similarly require designated types of financial institutions to implement AML programs.
We are also subject to Sanctions, such as regulations and economic sanctions programs administered by the U.S. government, including the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and the U.S. Department of State, and similar sanctions programs imposed by foreign governments or global or regional multilateral organizations. In addition, we are subject to anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, in the jurisdictions in which we operate. Anti-corruption laws generally prohibit offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business.
Human Capital
Employees and Culture
Our employees are our most important asset. With offices in 41 countries, we have approximately 82 thousand employees across the globe as of December 31, 2022, whom we depend upon to build value for our clients and shareholders. To facilitate talent attraction and retention, we strive to make Morgan Stanley a diverse and inclusive workplace, with a strong culture and opportunities for our employees to grow and develop in their career. We support our employees with competitive compensation, benefits, and health and wellbeing programs.
Our core values guide decision making aligned to the expectations of our employees, clients, shareholders,

December 2022 Form 10-K	6

regulators, directors and the communities in which we operate. These guiding values—Put Clients First, Do the Right Thing, Lead with Exceptional Ideas, Commit to Diversity and Inclusion, and Give Back—are at the heart of our workplace culture and underpin our success. Our Code of Conduct is central to our expectation that employees embody our values. Every new hire and every employee annually is required to certify to their understanding of and adherence to the Code of Conduct. We also invite employee feedback on our culture and workplace through our ongoing employee engagement surveys. For a further discussion of the culture, values, and conduct of employees, see “Quantitative and Qualitative Disclosures about Risk—Risk Management.”
Diversity and Inclusion
We believe a diverse and inclusive workforce is important to Morgan Stanley’s continued success and our ability to serve our clients. Our programming to support our workforce helps build a sense of community and belonging for all colleagues. We have deepened our investments to recruit, advance and retain diverse talent through a holistic approach, focused on professional development, health and wellbeing, benefits, and culture. Consistent with this approach, we strive to increase diverse representation among our workforce and drive greater accountability for leaders. The Morgan Stanley Institute for Inclusion is also a key part of our strategy.
Talent Development and Retention

We are committed to the development of our workforce and supporting mobility and career growth. Our talent development programs are designed to provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations. We believe that supporting employee development and growth will help retention in the long run. As the work environment continues to evolve, we are making investments across technology platforms to modernize our approach to talent development, workforce planning and internal mobility.

We continue to focus on unlocking the potential of our employees by providing differentiated leadership programs. For these programs, we have curated content to support employees as they progress in their career at the firm.
Compensation, Financial and Employee Wellbeing
We provide responsible and effective compensation programs that reinforce our values and culture through four key objectives: deliver pay for sustainable performance, attract and retain top talent, align with shareholder interests and mitigate excessive risk taking. In addition to salaries, these programs (which vary by location) include annual bonuses, retirement savings plans with matching contributions, an employee stock purchase plan, student loan refinancing and a financial wellbeing program in the U.S. and the U.K. To promote equitable rewards for all employees, we have enhanced our practices to support fair and consistent compensation and reward decisions based on merit, perform ongoing reviews of compensation decisions, and conduct regular assessments of our rewards structure.
Our employees’ health is also central to our ongoing success. We support the physical, mental and financial wellbeing of our global workforce and their families by offering programs focusing on awareness, prevention and access. Offerings include: health care and insurance benefits; mental health resources; flexible spending and health savings accounts; paid time-off; flexible work schedules; family leave; child and elder care resources; financial help with fertility; adoption and surrogacy services; and tuition assistance, among many others. Onsite services in our principal locations include health centers, mental health counseling, fitness centers and physical therapy.
In 2022, we enhanced our programs to further support employees. Globally, we increased the amount of paid leave for new parents, introduced paid family caregiver leave and enhanced our fitness subsidy. In the U.S., we expanded our mental health benefit and partnered with a national provider that delivers concierge in-person and virtual primary care for adults and children. Additionally, our new Health Assistants help employees understand and maximize Firm resources and guide them through complex health issues.

For more detailed information on our human capital programs and initiatives, see “Our People” in our 2021 Sustainability Report and our 2022 Diversity and Inclusion Report (both found on our website). The reports and information elsewhere on our website are not incorporated by reference into, and do not form any part of, this Annual Report.
Human Capital Metrics

Category	Metric		At December 31, 2022
Employees	Employees by geography (thousands)	Americas	55
		Asia Pacific	17
		EMEA	10
Culture	Employee engagement[1]	% Proud to work at Morgan Stanley	90%
Diversity and Inclusion	Global gender representation	% Women	40%
		% Women officer[2]	28%
	U.S. ethnic diversity representation	% Ethnically diverse[3]	34%
		% Ethnically diverse officer[2,3]	28%
Retention	Voluntary attrition in 2022	% Global	12%
	Tenure	Management Committee average length of service (years)	19
		All employees average length of service (years)	6
Compensation	Compensation and benefits	Total compensation and benefits expense in 2022 (millions)	$23,053
1.The percentage disclosed is based on the 2021 biennial employee engagement survey results, which reflect responses from 91% of employees.
2.Officer includes Managing Directors, Executive Directors and Vice Presidents.
3.U.S. ethnically diverse designations align with the Equal Employment Opportunity Commission’s ethnicity and race categories and includes American Indian or Native Alaskan, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Pacific Islander, and two or more races.

7	December 2022 Form 10-K

Information about Our Executive Officers
The executive officers of Morgan Stanley and their age and titles as of February 24, 2023 are set forth below. Business experience is provided in accordance with SEC rules.
Mandell L. Crawley (47). Executive Vice President and Chief Human Resources Officer (since February 2021). Head of Private Wealth Management (June 2017 to January 2021). Chief Marketing Officer (September 2014 to June 2017). Head of National Business Development and Talent Management for Wealth Management (June 2011 to September 2014). Divisional Business Development Officer (May 2010 to June 2011). Regional Business Development Officer (May 2009 to May 2010). Head of Field Sales and Marketing (February 2008 to May 2009). Head of Fixed Income Capital Markets Sales and Distribution for Wealth Management (April 2004 to February 2008).
James P. Gorman (64). Chairman of the Board of Directors and Chief Executive Officer of Morgan Stanley (since January 2012). President and Chief Executive Officer (January 2010 to December 2011) and member of the Board of Directors (since January 2010). Co-President (December 2007 to December 2009) and Co-Head of Strategic Planning (October 2007 to December 2009). President and Chief Operating Officer of Wealth Management (February 2006 to April 2008).
Eric F. Grossman (56). Executive Vice President and Chief Legal Officer of Morgan Stanley (since January 2012) and Chief Administrative Officer (since July 2022). Global Head of Legal (September 2010 to January 2012). Global Head of Litigation (January 2006 to September 2010) and General Counsel of the Americas (May 2009 to September 2010). General Counsel of Wealth Management (November 2008 to September 2010). Partner at the law firm of Davis Polk & Wardwell LLP (June 2001 to December 2005).
Keishi Hotsuki (60). Executive Vice President (since May 2014) and Chief Risk Officer of Morgan Stanley (since May 2011). Interim Chief Risk Officer (January 2011 to May 2011) and Head of Market Risk Department (March 2008 to April 2014). Global Head of Market Risk Management at Merrill Lynch (June 2005 to September 2007).
Edward N. Pick (54). Co-President and Co-Head of Corporate Strategy (since June 2021). Head of Institutional Securities (since July 2018). Global Head of Sales and Trading (October 2015 to July 2018). Head of Global Equities (March 2011 to October 2015). Co-Head of Global Equities (April 2009 to March 2011). Co-Head of Global Capital Markets (July 2008 to April 2009). Co-Head of Global Equity Capital Markets (December 2005 to July 2008).
Andrew M. Saperstein (56). Co-President (since June 2021) and Head of Wealth Management (since April 2019). Co-Head of Wealth Management (January 2016 to April 2019). Co-Chief Operating Officer of Institutional Securities (March 2015 to January 2016). Head of Wealth Management Investment Products and Services (June 2012 to March 2015).
Daniel A. Simkowitz (57). Head of Investment Management (since October 2015) and Co-Head of Corporate Strategy (since June 2021). Co-Head of Global Capital Markets (March 2013 to September 2015). Chairman of Global Capital Markets (November 2009 to March 2013). Managing Director in Global Capital Markets (December 2000 to November 2009).
Sharon Yeshaya (43). Executive Vice President and Chief Financial Officer (since June 2021). Head of Investor Relations (June 2016 to May 2021). Chief of Staff in the Office of the Chairman and CEO (January 2015 to May 2016). Co-Head of New Product Origination for Derivative Structured Products (December 2012 to December 2014).

December 2022 Form 10-K	8

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
Our results of operations may be materially affected by market fluctuations and by global financial market and economic conditions and other factors.

Our results of operations have been in the past and may, in the future, be materially affected by global financial market and economic conditions, both directly and indirectly through their impact on client activity levels. These include the level and volatility of equity, fixed income and commodity prices, the level and term structure of interest rates, inflation and currency values, the level of other market indices, fiscal or monetary policies established by central banks and financial regulators, and uncertainty concerning government shutdowns, debt ceilings or funding, which may be driven by economic conditions, market uncertainty or lack of confidence among investors and clients due to the effects of widespread events such as global pandemics, natural disasters, climate-related incidents, acts of war or aggression, geopolitical instability, changes to global trade policies and the implementation of tariffs or protectionist trade policies and other factors, or a combination of these or other factors. For example, in 2022, the global economic and geopolitical environment was characterized by persistent inflation, rising interest rates, volatility in global financial markets (leading to, among other things, a decline in equity prices), supply chain complications, recessionary fears, and geopolitical uncertainty regarding the war between Russia and Ukraine and its impact on the global markets, including the energy markets.
The results of our Institutional Securities business segment, particularly results relating to our involvement in primary and secondary markets for all types of financial products, are subject to substantial market fluctuations due to a variety of factors that we cannot control or predict with great certainty. These fluctuations impact results by causing variations in business flows and activity and in the fair value of securities and other financial products. Fluctuations also occur due to the level of global market activity, which, among other things, can be impacted by market uncertainty or lack of investor and client confidence due to unforeseen economic, geopolitical or market conditions that in turn affect the size, number and timing of investment banking client assignments and transactions and the realization of returns from our principal investments.
Periods of unfavorable market or economic conditions may have adverse impacts on the level of individual investor confidence and participation in the global markets and/or the level of and mix of client assets, which would negatively impact the results of our Wealth Management business segment.
Substantial market fluctuations could also cause variations in the value of our investments in our funds, the flow of investment capital into or from AUM, and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact the results of our Investment Management business segment.
The value of our financial instruments may be materially affected by market fluctuations. Market volatility, illiquid market conditions and disruptions in the markets may make it difficult to value and monetize certain of our financial instruments, particularly during periods of market uncertainty or displacement. Subsequent valuations in future periods, in light of factors then prevailing, may result in significant changes in the value of these instruments and may adversely impact historical or prospective fees and performance-based income (also known as incentive fees, which include carried interest) in respect of certain businesses. In addition, at the time of any sales and settlements of these financial instruments, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could cause a decline in the value of our financial instruments, which may adversely affect our results of operations in future periods.
In addition, financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under more normal market conditions. Moreover, under these conditions, market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale, which could lead to increased individual counterparty risk for our businesses. Although our risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves, severe market events have historically been difficult to predict, and we could realize significant losses if extreme market events were to occur.
Holding large and concentrated positions may expose us to losses.
Concentration of risk may reduce revenues or result in losses in our market-making, investing, underwriting (including

9	December 2022 Form 10-K

block trading), and lending businesses (including margin lending) in the event of unfavorable market movements. We commit substantial amounts of capital to these businesses, which often results in our taking large positions in the securities of, or making large loans to, a particular issuer or issuers in a particular industry, country or region. In the event we hold a concentrated position larger than those held by competitors, we may incur larger losses. For further information regarding our country risk exposure, see also “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks.”
Credit Risk
Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. For more information on how we monitor and manage credit risk, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk.”
We are exposed to the risk that third-parties that are indebted to us will not perform their obligations.
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
We also incur credit risk in our Wealth Management business segment lending to mainly individual investors, including, but not limited to, margin- and securities-based loans collateralized by securities, and residential mortgage loans, including HELOCs.

Our valuations related to, and reserves for losses on, credit exposures rely on complex models, estimates, and subjective judgments about the future. While we believe current valuations and reserves adequately address our perceived levels of risk, future economic conditions, including inflation and changes in real estate values, that differ from or are more severe than forecast, inaccurate models or assumptions, or external factors such as global pandemics, natural disasters, or geopolitical events, could lead to inaccurate measurement of or deterioration of credit quality of our borrowers and counterparties or the value of collateral and result in unexpected losses. We may also incur higher than anticipated credit losses as a result of (i) disputes with counterparties over the valuation of collateral or (ii) actions taken by other lenders that may negatively impact the valuation of collateral. In cases where we foreclose on collateral, sudden declines in the value or liquidity of collateral may result in significant losses to us despite our (i) credit monitoring; (ii) over-collateralization; (iii) ability to call for additional collateral; or (iv) ability to force repayment of the underlying obligation, especially where there is a single type of collateral supporting the obligation. In addition, in the longer term, climate change may have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Certain of our credit exposures may be concentrated by counterparty, product, industry or country. Although our models and estimates account for correlations among related types of exposures, a change in the market environment for a concentrated product or an external factor impacting a concentrated counterparty, industry or country may result in credit losses in excess of amounts forecast.
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

The commercial soundness of many financial institutions and certain other large financial services firms may be closely interrelated as a result of credit, trading, clearing or other relationships among such entities. Increased centralization of trading activities through particular clearing houses, central agents or exchanges may increase our concentration of risk with respect to these entities. As a result, concerns about, or a default or threatened default by, one or more such entities could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as systemic risk and may adversely affect financial intermediaries, such as clearing houses, clearing agencies, exchanges, banks and securities firms, with which we interact on a daily basis and, therefore, could adversely affect us. See also “Systemic Risk Regime” under “Business—Supervision and Regulation—Financial Holding Company.”
Operational Risk

Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., cyber-attacks or third-party vulnerabilities) that may manifest as, for example, loss of information, business disruption, theft and fraud, legal and compliance risks, or damage to physical assets. We may incur operational risk across the full scope of

December 2022 Form 10-K	10

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
We are subject to operational risks, including a failure, breach or other disruption of our operations or security systems or those of our third-parties (or third-parties thereof), as well as human error or malfeasance, which could adversely affect our businesses or reputation.
Our businesses are highly dependent on our ability to process and report, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies. We may introduce new products or services or change processes or reporting, including in connection with new regulatory requirements, or integration of processes or systems of acquired companies, resulting in new operational risk that we may not fully appreciate or identify.
The trend toward direct access to automated, electronic markets and the move to more automated trading platforms has resulted in the use of increasingly complex technology that relies on the continued effectiveness of the programming code and integrity of the data to process the trades. We rely on the ability of our employees, our consultants, our internal systems and systems at technology centers maintained by unaffiliated third-parties to operate our different businesses and process a high volume of transactions. Unusually high trading volumes or site usage could cause our systems to operate at an unacceptably slow speed or even fail. Disruptions to, destruction of, instability of or other failure to effectively maintain our information technology systems or external technology that allows our clients and customers to use our products and services (including our self-directed brokerage platform) could harm our business and our reputation.
As a major participant in the global capital markets, we face the risk of incorrect valuation or risk management of our trading positions due to flaws in data, models, electronic trading systems or processes or due to fraud or cyber-attack. We also face the risk of operational failure or disruption of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our lending, securities and derivatives transactions. In addition, in the event of a breakdown or improper operation or disposal of our or a direct or indirect third-party’s systems (or third-parties thereof), processes or information assets, or improper or unauthorized action by third-parties, including consultants and subcontractors or our employees, we have in the past and may receive regulatory sanctions, and could suffer financial loss, an impairment to our liquidity position, a disruption of our businesses, or damage to our reputation.
In addition, the interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses, and the increased importance of these entities, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could materially impact our ability to conduct business. Furthermore, the concentration of Firm and personal information held by a handful of third-parties increases the risk that a breach at a key third-party may cause an industry-wide event that could significantly increase the cost and risk of conducting business.

There can be no assurance that our business contingency and security response plans fully mitigate all potential risks to us. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses and the communities where we are located. This may include a disruption involving physical site access; software flaws and vulnerabilities; cybersecurity incidents; terrorist activities; political unrest; disease pandemics; catastrophic events; climate-related incidents and natural disasters (such as earthquakes, tornadoes, hurricanes and wildfires); electrical outages; environmental hazards; computer servers; communication platforms or other services we use; and our employees or third-parties with whom we conduct business. Although we employ backup systems for our data, those backup systems may be unavailable following a disruption, the affected data may not have been backed up or may not be recoverable from the backup, or the backup data may be costly to recover, which could adversely affect our business.
Notwithstanding evolving technology and technology-based risk and control systems, our businesses ultimately rely on people, including our employees and those of third-parties with which we conduct business. As a result of human error or engagement in violations of applicable policies, laws, rules or procedures, certain errors or violations are not always discovered immediately by our technological processes or by our controls and other procedures, which are intended to prevent and detect such errors or violations. These can include calculation or input errors, inadvertent or duplicate payments, mistakes in addressing emails or other communications, errors in software or model development or implementation, or errors in judgment, as well as intentional efforts to disregard or circumvent applicable policies, laws, rules or procedures. Human errors and malfeasance, even if promptly discovered and remediated, can result in material losses and liabilities for us.
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

11	December 2022 Form 10-K

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
A cyber-attack, information or security breach or a technology failure of ours or a third-party could adversely affect our ability to conduct our business, manage our exposure to risk, or result in disclosure or misuse of confidential or proprietary information and otherwise adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
Cybersecurity risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet, mobile telecommunications and cloud technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external extremist parties, including foreign state actors, in some circumstances as a means to promote political ends. Global events and geopolitical instability (including the war between Russia and Ukraine) may lead to increased nation state targeting of financial institutions in the U.S. and abroad. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors, or other third-parties or users of our systems to disclose sensitive information in order to gain access to our data or that of our employees or clients.
Information security risks may also derive from human error, fraud or malice on the part of our employees or third-parties, or may result from accidental technological failure. For example, human error has led to the loss of the Firm's physical data-bearing devices in the past. These risks may be heightened by several factors, including remote work, or as a result of the integration of acquisitions and other strategic initiatives that may subject us to new technology, customers or third-party providers. In addition, third-parties with whom we do business or share information, our regulators, and each of their service providers, as well as the third-parties with whom our customers and clients share information used for authentication, may also be sources of cybersecurity and information security risks, particularly where activities of customers are beyond our security and control systems. There is no guarantee that the measures we take will provide absolute security or recoverability given that the techniques used in cyber-attacks are complex and frequently change, and are difficult to anticipate.
Like other financial services firms, the Firm, its third-party providers, and its clients continue to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber-attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, ransomware, denial of service attacks, data breaches, social engineering attacks and other events. There can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale.
We maintain a significant amount of personal and confidential information on our customers, clients and certain counterparties that we are required to protect under various state, federal and international data protection and privacy laws. These laws may be in conflict with one another or courts and regulators may interpret them in ways that we had not anticipated or that adversely affect our business. A cyber-attack, information or security breach, or a technology failure of ours or of a third-party could jeopardize our or our clients’, employees’, partners’, vendors’ or counterparties’ personal, confidential, proprietary or other information processed and stored in, and transmitted through, our and our third-parties’ computer systems. Furthermore, such events could cause interruptions or malfunctions in our, our clients’, employees’, partners’, vendors’, counterparties’ or third-parties’ operations, as well as the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers or of other third-parties. Any of these events could result in reputational damage with our clients and the market, client dissatisfaction, additional costs to us to maintain and update our operational and security systems and infrastructure, violation of the applicable data protection and privacy laws, regulatory investigations and enforcement actions, litigation exposure, or fines or penalties, any of which could adversely affect our business, financial condition or results of operations.
Given our global footprint and the high volume of transactions we process, the large number of clients, partners, vendors and counterparties with which we do business, and the increasing sophistication of cyber-attacks, a cyber-attack, information or security breach could occur and persist for an extended period of time without detection. It could take considerable time for us to determine the scope, extent, amount and type of information compromised, and the impact of such an attack may not be fully understood. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber-attack or data breach.
While many of our agreements with partners and third-party vendors include indemnification provisions, we may not be able to recover sufficiently, or at all, under such provisions to adequately offset any losses we may incur. In addition, although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber

December 2022 Form 10-K	12

and information security risks, such insurance coverage may be insufficient to cover all losses we may incur.
We continue to make investments with a view toward maintaining and enhancing our cybersecurity and information security posture. The cost of managing cyber and information security risks and attacks along with complying with new, increasingly expansive, and evolving regulatory requirements could adversely affect our results of operations and business.
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
Liquidity is essential to our businesses. Our liquidity could be negatively affected by our inability to raise funding in the long-term or short-term debt capital markets, our inability to access the secured lending markets, our inability to attract and retain deposits, or unanticipated outflows of cash or collateral by customers or clients. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding fiscal matters in the U.S. and other geographic areas, could impair our ability to raise funding.
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
The cost and availability of unsecured financing generally are impacted by (among other things) our long-term and short-term credit ratings. The rating agencies continue to monitor certain Firm-specific and industry-wide factors that are important to the determination of our credit ratings. These include governance, capital adequacy, the level and quality of earnings, liquidity and funding, risk appetite and management, asset quality, strategic direction, business mix, regulatory or legislative changes, macroeconomic environment and perceived levels of support, and it is possible that the rating agencies could downgrade our ratings and those of similar institutions.
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
The Parent Company has no operations and depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Regulatory restrictions, tax restrictions or elections and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to laws, regulations and self-regulatory organization rules that, in certain circumstances, limit, as well as permit regulatory bodies to block or reduce, the flow of funds to the Parent Company, or that prohibit such

13	December 2022 Form 10-K

transfers or dividends altogether, including steps to “ring fence” entities by regulators outside the U.S. to protect clients and creditors of such entities in the event of financial difficulties involving such entities.
These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations. Furthermore, as a BHC, we may become subject to a prohibition or to limitations on our ability to pay dividends. The Federal Reserve, the OCC and the FDIC have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the banking organizations they supervise, including us and our U.S. Bank Subsidiaries. See “We may be prevented from paying dividends or taking other capital actions because of regulatory constraints or revised regulatory capital requirements” under “Legal, Regulatory and Compliance Risk” herein.
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
In particular, our cost and availability of funding in the past have been, and may in the future be, adversely affected by illiquid credit markets, interest rates, and wider credit spreads. Significant turbulence in the U.S., the E.U. and other international markets and economies could adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.
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
Like other major financial services firms, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where we conduct our business, including an increasing number of complex sanctions regimes. These laws and regulations, which continue to increase in volume and complexity, significantly affect the way and costs of doing business and can restrict the scope of our existing businesses and limit our ability to expand our product offerings and pursue certain investments.
The Firm and its employees are subject to wide-ranging regulation and supervision, which, among other things, subject us to intensive scrutiny of our businesses and any plans for expansion of those businesses through acquisitions or otherwise, limitations on new activities, a systemic risk regime that imposes heightened capital and liquidity and funding requirements and other enhanced prudential standards, resolution regimes and resolution planning requirements, requirements for maintaining minimum amounts of TLAC and external long-term debt, restrictions on activities and investments imposed by the Volcker Rule, comprehensive derivatives regulation, commodities regulation, market structure regulation, consumer protection regulation, tax regulations, antitrust laws, trade and transaction reporting obligations, and broadened fiduciary obligations.
Ongoing implementation of, our efforts to comply with, and/or changes to laws and regulations, including changes in the breadth, application, interpretation or enforcement of laws and regulations, could materially impact the profitability of our businesses and the value of assets we hold, expose us to additional theories of liability and additional costs, require changes to business practices or force us to discontinue businesses, adversely affect our ability to pay dividends and repurchase our stock or require us to raise capital, including in ways that may adversely impact our shareholders or creditors.
In addition, regulatory requirements that are imposed by foreign policymakers and regulators may be inconsistent or conflict with regulations that we are subject to in the U.S. and may adversely affect us. Legal and regulatory requirements continue to be subject to ongoing interpretation and change, which may result in significant new costs to comply with new or revised requirements, as well as to monitor for compliance on an ongoing basis.
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

December 2022 Form 10-K	14

we were unsuccessful in addressing any deficiencies identified by the regulators, we or any of our subsidiaries may be subject to more stringent capital, leverage, or liquidity requirements or restrictions on our growth, activities or operations, or after a two-year period, we may be required to divest assets or operations.
In addition, provided that certain procedures are met, we can be subject to a resolution proceeding under the orderly liquidation authority under Title II of the Dodd-Frank Act with the FDIC being appointed as receiver instead of being resolved under the U.S. Bankruptcy Code. The FDIC’s power under the orderly liquidation authority to disregard the priority of creditor claims and treat similarly situated creditors differently in certain circumstances, subject to certain limitations, could adversely impact holders of our unsecured debt. See “Business—Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements.”
Further, because both our resolution plan contemplates an SPOE strategy under the U.S. Bankruptcy Code and the FDIC has proposed an SPOE strategy through which it may apply its orderly liquidation authority powers, we believe that the application of an SPOE strategy is the reasonably likely outcome if either our resolution plan were implemented or a resolution proceeding were commenced under the orderly liquidation authority. An SPOE strategy generally contemplates the provision of adequate capital and liquidity by the Parent Company to certain of its subsidiaries so that such subsidiaries have the resources necessary to implement the resolution strategy, and the Parent Company has entered into a secured amended and restated support agreement with such entities, pursuant to which it would provide such capital and liquidity to such entities.
In addition, a wholly owned, direct subsidiary of the Parent Company, Morgan Stanley Holdings LLC (“Funding IHC”), serves as a resolution funding vehicle. The Parent Company has transferred, and has agreed to transfer on an ongoing basis, certain assets to the Funding IHC. In the event of a resolution scenario, the Parent Company would be obligated to contribute all of its material assets that can be contributed under the terms of the amended and restated support agreement (other than shares in subsidiaries of the Parent Company and certain other assets), to the Funding IHC. The Funding IHC would be obligated to provide capital and liquidity, as applicable, to certain supported subsidiaries, pursuant to the terms of the secured amended and restated support agreement.
The obligations of the Parent Company and of the Funding IHC, respectively, under the amended and restated support agreement are in most cases secured on a senior basis by the assets of the Parent Company (other than shares in subsidiaries of the Parent Company and certain other assets), and the assets of the Funding IHC, as applicable. As a result, claims of certain supported subsidiaries, including the
Funding IHC, against the assets of the Parent Company with respect to such secured assets are effectively senior to unsecured obligations of the Parent Company.
Although an SPOE strategy, whether applied pursuant to our resolution plan or in a resolution proceeding under the orderly liquidation authority, is intended to result in better outcomes for creditors overall, there is no guarantee that the application of an SPOE strategy, including the provision of support to the Parent Company’s supported subsidiaries pursuant to the secured amended and restated support agreement, will not result in greater losses for holders of our securities compared with a different resolution strategy for us.
Regulators have taken and proposed various actions to facilitate an SPOE strategy under the U.S. Bankruptcy Code, the orderly liquidation authority and other resolution regimes. For example, the Federal Reserve requires top-tier BHCs of U.S. G-SIBs, including the Firm, to maintain adequate TLAC, including equity and eligible long-term debt, in order to ensure that such institutions have enough loss-absorbing resources at the point of failure to be recapitalized through the conversion of debt to equity or otherwise by imposing losses on eligible TLAC where the SPOE strategy is used. The combined implication of the SPOE resolution strategy and the TLAC requirement is that our losses will be imposed on the holders of eligible long-term debt and other forms of eligible TLAC issued by the Parent Company before any losses are imposed on the creditors of our supported subsidiaries without requiring taxpayer or government financial support.

In addition, certain jurisdictions, including the U.K. and E.U. jurisdictions, have implemented, or are in the process of implementing, changes to resolution regimes to provide resolution authorities with the ability to recapitalize a failing entity organized in such jurisdiction by writing down certain unsecured liabilities or converting certain unsecured liabilities into equity. Such “bail-in” powers are intended to enable the recapitalization of a failing institution by allocating losses to its shareholders and unsecured creditors. This may increase the overall level of capital and liquidity required by us on a consolidated basis and may result in limitations on our ability to efficiently distribute capital and liquidity among our affiliated entities, including in times of stress. Non-U.S. regulators are also considering requirements that certain subsidiaries of large financial institutions maintain minimum amounts of TLAC that would pass losses up from the subsidiaries to the Parent Company and, ultimately, to security holders of the Parent Company in the event of failure.
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

15	December 2022 Form 10-K

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
As a global financial services firm, we face the risk of investigations and proceedings by governmental and self-regulatory organizations in all countries in which we conduct our business. Investigations and proceedings initiated by these authorities may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In addition to the monetary consequences, these measures could cause collateral consequences. For example, such matters could impact our ability to engage in, or impose limitations on, certain of our businesses.
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
We have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, as well as investigations or proceedings brought by regulatory agencies, arising in connection with our activities as a global diversified financial services institution. Certain of the actual or threatened legal or regulatory actions include claims for substantial compensatory and/or punitive damages, claims for indeterminate amounts of damages, or may result in material penalties, fines, or other results adverse to us.

In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or are in financial distress. In other cases, including antitrust litigation, we may be subject to claims for joint and several liability with other defendants for treble damages or other relief related to alleged conspiracies involving other institutions. Like any large corporation, we are also subject to risk from potential employee misconduct, including non-compliance with policies, laws, rules and regulations, and improper use or disclosure of confidential information, or improper sales practices or other conduct.
We may be responsible for representations and warranties associated with commercial and residential real estate loans and may incur losses in excess of our reserves.
We originate loans secured by commercial and residential properties. Further, we securitize and trade in a wide range of commercial and residential real estate and real estate-related assets and products. In connection with these activities, we have provided, or otherwise agreed to be responsible for, certain representations and warranties. Under certain circumstances, we may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached, and may incur losses as a result. We have also made representations and warranties in connection with our role as an originator of certain loans that we securitized in CMBS and RMBS. For additional information, see Note 15 to the financial statements.
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

December 2022 Form 10-K	16

create a conflict can put our reputation at risk even if the likelihood of an actual conflict has been mitigated. It is possible that potential conflicts could give rise to litigation or enforcement actions, which may lead to our clients being less willing to enter into transactions in which a conflict may occur and could adversely affect our businesses and reputation.
Our regulators also have the ability to scrutinize our activities for potential conflicts of interest, including through detailed examinations of specific transactions. For example, our status as a BHC supervised by the Federal Reserve subjects us to direct Federal Reserve scrutiny with respect to transactions between our U.S. Bank Subsidiaries and their affiliates. Further, the Volcker Rule subjects us to regulatory scrutiny regarding certain transactions between us and our clients.
Risk Management
Our risk management strategies, models and processes may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk, which could result in unexpected losses.
We have devoted significant resources to develop our risk management capabilities and expect to continue to do so in the future. Nonetheless, our risk management strategies, models and processes, including our use of various risk models for assessing market, credit, liquidity and operational exposures and hedging strategies, stress testing and other analysis, may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated.
As our businesses change and grow, including through acquisitions, and the markets in which we operate evolve, our risk management strategies, models and processes may not always adapt with those changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate.
In addition, many models we use are based on assumptions or inputs regarding correlations among prices of various asset classes or other market indicators and, therefore, cannot anticipate sudden, unanticipated, or unidentified market or economic movements, such as the impact of a pandemic or a sudden geopolitical conflict, which could cause us to incur losses.
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
Climate change manifesting as physical or transition risks could result in increased costs and risks and adversely affect our operations, businesses and clients.

There continues to be increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include harm to people and property arising from acute, climate-related events, such as floods, hurricanes, heatwaves, wildfires, and chronic, longer-term shifts in climate patterns, such as higher global average temperatures, rising sea levels, and droughts. Such events could disrupt our operations or those of our clients or third-parties on which we rely, including through direct damage to physical assets and indirect impacts from supply chain disruption and market volatility. Over the longer term, these events could impact the ability of certain of our clients or customers to repay their obligations, reduce the value of collateral, limit insurance coverage and result in other effects.

Additionally, transitioning to a low-carbon economy will likely require extensive policy, legal, technology and market changes. Transition risks, including changes in consumer and business sentiment, related technologies, shareholder preferences, and any additional regulatory and legislative requirements, including carbon taxes, could increase our expenses and adversely impact our strategies, including by limiting our ability to pursue certain business activities or offer certain products and services. Over the longer term, negative impacts to certain of our clients, such as decreased profitability and stranded assets, could also lead to increased credit and counterparty risk to us.

In addition, our reputation and client relationships may be adversely impacted as a result of our practices related to climate change, including our involvement, or our clients’ involvement, in certain industries, projects, or initiatives associated with causing, or potentially slowing solutions to, climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. Legislative or

17	December 2022 Form 10-K

regulatory uncertainties and change regarding climate-related risks, including inconsistent perspectives or requirements, are likely to result in higher regulatory, compliance, credit, reputational and other risks and costs.

Our ability to achieve our long-term climate-related goals and commitments could also result in reputational harm as a result of public sentiment, regulatory scrutiny, litigation and reduced investor and stakeholder confidence. If we are unable to achieve our objectives relating to climate change or our current response to climate change is perceived to be ineffective or insufficient, our business and reputation may suffer.

The risks associated with, and the perspective of regulators, governments, shareholders, employees and other stakeholders regarding, climate change are continuing to evolve rapidly, which can make it difficult to assess the ultimate impact on us of climate change-related risks and uncertainties. As climate risk is interconnected with other risk types, including geopolitical risks, we have developed and continue to enhance processes to embed climate risk considerations into our risk management strategies for risks such as market, credit and operational risks, as well as our governance structures. Despite our risk management strategies, the unpredictability surrounding the timing and severity of climate change events and societal or political changes in reaction to them make it difficult to predict, identify, monitor and effectively mitigate climate risk exposure.

In addition, the methodologies and data used to manage and monitor climate risk are still in early stages and continue to evolve. Current approaches utilize information and estimates that have been derived from information or factors released by third-party sources, which may not reflect the latest or most accurate data. Climate-related data, particularly greenhouse gas emissions for clients and counterparties, remains limited in availability and variable in quality. Certain third-party information may also change over time as methodologies evolve and are refined. While we believe this information is the best available at the time, we may only be able to complete limited validation. Furthermore, modeling capabilities and methodologies to analyze climate-related risks, although improving, remain nascent and emerging. These and other factors could cause results to differ materially from those expressed in the estimates and beliefs made by third-parties and by us, which could also impact our management of risk in this area.
Replacement of London Interbank Offered Rate and replacement or reform of other interest rate benchmarks could adversely affect our business, financial condition and results of operations.
Central banks around the world, including the Federal Reserve, have sponsored initiatives in recent years to replace LIBOR and replace or reform certain other interest rate benchmarks (collectively, the “IBORs”). A transition away from use of the IBORs to alternative rates and other potential interest rate benchmark reforms is underway and is a multi-year initiative. These reforms have caused and may in the future cause such rates to perform differently than in the past, or to cease entirely, or have other consequences that are contrary to market expectations.
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

December 2022 Form 10-K	18

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
The financial services industry and all aspects of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, investment banking firms, brokerage firms, insurance companies, exchanges, electronic trading and clearing platforms, financial data repositories, sponsors of mutual funds, hedge funds, real assets funds and private credit and equity funds, energy companies, financial technology firms and other companies offering financial or ancillary services in the U.S. and globally, including through the internet. We also compete with companies that provide online trading and banking services, investment advisor services, robo-advice capabilities, access to digital asset capabilities and services, and other financial products and services. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, technology, reputation, risk appetite and price.
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
We have experienced and may continue to experience pricing pressures as a result of these factors and as some of our competitors seek to obtain market share by reducing prices, eliminating commissions or other fees, or providing more favorable terms of business. In addition, certain of our competitors may be subject to different and, in some cases, less stringent, legal and regulatory regimes than we are, thereby putting us at a competitive disadvantage. Some new competitors in the financial technology sector have sought to target existing segments of our businesses that could be susceptible to disruption by innovative or less regulated business models. For more information regarding the competitive environment in which we operate, see “Business
—Competition” and “Business—Supervision and Regulation.”
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

Our people are our most important asset. We compete with various other companies in attracting and retaining qualified and skilled personnel. If we are unable to continue to attract, integrate and retain highly qualified employees, or do so at levels or in forms necessary to maintain our competitive position, or if compensation costs required to attract and retain employees become more expensive, or the competitive market for talent further intensifies, our performance, including our competitive position and results of operations, could be materially adversely affected.
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
We are subject to numerous political, economic, legal, tax, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, increased taxes and levies, cybersecurity, data transfer and outsourcing restrictions, prohibitions on certain types of foreign and capital market activities, limitations on cross-border listings and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability, including tensions between China and the U.S. In many countries, the laws and

19	December 2022 Form 10-K

regulations applicable to the securities and financial services industries are uncertain, evolving and subject to sudden change or may be inconsistent with U.S. law. It may be also difficult for us to determine the exact requirements of local laws in every market or adapt to changes in law, which could adversely impact our businesses. Our inability to remain in compliance with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally. We are also subject to the risk that transactions we structure might not be legally enforceable in all cases.
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
A disease pandemic, such as COVID-19 and its variants, or other widespread health emergencies, natural disasters, climate-related incidents, terrorist activities or military actions, such as the war between Russia and Ukraine, or social or political tensions, could create economic and financial disruptions in emerging markets or in other areas of the global economy that could adversely affect our businesses, or could lead to operational difficulties, including travel limitations, that could impair our ability to manage or conduct our businesses around the world.
As a U.S. company, we are required to comply with the economic sanctions and embargo programs administered by OFAC and similar multinational bodies and governmental agencies worldwide, which may be inconsistent with local law. We are also subject to applicable AML and anti-corruption laws in the U.S., as well as in the jurisdictions in which we operate, including the Bank Secrecy Act, the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. A violation of a sanction, embargo program, AML, or anti-corruption law could subject us, and individual employees, to a regulatory enforcement action, as well as significant civil and criminal penalties.
Acquisition, Divestiture and Joint Venture Risk
We may be unable to fully capture the expected value from acquisitions, divestitures, joint ventures, partnerships, minority stakes or strategic alliances, and certain acquisitions may subject our business to new or increased risk.
In connection with past or future acquisitions, divestitures, joint ventures, partnerships, minority stakes or strategic alliances (including with MUFG), we face numerous risks and uncertainties in combining, transferring, separating or integrating the relevant businesses and systems that may present operational and other risks, including the need to combine or separate accounting, data processing and other systems, management controls and legal entities, and to integrate relationships with clients, trading counterparties and business partners. Certain of these strategic initiatives, and integration thereof, may cause us to incur incremental expenses and may also require incremental financial, management and other resources.
In the case of joint ventures, partnerships and minority stakes, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control and conflicts or disagreements between us and any of our joint venture partners or partners may negatively impact the benefits to be achieved by the relevant joint venture or partnership, respectively.
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
There is no assurance that any of our acquisitions, divestitures or investments will be successfully integrated or disaggregated or yield all of the positive benefits and synergies anticipated. If we are not able to integrate or disaggregate successfully our past and future acquisitions or dispositions, including aligning the processes, policies and procedures of the acquired entities with our standards, there is a risk that our results of operations, financial condition and cash flows may be materially and adversely affected.
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
For more information regarding the regulatory environment in which we operate, see also “Business—Supervision and Regulation.”

December 2022 Form 10-K	20

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley,” “Firm,” “us,” “we” or “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. Disclosures reflect the effects of the acquisitions of Eaton Vance Corp. (“Eaton Vance”) and E*TRADE Financial Corporation (“E*TRADE”) prospectively from the acquisition dates, March 1, 2021 and October 2, 2020, respectively. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-K. For an analysis of 2021 results compared with 2020 results, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the annual report on Form 10-K for the year-ended December 31, 2021 filed with the SEC.
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
Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses and institutions covering: financial advisor-led brokerage, custody, administrative and investment advisory services; self-directed brokerage services; financial and wealth planning services; workplace services, including stock plan administration; securities-based lending, residential real estate loans and other lending products; banking; and retirement plan services.
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

21	December 2022 Form 10-K

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Full Year ended December 31, 2022
•The Firm reported net revenues of $53.7 billion and net income of $11.0 billion as our businesses navigated a challenging market environment.
•The Firm delivered ROTCE of 15.3%, or 15.7% excluding the impact of integration-related expenses (see “Selected Non-GAAP Financial Information” herein).
•The Firm expense efficiency ratio was 73%, or 72% excluding the impact of integration-related expenses (see “Selected Non-GAAP Financial Information” herein).
•At December 31, 2022, the Firm’s Standardized Common Equity Tier 1 capital ratio was 15.3%.
•Institutional Securities reported net revenues of $24.4 billion reflecting lower activity in Investment Banking driven by the uncertain macroeconomic environment, partially offset by strong performance in Fixed Income.
•Wealth Management delivered net revenues of $24.4 billion and a pre-tax margin of 27.0% or 28.4% excluding integration-related expenses (see “Selected Non-GAAP Financial Information” herein). The business added net new assets of $311 billion, representing a full year 6% annualized growth rate from beginning period assets.
•Investment Management reported net revenues of $5.4 billion and AUM of $1.3 trillion in a challenging market environment.
Strategic Transactions
•On March 1, 2021, we completed the acquisition of Eaton Vance. For further information, see “Business Segments—Investment Management” herein and Note 3 to the financial statements.
•On October 2, 2020, we completed the acquisition of E*TRADE. For further information, see “Business Segments—Wealth Management” herein and Note 3 to the financial statements.

Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share1
1.Adjusted Diluted EPS was $6.36, $8.22 and $6.58 in 2022, 2021 and 2020, respectively (see “Selected Non-GAAP Financial Information” herein).
2022 Compared with 2021
•We reported net revenues of $53.7 billion in 2022 compared with $59.8 billion in 2021. For 2022, net income applicable to Morgan Stanley was $11.0 billion, or $6.15 per diluted common share, compared with $15.0 billion, or $8.03 per diluted common share in 2021.

December 2022 Form 10-K	22

Management’s Discussion and Analysis
Non-interest Expenses1
($ in millions)

$33,578
$12,724
38%
$20,854
62%
19%
21%
18%
$40,083
$15,455
39%
$24,628
61%
(2)%
5%
(6)%
$39,299
$16,246
41%
$23,053
59%
2020
Δ
2021
Δ
2022
Compensation and benefits expenses
Non-compensation expenses

1.The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to the total.
•Compensation and benefits expenses of $23,053 million in 2022 decreased 6% from the prior year, primarily due to lower expenses related to certain deferred cash-based compensation plans linked to investment performance, lower discretionary incentive compensation on lower revenues, and lower stock-based compensation expense driven by the Firm’s share price, partially offset by higher salary expenses driven in part by the impact of higher headcount.

2022 Compensation and benefits expenses included $133 million associated with a December employee action recorded in the fourth quarter of 2022.
•Non-compensation expenses of $16,246 million in 2022 increased 5% from the prior year, primarily due to an increased spend on technology and higher legal expenses, including $200 million related to a regulatory matter in the second quarter of 2022.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $280 million in 2022 was due to portfolio growth and deterioration in macroeconomic outlook. The Provision for credit losses on loans and lending commitments of $4 million in 2021 was primarily as a result of portfolio growth offset by the impact of changes in loan quality mix.
Income Taxes
The Firm's effective tax rate of 20.7% for 2022 was lower compared with the prior year, primarily driven by the realization of certain tax benefits.
Business Segment Results
Net Revenues by Segment1
($ in millions)

$48,757
$3,734, 8%
$19,086
39%
$26,476
54%
67%
27%
13%
$59,755
$6,220, 10%
$24,243
41%
$29,833
50%
(14)%
1%
(18)%
$53,668
$5,375, 10%
$24,417
45%
$24,393
45%
2020
Δ
2021
Δ
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
•Institutional Securities net revenues of $24,393 million in 2022 decreased 18% from the prior year, primarily reflecting lower results from Investment banking, particularly equity underwriting, and losses in Other net revenues primarily from higher mark-to-market losses on corporate loans held for sale inclusive of hedges, partially offset by higher Fixed income results, particularly in global macro products.
•Wealth Management net revenues of $24,417 million in 2022 increased 1% from the prior year, as higher Net interest revenues were offset by lower Transactional revenues, primarily driven by losses on investments associated with certain employee deferred cash-based compensation plans.

23	December 2022 Form 10-K

Management’s Discussion and Analysis
•Investment Management net revenues of $5,375 million in 2022 decreased 14% from the prior year, reflecting lower Performance-based income and other revenues and lower Asset management and related fees.
Net Revenues by Region1, 2
($ in millions)
1.The percentages on the bars in the charts represent the contribution of each region to the total.
2.For a discussion of how the geographic breakdown of net revenues is determined, see Note 23 to the financial statements.
Americas net revenues in the current year period decreased 10%, driven by results within the Institutional Securities business segment, with lower Investment banking and Other net revenues, partially offset by higher results from Fixed income. EMEA net revenues decreased 12%, primarily driven by Investment banking results within the Institutional Securities business segment. Asia net revenues decreased 10%, primarily driven by results within the Institutional Securities business segment, with lower results in Investment banking and Equity, partially offset by higher results from Fixed income.
Selected Financial Information and Other Statistical Data

$ in millions, except per share data	2022	2021	2020
Consolidated results
Net revenues	$53,668	$59,755	$48,757
Earnings applicable to Morgan Stanley common shareholders	$10,540	$14,566	$10,500
Earnings per diluted common share	$6.15	$8.03	$6.46

Consolidated financial measures
Expense efficiency ratio[1]	73%	67%	69%
Adjusted expense efficiency ratio[1,2]	72%	66%	68%
ROE[3]	11.2%	15.0%	13.1%
Adjusted ROE[2,3]	11.6%	15.3%	13.3%
ROTCE[2,3]	15.3%	19.8%	15.2%
Adjusted ROTCE[2,3]	15.7%	20.2%	15.4%
Pre-tax margin[4]	26%	33%	30%
Effective tax rate	20.7%	23.1%	22.5%
Pre-tax margin by segment[4]
Institutional Securities	28%	40%	35%
Wealth Management	27%	25%	23%
Wealth Management, adjusted[2]	28%	27%	24%
Investment Management	15%	27%	23%
Investment Management, adjusted[2]	17%	29%	23%

in millions, except per share data, worldwide employees and client assets	At December 31, 2022	At December 31, 2021
Average liquidity resources for three months ended[5]	$312,250	$345,049
Loans[6]	$222,182	$200,761
Total assets	$1,180,231	$1,188,140
Deposits	$356,646	$347,574
Borrowings	$238,058	$233,127
Common shareholders’ equity	$91,391	$97,691
Tangible common shareholders’ equity[3]	$67,123	$72,499
Common shares outstanding	1,675	1,772
Book value per common share[7]	$54.55	$55.12
Tangible book value per common share[3,7]	$40.06	$40.91
Worldwide employees (in thousands)	82	75
Client assets[8] (in billions)	$5,492	$6,554

Capital ratios[9]
Common Equity Tier 1 capital—Standardized	15.3%	16.0%
Tier 1 capital—Standardized	17.2%	17.7%
Common Equity Tier 1 capital—Advanced	15.6%	17.4%
Tier 1 capital—Advanced	17.6%	19.1%
Tier 1 leverage	6.7%	7.1%
SLR	5.5%	5.6%
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
5.For a discussion of Liquidity resources, see “Liquidity and Capital Resources— Balance Sheet—Liquidity Risk Management Framework—Liquidity Resources” herein.
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
9.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

December 2022 Form 10-K	24

Management’s Discussion and Analysis
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
Refer to “Risk Factors” and “Forward-Looking Statements” for more information on the potential effects of geopolitical events and acts of war or aggression.
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
In the fourth quarter of 2022, we introduced new non-GAAP financial measures. These measures exclude the impact of mark-to-market gains and losses on investments associated with certain employee deferred cash-based compensation plans from net revenues and compensation expenses. These employee deferred cash-based compensation plans are primarily reflected in our Wealth Management business segment. We consider these new measures useful for analysts, investors, and other stakeholders to allow better comparability of period-to-period underlying operating performance and revenue trends, especially in our Wealth Management business segment. By excluding the impact of these items we are better able to describe the business drivers and resulting impact to net revenues and corresponding change to the associated compensation expenses.
Compensation expense for deferred cash-based compensation awards is calculated based on the notional value of the award granted, adjusted for changes in the fair value of the referenced investments that employees select. Compensation expense is recognized over the vesting period relevant to each separately vesting portion of deferred awards.
We invest directly, as a principal, in financial instruments and other investments to economically hedge certain of our obligations under these deferred cash-based compensation plans. Changes in the fair value of such investments, net of financing costs, are recorded in Net revenues, and included in Transactional revenues in the Wealth Management business segment. Although changes in compensation expense resulting from changes in the fair value of the referenced investments will generally be offset by changes in the fair value of investments recognized in net revenues, there is typically a timing difference between the immediate recognition of gains and losses on our investments and the deferred recognition of the related compensation expense over the vesting period. While this timing difference may not be material to our Income before provision for income taxes in any individual period, it may impact the Wealth Management business segment reported ratios and operating metrics in certain periods due to potentially significant impacts to net revenues and compensation expenses. For additional information on deferred cash-based compensation, refer to “Other Matters” herein.
The principal non-GAAP financial measures presented in this document are set forth in the following tables.

25	December 2022 Form 10-K

Management’s Discussion and Analysis
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

$ in millions, except per share data	2022	2021	2020
Net revenues	$53,668	$59,755	$48,757
Adjustment for mark-to-market losses (gains) on certain employee deferred cash-based compensation plans[1]	1,198	(389)	(823)
Adjusted Net revenues—non-GAAP	$54,866	$59,366	$47,934
Compensation expense	$23,053	$24,628	$20,854
Adjustment for mark-to-market gains (losses) on certain employee deferred cash-based compensation plans[1]	716	(526)	(856)
Adjusted Compensation expense—non-GAAP	$23,769	$24,102	$19,998
Wealth Management Net revenues	$24,417	$24,243	$19,086
Adjustment for mark-to-market losses (gains) on certain employee deferred cash-based compensation plans[1]	858	(210)	(563)
Adjusted Wealth Management Net revenues—non-GAAP	$25,275	$24,033	$18,523
Wealth Management Compensation expense	$12,534	$13,090	$10,970
Adjustment for mark-to-market gains (losses) on certain employee deferred cash-based compensation plans[1]	530	(293)	(516)
Adjusted Wealth Management Compensation expense—non-GAAP	$13,064	$12,797	$10,454
Earnings applicable to Morgan Stanley common shareholders	$10,540	$14,566	$10,500
Impact of adjustments:
Wealth Management—Compensation expenses	12	58	151
Wealth Management—Non-compensation expenses	345	288	80
Investment Management—Compensation expenses	29	44	—
Investment Management—Non-compensation expenses	84	66	—
Total integration-related expenses	470	456	231
Related tax benefit	(110)	(104)	(42)
Adjusted earnings applicable to Morgan Stanley common shareholders—non-GAAP[2]	$10,900	$14,918	$10,689
Earnings per diluted common share	$6.15	$8.03	$6.46
Impact of adjustments	0.21	0.19	0.12
Adjusted earnings per diluted common share—non-GAAP[2]	$6.36	$8.22	$6.58
Expense efficiency ratio	73%	67%	69%
Impact of adjustments	(1)%	(1)%	(1)%
Adjusted expense efficiency ratio—non-GAAP[2]	72%	66%	68%
Wealth Management pre-tax margin	27%	25%	23%
Impact of adjustments	1%	2%	1%
Adjusted Wealth Management pre-tax margin—non-GAAP[2]	28%	27%	24%
Investment Management pre-tax margin	15%	27%	23%
Impact of adjustments	2%	2%	—%
Adjusted Investment Management pre-tax margin—non-GAAP[2]	17%	29%	23%

	At December 31,
$ in millions	2022	2021	2020
Tangible equity
Common shareholders’ equity	$91,391	$97,691	$92,531
Less: Goodwill and net intangible assets	(24,268)	(25,192)	(16,615)
Tangible common shareholders’ equity—non-GAAP	$67,123	$72,499	$75,916

	Average Monthly Balance
$ in millions	2022	2021	2020
Tangible equity
Common shareholders’ equity	$93,873	$97,094	$80,246
Less: Goodwill and net intangible assets	(24,789)	(23,392)	(10,951)
Tangible common shareholders’ equity—non-GAAP	$69,084	$73,702	$69,295

$ in billions	2022	2021	2020
Average common equity
Unadjusted—GAAP	$93.9	$97.1	$80.2
Adjusted[2]—Non-GAAP	94.0	97.2	80.3
ROE[3]
Unadjusted—GAAP	11.2%	15.0%	13.1%
Adjusted[2]—Non-GAAP	11.6%	15.3%	13.3%
Average tangible common equity—Non-GAAP
Unadjusted	$69.1	$73.7	$69.3
Adjusted[2]	69.3	73.8	69.3
ROTCE[3]—Non-GAAP
Unadjusted	15.3%	19.8%	15.2%
Adjusted[2]	15.7%	20.2%	15.4%
Non-GAAP Financial Measures by Business Segment

$ in billions	2022	2021	2020
Average common equity[4]
Institutional Securities	$48.8	$43.5	$42.8
Wealth Management	31.0	28.6	20.8
Investment Management	10.6	8.8	2.6
ROE[5]
Institutional Securities	10%	20%	15%
Wealth Management	16%	16%	16%
Investment Management	6%	15%	23%
Average tangible common equity[4]
Institutional Securities	$48.3	$42.9	$42.3
Wealth Management	16.3	13.4	11.3
Investment Management	0.8	0.9	1.7
ROTCE[5]
Institutional Securities	10%	20%	16%
Wealth Management	31%	34%	29%
Investment Management	86%	144%	36%
1.Net revenues and compensation expense are adjusted for certain employee deferred cash-based compensation plans for both Firm and Wealth Management business segment. See “Other Matters” herein for more information.
2.Adjusted amounts exclude the effect of costs related to the integrations of E*TRADE and Eaton Vance, net of tax as appropriate.
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

December 2022 Form 10-K	26

Management’s Discussion and Analysis
Return on Tangible Common Equity Goal
We have an ROTCE goal of over 20%. Our ROTCE goal is a forward-looking statement that was based on a normal market environment and may be materially affected by many factors.
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
The global economic and geopolitical environment in 2022 was characterized by elevated inflation, rising interest rates and volatility in global financial markets and these factors have continued into 2023. This environment has impacted our businesses, as discussed further herein.
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

27	December 2022 Form 10-K

Management’s Discussion and Analysis
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
Within the Wealth Management business segment, commissions and fees arise from client transactions primarily in equity securities, insurance products, mutual funds, futures and options. Wealth Management also earns revenues from order flow payments for directing customer orders to broker-dealers, exchanges and market centers for execution.
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
Within the Wealth Management business segment, Interest income is driven by assets held including Investment securities, Loans and margin loans. Interest expense is driven by Deposits and other funding. Upon acquisition, E*TRADE’s Investment securities were recorded at fair value, and the resulting premium is being amortized over the life of the portfolio against interest income.
Other
Other revenues for Institutional Securities include revenues and losses from equity method investments, fees earned in association with lending activities, mark-to-market gains and losses on loans and lending commitments held for sale, as well as gains and losses on economic derivative hedges associated with certain held-for-sale and held-for-investment loans and lending commitments.
Other revenues for Wealth Management include realized gains and losses on AFS securities, account handling fees, referral fees and other miscellaneous revenues.
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

December 2022 Form 10-K	28

Management’s Discussion and Analysis
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
Institutional Securities—Other Net Revenues
Other net revenues include impacts from certain treasury functions, such as liquidity costs and gains and losses on economic hedges related to certain borrowings. Other net revenues also include mark-to-market gains and losses on held-for-sale corporate loans and lending commitments, as well as net interest and gain and losses on economic hedges associated with held-for-sale and held-for-investment corporate loans and lending commitments. Also included are gains and losses from financial instruments used to economically hedge compensation expense related to certain employee deferred compensation plans, as well as Investments and Other revenues that are not directly attributable to Fixed income and Equities businesses.
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

29	December 2022 Form 10-K

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

				% Change
$ in millions	2022	2021	2020	2022	2021
Revenues
Advisory	$2,946	$3,487	$2,008	(16)%	74%
Equity	851	4,437	3,092	(81)%	43%
Fixed income	1,438	2,348	2,104	(39)%	12%
Total Underwriting	2,289	6,785	5,196	(66)%	31%
Total Investment banking	5,235	10,272	7,204	(49)%	43%
Equity	10,769	11,435	9,921	(6)%	15%
Fixed income	9,022	7,516	8,847	20%	(15)%
Other	(633)	610	504	N/M	21%
Net revenues	24,393	29,833	26,476	(18)%	13%
Provision for credit losses	211	(7)	731	N/M	(101)%
Compensation and benefits	8,246	9,165	8,342	(10)%	10%
Non-compensation expenses	9,221	8,861	8,252	4%	7%
Total non-interest expenses	17,467	18,026	16,594	(3)%	9%
Income before provision for income taxes	6,715	11,814	9,151	(43)%	29%
Provision for income taxes	1,308	2,746	2,040	(52)%	35%
Net income	5,407	9,068	7,111	(40)%	28%
Net income applicable to noncontrolling interests	165	111	99	49%	12%
Net income applicable to Morgan Stanley	$5,242	$8,957	$7,012	(41)%	28%
Investment Banking
Investment Banking Volumes

$ in billions	2022	2021	2020
Completed mergers and acquisitions[1]	$897	$1,107	$887
Equity and equity-related offerings[2,3]	23	117	100
Fixed income offerings[2,4]	228	371	377
Source: Refinitiv data as of January 3, 2023. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Investment banking revenues of $5,235 million in 2022 decreased 49% compared with the prior year, primarily reflecting a decrease in underwriting revenues in line with market levels, reflecting a significant decline in global volumes.
•Advisory revenues decreased primarily due to fewer completed M&A transactions.
•Equity underwriting revenues decreased on lower volumes, with lower revenues across all products, notably in initial public offerings, secondary block share trades and follow-on offerings.
•Fixed income underwriting revenues decreased primarily due to lower bond and loan issuances.
In 2022, Investment Banking operated in a global economic environment characterized, particularly in the second half of 2022, by significantly reduced M&A and underwriting activity in comparison to 2021 levels, amid elevated inflation, rising interest rates and market volatility. To the extent global announced M&A transactions and underwriting volumes remain at levels similar to those in the second half of 2022, we would expect these market conditions to continue to have an adverse impact on Investment Banking revenues compared to our performance in 2021.

See “Investment Banking Volumes” herein.
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	2022
$ in millions	Trading	Fees[1]	Net Interest[2]	All Other[3]	Total
Financing	$5,223	$535	$(257)	$36	$5,537
Execution services	2,947	2,462	(81)	(96)	5,232
Total Equity	$8,170	$2,997	$(338)	$(60)	$10,769
Total Fixed income	$7,711	$341	$922	$48	$9,022

	2021
$ in millions	Trading	Fees[1]	Net Interest[2]	All Other[3]	Total
Financing	$4,110	$508	$520	$8	$5,146
Execution services	3,327	2,648	(226)	540	6,289
Total Equity	$7,437	$3,156	$294	$548	$11,435
Total Fixed income	$5,098	$307	$1,835	$276	$7,516

	2020
$ in millions	Trading	Fees[1]	Net Interest[2]	All Other[3]	Total
Financing	$3,736	$439	$342	$4	$4,521
Execution services	2,882	2,658	(256)	116	5,400
Total Equity	$6,618	$3,097	$86	$120	$9,921
Total Fixed income	$6,841	$299	$1,696	$11	$8,847
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $10,769 million in 2022 decreased 6% compared with the prior year, reflecting a decrease in execution services driven by markdowns on certain business-related investments and lower levels of client activity amid challenging market conditions, partially offset by an increase in financing.
•Financing revenues increased primarily due to the absence of a loss from a credit event for a single client in the prior year period, partially offset by the impact of lower average client balances.
•Execution services revenues decreased primarily due to mark-to-market losses on certain business-related investments compared to gains in the fourth quarter of 2021, lower client activity, as well as the impact of market conditions on inventory held to facilitate client activity in

December 2022 Form 10-K	30

Management’s Discussion and Analysis
cash equities, partially offset by the absence of trading losses related to the aforementioned credit event.
Fixed Income
Net revenues of $9,022 million in 2022 increased 20% compared with the prior year, primarily reflecting an increase in global macro products, which benefited from strong client engagement and increased client flow activity in an environment characterized by inflationary pressures, central bank actions and fiscal activity driving higher volatility.
•Global macro products revenues increased in rates and foreign exchange products, primarily due to the positive impact of market conditions on inventory held to facilitate client activity and increased client activity.
•Credit products revenues decreased, reflecting the impact of widening credit spreads and market volatility, primarily due to the impact of market conditions on inventory held to facilitate client activity in securitized products.
•Commodities products and other fixed income revenues increased primarily due to higher client activity in Commodities.
Other Net Revenues
Other net revenues reflected a loss of $633 million in 2022 compared to a gain in the prior year, primarily due to mark-to-market losses on corporate loans held for sale inclusive of hedges of $876 million in 2022 compared to $195 million in 2021, partially offset by higher net interest income and fees of $701 million in 2022 compared with $509 million in 2021. Also contributing to the decline were losses in 2022 compared with gains in 2021 on investments associated with certain employee deferred cash-based compensation plans and lower results from our Japanese joint venture, MUMSS.
Provision for Credit Losses
In 2022, the Provision for credit losses on loans and lending commitments of $211 million was driven by portfolio growth and deterioration in macroeconomic outlook. The Provision for credit losses on loans and lending commitments was a net release of $7 million in 2021, primarily as the impact of changes in loan quality mix were offset by portfolio growth.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-interest Expenses
Non-interest expenses of $17,467 million in 2022 decreased 3% compared with the prior year due to lower Compensation and benefits expenses, partially offset by higher Non-compensation expenses.
•Compensation and benefits expenses decreased in the current year primarily due to lower discretionary incentive compensation on lower revenues, lower stock-based compensation expense driven by the Firm’s share price, and lower expenses related to certain deferred cash-based compensation plans linked to investment performance, partially offset by higher salary expenses.
•Non-compensation expenses increased in the current year primarily due to an increase in legal expenses, including $200 million related to a regulatory matter in the second quarter of 2022 and an increased spend on technology.
Income Tax Items

The effective tax rate of 19.5% for 2022 was lower compared with the prior year, primarily driven by the realization of certain tax benefits.

31	December 2022 Form 10-K

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

				% Change
$ in millions	2022	2021	2020	2022	2021
Revenues
Asset management	$13,872	$13,966	$10,955	(1)%	27%
Transactional[1]	2,473	4,259	3,694	(42)%	15%
Net interest	7,429	5,393	4,022	38%	34%
Other[1]	643	625	415	3%	51%
Net revenues	24,417	24,243	19,086	1%	27%
Provision for credit losses	69	11	30	N/M	(63)%
Compensation and benefits	12,534	13,090	10,970	(4)%	19%
Non-compensation expenses	5,231	4,961	3,699	5%	34%
Total non-interest expenses	17,765	18,051	14,669	(2)%	23%
Income before provision for income taxes	6,583	6,181	4,387	7%	41%
Provision for income taxes	1,444	1,447	1,026	—%	41%
Net income applicable to Morgan Stanley	$5,139	$4,734	$3,361	9%	41%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues. Other includes Investments and Other revenues.
Acquisition of E*TRADE
The comparisons of current year results to prior periods are impacted by the acquisition of E*TRADE on October 2, 2020. For additional information on the acquisition of E*TRADE, see Note 3 to the financial statements.
Wealth Management Metrics

$ in billions	At December 31, 2022	At December 31, 2021
Total client assets[1]	$4,187	$4,989
U.S. Bank Subsidiary loans	$146	$129
Margin and other lending[2]	$22	$31
Deposits[3]	$351	$346
Annualized weighted average cost of deposits[4]
Period end	1.59%	0.10%
Period average	0.53%	0.16%

	2022	2021	2020
Net new assets[5]	$311.3	$437.7	$182.7
1.Client assets represent those for which Wealth Management is providing services including financial advisor-led brokerage, custody, administrative and investment advisory services; self-directed brokerage and investment advisory services; financial and wealth planning services; workplace services, including stock plan administration, and retirement plan services. The prior period amount has been revised to conform to the current presentation. See “Self-directed Channel” herein for additional information.
2.Margin and other lending represents margin lending arrangements, which allow customers to borrow against the value of qualifying securities and other lending which includes non‐purpose securities-based lending on non‐bank entities.
3.Deposits reflect liabilities sourced from Wealth Management clients and other sources of funding on the U.S. Bank Subsidiaries. Deposits include sweep deposit programs, savings and other, and time deposits. Excludes approximately $6 billion and $9 billion of off-balance sheet deposits as of December 31, 2022 and December 31, 2021, respectively.
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products, excluding the effect of related hedging derivatives. The period end cost of deposits is based upon balances and rates as of December 31, 2022 and December 31, 2021. The period average is based on daily balances and rates for the year-to-date period.
5.Net new assets represent client asset inflows, including dividends and interest, and asset acquisitions, less client asset outflows, and exclude activity from business combinations/divestitures and the impact of fees and commissions.
Advisor-led Channel

$ in billions	At December 31, 2022	At December 31, 2021
Advisor-led client assets[1]	$3,392	$3,886
Fee-based client assets[2]	$1,678	$1,839
Fee-based client assets as a percentage of advisor-led client assets	49%	47%

	2022	2021	2020
Fee-based asset flows[3]	$162.8	$179.3	$77.4
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
Self-directed Channel

$ in billions	At December 31, 2022	At December 31, 2021
Self-directed assets[1]	$795	$1,103
Self-directed households (in millions)[2]	8.0	7.4

	2022	2021	2020
Daily average revenue trades (“DARTs”) (in thousands)[3]	864	1,161	280
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

$ in billions	At December 31, 2022	At December 31, 2021
Workplace unvested assets[2]	$302	$509
Number of participants (in millions)[3]	6.3	5.6
1.The workplace channel includes equity compensation solutions for companies, their executives and employees.
2.Stock plan unvested assets represent the market value of public company securities at the end of the period. The stock plan vested asset retention rate within the workplace channel, which represents the percentage of stock plan assets retained in either the self-directed or advisor-led channels following vesting, is 34% and 24% for 2022 and 2021, respectively. The rate is derived using the stock plan inflows for the previous year, less related outflows for the previous year and reported year, and dividing the result by the previous year inflows.
3.Stock plan participants represent total accounts with vested and/or unvested stock plan assets in the workplace channel. Individuals with accounts in multiple plans are counted as participants in each plan.
Net Revenues
Asset Management
Asset management revenues of $13,872 million in 2022 were relatively unchanged compared with the prior year, reflecting the impact of lower market levels offset by positive flows on fee-based assets.
See “Fee-Based Client Assets Rollforwards” herein.
Transactional Revenues
Transactional revenues of $2,473 million in 2022 decreased 42% compared with the prior year, primarily due to losses on

December 2022 Form 10-K	32

Management’s Discussion and Analysis
investments associated with certain employee deferred cash-based compensation plans and lower client activity in equities.
For further information on the impact of investments associated with certain employee deferred cash-based compensation plans, see “Selected Non-GAAP Financial Information” herein.
Net Interest
Net interest revenues of $7,429 million in 2022 increased 38% compared with the prior year, primarily due to net effect of higher interest rates and growth in bank lending.

The level and pace of interest rate changes and other macroeconomic factors may impact client demand for loans as well as preferences for cash allocation to other products, potentially resulting in changes in the deposit mix and associated interest expense. As such net interest income may be impacted in future periods.
Non-interest Expenses
Non-interest expenses of $17,765 million in 2022 decreased 2% compared with the prior year, as a result of lower Compensation and benefits expenses, partially offset by higher Non-compensation expenses.
•Compensation and benefits expenses decreased, primarily due to lower expenses related to certain deferred cash-based compensation plans linked to investment performance and a decrease in the formulaic payout to Wealth Management representatives driven by lower compensable revenues, partially offset by the impact of higher headcount.
For further information on the impact of expenses related to certain employee deferred cash-based compensation plans linked to investment performance, see “Selected Non-GAAP Financial Information” herein.
•Non-compensation expenses increased, primarily driven by spend on technology and higher marketing and business development costs.
Fee-Based Client Assets Rollforwards

$ in billions	At December 31, 2021	Inflows[1]	Outflows	Market Impact	At December 31, 2022
Separately managed[2]	$479	$141	$(25)	$(94)	$501
Unified managed	467	76	(50)	(85)	408
Advisor	211	29	(35)	(38)	167
Portfolio manager	636	94	(67)	(111)	552
Subtotal	$1,793	$340	$(177)	$(328)	$1,628
Cash management	46	38	(34)	—	50
Total fee-based client assets	$1,839	$378	$(211)	$(328)	$1,678

$ in billions	At December 31, 2020	Inflows[3]	Outflows	Market Impact	At December 31, 2021
Separately managed[2]	$359	$86	$(20)	$54	$479
Unified managed	379	100	(54)	42	467
Advisor	177	42	(30)	22	211
Portfolio manager	509	113	(58)	72	636
Subtotal	$1,424	$341	$(162)	$190	$1,793
Cash management	48	30	(32)	—	46
Total fee-based client assets	$1,472	$371	$(194)	$190	$1,839

$ in billions	At December 31, 2019	Inflows	Outflows	Market Impact	At December 31, 2020
Separately managed[2]	$322	$48	$(25)	$14	$359
Unified managed	313	63	(43)	46	379
Advisor	155	33	(28)	17	177
Portfolio manager	435	86	(57)	45	509
Subtotal	$1,225	$230	$(153)	$122	$1,424
Cash management	42	28	(22)	—	48
Total fee-based client assets	$1,267	$258	$(175)	$122	$1,472
1.Includes $75 billion of fee-based assets acquired in an asset acquisition in the first quarter of 2022, reflected in Separately managed.
2.Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.
3.Includes $43 billion of fee-based assets acquired in an asset acquisition in the third quarter of 2021, reflected in Separately managed.
Average Fee Rates1

Fee rate in bps	2022	2021	2020
Separately managed	12	14	14
Unified managed	94	95	99
Advisor	81	82	85
Portfolio manager	92	93	94
Subtotal	66	72	73
Cash management	6	5	5
Total fee-based client assets	65	70	70
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

33	December 2022 Form 10-K

Management’s Discussion and Analysis
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

December 2022 Form 10-K	34

Management’s Discussion and Analysis
Investment Management
Income Statement Information

				% Change
$ in millions	2022	2021	2020	2022	2021
Revenues
Asset management and related fees	$5,332	$5,576	$3,013	(4)%	85%
Performance-based income and other[1]	43	644	721	(93)%	(11)%
Net revenues	5,375	6,220	3,734	(14)%	67%
Compensation and benefits	2,273	2,373	1,542	(4)%	54%
Non-compensation expenses	2,295	2,169	1,322	6%	64%
Total non-interest expenses	4,568	4,542	2,864	1%	59%
Income before provision for income taxes	807	1,678	870	(52)%	93%
Provision for income taxes	162	356	171	(54)%	108%
Net income	645	1,322	699	(51)%	89%
Net income applicable to noncontrolling interests	(15)	(25)	84	40%	(130)%
Net income applicable to Morgan Stanley	$660	$1,347	$615	(51)%	119%
1.Includes Investments, Trading, Commissions and fees, Net interest and Other revenues.
Acquisition of Eaton Vance
The comparisons of current year results to prior periods are impacted by the acquisition of Eaton Vance on March 1, 2021. For additional information on the acquisition of Eaton Vance, see Note 3 to the financial statements.
Net Revenues
Asset Management and Related Fees
Asset management and related fees of $5,332 million in 2022 decreased 4% compared with the prior year, reflecting the impact of the decline in the equity markets, partially offset by incremental revenues as a result of the Eaton Vance acquisition and the impact of lower fee waivers in certain money market funds.
Asset management revenues are influenced by the level and relative mix of AUM and related fee rates. The current market environment may impact AUM and net flows within asset classes and therefore our asset management revenues.
See “Assets under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues were $43 million in 2022, representing a 93% decrease from the prior year, primarily due to lower accrued carried interest in certain private equity and real estate funds, losses on investments associated with certain employee deferred cash-based compensation plans, and mark-to-market losses on public investments.
Non-interest Expenses
Non-interest expenses of $4,568 million in 2022 were relatively unchanged from the prior year period, reflecting higher Non-compensation expenses offset by lower Compensation and benefits.
•Compensation and benefits expenses decreased primarily due to lower discretionary incentive compensation driven by lower asset management revenues and lower compensation associated with carried interest, partially offset by the impact of incremental compensation as a result of the Eaton Vance acquisition.
•Non-compensation expenses increased primarily due to higher marketing and business development costs and incremental expenses as a result of the Eaton Vance acquisition.

35	December 2022 Form 10-K

Management’s Discussion and Analysis
Assets under Management or Supervision
Rollforwards

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2021	$395	$207	$466	$1,068	$497	$1,565
Inflows	56	66	102	224	2,224	2,448
Outflows	(74)	(78)	(83)	(235)	(2,268)	(2,503)
Market Impact	(106)	(16)	(47)	(169)	(6)	(175)
Other	(12)	(6)	(7)	(25)	(5)	(30)
December 31, 2022	$259	$173	$431	$863	$442	$1,305

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2020	$242	$98	$153	$493	$288	$781
Inflows	100	67	95	262	1,940	2,202
Outflows	(85)	(55)	(78)	(218)	(1,852)	(2,070)
Market Impact	34	—	51	85	6	91
Acquired[1]	119	103	251	473	116	589
Other	(15)	(6)	(6)	(27)	(1)	(28)
December 31, 2021	$395	$207	$466	$1,068	$497	$1,565

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2019	$138	$79	$139	$356	$196	$552
Inflows	87	37	26	150	1,584	1,734
Outflows	(51)	(29)	(24)	(104)	(1,493)	(1,597)
Market Impact	69	4	5	78	1	79
Other	(1)	7	7	13	—	13
December 31, 2020	$242	$98	$153	$493	$288	$781
1.Related to the Eaton Vance acquisition.
Average AUM

$ in billions	2022	2021	2020
Equity	$298	$362	$174
Fixed income	186	181	86
Alternatives and Solutions	435	380	145
Long-term AUM subtotal	919	923	405
Liquidity and Overlay Services	462	430	252
Total AUM	$1,381	$1,353	$657
Average Fee Rates1

Fee rate in bps	2022	2021	2020
Equity	70	74	76
Fixed income	35	38	29
Alternatives and Solutions	34	36	58
Long-term AUM	46	51	60
Liquidity and Overlay Services	11	5	15
Total AUM	34	37	42
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

December 2022 Form 10-K	36

Management’s Discussion and Analysis
Supplemental Financial Information
U.S. Bank Subsidiaries
Our U.S. bank subsidiaries, Morgan Stanley Bank N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (together, “U.S. Bank Subsidiaries”), accept deposits, provide loans to a variety of customers, including large corporate and institutional clients as well as high to ultra-high net worth individuals, and invest in securities. Lending activity in the U.S. Bank Subsidiaries from the Institutional Securities business segment primarily includes Secured lending facilities and Commercial real estate loans. Lending activity in the U.S. Bank Subsidiaries from the Wealth Management business segment primarily includes Securities-based lending, which allows clients to borrow money against the value of qualifying securities, and Residential real estate loans.
For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein. For a further discussion about loans and lending commitments, see Notes 10 and 15 to the financial statements.
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At December 31, 2022	At December 31, 2021
Investment securities portfolio:
Investment securities—AFS	$66.9	$81.6
Investment securities—HTM	56.4	61.7
Total investment securities	$123.3	$143.3
Wealth Management Loans[2]
Residential real estate	$54.4	$44.2
Securities-based lending and Other[3]	91.7	85.0
Total, net of ACL	$146.1	$129.2
Institutional Securities Loans[2]
Corporate	$6.9	$6.5
Secured lending facilities	37.1	33.1
Commercial and Residential real estate	10.2	10.4
Securities-based lending and Other	6.0	6.3
Total, net of ACL	$60.2	$56.3
Total Assets	$391.0	$386.1
Deposits[4]	$350.6	$346.2
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
We invest directly, as a principal, in financial instruments and other investments to economically hedge certain of our obligations under these deferred cash-based compensation plans. Changes in the fair value of such investments, net of financing costs, are recorded in Net revenues, and included in Transactional revenues in the Wealth Management business segment. Although changes in compensation expense resulting from changes in the fair value of the referenced investments will generally be offset by changes in the fair value of investments recognized in net revenues, there is typically a timing difference between the immediate recognition of gains and losses on our investments and the deferred recognition of the related compensation expense over the vesting period. While this timing difference may not be material to our Income before provision for income taxes in any individual period, it may impact the Wealth Management business segment reported ratios and operating metrics in certain periods due to potentially significant impacts to net revenues and compensation expenses. At December 31, 2022, substantially all employee notional investments that subjected the Firm to price risk were economically hedged.
Amounts Recognized in Compensation Expense

$ in millions	2022	2021	2020
Deferred cash-based awards	$761	$810	$1,263
Return on referenced investments	(716)	526	856
Total recognized in compensation expense	$45	$1,336	$2,119
Amounts Recognized in Compensation Expense by Segment

$ in millions	2022	2021	2020
Institutional Securities	$(97)	$372	$851
Wealth Management	11	798	1,000
Investment Management	131	166	268
Total recognized in compensation expense	$45	$1,336	$2,119

37	December 2022 Form 10-K

Management’s Discussion and Analysis
Projected Future Compensation Obligation1

$ in millions
Award liabilities at December 31, 2022[2,3]	$4,880
Fully vested amounts to be distributed by the end of February 2023[4]	(729)
Unrecognized portion of prior awards at December 31, 2022[3]	1,096
2022 performance year awards granted in 2023[3]	384
Total[5]	$5,631
1.Amounts relate to performance years 2022 and prior.
2.Balance is reflected in Other liabilities and accrued expenses in the balance sheet as of December 31, 2022.
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
Projected Future Compensation Expense1

$ in millions
Estimated to be recognized in:
2023	$478
2024	292
Thereafter	710
Total	$1,480
1.Amounts relate to performance years 2022 and prior, and do not include assumptions regarding forfeitures or assumptions about future market conditions with respect to referenced investments.
The previous table sets forth an estimate of compensation expense associated with the Projected Future Compensation Obligation. Our projected future compensation obligation and expense for deferred cash-based compensation for performance years 2022 and prior are forward-looking statements subject to uncertainty. Actual results may be materially affected by various factors, including, among other things: the performance of each participant’s referenced investments; changes in market conditions; participants’ allocation of their deferred awards; and participant cancellations or accelerations. See “Forward-Looking Statements” and “Risk Factors” for additional information.
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
We adopted the following accounting updates on January 1, 2023:
•Financial Instruments—Credit Losses. This accounting update eliminates the accounting guidance for Troubled Debt Restructurings (“TDRs”) and requires new disclosures regarding certain modifications of financing receivables (i.e., principal forgiveness, interest rate reductions, other-than-insignificant payment delays and term extensions) to borrowers experiencing financial difficulty. The update also requires disclosure of current period gross charge-offs by year of origination for financing receivables measured at amortized cost. We adopted this update on a prospective basis and noted no impact on our financial condition or results of operation upon adoption.

We are currently evaluating the following accounting update, however, we do not expect a material impact on our financial condition or results of operations upon adoption:

•Fair Value Measurement. This accounting update clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The update also requires additional disclosures including the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restriction and circumstances that could cause the restriction to lapse. The ASU is effective January 1, 2024 with early adoption permitted.

Critical Accounting Estimates
Our financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions (see Note 1 to the financial statements). We believe that of our significant accounting policies (see Note 2 to the financial statements), the following policies involve a higher degree of judgment and complexity.
Fair Value
Financial Instruments Measured at Fair Value
A significant number of our financial instruments are carried at fair value. The use of fair value to measure financial instruments is fundamental to our risk management practices and is our most critical accounting estimate. We make estimates regarding the valuation of assets and liabilities measured at fair value in preparing the financial statements. These assets and liabilities include, but are not limited to:

December 2022 Form 10-K	38

Management’s Discussion and Analysis
•Trading assets and Trading liabilities;
•Investment Securities—AFS;
•Certain Securities purchased under agreements to resell;
•Loans held-for-sale (measured at the lower of amortized cost or fair value);
•Certain Deposits, primarily certificates of deposit;
•Certain Securities sold under agreements to repurchase;
•Certain Other secured financings; and
•Certain Borrowings.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.
In determining fair value, we use various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 represents quoted prices in active markets, Level 2 represents valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. The fair values for the substantial majority of our financial assets and liabilities carried at fair value are based on observable prices and inputs and are classified in level 1 or 2 of the fair value hierarchy. Level 3 financial assets represented 1.4% and 1.1% of our total assets, as of December 31, 2022 and December 31, 2021, respectively.
In periods of market disruption, the observability of prices and inputs, as well as market liquidity may be reduced for many instruments, which could cause an instrument to be recategorized from Level 1 to Level 2 or from Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments carried at fair value. Imprecision in estimating unobservable market inputs or other factors can affect the amount of gain or loss recorded for a particular position. The Firm uses various methodologies and assumptions in the determination of fair value. The use of methodologies or assumptions different than those used by the Firm could result in a different estimate of fair value at the reporting date. For further information on the definition of fair value, Level 1, Level 2, Level 3 and related valuation techniques, and quantitative information about and sensitivity of significant unobservable inputs used in Level 3 fair value measurements, see Notes 2 and 5 to the financial statements.
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
The carrying value of each reporting unit is determined based on the capital allocated to the reporting unit. The estimated fair value of the reporting units is derived based on valuation techniques we believe market participants would use for each of the reporting units. The estimated fair value is generally determined by utilizing a discounted cash flow methodology. In certain instances, we may also utilize methodologies that incorporate price-to-book and price-to-earnings multiples of certain comparable companies.
The discounted cash flow methodology uses projected future cash flows based on the reporting units’ earnings forecast. The discount rate used represents an estimate of the cost of equity for that reporting unit based on the Capital Asset Pricing Model.
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

39	December 2022 Form 10-K

Management’s Discussion and Analysis
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
For both goodwill and intangible assets, to the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For amortizable intangible assets, the new cost basis is amortized over the remaining useful life of that asset. Unanticipated declines in our revenue generating capability, adverse market or economic events, and regulatory actions, could result in material impairment charges in future periods.
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
We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business and involving, among other matters, investment banking advisory services, capital markets activities, sales, trading, financing, prime-brokerage, market-making activities, wealth and investment management services, financial products or offerings sponsored, underwritten or sold by us, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions, limitations on our ability to conduct certain business, or other relief.
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
See Note 15 to the financial statements for additional information on legal contingencies.
Income Taxes
We are subject to the income and indirect tax laws of the U.S., its states and municipalities and those of the foreign

December 2022 Form 10-K	40

Management’s Discussion and Analysis
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
Total Assets by Business Segment

	At December 31, 2022
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$88,362	$39,539	$226	$128,127
Trading assets at fair value	294,884	1,971	4,460	301,315
Investment securities	40,481	119,450	—	159,931
Securities purchased under agreements to resell	102,511	11,396	—	113,907
Securities borrowed	132,619	755	—	133,374
Customer and other receivables	47,515	29,620	1,405	78,540
Loans[1]	67,676	146,105	4	213,785
Other assets[2]	15,789	24,469	10,994	51,252
Total assets	$789,837	$373,305	$17,089	$1,180,231

41	December 2022 Form 10-K

Management’s Discussion and Analysis

	At December 31, 2021
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$91,251	$36,003	$471	$127,725
Trading assets at fair value	288,405	1,921	4,543	294,869
Investment securities	41,407	141,591	—	182,998
Securities purchased under agreements to resell	112,267	7,732	—	119,999
Securities borrowed	128,154	1,559	—	129,713
Customer and other receivables	57,009	37,643	1,366	96,018
Loans[1]	58,822	129,307	5	188,134
Other assets[2]	14,820	22,682	11,182	48,684
Total assets	$792,135	$378,438	$17,567	$1,188,140
1.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheet (see Note 10 to the financial statements).
2.Other assets primarily includes Goodwill and Intangible assets, premises, equipment and software, ROU assets related to leases, other investments and deferred tax assets.
A substantial portion of total assets consists of cash and cash equivalents, liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from market-making, financing and prime brokerage activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio. Total assets of $1,180 billion at December 31, 2022 were relatively unchanged from $1,188 billion at December 31, 2021.
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
At December 31, 2022 and December 31, 2021, we maintained sufficient Liquidity Resources to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.

December 2022 Form 10-K	42

Management’s Discussion and Analysis
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
The amount of Liquidity Resources we hold is based on our risk appetite and is calibrated to meet various internal and regulatory requirements and to fund prospective business activities. The Liquidity Resources are primarily held within the Parent Company and its major operating subsidiaries. The Total HQLA values in the tables immediately following are different from Eligible HQLA, which, in accordance with the LCR rule, also takes into account certain regulatory weightings and other operational considerations.
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2022	September 30, 2022
Cash deposits with central banks	$58,818	$61,447
Unencumbered HQLA securities[1]:
U.S. government obligations	136,020	132,788
U.S. agency and agency mortgage-backed securities	87,591	89,279
Non-U.S. sovereign obligations[2]	20,583	15,812
Other investment grade securities	694	607
Total HQLA[1]	$303,706	$299,933
Cash deposits with banks (non-HQLA)	8,544	8,068
Total Liquidity Resources	$312,250	$308,001
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered French, Japanese, U.K., German and Dutch government obligations.
Liquidity Resources by Bank and Non-Bank Legal Entities

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2022	September 30, 2022
Bank legal entities
U.S.	$134,845	$133,306
Non-U.S.	6,980	7,607
Total Bank legal entities	141,825	140,913
Non-Bank legal entities
U.S.:
Parent Company	56,111	54,189
Non-Parent Company	54,813	55,098
Total U.S.	110,924	109,287
Non-U.S.	59,501	57,801
Total Non-Bank legal entities	170,425	167,088
Total Liquidity Resources	$312,250	$308,001
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
As of December 31, 2022, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2022	September 30, 2022
Eligible HQLA[1]
Cash deposits with central banks	$52,765	$57,133
Securities[2]	186,551	183,102
Total Eligible HQLA[1]	$239,316	$240,235
LCR	132%	136%
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
Secured Financing
The liquid nature of the marketable securities and short-term receivables arising principally from sales and trading

43	December 2022 Form 10-K

Management’s Discussion and Analysis
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
Collateralized Financing Transactions

$ in millions	At December 31, 2022	At December 31, 2021
Securities purchased under agreements to resell and Securities borrowed	$247,281	$249,712
Securities sold under agreements to repurchase and Securities loaned	$78,213	$74,487
Securities received as collateral[1]	$9,954	$10,504

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2022	December 31, 2021
Securities purchased under agreements to resell and Securities borrowed	$261,627	$236,327
Securities sold under agreements to repurchase and Securities loaned	$77,268	$69,565
1.Included within Trading assets in the balance sheet.

See “Total Assets by Business Segment” herein for additional information on the assets shown in the previous table and Notes 2 and 9 to the financial statements for additional information on collateralized financing transactions.
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
Deposits

$ in millions	At December 31, 2022	At December 31, 2021
Savings and demand deposits:
Brokerage sweep deposits[1]	$202,592	$298,352
Savings and other	117,356	34,395
Total Savings and demand deposits	319,948	332,747
Time deposits	36,698	14,827
Total[2]	$356,646	$347,574
1.Amounts represent balances swept from client brokerage accounts.
2.Excludes approximately $6 billion and $9 billion of off-balance sheet deposits at unaffiliated financial institutions as of December 31, 2022 and December 31, 2021, respectively. This client cash held by third parties is not reflected in our balance sheet and is not immediately available for liquidity purposes.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. The increase in total deposits in 2022 was primarily driven by higher Savings and other and Time deposits, partially offset by a reduction in Brokerage sweep deposits.
Borrowings by Remaining Maturity at December 31, 20221

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$4,191	$4,191
Original maturities greater than one year
2023	$11,007	$7,903	$18,910
2024	19,618	10,224	29,842
2025	21,462	8,773	30,235
2026	23,622	5,376	28,998
2027	17,072	6,489	23,561
Thereafter	76,855	25,466	102,321
Total	$169,636	$64,231	$233,867
Total Borrowings	$169,636	$68,422	$238,058
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.

December 2022 Form 10-K	44

Management’s Discussion and Analysis
Borrowings of $238 billion as of December 31, 2022 were relatively unchanged when compared with $233 billion at December 31, 2021.
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
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at February 17, 2023

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	A1	Stable
Rating and Investment Information, Inc.	a-1	A	Positive
S&P Global Ratings	A-2	A-	Stable

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1+	AA-	Stable
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable
On May 17, 2022, S&P Global Ratings upgraded the issuer ratings of the Parent Company from BBB+ to A-, and revised the Parent Company outlook from positive to stable.
On November 4, 2022, Fitch Ratings, Inc. upgraded the issuer ratings of the Parent Company from A to A+, and MSBNA from A+ to AA-, and revised the Parent Company and MSBNA outlooks from positive to stable. Fitch Ratings, Inc. also upgraded the short-term rating of MSBNA from F1 to F1+.
On December 16, 2022, Rating and Investment Information, Inc. revised the Parent Company outlook from stable to positive.
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
Common Stock Repurchases

in millions, except for per share data	2022	2021	2020
Number of shares	113	126	29
Average price per share	$87.25	$91.13	$46.01
Total	$9,865	$11,464	$1,347
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress

45	December 2022 Form 10-K

Management’s Discussion and Analysis
Capital Buffer” herein and Note 18 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	January 17, 2023
Amount per share	$0.775
Date paid	February 15, 2023
Shareholders of record as of	January 31, 2023
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
Capital Buffer Requirements

	At December 31, 2022	At December 31, 2021	At December 31, 2022 and December 31, 2021
	Standardized	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	—	2.5%
SCB[1]	5.8%	5.7%	N/A
G-SIB capital surcharge[2]	3.0%	3.0%	3.0%
CCyB[3]	0%	0%	0%
Capital buffer requirement	8.8%	8.7%	5.5%
1.For additional information on the SCB, see “Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
2.For a further discussion of the G-SIB capital surcharge, see “G-SIB Capital Surcharge” herein.
3.The CCyB can be set up to 2.5% but is currently set by the Federal Reserve at zero.
The capital buffer requirement represents the amount of Common Equity Tier 1 capital we must maintain above the minimum risk-based capital requirements in order to avoid restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. Our capital buffer requirement computed under the standardized approaches for calculating credit risk and market RWAs (“Standardized Approach”) is equal to the sum of our SCB, G-SIB capital surcharge and CCyB, and our capital buffer requirement computed under the applicable advanced approaches for calculating credit risk, market risk and operational risk RWAs (“Advanced Approach”) is equal to our 2.5% capital conservation buffer, G-SIB capital surcharge and CCyB.

December 2022 Form 10-K	46

Management’s Discussion and Analysis
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At December 31, 2022	At December 31, 2021	At December 31, 2022 and December 31, 2021
		Standardized	Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.3%	13.2%	10.0%
Tier 1 capital ratio	6.0%	14.8%	14.7%	11.5%
Total capital ratio	8.0%	16.8%	16.7%	13.5%
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
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At December 31, 2022 and December 31, 2021, the differences between the actual and required ratios were lower under the Standardized Approach.
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
Regulatory Capital Ratios

$ in millions	Required Ratio[1]	At December 31, 2022	Required Ratio[1]	At December 31, 2021
Risk-based capital— Standardized
Common Equity Tier 1 capital		$68,670		$75,742
Tier 1 capital		77,191		83,348
Total capital		86,575		93,166
Total RWA		447,849		471,921
Common Equity Tier 1 capital ratio	13.3%	15.3%	13.2%	16.0%
Tier 1 capital ratio	14.8%	17.2%	14.7%	17.7%
Total capital ratio	16.8%	19.3%	16.7%	19.7%

$ in millions	Required Ratio[1]	At December 31, 2022	At December 31, 2021
Risk-based capital— Advanced
Common Equity Tier 1 capital		$68,670	$75,742
Tier 1 capital		77,191	83,348
Total capital		86,159	92,927
Total RWA		438,806	435,749
Common Equity Tier 1 capital ratio	10.0%	15.6%	17.4%
Tier 1 capital ratio	11.5%	17.6%	19.1%
Total capital ratio	13.5%	19.6%	21.3%

$ in millions	Required Ratio[1]	At December 31, 2022	At December 31, 2021
Leverage-based capital
Adjusted average assets[2]		$1,150,772	$1,169,939
Tier 1 leverage ratio	4.0%	6.7%	7.1%
Supplementary leverage exposure,3		$1,399,403	$1,476,962
SLR	5.0%	5.5%	5.6%
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

47	December 2022 Form 10-K

Management’s Discussion and Analysis
Regulatory Capital

$ in millions	At December 31, 2022	At December 31, 2021	Change
Common Equity Tier 1 capital
Common stock and surplus	$2,782	$11,361	$(8,579)
Retained earnings	95,047	89,679	5,368
AOCI	(6,253)	(3,102)	(3,151)
Regulatory adjustments and deductions:
Net goodwill	(16,393)	(16,641)	248
Net intangible assets	(6,048)	(6,704)	656
Other adjustments and deductions[1]	(465)	1,149	(1,614)
Total Common Equity Tier 1 capital	$68,670	$75,742	$(7,072)
Additional Tier 1 capital
Preferred stock	$8,750	$7,750	$1,000
Noncontrolling interests	552	562	(10)
Additional Tier 1 capital	$9,302	$8,312	$990
Deduction for investments in covered funds	(781)	(706)	(75)
Total Tier 1 capital	$77,191	$83,348	$(6,157)
Standardized Tier 2 capital
Subordinated debt	$7,846	$8,609	$(763)
Eligible ACL	1,613	1,155	458
Other adjustments and deductions	(75)	54	(129)
Total Standardized Tier 2 capital	$9,384	$9,818	$(434)
Total Standardized capital	$86,575	$93,166	$(6,591)
Advanced Tier 2 capital
Subordinated debt	$7,846	$8,609	$(763)
Eligible credit reserves	1,197	916	281
Other adjustments and deductions	(75)	54	(129)
Total Advanced Tier 2 capital	$8,968	$9,579	$(611)
Total Advanced capital	$86,159	$92,927	$(6,768)
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

RWA Rollforward

$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2021	$416,502	$285,247
Change related to the following items:
Derivatives	(21,332)	1,738
Securities financing transactions	(8,217)	24
Investment securities	(2,853)	(8,348)
Commitments, guarantees and loans	12,698	4,881
Equity investments	(3,738)	(3,909)
Other credit risk	4,215	6,005
Total change in credit risk RWA	$(19,227)	$391
Balance at December 31, 2022	$397,275	$285,638
Market risk RWA
Balance at December 31, 2021	$55,419	$55,419
Change related to the following items:
Regulatory VaR	3,700	3,700
Regulatory stressed VaR	1,585	1,585
Incremental risk charge	(4,641)	(4,641)
Comprehensive risk measure	(281)	(292)
Specific risk	(5,208)	(5,208)
Total change in market risk RWA	$(4,845)	$(4,856)
Balance at December 31, 2022	$50,574	$50,563
Operational risk RWA
Balance at December 31, 2021	N/A	$95,083
Change in operational risk RWA	N/A	7,522
Balance at December 31, 2022	N/A	$102,605
Total RWA	$447,849	$438,806
Regulatory VaR—VaR for regulatory capital requirements

In 2022, Credit risk RWA decreased under the Standardized Approach but was relatively unchanged under the Advanced Approach. Under the Standardized Approach, the decrease was primarily driven by lower equity, commodities, and credit Derivatives as well as lower Securities financing transactions from margin lending, partially offset by lending growth. Under the Advanced Approach, lending growth, higher foreign exchange Derivatives exposures and higher other assets exposures were offset by lower Investment securities and Equity Investments.

Market risk RWA decreased in 2022 under both the Standardized and Advanced Approaches primarily driven by lower Incremental Risk Charge driven by exposure reduction in the Fixed Income business and lower Specific risk securitization and non-securitization standardized charges, partially offset by higher Regulatory VaR.

The increase in Operational risk RWA in 2022 reflects higher legal expenses and execution-related losses.
G-SIB Capital Surcharge
We and other U.S. G-SIBs are subject to an additional risk-based capital surcharge, the G-SIB capital surcharge, which must be satisfied using Common Equity Tier 1 capital and which functions as an extension of the capital conservation buffer. The surcharge is calculated based on the G-SIB’s size, interconnectedness, cross-jurisdictional activity, and

December 2022 Form 10-K	48

Management’s Discussion and Analysis
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
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At December 31, 2022	At December 31, 2021
External TLAC[2]			$245,951	$235,681
External TLAC as a % of RWA	18.0%	21.5%	54.9%	49.9%
External TLAC as a % of leverage exposure	7.5%	9.5%	17.6%	16.0%
Eligible LTD[3]			$159,444	$144,659
Eligible LTD as a % of RWA	9.0%	9.0%	35.6%	30.7%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	11.4%	9.8%
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
We are in compliance with all TLAC requirements as of December 31, 2022 and December 31, 2021.
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

49	December 2022 Form 10-K

Management’s Discussion and Analysis
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
A firm’s SCB is subject to revision each year, taking effect from October 1 to reflect the results of the Federal Reserve’s annual supervisory stress test. The Federal Reserve has discretion to recalculate a firm’s SCB outside of the October 1 annual cycle and to require approval for certain actions, in some circumstances. The Federal Reserve also has the authority to impose restrictions on capital actions as a supervisory matter.
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
Average Common Equity Attribution under the Required Capital Framework1

$ in billions	2022	2021	2020
Institutional Securities	$48.8	$43.5	$42.8
Wealth Management[2]	31.0	28.6	20.8
Investment Management[3]	10.6	8.8	2.6
Parent	3.5	16.2	14.0
Total	$93.9	$97.1	$80.2
1.The attribution of average common equity to the business segments is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
2.The total average common equity and the allocation to the Wealth Management business segment in 2022 and 2021 reflect the E*TRADE acquisition on October 2, 2020.
3. The total average common equity and the allocation to the Investment Management business segment in 2021 reflect the Eaton Vance acquisition on March 1, 2021.
We continue to evaluate our Required Capital framework with respect to the impact of evolving regulatory requirements, as appropriate.
Resolution and Recovery Planning
We are required to submit once every two years to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. We submitted our 2021 targeted resolution plan on June 30, 2021. In November 2022, we received joint feedback on our 2021 resolution plan from the Federal Reserve and the FDIC (“Agencies”). The feedback indicated that there are no shortcomings or deficiencies in our 2021 resolution plan and that we had successfully addressed a prior

December 2022 Form 10-K	50

Management’s Discussion and Analysis
shortcoming identified by the Agencies in the review of our 2019 resolution plan. For more information about resolution planning requirements, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning.”
As described in our most recent resolution plan, our preferred resolution strategy is an SPOE strategy. In line with our SPOE strategy, the Parent Company has transferred, and has agreed to transfer on an ongoing basis, certain assets to its wholly owned, direct subsidiary Morgan Stanley Holdings LLC (the “Funding IHC”). In addition, the Parent Company has entered into an amended and restated support agreement with its material entities (including the Funding IHC) and certain other subsidiaries. In the event of a resolution scenario, the Parent Company would be obligated to contribute all of its contributable assets to our supported entities and/or the Funding IHC. The Funding IHC would be obligated to provide capital and liquidity, as applicable, to our supported entities. The combined implication of the SPOE resolution strategy and the requirement to maintain certain levels of TLAC is that losses in resolution would be imposed on the holders of eligible long-term debt and other forms of eligible TLAC issued by the Parent Company before any losses are imposed on creditors of our supported entities and without requiring taxpayer or government financial support.
The obligations of the Parent Company and the Funding IHC under the amended and restated support agreement are in most cases secured on a senior basis by the assets of the Parent Company (other than shares in subsidiaries of the Parent Company and certain other assets) and the assets of the Funding IHC. As a result, claims of our supported entities, including the Funding IHC, with respect to the secured assets, are effectively senior to unsecured obligations of the Parent Company.
For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” and “Risk Factors—Legal, Regulatory and Compliance Risk.”
Regulatory Developments and Other Matters
Covered Fund Restrictions under the Volcker Rule
The Volcker Rule prohibits certain investments and relationships by banking entities with covered funds, as defined in the Volcker Rule. During the current quarter, we have continued our assessment of conformance options permitted under the Volcker Rule with respect to certain legacy illiquid funds for which we previously received a conformance extension until July 21, 2023. These conformance options include, but are not limited to, restructuring our investments, selling a portion or all of our interests in certain legacy illiquid funds and relying on other applicable exemptions and exclusions under the Volcker Rule.
As of December 31, 2022, the carrying value of our investments in those legacy illiquid funds approximated $230 million.
Replacement of London Interbank Offered Rate and Replacement or Reform of Other Interest Rate Benchmarks
Central banks around the world, including the Federal Reserve, have sponsored initiatives in recent years to replace LIBOR and replace or reform certain other interest rate benchmarks (collectively, the “IBORs”). A transition away from use of the IBORs to alternative rates and other potential interest rate benchmark reforms is underway and is a multi-year initiative.
The publication of most non-U.S. dollar LIBOR rates ceased as of the end of December 2021, although certain Sterling and Yen LIBOR rates have been published for a limited period following this date on the basis of a “synthetic” methodology (known as “synthetic LIBOR”). The synthetic Yen LIBOR rates ceased as of the end of December 2022 and the U.K. Financial Conduct Authority (“UK FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that publication of the one- and six-month tenors of synthetic Sterling LIBOR will cease at the end of March 2023 and the three-month synthetic Sterling LIBOR at the end of March 2024.
U.S. dollar LIBOR rates are expected to cease being published as of the end of June 2023. On March 15, 2022 the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. While some states have already adopted LIBOR legislation, the federal legislation expressly preempts any provision of any state or local law, statute, rule, regulation or standard. In addition, the UK FCA is considering the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a synthetic basis until the end of September 2024. This may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation to remain on synthetic U.S. dollar LIBOR until the end of this period.
As of December 31, 2022, our LIBOR-referenced contracts were primarily concentrated in derivative contracts and, to a lesser extent, loans, floating rate notes, preferred shares, securitizations and mortgages. A significant majority of our derivative contracts, and a majority of our non-derivative contracts, contain fallback provisions or otherwise have an expected path that will allow for the transition to an alternative reference rate upon the cessation of the applicable LIBOR rate.
While we have made substantial progress in the transition away from the IBORs, we nonetheless currently remain party to a significant number of U.S. dollar LIBOR-linked

51	December 2022 Form 10-K

Management’s Discussion and Analysis
contracts. For the limited number of U.S. dollar LIBOR-linked contracts without a current market standard fallback, or to which the federal legislation does not apply, we are actively developing appropriate transition plans in light of the planned June 30, 2023 cessation date for the remaining U.S. dollar LIBOR tenors.
Our IBOR transition plan is overseen by a global steering committee, with senior management oversight, and we continue to execute against our Firm-wide IBOR transition plan to complete the transition to alternative reference rates.
See also “Risk Factors—Risk Management” for a further discussion of risks related to the planned replacement of the IBORs and/or reform of interest rate benchmarks.

December 2022 Form 10-K	52

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
We have policies and procedures in place to identify, measure, monitor, escalate, mitigate and control the principal risks involved in the activities of the Institutional Securities, Wealth Management and Investment Management business segments, as well as at the Parent Company level. The principal risks involved in our business activities are both financial and non-financial and include market (including non-trading risks), credit, liquidity, model, operational, compliance, cybersecurity, strategic, reputational and conduct risk. Strategic risk is integrated into our business planning, embedded in the evaluation of all principal risks and overseen by the Board.
The cornerstone of our risk management philosophy is the pursuit of risk-adjusted returns through prudent risk taking that protects our capital base and franchise. This philosophy is implemented through the ERM framework. Five key principles underlie this philosophy: integrity, comprehensiveness, independence, accountability and transparency. To help ensure the efficacy of risk management, which is an essential component of our reputation, senior management requires thorough and frequent reporting and the appropriate escalation of risk matters. The fast-paced, complex and constantly evolving nature of global financial markets requires us to maintain a risk management culture that is incisive, knowledgeable about specialized products and markets, and subject to ongoing review and enhancement.
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
2.Committees include the Securities Risk Committee, Wealth Management Risk Committee and Investment Management Risk Committee.

53	December 2022 Form 10-K

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
Risk Committee of the Board
The BRC assists the Board in its oversight of the ERM framework; oversees major risk exposures of the Firm, including market, credit, model and liquidity risk, against established risk measurement methodologies and the steps management has taken to monitor and control such exposures; oversees our risk appetite statement, including risk limits and tolerances; reviews capital, liquidity and funding strategy and related guidelines and policies; reviews the contingency funding plan and capital planning process; oversees our significant risk management and risk assessment guidelines and policies; oversees the performance of the Chief Risk Officer; reviews reports from our Strategic Transactions Committee, CCAR Committee and RRP Committee; reviews new product risk, emerging risks, climate risk and regulatory matters; and reviews the Internal Audit Department reports on the assessment of the risk management, liquidity and capital functions. The BRC reports to the Board on a regular basis and coordinates with the Board and other Board committees with respect to oversight of risk management and risk assessment guidelines.
Audit Committee of the Board
The Audit Committee of the Board (“BAC”) oversees the integrity of our financial statements, compliance with legal and regulatory requirements, and system of internal controls; oversees risk management and risk assessment guidelines in coordination with the Board and other Board committees; reviews the major legal, compliance and conduct risk exposures of the Firm and the steps management has taken to monitor and control such exposures; selects, determines the fees, evaluates and, when appropriate, replaces the independent auditor; oversees the qualifications, independence and performance of our independent auditor and pre-approves audit and permitted non-audit services; oversees the performance of our Chief Audit Officer; and, after review, recommends to the Board the acceptance and inclusion of the annual audited financial statements in the Firm’s annual report on Form 10-K. The BAC reports to the Board on a regular basis.
Operations and Technology Committee of the Board
The Operations and Technology Committee of the Board (“BOTC”) oversees our operations and technology strategy and significant investments in support of such strategy; oversees operations, technology and operational risk, including information security, fraud, vendor, data protection, privacy, business continuity and resilience, cybersecurity risks and the steps management has taken to monitor and control such exposures; and reviews risk management and risk assessment guidelines in coordination with the Board and other Board committees, and policies regarding operations, technology and operational risk. The BOTC reports to the Board on a regular basis.
Firm Risk Committee
The Board has also authorized the Firm Risk Committee (“FRC”), a management committee appointed and co-chaired by the Chief Executive Officer and Chief Risk Officer, which includes the most senior officers of the Firm from the business, independent risk functions and control groups, to help oversee the ERM framework. The FRC’s responsibilities include: oversight of our risk management principles, procedures and limits; the monitoring of capital levels and material market, credit, model, operational, liquidity, legal, compliance and reputational risk matters, and other risks, as appropriate; and the steps management has taken to monitor and manage such risks. The FRC also establishes and communicates risk tolerance, including aggregate Firm limits and tolerances, as appropriate. The Governance Process Review Subcommittee of the FRC oversees governance and process issues on behalf of the FRC. The FRC reports to the Board, the BAC, the BOTC and the BRC through the Chief Risk Officer, Chief Financial Officer, Chief Legal Officer, and Head of Non-Financial Risk.
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

December 2022 Form 10-K	54

Risk Disclosures
Chief Risk Officer
The Chief Risk Officer, who is independent of business units, reports to the BRC and the Chief Executive Officer. The Chief Risk Officer oversees compliance with our risk limits; approves exceptions to our risk limits; independently reviews material market, credit, model and liquidity risks; and reviews results of risk management processes with the Board, the BRC, the BOTC and the BAC, as appropriate. The Chief Risk Officer also coordinates with the Chief Financial Officer regarding capital and liquidity management and works with the Compensation, Management Development and Succession Committee of the Board to help ensure that the structure and design of incentive compensation arrangements do not encourage unnecessary and excessive risk taking.
Independent Risk Management Functions
The Financial Risk Management functions (Market Risk, Credit Risk, Model Risk and Liquidity Risk Management departments) and Non-Financial Risk Management functions (Compliance, Global Financial Crimes, and Operational Risk departments) are independent of our business units and report to the Chief Risk Officer and Head of Non-Financial Risk, respectively. These functions assist senior management and the FRC in monitoring and controlling our risk through a number of control processes. Each function maintains its own risk governance structure with specified individuals and committees responsible for aspects of managing risk. Further discussion about the responsibilities of the risk management functions may be found under “Market Risk,” “Credit Risk,” “Operational Risk,” “Model Risk” and “Liquidity Risk” and “Legal and Compliance Risk” herein.
Support and Control Groups
Our support and control groups include, but are not limited to, Legal, the Finance Division, Technology Division, Operations Division, the Human Resources Department, Corporate Services, and Firm Strategy and Execution. Our support and control groups coordinate with the business segment control groups to review the risk monitoring and risk management policies and procedures relating to, among other things, controls over financial reporting and disclosure; each business segment’s market, credit and operational risk profile; liquidity risks; model risks; sales practices; reputational, legal enforceability, compliance, conduct and regulatory risk; and technological risks. Participation by the senior officers of the Firm and business segment control groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo thorough review.
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

55	December 2022 Form 10-K

Risk Disclosures
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

December 2022 Form 10-K	56

Risk Disclosures
emerging markets and asset-backed debt, including mortgage-related securities.
We are exposed to equity price, correlation, and implied volatility risk as a result of making markets in equity securities and derivatives and maintaining other positions, including positions in non-public entities. Positions in non-public entities may include, but are not limited to, exposures to private equity, venture capital, private partnerships, real estate funds and other funds. Such positions are less liquid, have longer investment horizons and are more difficult to hedge than listed equities.
We are exposed to foreign exchange rate, correlation, and implied volatility risk as a result of making markets in foreign currencies and foreign currency derivatives, from maintaining foreign exchange positions and from holding non-U.S. dollar-denominated financial instruments.
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

57	December 2022 Form 10-K

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
95%/One-Day Management VaR

	2022
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$37	$31	$43	$21
Equity price	16	23	41	16
Foreign exchange rate	10	8	19	3
Commodity price	26	27	41	15
Less: Diversification benefit[2]	(36)	(40)	N/A	N/A
Primary Risk Categories	$53	$49	$65	$31
Credit Portfolio	19	15	19	12
Less: Diversification benefit[2]	(9)	(11)	N/A	N/A
Total Management VaR	$63	$53	$74	$32

	2021
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$21	$29	$41	$21
Equity price	20	26	170	19
Foreign exchange rate	6	9	24	4
Commodity price	16	14	27	8
Less: Diversification benefit[2]	(31)	(32)	N/A	N/A
Primary Risk Categories	$32	$46	$171	$32
Credit Portfolio	12	15	31	11
Less: Diversification benefit[2]	(12)	(11)	N/A	N/A
Total Management VaR	$32	$50	$175	$32
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
Average Total Management VaR and Average Management VaR for the Primary Risk Categories increased in 2022 from 2021 primarily due to increased market volatility in the interest rate and credit spread categories, as well as the commodity price category which was partially offset by increased diversification benefit.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy. There were 15 trading loss days in 2022, none of which exceeded 95% Total Management VaR, compared to 14 trading loss days in 2021, one of which exceeded 95% Total Management VaR.

December 2022 Form 10-K	58

Risk Disclosures
Daily 95%/One-Day Total Management VaR for 2022
($ in millions)
Daily Net Trading Revenues for 2022
($ in millions)
The previous histogram shows the distribution of daily net trading revenues for 2022. Daily net trading revenues include profits and losses from Interest rate and credit spread, Equity price, Foreign exchange rate, Commodity price, and Credit Portfolio positions and intraday trading activities for our trading businesses. Certain items such as fees, commissions, net interest income and counterparty default risk are excluded from daily net trading revenues and the VaR model. Revenues required for Regulatory VaR backtesting further exclude intraday trading.
Non-Trading Risks
We believe that sensitivity analysis is an appropriate representation of our non-trading risks. The following sensitivity analyses cover substantially all of the non-trading risk in our portfolio.
Credit Spread Risk Sensitivity1

$ in millions	At December 31, 2022	At December 31, 2021
Derivatives	$7	$7
Borrowings carried at fair value	39	48
1.Amounts represent the potential gain for each 1 bps widening of our credit spread.

Credit spread risk sensitivity for borrowings carried at fair value at December 31, 2022 decreased from December 31, 2021 primarily due to widening credit spreads, partially offset by new debt issuance.

The Wealth Management business segment reflects a substantial portion of our non-trading interest rate risk. Historically, net interest income sensitivity for our U.S. Bank Subsidiaries was representative of such sensitivity for the Wealth Management business segment and, accordingly, we presented net interest income sensitivity for our U.S. Bank Subsidiaries. However, over time the Wealth Management business segment has grown its assets that generate net interest income outside of the U.S. Bank Subsidiaries, such as margin and other lending on non-bank entities, and this growth has been further accelerated by the acquisition of E*TRADE. Net interest income in the Wealth Management business segment primarily consists of interest income earned on non-trading assets held, including loans and investment securities, as well as margin and other lending on non-bank entities and interest expense incurred on non-trading liabilities, primarily deposits.
Wealth Management Net Interest Income Sensitivity Analysis1

$ in millions	At December 31, 2022	At December 31, 2021
Basis point change
+100	$643	$1,648
-100	(745)	(1,023)
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
We do not manage to any single rate scenario but rather manage net interest income in our Wealth Management business segment to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. Net interest income sensitivity to interest rates at December

59	December 2022 Form 10-K

Risk Disclosures
31, 2022 decreased from December 31, 2021, primarily driven by the effects of changes in the the mix of our assets and liabilities and significant changes in market rates.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At December 31, 2022	At December 31, 2021
Investments related to Investment Management activities	$431	$407
Other investments:
MUMSS	143	167
Other Firm investments	378	331
We have exposure to public and private companies through direct investments, as well as through funds that invest in these assets. These investments are predominantly equity positions with long investment horizons, a portion of which is for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net revenues associated with a reasonably possible 10% decline in investment values and related impact on performance-based income, as applicable. Investments sensitivity changed between December 31, 2022 and December 31, 2021 with an increase in sensitivity in Other Firm investments primarily due to new investments in Community Reinvestment Act affordable housing, as well as lower sensitivity in MUMSS driven by Yen depreciation.
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

December 2022 Form 10-K	60

Risk Disclosures
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
Loans and Lending Commitments

	At December 31, 2022
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$6,589	$10,634	$—	$17,223
Secured lending facilities	35,606	3,176	6	38,788
Commercial and Residential real estate	8,515	926	2,548	11,989
Securities-based lending and Other	2,865	39	5,625	8,529
Total Institutional Securities	53,575	14,775	8,179	76,529
Wealth Management:
Residential real estate	54,460	4	—	54,464
Securities-based lending and Other	91,797	9	—	91,806
Total Wealth Management	146,257	13	—	146,270
Total Investment Management[1]	4	—	218	222
Total loans[2]	199,836	14,788	8,397	223,021
ACL	(839)			(839)
Total loans, net of ACL	$198,997	$14,788	$8,397	$222,182
Lending commitments[3]				$136,960
Total exposure				$359,142

61	December 2022 Form 10-K

Risk Disclosures

	At December 31, 2021
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$5,567	$8,107	$8	$13,682
Secured lending facilities	31,471	3,879	—	35,350
Commercial and Residential real estate	7,227	1,777	4,774	13,778
Securities-based lending and Other	1,292	45	7,710	9,047
Total Institutional Securities	45,557	13,808	12,492	71,857
Wealth Management:
Residential real estate	44,251	7	—	44,258
Securities-based lending and Other	85,143	17	—	85,160
Total Wealth Management	129,394	24	—	129,418
Total Investment Management[1]	5	—	135	140
Total loans[2]	174,956	13,832	12,627	201,415
ACL	(654)			(654)
Total loans, net of ACL	$174,302	$13,832	$12,627	$200,761
Lending commitments[3]				$134,934
Total exposure				$335,695
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
In 2022, total loans and lending commitments increased by approximately $23 billion, primarily due to growth in Residential real estate loans and Securities-based loans within the Wealth Management business segment, as well as an increase in Secured lending facilities within the Institutional Securities business segment.
See Notes 5, 6, 10 and 15 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$654
ACL—Lending commitments	444
Total at December 31, 2021	1,098
Gross charge-offs	(31)
Recoveries	7
Net (charge-offs) recoveries	(24)
Provision for credit losses	280
Other	(11)
Total at December 31, 2022	$1,343
ACL—Loans	$839
ACL—Lending commitments	504
Provision for Credit Losses by Business Segment

	Year Ended December 31, 2022
$ in millions	IS	WM	Total
Loans	$149	$67	$216
Lending commitments	62	2	64
Total	$211	$69	$280
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

The aggregate allowance for credit losses for loans and lending commitments increased in 2022, reflecting the Provision for credit losses due to portfolio growth and deterioration in macroeconomic outlook.
The base scenario used in our ACL models as of December 31, 2022 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models, and assumes weak economic growth over the forecast period. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product.
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2023	4Q 2024
Year-over-year growth rate	0.4%	1.7%
See Notes 10 to the financial statements for further information. See Note 2 to the financial statements for a discussion of the Firm’s ACL methodology under CECL.

December 2022 Form 10-K	62

Risk Disclosures
Status of Loans Held for Investment

	At December 31, 2022		At December 31, 2021
	IS	WM	IS	WM
Accrual	99.3%	99.9%	98.7%	99.8%
Nonaccrual[1]	0.7%	0.1%	1.3%	0.2%
1.These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.
Net Charge-off Ratios for Loans Held for Investment

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
2022
Net charge-off ratio[1]	(0.09)%	0.01%	0.09%	—%	0.02%	0.01%
Average loans	$6,544	$33,172	$8,234	$49,937	$93,427	$191,314
2021
Net charge-off ratio[1]	0.44%	0.24%	0.38%	—%	0.01%	0.08%
Average loans	$5,184	$27,833	$7,089	$39,111	$75,230	$154,447
2020
Net charge-off ratio[1]	0.41%	—%	0.87%	—%	(0.01)%	0.07%
Average loans	$8,633	$25,281	$7,326	$32,361	$56,018	$129,619
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.
Institutional Securities Loans and Lending Commitments1

	At December 31, 2022
	Contractual Years to Maturity
$ in millions	< 1	1-5	5-15	>15	Total
Loans
AA	$66	$—	$139	$—	$205
A	1,331	787	185	—	2,303
BBB	5,632	10,712	465	—	16,809
BB	11,045	19,219	796	162	31,222
Other NIG	7,274	10,249	3,945	139	21,607
Unrated[2]	95	924	624	2,066	3,709
Total loans, net of ACL	25,443	41,891	6,154	2,367	75,855
Lending commitments
AAA	—	50	—	—	50
AA	2,515	2,935	11	—	5,461
A	5,030	19,717	202	330	25,279
BBB	10,263	39,615	566	—	50,444
BB	3,691	17,656	1,416	96	22,859
Other NIG	1,173	13,872	530	—	15,575
Unrated[2]	—	20	—	3	23
Total lending commitments	22,672	93,865	2,725	429	119,691
Total exposure	$48,115	$135,756	$8,879	$2,796	$195,546

	At December 31, 2021
	Contractual Years to Maturity
$ in millions	< 1	1-5	5-15	>15	Total
Loans
AA	$—	$35	$38	$—	$73
A	890	1,089	675	—	2,654
BBB	5,335	8,944	563	—	14,842
BB	10,734	18,349	814	18	29,915
Other NIG	4,656	10,475	3,439	160	18,730
Unrated[2]	171	665	511	3,753	5,100
Total loans, net of ACL	21,786	39,557	6,040	3,931	71,314
Lending commitments
AAA	—	50	—	—	50
AA	3,283	2,690	—	—	5,973
A	5,255	17,646	407	303	23,611
BBB	6,703	36,096	766	—	43,565
BB	2,859	19,698	3,122	—	25,679
Other NIG	992	13,420	6,180	55	20,647
Unrated[2]	672	40	3	—	715
Total lending commitments	19,764	89,640	10,478	358	120,240
Total exposure	$41,550	$129,197	$16,518	$4,289	$191,554
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At December 31, 2022	At December 31, 2021
Financials	$54,222	$52,066
Real estate	32,358	31,560
Communications services	15,336	12,645
Industrials	14,557	17,446
Information technology	13,790	13,471
Healthcare	12,353	12,618
Consumer discretionary	11,592	11,628
Utilities	10,542	10,310
Energy	9,115	8,544
Consumer staples	7,823	7,855
Materials	6,102	6,394
Insurance	5,925	4,954
Other	1,831	2,063
Total exposure	$195,546	$191,554
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial real estate, and Securities-based lending and Other. As of December 31, 2022, over 90% of our total lending exposure, which consists of loans and lending commitments, is investment grade and/or secured by collateral.
Corporate comprises relationship and event-driven loans and lending commitments supporting general and event-driven financing needs for our institutional clients, which typically consist of revolving lines of credit, term loans and bridge

63	December 2022 Form 10-K

Risk Disclosures
loans; may have varying terms; may be senior or subordinated; may be secured or unsecured; are generally contingent upon representations, warranties and contractual conditions applicable to the borrower; and may be syndicated, traded or hedged. Relationship loans and lending commitments are extended to select institutional clients, primarily for general corporate purposes and generally with the intent to hold for the foreseeable future. Event-driven loans and lending commitments are extended in connection with specific client transactions and are explained in further detail in “Institutional Securities Event-Driven Loans and Lending Commitments” herein.
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
Institutional Securities Event-Driven Loans and Lending Commitments

	At December 31, 2022[1]
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,385	$1,441	$2,771	$6,597
Lending commitments	3,079	861	603	4,543
Total exposure	$5,464	$2,302	$3,374	$11,140

	At December 31, 2021
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$951	$2,088	$1,803	$4,842
Lending commitments	1,619	5,288	8,879	15,786
Total exposure	$2,570	$7,376	$10,682	$20,628
1.In the fourth quarter of the current year, approximately $0.5 billion of loans and $4.0 billion of lending commitments in a portfolio substantially consisting of revolving credit facilities across multiple corporate relationships were reclassified within Corporate Lending from Event Lending to Relationship Lending.
Event-driven loans and lending commitments are associated with an underwriting and/or syndication to finance a specific transaction, such as merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.
Institutional Securities Loans and Lending Commitments Held for Investment

	At December 31, 2022
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,589	$79,882	$86,471
Secured lending facilities	35,606	12,803	48,409
Commercial real estate	8,515	374	8,889
Other	2,865	985	3,850
Total, before ACL	$53,575	$94,044	$147,619
ACL	$(674)	$(484)	$(1,158)

	At December 31, 2021
$ in millions	Loans	Lending Commitments	Total
Corporate	$5,567	$73,585	$79,152
Secured lending facilities	31,471	10,003	41,474
Commercial real estate	7,227	1,475	8,702
Other	1,292	887	2,179
Total, before ACL	$45,557	$85,950	$131,507
ACL	$(543)	$(426)	$(969)
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	Commercial Real Estate	Other	Total
ACL—Loans	$165	$163	$206	$9	$543
ACL—Lending commitments	356	41	20	9	426
Total at December 31, 2021	521	204	226	18	969
Gross charge-offs	—	(3)	(7)	(7)	(17)
Recoveries	6	—	—	—	6
Net (charge-offs) recoveries	6	(3)	(7)	(7)	(11)
Provision for credit losses	124	4	75	8	211
Other	(5)	(1)	(4)	(1)	(11)
Total at December 31, 2022	$646	$204	$290	$18	$1,158
ACL—Loans	$235	$153	$275	$11	$674
ACL—Lending commitments	411	51	15	7	484
Institutional Securities Loans Held for Investment—Ratios of Allowance for Credit Losses to Balance before Allowance

	At December 31, 2022	At December 31, 2021
Corporate	3.6%	3.0%
Secured lending facilities	0.4%	0.5%
Commercial real estate	3.2%	2.9%
Other	0.4%	0.7%
Total Institutional Securities loans	1.3%	1.2%

December 2022 Form 10-K	64

Risk Disclosures
Wealth Management Loans and Lending Commitments

	At December 31, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$80,526	$9,371	$1,692	$140	$91,729
Residential real estate loans	1	32	1,375	52,968	54,376
Total loans, net of ACL	$80,527	$9,403	$3,067	$53,108	$146,105
Lending commitments	12,408	4,501	37	323	17,269
Total exposure	$92,935	$13,904	$3,104	$53,431	$163,374

	At December 31, 2021[1]
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$74,466	$8,927	$1,571	$144	$85,108
Residential real estate loans	4	10	1,231	42,954	44,199
Total loans, net of ACL	$74,470	$8,937	$2,802	$43,098	$129,307
Lending commitments	11,894	2,467	51	282	14,694
Total exposure	$86,364	$11,404	$2,853	$43,380	$144,001
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
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$111
ACL—Lending commitments	18
Total at December 31, 2021	129
Gross charge-offs	(14)
Recoveries	1
Net (charge-offs) recoveries	(13)
Provision for credit losses	69
Total at December 31, 2022	$185
ACL—Loans	$165
ACL—Lending commitments	20
At December 31, 2022, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin and Other Lending

$ in millions	At December 31, 2022	At December 31, 2021
Institutional Securities	$16,591	$40,545
Wealth Management	21,933	30,987
Total	$38,524	$71,532
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
Employee Loans
For information on employee loans and related ACL, see Note 10 to the financial statements.

65	December 2022 Form 10-K

Risk Disclosures
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2022
Less than 1 year	$2,903	$18,166	$40,825	$32,373	$10,730	$104,997
1-3 years	1,818	8,648	17,113	19,365	6,974	53,918
3-5 years	655	6,834	8,632	9,105	4,049	29,275
Over 5 years	4,206	42,613	45,488	46,660	8,244	147,211
Total, gross	$9,582	$76,261	$112,058	$107,503	$29,997	$335,401
Counterparty netting	(4,037)	(60,451)	(79,334)	(85,786)	(17,415)	(247,023)
Cash and securities collateral	(3,632)	(13,402)	(28,776)	(14,457)	(5,198)	(65,465)
Total, net	$1,913	$2,408	$3,948	$7,260	$7,384	$22,913

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2021
Less than 1 year	$1,561	$11,088	$32,069	$25,680	$11,924	$82,322
1-3 years	780	4,577	16,821	15,294	6,300	43,772
3-5 years	593	4,807	6,805	8,030	3,317	23,552
Over 5 years	4,359	26,056	61,091	44,091	4,633	140,230
Total, gross	$7,293	$46,528	$116,786	$93,095	$26,174	$289,876
Counterparty netting	(3,093)	(36,957)	(91,490)	(68,365)	(11,642)	(211,547)
Cash and securities collateral	(3,539)	(7,608)	(20,500)	(17,755)	(5,762)	(55,164)
Total, net	$661	$1,963	$4,796	$6,975	$8,770	$23,165

$ in millions	At December 31, 2022	At December 31, 2021
Industry
Financials	$6,294	$5,096
Utilities	5,656	5,918
Energy	2,851	2,587
Regional governments	2,052	963
Industrials	1,433	985
Communications services	1,051	348
Consumer staples	687	324
Healthcare	565	682
Information technology	480	1,060
Sovereign governments	410	386
Materials	317	240
Consumer Discretionary	290	3,069
Not-for-profit organizations	204	531
Insurance	185	174
Real estate	95	280
Other	343	522
Total	$22,913	$23,165
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
For additional credit exposure information on our credit derivative portfolio, see Note 7 to the financial statements.

December 2022 Form 10-K	66

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
Top 10 Non-U.S. Country Exposures at December 31, 2022

$ in millions	United Kingdom	Germany	France	Japan	Brazil
Sovereign
Net inventory[1]	$(241)	$981	$1,936	$2,522	$3,087
Net counterparty exposure[2]	2	104	10	142	—
Exposure before hedges	(239)	1,085	1,946	2,664	3,087
Hedges[3]	(56)	(284)	(6)	(167)	(177)
Net exposure	$(295)	$801	$1,940	$2,497	$2,910

Non-sovereign
Net inventory[1]	$1,400	$454	$203	$974	$63
Net counterparty exposure[2]	13,064	4,059	4,002	3,675	494
Loans	5,020	1,034	438	334	289
Lending commitments	6,624	3,911	2,617	—	379
Exposure before hedges	26,108	9,458	7,260	4,983	1,225
Hedges[3]	(1,990)	(1,603)	(1,838)	(602)	(32)
Net exposure	$24,118	$7,855	$5,422	$4,381	$1,193
Total net exposure	$23,823	$8,656	$7,362	$6,878	$4,103

$ in millions	Canada	China	Australia	India	Spain
Sovereign
Net inventory[1]	$(195)	$308	$(1,076)	$886	$(499)
Net counterparty exposure[2]	60	190	71	—	52
Exposure before hedges	(135)	498	(1,005)	886	(447)
Hedges[3]	—	(66)	—	—	(8)
Net exposure	$(135)	$432	$(1,005)	$886	$(455)

Non-sovereign
Net inventory[1]	$525	$948	$523	$992	$303
Net counterparty exposure[2]	1,450	724	896	717	456
Loans	230	410	1,671	139	2,055
Lending commitments	1,360	671	958	—	830
Exposure before hedges	3,565	2,753	4,048	1,848	3,644
Hedges[3]	(157)	(111)	(261)	—	(578)
Net exposure	$3,408	$2,642	$3,787	$1,848	$3,066
Total net exposure	$3,273	$3,074	$2,782	$2,734	$2,611
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
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held against Net Counterparty Exposure1

$ in millions		At December 31, 2022
Country of Risk	Collateral[2]
United Kingdom	U.K., U.S. and France	$9,056
Japan	Japan and U.S.	5,962
Other	Italy, France, and Spain	18,557
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at December 31, 2022.
2.Primarily consists of cash and government obligations of the countries listed.

67	December 2022 Form 10-K

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
In addition, we employ a variety of risk processes and mitigants to manage our operational risk exposures. These include a governance framework, a comprehensive risk management program and insurance. Operational risks and associated risk exposures are assessed relative to the risk appetite reviewed and confirmed by the Board and are prioritized accordingly.
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
The Operational Risk Department (“ORD”) provides independent oversight of operational risk and assesses, measures and monitors operational risk against appetite. The ORD works with the divisions and control groups to embed a transparent, consistent and comprehensive framework for managing operational risk within each area and across the Firm.
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
Firm Resilience
The Firm’s critical processes and businesses could be disrupted by events including cyber attacks, failure or loss of access to technology and/or associated data, military conflicts, acts of terror, natural disasters, severe weather events and infectious disease. The Firm maintains a resilience program designed to provide for operational resilience and enable it to respond to and recover critical processes and supporting assets in the event of a disruption impacting our people, technology, facilities and third parties. The key elements of the Firm’s resilience program include business continuity and technical recovery planning, and testing both internally and with critical third parties to validate recovery capability in accordance with business requirements. The Firm Resilience program is applied consistently Firmwide and is aligned with regulatory requirements.
Third-Party Risk Management
In connection with our ongoing operations, we utilize the services of third-party suppliers, which we anticipate will continue and may increase in the future. These services

December 2022 Form 10-K	68

Risk Disclosures
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

69	December 2022 Form 10-K

Risk Disclosures
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
Climate Risk
Climate change manifests as physical and transition risks. The physical risks of climate change include acute events, such as flooding, hurricanes, heatwaves and wildfires, and chronic, longer-term shifts in climate patterns, such as increasing global average temperatures, rising sea levels, and droughts. Transition risks are policy, legal, technological, and market changes to address climate risks and include changes in consumer behavior, shareholder preferences, and any additional regulatory and legislative requirements, such as carbon taxes.
Climate risk, which is not expected to have a significant effect on our consolidated results of operations or financial condition in the near-term, is an overarching risk that can impact other categories of risk over the longer-term. Physical risk may lead to increased credit risk by diminishing borrowers’ repayment capacity or impacting the value of collateral. In addition, physical risk could pose increased operational risk to our facilities and people. The impacts of transition risk may lead to and amplify credit risk or market risk by reducing our customers’ operating income or the value of their assets as well as exposing us to reputational and/or litigation risk due to increased legal and regulatory scrutiny or negative public sentiment.
As climate risk is interconnected with other risk types, including geopolitical risks, we have developed and continue to enhance processes to embed climate risk considerations into our risk management strategies, established for risks such as market, credit and operational risks, as well as our governance structures. The BRC oversees Firmwide risks, which include climate risk, and, as part of its oversight, receives updates on our risk management approach to climate risk, including our approaches towards scenario analysis and integration of climate risk into our existing risk management processes. Our climate risk management efforts are overseen by the Climate Risk Committee, which is co-chaired by our Chief Risk Officer and Chief Sustainability Officer and
shapes our approach to managing climate-related risks in line with our overall risk framework.

December 2022 Form 10-K	70

Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Morgan Stanley:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Morgan Stanley and subsidiaries (the “Firm”) as of December 31, 2022 and 2021, the related consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Firm as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Firm’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Firm’s internal control over financial reporting.
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
The Firm’s trading and financing activities result in the Firm carrying material financial instruments having limited price transparency. These financial instruments can span a broad array of product types and generally include derivative, security, loan, and borrowing positions. As described in Note 5, these Level 3 financial instruments approximate $10.1 billion and $6.1 billion, respectively, of financial assets and liabilities carried at fair value on a recurring basis at December 31, 2022. Unlike financial instruments whose inputs are readily observable and, therefore, more easily independently corroborated, the valuation of financial instruments classified as Level 3 is inherently subjective and often involves the use of unobservable inputs and proprietary valuation models whose underlying algorithms and valuation methodologies are complex.

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

71	December 2022 Form 10-K

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

/s/ Deloitte & Touche LLP
New York, New York
February 24, 2023

We have served as the Firm’s auditor since 1997.

December 2022 Form 10-K	72

Consolidated Income Statement

in millions, except per share data	2022	2021	2020
Revenues
Investment banking	$5,599	$10,994	$7,674
Trading	13,928	12,810	13,983
Investments	15	1,376	986
Commissions and fees	4,938	5,521	4,851
Asset management	19,578	19,967	14,272
Other	283	1,042	678
Total non-interest revenues	44,341	51,710	42,444
Interest income	21,595	9,411	10,162
Interest expense	12,268	1,366	3,849
Net interest	9,327	8,045	6,313
Net revenues	53,668	59,755	48,757
Provision for credit losses	280	4	761
Non-interest expenses
Compensation and benefits	23,053	24,628	20,854
Brokerage, clearing and exchange fees	3,458	3,341	2,929
Information processing and communications	3,493	3,119	2,465
Professional services	3,070	2,933	2,205
Occupancy and equipment	1,729	1,725	1,559
Marketing and business development	905	643	434
Other	3,591	3,694	3,132
Total non-interest expenses	39,299	40,083	33,578
Income before provision for income taxes	14,089	19,668	14,418
Provision for income taxes	2,910	4,548	3,239
Net income	$11,179	$15,120	$11,179
Net income applicable to noncontrolling interests	150	86	183
Net income applicable to Morgan Stanley	$11,029	$15,034	$10,996
Preferred stock dividends	489	468	496
Earnings applicable to Morgan Stanley common shareholders	$10,540	$14,566	$10,500
Earnings per common share
Basic	$6.23	$8.16	$6.55
Diluted	6.15	8.03	6.46
Average common shares outstanding
Basic	1,691	1,785	1,603
Diluted	1,713	1,814	1,624

Consolidated Comprehensive Income Statement

$ in millions	2022	2021	2020
Net income	$11,179	$15,120	$11,179
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(337)	(331)	170
Change in net unrealized gains (losses) on available-for-sale securities	(4,437)	(1,542)	1,580
Pension and other	43	(53)	146
Change in net debt valuation adjustment	1,502	696	(1,028)
Net change in cash flow hedges	(4)	—	—
Total other comprehensive income (loss)	$(3,233)	$(1,230)	$868
Comprehensive income	$7,946	$13,890	$12,047
Net income applicable to noncontrolling interests	150	86	183
Other comprehensive income (loss) applicable to noncontrolling interests	(82)	(90)	42
Comprehensive income applicable to Morgan Stanley	$7,878	$13,894	$11,822

See Notes to Consolidated Financial Statements	73	December 2022 Form 10-K

Consolidated Balance Sheet

$ in millions, except share data	At December 31, 2022	At December 31, 2021
Assets
Cash and cash equivalents	$128,127	$127,725
Trading assets at fair value ($124,411 and $104,186 were pledged to various parties)	301,315	294,869
Investment securities (includes $84,297 and $102,830 at fair value)	159,931	182,998
Securities purchased under agreements to resell (includes $8 and $7 at fair value)	113,907	119,999
Securities borrowed	133,374	129,713
Customer and other receivables	78,540	96,018
Loans:
Held for investment (net of allowance for credit losses of $839 and $654)	198,997	174,302
Held for sale	14,788	13,832
Goodwill	16,652	16,833
Intangible assets (net of accumulated amortization of $4,253 and $3,819)	7,618	8,360
Other assets	26,982	23,491
Total assets	$1,180,231	$1,188,140
Liabilities
Deposits (includes $4,796 and $1,940 at fair value)	$356,646	$347,574
Trading liabilities at fair value	154,438	158,328
Securities sold under agreements to repurchase (includes $864 and $791 at fair value)	62,534	62,188
Securities loaned	15,679	12,299
Other secured financings (includes $4,550 and $5,133 at fair value)	8,158	10,041
Customer and other payables	216,134	228,685
Other liabilities and accrued expenses	27,353	29,300
Borrowings (includes $78,720 and $76,340 at fair value)	238,058	233,127
Total liabilities	1,079,000	1,081,542
Commitments and contingent liabilities (see Note 15)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,750	7,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,675,487,409 and 1,772,226,530	20	20
Additional paid-in capital	29,339	28,841
Retained earnings	94,862	89,432
Employee stock trusts	4,881	3,955
Accumulated other comprehensive income (loss)	(6,253)	(3,102)
Common stock held in treasury at cost, $0.01 par value (363,406,570 and 266,667,449 shares)	(26,577)	(17,500)
Common stock issued to employee stock trusts	(4,881)	(3,955)
Total Morgan Stanley shareholders’ equity	100,141	105,441
Noncontrolling interests	1,090	1,157
Total equity	101,231	106,598
Total liabilities and equity	$1,180,231	$1,188,140

December 2022 Form 10-K	74	See Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Total Equity

$ in millions	2022	2021	2020
Preferred Stock
Beginning balance	$7,750	$9,250	$8,520
Issuance of preferred stock	1,000	1,300	730
Redemption of preferred stock	—	(2,800)	—
Ending balance	8,750	7,750	9,250
Common Stock
Beginning and ending balance	20	20	20
Additional Paid-in Capital
Beginning balance	28,841	25,546	23,935
Share-based award activity	503	1,117	518
Issuance of preferred stock	(6)	(25)	—
Issuance of common stock for the acquisition of Eaton Vance	—	2,185	—
Issuance of common stock for the acquisition of E*TRADE	—	—	1,093
Other net increases (decreases)	1	18	—
Ending balance	29,339	28,841	25,546
Retained Earnings
Beginning balance	89,432	78,694	70,589
Cumulative adjustment related to the adoption of the financial instruments-credit losses accounting update[1]	—	—	(100)
Net income applicable to Morgan Stanley	11,029	15,034	10,996
Preferred stock dividends[2]	(489)	(468)	(496)
Common stock dividends[2]	(5,108)	(3,818)	(2,295)
Other net increases (decreases)	(2)	(10)	—
Ending balance	94,862	89,432	78,694
Employee Stock Trusts
Beginning balance	3,955	3,043	2,918
Share-based award activity	926	912	125
Ending balance	4,881	3,955	3,043
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(3,102)	(1,962)	(2,788)
Net change in Accumulated other comprehensive income (loss)	(3,151)	(1,140)	826
Ending balance	(6,253)	(3,102)	(1,962)
Common Stock Held in Treasury at Cost
Beginning balance	(17,500)	(9,767)	(18,727)
Share-based award activity	1,794	1,210	932
Repurchases of common stock and employee tax withholdings	(10,871)	(12,075)	(1,890)
Issuance of common stock for the acquisition of Eaton Vance	—	3,132	—
Issuance of common stock for the acquisition of E*TRADE	—	—	9,918
Ending balance	(26,577)	(17,500)	(9,767)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(3,955)	(3,043)	(2,918)
Share-based award activity	(926)	(912)	(125)
Ending balance	(4,881)	(3,955)	(3,043)
Noncontrolling Interests
Beginning balance	1,157	1,368	1,148
Net income applicable to noncontrolling interests	150	86	183
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(82)	(90)	42
Other net increases (decreases)	(135)	(207)	(5)
Ending balance	1,090	1,157	1,368
Total Equity	$101,231	$106,598	$103,149
1.See Note 2 for further information regarding cumulative adjustments for accounting changes.
2.See Note 18 for information regarding dividends per share for each class of stock.

See Notes to Consolidated Financial Statements	75	December 2022 Form 10-K

Consolidated Cash Flow Statement

$ in millions	2022	2021	2020
Cash flows from operating activities
Net income	$11,179	$15,120	$11,179
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	(849)	4	(250)
Stock-based compensation expense	1,875	2,085	1,312
Depreciation and amortization	3,998	4,216	3,769
Provision for credit losses	280	4	761
Other operating adjustments	618	(147)	274
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(39,422)	9,075	15,551
Securities borrowed	(3,661)	(17,322)	(5,076)
Securities loaned	3,380	4,568	(1,541)
Customer and other receivables and other assets	14,664	774	(29,774)
Customer and other payables and other liabilities	(4,897)	7,758	10,187
Securities purchased under agreements to resell	6,092	(3,765)	(28,010)
Securities sold under agreements to repurchase	346	11,601	(3,613)
Net cash provided by (used for) operating activities	(6,397)	33,971	(25,231)
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(3,078)	(2,308)	(1,444)
Changes in loans, net	(23,652)	(36,106)	(17,949)
AFS securities[1]:
Purchases	(24,602)	(42,469)	(39,478)
Proceeds from sales	22,014	20,652	13,750
Proceeds from paydowns and maturities	13,435	26,375	15,664
HTM securities[1]:
Purchases	(5,231)	(27,102)	(20,299)
Proceeds from paydowns and maturities	9,829	14,541	8,853
Cash paid as part of the Eaton Vance acquisition, net of cash acquired	—	(2,648)	—
Cash acquired as part of the E*TRADE acquisition	—	—	3,807
Other investing activities	(347)	(832)	(802)
Net cash provided by (used for) investing activities	(11,632)	(49,897)	(37,898)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	(884)	(625)	2,794
Deposits	1,659	36,897	75,417
Issuance of preferred stock, net of issuance costs	994	1,275	—
Proceeds from issuance of Borrowings	72,460	90,273	60,726
Payments for:
Borrowings	(34,898)	(70,124)	(50,484)
Repurchases of common stock and employee tax withholdings	(10,871)	(12,075)	(1,890)
Cash dividends	(5,401)	(4,171)	(2,739)
Other financing activities	(345)	97	(40)
Net cash provided by (used for) financing activities	22,714	41,547	83,784
Effect of exchange rate changes on cash and cash equivalents	(4,283)	(3,550)	2,828
Net increase (decrease) in cash and cash equivalents	402	22,071	23,483
Cash and cash equivalents, at beginning of period	127,725	105,654	82,171
Cash and cash equivalents, at end of period	$128,127	$127,725	$105,654
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$9,819	$1,303	$4,120
Income taxes, net of refunds	4,147	4,231	2,591
1.The prior period amounts have been revised to present Purchases, Proceeds from sales and Proceeds from paydowns and maturities separately between AFS securities and HTM securities.

December 2022 Form 10-K	76	See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
1. Introduction and Basis of Presentation
The Firm
Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley” or the “Firm” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. Disclosures reflect the effects of the acquisition of Eaton Vance Corp. (“Eaton Vance”) and E*TRADE Financial Corporation (“E*TRADE”) prospectively from the acquisition dates, March 1, 2021 and October 2, 2020, respectively. See Note 3 to the financial statements for further information. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-K.
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
Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses and institutions covering: financial advisor-led brokerage, custody, administrative and investment advisory services; self-directed brokerage services; financial and wealth planning services; workplace services, including stock plan administration; securities-based lending, residential real estate loans and other lending products; banking; and retirement plan services.
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

77	December 2022 Form 10-K

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
•Morgan Stanley & Co. International plc (“MSIP”),
•Morgan Stanley Capital Services LLC (“MSCS”),
•Morgan Stanley Capital Group Inc. (“MSCG”),
•Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”),
•Morgan Stanley Bank, N.A. (“MSBNA”),
•Morgan Stanley Private Bank, National Association (“MSPBNA”) and
•E*TRADE Securities LLC.

For further information on the Firm’s significant regulated U.S. and international subsidiaries, see Note 17.
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

December 2022 Form 10-K	78

Notes to Consolidated Financial Statements
Other Items
Revenues from certain commodities-related contracts are recognized as the promised goods or services are delivered to the customer.
Receivables from contracts with customers are recognized in Customer and other receivables in the balance sheet when the underlying performance obligations have been satisfied and the Firm has the right per the contract to bill the customer. Contract assets are recognized in Other assets when the Firm has satisfied its performance obligations but customer payment is conditional on something other than the passage of time. Contract liabilities are recognized in Other liabilities when the Firm has collected payment from a customer based on the terms of the contract but the underlying performance obligations are not yet satisfied.
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
Fair Value of Financial Instruments
Instruments within Trading assets and Trading liabilities are measured at fair value, either as required or allowed by accounting guidance. These financial instruments primarily represent the Firm’s trading and investment positions and include both cash and derivative products. In addition, securities classified as Available-for-Sale (“AFS”) are measured at fair value.
Gains and losses on instruments carried at fair value are reflected in Trading revenues, Investments revenues or Investment banking revenues in the income statement, except for gains and losses related to AFS securities (see “AFS Investment Securities” section herein and Note 8) and derivatives accounted for as hedges, as well as economic derivative hedges associated with certain held-for-sale and held-for-investment corporate loans and lending commitments (see “Hedge Accounting” and “Other Hedges” herein and Note 7).
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

79	December 2022 Form 10-K

Notes to Consolidated Financial Statements
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

December 2022 Form 10-K	80

Notes to Consolidated Financial Statements
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
Hedge Accounting
The Firm applies hedge accounting using various derivative financial instruments for the following types of hedges: hedges of changes in the fair value of assets and liabilities due to the risk being hedged (fair value hedges); hedges of variability in forecasted cash flows from floating-rate assets due to contractually specified interest rates (cash flow hedges) and hedges of net investments in foreign operations whose functional currency is different from the reporting currency of the Parent Company (net investment hedges). These financial instruments are included within Trading assets—Derivative and other contracts or Trading liabilities—Derivative and other contracts in the balance sheet. For hedges where hedge accounting is being applied, the Firm performs effectiveness testing and other procedures. The change in the fair value of the designated portion of the hedging instrument should be highly correlated, between 80 and 125 percent of the change in the fair value, cash flows, or carrying value (due to translation gains or losses) of the hedged item attributable to the risk being hedged. The Firm considers the impact of valuation adjustments related to counterparty credit spreads and its own credit spreads to determine whether they would cause the hedging relationship to be ineffective.
Fair Value Hedges—Interest Rate Risk
The Firm’s designated fair value hedges consist of interest rate swaps designated as hedges of changes in the benchmark interest rate of certain fixed rate AFS securities and senior borrowings. The Firm also designates interest rate swaps as fair value hedges of changes in the benchmark interest rate of certain fixed rate deposits. The Firm is permitted to hedge the full, or part of the contractual term of the hedged instrument. The Firm uses regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships. For qualifying fair value hedges of benchmark interest rates, the change in the fair value of the derivative, offset by the change in the fair value attributable to the change in the benchmark interest rate risk of the hedged asset (liability), is recognized in earnings each period as a component of Interest income (expense). For AFS securities, the change in fair value of the hedged item due to changes other than the risk being hedged will continue to be reported in OCI. When a derivative is de-designated as a hedge, any basis adjustment remaining on the hedged asset (liability) is amortized to Interest income (expense) over the

81	December 2022 Form 10-K

Notes to Consolidated Financial Statements
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
Cash Flow Hedges—Interest Rate Risk
The Firm’s designated cash flow hedges consist of interest rate derivatives designated as hedges of variability in forecasted cash flows from floating-rate assets due to changes in the contractually specified interest rates. The Firm uses regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships.
The objective of this strategy is to hedge the risk of changes in the hedged item’s cash flows attributable to changes in the contractually specified interest rate. For qualifying cash flow hedges of contractually specified interest rates, changes in the fair value of the derivative are recorded in OCI and subsequently reclassified to earnings in the same periods when the hedged item affects earnings. If cash flow hedge accounting is discontinued, AOCI is released into earnings immediately if the cash flow of the hedged item is probable of not occurring. Otherwise the amount in AOCI is released into earnings as the forecasted transaction affects earnings.
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
Presentation of ACL and Provision for Credit Losses

	ACL	Provision for Credit Losses
AFS securities	Contra investment securities	Other revenue

December 2022 Form 10-K	82

Notes to Consolidated Financial Statements
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
Loans Held for Sale
Loans held for sale are measured at the lower of amortized cost or fair value, with valuation changes recorded in Other revenues. The Firm determines the valuation allowance on an individual loan basis, except for residential mortgage loans for which the valuation allowance is determined at the loan product level. Any decreases in fair value below the initial carrying amount and any recoveries in fair value up to the initial carrying amount are recorded in Other revenues. Increases in fair value above initial carrying value are not recognized.
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
Factors considered by management when determining the ACL include payment status, fair value of collateral and

83	December 2022 Form 10-K

Notes to Consolidated Financial Statements
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

Credit quality indicators considered in developing the ACL include:

•Corporate loans, secured lending facilities, commercial real estate loans and securities, and other loans: Internal risk ratings developed by the CRM that are refreshed at least annually, and more frequently as necessary. These ratings generally correspond to external ratings published by S&P. The Firm also considers transaction structure, including type of collateral, collateral terms and position of the obligation within the capital structure. In addition, for commercial real estate, the Firm considers property type and location, net operating income and LTV ratios, among other factors, as well as commercial real estate price and credit spread indices and capitalization rates.
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
Troubled Debt Restructurings

The Firm may modify the terms of certain loans for economic or legal reasons related to a borrower’s financial difficulties by granting one or more concessions that the Firm would not otherwise consider. Such modifications are accounted for and reported as troubled debt restructurings (“TDR”). A loan that has been modified in a TDR is generally considered to be impaired and is evaluated individually. TDRs are also generally classified as nonaccrual and may be returned to accrual status only after the Firm expects repayment of the remaining contractual principal and interest and there is sustained repayment performance for a reasonable period.
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

December 2022 Form 10-K	84

Notes to Consolidated Financial Statements
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
Goodwill and Intangible Assets
The Firm tests goodwill and indefinite-lived intangible assets for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Firm tests goodwill for impairment at the reporting unit level, which is generally at the level of or one level below the asset's business segment. The Firm tests indefinite-lived intangible assets for impairment at the aggregate level of management contracts. For both the annual and interim tests, the Firm has the option to either (i) perform a quantitative impairment test or (ii) first perform a qualitative assessment to determine whether it is more likely than not that the fair value is less than its carrying amount, in which case the quantitative test would be performed.
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

85	December 2022 Form 10-K

Notes to Consolidated Financial Statements
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
Stock-based awards generally contain clawback and cancellation provisions. Certain awards provide the Firm discretion to claw back or cancel all or a portion of the award under specified circumstances. Compensation expense for those awards is adjusted for changes in the fair value of the Firm’s common stock or the relevant model valuation, as appropriate, until conversion, exercise or expiration. The Firm also operates an Employee Stock Purchase Plan (“ESPP”) which allows U.S. employees to purchase shares of the Firm at a discount.
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

December 2022 Form 10-K	86

Notes to Consolidated Financial Statements
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
Accounting Update Adopted in 2022
Reference Rate Reform

The Firm has adopted the Reference Rate Reform accounting update, which extends the period of time entities can utilize the reference rate reform relief guidance from December 31, 2022 to December 31, 2024. The relief provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. The Firm is applying the accounting relief as relevant contract and hedge accounting relationship modifications are made during the course of the reference rate reform transition period. There was no impact to the Firm’s financial statements upon issuance of this accounting standard update.
Accounting Updates Adopted in 2020
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

87	December 2022 Form 10-K

Notes to Consolidated Financial Statements
At transition on January 1, 2020, the adoption of this accounting standard resulted in an increase in the allowance for credit losses of $131 million with a corresponding reduction in Retained earnings of $100 million, net of tax. The adoption impact was primarily attributable to a $124 million increase in the allowance for credit losses on employee loans.
3. Acquisitions
Acquisition of Eaton Vance
On March 1, 2021, the Firm completed the acquisition of 100% of Eaton Vance in a stock and cash transaction, which increased the scale and breadth of the Investment Management business segment. Total consideration for the transaction was approximately $8.7 billion, which consisted of the $5.3 billion fair value of 69 million common shares issued from Common stock held in treasury and cash of approximately $3.4 billion.
Upon acquisition, the assets and liabilities of Eaton Vance were adjusted to their respective fair values as of the closing date of the transaction, including the identifiable intangible assets acquired. In addition, the excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The fair value estimates used in valuing certain acquired assets and liabilities are based, in part, on inputs that are unobservable. For intangible assets, these included, but are not limited to, forecasted future cash flows, revenue growth rates, attrition rates and discount rates.
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
Eaton Vance Net revenues of approximately $1,818 million and Net income of approximately $413 million were included in the Firm’s consolidated results for the period from March 1, 2021 to December 31, 2021.
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
Acquisition of E*TRADE
On October 2, 2020, the Firm completed the acquisition of 100% of E*TRADE in a stock-for-stock transaction, which increased the scale and breadth of the Wealth Management business segment. Total consideration for the transaction was approximately $11.9 billion, which principally consisted of the $11 billion fair value of 233 million common shares issued from Common stock held in treasury, at an exchange ratio of 1.0432 per E*TRADE common share. In addition, the Firm issued Series M and Series N preferred shares with a fair value of approximately $0.7 billion in exchange for E*TRADE’s existing preferred stock.
Upon acquisition, the assets and liabilities of E*TRADE were adjusted to their respective fair values as of the closing date of the transaction, including the identifiable intangible assets acquired. In addition, the excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The fair value estimates used in valuing certain acquired assets and liabilities are based, in part, on inputs that are unobservable. For intangible assets, these include, but are not

December 2022 Form 10-K	88

Notes to Consolidated Financial Statements
limited to, forecasted future cash flows, revenue growth rates, customer attrition rates and discount rates.
E*TRADE Purchase Price Allocation

$ in millions	At October 2, 2020
Assets
Cash and cash equivalents	$3,807
Trading assets at fair value:
Loans and lending commitments	1,124
Investments	44
Investment securities	48,855
Securities borrowed	975
Customer and other receivables	12,267
Loans:
Held for investment	462
Goodwill	4,270
Intangible assets[1]	3,282
Other assets	1,351
Total assets	$76,437
Liabilities
Deposits	$44,890
Securities loaned	766
Customer and other payables	15,488
Other liabilities and accrued expenses	1,688
Borrowings	1,665
Total liabilities	$64,497
1.Acquired intangible assets are primarily composed of $2.8 billion related to customer relationships with a weighted-average life of 17 years.
E*TRADE’s results were included in the Firm’s consolidated results for the period from October 2, 2020 to December 31, 2020. For this period, Net revenues were approximately $600 million, and Net income (loss) was not material.
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
4. Cash and Cash Equivalents

$ in millions	At December 31, 2022	At December 31, 2021
Cash and due from banks	$5,409	$8,394
Interest bearing deposits with banks	122,718	119,331
Total Cash and cash equivalents	$128,127	$127,725
Restricted cash	$35,380	$40,887
For additional information on cash and cash equivalents, including restricted cash, see Note 2.
5. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$38,462	$42,263	$17	$—	$80,742
Other sovereign government obligations	24,644	4,769	169	—	29,582
State and municipal securities	—	1,503	145	—	1,648
MABS	—	1,774	416	—	2,190
Loans and lending commitments[2]	—	6,380	2,017	—	8,397
Corporate and other debt	—	23,351	2,096	—	25,447
Corporate equities[3]	97,869	1,019	116	—	99,004
Derivative and other contracts:
Interest rate	4,481	166,392	517	—	171,390
Credit	—	7,876	425	—	8,301
Foreign exchange	49	115,766	183	—	115,998
Equity	2,778	40,171	406	—	43,355
Commodity and other	5,609	21,152	3,701	—	30,462
Netting[1]	(9,618)	(258,821)	(1,078)	(55,777)	(325,294)
Total derivative and other contracts	3,299	92,536	4,154	(55,777)	44,212
Investments[4]	652	685	923	—	2,260
Physical commodities	—	2,379	—	—	2,379
Total trading assets[4]	164,926	176,659	10,053	(55,777)	295,861
Investment securities —AFS	53,866	30,396	35	—	84,297
Securities purchased under agreements to resell	—	8	—	—	8
Total assets at fair value	$218,792	$207,063	$10,088	$(55,777)	$380,166

89	December 2022 Form 10-K

Notes to Consolidated Financial Statements

	At December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$4,776	$20	$—	$4,796
Trading liabilities:
U.S. Treasury and agency securities	20,776	228	—	—	21,004
Other sovereign government obligations	23,235	2,688	3	—	25,926
Corporate and other debt	—	8,786	29	—	8,815
Corporate equities[3]	59,998	518	42	—	60,558
Derivative and other contracts:
Interest rate	3,446	161,044	668	—	165,158
Credit	—	7,987	315	—	8,302
Foreign exchange	89	113,383	117	—	113,589
Equity	3,266	46,923	1,142	—	51,331
Commodity and other	6,187	17,574	2,618	—	26,379
Netting[1]	(9,618)	(258,821)	(1,078)	(57,107)	(326,624)
Total derivative and other contracts	3,370	88,090	3,782	(57,107)	38,135
Total trading liabilities	107,379	100,310	3,856	(57,107)	154,438
Securities sold under agreements to repurchase	—	352	512	—	864
Other secured financings	—	4,459	91	—	4,550
Borrowings	—	77,133	1,587	—	78,720
Total liabilities at fair value	$107,379	$187,030	$6,066	$(57,107)	$243,368

	At December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$45,970	$29,749	$2	$—	$75,721
Other sovereign government obligations	28,041	4,533	211	—	32,785
State and municipal securities	—	1,905	13	—	1,918
MABS	—	1,237	344	—	1,581
Loans and lending commitments[2]	—	8,821	3,806	—	12,627
Corporate and other debt	—	27,309	1,973	—	29,282
Corporate equities[3]	91,630	832	115	—	92,577
Derivative and other contracts:
Interest rate	1,364	153,048	1,153	—	155,565
Credit	—	8,441	509	—	8,950
Foreign exchange	28	74,571	132	—	74,731
Equity	1,562	68,519	251	—	70,332
Commodity and other	4,462	20,194	3,057	—	27,713
Netting[1]	(5,696)	(241,814)	(794)	(50,833)	(299,137)
Total derivative and other contracts	1,720	82,959	4,308	(50,833)	38,154
Investments[4]	735	846	1,125	—	2,706
Physical commodities	—	2,771	—	—	2,771
Total trading assets[4]	168,096	160,962	11,897	(50,833)	290,122
Investment securities —AFS	59,021	43,809	—	—	102,830
Securities purchased under agreements to resell	—	7	—	—	7
Total assets at fair value	$227,117	$204,778	$11,897	$(50,833)	$392,959

	At December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$1,873	$67	$—	$1,940
Trading liabilities:
U.S. Treasury and agency securities	16,433	319	—	—	16,752
Other sovereign government obligations	20,771	2,062	—	—	22,833
Corporate and other debt	—	8,707	16	—	8,723
Corporate equities[3]	75,181	226	45	—	75,452
Derivative and other contracts:
Interest rate	1,087	145,670	445	—	147,202
Credit	—	9,090	411	—	9,501
Foreign exchange	19	73,096	80	—	73,195
Equity	2,119	77,363	1,196	—	80,678
Commodity and other	4,563	16,837	1,528	—	22,928
Netting[1]	(5,696)	(241,814)	(794)	(50,632)	(298,936)
Total derivative and other contracts	2,092	80,242	2,866	(50,632)	34,568
Total trading liabilities	114,477	91,556	2,927	(50,632)	158,328
Securities sold under agreements to repurchase	—	140	651	—	791
Other secured financings	—	4,730	403	—	5,133
Borrowings	—	74,183	2,157	—	76,340
Total liabilities at fair value	$114,477	$172,482	$6,205	$(50,632)	$242,532
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
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At December 31, 2022	At December 31, 2021
Corporate	$—	$8
Secured lending facilities	6	—
Commercial real estate	528	863
Residential real estate	2,020	3,911
Securities-based lending and Other loans	5,843	7,845
Total	$8,397	$12,627
Unsettled Fair Value of Futures Contracts1

$ in millions	At December 31, 2022	At December 31, 2021
Customer and other receivables, net	$1,219	$948
1.These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.

December 2022 Form 10-K	90

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
Valuation Hierarchy Classification:
•Level 2—if value based on observable market data supported by market liquidity for comparable instruments
•Level 3—in instances where market data are not observable or supported by market liquidity
MABS
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
Valuation Hierarchy Classification:
•Level 2—if value based on observable market data supported by market liquidity for comparable instruments
•Level 3—if external prices or significant spread inputs are unobservable or not supported by market liquidity or if the comparability assessment involves significant subjectivity related to property type differences, cash flows, performance or other inputs
Loans and Lending Commitments
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

91	December 2022 Form 10-K

Notes to Consolidated Financial Statements
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
Valuation Hierarchy Classification:
•Level 2—if value based on observable market data supported by market liquidity for comparable instruments
•Level 3—in instances where prices or significant spread inputs are unobservable or not supported by market liquidity or if the comparability assessment involves significant subjectivity
Corporate and Other Debt
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
Valuation Hierarchy Classification:
•Level 1—when actively traded
•Level 2—when not actively traded

December 2022 Form 10-K	92

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
Valuation Hierarchy Classification:
•Level 2—when valued using observable inputs supported by market liquidity or where the unobservable input is not deemed significant
•Level 3—when valued using observable inputs with limited market liquidity or if an unobservable input is deemed significant
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
•After initial recognition, in determining the fair value of non-exchange-traded internally and externally managed funds, the Firm generally considers the NAV of the fund provided by the fund manager to be the best estimate of fair value. These investments are included in the Fund Interests table in the “Net Asset Value Measurements” section herein.
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
Valuation Hierarchy Classification:
•Level 2—valued using observable inputs
Investment Securities—AFS Securities
Valuation Techniques:
•AFS securities are composed of U.S. government and agency securities (e.g., U.S. Treasury securities, agency-issued debt, agency mortgage pass-through securities and CMOs), CMBS, ABS, state and municipal securities. For further information on the determination of fair value, refer to the corresponding asset/liability Valuation Technique described herein for the same instruments.
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
Valuation Hierarchy Classification:
•Level 2—when valuation inputs are observable
•Level 3—in instances where an unobservable input is deemed significant

93	December 2022 Form 10-K

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
Valuation Hierarchy Classification:
•Level 2—when the valuation inputs are observable and supported by market liquidity
•Level 3—in instances where the valuation input is observable but not supported by market liquidity or if an unobservable input is deemed significant
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
Valuation Hierarchy Classification:
•Level 2—when valued using observable inputs or where the unobservable input is not deemed significant
•Level 3—in instances where an unobservable input is deemed significant
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

$ in millions	2022	2021	2020
U.S. Treasury and agency securities
Beginning balance	$2	$9	$22
Realized and unrealized gains (losses)	(3)	—	1
Purchases	14	2	—
Sales	(1)	(9)	(22)
Net transfers	5	—	8
Ending balance	$17	$2	$9
Unrealized gains (losses)	$(1)	$—	$—
Other sovereign government obligations
Beginning balance	$211	$268	$5
Realized and unrealized gains (losses)	(5)	(1)	—
Purchases	116	146	265
Sales	(107)	(192)	(2)
Net transfers	(46)	(10)	—
Ending balance	$169	$211	$268
Unrealized gains (losses)	$(14)	$—	$—
State and municipal securities
Beginning balance	$13	$—	$1
Realized and unrealized gains (losses)	(4)	—	—
Purchases	91	4	—
Sales	(82)	(4)	—
Net transfers	127	13	(1)
Ending balance	$145	$13	$—
Unrealized gains (losses)	$—	$—	$—
MABS
Beginning balance	$344	$322	$438
Realized and unrealized gains (losses)	(342)	51	(66)
Purchases	511	254	175
Sales	(130)	(215)	(244)
Net transfers	33	(68)	19
Ending balance	$416	$344	$322
Unrealized gains (losses)	$2	$(10)	$(49)
Loans and lending commitments
Beginning balance	$3,806	$5,759	$5,073
Realized and unrealized gains (losses)	(80)	51	(65)
Purchases and originations	793	2,446	3,479
Sales	(740)	(2,609)	(957)
Settlements	(1,526)	(1,268)	(2,196)
Net transfers[1]	(236)	(573)	425
Ending balance	$2,017	$3,806	$5,759
Unrealized gains (losses)	$29	$(7)	$58
Corporate and other debt
Beginning balance	$1,973	$3,435	$1,396
Realized and unrealized gains (losses)	456	(140)	318
Purchases and originations	1,165	1,355	2,623
Sales	(1,889)	(785)	(617)
Settlements	(27)	—	(311)
Net transfers[2]	418	(1,892)	26
Ending balance	$2,096	$1,973	$3,435
Unrealized gains (losses)	$160	$(25)	$311

December 2022 Form 10-K	94

Notes to Consolidated Financial Statements

$ in millions	2022	2021	2020
Corporate equities
Beginning balance	$115	$86	$97
Realized and unrealized gains (losses)	(97)	(8)	(55)
Purchases	73	121	36
Sales	(22)	(50)	(17)
Net transfers	47	(34)	25
Ending balance	$116	$115	$86
Unrealized gains (losses)	$11	$(3)	$(39)
Investments
Beginning balance	$1,125	$828	$858
Realized and unrealized gains (losses)	(409)	382	32
Purchases	63	226	61
Sales	(107)	(115)	(106)
Net transfers	251	(196)	(17)
Ending balance	$923	$1,125	$828
Unrealized gains (losses)	$(397)	$359	$(45)
Investment securities—AFS
Beginning balance	$—	$2,804	$—
Realized and unrealized gains (losses)	(3)	(4)	5
Purchases[3]	—	—	2,799
Sales	—	(203)	—
Net transfers[3]	38	(2,597)	—
Ending balance	$35	$—	$2,804
Unrealized gains (losses)	$(3)	$—	$5
Securities purchased under agreements to resell
Beginning balance	$—	$3	$—
Net transfers	—	(3)	3
Ending balance	$—	$—	$3
Net derivatives: Interest rate
Beginning balance	$708	$682	$777
Realized and unrealized gains (losses)	(643)	284	(150)
Purchases	1	67	174
Issuances	—	(52)	(44)
Settlements	(92)	14	40
Net transfers	(125)	(287)	(115)
Ending balance	$(151)	$708	$682
Unrealized gains (losses)	$(327)	$292	$(34)
Net derivatives: Credit
Beginning balance	$98	$49	$124
Realized and unrealized gains (losses)	84	95	(91)
Purchases	5	18	98
Issuances	(10)	(46)	(112)
Settlements	(61)	58	94
Net transfers	(6)	(76)	(64)
Ending balance	$110	$98	$49
Unrealized gains (losses)	$70	$122	$(111)

$ in millions	2022	2021	2020
Net derivatives: Foreign exchange
Beginning balance	$52	$61	$(31)
Realized and unrealized gains (losses)	(8)	(89)	156
Purchases	1	2	4
Issuances	—	(15)	—
Settlements	(46)	16	(17)
Net transfers	67	77	(51)
Ending balance	$66	$52	$61
Unrealized gains (losses)	$43	$(62)	$94
Net derivatives: Equity
Beginning balance	$(945)	$(2,231)	$(1,684)
Realized and unrealized gains (losses)	201	344	72
Purchases	77	70	179
Issuances	(339)	(443)	(713)
Settlements	348	160	(354)
Net transfers[2]	(78)	1,155	269
Ending balance	$(736)	$(945)	$(2,231)
Unrealized gains (losses)	$328	$(103)	$(210)
Net derivatives: Commodity and other
Beginning balance	$1,529	$1,709	$1,612
Realized and unrealized gains (losses)	315	529	251
Purchases	185	44	89
Issuances	(210)	(86)	(57)
Settlements	(510)	(599)	(183)
Net transfers	(226)	(68)	(3)
Ending balance	$1,083	$1,529	$1,709
Unrealized gains (losses)	$(935)	$141	$(309)
Deposits
Beginning balance	$67	$126	$179
Realized and unrealized losses (gains)	—	—	15
Issuances	11	—	21
Settlements	(3)	(10)	(17)
Net transfers	(55)	(49)	(72)
Ending balance	$20	$67	$126
Unrealized losses (gains)	$—	$—	$15
Nonderivative trading liabilities
Beginning balance	$61	$79	$37
Realized and unrealized losses (gains)	(86)	(21)	(18)
Purchases	(35)	(30)	(35)
Sales	93	43	27
Settlements	—	—	3
Net transfers	41	(10)	65
Ending balance	$74	$61	$79
Unrealized losses (gains)	$17	$(21)	$(18)
Securities sold under agreements to repurchase
Beginning balance	$651	$444	$—
Realized and unrealized losses (gains)	(8)	1	(27)
Issuances	17	—	470
Settlements	(22)	—	—
Net transfers	(126)	206	1
Ending balance	$512	$651	$444
Unrealized losses (gains)	$—	$1	$(27)

95	December 2022 Form 10-K

Notes to Consolidated Financial Statements

$ in millions	2022	2021	2020
Other secured financings
Beginning balance	$403	$516	$109
Realized and unrealized losses (gains)	(6)	(17)	21
Issuances	39	449	208
Settlements	(342)	(518)	(217)
Net transfers	(3)	(27)	395
Ending balance	$91	$403	$516
Unrealized losses (gains)	$(6)	$(16)	$21
Borrowings
Beginning balance	$2,157	$4,374	$4,088
Realized and unrealized losses (gains)	(133)	(99)	204
Issuances	513	717	980
Settlements	(285)	(448)	(461)
Net transfers[2]	(665)	(2,387)	(437)
Ending balance	$1,587	$2,157	$4,374
Unrealized losses (gains)	$(138)	$(114)	$201
Portion of unrealized losses (gains) recorded in OCI—Change in net DVA	(35)	(17)	63
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
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2022	At December 31, 2021
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$169	$211
Comparable pricing:
Bond price	57 to 124 points (89 points)	100 points to 140 points (120 points)
State and municipal securities	$145	$13
Comparable pricing:
Bond price	86 to 100 points (97points)	N/M
MABS	$416	$344
Comparable pricing:
Bond price	0 to 95 points (68 points)	0 to 86 points (59 points)
Loans and lending commitments	$2,017	$3,806
Margin loan model:
Margin loan rate	2% to 4% (3%)	1% to 4% (3%)
Comparable pricing:
Loan price	87 to 105 points (99 points)	89 to 101 points (97 points)
Corporate and other debt	$2,096	$1,973
Comparable pricing:
Bond price	51 to 132 points (90 points)	50 to 163 points (99 points)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Corporate equities	$116	$115
Comparable pricing:
Equity price	100%	100%
Investments	$923	$1,125
Discounted cash flow:
WACC	15% to 17% (16%)	10% to 16% (15%)
Exit multiple	7 to 17 times (14 times)	8 to 17 times (12 times)
Market approach:
EBITDA multiple	7 to 21 times (11 times)	8 to 25 times (10 times)
Comparable pricing:
Equity price	24% to 100% (89%)	43% to 100% (99%)
Net derivative and other contracts:
Interest rate	$(151)	$708
Option model:
IR volatility skew	105% to 130% (113% / 109%)	39% to 79% (64% / 63%)
IR curve correlation	47% to 100% (80% / 84%)	62% to 98% (83% / 84%)
Bond volatility	N/M	5% to 32% (12% / 9%)
Inflation volatility	22% to 65% (43% / 38%)	24% to 65% (44% / 40%)
IR curve	4% to 5% (5% / 5%)	4% to 4% (4% / 4%)

December 2022 Form 10-K	96

Notes to Consolidated Financial Statements

Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2022	At December 31, 2021
Credit	$110	$98
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 83 points (43 points)	0 to 83 points (46 points)
Credit spread	10 to 528 bps (115 bps)	14 to 477 bps (68 bps)
Funding spread	18 to 590 bps (93 bps)	15 to 433 bps (55 bps)
Foreign exchange[2]	$66	$52
Option model:
IR - FX correlation	N/M	53% to 56% (55% / 54%)
IR volatility skew	N/M	39% to 79% (64% / 63%)
IR curve	-2% to 38% (8% / 4%)	-1% to 7% (2% / 0%)
Foreign exchange volatility skew	10% to 10% (10% / 10% )	-4% to -2% (-3% / -3%)
Contingency probability	95% to 95% (95% / 95%)	90% to 95% (94% / 95%)
Equity[2]	$(736)	$(945)
Option model:
Equity volatility	5% to 96% (25%)	5% to 99% (24%)
Equity volatility skew	-4% to 0% (-1%)	-4% to 0% (-1%)
Equity correlation	10% to 93% (71%)	5% to 99% (73%)
FX correlation	-79% to 65% (-26%)	-85% to 37% (-42%)
IR correlation	10% to 30% (14)%	13% to 30% (15%)
Commodity and other	$1,083	$1,529
Option model:
Forward power price	$1 to $292 ($43) per MWh	$4 to $263 ($39) per MWh
Commodity volatility	12% to 169% (34%)	8% to 385% (22%)
Cross-commodity correlation	70% to 100% (94%)	43% to 100% (94%)
Liabilities at Fair Value on a Recurring Basis
Deposits	$20	$67
Option model:
Equity volatility	N/M	7%
Securities sold under agreements to repurchase	$512	$651
Discounted cash flow:
Funding spread	96 to 165 bps (131 bps)	112 to 127 bps (120 bps)
Other secured financings	$91	$403
Comparable pricing:
Loan price	23 to 101 points (75 points)	30 to 100 points (83 points)

Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2022	At December 31, 2021
Borrowings	$1,587	$2,157
Option model:
Equity volatility	7% to 86% (23%)	7% to 85% (20%)
Equity volatility skew	-2% to 0% (0%)	-1% to 0% (0%)
Equity correlation	39% to 98% (86%)	41% to 95% (81%)
Equity - FX correlation	-50% to 0% (-21%)	-55% to 25% (-30%)
IR - FX Correlation	N/M	-26% to 8% (-5% / -5%)
IR - Volatility skew	47% to 136% (74% / 59%)	N/M
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$6,610	$1,576
Corporate loan model:
Credit spread	91 to 1276 bps (776 bps)	108 to 565 bps (284 bps)
Comparable pricing:
Loan price	36 to 80 points (65 points)	40 to 80 points (61 points)
Warehouse model:
Credit spread	110 to 319 bps (245 bps)	182 to 446 bps (376 bps)
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
During 2022, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
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

97	December 2022 Form 10-K

Notes to Consolidated Financial Statements
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
•EBITDA Multiple/Exit Multiple. The ratio of Enterprise Value to EBITDA, where enterprise value is the aggregate value of equity and debt minus cash and cash equivalents. The EBITDA multiple reflects the value of a company in terms of its full-year EBITDA, whereas the exit multiple reflects the value of a company in terms of its full-year expected EBITDA at exit. Either multiple allows comparison between companies from an operational perspective as the effect of capital structure, taxation and depreciation/amortization is excluded.
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

December 2022 Form 10-K	98

Notes to Consolidated Financial Statements
Net Asset Value Measurements
Fund Interests

	At December 31, 2022		At December 31, 2021
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,622	$638	$2,492	$615
Real estate	2,642	239	2,064	248
Hedge[1]	190	3	191	2
Total	$5,454	$880	$4,747	$865
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
See Note 15 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received. See Note 23 for information regarding unrealized carried interest at risk of reversal.
Nonredeemable Funds by Contractual Maturity

	Carrying Value at December 31, 2022
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,086	$1,013
5-10 years	1,051	1,598
Over 10 years	485	31
Total	$2,622	$2,642
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At December 31, 2022
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,193	$6,610	$10,803
Other assets—Other investments	—	7	7
Other assets—ROU assets	4	—	4
Total	$4,197	$6,617	$10,814
Liabilities
Other liabilities and accrued expenses—Lending commitments	$275	$153	$428
Total	$275	$153	$428

	At December 31, 2021
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,035	$1,576	$5,611
Other assets—Other investments	—	8	8
Other assets—ROU assets	16	—	16
Total	$4,051	$1,584	$5,635
Liabilities
Other liabilities and accrued expenses—Lending commitments	$173	$70	$243
Total	$173	$70	$243
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

$ in millions	2022	2021	2020
Assets
Loans[2]	$(563)	$(89)	$(354)
Goodwill	—	(8)	—
Intangibles	—	(3)	(2)
Other assets—Other investments[3]	(14)	(57)	(56)
Other assets—Premises, equipment and software[4]	(6)	(14)	(45)
Other assets—ROU assets[5]	(11)	(25)	(23)
Total	$(594)	$(196)	$(480)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$(137)	$37	$(5)
Total	$(137)	$37	$(5)
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
5.Losses related to Other assets—ROU assets include impairments related to the discontinued use of certain leased properties.

99	December 2022 Form 10-K

Notes to Consolidated Financial Statements
Financial Instruments Not Measured at Fair Value

	At December 31, 2022
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$128,127	$128,127	$—	$—	$128,127
Investment securities—HTM	75,634	26,754	37,218	1,034	65,006
Securities purchased under agreements to resell	113,899	—	111,188	2,681	113,869
Securities borrowed	133,374	—	133,370	—	133,370
Customer and other receivables	73,248	—	69,268	3,664	72,932
Loans[1]	213,785	—	24,153	181,561	205,714
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$351,850	$—	$351,721	$—	$351,721
Securities sold under agreements to repurchase	61,670	—	61,620	—	61,620
Securities loaned	15,679	—	15,673	—	15,673
Other secured financings	3,608	—	3,608	—	3,608
Customer and other payables	216,018	—	216,018	—	216,018
Borrowings	159,338	—	157,780	4	157,784
	Commitment Amount
Lending commitments[3]	$136,241	$—	$1,789	$1,077	$2,866

	At December 31, 2021
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$127,725	$127,725	$—	$—	$127,725
Investment securities—HTM	80,168	29,454	49,352	1,076	79,882
Securities purchased under agreements to resell	119,992	—	117,922	2,075	119,997
Securities borrowed	129,713	—	129,713	—	129,713
Customer and other receivables	91,664	—	88,091	3,442	91,533
Loans[1]	188,134	—	25,706	163,784	189,490
Other assets	528	—	528	—	528
Financial liabilities
Deposits	$345,634	$—	$345,911	$—	$345,911
Securities sold under agreements to repurchase	61,397	—	61,419	—	61,419
Securities loaned	12,299	—	12,296	—	12,296
Other secured financings	4,908	—	4,910	—	4,910
Customer and other payables	228,631	—	228,631	—	228,631
Borrowings	156,787	—	162,154	4	162,158
	Commitment Amount
Lending commitments[2]	$133,519	$—	$890	$470	$1,360
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At December 31, 2022	At December 31, 2021
Business Unit Responsible for Risk Management
Equity	$38,945	$37,046
Interest rates	26,077	28,638
Commodities	10,717	7,837
Credit	1,564	1,347
Foreign exchange	1,417	1,472
Total	$78,720	$76,340
Net Revenues from Borrowings under the Fair Value Option

$ in millions	2022	2021	2020
Trading revenues	$12,370	$899	$(5,135)
Interest expense	293	305	341
Net revenues[1]	$12,077	$594	$(5,476)
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

$ in millions	Trading Revenues	OCI
2022
Loans and other receivables[1]	$(108)	$—
Lending commitments	(12)	—
Deposits	—	(24)
Borrowings	—	2,006
2021
Loans and other receivables[1]	$278	$—
Lending commitments	2	—
Deposits	—	17
Borrowings	(36)	901
2020
Loans and other receivables[1]	$(116)	$—
Lending commitments	(3)	—
Deposits	—	(19)
Borrowings	(26)	(1,340)

$ in millions	At December 31, 2022	At December 31, 2021
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(457)	$(2,439)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.

December 2022 Form 10-K	100

Notes to Consolidated Financial Statements
Difference between Contractual Principal and Fair Value1

$ in millions	At December 31, 2022	At December 31, 2021
Loans and other receivables[2]	$11,916	$12,633
Nonaccrual loans[2]	9,128	9,999
Borrowings[3]	5,203	(2,106)
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
Fair Value Loans on Nonaccrual Status

$ in millions	At December 31, 2022	At December 31, 2021
Nonaccrual loans	$585	$989
Nonaccrual loans 90 or more days past due	$116	$363
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
Fair Values of Derivative Contracts

	Assets at December 31, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$62	$1	$—	$63
Foreign exchange	15	44	—	59
Total	77	45	—	122
Not designated as accounting hedges
Economic hedges of loans
Credit	2	59	—	61
Other derivatives
Interest rate	141,291	29,007	1,029	171,327
Credit	5,888	2,352	—	8,240
Foreign exchange	113,540	2,337	62	115,939
Equity	16,505	—	26,850	43,355
Commodity and other	24,298	—	6,164	30,462
Total	301,524	33,755	34,105	369,384
Total gross derivatives	$301,601	$33,800	$34,105	$369,506
Amounts offset
Counterparty netting	(214,773)	(32,250)	(32,212)	(279,235)
Cash collateral netting	(44,711)	(1,348)	—	(46,059)
Total in Trading assets	$42,117	$202	$1,893	$44,212
Amounts not offset[1]
Financial instruments collateral	(19,406)	—	—	(19,406)
Net amounts	$22,711	$202	$1,893	$24,806
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,318

	Liabilities at December 31, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$457	$4	$—	$461
Foreign exchange	550	101	—	651
Total	1,007	105	—	1,112
Not designated as accounting hedges
Economic hedges of loans
Credit	9	368	—	377
Other derivatives
Interest rate	135,661	28,581	455	164,697
Credit	5,535	2,390	—	7,925
Foreign exchange	110,322	2,512	104	112,938
Equity	23,138	—	28,193	51,331
Commodity and other	19,631	—	6,748	26,379
Total	294,296	33,851	35,500	363,647
Total gross derivatives	$295,303	$33,956	$35,500	$364,759
Amounts offset
Counterparty netting	(214,773)	(32,250)	(32,212)	(279,235)
Cash collateral netting	(45,884)	(1,505)	—	(47,389)
Total in Trading liabilities	$34,646	$201	$3,288	$38,135
Amounts not offset[1]
Financial instruments collateral	(2,545)	—	(1,139)	(3,684)
Net amounts	$32,101	$201	$2,149	$34,451
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,430

101	December 2022 Form 10-K

Notes to Consolidated Financial Statements

	Assets at December 31, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$594	$1	$—	$595
Foreign exchange	191	6	—	197
Total	785	7	—	792
Not designated as accounting hedges
Economic hedges of loans
Credit	—	15	—	15
Other derivatives
Interest rate	147,585	7,002	383	154,970
Credit	5,749	3,186	—	8,935
Foreign exchange	73,276	1,219	39	74,534
Equity	28,877	—	41,455	70,332
Commodity and other	22,175	—	5,538	27,713
Total	277,662	11,422	47,415	336,499
Total gross derivatives	$278,447	$11,429	$47,415	$337,291
Amounts offset
Counterparty netting	(201,729)	(9,818)	(42,883)	(254,430)
Cash collateral netting	(43,495)	(1,212)	—	(44,707)
Total in Trading assets	$33,223	$399	$4,532	$38,154
Amounts not offset[1]
Financial instruments collateral	(10,457)	—	—	(10,457)
Net amounts	$22,766	$399	$4,532	$27,697
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,725

	Liabilities at December 31, 2021
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$86	$1	$—	$87
Foreign exchange	57	50	—	107
Total	143	51	—	194
Not designated as accounting hedges
Economic hedges of loans
Credit	17	412	—	429
Other derivatives
Interest rate	140,770	6,112	233	147,115
Credit	5,609	3,463	—	9,072
Foreign exchange	71,851	1,196	41	73,088
Equity	39,597	—	41,081	80,678
Commodity and other	17,188	—	5,740	22,928
Total	275,032	11,183	47,095	333,310
Total gross derivatives	$275,175	$11,234	$47,095	$333,504
Amounts offset
Counterparty netting	(201,729)	(9,818)	(42,883)	(254,430)
Cash collateral netting	(43,305)	(1,201)	—	(44,506)
Total in Trading liabilities	$30,141	$215	$4,212	$34,568
Amounts not offset[1]
Financial instruments collateral	(5,866)	(8)	(39)	(5,913)
Net amounts	$24,275	$207	$4,173	$28,655
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,194
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
Notionals of Derivative Contracts

	Assets at December 31, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$62	$—	$64
Foreign exchange	2	2	—	4
Total	4	64	—	68
Not designated as accounting hedges
Economic hedges of loans
Credit	—	3	—	3
Other derivatives
Interest rate	3,404	7,609	614	11,627
Credit	190	130	—	320
Foreign exchange	3,477	126	15	3,618
Equity	488	—	358	846
Commodity and other	141	—	59	200
Total	7,700	7,868	1,046	16,614
Total gross derivatives	$7,704	$7,932	$1,046	$16,682

	Liabilities at December 31, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$3	$187	$—	$190
Foreign exchange	12	2	—	14
Total	15	189	—	204
Not designated as accounting hedges
Economic hedges of loans
Credit	—	15	—	15
Other derivatives
Interest rate	3,436	7,761	497	11,694
Credit	199	125	—	324
Foreign exchange	3,516	123	35	3,674
Equity	488	—	552	1,040
Commodity and other	101	—	79	180
Total	7,740	8,024	1,163	16,927
Total gross derivatives	$7,755	$8,213	$1,163	$17,131

	Assets at December 31, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$4	$104	$—	$108
Foreign exchange	8	1	—	9
Total	12	105	—	117
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	3,488	7,082	570	11,140
Credit	216	105	—	321
Foreign exchange	3,386	95	10	3,491
Equity	495	—	407	902
Commodity and other	139	—	73	212
Total	7,724	7,282	1,060	16,066
Total gross derivatives	$7,736	$7,387	$1,060	$16,183

December 2022 Form 10-K	102

Notes to Consolidated Financial Statements

	Liabilities at December 31, 2021
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$99	$—	$99
Foreign exchange	5	3	—	8
Total	5	102	—	107
Not designated as accounting hedges
Economic hedges of loans
Credit	1	12	—	13
Other derivatives
Interest rate	3,827	6,965	445	11,237
Credit	225	106	—	331
Foreign exchange	3,360	88	12	3,460
Equity	552	—	735	1,287
Commodity and other	110	—	81	191
Total	8,075	7,171	1,273	16,519
Total gross derivatives	$8,080	$7,273	$1,273	$16,626
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
Gains (Losses) on Accounting Hedges

$ in millions	2022	2021	2020
Fair value hedges—Recognized in Interest income
Interest rate contracts	$1,928	$742	$75
Investment Securities—AFS	(1,838)	(629)	(33)
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(15,159)	$(4,306)	$4,678
Deposits	124	88	(100)
Borrowings	15,042	4,214	(4,692)
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$657	$664	$(366)
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	(33)	(53)	16
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$(4)	$—	$—
Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	—	—	—
Net change in cash flow hedges included within AOCI	(4)	—	—
1.For the year ended 2022, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of December 31, 2022 is approximately $0.2 million. The maximum length of time over which forecasted cash flows are hedged is 2 years.
Fair Value Hedges—Hedged Items

$ in millions	At December 31, 2022	At December 31, 2021
Investment securities—AFS
Amortized cost basis currently or previously hedged	$34,073	$17,902
Basis adjustments included in amortized cost[1]	$(1,628)	$(591)
Deposits
Carrying amount currently or previously hedged	$3,735	$6,279
Basis adjustments included in carrying amount[1]	$(119)	$5
Borrowings
Carrying amount currently or previously hedged	$146,025	$122,919
Basis adjustments included in carrying amount—Outstanding hedges	$(12,748)	$2,324
Basis adjustments included in carrying amount—Terminated hedges	$(715)	$(743)
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

$ in millions	2022	2021	2020
Recognized in Other revenues
Credit contracts[1]	(62)	(285)	9
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Derivatives with Credit Risk-Related Contingencies
Net Derivative Liabilities and Collateral Posted

$ in millions	At December 31, 2022	At December 31, 2021
Net derivative liabilities with credit risk-related contingent features	$20,287	$20,548
Collateral posted	12,268	14,789
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At December 31, 2022
One-notch downgrade	$577
Two-notch downgrade	412
Bilateral downgrade agreements included in the amounts above[1]	$937
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

103	December 2022 Form 10-K

Notes to Consolidated Financial Statements
event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers.
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at December 31, 2022
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$12	$29	$29	$9	$79
Non-investment grade	5	13	16	2	36
Total	$17	$42	$45	$11	$115
Index and basket CDS
Investment grade	$3	$13	$37	$3	$56
Non-investment grade	8	17	108	19	152
Total	$11	$30	$145	$22	$208
Total CDS sold	$28	$72	$190	$33	$323
Other credit contracts	—	—	—	—	—
Total credit protection sold	$28	$72	$190	$33	$323
CDS protection sold with identical protection purchased					$262

	Years to Maturity at December 31, 2021
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$10	$26	$29	$9	$74
Non-investment grade	5	13	17	2	37
Total	$15	$39	$46	$11	$111
Index and basket CDS
Investment grade	$2	$11	$106	$15	$134
Non-investment grade	9	14	37	12	72
Total	$11	$25	$143	$27	$206
Total CDS sold	$26	$64	$189	$38	$317
Other credit contracts	—	—	—	—	—
Total credit protection sold	$26	$64	$189	$38	$317
CDS protection sold with identical protection purchased					$278
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At December 31, 2022	At December 31, 2021
Single-name CDS
Investment grade	$762	$1,428
Non-investment grade	(808)	(370)
Total	$(46)	$1,058
Index and basket CDS
Investment grade	$859	$1,393
Non-investment grade	(1,812)	(650)
Total	$(953)	$743
Total CDS sold	$(999)	$1,801
Other credit contracts	(1)	(3)
Total credit protection sold	$(1,000)	$1,798
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At December 31, 2022	At December 31, 2021
Single name	$140	$126
Index and basket	173	204
Tranched index and basket	26	18
Total	$339	$348

	Fair Value Asset (Liability)
$ in millions	At December 31, 2022	At December 31, 2021
Single name	$(33)	$(1,338)
Index and basket	1,248	(563)
Tranched index and basket	(217)	(451)
Total	$998	$(2,352)
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

December 2022 Form 10-K	104

Notes to Consolidated Financial Statements
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
8. Investment Securities
AFS and HTM Securities

	At December 31, 2022
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$56,103	$17	$2,254	53,866
U.S. agency securities[2]	23,926	1	2,753	21,174
Agency CMBS	5,998	—	470	5,528
State and municipal securities	2,598	71	42	2,627
FFELP student loan ABS[3]	1,147	—	45	1,102
Total AFS securities	89,772	89	5,564	84,297
HTM securities
U.S. Treasury securities	28,599	—	1,845	26,754
U.S. agency securities[2]	44,038	—	8,487	35,551
Agency CMBS	1,819	—	152	1,667
Non-agency CMBS	1,178	—	144	1,034
Total HTM securities	75,634	—	10,628	65,006
Total investment securities	$165,406	$89	$16,192	$149,303

	At December 31, 2021
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$58,974	$343	$296	$59,021
U.S. agency securities[2]	26,780	274	241	26,813
Agency CMBS	14,476	289	89	14,676
State and municipal securities	613	37	2	648
FFELP student loan ABS[3]	1,672	11	11	1,672
Total AFS securities	102,515	954	639	102,830
HTM securities
U.S. Treasury securities	28,653	882	81	29,454
U.S. agency securities[2]	48,195	169	1,228	47,136
Agency CMBS	2,267	—	51	2,216
Non-agency CMBS	1,053	28	5	1,076
Total HTM securities	80,168	1,079	1,365	79,882
Total investment securities	$182,683	$2,033	$2,004	$182,712
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
Investment Securities in an Unrealized Loss Position

	At December 31, 2022		At December 31, 2021
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than12 months	$42,144	$1,711	$31,459	$296
12 months or longer	11,454	543	—	—
Total	53,598	2,254	31,459	296
U.S. agency securities
Less than12 months	13,662	1,271	12,283	219
12 months or longer	7,060	1,482	1,167	22
Total	20,722	2,753	13,450	241
Agency CMBS
Less than12 months	5,343	448	2,872	89
12 months or longer	185	22	10	—
Total	5,528	470	2,882	89
State and municipal securities
Less than12 months	2,106	40	21	2
12 months or longer	65	2	7	—
Total	2,171	42	28	2
FFELP student loan ABS
Less than12 months	627	23	320	1
12 months or longer	476	22	591	10
Total	1,103	45	911	11
Total AFS securities in an unrealized loss position
Less than12 months	63,882	3,493	46,955	607
12 months or longer	19,240	2,071	1,775	32
Total	$83,122	$5,564	$48,730	$639

For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of December 31, 2022 and December 31, 2021, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at December 31, 2022 and December 31, 2021 reflect an ACL of $34 million and $33 million, respectively, predominantly related to Non-agency CMBS. See Note 2 for a description of the ACL methodology used for HTM Securities. As of December 31, 2022 and December 31, 2021, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 16 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.

105	December 2022 Form 10-K

Notes to Consolidated Financial Statements
Investment Securities by Contractual Maturity

	At December 31, 2022
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$15,047	$14,752	1.0%
After 1 year through 5 years	38,454	36,529	1.3%
After 5 years through 10 years	2,602	2,585	1.3%
Total	56,103	53,866
U.S. agency securities:
Due within 1 year	6	7	1.0%
After 1 year through 5 years	406	375	1.4%
After 5 years through 10 years	852	777	1.8%
After 10 years	22,662	20,015	2.7%
Total	23,926	21,174
Agency CMBS:
Due within 1 year	7	7	1.7%
After 1 year through 5 years	1,548	1,466	1.8%
After 5 years through 10 years	3,170	2,983	2.0%
After 10 years	1,273	1,072	1.3%
Total	5,998	5,528
State and municipal securities:
Due within 1 year	40	40	3.4%
After 1 year through 5 years	66	68	3.7%
After 5 years through 10 years	148	152	3.7%
After 10 years	2,344	2,367	3.7%
Total	2,598	2,627
FFELP student loan ABS:
After 1 year through 5 years	115	109	5.1%
After 5 years through 10 years	120	114	5.0%
After 10 years	912	879	5.1%
Total	1,147	1,102
Total AFS securities	89,772	84,297	1.8%

	At December 31, 2022
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	$5,437	$5,328	1.7%
After 1 year through 5 years	17,736	16,744	1.9%
After 5 years through 10 years	3,866	3,528	2.4%
After 10 years	1,560	1,154	2.3%
Total	28,599	26,754
U.S. agency securities:
After 5 years through 10 years	378	348	2.1%
After 10 years	43,660	35,203	1.8%
Total	44,038	35,551
Agency CMBS:
Due within 1 year	68	67	0.9%
After 1 year through 5 years	1,399	1,303	1.3%
After 5 years through 10 years	220	189	1.4%
After 10 years	132	108	1.6%
Total	1,819	1,667
Non-agency CMBS:
Due within 1 year	198	197	4.0%
After 1 year through 5 years	210	191	4.0%
After 5 years through 10 years	735	616	3.8%
After 10 years	35	30	3.6%
Total	1,178	1,034
Total HTM securities	75,634	65,006	1.9%
Total investment securities	$165,406	$149,303	1.8%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At December 31, 2022, the annualized average yield, including the interest rate swap accrual of related hedges, was 1.1% for AFS securities contractually maturing within 1 year and 2.3% for all AFS securities.
Gross Realized Gains (Losses) on Sales of AFS Securities

$ in millions	2022	2021	2020
Gross realized gains	$164	$237	$168
Gross realized (losses)	(94)	(27)	(31)
Total[1]	$70	$210	$137
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
The risk related to a decline in the market value of collateral pledged or received is managed by setting appropriate market-

December 2022 Form 10-K	106

Notes to Consolidated Financial Statements
based margin requirements. Increases in collateral margin calls on secured financing due to market value declines may be mitigated by increases in collateral margin calls on securities purchased under agreements to resell and securities borrowed transactions with similar quality collateral. Additionally, the Firm may request lower quality collateral pledged be replaced with higher quality collateral through collateral substitution rights in the underlying agreements.
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
Offsetting of Certain Collateralized Transactions

	At December 31, 2022
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$240,355	$(126,448)	$113,907	$(109,902)	$4,005
Securities borrowed	145,340	(11,966)	133,374	(128,073)	5,301
Liabilities
Securities sold under agreements to repurchase	$188,982	$(126,448)	$62,534	$(57,395)	$5,139
Securities loaned	27,645	(11,966)	15,679	(15,199)	480
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,696
Securities borrowed					624
Securities sold under agreements to repurchase					3,861
Securities loaned					250

	At December 31, 2021
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$197,486	$(77,487)	$119,999	$(106,896)	$13,103
Securities borrowed	139,395	(9,682)	129,713	(124,028)	5,685
Liabilities
Securities sold under agreements to repurchase	$139,675	$(77,487)	$62,188	$(53,692)	$8,496
Securities loaned	21,981	(9,682)	12,299	(12,019)	280
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$12,514
Securities borrowed					1,041
Securities sold under agreements to repurchase					8,295
Securities loaned					139
1.Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
For information related to offsetting of derivatives, see Note 7.
Gross Secured Financing Balances by Remaining Contractual Maturity

	At December 31, 2022
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$54,551	$77,359	$20,586	$36,486	$188,982
Securities loaned	15,150	882	1,984	9,629	27,645
Total included in the offsetting disclosure	$69,701	$78,241	$22,570	$46,115	$216,627
Trading liabilities—Obligation to return securities received as collateral	22,880	—	—	—	22,880
Total	$92,581	$78,241	$22,570	$46,115	$239,507

	At December 31, 2021
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$29,271	$53,987	$17,099	$39,318	$139,675
Securities loaned	11,480	364	650	9,487	21,981
Total included in the offsetting disclosure	$40,751	$54,351	$17,749	$48,805	$161,656
Trading liabilities—Obligation to return securities received as collateral	30,104	—	—	—	30,104
Total	$70,855	$54,351	$17,749	$48,805	$191,760
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At December 31, 2022	At December 31, 2021
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$57,761	$30,790
Other sovereign government obligations	98,839	73,063
Corporate equities	19,340	25,881
Other	13,042	9,941
Total	$188,982	$139,675
Securities loaned
Other sovereign government obligations	$862	$748
Corporate equities	26,289	20,656
Other	494	577
Total	$27,645	$21,981
Total included in the offsetting disclosure	$216,627	$161,656
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$22,833	$30,048
Other	47	56
Total	$22,880	$30,104
Total	$239,507	$191,760
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At December 31, 2022	At December 31, 2021
Trading assets	$34,524	$32,458
The Firm pledges certain of its trading assets to collateralize securities sold under agreements to repurchase, securities loaned, other secured financings and derivatives and to cover customer short sales. Counterparties may or may not have the right to sell or repledge the collateral.

107	December 2022 Form 10-K

Notes to Consolidated Financial Statements
Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the balance sheet.
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At December 31, 2022	At December 31, 2021
Collateral received with right to sell or repledge	$637,941	$672,104
Collateral that was sold or repledged[1]	486,820	510,000
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
Securities Segregated for Regulatory Purposes

$ in millions	At December 31, 2022	At December 31, 2021
Segregated securities[1]	$32,254	$20,092
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Concentration Based on the Firm’s Total Assets

	At December 31, 2022	At December 31, 2021
U.S. government and agency securities and other sovereign government obligations
Trading assets[1]	9%	9%
Off balance sheet—Collateral received[2]	12%	12%
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
Customer Margin and Other Lending

$ in millions	At December 31, 2022	At December 31, 2021
Margin and other lending	$38,524	$71,532
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

December 2022 Form 10-K	108

Notes to Consolidated Financial Statements
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
Loans by Type

	At December 31, 2022
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,589	$10,634	$17,223
Secured lending facilities	35,606	3,176	38,782
Commercial real estate	8,515	926	9,441
Residential real estate	54,460	4	54,464
Securities-based lending and Other loans	94,666	48	94,714
Total loans	199,836	14,788	214,624
ACL	(839)		(839)
Total loans, net	$198,997	$14,788	$213,785
Loans to non-U.S. borrowers, net			$23,651

	At December 31, 2021
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$5,567	$8,107	$13,674
Secured lending facilities	31,471	3,879	35,350
Commercial real estate	7,227	1,777	9,004
Residential real estate	44,251	7	44,258
Securities-based lending and Other loans	86,440	62	86,502
Total loans	174,956	13,832	188,788
ACL	(654)		(654)
Total loans, net	$174,302	$13,832	$188,134
Loans to non-U.S. borrowers, net			$24,322

Loans by Interest Rate Type

	At December 31, 2022		At December 31, 2021
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$—	$17,223	$—	$13,674
Secured lending facilities	—	38,782	—	35,350
Commercial real estate	204	9,237	343	8,661
Residential real estate	24,903	29,561	18,966	25,292
Securities-based lending and Other loans	24,077	70,637	22,832	63,670
Total loans, before ACL	$49,184	$165,440	$42,141	$146,647
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
For information related to credit quality indicators considered in developing the ACL, see Note 2.

109	December 2022 Form 10-K

Notes to Consolidated Financial Statements
Loans Held for Investment before Allowance by Origination Year

	At December 31, 2022			At December 31, 2021
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$2,554	$3,456	$6,010	$2,356	$2,328	$4,684
2022	6	107	113
2021	—	139	139	—	85	85
2020	—	58	58	111	26	137
2019	—	154	154	—	176	176
2018	—	—	—	196	—	196
Prior	115	—	115	229	60	289
Total	$2,675	$3,914	$6,589	$2,892	$2,675	$5,567

	At December 31, 2022			At December 31, 2021
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$9,445	$21,243	$30,688	$7,603	$20,172	$27,775
2022	1,135	1,336	2,471
2021	254	208	462	32	467	499
2020	—	98	98	35	160	195
2019	60	486	546	43	819	862
2018	—	274	274	297	703	1,000
Prior	215	852	1,067	144	996	1,140
Total	$11,109	$24,497	$35,606	$8,154	$23,317	$31,471

	At December 31, 2022			At December 31, 2021
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$—	$204	$204	$3	$149	$152
2022	379	2,201	2,580
2021	239	1,609	1,848	423	1,292	1,715
2020	—	728	728	91	819	910
2019	659	1,152	1,811	976	1,266	2,242
2018	127	645	772	527	416	943
Prior	84	488	572	189	1,076	1,265
Total	$1,488	$7,027	$8,515	$2,209	$5,018	$7,227

	At December 31, 2022
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$90	$29	$5	$124	$—	$124
2022	11,481	2,533	411	13,276	1,149	14,425
2021	11,604	2,492	257	13,378	975	14,353
2020	7,292	1,501	115	8,452	456	8,908
2019	4,208	946	137	4,968	323	5,291
2018	1,635	447	52	1,965	169	2,134
Prior	6,853	2,072	300	8,492	733	9,225
Total	$43,163	$10,020	$1,277	$50,655	$3,805	$54,460

	At December 31, 2021
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$65	$27	$4	$96	$—	$96
2021	12,230	2,638	257	14,116	1,009	15,125
2020	7,941	1,648	131	9,210	510	9,720
2019	4,690	1,072	140	5,536	366	5,902
2018	1,865	497	55	2,231	186	2,417
Prior	8,130	2,477	384	10,073	918	10,991
Total	$34,921	$8,359	$971	$41,262	$2,989	$44,251

	At December 31, 2022
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$77,115	$5,760	$1,480	$84,355
2022	1,425	1,572	269	3,266
2021	725	525	223	1,473
2020	—	580	418	998
2019	16	913	644	1,573
2018	202	268	304	774
Prior	—	1,581	646	2,227
Total	$79,483	$11,199	$3,984	$94,666

	At December 31, 2021
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$71,485	$6,170	$858	$78,513
2021	807	708	103	1,618
2020	—	651	626	1,277
2019	19	1,079	633	1,731
2018	232	273	375	880
Prior	16	1,825	580	2,421
Total	$72,559	$10,706	$3,175	$86,440
IG—Investment Grade
NIG—Non-investment Grade
1.Securities-based loans are subject to collateral maintenance provisions, and at December 31, 2022 and December 31, 2021, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment.
Past Due Loans Held for Investment before Allowance1

$ in millions	At December 31, 2022	At December 31, 2021
Corporate	$112	$—
Secured lending facilities	85	—
Residential real estate	158	209
Securities-based lending and Other loans	1	—
Total	$356	$209
1.The majority of the amounts are past due for a period of greater than 90 days as of December 31, 2022, and the majority of the amounts are past due for a period of less than 60 days as of December 31, 2021.
Nonaccrual Loans Held for Investment before Allowance

$ in millions	At December 31, 2022	At December 31, 2021
Corporate	$71	$34
Secured lending facilities	94	375
Commercial real estate	209	195
Residential real estate	118	138
Securities-based lending and Other loans	10	151
Total[1]	$502	$893
Nonaccrual loans without an ACL	$117	$356
1.Includes all loans held for investment that are 90 days or more past due as of December 31, 2022 and December 31, 2021.
Troubled Debt Restructurings

$ in millions	At December 31, 2022	At December 31, 2021
Loans, before ACL	$29	$49
Allowance for credit losses	—	8

December 2022 Form 10-K	110

Notes to Consolidated Financial Statements
Troubled debt restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions. See Note 2 for further information on TDRs guidance.
Allowance for Credit Losses Rollforward and Allocation—Loans

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2021	$165	$163	$206	$60	$60	$654
Gross charge-offs	—	(3)	(7)	—	(21)	(31)
Recoveries	6	—	—	1	—	7
Net (charge-offs) recoveries	6	(3)	(7)	1	(21)	(24)
Provision (release)	65	(6)	80	26	51	216
Other	(1)	(1)	(4)	—	(1)	(7)
December 31, 2022	$235	$153	$275	$87	$89	$839
Percent of loans to total loans[1]	3%	18%	4%	27%	48%	100%

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2020	$309	$198	$211	$59	$58	$835
Gross charge-offs	(23)	(67)	(27)	(1)	(8)	(126)
Provision (release)	(119)	34	25	1	11	(48)
Other	(2)	(2)	(3)	1	(1)	(7)
December 31, 2021	$165	$163	$206	$60	$60	$654
Percent of loans to total loans[1]	3%	18%	4%	25%	50%	100%

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2019	$115	$101	$75	$25	$33	$349
Effect of CECL adoption	(2)	(42)	34	21	(2)	9
Gross charge-offs	(39)	—	(64)	(1)	(1)	(105)
Recoveries	4	—	—	—	4	8
Net (charge-offs) recoveries	(35)	—	(64)	(1)	3	(97)
Provision (release)	224	136	197	14	(13)	558
Other	7	3	(31)	—	37	16
December 31, 2020	$309	$198	$211	$59	$58	$835
Percent of loans to total loans[1]	4%	19%	5%	26%	46%	100%
CRE—Commercial real estate
SBL—Securities-based lending
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2021	$356	$41	$20	$1	$26	$444
Provision (release)	59	10	(5)	3	(3)	64
Other	(4)	—	—	—	—	(4)
December 31, 2022	$411	$51	$15	$4	$23	$504

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2020	$323	$38	$11	$1	$23	$396
Provision (release)	37	2	10	—	3	52
Other	(4)	1	(1)	—	—	(4)
December 31, 2021	$356	$41	$20	$1	$26	$444

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2019	$201	$27	$7	$—	$6	$241
Effect of CECL adoption	(41)	(11)	1	2	(1)	(50)
Provision (release)	161	22	7	(1)	14	203
Other	2	—	(4)	—	4	2
December 31, 2020	$323	$38	$11	$1	$23	$396
The aggregate allowance for credit losses for loans and lending commitments increased in 2022, reflecting the Provision for credit losses due to portfolio growth and deterioration in macroeconomic outlook. The base scenario used in our ACL models as of December 31, 2022 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models, and assumes weak economic growth over the forecast period. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product.
See Note 2 for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for held-for-investment loans beginning in 2020 and for a summary of the differences compared with the Firm’s ACL methodology under the prior incurred loss model.
Selected Credit Ratios

	At December 31, 2022	At December 31, 2021
ACL for loans to total HFI loans	0.4%	0.4%
Nonaccrual HFI loans to total HFI loans[1]	0.3%	0.5%
ACL for loans to nonaccrual HFI loans	167.1%	73.2%
1.Nonaccrual HFI loans are loans that are 90 days or more past due.
Employee Loans

$ in millions	At December 31, 2022	At December 31, 2021
Currently employed by the Firm[1]	$4,023	$3,613
No longer employed by the Firm[2]	97	113
Employee loans	$4,120	$3,726
ACL	(139)	(153)
Employee loans, net of ACL	$3,981	$3,573
Remaining repayment term, weighted average in years	5.8	5.7
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

111	December 2022 Form 10-K

Notes to Consolidated Financial Statements
11. Goodwill and Intangible Assets
Goodwill Rollforward

$ in millions	IS	WM	IM	Total
At December 31, 2020¹	$476	$10,278	$881	$11,635
Foreign currency and other	(1)	(68)	(3)	(72)
Acquired[2]	—	115	5,155	5,270
At December 31, 2021¹	$475	$10,325	$6,033	$16,833
Foreign currency	(39)	(7)	(12)	(58)
Disposals	(7)	(116)	—	(123)
At December 31, 2022¹	$429	$10,202	$6,021	$16,652
Accumulated impairments[3]	$673	$—	$27	$700
1.Balances represent the amount of the Firm’s goodwill after accumulated impairments.
2.The Investment Management and Wealth Management business segments’ amounts reflect the impact of the Firm's acquisition of Eaton Vance on March 1, 2021.
3.There were no impairments recorded in 2022, 2021 or 2020.
Intangible Assets Rollforward

$ in millions	IS	WM	IM	Total
At December 31, 2020	$127	$4,809	$44	$4,980
Acquired[1]	—	134	3,844	3,978
Disposals	—	(36)	—	(36)
Amortization expense	(23)	(495)	(94)	(612)
Other	—	51	(1)	50
At December 31, 2021	$104	$4,463	$3,793	$8,360
Acquired	23	41	—	64
Disposals	(75)	(106)	—	(181)
Amortization expense	(16)	(483)	(111)	(610)
Other	—	(4)	(11)	(15)
At December 31, 2022	$36	$3,911	$3,671	$7,618
1.The Investment Management and Wealth Management amounts principally reflect the impact of the Firm's acquisition of Eaton Vance on March 1, 2021, which includes $2.1 billion of non-amortizable intangible assets.
Intangible Assets by Type

	Non-amortizable	Amortizable
$ in millions	Gross Carrying Amount	Gross Carrying Amount	Accumulated Amortization
At December 31, 2022
Management contracts	$2,110	$245	$51
Customer relationships	—	8,766	4,046
Tradenames	—	736	151
Other	—	14	5
Total	$2,110	$9,761	$4,253
At December 31, 2021
Management contracts	2,120	291	95
Customer relationships	—	8,851	3,515
Tradenames	—	737	117
Other	—	180	92
Total	$2,120	$10,059	$3,819
Intangible Assets Estimated Future Amortization Expense

$ in millions	At December 31, 2022
2023	$599
2024	598
2025	449
2026	340
2027	337
The Firm’s annual goodwill and non-amortizable intangible asset impairment testing as of July 1, 2022 did not indicate any impairment. For more information, see Note 2.
12. Other Assets—Equity Method Investments and Leases
Equity Method Investments

$ in millions	At December 31, 2022	At December 31, 2021
Investments	$1,927	$2,214

$ in millions	2022	2021	2020
Income (loss)	$39	$104	$—
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
Japanese Securities Joint Venture

$ in millions	2022	2021	2020
Income (loss) from investment in MUMSS	$35	$168	$80
The Firm and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) formed a joint venture in Japan comprising their respective investment banking and securities businesses by forming two joint venture companies, Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) and Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”) (collectively, the “Joint Venture”). The Firm owns a 40% economic interest in the Joint Venture, and MUFG owns the other 60%.
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
Leases
The Firm’s leases are principally non-cancelable operating real estate leases.

December 2022 Form 10-K	112

Notes to Consolidated Financial Statements
Balance Sheet Amounts Related to Leases

$ in millions	At December 31, 2022	At December 31, 2021
Other assets—ROU assets	$4,073	$4,268
Other liabilities and accrued expenses—Lease liabilities	4,901	5,157
Weighted average:
Remaining lease term, in years	8.6	8.9
Discount rate	3.3%	3.1%
Lease Liabilities

$ in millions	At December 31, 2022	At December 31, 2021
2022		$886
2023	$870	834
2024	785	711
2025	673	593
2026	604	527
2027	548	465
Thereafter	2,209	1,922
Total undiscounted cash flows	5,689	5,938
Imputed interest	(788)	(781)
Amount on balance sheet	$4,901	$5,157
Committed leases not yet commenced	$970	$480
Lease Costs

$ in millions	2022	2021	2020
Fixed costs	$841	$852	$762
Variable costs[1]	170	187	154
Less: Sublease income	(7)	(6)	(5)
Total lease cost, net	$1,004	$1,033	$911
1.Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
Cash Flows Statement Supplemental Information

$ in millions	2022	2021	2020
Cash outflows—Lease liabilities	$881	$879	$765
Non-cash—ROU assets recorded for new and modified leases	544	578	991
Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges.
13. Deposits
Deposits

$ in millions	At December 31, 2022	At December 31, 2021
Savings and demand deposits	$319,948	$332,747
Time deposits	36,698	14,827
Total	$356,646	$347,574
Deposits subject to FDIC insurance	$260,420	$230,894
Deposits not subject to FDIC insurance	$96,226	$116,680
Time Deposit Maturities

$ in millions	At December 31, 2022
2023	$22,871
2024	8,739
2025	2,432
2026	748
2027	1,343
Thereafter	565
Total	$36,698
Uninsured Non-U.S. Time Deposit Maturities

$ in millions	At December 31, 2022
Less than 3 months	$1,622
3 - 6 months	132
6 - 12 months	31
Over 12 months	186
Total	$1,971
Deposits in U.S. Bank Subsidiaries from non-U.S. Depositors

$ in millions	At December 31, 2022	At December 31, 2021
Deposits in U.S. bank subsidiaries from non-U.S. depositors	$1,220	$963
14. Borrowings and Other Secured Financings
Maturities and Terms of Borrowings

	Parent Company		Subsidiaries		At December 31, 2022	At December 31, 2021
$ in millions	Fixed Rate[1]	Variable Rate[2]	Fixed Rate[1]	Variable Rate[2]
Original maturities of one year or less:
Next 12 months	$—	$—	$343	$3,848	$4,191	$5,764
Original maturities greater than one year:
2022						$14,197
2023	$10,541	$466	$421	$7,482	$18,910	23,786
2024	17,611	2,007	662	9,562	29,842	29,166
2025	18,499	2,963	1,435	7,338	30,235	25,561
2026	22,261	1,361	582	4,794	28,998	24,026
2027	16,724	348	1,319	5,170	23,561	21,647
Thereafter	74,048	2,807	7,639	17,827	102,321	88,980
Total	$159,684	$9,952	$12,058	$52,173	$233,867	$227,363
Total borrowings	$159,684	$9,952	$12,401	$56,021	$238,058	$233,127

Weighted average coupon at period end~~3~~	3.1%	5.4%	3.4%	N/M	3.2%	2.7%
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

113	December 2022 Form 10-K

Notes to Consolidated Financial Statements
Borrowings with Original Maturities Greater than One Year

$ in millions	At December 31, 2022	At December 31, 2021
Senior	$221,667	$213,776
Subordinated	12,200	13,587
Total	$233,867	$227,363
Weighted average stated maturity, in years	6.7	7.7
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
Senior Debt Subject to Put Options or Liquidity Obligations

$ in millions	At December 31, 2022	At December 31, 2021
Put options embedded in debt agreements	$496	$174
Liquidity obligations[1]	$2,423	$1,622
1.Includes obligations to support secondary market trading.
Subordinated Debt

	2022	2021
Contractual weighted average coupon	4.1%	4.0%

Subordinated debt generally is issued to meet the capital requirements of the Firm or its regulated subsidiaries and primarily is U.S. dollar denominated. Maturities of subordinated debt range from 2023 to 2037.
Rates for Borrowings with Original Maturities Greater than One Year

	At December 31,
	2022	2021	2020
Contractual weighted average coupon[1]	3.2%	2.7%	2.9%
Weighted average coupon after swaps	5.1%	1.6%	1.7%
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
The Firm’s use of swaps for asset and liability management affects its effective average borrowing rate.
Other Secured Financings

$ in millions	At December 31, 2022	At December 31, 2021
Original maturities:
One year or less	$944	$4,573
Greater than one year	7,214	5,468
Total	$8,158	$10,041
Transfers of assets accounted for as secured financings	1,119	1,556
Maturities and Terms of Other Secured Financings1

	At December 31, 2022			At December 31, 2021
$ in millions	Fixed Rate	Variable Rate[2]	Total
Original maturities of one year or less:
Next 12 months	$—	$501	$501	$3,754
Original maturities greater than one year:
2022				$2,286
2023	$—	$5,200	$5,200	1,804
2024	—	343	343	233
2025	—	131	131	39
2026	2	—	2	—
2027	—	—	—	—
Thereafter	9	853	862	369
Total	$11	$6,527	$6,538	$4,731
Weighted average coupon at period-end[3]	N/M	4.9%	4.9%	0.7%
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

December 2022 Form 10-K	114

Notes to Consolidated Financial Statements
for further information on other secured financings related to VIEs and securitization activities.
Maturities of Transfers of Assets Accounted for as Secured Financings1

$ in millions	At December 31, 2022	At December 31, 2021
2022		$846
2023	$987	586
2024	4	—
2025	60	7
2026	35	34
2027	21	14
Thereafter	12	69
Total	$1,119	$1,556
1.Excludes Securities sold under agreements to repurchase and Securities loaned.
For transfers of assets that fail to meet accounting criteria for a sale, the Firm continues to record the assets and recognizes the associated liabilities in the balance sheet.
15. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at December 31, 2022
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$14,989	$26,942	$57,722	$1,706	$101,359
Secured lending facilities	7,376	5,280	2,485	1,095	16,236
Commercial and Residential real estate	129	247	18	325	719
Securities-based lending and Other	12,586	5,234	439	387	18,646
Forward-starting secured financing receivables[1]	60,852	—	—	—	60,852
Central counterparty	300	—	—	5,070	5,370
Underwriting	350	—	—	—	350
Investment activities	1,292	208	91	361	1,952
Letters of credit and other financial guarantees	87	65	—	17	169
Total	$97,961	$37,976	$60,755	$8,961	$205,653
Lending commitments participated to third parties					$8,060
1.Forward-starting secured financing receivables are generally settled within three business days.

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

115	December 2022 Form 10-K

Notes to Consolidated Financial Statements
Guarantees

	At December 31, 2022
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	1,112,671	923,893	341,579	789,300	(79,849)
Standby letters of credit and other financial guarantees issued[2]	1,470	736	1,249	2,663	2
Market value guarantees	2	—	—	—	—
Liquidity facilities	3,200	—	—	—	—
Whole loan sales guarantees	—	24	63	23,079	—
Securitization representations and warranties[3]	—	—	—	78,966	(3)
General partner guarantees	357	30	143	35	(88)
Client clearing guarantees	40	—	—	—	—
1.The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. For further information on derivative contracts, see Note 7.
2.These amounts include certain issued standby letters of credit participated to third parties, totaling $0.6 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of December 31, 2022, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $79 million.
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

December 2022 Form 10-K	116

Notes to Consolidated Financial Statements
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
Other Guarantees and Indemnities
In the normal course of business, the Firm provides guarantees and indemnifications in a variety of transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications are described below:
•Indemnities. The Firm provides standard indemnities to counterparties for certain contingent exposures and taxes, including U.S. and foreign withholding taxes, on interest and other payments made on derivatives, securities and stock lending transactions, certain annuity products and other financial arrangements. These indemnity payments could be required based on a change in the tax laws, a change in interpretation of applicable tax rulings or a change in factual circumstances. Certain contracts contain provisions that enable the Firm to terminate the agreement upon the occurrence of such events. The Firm may also provide indemnities when it sells a business or assets to a third-party, pursuant to which it indemnifies the third-party for losses incurred on assets acquired or liabilities assumed or due to actions taken by the Firm prior to the sale of the business or assets. The Firm expects the risk of loss associated with indemnities related to the sale of businesses or assets to be remote. The maximum potential amount of future payments that the Firm could be required to make under these indemnifications cannot be estimated.
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

117	December 2022 Form 10-K

Notes to Consolidated Financial Statements
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
Contingencies
Legal
In addition to the matter described below, in the normal course of business, the Firm has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or are in financial distress. These actions have included, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our sales and trading businesses, and our activities in the capital markets.

The Firm is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Firm’s business, and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten or sold by the Firm, wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions, limitations on our ability to conduct certain business, or other relief.
While the Firm has identified below any individual proceedings or investigations where the Firm believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or possible and reasonably estimable.
The Firm contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the financial statements and the Firm can reasonably estimate the amount of that loss, the Firm accrues the estimated loss by a charge to income.

$ in millions	2022	2021	2020
Legal expenses	$443	$157	$336
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
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts the prior set-off by the Firm of approximately €124 million (approximately $133 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2012. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and to keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority’s appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On June 22, 2020, the Firm filed an appeal against the

December 2022 Form 10-K	118

Notes to Consolidated Financial Statements
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

119	December 2022 Form 10-K

Notes to Consolidated Financial Statements
Consolidated VIE Assets and Liabilities by Type of Activity

	At December 31, 2022		At December 31, 2021
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$1,153	$520	$1,177	$409
Investment vehicles[2]	638	272	717	294
Operating entities	1	—	508	39
Other	889	521	510	286
Total	$2,681	$1,313	$2,912	$1,028
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
2.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At December 31, 2022	At December 31, 2021
Assets
Cash and cash equivalents	$142	$341
Trading assets at fair value	2,066	1,965
Investment securities	255	37
Securities purchased under agreements to resell	200	200
Customer and other receivables	16	31
Intangible assets	—	85
Other assets	2	253
Total	$2,681	$2,912
Liabilities
Other secured financings	$1,185	$767
Other liabilities and accrued expenses	124	261
Borrowings	4	—
Total	$1,313	$1,028
Noncontrolling interests	$71	$115
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
Non-consolidated VIEs

	At December 31, 2022
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$123,601	$3,162	$4,632	$2,403	$50,178
Maximum exposure to loss[3]
Debt and equity interests	$13,104	$274	$—	$1,694	$11,596
Derivative and other contracts	—	—	3,200	—	5,211
Commitments, guarantees and other	674	—	—	—	1,410
Total	$13,778	$274	$3,200	$1,694	$18,217
Carrying value of variable interests—Assets
Debt and equity interests	$13,104	$274	$—	$1,577	$11,596
Derivative and other contracts	—	—	3	—	1,564
Total	$13,104	$274	$3	$1,577	$13,160
Additional VIE assets owned[4]					$13,708
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$3	$—	$281

	At December 31, 2021
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$146,071	$667	$6,089	$2,086	$52,111
Maximum exposure to loss[3]
Debt and equity interests	$18,062	$129	$—	$1,459	$10,339
Derivative and other contracts	—	—	4,100	—	5,599
Commitments, guarantees and other	771	—	—	—	1,005
Total	$18,833	$129	$4,100	$1,459	$16,943
Carrying value of variable interests—Assets
Debt and equity interests	$18,062	$129	$—	$1,459	$10,339
Derivative and other contracts	—	—	5	—	2,006
Total	$18,062	$129	$5	$1,459	$12,345
Additional VIE assets owned[4]					$15,392
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$362
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
The previous tables include VIEs sponsored by unrelated parties, as well as VIEs sponsored by the Firm; examples of the Firm’s involvement with these VIEs include its secondary market-making activities and the securities held in its Investment securities portfolio (see Note 8).
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

December 2022 Form 10-K	120

Notes to Consolidated Financial Statements
part of a transaction with the VIE or any party to the VIE directly against a specific exposure to loss.
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At December 31, 2022		At December 31, 2021
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$20,428	$2,570	$15,216	$2,182
Commercial mortgages	67,540	4,236	68,503	4,092
U.S. agency collateralized mortgage obligations	32,567	4,729	57,972	9,835
Other consumer or commercial loans	3,066	1,569	4,380	1,953
Total	$123,601	$13,104	$146,071	$18,062
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

121	December 2022 Form 10-K

Notes to Consolidated Financial Statements
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
Collateralized Loan and Debt Obligations
CLOs and CDOs are SPEs that purchase a pool of assets consisting of corporate loans, corporate bonds, ABS or synthetic exposures on similar assets through derivatives and issue multiple tranches of debt and equity securities to investors. The Firm underwrites the securities issued in certain CLO transactions on behalf of unaffiliated sponsors and provides advisory services to these unaffiliated sponsors. The Firm sells corporate loans to many of these SPEs, in some cases representing a significant portion of the total assets purchased. Although not obligated, the Firm generally makes a market in the securities issued by SPEs in these transactions and may retain unsold securities. These beneficial interests are included in Trading assets and are measured at fair value.
Equity-Linked Notes
ELN transactions are designed to provide investors with exposure to certain risks related to the specific equity security, equity index or other index. In an ELN transaction, the Firm typically transfers to an SPE either a note issued by the Firm, the payments on which are linked to the performance of a specific equity security, equity index or other index, or debt securities issued by other companies and a derivative contract, the terms of which will relate to the performance of a specific equity security, equity index or other index. These ELN transactions with SPEs were not consolidated at December 31, 2022 or December 31, 2021.
Transferred Assets with Continuing Involvement

	At December 31, 2022
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$3,732	$73,069	$6,448	$10,928
Retained interests
Investment grade	$137	$927	$367	$—
Non-investment grade	26	465	11	44
Total	$163	$1,392	$378	$44
Interests purchased in the secondary market[3]
Investment grade	$82	$51	$10	$—
Non-investment grade	35	23	—	—
Total	$117	$74	$10	$—
Derivative assets	$—	$—	$—	$1,114
Derivative liabilities	—	—	—	201

	At December 31, 2021
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,4]	$6,802	$94,276	$28,697	$13,121
Retained interests
Investment grade	$72	$638	$465	$—
Non-investment grade	19	586	—	69
Total	$91	$1,224	$465	$69
Interests purchased in the secondary market[5]
Investment grade	$18	$118	$33	$—
Non-investment grade	38	53	—	4
Total	$56	$171	$33	$4
Derivative assets	$—	$—	$—	$891
Derivative liabilities	—	—	—	284

	Fair Value at December 31, 2022
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$489	$—	$489
Non-investment grade	25	16	41
Total	$514	$16	$530
Interests purchased in the secondary market[3]
Investment grade	$140	$3	$143
Non-investment grade	42	16	58
Total	$182	$19	$201
Derivative assets	$1,114	$—	$1,114
Derivative liabilities	153	48	201

	Fair Value at December 31, 2021
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$536	$2	$538
Non-investment grade	40	40	80
Total	$576	$42	$618
Interests purchased in the secondary market[5]
Investment grade	$168	$1	$169
Non-investment grade	70	25	95
Total	$238	$26	$264
Derivative assets	$891	$—	$891
Derivative liabilities	194	90	284
RML—Residential mortgage loans
CML—Commercial mortgage loans
1.Amounts include CLO transactions managed by unrelated third parties.
2.Amounts include assets transferred by unrelated transferors.
3.Amounts are only included for transactions where the Firm also holds retained interests as part of the transfer.
4.Amounts in aggregate include $41 billion related to interests purchased in the secondary market where the Firm held no retained interest.
5.Amounts in aggregate include $168 million of interests purchased in the secondary market where the Firm held no retained interest.

December 2022 Form 10-K	122

Notes to Consolidated Financial Statements
The previous tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment. The transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statement. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. Certain retained interests are carried at fair value in the balance sheet with changes in fair value recognized in the income statement. Fair value for these interests is measured using techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Notes 2 and 5. Further, as permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the following Assets Sold with Retained Exposure table.
Proceeds from New Securitization Transactions and Sales of Loans

$ in millions	2022	2021	2020
New transactions[1]	$22,136	$57,528	$51,814
Retained interests	4,862	8,822	9,346
Sales of corporate loans to CLO SPEs[1,2]	62	169	763
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 15).
Assets Sold with Retained Exposure

$ in millions	At December 31, 2022	At December 31, 2021
Gross cash proceeds from sale of assets[1]	$49,059	$67,930
Fair value
Assets sold	$47,281	$68,992
Derivative assets recognized in the balance sheet	116	1,195
Derivative liabilities recognized in the balance sheet	1,893	132
1.The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
The Firm enters into transactions in which it sells securities, primarily equities, and contemporaneously enters into bilateral OTC derivatives with the purchasers of the securities, through which it retains exposure to the sold securities.
17. Regulatory Requirements
Regulatory Capital Framework
The Firm is an FHC under the Bank Holding Company Act of 1956, as amended, and is subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve establishes capital requirements for the Firm, including “well-capitalized” standards, and evaluates the Firm’s compliance with such capital requirements. The OCC establishes similar capital requirements and standards for the Firm’s U.S. bank subsidiaries, including, among others, MSBNA and MSPBNA (together, “U.S. Bank Subsidiaries”). The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee on Banking Supervision and also implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, many of the Firm’s regulated subsidiaries are subject to regulatory capital requirements, including regulated subsidiaries provisionally registered as swap dealers with the CFTC or conditionally registered as security-based swap dealers with the SEC or registered as broker-dealers or futures commission merchants.
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

123	December 2022 Form 10-K

Notes to Consolidated Financial Statements
Capital Buffer Requirements

	At December 31, 2022	At December 31, 2021	At December 31, 2022 and December 31, 2021
	Standardized	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	—	2.5%
SCB	5.8%	5.7%	N/A
G-SIB capital surcharge	3.0%	3.0%	3.0%
CCyB[1]	0%	0%	0%
Capital buffer requirement	8.8%	8.7%	5.5%

1.The CCyB can be set up to 2.5% but is currently set by the Federal Reserve at zero.
The capital buffer requirement represents the amount of Common Equity Tier 1 capital the Firm must maintain above the minimum risk-based capital requirements in order to avoid restrictions on the Firm’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. The Firm’s capital buffer requirement computed under the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) is equal to the sum of the SCB, G-SIB capital surcharge and CCyB, and the capital buffer requirement computed under the applicable advanced approaches for calculating credit risk, market risk and opeational risk RWA (“Advanced Approach”) is equal to the 2.5% capital conservation buffer, G-SIB capital surcharge and CCyB.
Risk-Based Regulatory Capital Ratio Requirements

		At December 31, 2022	At December 31, 2021	At December 31, 2022 and December 31, 2021
	Regulatory Minimum
		Standardized	Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.3%	13.2%	10.0%
Tier 1 capital ratio	6.0%	14.8%	14.7%	11.5%
Total capital ratio	8.0%	16.8%	16.7%	13.5%
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
The Firm’s risk-based capital ratios are computed under both (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At December 31, 2022 and December 31, 2021, the differences between the actual and required ratio were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced SLR capital buffer of at least 2%.
The Firm’s Regulatory Capital and Capital Ratios

$ in millions	Required Ratio[1]	At December 31, 2022	Required Ratio[1]	At December 31, 2021
Risk-based capital
Common Equity Tier 1 capital		$68,670		$75,742
Tier 1 capital		77,191		83,348
Total capital		86,575		93,166
Total RWA		447,849		471,921
Common Equity Tier 1 capital ratio	13.3%	15.3%	13.2%	16.0%
Tier 1 capital ratio	14.8%	17.2%	14.7%	17.7%
Total capital ratio	16.8%	19.3%	16.7%	19.7%

$ in millions	Required Ratio[1]	At December 31, 2022	At December 31, 2021
Leverage-based capital
Adjusted average assets[2]		$1,150,772	$1,169,939
Tier 1 leverage ratio	4.0%	6.7%	7.1%
Supplementary leverage exposure[3]		$1,399,403	$1,476,962
SLR	5.0%	5.5%	5.6%
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
U.S. Bank Subsidiaries’ Regulatory Capital and Capital Ratios
The OCC establishes capital requirements for the U.S. Bank Subsidiaries, and evaluates their compliance with such capital requirements. Regulatory capital requirements for the U.S. Bank Subsidiaries are calculated in a similar manner to the Firm’s regulatory capital requirements, although G-SIB capital surcharge and SCB requirements do not apply to the U.S. Bank Subsidiaries.
The OCC’s regulatory capital framework includes Prompt Corrective Action (“PCA”) standards, including “well-capitalized” PCA standards that are based on specified regulatory capital ratio minimums. For the Firm to remain an

December 2022 Form 10-K	124

Notes to Consolidated Financial Statements
FHC, its U.S. Bank Subsidiaries must remain well-capitalized in accordance with the OCC’s PCA standards. In addition, failure by the U.S. Bank Subsidiaries to meet minimum capital requirements may result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the U.S. Bank Subsidiaries’ and the Firm’s financial statements.
At December 31, 2022 and December 31, 2021, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. At December 31, 2021, the risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure were calculated excluding the effect of the adoption of CECL based on the Firm’s election to defer this effect over a five-year transition period that began on January 1, 2020. In 2022 the deferral impacts began to phase in at 25% per year and will become fully phased-in beginning in 2025.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At December 31, 2022		At December 31, 2021
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$20,043	20.5%	$18,960	20.5%
Tier 1 capital	8.0%	8.5%	20,043	20.5%	18,960	20.5%
Total capital	10.0%	10.5%	20,694	21.1%	19,544	21.1%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$20,043	10.1%	$18,960	10.2%
SLR	6.0%	3.0%	20,043	8.1%	18,960	8.1%
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At December 31, 2022[2]		At December 31, 2021
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$15,546	27.5%	$10,293	24.3%
Tier 1 capital	8.0%	8.5%	15,546	27.5%	10,293	24.3%
Total capital	10.0%	10.5%	15,695	27.8%	10,368	24.5%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$15,546	7.6%	$10,293	6.9%
SLR	6.0%	3.0%	15,546	7.4%	10,293	6.7%
1.Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the ability to make capital distributions, including the payment of dividends.
2.Regulatory capital amounts and ratios as of December 31, 2022 include the amounts from E*TRADE Bank (“ETB”) and E*TRADE Savings Bank (“ETSB”) as a result of the mergers described herein.
Additionally, MSBNA is conditionally registered with the SEC as a security-based swap dealer and is provisionally registered with the CFTC as a swap dealer. However, as MSBNA is prudentially regulated as a bank, its capital requirements continue to be determined by the OCC.
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At December 31, 2022	At December 31, 2021
Net capital	$17,224	$18,383
Excess net capital	12,861	14,208
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC, respectively, and provisionally registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and provisionally-registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At December 31, 2022 and December 31, 2021, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
The following subsidiaries are also subject to various regulatory capital requirements and operated with capital in excess of their respective regulatory capital requirements as of December 31, 2022 and December 31, 2021, as applicable:
•MSSB, a registered U.S. broker-dealer and introducing broker for the futures business, is subject to, respectively, the minimum net capital requirements of the SEC and CFTC.
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
•Morgan Stanley Europe Holdings SE Group (“MSEHSE Group”), including MSESE, a Germany-based broker-dealer, is subject to the capital requirements of the European Central Bank, BaFin and the German Central Bank. MSESE is also conditionally registered with the SEC as a security-based swap dealer and provisionally registered with the CFTC as a swap dealer. Pursuant to interim no-action relief, MSESE is currently complying with home-country capital requirements in lieu of CFTC capital requirements. Pursuant to interim no-action relief as of year end 2022 and then applicable substituted compliance rules with effect from January 1, 2023, MSESE has been complying with home-country capital requirements in lieu of SEC capital requirements.

125	December 2022 Form 10-K

Notes to Consolidated Financial Statements
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

$ in millions	At December 31, 2022	At December 31, 2021
Restricted net assets	$45,896	$49,516
18. Total Equity
Morgan Stanley Shareholders’ Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At December 31, 2022	Liquidation Preference per Share	At December 31, 2022	At December 31, 2021
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P2	40,000	25,000	1,000	—
Total			$8,750	$7,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
2.The Firm issued Series P Preferred Stock on August 2, 2022.
The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 17).
Description of Preferred Stock as of December 31, 2022

		Depositary Shares per Share	Redemption
Series[1,2]	Shares Issued		Price per Share[3]	Date[4]
A	44,000	1,000	$25,000	Currently redeemable
C5	1,160,791	N/A	1,100	Currently redeemable
E	34,500	1,000	25,000	October 15, 2023
F	34,000	1,000	25,000	January 15, 2024
I	40,000	1,000	25,000	October 15, 2024
K	40,000	1,000	25,000	April 15, 2027
L	20,000	1,000	25,000	January 15, 2025
M6	400,000	N/A	1,000	September 15, 2026
N6	3,000	100	100,000	October 2, 2025
O7	52,000	1,000	25,000	January 15, 2027
P	40,000	1,000	25,000	October 15, 2027
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
6.Series M and N Preferred Stock were issued on October 2, 2020 as part of the acquisition of E*TRADE.
7.The Firm issued Series O Preferred Stock on October 25, 2021.

December 2022 Form 10-K	126

Notes to Consolidated Financial Statements
Common Stock
Rollforward of Common Stock Outstanding

in millions	2022	2021
Shares outstanding at beginning of period	1,772	1,810
Treasury stock purchases[1]	(124)	(134)
Issuance for the acquisition of Eaton Vance	—	69
Other[2]	27	27
Shares outstanding at end of period	1,675	1,772
1.The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (“Share Repurchase Program”). In addition to the Firm’s Share Repurchase Program, Treasury stock purchases include repurchases of common stock for employee tax withholding.
2.Other includes net shares issued to and forfeited from employee stock trusts and issued for RSU conversions.
Share Repurchases

$ in millions	2022	2021
Repurchases of common stock under the Firm’s Share Repurchase Program	$9,865	$11,464
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
Common Shares Outstanding for Basic and Diluted EPS

in millions	2022	2021	2020
Weighted average common shares outstanding, basic	1,691	1,785	1,603
Effective of dilutive RSUs and PSUs	22	29	21
Weighted average common shares outstanding and common stock equivalents, diluted	1,713	1,814	1,624
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	3	—	5
Dividends

$ in millions, except per share data	2022		2021		2020
	Per Share[1]	Total	Per Share[1]	Total	Per Share[1]	Total
Preferred Stock Series
A	$1,061	$47	$1,022	$44	$1,017	$44
C	100	52	100	52	100	52
E	1,781	60	1,781	60	1,781	60
F	1,719	59	1,719	60	1,719	60
H2	—	—	719	38	1,143	60
I	1,594	64	1,594	64	1,594	64
J3	—	—	253	15	1,213	74
K	1,463	59	1,463	59	1,463	59
L	1,219	24	1,219	24	1,219	23
M4	59	24	59	24	—	—
N5	5,300	16	5,300	16	—	—
O6	1,063	55	236	12	—	—
P	736	29	—	—	—	—
Total Preferred stock		$489		$468		$496
Common stock	$2.950	$5,108	$2.100	$3,818	$1.400	$2,295
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
5.Series N is payable semiannually until March 15, 2023 and thereafter will be payable quarterly.
6.Series O is payable semiannually until January 15, 2027 and thereafter will be payable quarterly.
Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
December 31, 2019	$(897)	$207	$(644)	$(1,454)	$—	$(2,788)
OCI during the period	102	1,580	146	(1,002)	—	826
December 31, 2020	(795)	1,787	(498)	(2,456)	—	(1,962)
OCI during the period	(207)	(1,542)	(53)	662	—	(1,140)
December 31, 2021	(1,002)	245	(551)	(1,794)	—	(3,102)
OCI during the period	(202)	(4,437)	43	1,449	(4)	(3,151)
December 31, 2022	$(1,204)	$(4,192)	$(508)	$(345)	$(4)	$(6,253)
CTA—Cumulative foreign currency translation adjustments
1.Amounts are net of tax and noncontrolling interests.

127	December 2022 Form 10-K

Notes to Consolidated Financial Statements
Components of Period Changes in OCI

	2022
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(179)	$(217)	$(396)	$(135)	$(261)
Reclassified to earnings	—	59	59	—	59
Net OCI	$(179)	$(158)	$(337)	$(135)	$(202)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(5,720)	$1,337	$(4,383)	$—	$(4,383)
Reclassified to earnings	(70)	16	(54)	—	(54)
Net OCI	$(5,790)	$1,353	$(4,437)	$—	$(4,437)
Pension and other
OCI activity	$38	$(13)	$25	$—	$25
Reclassified to earnings	22	(4)	18	—	18
Net OCI	$60	$(17)	$43	$—	$43
Change in net DVA
OCI activity	$1,982	$(480)	$1,502	$53	$1,449
Reclassified to earnings	—	—	—	—	—
Net OCI	$1,982	$(480)	$1,502	$53	$1,449
Change in fair value of cash flow hedge derivatives
OCI activity	$(4)	$—	$(4)	$—	$(4)
Reclassified to earnings	—	—	—	—	$—
Net OCI	$(4)	$—	$(4)	$—	$(4)

	2021
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(140)	$(191)	$(331)	$(124)	$(207)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(140)	$(191)	$(331)	$(124)	$(207)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(1,803)	$422	$(1,381)	$—	$(1,381)
Reclassified to earnings	(210)	49	(161)	—	(161)
Net OCI	$(2,013)	$471	$(1,542)	$—	$(1,542)
Pension and other
OCI activity	$(101)	$26	$(75)	$—	$(75)
Reclassified to earnings	31	(9)	22	—	22
Net OCI	$(70)	$17	$(53)	$—	$(53)
Change in net DVA
OCI activity	$882	$(213)	$669	$34	$635
Reclassified to earnings	36	(9)	27	—	27
Net OCI	$918	$(222)	$696	$34	$662

	2020
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$74	$99	$173	$68	$105
Reclassified to earnings	(3)	—	(3)	—	(3)
Net OCI	$71	$99	$170	$68	$102
Change in net unrealized gains (losses) on AFS securities
OCI activity	$2,194	$(508)	$1,686	$—	$1,686
Reclassified to earnings	(137)	31	(106)	—	(106)
Net OCI	$2,057	$(477)	$1,580	$—	$1,580
Pension and other
OCI activity	$162	$(34)	$128	$—	$128
Reclassified to earnings	23	(5)	18	—	18
Net OCI	$185	$(39)	$146	$—	$146
Change in net DVA
OCI activity	$(1,385)	$337	$(1,048)	$(26)	$(1,022)
Reclassified to earnings	26	(6)	20	—	20
Net OCI	$(1,359)	$331	$(1,028)	$(26)	$(1,002)
Cumulative Foreign Currency Translation Adjustments

$ in millions	At December 31, 2022	At December 31, 2021
Associated with net investments in subsidiaries with a non-U.S. dollar functional currency	$(3,136)	$(2,277)
Hedges, net of tax	1,932	1,275
Total	$(1,204)	$(1,002)
Carrying value of net investments in non-U.S. dollar functional currency subsidiaries subject to hedges	$17,023	$15,605
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

December 2022 Form 10-K	128

Notes to Consolidated Financial Statements
19. Interest Income and Interest Expense

$ in millions	2022	2021	2020
Interest income
Investment securities	$3,066	$2,759	$2,282
Loans	6,988	4,209	4,142
Securities purchased under agreements to resell[1]	2,188	(181)	458
Securities borrowed[2]	1,020	(1,017)	(652)
Trading assets, net of Trading liabilities	2,484	2,038	2,417
Customer receivables and Other[3]	5,849	1,603	1,515
Total interest income	$21,595	$9,411	$10,162
Interest expense
Deposits	$1,825	$409	$953
Borrowings	5,054	2,725	3,250
Securities sold under agreements to repurchase[4]	1,760	93	564
Securities loaned[5]	503	401	419
Customer payables and Other[6]	3,126	(2,262)	(1,337)
Total interest expense	$12,268	$1,366	$3,849
Net interest	$9,327	$8,045	$6,313
1.Includes interest paid on Securities purchased under agreements to resell.
2.Includes fees paid on Securities borrowed.
3.Includes interest from Cash and cash equivalents.
4.Includes interest received on Securities sold under agreements to repurchase.
5.Includes fees received on Securities loaned.
6.Includes fees received from Equity Financing customers related to their short transactions, which can be under either margin or securities lending arrangements.
Interest income and Interest expense are classified in the income statement based on the nature of the instrument and related market conventions. When included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
Accrued Interest

$ in millions	At December 31, 2022	At December 31, 2021
Customer and other receivables	$4,139	$1,800
Customer and other payables	4,273	2,164
20. Deferred Compensation Plans and Carried Interest Compensation
Stock-Based Compensation Plans
Certain current and former employees of the Firm participate in the Firm’s stock-based compensation plans. These plans include RSUs, PSUs and an ESPP.
Stock-Based Compensation Expense

$ in millions	2022	2021	2020
RSUs	$1,827	$1,834	$1,170
PSUs	40	251	142
ESPP	8	—	—
Total	$1,875	$2,085	$1,312
Retirement-eligible awards[1]	$176	$192	$157
1.Total expense includes stock-based compensation anticipated to be awarded in January of the following year that does not contain a future service requirement.
Tax Benefit Related to Stock-Based Compensation Expense

$ in millions	2022	2021	2020
Tax benefit[1]	$427	$432	$270
1.Excludes income tax consequences related to employee share-based award conversions.
Unrecognized Compensation Cost Related to Stock-Based Awards Granted

$ in millions	At December 31, 2022[1]
To be recognized in:
2023	$643
2024	282
Thereafter	48
Total	$973
1.Amounts do not include forfeitures, future adjustments to fair value for certain awards or 2022 performance year compensation awarded in January 2023, which will begin to be amortized in 2023.
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
Common Shares Available for Future Awards under Stock-Based Compensation Plans

in millions	At December 31, 2022
Shares	134
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

129	December 2022 Form 10-K

Notes to Consolidated Financial Statements
Vested and Unvested RSU Activity

	2022
shares in millions	Number of Shares	Weighted Average Award Date Fair Value
RSUs at beginning of period	67	$60.27
Awarded	23	96.61
Conversions to common stock	(25)	51.71
Forfeited	(2)	78.07
RSUs at end of period[1]	63	$76.31
Aggregate intrinsic value of RSUs at end of period (dollars in millions)		$5,366
Weighted average award date fair value
RSUs awarded in 2021		77.28
RSUs awarded in 2020		55.01
1.At December 31, 2022, the weighted average remaining term until delivery for the outstanding RSUs was approximately 1.2 years.
Unvested RSU Activity

	2022
shares in millions	Number of Shares	Weighted Average Award Date Fair Value
Unvested RSUs at beginning of period	39	$65.58
Awarded	23	96.61
Vested	(25)	68.38
Forfeited	(2)	78.07
Unvested RSUs at end of period[1]	35	$83.41
1.Unvested RSUs represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligible requirements.
Fair Value of RSU Activity1

$ in millions	2022	2021	2020
Conversions to common stock	$2,301	$1,539	$1,295
Vested	2,433	1,647	1,289
1. Fair value of converted stock is based on the share price at conversion. Fair value of vested stock is based on the share price at date of vesting.
Performance-Based Stock Units
PSUs will vest and convert to shares of common stock only if the Firm satisfies predetermined performance and market-based conditions over a three-year performance period. The number of PSUs that will vest ranges from 0% to 150% of the target award, based on the extent to which the Firm achieves the specified performance goals. One-half of the award is earned based on either the Firm’s average return on equity, excluding certain adjustments (“MS Adjusted ROE”) or for awards granted beginning in 2021, the Firm’s average return on tangible common equity excluding certain adjustments (“MS Adjusted ROTCE”). The other half of the award will be earned based on the Firm’s total shareholder return, relative to the total shareholder return of the S&P 500 Financials Sector Index (“Relative MS TSR”). PSUs have vesting, restriction and cancellation provisions that are generally similar to those of RSUs. At December 31, 2022, approximately 2.5 million PSUs were outstanding.
PSU Fair Value on Award Date

	2022	2021	2020
MS Adjusted ROTCE/ROE	$100.12	$74.87	$57.05
Relative MS TSR	102.17	83.70	65.31
The Relative MS TSR fair values on the award date were estimated using a Monte Carlo simulation and the following assumptions.
Monte Carlo Simulation Assumptions

	Risk-Free Interest Rate	Expected Stock Price Volatility	Correlation Coefficient
Award year
2022	1.3%	38.9%	0.91
2021	0.2%	39.0%	0.92
2020	1.6%	24.0%	0.88
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
Deferred Cash-Based Compensation Expense

$ in millions	2022	2021	2020
Deferred cash-based awards	$761	$810	$1,263
Return on referenced investments	(716)	526	856
Total	$45	$1,336	$2,119
Retirement-eligible awards[1]	$264	$253	$194
1.Total expense includes deferred cash-based compensation anticipated to be awarded in January of the following year that does not contain a future service requirement.
Carried Interest Compensation
The Firm generally recognizes compensation expense for any portion of carried interest (both realized and unrealized) that is allocated to employees.
Carried Interest Compensation Expense

$ in millions	2022	2021	2020
Expense	$225	$346	$215

December 2022 Form 10-K	130

Notes to Consolidated Financial Statements
21. Employee Benefit Plans
Pension Plans
Components of Net Periodic Benefit Expense (Income)

	Pension Plans
$ in millions	2022	2021	2020
Service cost, benefits earned during the period	$19	$19	$17
Interest cost on projected benefit obligation	111	104	121
Expected return on plan assets	(56)	(48)	(77)
Net amortization of prior service cost	1	1	1
Net amortization of actuarial loss	25	34	26
Net periodic benefit expense	$100	$110	$88

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
Rollforward of Pre-tax AOCI

	Pension Plans
$ in millions	2022	2021	2020
Beginning balance	$(768)	$(691)	$(877)
Net gain (loss)	26	(112)	161
Prior service cost	—	—	(2)
Amortization of prior service cost	1	1	1
Amortization of net loss	25	34	26
Changes recognized in OCI	52	(77)	186
Ending balance	$(716)	$(768)	$(691)
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
Weighted Average Assumptions Used to Determine Net Periodic Benefit Expense (Income)

	Pension Plans
	2022	2021	2020
Discount rate	2.80%	2.43%	3.08%
Expected long-term rate of return on plan assets	1.71%	1.42%	2.35%
Rate of future compensation increases	3.36%	3.25%	3.28%
The accounting for pension plans involves certain assumptions and estimates. The expected long-term rate of return for the U.S. Qualified Plan was estimated by computing a weighted average of the underlying long-term expected returns based on the investment managers’ target allocations.
Benefit Obligation and Funded Status
Rollforward of the Projected Benefit Obligation and Fair Value of Plan Assets

	Pension Plans
$ in millions	2022	2021
Rollforward of projected benefit obligation
Benefit obligation at beginning of year	$4,081	$4,334
Service cost	19	19
Interest cost	111	104
Actuarial (gain) loss[1]	(1,064)	(122)
Plan amendments	—	(1)
Plan settlements	(2)	(16)
Benefits paid	(196)	(217)
Other[2]	(42)	(20)
Projected benefit obligation at end of year	$2,907	$4,081
Rollforward of fair value of plan assets
Fair value of plan assets at beginning of year	$3,605	$3,985
Actual return on plan assets	(982)	(186)
Employer contributions	37	38
Benefits paid	(196)	(217)
Plan settlements	(2)	(15)
Other[2]	(46)	—
Fair value of plan assets at end of year	$2,416	$3,605
Funded (unfunded) status	$(491)	$(476)
Amounts recognized in the balance sheet
Assets	$75	$117
Liabilities	(566)	(593)
Net amount recognized	$(491)	$(476)
1.Primarily reflects the impact of year-over-year discount rate fluctuations and changes in mortality assumptions.
2.Includes the impact of foreign currency exchange rate changes and transfers into plan assets.
Accumulated Benefit Obligation

$ in millions	At December 31, 2022	At December 31, 2021
Pension plans	$2,891	$4,065

131	December 2022 Form 10-K

Notes to Consolidated Financial Statements
Pension Plans with Projected Benefit Obligations in Excess of the Fair Value of Plan Assets

$ in millions	At December 31, 2022	At December 31, 2021
Projected benefit obligation	$2,746	$3,768
Accumulated benefit obligation	2,731	3,753
Fair value of plan assets	2,180	3,175
The pension plans included in the table above may differ based on their funding status as of December 31 of each year.
Weighted Average Assumptions Used to Determine Projected Benefit Obligation

	Pension Plans
	At December 31, 2022	At December 31, 2021
Discount rate	4.93%	2.80%
Rate of future compensation increase	3.73%	3.36%
The discount rates used to determine the benefit obligation were selected by the Firm, in consultation with its independent actuary. The U.S. pension plans use a pension discount yield curve based on the characteristics of the plans, each determined independently. The pension discount yield curve represents spot discount yields based on duration implicit in a representative broad-based Aa-rated corporate bond universe of high-quality fixed income investments. For all non-U.S. pension plans, the assumed discount rates are based on the nature of liabilities, local economic environments and available bond indices.
Plan Assets
Fair Value of Plan Assets

	At December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$4	$—	$—	$4
U.S. government and agency securities	1,788	267	—	2,055
Corporate and other debt—CDO	—	—	—	—
Derivative contracts	—	(2)	—	(2)
Other investments	—	—	64	64
Other receivables[1]	—	21	—	21
Total	$1,792	$286	$64	$2,142
Assets Measured at NAV
Commingled trust funds:
Money market				44
Foreign funds:
Fixed income				55
Liquidity				20
Targeted cash flow				158
Total				$277
Liabilities
Other payables[1]	—	(3)	—	(3)
Total liabilities	$—	$(3)	$—	$(3)
Fair value of plan assets				$2,416

	At December 31, 2021
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$9	$—	$—	$9
U.S. government and agency securities	2,759	314	—	3,073
Corporate and other debt—CDO	—	1	—	1
Derivative contracts	—	3	—	3
Other investments	—	—	65	65
Other receivables[1]	—	2	—	2
Total	$2,768	$320	$65	$3,153
Assets Measured at NAV
Commingled trust funds:
Money market				33
Foreign funds:
Fixed income				162
Liquidity				39
Targeted cash flow				235
Total				$469
Liabilities
Other payables[1]	—	(17)	—	(17)
Total liabilities	$—	$(17)	$—	$(17)
Fair value of plan assets				$3,605
1.Other receivables and other payables are valued at their carrying value, which approximates fair value.
Rollforward of Level 3 Plan Assets

$ in millions	2022	2021
Balance at beginning of period	$65	$61
Realized and unrealized gains	—	1
Purchases, sales and settlements, net	(1)	3
Balance at end of period	$64	$65
There were no transfers between levels during 2022 and 2021.
The U.S. Qualified Plan assets represent 88% and 86% of the Firm’s total pension plan assets at December 31, 2022 and December 2021, respectively. The U.S. Qualified Plan uses a combination of active and risk-controlled fixed income investment strategies. The fixed income asset allocation consists primarily of fixed income securities and related derivative instruments designed to approximate the expected cash flows of the plan’s liabilities to help reduce plan exposure to interest rate variation and to better align assets with the obligation. The longer-duration fixed income allocation is expected to help protect the plan’s funded status and maintain the stability of plan contributions over the long run. The investment portfolio performance is assessed by comparing actual investment performance with changes in the estimated present value of the U.S. Qualified Plan’s benefit obligation.
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

December 2022 Form 10-K	132

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
Expected Contributions
The Firm’s policy is to fund at least the amount sufficient to meet minimum funding requirements under applicable employee benefit and tax laws. At December 31, 2022, the Firm expected to contribute approximately $40 million to its pension plans in 2023 based upon the plans’ current funded status and expected asset return assumptions for 2023.
Expected Future Benefit Payments

At December 31, 2022
$ in millions	Pension Plans
2023	$149
2024	153
2025	159
2026	166
2027	174
2028-2032	937
401(k) Plans

$ in millions	2022	2021	2020
Expense	$355	$357	$293
U.S. employees meeting certain eligibility requirements may participate in the Firm’s 401(k) plan.
Morgan Stanley 401(k) Plan
Eligible employees receive discretionary 401(k) matching cash contributions as determined annually by the Firm. The Firm matched eligible employee contributions up to the IRS limit at 4%, or 5% up to a certain compensation level, in 2022 and 2021. Eligible employees with eligible pay less than or equal to $100,000 also received a fixed contribution equal to 2% of eligible pay. Transition contributions relating to acquired entities or frozen employee benefit plans were allocated to certain eligible employees through 2020. Contributions are invested among available funds according to each participant’s investment direction and are included in the Firm’s 401(k) expense.
Non-U.S. Defined Contribution Pension Plans

$ in millions	2022	2021	2020
Expense	$163	$149	$130
The Firm maintains separate defined contribution pension plans that cover eligible employees of certain non-U.S. subsidiaries. Under such plans, benefits are generally determined based on a fixed rate of base salary with certain vesting requirements.

133	December 2022 Form 10-K

Notes to Consolidated Financial Statements
22. Income Taxes
Components of Provision for Income Taxes

$ in millions	2022	2021	2020
Current
U.S.:
Federal	$2,518	$2,554	$1,641
State and local	442	475	399
Non-U.S.:
U.K.	405	551	395
Japan	105	105	185
Hong Kong	29	192	185
Other[1]	260	667	684
Total	$3,759	$4,544	$3,489

Deferred
U.S.:
Federal	$(803)	$(11)	$(249)
State and local	(142)	33	(38)
Non-U.S.:
U.K.	55	(37)	(2)
Japan	20	4	12
Hong Kong	(1)	(9)	(3)
Other[1]	22	24	30
Total	$(849)	$4	$(250)
Provision for income taxes	$2,910	$4,548	$3,239
1.Other Non-U.S. tax provisions for 2022, 2021 and 2020 primarily include Brazil, Singapore and the Netherlands.
Reconciliation of the U.S. Federal Statutory Income Tax Rate to the Effective Income Tax Rate

	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	1.8	2.1	2.0
Domestic tax credits and tax exempt income	(0.9)	(0.6)	(0.8)
Non-U.S. earnings	0.8	1.4	1.7
Employee share-based awards	(1.7)	(0.6)	(0.7)
Other	(0.3)	(0.2)	(0.7)
Effective income tax rate	20.7%	23.1%	22.5%
Deferred Tax Assets and Liabilities

$ in millions	At December 31, 2022	At December 31, 2021
Gross deferred tax assets
Net operating loss and tax credit carryforwards	$288	$276
Employee compensation and benefit plans	2,487	2,430
Allowance for credit losses and other reserves	595	599
Valuation of net trading inventory, investments and receivables	1,743	474
Other	35	15
Total deferred tax assets	5,148	3,794
Less: Deferred tax assets valuation allowance	205	208
Deferred tax assets after valuation allowance	$4,943	$3,586
Gross deferred tax liabilities
Fixed assets	807	1,287
Intangibles and goodwill	2,019	2,046
Total deferred tax liabilities	$2,826	$3,333
Net deferred tax assets	$2,117	$253
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.
The Firm believes the recognized net deferred tax assets (after valuation allowance) at December 31, 2022 are more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates.
The earnings of certain foreign subsidiaries and affiliates are indefinitely reinvested due to regulatory and other capital requirements in foreign jurisdictions. As of December 31, 2022, the unrecognized deferred tax liability attributable to indefinitely reinvested earnings is $429 million.
Rollforward of Unrecognized Tax Benefits

$ in millions	2022	2021	2020
Balance at beginning of period	$971	$755	$755
Increases based on tax positions related to the current period	256	201	139
Increases based on tax positions related to prior periods	64	74	178
Increases based on the acquisition of E*TRADE	—	—	26
Decreases based on tax positions related to prior periods	(134)	(37)	(297)
Decreases related to settlements with taxing authorities	(6)	(10)	(36)
Decreases related to lapse of statute of limitations	(22)	(12)	(10)
Balance at end of period	$1,129	$971	$755
Net unrecognized tax benefits[1]	$1,007	$860	$665
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

December 2022 Form 10-K	134

Notes to Consolidated Financial Statements
reasonably estimate the expected change to the total amount of unrecognized tax benefits and the impact on the Firm’s effective tax rate over the next 12 months.
Interest Expense (Benefit) Associated with Unrecognized Tax Benefits, Net of Federal and State Income Tax Benefits

$ in millions	2022	2021	2020
Recognized in income statement	$39	$14	$56
Accrued at end of period	175	142	134
Interest and penalties related to unrecognized tax benefits are recognized as a component of the provision for income taxes. Penalties related to unrecognized tax benefits for the years mentioned above were immaterial.
Earliest Tax Year Subject to Examination in Major Tax Jurisdictions

Jurisdiction	Tax Year
U.S.	2017
New York State and New York City	2010
U.K.	2011
Japan	2018
Hong Kong	2016
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
Selected Financial Information by Business Segment

	2022
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$5,235	$438	$—	$(74)	$5,599
Trading	14,318	(432)	(11)	53	13,928
Investments	(156)	51	120	—	15
Commissions and fees[1]	2,756	2,467	—	(285)	4,938
Asset management[1,2]	580	13,872	5,332	(206)	19,578
Other	(295)	592	(2)	(12)	283
Total non-interest revenues	22,438	16,988	5,439	(524)	44,341
Interest income	13,276	9,579	56	(1,316)	21,595
Interest expense	11,321	2,150	120	(1,323)	12,268
Net interest	1,955	7,429	(64)	7	9,327
Net revenues	$24,393	$24,417	$5,375	$(517)	$53,668
Provision for credit losses	$211	$69	$—	$—	$280
Compensation and benefits	8,246	12,534	2,273	—	23,053
Non-compensation expenses	9,221	5,231	2,295	(501)	16,246
Total non-interest expenses	$17,467	$17,765	$4,568	$(501)	$39,299
Income before provision for income taxes	$6,715	$6,583	$807	$(16)	$14,089
Provision for income taxes	1,308	1,444	162	(4)	2,910
Net income	5,407	5,139	645	(12)	11,179
Net income applicable to noncontrolling interests	165	—	(15)	—	150
Net income applicable to Morgan Stanley	$5,242	$5,139	$660	$(12)	$11,029

	2021
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$10,272	$822	$—	$(100)	$10,994
Trading	12,353	418	(53)	92	12,810
Investments	607	48	721	—	1,376
Commissions and fees[1]	2,878	3,019	1	(377)	5,521
Asset management[1,2]	583	13,966	5,576	(158)	19,967
Other	495	577	(20)	(10)	1,042
Total non-interest revenues	27,188	18,850	6,225	(553)	51,710
Interest income	3,752	5,821	31	(193)	9,411
Interest expense	1,107	428	36	(205)	1,366
Net interest	2,645	5,393	(5)	12	8,045
Net revenues	$29,833	$24,243	$6,220	$(541)	$59,755
Provision for credit losses	$(7)	$11	$—	$—	$4
Compensation and benefits	9,165	13,090	2,373	—	24,628
Non-compensation expenses	8,861	4,961	2,169	(536)	15,455
Total non-interest expenses	$18,026	$18,051	$4,542	$(536)	$40,083
Income before provision for income taxes	$11,814	$6,181	$1,678	$(5)	$19,668
Provision for income taxes	2,746	1,447	356	(1)	4,548
Net income	9,068	4,734	1,322	(4)	15,120
Net income applicable to noncontrolling interests	111	—	(25)	—	86
Net income applicable to Morgan Stanley	$8,957	$4,734	$1,347	$(4)	$15,034

135	December 2022 Form 10-K

Notes to Consolidated Financial Statements

	2020
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$7,204	$559	$—	$(89)	$7,674
Trading	13,097	844	(34)	76	13,983
Investments	166	12	808	—	986
Commissions and fees[1]	2,935	2,291	1	(376)	4,851
Asset management[1,2]	461	10,955	3,013	(157)	14,272
Other	323	403	(39)	(9)	678
Total non-interest revenues	24,186	15,064	3,749	(555)	42,444
Interest income	5,809	4,771	14	(432)	10,162
Interest expense	3,519	749	29	(448)	3,849
Net interest	2,290	4,022	(15)	16	6,313
Net revenues	$26,476	$19,086	$3,734	$(539)	$48,757
Provision for credit losses	$731	$30	$—	$—	$761
Compensation and benefits	8,342	10,970	1,542	—	20,854
Non-compensation expenses	8,252	3,699	1,322	(549)	12,724
Total non-interest expenses	$16,594	$14,669	$2,864	$(549)	$33,578
Income before provision for income taxes	$9,151	$4,387	$870	$10	$14,418
Provision for income taxes	2,040	1,026	171	2	3,239
Net income	7,111	3,361	699	8	11,179
Net income applicable to noncontrolling interests	99	—	84	—	183
Net income applicable to Morgan Stanley	$7,012	$3,361	$615	$8	$10,996
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
Detail of Investment Banking Revenues

$ in millions	2022	2021	2020
Institutional Securities—Advisory	$2,946	$3,487	$2,008
Institutional Securities—Underwriting	2,289	6,785	5,196
Firm Investment banking revenues from contracts with customers	90%	91%	92%
Trading Revenues by Product Type

$ in millions	2022	2021	2020
Interest rate	$2,808	$740	$2,978
Foreign exchange	1,585	1,008	902
Equity[1]	7,515	7,331	6,200
Commodity and other	1,466	2,599	1,762
Credit	554	1,132	2,141
Total	$13,928	$12,810	$13,983
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At December 31, 2022	At December 31, 2021
Net cumulative unrealized performance-based fees at risk of reversing	$819	$802
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

$ in millions	2022	2021	2020
Fee waivers	$211	$516	$135
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
Other Expenses—Transaction Taxes

$ in millions	2022	2021	2020
Transaction taxes	$910	$969	$699
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.

December 2022 Form 10-K	136

Notes to Consolidated Financial Statements
Net Revenues by Region

$ in millions	2022	2021	2020
Americas	$40,117	$44,605	$35,459
EMEA	6,811	7,699	6,549
Asia	6,740	7,451	6,749
Total	$53,668	$59,755	$48,757
Income before Provision for Income Taxes

$ in millions	2022	2021	2020
U.S.	$9,363	$14,082	$10,027
Non-U.S.[1]	4,726	5,586	4,391
Total	$14,089	$19,668	$14,418
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
Wealth Management: Americas, where representatives operate.
Investment Management: Client location, except certain closed-end funds, which are based on asset location.
Revenues Recognized from Prior Services

$ in millions	2022	2021	2020
Non-interest revenues	$2,538	$2,391	$2,298
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. For the years ended December 31, 2022 and 2021, these revenues primarily include investment banking advisory fees, and for the year ended December 31, 2020, these revenues primarily include investment banking advisory fees and distribution fees.
Receivables from Contracts with Customers

$ in millions	At December 31, 2022	At December 31, 2021
Customer and other receivables	$2,577	$3,591
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At December 31, 2022	At December 31, 2021
Institutional Securities	$789,837	$792,135
Wealth Management	373,305	378,438
Investment Management	17,089	17,567
Total[1]	$1,180,231	$1,188,140
1. Parent assets have been fully allocated to the business segments.
Total Assets by Region

$ in millions	At December 31, 2022	At December 31, 2021
Americas	$853,228	$848,001
EMEA	197,397	204,083
Asia	129,606	136,056
Total	$1,180,231	$1,188,140
24. Parent Company
Parent Company Only—Condensed Income Statement and Comprehensive Income Statement

$ in millions	2022	2021	2020
Revenues
Dividends from bank subsidiaries	$2,875	$—	$2,811
Dividends from BHC and non-bank subsidiaries	8,661	8,898	1,170
Total dividends from subsidiaries	11,536	8,898	3,981
Trading	(1,143)	229	(244)
Other	170	4	51
Total non-interest revenues	10,563	9,131	3,788
Interest income	5,805	2,648	3,666
Interest expense	6,162	2,822	3,087
Net interest	(357)	(174)	579
Net revenues	10,206	8,957	4,367
Non-interest expenses	252	443	387
Income before income taxes	9,954	8,514	3,980
Provision for (benefit from) income taxes	(456)	(203)	(109)
Net income before undistributed gain of subsidiaries	10,410	8,717	4,089
Undistributed gain of subsidiaries	619	6,317	6,907
Net income	11,029	15,034	10,996
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(202)	(207)	102
Change in net unrealized gains (losses) on available-for-sale securities	(4,437)	(1,542)	1,580
Pensions and other	43	(53)	146
Change in net debt valuation adjustment	1,449	662	(1,002)
Net change in cash flow hedges	(4)	—	—
Comprehensive income	$7,878	$13,894	$11,822
Net income	$11,029	$15,034	$10,996
Preferred stock dividends and other	489	468	496
Earnings applicable to Morgan Stanley common shareholders	$10,540	$14,566	$10,500

137	December 2022 Form 10-K

Notes to Consolidated Financial Statements
Parent Company Only—Condensed Balance Sheet

$ in millions, except share data	At December 31, 2022	At December 31, 2021
Assets
Cash and cash equivalents	$25,333	$15,342
Trading assets at fair value	10,391	5,298
Investment securities (includes $17,409 and $21,246 at fair value; $27,226 and $16,573 were pledged to various parties)	36,676	39,707
Securities purchased under agreement to resell to affiliates	22,987	21,116
Advances to subsidiaries:
Bank and BHC	76,232	59,757
Non-bank	93,593	96,202
Equity investments in subsidiaries:
Bank and BHC	59,676	69,059
Non-bank	50,366	48,481
Other assets	2,071	1,109
Total assets	$377,325	$356,071
Liabilities
Trading liabilities at fair value	$262	$1,688
Securities sold under agreements to repurchase from affiliates	28,682	16,928
Payables to and advances from subsidiaries	76,170	59,960
Other liabilities and accrued expenses	2,282	1,859
Borrowings (includes $12,122 and $15,894 at fair value)	169,788	170,195
Total liabilities	277,184	250,630
Commitments and contingent liabilities (see Note 15)
Equity
Preferred stock	8,750	7,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,675,487,409 and 1,772,226,530	20	20
Additional paid-in capital	29,339	28,841
Retained earnings	94,862	89,432
Employee stock trusts	4,881	3,955
Accumulated other comprehensive income (loss)	(6,253)	(3,102)
Common stock held in treasury at cost, $0.01 par value (363,406,570 and 266,667,449 shares)	(26,577)	(17,500)
Common stock issued to employee stock trusts	(4,881)	(3,955)
Total shareholders’ equity	100,141	105,441
Total liabilities and equity	$377,325	$356,071
Parent Company Only—Condensed Cash Flow Statement

$ in millions	2022	2021	2020
Net cash provided by (used for) operating activities	$(13,064)	$4,257	$14,202
Cash flows from investing activities
Proceeds from (payments for):
AFS securities[1]:
Purchases	(1,855)	(6,275)	(4,575)
Proceeds from sales	676	2,611	2,013
Proceeds from paydowns and maturities	3,814	1,940	2,759
HTM securities[1]:
Purchases	(4,228)	(3,022)	(4,735)
Proceeds from paydowns and maturities	3,434	3,696	2,892
Securities purchased under agreements to resell with affiliates	(1,871)	13,581	(24,584)
Securities sold under agreements to repurchase with affiliates	11,755	(7,422)	19,719
Advances to and investments in subsidiaries	(10,574)	(17,083)	(13,832)
Net cash provided by (used for) investing activities	1,151	(11,974)	(20,343)
Cash flows from financing activities
Proceeds from:
Issuance of preferred stock, net of issuance costs	994	1,275	—
Issuance of Borrowings	34,431	42,098	25,587
Payments for:
Borrowings	(14,441)	(28,592)	(22,105)
Repurchases of common stock and employee tax withholdings	(10,871)	(12,075)	(1,890)
Cash dividends	(5,401)	(4,171)	(2,739)
Net change in advances from subsidiaries	16,707	17,042	7,194
Other financing activities	—	—	(498)
Net cash provided by (used for) financing activities	21,419	15,577	5,549
Effect of exchange rate changes on cash and cash equivalents	485	380	(316)
Net increase (decrease) in cash and cash equivalents	9,991	8,240	(908)
Cash and cash equivalents, at beginning of period	15,342	7,102	8,010
Cash and cash equivalents, at end of period	$25,333	$15,342	$7,102
Cash and cash equivalents:
Cash and due from banks	$75	$100	$20
Deposits with bank subsidiaries	25,258	15,242	7,082
Cash and cash equivalents, at end of period	$25,333	$15,342	$7,102
Restricted cash	$836	$441	$381
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$5,955	$2,970	$3,472
Income taxes, net of refunds[2]	3,132	2,775	1,364
1.The prior period amounts have been revised to present Purchases, Proceeds from sales and Proceeds from paydowns and maturities separately between AFS securities and HTM securities.
2.Represents total payments, net of refunds, made to various tax authorities and includes taxes paid on behalf of certain subsidiaries that are subsequently settled between the Parent Company and these subsidiaries. The settlements received from subsidiaries were $2.6 billion, $3.0 billion and $1.6 billion for 2022, 2021 and 2020, respectively.

For information on the Parent Company’s preferred stock, see Note 18.

December 2022 Form 10-K	138

Notes to Consolidated Financial Statements
Parent Company’s Borrowings with Original Maturities Greater than One Year

$ in millions	At December 31, 2022	At December 31, 2021
Senior	$157,585	$155,304
Subordinated	12,203	13,591
Total	$169,788	$168,895
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
Guarantees of Debt Instruments and Warrants Issued by Subsidiaries

$ in millions	At December 31, 2022	At December 31, 2021
Aggregate balance	$51,136	$47,129
Guarantees under Subsidiary Lease Obligations

$ in millions	At December 31, 2022	At December 31, 2021
Aggregate balance[1]	$615	$610
1.Amounts primarily relate to the U.K.
Finance Subsidiary
The Parent Company fully and unconditionally guarantees the securities issued by Morgan Stanley Finance LLC, a wholly owned finance subsidiary. No other subsidiary of the Parent Company guarantees these securities.
Resolution and Recovery Planning
As indicated in the Firm’s 2021 targeted resolution plan submitted to the Federal Reserve and the FDIC, the Parent Company has entered into an amended and restated support agreement with its material entities (including its wholly owned, direct subsidiary Morgan Stanley Holdings LLC (the “Funding IHC”)) and certain other subsidiaries. Under the amended and restated secured support agreement, in the event of a resolution scenario, the Parent Company would be obligated to contribute all of its contributable assets to its supported entities and/or the Funding IHC. The Funding IHC would be obligated to provide capital and liquidity, as applicable, to its supported entities. The obligations of the Parent Company and the Funding IHC under the amended and restated support agreement are in most cases secured on a senior basis by the assets of the Parent Company (other than shares in subsidiaries of the Parent Company and certain other assets) and the assets of the Funding IHC.

139	December 2022 Form 10-K

Financial Data Supplement (Unaudited)
Average Balances and Interest Rates and Net Interest Income

	2022			2021
$ in millions	Average Daily Balance	Interest	Average Rate	Average Daily Balance	Interest	Average Rate
Interest earning assets
Investment securities[1]	$167,494	$3,066	1.8%	$182,896	$2,759	1.5%
Loans[1]	205,069	6,988	3.4	166,675	4,209	2.5
Securities purchased under agreements to resell[2]:
U.S.	57,565	1,643	2.9	55,274	86	0.2
Non-U.S.	62,585	545	0.9	53,323	(267)	(0.5)
Securities borrowed[3]:
U.S.	123,288	1,039	0.8	99,667	(825)	(0.8)
Non-U.S.	19,345	(19)	(0.1)	17,387	(192)	(1.1)
Trading assets, net of Trading liabilities[4]:
U.S.	74,932	2,068	2.8	77,916	1,644	2.1
Non-U.S.	14,748	416	2.8	19,559	394	2.0
Customer receivables and Other[5]:
U.S.	113,929	4,490	3.9	135,005	1,409	1.0
Non-U.S.	73,943	1,359	1.8	74,068	194	0.3
Total	$912,898	$21,595	2.4%	$881,770	$9,411	1.1%
Interest bearing liabilities
Deposits[1]	$340,741	$1,825	0.5%	$325,500	$409	0.1%
Borrowings[1,6]	229,255	5,054	2.2	224,657	2,725	1.2
Securities sold under agreements to repurchase[7,9]:
U.S.	21,481	1,086	5.1	29,383	157	0.5
Non-U.S.	39,631	674	1.7	27,374	(64)	(0.2)
Securities loaned[8,9]:
U.S.	6,277	37	0.6	4,816	29	0.6
Non-U.S.	7,669	466	6.1	5,514	372	6.7
Customer payables and Other[10]:
U.S.	143,448	1,991	1.4	132,899	(1,825)	(1.4)
Non-U.S.	73,291	1,135	1.5	76,185	(437)	(0.6)
Total	$861,793	$12,268	1.4%	$826,328	$1,366	0.2%
Net interest income and net interest rate spread		$9,327	1.0%		$8,045	0.9%

Effect of Volume and Rate Changes on Net Interest Income

	2022 versus 2021
	Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Investment securities[1]	$(232)	$539	$307
Loans[1]	970	1,809	2,779
Securities purchased under agreements to resell[2]:
U.S.	4	1,553	1,557
Non-U.S.	(46)	858	812
Securities borrowed[3]:
U.S.	(196)	2,060	1,864
Non-U.S.	(22)	195	173
Trading assets, net of Trading liabilities[4]:
U.S.	(63)	487	424
Non-U.S.	(97)	119	22
Customer receivables and Other[5]:
U.S.	(220)	3,301	3,081
Non-U.S.	—	1,165	1,165
Change in interest income	$98	$12,086	$12,184
Interest bearing liabilities
Deposits[1]	$19	$1,397	$1,416
Borrowings[1,6]	56	2,273	2,329
Securities sold under agreements to repurchase[7,9]:
U.S.	(42)	971	929
Non-U.S.	(29)	767	738
Securities loaned[8,9]:
U.S.	9	(1)	8
Non-U.S.	145	(51)	94
Customer payables and Other[10]:
U.S.	(145)	3,961	3,816
Non-U.S.	17	1,555	1,572
Change in interest expense	$30	$10,872	$10,902
Change in net interest income	$68	$1,214	$1,282

December 2022 Form 10-K	140

Financial Data Supplement (Unaudited)
Average Balances and Interest Rates and Net Interest Income

	2020
$ in millions	Average Daily Balance	Interest	Average Rate
Interest earning assets
Investment securities[1]	$136,502	$2,282	1.7%
Loans[1]	143,350	4,142	2.9
Securities purchased under agreements to resell[2]:
U.S.	44,964	545	1.2
Non-U.S.	42,064	(87)	(0.2)
Securities borrowed[3]:
U.S.	85,561	(490)	(0.6)
Non-U.S.	17,035	(162)	(1.0)
Trading assets, net of Trading liabilities[4]:
U.S.	76,273	2,000	2.6
Non-U.S.	22,604	417	1.8
Customer receivables and Other[5]:
U.S.	87,775	1,188	1.4
Non-U.S.	63,301	327	0.5
Total	$719,429	$10,162	1.4%
Interest bearing liabilities
Deposits[1]	$241,487	$953	0.4%
Borrowings[1,6]	202,498	3,250	1.6
Securities sold under agreements to repurchase[7,9]:
U.S.	27,085	483	1.8
Non-U.S.	21,752	81	0.4
Securities loaned[8,9]:
U.S.	2,898	49	1.7
Non-U.S.	6,611	370	5.6
Customer payables and Other[10]:
U.S.	125,982	(1,176)	(0.9)
Non-U.S.	64,958	(161)	(0.2)
Total	$693,271	$3,849	0.6%
Net interest income and net interest rate spread		$6,313	0.8%
Effect of Volume and Rate Changes on Net Interest Income

	2021 versus 2020
	Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Investment securities[1]	$776	$(299)	$477
Loans[1]	674	(607)	67
Securities purchased under agreements to resell[2]:
U.S.	125	(584)	(459)
Non-U.S.	(23)	(157)	(180)
Securities borrowed[3]:
U.S.	(81)	(254)	(335)
Non-U.S.	(3)	(27)	(30)
Trading assets, net of Trading liabilities[4]:
U.S.	43	(399)	(356)
Non-U.S.	(56)	33	(23)
Customer receivables and Other[5]:
U.S.	639	(418)	221
Non-U.S.	56	(189)	(133)
Change in interest income	$2,150	$(2,901)	$(751)
Interest bearing liabilities
Deposits[1]	$332	$(876)	$(544)
Borrowings[1,6]	356	(881)	(525)
Securities sold under agreements to repurchase[7,9]:
U.S.	41	(367)	(326)
Non-U.S.	21	(166)	(145)
Securities loaned[8,9]:
U.S.	32	(52)	(20)
Non-U.S.	(61)	63	2
Customer payables and Other[10]:
U.S.	(65)	(584)	(649)
Non-U.S.	(28)	(248)	(276)
Change in interest expense	$628	$(3,111)	$(2,483)
Change in net interest income	$1,522	$210	$1,732
1.Amounts include primarily U.S. balances.
2.Includes interest paid on Securities purchased under agreements to resell.
3.Includes fees paid on Securities borrowed.
4.Excludes non-interest earning assets and non-interest bearing liabilities, such as equity securities.
5.Includes Cash and cash equivalents.
6.Average daily balance includes borrowings carried at fair value, but for certain borrowings, interest expense is considered part of fair value and is recorded in Trading revenues.
7.Includes interest received on Securities sold under agreements to repurchase.
8.Includes fees received on Securities loaned.
9.The annualized average rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities loaned transactions, whether or not such transactions were reported in the balance sheet and (b) net average on-balance sheet balances, which exclude certain securities-for-securities transactions.
10.Includes fees received from Equity Financing customers related to their short transactions, which can be under either margin or securities lending arrangements.
Deposits

	Average Daily Deposits
	2022		2021		2020
$ in millions	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Deposits[1]:
Savings	$321,316	0.4%	$304,664	—%	$202,035	0.1%
Time	19,425	2.7%	20,836	1.7%	39,452	1.8%
Total	$340,741	0.5%	$325,500	0.1%	$241,487	0.4%
1.The Firm’s deposits were primarily held in U.S. offices.

141	December 2022 Form 10-K

Glossary of Common Terms and Acronyms

ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
CVA	Credit valuation adjustment
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
ELN	Equity-linked note(s)
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
E.U.	European Union
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICC	Fixed Income Clearing Corporation
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVA	Funding valuation adjustment
FVO	Fair value option
G-SIB	Global systemically important banks
HELOC	Home Equity Line of Credit
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statement	Consolidated income statement
IRS	Internal Revenue Service

IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OIS	Overnight index swap
OTC	Over-the-counter
PRA	Prudential Regulation Authority
PSU	Performance-based stock unit
RMBS	Residential mortgage-backed securities
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TDR	Troubled debt restructuring
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

December 2022 Form 10-K	142

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of the Firm’s management, including the Chief Executive Officer and Chief Financial Officer, the Firm conducted an evaluation of the effectiveness of the Firm's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Firm’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
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
Management assessed the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Firm maintained effective internal control over financial reporting as of December 31, 2022.
The Firm’s independent registered public accounting firm has audited and issued a report on the Firm’s internal control over financial reporting, which appears below.

143	December 2022 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Morgan Stanley:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Morgan Stanley and subsidiaries (the “Firm”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements of the Firm as of and for the year ended December 31, 2022 and our report dated February 24, 2023 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
February 24, 2023

December 2022 Form 10-K	144

Changes in Internal Control Over Financial Reporting
No change in the Firm’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
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
Legal Proceedings

In addition to the matters described below, in the normal course of business, the Firm has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or are in financial distress. These actions include, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our sales and trading businesses, and our activities in the capital markets.
The Firm is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Firm’s business, and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten or sold by the Firm, wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions, limitations on our ability to conduct certain business, or other relief.
The Firm contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the financial statements and the Firm can reasonably estimate the amount of that loss, the Firm accrues the estimated loss by a charge to income. The Firm’s legal expenses can, and may in future, fluctuate from period to period, given the current environment regarding government investigations and private litigation affecting global financial services firms, including the Firm.
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
While the Firm has identified below certain proceedings or investigations that the Firm believes to be material, individually or collectively, there can be no assurance that additional material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be material. See also “Contingencies—Legal” in Note 15 to the Financial Statements.

145	December 2022 Form 10-K

Block Trading Matter
The Firm has been responding to subpoenas and other requests for information from the Enforcement Division of the U.S. Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Firm's blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Firm and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Firm is continuing to cooperate with the Investigations and is responding to the requests. The Firm also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Firm and/or its employees, or as a result of the Firm’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Firm has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.
Residential Mortgage and Credit Crisis Matters
On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Firm and certain affiliates in the Supreme Court of the State of New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $133 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Firm’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Firm or sold to plaintiff by the Firm was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s order denying in part the Firm’s motion to dismiss the complaint. On July 15, 2022, the Firm filed a motion for summary judgment on all remaining claims.
On July 2, 2013, Deutsche Bank, in its capacity as trustee, became the named plaintiff in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1
(MSAC 2007-NC1) v. Morgan Stanley ABS Capital I Inc., and filed a complaint in the Supreme Court of NY styled Deutsche Bank National Trust Company, as Trustee for the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I, Inc. On February 3, 2014, the plaintiff filed an amended complaint, which asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing, and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.25 billion, breached various representations and warranties. The amended complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages, rescission, interest and costs. On April 12, 2016, the court granted in part and denied in part the Firm’s motion to dismiss the amended complaint, dismissing all claims except a single claim alleging failure to notify, regarding which the motion was denied without prejudice. On December 9, 2016, the Firm renewed its motion to dismiss that notification claim. On January 17, 2017, the First Department affirmed the lower court’s April 12, 2016 order. On April 13, 2017, the First Department denied plaintiff’s motion for leave to appeal to the New York Court of Appeals (“Court of Appeals”). On March 8, 2018, the trial court denied the Firm’s renewed motion to dismiss the notification claims. On April 27, 2022, the Firm filed a motion for summary judgment concerning plaintiff’s remaining claim. On October 4, 2022, the parties reached an agreement in principle to settle the litigation.
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

December 2022 Form 10-K	146

failure to notify claims. On March 19, 2018, the Firm filed an answer to plaintiff’s amended complaint. On April 27, 2022, the Firm filed a motion for summary judgment concerning plaintiff’s remaining claim. On October 4, 2022, the parties reached an agreement in principle to settle the litigation.
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
In August of 2017, the Firm was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court.
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
European Matters
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts the prior set-off by the Firm of approximately €124 million (approximately $133 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2012. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and to keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority's appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On June 22, 2020, the Firm filed an appeal against the decision of the Court of Appeal in Amsterdam before the Dutch High Court. On January 29, 2021, the Advocate General of the Dutch High Court issued an advisory opinion on the Firm’s appeal, which rejected the Firm’s principal grounds of appeal. On February 11, 2021, the Firm and the Dutch Authority each responded to this opinion. On June 22, 2021, Dutch criminal authorities sought various documents in connection with an investigation of the Firm related to the

147	December 2022 Form 10-K

civil claims asserted by the Dutch Authority concerning the accuracy of the Firm subsidiary’s tax returns and the maintenance of its books and records for 2007 to 2012.
On October 5, 2017, various institutional investors filed a claim against the Firm and another bank in a matter now styled Case number B-803-18 (previously BS 99-6998/2017), in the City Court of Copenhagen, Denmark concerning their roles as underwriters of the initial public offering (“IPO”) in March 2014 of the Danish company OW Bunker A/S. The claim seeks damages of approximately DKK 529 million (approximately $76 million) plus interest in respect of alleged losses arising from investing in shares in OW Bunker, which entered into bankruptcy in November 2014. Separately, on November 29, 2017, another group of institutional investors joined the Firm and another bank as defendants to pending proceedings in the High Court of Eastern Denmark against various other parties involved in the IPO in a matter styled Case number B-2073-16. The claim brought against the Firm and the other bank has been given its own Case number B-2564-17. The investors claim damages of approximately DKK 767 million (approximately $110 million) plus interest from the Firm and the other bank on a joint and several basis with the Defendants to these proceedings. Both claims are based on alleged prospectus liability; the second claim also alleges professional liability of banks acting as financial intermediaries. On June 8, 2018, the City Court of Copenhagen, Denmark ordered that the matters now styled Case number B-803-18, Case number B-2073-16, and Case number B-2564-17 be heard together before the High Court of Eastern Denmark. On June 29, 2018, the Firm filed its defense to the matter now styled Case number B-2564-17. On February 4, 2019, the Firm filed its defense to the matter now styled Case number B-803-18.
The Firm is engaging with the UK Competition and Markets Authority in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the Firm's activities concerning certain liquid fixed income products between 2009 and 2012.
Other
On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Firm, of two March 2021 Viacom offerings: a $1.7 billion Viacom Class B Common Stock offering and a $1 billion offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Firm, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Firm, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Firm and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their Notices of Appeal of the denial of their motions to dismiss.
Mine Safety Disclosures
Not applicable.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Morgan Stanley’s common stock trades under the symbol “MS” on the New York Stock Exchange. As of January 31, 2023, the Firm had 48,738 holders of record; however, the Firm believes the number of beneficial owners of the Firm’s common stock exceeds this number.
The table below sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the fourth quarter of the year ended December 31, 2022.
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Shares Purchased as Part of Share Repurchase Program[2,3]	Dollar Value of Remaining Authorized Repurchase
October	4,479,588	$78.91	4,436,800	$17,095
November	8,293,421	$87.27	8,010,290	$16,395
December	7,492,666	$89.07	7,304,385	$15,745
Three Months Ended December 31, 2022	20,265,675	$86.08	19,751,475
1.Includes 514,200 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended December 31, 2022.
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

December 2022 Form 10-K	148

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
Stock Performance Graph
The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of the Firm’s common stock, the S&P 500 Stock Index and the S&P 500 Financials Sector Index for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2017 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Firm’s common stock.
Cumulative Total Return
December 31, 2017 – December 31, 2022

	At December 31,
	2017	2018	2019	2020	2021	2022
Morgan Stanley	$100.00	$77.23	$102.45	$141.44	$207.37	$185.80
S&P 500 Stock Index	100.00	95.61	125.45	148.52	191.11	156.47
S&P 500 Financials Sector Index	100.00	86.96	114.87	112.85	152.20	136.11
Directors, Executive Officers and Corporate Governance
Information relating to the Firm’s directors and nominees in the Firm’s definitive proxy statement for its 2023 annual meeting of shareholders (“Morgan Stanley’s proxy statement”) is incorporated by reference herein.
Information relating to the Firm’s executive officers is contained in the “Business” section of this report under “Information about Our Executive Officers.”
Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Deputy Chief Financial Officer. You can find the Code of Ethics and Business Conduct on the webpage, www.morganstanley.com/content/dam/msdotcom/en/about-us-governance/pdf/MS_Code_of_Ethics_and_Business_Conduct_2022.pdf. The Firm will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the U.S. Securities and Exchange Commission or the New York Stock Exchange LLC, on the webpage.
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

149	December 2022 Form 10-K

	At December 31, 2022
	(a)	(b)	(c)
plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	68,944,215	$—	134,287,611	[2]
Equity compensation plans not approved by security holders	—	—	—
Total	68,944,215	$—	134,287,611
1.Includes outstanding restricted stock unit and performance stock unit awards. The number of outstanding performance stock unit awards is based on the target number of units granted to senior executives.
2.Includes the following:
(a)38,215,460 shares available under the ESPP. Pursuant to this plan, which is qualified under Section 423 of the Internal Revenue Code, eligible employees are permitted to purchase shares of common stock at a discount to market price through regular payroll deduction. Effective February 1, 2022, the Compensation, Management Development and Succession Committee of the Board (“CMDS Committee”) approved the recommencement of contributions under the ESPP.
(b)80,040,574 shares available under the Equity Incentive Compensation Plan. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), performance-based units, other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the CMDS Committee.
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
(e)806,410 shares available under the Directors’ Equity Capital Accumulation Plan. This plan provides for periodic awards of shares of common stock and stock units to non-employee directors and also allows non-employee directors to defer the cash fees they earn for services as a director in the form of stock units.
Other information relating to security ownership of certain beneficial owners and management is set forth under the caption “Ownership of Our Common Stock” in Morgan Stanley’s proxy statement, and such information is incorporated by reference herein.
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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended June 30, 2022).
3.2	Amended and Restated Bylaws of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s current report on Form 8-K dated January 23, 2023).
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2
Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4e to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289) as amended by Fourth Supplemental Senior Indenture dated as of October 8, 2007 (Exhibit 4.3 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).

December 2022 Form 10-K	150

Exhibit No.	Description
4.3
Senior Indenture dated as of November 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752), as amended by First Supplemental Senior Indenture dated as of September 4, 2007 (Exhibit 4.5 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007), Second Supplemental Senior Indenture dated as of January 4, 2008 (Exhibit 4.1 to Morgan Stanley’s current report on Form 8-K dated January 4, 2008), Third Supplemental Senior Indenture dated as of September 10, 2008 (Exhibit 4 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended August 31, 2008), Fourth Supplemental Senior Indenture dated as of December 1, 2008 (Exhibit 4.1 to Morgan Stanley’s current report on Form 8-K dated December 1, 2008), Fifth Supplemental Senior Indenture dated as of April 1, 2009 (Exhibit 4 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2009), Sixth Supplemental Senior Indenture dated as of September 16, 2011 (Exhibit 4.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended September 30, 2011), Seventh Supplemental Senior Indenture dated as of November 21, 2011 (Exhibit 4.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2011), Eighth Supplemental Senior Indenture dated as of May 4, 2012 (Exhibit 4.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended June 30, 2012), Ninth Supplemental Senior Indenture dated as of March 10, 2014 (Exhibit 4.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2014), Tenth Supplemental Senior Indenture dated as of January 11, 2017 (Exhibit 4.1 to Morgan Stanley’s current report on Form 8-K dated January 11, 2017) and Eleventh Supplemental Senior Indenture dated as of March 24, 2021 (Exhibit 4.4 to Morgan Stanley's annual report on Form 10-K for the year ended December 31, 2021).

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

4.15	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I (included in Exhibit 4.14 hereto).
4.16
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series K Preferred Stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated January 30, 2017).

4.17	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K (included in Exhibit 4.16 hereto).
4.18
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series L Preferred Stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated November 22, 2019).

151	December 2022 Form 10-K

Exhibit No.	Description
4.19	Depositary Receipt for Depositary Shares, representing 4.875% Non-Cumulative Preferred Stock, Series L (included in Exhibit 4.18 hereto).
4.20
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series N Preferred Stock described therein (Exhibit 4.5 to Morgan Stanley’s current report on Form 8-K dated October 2, 2020).

4.21	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series N (included in Exhibit 4.20 hereto).
4.22
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series O Preferred Stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated October 22, 2021).

4.23	Depositary Receipt for Depositary Shares, representing 4.250% Non-Cumulative Preferred Stock, Series O (included in Exhibit 4.22 hereto).
4.24
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series P Preferred Stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated August 1, 2022).

4.25	Depositary Receipt for Depositary Shares, representing 6.500% Non-Cumulative Preferred Stock, Series P (included in Exhibit 4.24 hereto).
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
10.3†
Morgan Stanley 401(k) Plan, amended and restated as of January 1, 2018 (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2018), as amended by Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2019) and Amendment (Exhibit 10.6 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2020) and Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2021).

10.4†*	Amendment to Morgan Stanley 401(k) Plan, dated December 13, 2022.
10.5†	Tax Deferred Equity Participation Plan as amended and restated as of November 26, 2007 (Exhibit 10.9 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).
10.6†*	Directors’ Equity Capital Accumulation Plan as amended and restated as of November 1, 2022.
10.7†	Employees’ Equity Accumulation Plan as amended and restated as of November 26, 2007 (Exhibit 10.12 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).
10.8†*	Employee Stock Purchase Plan as amended and restated as of August 1, 2022.
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

December 2022 Form 10-K	152

Exhibit No.	Description
10.14†
Agreement between Morgan Stanley and James P. Gorman, dated August 16, 2005, and amendment dated December 17, 2008 (Exhibit 10.2 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2010), as amended by Amendment (Exhibit 10.25 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2013).

10.15†	Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s current report on Form 8-K dated November 22, 2005).
10.16†	Equity Incentive Compensation Plan, as amended and restated as of December 14, 2020 (Exhibit 10.19 to Morgan Stanley's annual report on Form 10-K for the year ended December 31, 2020).
10.17†	Morgan Stanley Compensation Incentive Plan, as amended and restated as of December 14, 2020 (Exhibit 10.24 to Morgan Stanley's annual report on Form 10-K for the year ended December 31, 2020).
10.18†*	Morgan Stanley Schedule of Non-Employee Directors Annual Compensation, effective as of November 1, 2022.
10.19†	Description of Operating Committee Medical Coverage (Exhibit 10.2 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).
10.20†	Form of Award Certificate for Discretionary Retention Awards of Stock Units. (Exhibit 10.33 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2017).
10.21†
Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan. (Exhibit 10.34 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2017).

10.22†*	Form of Award Certificate for Long-Term Incentive Program Awards.
10.23†	Form of Aircraft Time-Sharing Agreement (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended September 30, 2020).
21*	Subsidiaries of Morgan Stanley.
22*	Guarantor and Subsidiary Issuer of Registered Guaranteed Securities.
23.1*	Consent of Deloitte & Touche LLP.
24	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.

Exhibit No.	Description
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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
Form 10-K Summary
None.

153	December 2022 Form 10-K

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2023.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February, 2023.

Signature	Title

/s/ JAMES P. GORMAN	Chairman of the Board and Chief Executive Officer
(James P. Gorman)	(Principal Executive Officer)

/s/ SHARON YESHAYA	Executive Vice President and Chief Financial Officer
(Sharon Yeshaya)	(Principal Financial Officer)

/s/ RAJA J. AKRAM	Deputy Chief Financial Officer
(Raja J. Akram)	(Chief Accounting Officer and Controller)

/s/ ALISTAIR DARLING	Director
(Alistair Darling)

/s/ THOMAS H. GLOCER	Director
(Thomas H. Glocer)

/s/ ROBERT H. HERZ	Director
(Robert H. Herz)

Signature	Title

/s/ ERIKA H. JAMES	Director
(Erika H. James)

/s/ HIRONORI KAMEZAWA	Director
(Hironori Kamezawa)

/s/ SHELLEY B. LEIBOWITZ	Director
(Shelley B. Leibowitz)

/s/ STEPHEN J. LUCZO	Director
(Stephen J. Luczo)

/s/ JAMI MISCIK	Director
(Jami Miscik)

/s/ MASATO MIYACHI	Director
(Masato Miyachi)

/s/ DENNIS M. NALLY	Director
(Dennis M. Nally)

/s/ MARY L. SCHAPIRO	Director
(Mary L. Schapiro)

/s/ PERRY M. TRAQUINA	Director
(Perry M. Traquina)

/s/ RAYFORD WILKINS, JR.	Director
(Rayford Wilkins, Jr.)

December 2022 Form 10-K	154