Form 10-Q
period 2023-03-31
MORGAN STANLEY
filed 2023-05-02
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of April 28, 2023, there were 1,670,113,691 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2023

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

The results of operations in the past have been, and in the future may continue to be, materially affected by: competition; risk factors; legislative, legal and regulatory developments; and other factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements,” “Business—Competition,” “Business—Supervision and Regulation,” “Risk Factors” in the 2022 Form 10-K and “Liquidity and Capital Resources—Regulatory Requirements” herein.

March 2023 Form 10-Q	1

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended March 31, 2023
•The Firm reported net revenues of $14.5 billion and net income of $3.0 billion as our businesses navigated a volatile market environment.
•The Firm delivered ROTCE of 16.9% (see “Selected Non-GAAP Financial Information” herein).
•The Firm’s expense efficiency ratio was 72%. Expenses for the quarter include integration-related expenses of $77 million.
•At March 31, 2023, the Firm’s Standardized Common Equity Tier 1 capital ratio was 15.1%.
•Institutional Securities net revenues of $6.8 billion reflect strong performance in Equity and Fixed Income despite a less favorable market environment compared to a year ago and lower results in Investment Banking.
•Wealth Management net revenues were $6.6 billion, positively impacted by mark-to-market gains on investments associated with certain employee deferred compensation plans compared to losses a year ago. The business delivered a pre-tax margin of 26.1%. Results reflect higher net interest income versus prior year, primarily driven by higher interest rates, even as clients continue to redeploy sweep deposits. These results were partially offset by an increase in expenses as well as higher provisions for credit losses.
•Wealth Management attracted significant net new assets of $110 billion during the quarter.
•Investment Management results reflect net revenues of $1.3 billion on AUM of $1.4 trillion amid declines in asset values from a year ago.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share
We reported net revenues of $14.5 billion in the quarter ended March 31, 2023 (“current quarter,” or “1Q 2023”) compared with $14.8 billion in the quarter ended March 31, 2022 (“prior year quarter,” or “1Q 2022”). For the current quarter, net income applicable to Morgan Stanley was $3.0 billion, or $1.70 per diluted common share, compared with $3.7 billion, or $2.02 per diluted common share in the prior year quarter.

2	March 2023 Form 10-Q

Management’s Discussion and Analysis
Non-interest Expenses1
($ in millions)

$10,156
$10,523
$3,882
38%
6%
$4,113
39%
$6,274
62%
2%
$6,410
61%
1Q 2022
Δ
1Q 2023
Compensation and benefits expenses
Non-compensation expenses

1.The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to the total.
•Compensation and benefits expenses of $6,410 million in the current quarter increased 2% from the prior year quarter, primarily due to higher expenses related to certain deferred cash-based compensation plans linked to investment performance, higher stock-based compensation expense driven by the Firm’s share price, and higher salary expenses driven in part by the impact of higher headcount, partially offset by lower discretionary incentive compensation on lower revenues and a decrease in the formulaic payout to Wealth Management representatives driven by lower compensable revenues.
•Non-compensation expenses of $4,113 million in the current quarter increased 6% from the prior year quarter, primarily due to higher spend on technology, higher marketing and business development costs and higher legal expenses.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $234 million in the current quarter was primarily related to a deterioration in both the macroeconomic outlook and our expectations of commercial real estate borrowers. The Provision for credit losses on loans and lending commitments in the prior year quarter was $57 million, primarily driven by portfolio growth.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Income Taxes
The effective tax rate of 19.3% for the current quarter was substantially similar to the prior year quarter, both periods reflecting a benefit associated with employee share-based awards, which primarily settled in the first quarter of each year.
Business Segment Results
Net Revenues by Segment1
($ in millions)

$14,801
$1,335, 9%
$5,935
40%
$7,657
52%
(3)%
11%
(11)%
$14,517
$1,289, 9%
$6,559
45%
$6,797
47%
1Q 2022
Δ
1Q 2023
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
•Institutional Securities net revenues of $6,797 million in the current quarter decreased 11% from the elevated levels in the prior year quarter, primarily reflecting lower results from Equity, Investment Banking and Fixed income, partially offset by higher other net revenues.
•Wealth Management net revenues of $6,559 million in the current quarter increased 11% from the prior year quarter, primarily reflecting gains on investments associated with certain employee deferred cash-based compensation plans compared with losses in the prior year quarter and higher Net interest revenues, partially offset by lower Asset management revenues driven by lower fee-based asset levels in the current quarter resulting from lower market levels, partially offset by the impact of positive fee-based flows.
•Investment Management net revenues of $1,289 million in the current quarter decreased 3% from the prior year quarter, reflecting lower AUM due to the decline in asset values and cumulative outflows over the prior year, partially offset by higher Performance-based income and other revenues.

March 2023 Form 10-Q	3

Management’s Discussion and Analysis
Net Revenues by Region1, 2
($ in millions)
1.The percentages on the bars in the charts represent the contribution of each region to the total.
2.For a discussion of how the geographic breakdown of net revenues is determined, see Note 23 to the financial statements in the 2022 Form 10-K.
Americas net revenues in the current quarter increased 3% from the prior year quarter, primarily driven by results within the Wealth Management business segment, partially offset by Equity results within the Institutional Securities business segment. EMEA net revenues decreased 25% from the prior year quarter, primarily driven by Fixed income, Investment banking and Equity results within the Institutional Securities business segment. Asia net revenues in the current quarter continued to reflect the strong levels in the prior year quarter.
Selected Financial Information and Other Statistical Data

	Three Months Ended March 31,
$ in millions	2023	2022
Consolidated results
Net revenues	$14,517	$14,801
Earnings applicable to Morgan Stanley common shareholders	$2,836	$3,542
Earnings per diluted common share	$1.70	$2.02
Consolidated financial measures
Expense efficiency ratio[1]	72%	69%
ROE[2]	12.4%	14.7%
ROTCE[2,3]	16.9%	19.8%
Pre-tax margin[4]	26%	31%
Effective tax rate	19.3%	19.0%
Pre-tax margin by segment[4]
Institutional Securities	28%	36%
Wealth Management	26%	27%
Investment Management	13%	17%

in millions, except per share and employee data	At March 31, 2023	At December 31, 2022
Average liquidity resources for three months ended[5]	$321,195	$312,250
Loans[6]	$222,727	$222,182
Total assets	$1,199,904	$1,180,231
Deposits	$347,523	$356,646
Borrowings	$250,182	$238,058
Common shareholders' equity	$92,076	$91,391
Tangible common shareholders’ equity[3]	$67,951	$67,123
Common shares outstanding	1,670	1,675
Book value per common share[7]	$55.13	$54.55
Tangible book value per common share[3,7]	$40.68	$40.06
Worldwide employees (in thousands)	82	82
Client assets[8] (in billions)	$5,920	$5,492
Capital Ratios[9]
Common Equity Tier 1 capital—Standardized	15.1%	15.3%
Tier 1 capital—Standardized	17.0%	17.2%
Common Equity Tier 1 capital—Advanced	15.6%	15.6%
Tier 1 capital—Advanced	17.5%	17.6%
Tier 1 leverage	6.7%	6.7%
SLR	5.5%	5.5%
1.The expense efficiency ratio represents total non-interest expenses as a percentage of net revenues.
2.ROE and ROTCE represent annualized earnings applicable to Morgan Stanley common shareholders as a percentage of average common equity and average tangible common equity, respectively.
3.Represents a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
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
9.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

4	March 2023 Form 10-Q

Management’s Discussion and Analysis
Economic and Market Conditions
The global economic and geopolitical environment continues to be characterized by elevated inflation, rising interest rates and volatility in global financial markets and deterioration in the macroeconomic outlook. This environment has impacted our businesses, as discussed further in “Business Segments” herein, and, to the extent that it continues to deteriorate, could adversely impact client confidence and related activity. In addition to the aforementioned conditions, certain financial institutions have recently come under significant stress. While the full impact of these events in the U.S. or global banking sector remains uncertain, they have not significantly impacted our results or financial condition. For more information on economic and market conditions and their potential effects on our future results, refer to “Risk Factors” and “Forward-Looking Statements” in the 2022 Form 10-K.
Following the recent failure of several financial institutions and resulting losses to the FDIC’s Deposit Insurance Fund (“DIF”) it is likely that the FDIC will assess certain financial institutions, including the Firm, for additional amounts to be provided to the DIF. While such special assessments have not been determined, they may impact our future operating results.
Selected Non-GAAP Financial Information
We prepare our financial statements using U.S. GAAP. From time to time, we may disclose certain “non-GAAP financial measures” in this document or in the course of our earnings releases, earnings and other conference calls, financial presentations, definitive proxy statements and other public disclosures. A “non-GAAP financial measure” excludes, or includes, amounts from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. We consider the non-GAAP financial measures we disclose to be useful to us, investors, analysts and other stakeholders by providing further transparency about, or an alternate means of assessing or comparing our financial condition, operating results and capital adequacy.
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
In the fourth quarter of 2022, we introduced new non-GAAP financial measures and have presented comparable prior year quarter amounts for the first time in the following table. These measures exclude the impact of mark-to-market gains and losses on investments associated with certain employee deferred cash-based compensation plans from net revenues and compensation expenses. These employee deferred cash-
based compensation plans are primarily reflected in our Wealth Management business segment. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” in the 2022 Form 10-K.
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended March 31,
$ in millions, except per share data	2023	2022
Net revenues	$14,517	$14,801
Adjustment for mark-to-market losses (gains) on certain employee deferred cash-based compensation plans[1]	(153)	441
Adjusted Net revenues—non-GAAP	$14,364	$15,242
Compensation expense	$6,410	$6,274
Adjustment for mark-to-market gains (losses) on certain employee deferred cash-based compensation plans[1]	(193)	288
Adjusted Compensation expense—non-GAAP	$6,217	$6,562
Wealth Management Net revenues	$6,559	$5,935
Adjustment for mark-to-market losses (gains) on certain employee deferred cash-based compensation plans[1]	(101)	296
Adjusted Wealth Management Net revenues—non-GAAP	$6,458	$6,231
Wealth Management Compensation expense	$3,477	$3,125
Adjustment for mark-to-market gains (losses) on certain employee deferred cash-based compensation plans[1]	(119)	200
Adjusted Wealth Management Compensation expense—non-GAAP	$3,358	$3,325

$ in millions	At March 31, 2023	At December 31, 2022
Tangible equity
Common shareholders’ equity	$92,076	$91,391
Less: Goodwill and net intangible assets	(24,125)	(24,268)
Tangible common shareholders’ equity—non-GAAP	$67,951	$67,123

	Average Monthly Balance
	Three Months Ended March 31,
$ in millions	2023	2022
Tangible equity
Common shareholders’ equity	$91,382	$96,667
Less: Goodwill and net intangible assets	(24,198)	(25,120)
Tangible common shareholders’ equity—non-GAAP	$67,184	$71,547

Three Months Ended March 31,

March 2023 Form 10-Q	5

Management’s Discussion and Analysis
Non-GAAP Financial Measures by Business Segment

	Three Months Ended March 31,
$ in billions	2023	2022
Average common equity[2]
Institutional Securities	$45.6	$48.8
Wealth Management	28.8	31.0
Investment Management	10.4	10.6
ROE[3]
Institutional Securities	12%	17%
Wealth Management	19%	16%
Investment Management	5%	8%
Average tangible common equity[2]
Institutional Securities	$45.2	$48.3
Wealth Management	14.8	16.3
Investment Management	0.7	0.8
ROTCE[3]
Institutional Securities	12%	17%
Wealth Management	36%	30%
Investment Management	73%	106%
1.Net revenues and compensation expense are adjusted for certain employee deferred cash-based compensation plans for both Firm and Wealth Management business segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” in the 2022 Form 10-K for more information.
2.Average common equity and average tangible common equity for each business segment is determined using our Required Capital framework (see “Liquidity and Capital Resources—Regulatory Requirements—Attribution of Average Common Equity According to the Required Capital Framework” herein). The sums of the segments’ Average common equity and Average tangible common equity do not equal the Consolidated measures due to Parent equity.
3.The calculation of ROE and ROTCE by segment uses net income applicable to Morgan Stanley by segment less preferred dividends allocated to each segment as a percentage of average common equity and average tangible common equity, respectively, allocated to each segment.
Return on Tangible Common Equity Goal
We have an ROTCE goal of over 20%. Our ROTCE goal is a forward-looking statement that is based on a normal market environment and may be materially affected by many factors. See “Risk Factors” and “Forward-Looking Statements” in the 2022 Form 10-K for further information on market and economic conditions and their potential effects on our future operating results. ROTCE represents a non-GAAP financial measure. For further information on non-GAAP measures, see “Selected Non-GAAP Financial Information” herein.
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
For an overview of the components of our business segments, net revenues, compensation expense and income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments” in the 2022 Form 10-K.

6	March 2023 Form 10-Q

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

	Three Months Ended March 31,		% Change
$ in millions	2023	2022
Revenues
Advisory	$638	$944	(32)%
Equity	202	258	(22)%
Fixed income	407	432	(6)%
Total Underwriting	609	690	(12)%
Total Investment banking	1,247	1,634	(24)%
Equity	2,729	3,174	(14)%
Fixed income	2,576	2,923	(12)%
Other	245	(74)	N/M
Net revenues	$6,797	$7,657	(11)%
Provision for credit losses	189	44	N/M
Compensation and benefits	2,365	2,604	(9)%
Non-compensation expenses	2,351	2,222	6%
Total non-interest expenses	4,716	4,826	(2)%
Income before provision for income taxes	1,892	2,787	(32)%
Provision for income taxes	363	535	(32)%
Net income	1,529	2,252	(32)%
Net income applicable to noncontrolling interests	51	61	(16)%
Net income applicable to Morgan Stanley	$1,478	$2,191	(33)%
Investment Banking
Investment Banking Volumes

	Three Months Ended March 31,
$ in billions	2023	2022
Completed mergers and acquisitions[1]	$129	$331
Equity and equity-related offerings[2,3]	10	8
Fixed income offerings[2,4]	63	81
Source: Refinitiv data as of April 3, 2023. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Revenues of $1,247 million in the current quarter decreased 24% compared with the prior year quarter, primarily reflecting lower advisory revenues.
•Advisory revenues decreased primarily due to fewer completed M&A transactions.
•Equity underwriting revenues decreased primarily due to lower initial public offerings.
•Fixed income underwriting revenues decreased primarily due to lower non-investment grade loan issuances.
Investment Banking continues to operate in a global economic and geopolitical environment characterized by significantly reduced M&A and underwriting activity amid elevated inflation, rising interest rates and volatility in global financial markets and deterioration in the macroeconomic outlook and client confidence. To the extent that the environment continues to deteriorate, it could adversely impact global announced M&A transactions and underwriting volumes, and as a result, continue to adversely impact our Investment Banking revenues.
See “Investment Banking Volumes” herein.
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended March 31, 2023
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,696	$134	$(541)	$32	$1,321
Execution services	848	619	(59)	—	1,408
Total Equity	$2,544	$753	$(600)	$32	$2,729
Total Fixed Income	$2,478	$109	$(89)	$78	$2,576

	Three Months Ended March 31, 2022
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,251	$132	$87	$4	$1,474
Execution services	924	693	(34)	117	1,700
Total Equity	$2,175	$825	$53	$121	$3,174
Total Fixed Income	$2,258	$97	$508	$60	$2,923
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $2,729 million in the current quarter decreased 14% compared with the prior year quarter, reflecting a decrease in execution services and financing.
•Financing revenues decreased primarily due to lower average client balances reflective of market declines.
•Execution services revenues decreased primarily due to lower gains from the impact of market conditions on inventory held to facilitate client activity and lower client activity across products compared to the prior year quarter.
Fixed Income
Net revenues of $2,576 million in the current quarter decreased 12% compared with the prior year quarter, primarily reflecting a decrease in foreign exchange products and commodities, partially offset by increases in rates and credit products.
•Global macro products revenues decreased primarily due to a decline in foreign exchange products, partially offset by an increase from market conditions on inventory held to

March 2023 Form 10-Q	7

Management’s Discussion and Analysis
facilitate client activity in rates products reflective of interest rate volatility across regions.
•Credit products revenues increased, supported by client engagement, reflecting the impact of market conditions on inventory held to facilitate client activity in corporate credit products and municipal securities.
•Commodities products and other fixed income revenues decreased compared to elevated results in the prior year quarter, primarily due to lower gains from the impact of market conditions on inventory held to facilitate client activity and lower client activity in Commodities.
Other Net Revenues
Other net revenues reflected a gain of $245 million in the current quarter compared with a loss of $74 million in the prior year quarter, primarily due to gains compared with losses in the prior year quarter on investments associated with certain employee deferred cash-based compensation plans, higher net interest income on corporate loans, and lower mark-to-market losses on corporate loans inclusive of hedges.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $189 million in the current quarter was primarily related to a deterioration in both the macroeconomic outlook and our expectations of commercial real estate borrowers. The Provision for credit losses on loans and lending commitments was $44 million in the prior year quarter, primarily driven by portfolio growth.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-interest Expenses
Non-interest expenses of $4,716 million in the current quarter decreased 2% compared with the prior year quarter, primarily due to lower Compensation and benefits expenses, partially offset by higher Non-compensation expenses.
•Compensation and benefits expenses decreased in the current quarter, primarily due to lower discretionary incentive compensation on lower revenues, partially offset by higher stock-based compensation expense driven by the Firm’s share price and higher expenses related to certain deferred cash-based compensation plans linked to investment performance.
•Non-compensation expenses increased in the current quarter, primarily due to an increase in legal expenses and higher marketing and business development costs.

8	March 2023 Form 10-Q

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended March 31,		% Change
$ in millions	2023	2022
Revenues
Asset management	$3,382	$3,626	(7)%
Transactional[1]	921	635	45%
Net interest	2,158	1,540	40%
Other[1]	98	134	(27)%
Net revenues	6,559	5,935	11%
Provision for credit losses	45	13	N/M
Compensation and benefits	3,477	3,125	11%
Non-compensation expenses	1,325	1,224	8%
Total non-interest expenses	4,802	4,349	10%
Income before provision for income taxes	$1,712	$1,573	9%
Provision for income taxes	336	301	12%
Net income applicable to Morgan Stanley	$1,376	$1,272	8%

1.Transactional includes Investment banking, Trading, and Commissions and fees revenues. Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At March 31, 2023	At December 31, 2022
Total client assets[1]	$4,558	$4,187
U.S. Bank Subsidiary loans	$144	$146
Margin and other lending[2]	$21	$22
Deposits[3]	$341	$351
Annualized weighted average cost of deposits[4]
Period end	2.05%	1.59%
Period average for three months ended	1.86%	1.32%

	Three Months Ended March 31,
	2023	2022
Net new assets[5]	$109.6	$142.0
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
3.Deposits reflect liabilities sourced from Wealth Management clients and other sources of funding on the U.S. Bank Subsidiaries. Deposits include sweep deposit programs, savings and other, and time deposits. Excludes approximately $2 billion and $6 billion of off-balance sheet deposits as of March 31, 2023 and December 31, 2022, respectively.
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products, excluding the effect of related hedging derivatives. The period end cost of deposits is based upon balances and rates as of March 31, 2023 and December 31, 2022. The period average is based on daily balances and rates for the period.
5.Net new assets represent client asset inflows, including dividends and interest, and asset acquisitions, less client asset outflows, and exclude activity from business combinations/divestitures and the impact of fees and commissions.
Advisor-led Channel

$ in billions	At March 31, 2023	At December 31, 2022
Advisor-led client assets[1]	$3,582	$3,392
Fee-based client assets[2]	$1,769	$1,678
Fee-based client assets as a percentage of advisor-led client assets	49%	49%

	Three Months Ended March 31,
	2023	2022
Fee-based asset flows[3]	$22.4	$97.2
1.Advisor-led client assets represent client assets in accounts that have a Wealth Management representative assigned.
2.Fee‐based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
3.Fee-based asset flows include net new fee-based assets (including asset acquisitions), net account transfers, dividends, interest and client fees, and exclude institutional cash management related activity. For a description of the Inflows and Outflows included in Fee-based asset flows, see Fee-based client assets in the 2022 Form 10-K.
Self-directed Channel

$ in billions	At March 31, 2023	At December 31, 2022
Self-directed assets[1]	$976	$795
Self-directed households (in millions)[2]	8.1	8.0

	Three Months Ended March 31,
	2023	2022
Daily average revenue trades (“DARTs”) (in thousands)[3]	831	1,016
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

$ in billions	At March 31, 2023	At December 31, 2022
Stock plan unvested assets[2]	$358	$302
Stock plan participants (in millions)[3]	6.5	6.3
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
Net Revenues
Asset Management
Asset management revenues of $3,382 million in the current quarter decreased 7% compared with the prior year quarter, primarily due to lower fee-based asset levels in the current quarter resulting from lower market levels, partially offset by the cumulative impact of positive fee-based flows.
See “Fee-Based Client Assets—Rollforwards” herein.
Transactional Revenues
Transactional revenues of $921 million in the current quarter increased 45% compared with the prior year quarter,

March 2023 Form 10-Q	9

Management’s Discussion and Analysis
primarily due to gains on investments associated with certain employee deferred cash-based compensation plans compared with losses in the prior year quarter, partially offset by fewer new issuances and reduced client activity.
For further information on the impact of investments associated with certain employee deferred cash-based compensation plans, see “Selected Non-GAAP Financial Information” herein.
Net Interest
Net interest revenues of $2,158 million in the current quarter increased 40% compared with the prior year quarter, primarily due to the net effect of higher interest rates, partially offset by the impact of a reduction in brokerage sweep deposits in excess of our expectations.
The level and pace of interest rate changes and other macroeconomic factors continue to impact client demand for loans, client preferences for cash allocation to other products and the pace of reallocation of client balances, resulting in changes in the deposit mix and associated interest expense. If these trends persist, net interest income may continue to be impacted in future periods.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $45 million in the current quarter was primarily driven by deterioration in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments was $13 million in the prior year quarter, primarily driven by portfolio growth.
Non-interest Expenses
Non-interest expenses of $4,802 million in the current quarter increased 10% compared with the prior year quarter, as a result of higher Compensation and benefits expenses and higher Non-compensation expenses.
•Compensation and benefits expenses increased in the current quarter primarily due to higher expenses related to certain deferred cash-based compensation plans linked to investment performance and the impact of higher headcount, partially offset by a decrease in the formulaic payout to Wealth Management representatives driven by lower compensable revenues.
For further information on the impact of expenses related to certain employee deferred cash-based compensation plans linked to investment performance, see “Selected Non-GAAP Financial Information” herein.
•Non-compensation expenses increased in the current quarter primarily driven by higher spend on technology and higher marketing and business development costs.
Fee-Based Client Assets Rollforwards

$ in billions	At December 31, 2022	Inflows	Outflows	Market Impact	At March 31, 2023
Separately managed[1]	$501	$16	$(7)	$18	$528
Unified managed	408	21	(14)	17	432
Advisor	167	9	(9)	9	176
Portfolio manager	552	26	(20)	20	578
Subtotal	$1,628	$72	$(50)	$64	$1,714
Cash management	50	20	(15)	—	55
Total fee-based client assets	$1,678	$92	$(65)	$64	$1,769

$ in billions	At December 31, 2021	Inflows[2]	Outflows	Market Impact	At March 31, 2022
Separately managed[1]	$479	$87	$(8)	$7	$565
Unified managed	467	25	(14)	(31)	447
Advisor	211	9	(11)	(10)	199
Portfolio manager	636	30	(21)	(30)	615
Subtotal	$1,793	$151	$(54)	$(64)	$1,826
Cash management	46	9	(8)	—	47
Total fee-based client assets	$1,839	$160	$(62)	$(64)	$1,873
1.Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.
2.Includes $75 billion of fee-based assets acquired in an asset acquisition in the first quarter of 2022, reflected in Separately managed.
Average Fee Rates1

	Three Months Ended March 31,
Fee rate in bps	2023	2022
Separately managed	13	13
Unified managed	93	94
Advisor	80	81
Portfolio manager	91	92
Subtotal	66	68
Cash management	6	6
Total fee-based client assets	65	67
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
For a description of fee-based client assets and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2022 Form 10-K.

10	March 2023 Form 10-Q

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended March 31,		% Change
$ in millions	2023	2022
Revenues
Asset management and related fees	$1,248	$1,388	(10)%
Performance-based income and other[1]	41	(53)	177%
Net revenues	1,289	1,335	(3)%
Compensation and benefits	568	545	4%
Non-compensation expenses	555	562	(1)%
Total non-interest expenses	1,123	1,107	1%
Income before provision for income taxes	166	228	(27)%
Provision for income taxes	30	37	(19)%
Net income	136	191	(29)%
Net income (loss) applicable to noncontrolling interests	2	(12)	117%
Net income applicable to Morgan Stanley	$134	$203	(34)%
1.Includes Investments, Trading, Commissions and fees, Net interest, and Other revenues.
Net Revenues
Asset Management and Related Fees

Asset management and related fees of $1,248 million in the current quarter decreased 10% from the prior year quarter, primarily due to lower average AUM driven by the decline in asset values and the cumulative effect of net outflows in Long-Term AUM.

Asset management revenues are influenced by the level and relative mix of AUM and related fee rates. The market environment in recent quarters has led to a decline in asset prices, which in turn, negatively impacted our AUM level across asset classes. To the extent the market condition deteriorates further, or we continue to see net outflows of Long-Term AUM, we would expect our Asset management revenue to continue to be negatively impacted.
See “Assets under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues were a gain of $41 million in the current quarter, representing an increase from the prior year quarter, primarily due to gains on investments associated with certain employee deferred cash-based compensation plans and mark-to-market gains on public investments compared with losses in the prior year quarter, partially offset by lower accrued carried interest.
Non-interest Expenses
Non-interest expenses of $1,123 million in the current quarter increased 1% from the prior year quarter primarily due to higher Compensation and benefits.
•Compensation and benefits expenses increased in the current quarter primarily due to higher expenses related to certain deferred cash-based compensation plans linked to investment performance, partially offset by lower compensation associated with carried interest.
•Non-compensation expenses were relatively unchanged.
Assets under Management or Supervision Rollforwards

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2022	$259	$173	$431	$863	$442	$1,305
Inflows	10	16	18	44	585	629
Outflows	(12)	(17)	(16)	(45)	(568)	(613)
Market Impact	21	4	15	40	6	46
Other	(1)	(1)	—	(2)	(3)	(5)
March 31, 2023	$277	$175	$448	$900	$462	$1,362

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2021	$395	$207	$466	$1,068	$497	$1,565
Inflows	19	19	27	65	494	559
Outflows	(26)	(22)	(29)	(77)	(523)	(600)
Market Impact	(48)	(7)	(14)	(69)	(2)	(71)
Other	(3)	(2)	(1)	(6)	—	(6)
March 31, 2022	$337	$195	$449	$981	$466	$1,447
Average AUM

	Three Months Ended March 31,
$ in billions	2023	2022
Equity	$271	$355
Fixed income	175	201
Alternatives and Solutions	441	454
Long-term AUM subtotal	887	1010
Liquidity and Overlay Services	442	476
Total AUM	$1,329	$1,486
Average Fee Rates1

	Three Months Ended March 31,
Fee rate in bps	2023	2022
Equity	72	70
Fixed income	35	36
Alternatives and Solutions	33	35
Long-term AUM	45	48
Liquidity and Overlay Services	13	7
Total AUM	35	35
1.Based on Asset management revenues, net of waivers, excluding performance-based fees and other non-management fees. For certain non-U.S. funds, it includes the portion of advisory fees that the advisor collects on behalf of third-party distributors. The payment of those fees to the distributor is included in Non-compensation expenses in the income statement.
For a description of the asset classes and rollforward items in the previous tables, see “Management’s Discussion and

March 2023 Form 10-Q	11

Management’s Discussion and Analysis
Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in the 2022 Form 10-K.

12	March 2023 Form 10-Q

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
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At March 31, 2023	At December 31, 2022
Investment securities portfolio:
Investment securities—AFS	$67.6	$66.9
Investment securities—HTM	55.7	56.4
Total investment securities	$123.3	$123.3
Wealth Management Loans[2]
Residential real estate	$55.3	$54.4
Securities-based lending and Other[3]	88.4	91.7
Total, net of ACL	$143.7	$146.1
Institutional Securities Loans[2]
Corporate	$8.3	$6.9
Secured lending facilities	38.3	37.1
Commercial and Residential real estate	10.5	10.2
Securities-based lending and Other	6.0	6.0
Total, net of ACL	$63.1	$60.2
Total Assets	$384.8	$391.0
Deposits[4]	$340.9	$350.6
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
Accounting Development Updates
The Financial Accounting Standards Board has issued certain accounting updates that apply to us. Accounting updates not listed below were assessed and determined to be either not applicable or to not have a material impact on our financial condition or results of operations upon adoption.

We are currently evaluating the following accounting update; However, we do not expect a material impact on our financial condition or results of operations upon adoption:
•Investments—Tax Credit Structures. This accounting update permits an election to account for tax equity investments using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received. The net amortization and income tax credits and other income tax benefits are recognized in the income statement as a component of provision for income taxes. The update also requires disclosures of certain information that enable investors and other users of our financial statements to understand the nature of (i) the tax equity investments in projects that generate income tax credits and other income tax benefits from a program for which the proportional amortization method has been elected and (ii) the impact of the tax equity investments and related income tax credits on the financial condition and results of operations. The ASU will be effective January 1, 2024, with early adoption permitted.

Critical Accounting Estimates
Our financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions (see Note 1 to the financial statements). We believe that of our significant accounting policies (see Note 2 to the financial statements in the 2022 Form 10-K and Note 2 to the financial statements), the fair value of financial instruments, goodwill and intangible assets, legal and regulatory contingencies (see Note 15 to the financial statements in the 2022 Form 10-K and Note 13 to the financial statements) and income taxes policies involve a higher degree of judgment and complexity. For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the 2022 Form 10-K.
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

March 2023 Form 10-Q	13

Management’s Discussion and Analysis
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
Total Assets by Business Segment

	At March 31, 2023
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$84,356	$26,747	$155	$111,258
Trading assets at fair value	310,842	4,560	4,899	320,301
Investment securities	37,386	120,558	—	157,944
Securities purchased under agreements to resell	108,722	13,163	—	121,885
Securities borrowed	145,289	927	—	146,216
Customer and other receivables	43,973	28,907	1,215	74,095
Loans[1]	71,008	143,684	4	214,696
Other assets[2]	17,619	24,859	11,031	53,509
Total assets	$819,195	$363,405	$17,304	$1,199,904

	At December 31, 2022
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$88,362	$39,539	$226	$128,127
Trading assets at fair value	294,884	1,971	4,460	301,315
Investment securities	40,481	119,450	—	159,931
Securities purchased under agreements to resell	102,511	11,396	—	113,907
Securities borrowed	132,619	755	—	133,374
Customer and other receivables	47,515	29,620	1,405	78,540
Loans[1]	67,676	146,105	4	213,785
Other assets[2]	15,789	24,469	10,994	51,252
Total assets	$789,837	$373,305	$17,089	$1,180,231
1.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheet (see Note 9 to the financial statements).
2.Other assets primarily includes Goodwill and Intangible assets, premises, equipment and software, ROU assets related to leases, other investments, and deferred tax assets.
A substantial portion of total assets consists of cash and cash equivalents, liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from market-making, financing and prime brokerage activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio. Total assets of $1,200 billion at March 31, 2023 were relatively unchanged from $1,180 billion at December 31, 2022.
Liquidity Risk Management Framework
The core components of our Liquidity Risk Management Framework are the Required Liquidity Framework, Liquidity Stress Tests and Liquidity Resources, which support our target liquidity profile. For a further discussion about the Firm’s Required Liquidity Framework and Liquidity Stress Tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework” in the 2022 Form 10-K.
At March 31, 2023 and December 31, 2022, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2023	December 31, 2022
Cash deposits with central banks	$65,677	$58,818
Unencumbered HQLA Securities[1]:
U.S. government obligations	132,225	136,020
U.S. agency and agency mortgage-backed securities	92,219	87,591
Non-U.S. sovereign obligations[2]	21,113	20,583
Other investment grade securities	694	694
Total HQLA[1]	$311,928	$303,706
Cash deposits with banks (non-HQLA)	9,267	8,544
Total Liquidity Resources	$321,195	$312,250
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered Japanese, French, U.K., Italian and Spanish government obligations.

14	March 2023 Form 10-Q

Management’s Discussion and Analysis
Liquidity Resources by Bank and Non-Bank Legal Entities

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2023	December 31, 2022
Bank legal entities
U.S.	$140,029	$134,845
Non-U.S.	6,651	6,980
Total Bank legal entities	146,680	141,825
Non-Bank legal entities
U.S.:
Parent Company	52,315	56,111
Non-Parent Company	58,027	54,813
Total U.S.	110,342	110,924
Non-U.S.	64,173	59,501
Total Non-Bank legal entities	174,515	170,425
Total Liquidity Resources	$321,195	$312,250
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
As of March 31, 2023, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2023	December 31, 2022
Eligible HQLA[1]
Cash deposits with central banks	$58,133	$52,765
Securities[2]	185,375	186,551
Total Eligible HQLA[1]	$243,508	$239,316
LCR	135%	132%
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
We fund our balance sheet on a global basis through diverse sources. These sources include our equity capital, borrowings, bank notes, securities sold under agreements to repurchase, securities lending, deposits, letters of credit and lines of credit. We have active financing programs for both standard and structured products targeting global investors and currencies.
Secured Financing
For a discussion of our secured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Secured Financing” in the 2022 Form 10-K.
Collateralized Financing Transactions

$ in millions	At March 31, 2023	At December 31, 2022
Securities purchased under agreements to resell and Securities borrowed	$268,101	$247,281
Securities sold under agreements to repurchase and Securities loaned	$76,079	$78,213
Securities received as collateral[1]	$9,867	$9,954

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2023	December 31, 2022
Securities purchased under agreements to resell and Securities borrowed	$254,449	$261,627
Securities sold under agreements to repurchase and Securities loaned	$77,154	$77,268
1.Included within Trading assets in the balance sheet.
See “Total Assets by Business Segment” herein for additional information on the assets shown in the previous table and Note 2 to the financial statements in the 2022 Form 10-K and Note 8 to the financial statements for additional information on collateralized financing transactions.
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

March 2023 Form 10-Q	15

Management’s Discussion and Analysis
collateral maintenance policies and the elements of our Liquidity Risk Management Framework.
Unsecured Financing
For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in the 2022 Form 10-K.
Deposits

$ in millions	At March 31, 2023	At December 31, 2022
Savings and demand deposits:
Brokerage sweep deposits[1]	$175,448	$202,592
Savings and other	122,882	117,356
Total Savings and demand deposits	298,330	319,948
Time deposits	49,193	36,698
Total[2]	$347,523	$356,646
1.Amounts represent balances swept from client brokerage accounts.
2.Excludes approximately $2 billion and $6 billion of off-balance sheet deposits at unaffiliated financial institutions as of March 31, 2023 and December 31, 2022, respectively. This client cash held by third parties is not reflected in our balance sheet and is not immediately available for liquidity purposes.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics relative to other sources of funding. Each category of deposits presented above has a different cost profile and clients may respond differently to changes in interest rates and other macroeconomic conditions. The decrease in total deposits in the current quarter was primarily driven by a continued reduction in Brokerage sweep deposits due to net outflows to alternative cash-equivalent and long-term products, partially offset by an increase in Time deposits and Savings.
Borrowings by Remaining Maturity at March 31, 20231

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$4,587	$4,587
Original maturities greater than one year
2023	$4,504	$6,418	$10,922
2024	19,858	11,897	31,755
2025	21,666	9,428	31,094
2026	24,066	6,267	30,333
2027	18,855	6,876	25,731
Thereafter	85,715	30,045	115,760
Total	$174,664	$70,931	$245,595
Total Borrowings	$174,664	$75,518	$250,182
Maturities over next 12 months[2]			$20,382
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $250 billion as of March 31, 2023 were relatively unchanged when compared with $238 billion at December 31, 2022.
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
Credit Ratings
We rely on external sources to finance a significant portion of our daily operations. Our credit ratings are one of the factors in the cost and availability of financing and can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as certain OTC derivative transactions. When determining credit ratings, rating agencies consider both company-specific and industry-wide factors. See also “Risk Factors—Liquidity Risk” in the 2022 Form 10-K.
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at April 28, 2023

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

16	March 2023 Form 10-Q

Management’s Discussion and Analysis
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
Common Stock Repurchases

	Three Months Ended March 31,
in millions, except for per share data	2023	2022
Number of shares	16	30
Average price per share	$95.16	$95.20
Total	$1,500	$2,872
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein and Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	April 19, 2023
Amount per share	$0.775
Date to be paid	May 15, 2023
Shareholders of record as of	May 1, 2023
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
We utilize SPEs primarily in connection with securitization activities. For information on our securitization activities, see Note 16 to the financial statements in the 2022 Form 10-K.
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
Regulatory Capital Requirements
We are required to maintain minimum risk-based and leverage-based capital and TLAC ratios. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Capital Requirements” in the 2022 Form 10-K. For additional information on TLAC,

March 2023 Form 10-Q	17

Management’s Discussion and Analysis
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
Risk-Based Regulatory Capital Ratio Requirements

	At March 31, 2023 and December 31, 2022
	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	2.5%
SCB[1]	5.8%	N/A
G-SIB capital surcharge[2]	3.0%	3.0%
CCyB[3]	0	0
Capital buffer requirement	8.8%	5.5%
1.For additional information on the SCB, see “Capital Plans, Stress Tests and the Stress Capital Buffer” herein and in the 2022 Form 10-K.
2.For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in the 2022 Form 10-K.
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

	Regulatory Minimum	At March 31, 2023 and December 31, 2022
		Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.3%	10.0%
Tier 1 capital ratio	6.0%	14.8%	11.5%
Total capital ratio	8.0%	16.8%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At March 31, 2023 and December 31, 2022, the differences between the actual and required ratios were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced SLR capital buffer of at least 2%.
CECL Deferral. Beginning on January 1, 2020, we elected to defer the effect of the adoption of CECL on our risk-based and leverage-based capital amounts and ratios, as well as our RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022 and are phased-in at 50% from January 1, 2023. The deferral impacts will become fully phased-in beginning on January 1, 2025.
Regulatory Capital Ratios

$ in millions	Required Ratio[1]	At March 31, 2023	At December 31, 2022
Risk-based capital— Standardized
Common Equity Tier 1 capital		$69,454	$68,670
Tier 1 capital		77,947	77,191
Total capital		89,794	86,575
Total RWA		459,107	447,849
Common Equity Tier 1 capital ratio	13.3%	15.1%	15.3%
Tier 1 capital ratio	14.8%	17.0%	17.2%
Total capital ratio	16.8%	19.6%	19.3%

$ in millions	Required Ratio[1]	At March 31, 2023	At December 31, 2022
Risk-based capital— Advanced
Common Equity Tier 1 capital		$69,454	$68,670
Tier 1 capital		77,947	77,191
Total capital		89,321	86,159
Total RWA		444,796	438,806
Common Equity Tier 1 capital ratio	10.0%	15.6%	15.6%
Tier 1 capital ratio	11.5%	17.5%	17.6%
Total capital ratio	13.5%	20.1%	19.6%

$ in millions	Required Ratio[1]	At March 31, 2023	At December 31, 2022
Leverage-based capital
Adjusted average assets[2]		$1,168,328	$1,150,772
Tier 1 leverage ratio	4.0%	6.7%	6.7%
Supplementary leverage exposure[3]		$1,422,808	$1,399,403
SLR	5.0%	5.5%	5.5%
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

18	March 2023 Form 10-Q

Management’s Discussion and Analysis
Regulatory Capital

$ in millions	At March 31, 2023	At December 31, 2022	Change
Common Equity Tier 1 capital
Common stock and surplus	$1,395	$2,782	$(1,387)
Retained earnings	96,516	95,047	1,469
AOCI	(5,711)	(6,253)	542
Regulatory adjustments and deductions:
Net goodwill	(16,388)	(16,393)	5
Net intangible assets	(5,914)	(6,048)	134
Other adjustments and deductions[1]	(444)	(465)	21
Total Common Equity Tier 1 capital	$69,454	$68,670	$784
Additional Tier 1 capital
Preferred stock	$8,750	$8,750	$—
Noncontrolling interests	571	552	19
Additional Tier 1 capital	$9,321	$9,302	$19
Deduction for investments in covered funds	(828)	(781)	(47)
Total Tier 1 capital	$77,947	$77,191	$756
Standardized Tier 2 capital
Subordinated debt	$9,997	$7,846	$2,151
Eligible ACL	1,898	1,613	285
Other adjustments and deductions	(48)	(75)	27
Total Standardized Tier 2 capital	$11,847	$9,384	$2,463
Total Standardized capital	$89,794	$86,575	$3,219
Advanced Tier 2 capital
Subordinated debt	$9,997	$7,846	$2,151
Eligible credit reserves	1,425	1,197	228
Other adjustments and deductions	(48)	(75)	27
Total Advanced Tier 2 capital	$11,374	$8,968	$2,406
Total Advanced capital	$89,321	$86,159	$3,162
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.
RWA Rollforward

	Three Months Ended March 31, 2023
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2022	$397,275	$285,638
Change related to the following items:
Derivatives	1,388	1,399
Securities financing transactions	4,672	1,842
Investment securities	(290)	77
Commitments, guarantees and loans	(1,968)	1,374
Equity investments	(370)	(380)
Other credit risk	5,258	4,714
Total change in credit risk RWA	$8,690	$9,026
Balance at March 31, 2023	$405,965	$294,664
Market risk RWA
Balance at December 31, 2022	$50,574	$50,563
Change related to the following items:
Regulatory VaR	242	242
Regulatory stressed VaR	(1,042)	(1,042)
Incremental risk charge	(405)	(405)
Comprehensive risk measure	24	(84)
Specific risk	3,749	3,749
Total change in market risk RWA	$2,568	$2,460
Balance at March 31, 2023	$53,142	$53,023
Operational risk RWA
Balance at December 31, 2022	N/A	$102,605
Change in operational risk RWA	N/A	(5,496)
Balance at March 31, 2023	N/A	$97,109
Total RWA	$459,107	$444,796
Regulatory VaR—VaR for regulatory capital requirements

In the current quarter, Credit risk RWA increased under both the Standardized and Advanced Approaches, primarily driven by higher deferred tax assets, higher Securities financing and increased exposure in interest rate Derivatives.

Market risk RWA increased in the current quarter under both the Standardized and Advanced Approaches primarily driven by higher Specific risk securitization and non-securitization standardized charges partially offset by lower Regulatory Stressed VaR.

The decrease in Operational risk RWA in the current year period reflects lower execution-related losses.
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

March 2023 Form 10-Q	19

Management’s Discussion and Analysis
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At March 31, 2023	At December 31, 2022
External TLAC[2]			$250,191	$245,951
External TLAC as a % of RWA	18.0%	21.5%	54.5%	54.9%
External TLAC as a % of leverage exposure	7.5%	9.5%	17.6%	17.6%
Eligible LTD[3]			$162,775	$159,444
Eligible LTD as a % of RWA	9.0%	9.0%	35.5%	35.6%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	11.4%	11.4%
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
We are in compliance with all TLAC requirements as of March 31, 2023 and December 31, 2022.
For a further discussion of TLAC and related requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” in the 2022 Form 10-K.
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
Our SCB will remain at 5.8% through September 30, 2023. Together with other features of the regulatory capital framework, this SCB results in an aggregate Standardized Approach Common Equity Tier 1 required ratio of 13.3%.
Our Board of Directors approved a new multi-year repurchase authorization of up to $20 billion of outstanding common stock, without a set expiration date, beginning in the third quarter of 2022, which will be exercised from time to time as conditions warrant.
For the 2023 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 5, 2023. The Federal Reserve is expected to publish summary results of the CCAR and Dodd-Frank Act supervisory stress tests of each large BHC, including us, by June 30, 2023. We are required to disclose a summary of the results of our company-run stress tests within 15 days of the date the Federal Reserve discloses the results of the supervisory stress tests.
For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” in the 2022 Form 10-K.
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
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended March 31,
$ in billions	2023	2022
Institutional Securities	$45.6	$48.8
Wealth Management	28.8	31.0
Investment Management	10.4	10.6
Parent	6.6	6.3
Total	$91.4	$96.7
1.The attribution of average common equity to the business segments is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
We continue to evaluate our Required Capital framework with respect to the impact of evolving regulatory requirements, as appropriate.

20	March 2023 Form 10-Q

Management’s Discussion and Analysis
Resolution and Recovery Planning
We are required to submit once every two years to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. We submitted our 2021 targeted resolution plan on June 30, 2021. In November 2022, we received joint feedback on our 2021 resolution plan from the Federal Reserve and the FDIC (“Agencies”). The feedback indicated that there are no shortcomings or deficiencies in our 2021 resolution plan and that we had successfully addressed a prior shortcoming identified by the Agencies in the review of our 2019 full resolution plan. Our next resolution plan submission will be a full resolution plan in July 2023.
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
For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning,” “Risk Factors—Legal, Regulatory and Compliance Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Resolution and Recovery Planning” in the 2022 Form 10-K.
Regulatory Developments and Other Matters
Covered Funds Restrictions under the Volcker Rule
The Volcker Rule prohibits certain investments and relationships by banking entities with covered funds, as defined in the Volcker Rule. During the current quarter, we determined and began implementing various conformance options permitted under the Volcker Rule with respect to interests in certain legacy illiquid funds for which we previously received a conformance extension until July 21, 2023. These conformance options include selling a portion or all of our interests, restructuring our investments, and relying on other applicable exemptions and exclusions under the Volcker Rule. As of March 31, 2023, the carrying value of our investments in those legacy illiquid funds approximated $210 million. For additional information on the Volcker Rule, see “Business—Supervision and Regulation—Financial Holding Company—Activities Restrictions Under the Volcker Rule” in the 2022 Form 10-K. For information on investments measured at NAV, see Note 4 to the financial statements.
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
The publication of most non-U.S. dollar LIBOR rates ceased as of the end of December 2021, although certain Sterling and Yen LIBOR rates have been published for a limited period following this date on the basis of a “synthetic” methodology (known as “synthetic LIBOR”). The synthetic Yen LIBOR rates ceased as of the end of December 2022 and following the announcement of the U.K. Financial Conduct Authority (“UK FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration), publication of the one- and six-month tenors of synthetic Sterling LIBOR ceased at the end of March 2023 and publication of the three-month synthetic Sterling LIBOR will cease at the end of March 2024.
U.S. dollar LIBOR rates are expected to cease being published as of the end of June 2023. On March 15, 2022 the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. While some states have already adopted LIBOR legislation, the federal legislation expressly preempts any provision of any state or local law, statute, rule, regulation or standard. In addition, the UK FCA has announced that it will require ICE Benchmark Administration

March 2023 Form 10-Q	21

Management’s Discussion and Analysis
to continue the publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a synthetic basis until the end of September 2024. This may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation to remain on synthetic U.S. dollar LIBOR until the end of this period.
As of March 31, 2023, our LIBOR-referenced contracts were primarily concentrated in derivative contracts and, to a lesser extent, loans, floating rate notes, preferred shares, securitizations and mortgages. A significant majority of our derivative contracts, and a majority of our non-derivative contracts, contain fallback provisions or otherwise have an expected path that will allow for the transition to an alternative reference rate upon the cessation of the applicable LIBOR rate.
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
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments and Other Matters” and “Risk Factors—Risk Management” in the 2022 Form 10-K for a further discussion of the replacement of the IBORs and/or reform of other interest rate benchmarks and related risks.

22	March 2023 Form 10-Q

Quantitative and Qualitative Disclosures about Risk
Management believes effective risk management is vital to the success of our business activities. For a discussion of our Enterprise Risk Management framework and risk management functions, see “Quantitative and Qualitative Disclosures about Risk—Risk Management” in the 2022 Form 10-K.
Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, spreads, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of our VaR for market risk exposures is generated. In addition, we incur non-trading market risk, principally within the Wealth Management and Investment Management business segments. The Wealth Management business segment primarily incurs non-trading market risk (including interest rate risk) from lending and deposit-taking activities. The Investment Management business segment primarily incurs non-trading market risk from capital investments in its funds. For a further discussion of market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” in the 2022 Form 10-K.
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
For information regarding our primary risk exposures and market risk management, VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Risk—Market Risk—Trading Risks” in the 2022 Form 10-K.
95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	March 31, 2023
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$32	$36	$43	$31
Equity price	29	25	31	16
Foreign exchange rate	10	10	18	6
Commodity price	21	24	35	16
Less: Diversification benefit[2]	(44)	(47)	N/A	N/A
Primary Risk Categories	$48	$48	$60	$39
Credit Portfolio	21	19	21	18
Less: Diversification benefit[2]	(19)	(12)	N/A	N/A
Total Management VaR	$50	$55	$72	$45

	Three Months Ended
	December 31, 2022
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$37	$36	$43	$32
Equity price	16	20	28	16
Foreign exchange rate	10	9	12	7
Commodity price	26	30	41	20
Less: Diversification benefit[2]	(36)	(39)	N/A	N/A
Primary Risk Categories	$53	$56	$65	$47
Credit Portfolio	19	18	19	15
Less: Diversification benefit[2]	(9)	(10)	N/A	N/A
Total Management VaR	$63	$64	$71	$56
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
Average Total Management VaR and average Management VaR for the Primary Risk Categories decreased from the three months ended December 31, 2022, primarily due to reduced exposures in the commodity price category and increased diversification benefits.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy. There were 2 loss days in the current quarter, one of which exceeded 95% Total Management VaR.

March 2023 Form 10-Q	23

Risk Disclosures
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)

Number of Days
16
24
13
8
3
1
$45 to $50
$50 to $55
$55 to $60
$60 to $65
$65 to $70
$70 to $75

Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
1
0
1
7
17
23
9
4
2
<$(50)
$(50) to $(25)
$(25) to $0
$0 to $25
$25 to $50
$50 to $75
$75 to $100
$100 to $125
>$125

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
Credit Spread Risk Sensitivity1

$ in millions	At March 31, 2023	At December 31, 2022
Derivatives	$6	$7
Borrowings carried at fair value	42	39
1.Amounts represent the potential gain for each 1 bps widening of our credit spread.

Credit spread risk sensitivity for borrowings carried at fair value at March 31, 2023 increased from December 31, 2022 primarily due to tightening credit spreads, in addition to new debt issuance.

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
Wealth Management Net Interest Income Sensitivity Analysis

$ in millions	At March 31, 2023	At December 31, 2022
Basis point change
+100	$533	$643
-100	(637)	(745)

The previous table presents an analysis of selected instantaneous upward and downward parallel interest rate shocks (subject to a floor of zero percent in the downward scenario) on net interest income over the next 12 months for our Wealth Management business segment. These shocks are applied to our 12-month forecast for our Wealth Management business segment, which incorporates market expectations of interest rates and our forecasted business activity, including deposit forecasts as a key assumption.
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
Our Wealth Management business segment balance sheet is asset sensitive, given assets reprice faster than liabilities, resulting in higher net interest income in increasing interest rate scenarios. The level of interest rates may impact the amount of deposits held at the Firm, given competition for deposits from other institutions and alternative cash-equivalent products available to depositors. Further, rising interest rates could also impact client demand for loans. Net interest income sensitivity to interest rates at March 31, 2023

24	March 2023 Form 10-Q

Risk Disclosures
decreased from December 31, 2022, primarily driven by the effects of changes in the mix of our assets and liabilities.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At March 31, 2023	At December 31, 2022
Investments related to Investment Management activities	$449	$431
Other investments:
MUMSS	144	143
Other Firm investments	375	378
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
Investments sensitivity changed between March 31, 2023 and December 31, 2022 with an increase in sensitivity in Investments related to Investment Management activity primarily due to new investments in public funds.
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
Credit Risk
Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through our Institutional Securities and Wealth Management business segments. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2022 Form 10-K.
Loans and Lending Commitments

	At March 31, 2023
$ in millions	HFI	HFS	FVO[2]	Total
Institutional Securities:
Corporate	$7,435	$11,150	$—	$18,585
Secured lending facilities	37,187	3,006	6	40,199
Commercial and Residential real estate	8,601	948	2,535	12,084
Securities-based lending and Other	3,430	16	5,276	8,722
Total Institutional Securities	56,653	15,120	7,817	79,590
Wealth Management:
Residential real estate	55,400	25	—	55,425
Securities-based lending and Other	88,463	1	—	88,464
Total Wealth Management	143,863	26	—	143,889
Total Investment Management[1]	4	—	214	218
Total loans	200,520	15,146	8,031	223,697
ACL	(970)			(970)
Total loans, net of ACL	$199,550	$15,146	$8,031	$222,727
Lending commitments[3]				$140,096
Total exposure				$362,823

	At December 31, 2022
$ in millions	HFI	HFS	FVO[2]	Total
Institutional Securities:
Corporate	$6,589	$10,634	$—	$17,223
Secured lending facilities	35,606	3,176	6	38,788
Commercial and Residential real estate	8,515	926	2,548	11,989
Securities-based lending and Other	2,865	39	5,625	8,529
Total Institutional Securities	53,575	14,775	8,179	76,529
Wealth Management:
Residential real estate	54,460	4	—	54,464
Securities-based lending and Other	91,797	9	—	91,806
Total Wealth Management	146,257	13	—	146,270
Total Investment Management[1]	4	—	218	222
Total loans	199,836	14,788	8,397	223,021
ACL	(839)			(839)
Total loans, net of ACL	$198,997	$14,788	$8,397	$222,182
Lending commitments[3]				$136,960
Total exposure				$359,142
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
We provide loans and lending commitments to a variety of customers, including large corporate and institutional clients, as well as high to ultra-high net worth individuals. In addition, we purchase loans in the secondary market. Loans and lending commitments are either held for investment, held for sale or carried at fair value. For more information on these loan classifications, see Note 2 to the financial statements in the 2022 Form 10-K.
Total loans and lending commitments increased by approximately $4 billion since December 31, 2022, primarily

March 2023 Form 10-Q	25

Risk Disclosures
due to an increase in Corporate lending within the Institutional Securities business segment.
See Notes 4, 5, 9 and 13 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$839
ACL—Lending Commitments	504
Total at December 31, 2022	1,343
Gross charge-offs	(71)
Provision for credit losses	234
Other	3
Total at March 31, 2023	$1,509
ACL—Loans	$970
ACL—Lending commitments	539
Provision for Credit Losses by Business Segment

	Three Months Ended March 31, 2023
$ in millions	IS	WM	Total
Loans	$160	$41	$201
Lending commitments	29	4	33
Total	$189	$45	$234
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
The allowance for credit losses for loans and lending commitments increased since December 31, 2022, reflecting deterioration in both the macroeconomic outlook and our expectations of commercial real estate borrowers.
The base scenario used in our ACL models as of March 31, 2023 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models, and assumes an economic contraction in 2023, followed by a recovery in 2024. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product (“GDP”).
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2023	4Q 2024
Year-over-year growth rate	(0.1)%	2.0%
See Note 9 to the financial statements for further information. See Note 2 to the financial statements in the 2022 Form 10-K for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At March 31, 2023		At December 31, 2022
	IS	WM	IS	WM
Accrual	98.9%	99.9%	99.3%	99.9%
Nonaccrual[1]	1.1%	0.1%	0.7%	0.1%
1.These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.
Net Charge-off Ratios for Loans Held for Investment

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
For the Three Months Ended March 31, 2023
Net charge-off (recovery) ratio[1]	0.01%	—%	0.81%	—%	—%	0.04%
Average loans	$6,953	$36,322	$8,568	$54,802	$93,021	$199,666
For the Three Months Ended March 31, 2022
Net charge-off ratio[1]	—%	0.01%	0.09%	—%	—%	0.01%
Average loans	$5,802	$31,353	$7,805	$45,521	$87,900	$178,381
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.
Institutional Securities Loans and Lending Commitments1

	At March 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$48	$—	$105	$—	$153
A	1,184	2,020	186	—	3,390
BBB	5,157	11,706	453	—	17,316
BB	13,020	17,732	623	377	31,752
Other NIG	7,942	11,081	3,440	181	22,644
Unrated[2]	72	956	586	1,956	3,570
Total loans, net of ACL	27,423	43,495	5,393	2,514	78,825
Lending commitments
AAA	—	50	—	—	50
AA	2,273	2,775	289	—	5,337
A	5,336	19,947	407	—	25,690
BBB	11,852	41,144	747	—	53,743
BB	3,680	17,212	863	171	21,926
Other NIG	1,226	13,411	861	3	15,501
Unrated[2]	2	5	—	—	7
Total lending commitments	24,369	94,544	3,167	174	122,254
Total exposure	$51,792	$138,039	$8,560	$2,688	$201,079

26	March 2023 Form 10-Q

Risk Disclosures

	At December 31, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$66	$—	$139	$—	$205
A	1,331	787	185	—	2,303
BBB	5,632	10,712	465	—	16,809
BB	11,045	19,219	796	162	31,222
Other NIG	7,274	10,249	3,945	139	21,607
Unrated[2]	95	924	624	2,066	3,709
Total loans, net of ACL	25,443	41,891	6,154	2,367	75,855
Lending commitments
AAA	—	50	—	—	50
AA	2,515	2,935	11	—	5,461
A	5,030	19,717	202	330	25,279
BBB	10,263	39,615	566	—	50,444
BB	3,691	17,656	1,416	96	22,859
Other NIG	1,173	13,872	530	—	15,575
Unrated[2]	—	20	—	3	23
Total lending commitments	22,672	93,865	2,725	429	119,691
Total exposure	$48,115	$135,756	$8,879	$2,796	$195,546
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At March 31, 2023	At December 31, 2022
Industry
Financials	$52,298	$54,222
Real estate	36,203	32,358
Communications services	14,857	15,336
Industrials	14,620	14,557
Information technology	14,379	13,790
Healthcare	12,506	12,353
Utilities	11,730	10,542
Consumer discretionary	11,540	11,592
Consumer staples	10,317	7,823
Energy	8,672	9,115
Materials	6,210	6,102
Insurance	5,979	5,925
Other	1,768	1,831
Total exposure	$201,079	$195,546
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial real estate and Securities-based lending and Other. As of March 31, 2023, over 90% of our total lending exposure, which consists of loans and lending commitments, is investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2022 Form 10-K.
Institutional Securities Event-Driven Loans and Lending Commitments

	At March 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,361	$1,193	$2,401	$5,955
Lending commitments	4,507	481	459	5,447
Total exposure	$6,868	$1,674	$2,860	$11,402

	At December 31, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,385	$1,441	$2,771	$6,597
Lending commitments	3,079	861	603	4,543
Total exposure	$5,464	$2,302	$3,374	$11,140
Event-driven loans and lending commitments are associated with an underwriting and/or syndication to finance a specific transaction, such as merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.
Institutional Securities Loans and Lending Commitments Held for Investment

	At March 31, 2023
$ in millions	Loans	Lending Commitments	Total
Corporate	$7,435	$82,758	$90,193
Secured lending facilities	37,187	13,893	51,080
Commercial real estate	8,601	371	8,972
Securities-based lending and Other	3,430	955	4,385
Total, before ACL	$56,653	$97,977	$154,630
ACL	$(765)	$(515)	$(1,280)

	At December 31, 2022
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,589	$79,882	$86,471
Secured lending facilities	35,606	12,803	48,409
Commercial real estate	8,515	374	8,889
Securities-based lending and Other	2,865	985	3,850
Total, before ACL	$53,575	$94,044	$147,619
ACL	$(674)	$(484)	$(1,158)

March 2023 Form 10-Q	27

Risk Disclosures
Institutional Securities Commercial Real Estate Loans and Lending Commitments
By Region

	At March 31, 2023			At December 31, 2022
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Americas	$6,103	$367	$6,470	$6,320	$378	$6,698
EMEA	3,367	84	3,451	3,040	79	3,119
Asia	427	5	432	445	5	450
Total	$9,897	$456	$10,353	$9,805	$462	$10,267
By Property Type

	At March 31, 2023			At December 31, 2022
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Office	$3,869	$273	$4,142	$3,861	$301	$4,162
Industrial	2,689	18	2,707	2,561	25	2,586
Multifamily	1,647	82	1,729	1,889	85	1,974
Retail	846	6	852	659	6	665
Hotel	834	77	911	780	45	825
Other	12	—	12	55	—	55
Total	$9,897	$456	$10,353	$9,805	$462	$10,267
LC–Lending Commitments
1. Amounts include HFI, HFS and FVO. HFI loans are presented net of ACL.
The current economic environment and changes in business and consumer behavior post-COVID have adversely impacted commercial real estate borrowers due to pressure from higher interest rates, tenant lease renewals, and elevated refinancing risks, among other issues. While we continue to actively monitor all our loan portfolios, the commercial real estate sector remains under heightened focus given the sector’s sensitivity to economic and secular factors, credit conditions, and difficulties specific to certain property types, most notably office.

As of March 31, 2023, our lending against commercial real estate properties totaled $10.4 billion within the Institutional Securities business segment. Commercial real estate loans are originated for experienced sponsors and are generally secured by institutional commercial real estate properties. In many cases, loans are subsequently syndicated or securitized on a full or partial basis, reducing our ongoing exposure.
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	Commercial Real Estate	Other	Total
ACL—Loans	$235	$153	$275	$11	$674
ACL—Lending commitments	411	51	15	7	484
Total at December 31, 2022	$646	$204	$290	$18	$1,158
Gross charge-offs	(1)	—	(69)	—	(70)
Provision for credit losses	53	—	136	—	189
Other	2	(1)	—	2	3
Total at March 31, 2023	$700	$203	$357	$20	$1,280
ACL—Loans	$265	$152	$335	$13	$765
ACL—Lending commitments	435	51	22	7	515
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At March 31, 2023	At December 31, 2022
Corporate	3.6%	3.6%
Secured lending facilities	0.4%	0.4%
Commercial real estate	3.9%	3.2%
Securities-based lending and Other	0.4%	0.4%
Total Institutional Securities loans	1.4%	1.3%
Wealth Management Loans and Lending Commitments

	At March 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$76,801	$9,789	$1,647	$137	$88,374
Residential real estate loans	1	39	1,351	53,919	55,310
Total loans, net of ACL	$76,802	$9,828	$2,998	$54,056	$143,684
Lending commitments	12,985	4,492	32	333	17,842
Total exposure	$89,787	$14,320	$3,030	$54,389	$161,526

	At December 31, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$80,526	$9,371	$1,692	$140	$91,729
Residential real estate loans	1	32	1,375	52,968	54,376
Total loans, net of ACL	$80,527	$9,403	$3,067	$53,108	$146,105
Lending commitments	12,408	4,501	37	323	17,269
Total exposure	$92,935	$13,904	$3,104	$53,431	$163,374
The principal Wealth Management business segment lending activities include Securities-based lending and Residential real estate loans.
Securities-based lending allows clients to borrow money against the value of qualifying securities, generally for any purpose other than purchasing, trading or carrying securities or refinancing margin debt. Other loans include structured loans originated through the Firm’s private banking platform to high and ultra-high net worth clients that are mostly secured by various types of collateral, including stock, private investments, commercial real estate and other financial assets. For more information about our Securities-based lending and

28	March 2023 Form 10-Q

Risk Disclosures
Residential real estate loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2022 Form 10-K.
Wealth Management Commercial Real Estate Loans and Lending Commitments by Property Type

	At March 31, 2023			At December 31, 2022
$ in millions	Loans[1]	LC	Total	Loans[1]	LC	Total
Office	$1,669	$1	$1,670	$1,675	$1	$1,676
Industrial	330	—	330	330	—	330
Multifamily	1,848	140	1,988	1,661	142	1,803
Retail	2,125	9	2,134	2,135	6	2,141
Hotel	418	—	418	419	—	419
Other	185	10	195	183	10	193
Total	$6,575	$160	$6,735	$6,403	$159	$6,562
LC–Lending Commitments
1.Amounts include HFI Loans net of ACL.

As of March 31, 2023, our lending against commercial real estate properties totaled $6.7 billion within the Wealth Management business and are included within Securities-based lending and Other. Such loans are originated through our private banking platform, are both secured and generally benefiting from full or partial guarantees from high or ultra-high net worth clients. All of our lending against commercial real estate properties within Wealth Management are in the Americas region. At both March 31, 2023 and December 31, 2022, greater than 95% of the commercial real estate loans balance in the Wealth Management business segment benefited from full or partial guarantees from high or ultra-high net worth clients.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$165
ACL—Lending commitments	20
Total at December 31, 2022	185
Gross charge-offs	(1)
Provision for credit losses	45
Total at March 31, 2023	$229
ACL—Loans	$205
ACL—Lending commitments	24
At March 31, 2023, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At March 31, 2023	At December 31, 2022
Institutional Securities	$18,304	$16,591
Wealth Management	21,050	21,933
Total	$39,354	$38,524
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
Credit exposures arising from margin lending activities are generally mitigated by their short-term nature, the value of collateral held and our right to call for additional margin when collateral values decline. However, we could incur losses in the event that the customer fails to meet margin calls and collateral values decline below the loan amount. This risk is elevated in loans backed by collateral pools with significant concentrations in individual issuers or securities with similar risk characteristics. For a further discussion, see “Risk Factors—Credit Risk” in the 2022 Form 10-K.
Employee Loans
For information on employee loans and related ACL, see Note 9 to the financial statements.

March 2023 Form 10-Q	29

Risk Disclosures
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At March 31, 2023
Less than 1 year	$2,071	$15,151	$32,023	$29,160	$9,933	$88,338
1-3 years	1,520	7,243	14,507	16,267	7,213	46,750
3-5 years	633	6,542	7,117	8,750	3,196	26,238
Over 5 years	3,959	39,743	38,447	37,361	6,011	125,521
Total, gross	$8,183	$68,679	$92,094	$91,538	$26,353	$286,847
Counterparty netting	(3,599)	(55,095)	(66,179)	(71,713)	(14,946)	(211,532)
Cash and securities collateral	(2,929)	(11,078)	(22,797)	(13,729)	(5,456)	(55,989)
Total, net	$1,655	$2,506	$3,118	$6,096	$5,951	$19,326

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2022
Less than 1 year	$2,903	$18,166	$40,825	$32,373	$10,730	$104,997
1-3 years	1,818	8,648	17,113	19,365	6,974	53,918
3-5 years	655	6,834	8,632	9,105	4,049	29,275
Over 5 years	4,206	42,613	45,488	46,660	8,244	147,211
Total, gross	$9,582	$76,261	$112,058	$107,503	$29,997	$335,401
Counterparty netting	(4,037)	(60,451)	(79,334)	(85,786)	(17,415)	(247,023)
Cash and securities collateral	(3,632)	(13,402)	(28,776)	(14,457)	(5,198)	(65,465)
Total, net	$1,913	$2,408	$3,948	$7,260	$7,384	$22,913

$ in millions	At March 31, 2023	At December 31, 2022
Industry
Financials	$5,677	$6,294
Utilities	4,562	5,656
Regional governments	1,839	2,052
Energy	1,480	2,851
Industrials	1,287	1,433
Communications services	1,036	1,051
Consumer staples	707	687
Healthcare	509	565
Information technology	468	480
Consumer Discretionary	453	290
Materials	310	317
Not-for-profit organizations	214	204
Insurance	174	185
Sovereign governments	162	410
Real estate	113	95
Other	335	343
Total	$19,326	$22,913
1.Counterparty credit ratings are determined internally by the CRM.
We are exposed to credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the possibility that a counterparty may fail to perform according to the terms of the contract. For more information on derivatives, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2022 Form 10-K and Note 6 to the financial statements.
Country Risk
Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and other market fundamentals and allows us to effectively identify, monitor and limit country risk. For a further discussion of our country risk exposure see “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks” in the 2022 Form 10-K.
Top 10 Non-U.S. Country Exposures at March 31, 2023

$ in millions	United Kingdom	Germany	Japan	France	Australia
Sovereign
Net inventory[1]	$(419)	$(611)	$300	$75	$132
Net counterparty exposure[2]	10	118	196	12	88
Exposure before hedges	(409)	(493)	496	87	220
Hedges[3]	(56)	(273)	(187)	(6)	—
Net exposure	$(465)	$(766)	$309	$81	$220
Non-sovereign
Net inventory[1]	$1,491	$190	$1,140	$17	$498
Net counterparty exposure[2]	9,992	3,819	4,572	3,487	881
Loans	5,481	990	329	1,001	1,494
Lending commitments	6,760	4,108	—	2,742	1,084
Exposure before hedges	23,724	9,107	6,041	7,247	3,957
Hedges[3]	(2,026)	(1,706)	(625)	(2,210)	(297)
Net exposure	$21,698	$7,401	$5,416	$5,037	$3,660
Total net exposure	$21,233	$6,635	$5,725	$5,118	$3,880

$ in millions	Brazil	China	India	Canada	Spain
Sovereign
Net inventory[1]	$2,555	$290	$1,356	$242	$141
Net counterparty exposure[2]	5	197	—	67	51
Exposure before hedges	2,560	487	1,356	309	192
Hedges[3]	(195)	(65)	—	—	(8)
Net exposure	$2,365	$422	$1,356	$309	$184
Non-sovereign
Net inventory[1]	$167	$2,048	$1,028	$510	$305
Net counterparty exposure[2]	574	188	1,006	1,094	375
Loans	308	568	135	382	2,171
Lending commitments	404	652	—	1,381	857
Exposure before hedges	1,453	3,456	2,169	3,367	3,708
Hedges[3]	(42)	(125)	—	(183)	(584)
Net exposure	$1,411	$3,331	$2,169	$3,184	$3,124
Total net exposure	$3,776	$3,753	$3,525	$3,493	$3,308
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
3.Amounts represent net CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures. Amounts are based on the CDS notional amount assuming zero recovery adjusted for the fair value of any receivable or payable. For further description of the contractual terms for purchased credit protection and whether they may limit the effectiveness of our hedges, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2022 Form 10-K.

30	March 2023 Form 10-Q

Risk Disclosures
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held against Net Counterparty Exposure1

$ in millions		At March 31, 2023
Country of Risk	Collateral[2]
United Kingdom	U.K., U.S. and France	$8,122
Germany	France, Spain, and Portugal	6,442
Other	Japan, France, and Spain	15,217
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at March 31, 2023.
2.Primarily consists of cash and government obligations of the countries listed.
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., cyber attacks or third-party vulnerabilities) that may manifest as, for example, loss of information, business disruption, theft and fraud, legal and compliance risks, or damage to physical assets. We may incur operational risk across the full scope of our business activities, including revenue-generating activities and support and control groups (e.g., information technology and trade processing). For a further discussion about our operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk” in the 2022 Form 10-K.
Model Risk
Model risk refers to the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision making or damage to our reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions. Model risk is generated from the use of models impacting financial statements, regulatory filings, capital adequacy assessments and the formulation of strategy. For a further discussion about our model risk, see “Quantitative and Qualitative Disclosures about Risk—Model Risk” in the 2022 Form 10-K.
Liquidity Risk
Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about our liquidity risk, see “Quantitative and Qualitative Disclosures about Risk—Liquidity Risk” in the 2022 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” herein.
Legal and Compliance Risk
Legal and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, limitations on our business, or loss to reputation that we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with AML, terrorist financing, and anti-corruption rules and regulations. For a further discussion about our legal and compliance risk, see “Quantitative and Qualitative Disclosures about Risk—Legal and Compliance Risk” in the 2022 Form 10-K.
Climate Risk
Climate change manifests as physical and transition risks. The physical risks of climate change include acute events, such as flooding, hurricanes, heatwaves and wildfires, and chronic, longer-term shifts in climate patterns, such as increasing global average temperatures, rising sea levels, and droughts. Transition risks are policy, legal, technological, and market changes to address climate risks and include changes in consumer behavior, shareholder preferences, and any additional regulatory and legislative requirements, such as carbon taxes. Climate risk, which is not expected to have a significant effect on our consolidated results of operations or financial condition in the near-term, is an overarching risk that can impact other categories of risk over the longer-term. For a further discussion about our climate risk, see “Quantitative and Qualitative Disclosures about Risk—Climate Risk” in the 2022 Form 10-K.

March 2023 Form 10-Q	31

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of March 31, 2023, and the related condensed consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Firm as of December 31, 2022, and the related consolidated income statement, comprehensive income statement, cash flow statement and statement of changes in total equity for the year then ended (not presented herein) included in the Firm’s Annual Report on Form 10-K; and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP
New York, New York
May 2, 2023

32	March 2023 Form 10-Q

Consolidated Income Statement (Unaudited)

	Three Months Ended March 31,
in millions, except per share data	2023	2022
Revenues
Investment banking	$1,330	$1,758
Trading	4,477	3,983
Investments	145	75
Commissions and fees	1,239	1,416
Asset management	4,728	5,119
Other	252	234
Total non-interest revenues	12,171	12,585
Interest income	10,870	2,650
Interest expense	8,524	434
Net interest	2,346	2,216
Net revenues	14,517	14,801
Provision for credit losses	234	57
Non-interest expenses
Compensation and benefits	6,410	6,274
Brokerage, clearing and exchange fees	881	882
Information processing and communications	915	829
Professional services	710	705
Occupancy and equipment	440	427
Marketing and business development	247	175
Other	920	864
Total non-interest expenses	10,523	10,156
Income before provision for income taxes	3,760	4,588
Provision for income taxes	727	873
Net income	$3,033	$3,715
Net income applicable to noncontrolling interests	53	49
Net income applicable to Morgan Stanley	$2,980	$3,666
Preferred stock dividends	144	124
Earnings applicable to Morgan Stanley common shareholders	$2,836	$3,542
Earnings per common share
Basic	$1.72	$2.04
Diluted	$1.70	$2.02
Average common shares outstanding
Basic	1,645	1,733
Diluted	1,663	1,755
Consolidated Comprehensive Income Statement
(Unaudited)

	Three Months Ended March 31,
$ in millions	2023	2022
Net income	$3,033	$3,715
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	20	(105)
Change in net unrealized gains (losses) on available-for-sale securities	512	(2,395)
Pension and other	(1)	5
Change in net debt valuation adjustment	(15)	660
Net change in cash flow hedges	7	—
Total other comprehensive income (loss)	$523	$(1,835)
Comprehensive income	$3,556	$1,880
Net income applicable to noncontrolling interests	53	49
Other comprehensive income (loss) applicable to noncontrolling interests	(19)	(35)
Comprehensive income applicable to Morgan Stanley	$3,522	$1,866

See Notes to Consolidated Financial Statements	33	March 2023 Form 10-Q

Consolidated Balance Sheet

$ in millions, except share data	(Unaudited) At March 31, 2023	At December 31, 2022
Assets
Cash and cash equivalents	$111,258	$128,127
Trading assets at fair value ($127,205 and $124,411 were pledged to various parties)	320,301	301,315
Investment securities:
Available-for-sale at fair value (amortized cost of $88,738 and $89,772)	83,932	84,297
Held-to-maturity (fair value of $64,419 and $65,006)	74,012	75,634
Securities purchased under agreements to resell (includes $8 and $8 at fair value)	121,885	113,907
Securities borrowed	146,216	133,374
Customer and other receivables	74,095	78,540
Loans:
Held for investment (net of allowance for credit losses of $970 and $839)	199,550	198,997
Held for sale	15,146	14,788
Goodwill	16,657	16,652
Intangible assets (net of accumulated amortization of $4,404 and $4,253)	7,470	7,618
Other assets	29,382	26,982
Total assets	$1,199,904	$1,180,231
Liabilities
Deposits (includes $5,042 and $4,796 at fair value)	$347,523	$356,646
Trading liabilities at fair value	170,764	154,438
Securities sold under agreements to repurchase (includes $872 and $864 at fair value)	60,491	62,534
Securities loaned	15,588	15,679
Other secured financings (includes $5,005 and $4,550 at fair value)	8,670	8,158
Customer and other payables	220,700	216,134
Other liabilities and accrued expenses	24,032	27,353
Borrowings (includes $86,422 and $78,720 at fair value)	250,182	238,058
Total liabilities	1,097,950	1,079,000
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,750	8,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,670,318,320 and 1,675,487,409	20	20
Additional paid-in capital	28,856	29,339
Retained earnings	96,392	94,862
Employee stock trusts	5,343	4,881
Accumulated other comprehensive income (loss)	(5,711)	(6,253)
Common stock held in treasury at cost, $0.01 par value (368,575,659 and 363,406,570 shares)	(27,481)	(26,577)
Common stock issued to employee stock trusts	(5,343)	(4,881)
Total Morgan Stanley shareholders’ equity	100,826	100,141
Noncontrolling interests	1,128	1,090
Total equity	101,954	101,231
Total liabilities and equity	$1,199,904	$1,180,231

March 2023 Form 10-Q	34	See Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Total Equity (Unaudited)

	Three Months Ended March 31,
$ in millions	2023	2022
Preferred Stock
Beginning and ending balance	$8,750	$7,750
Common Stock
Beginning and ending balance	20	20
Additional Paid-in Capital
Beginning balance	29,339	28,841
Share-based award activity	(483)	(834)
Ending balance	28,856	28,007
Retained Earnings
Beginning balance	94,862	89,432
Net income applicable to Morgan Stanley	2,980	3,666
Preferred stock dividends[1]	(144)	(124)
Common stock dividends[1]	(1,305)	(1,252)
Other net increases (decreases)	(1)	—
Ending balance	96,392	91,722
Employee Stock Trusts
Beginning balance	4,881	3,955
Share-based award activity	462	1,020
Ending balance	5,343	4,975
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(6,253)	(3,102)
Net change in Accumulated other comprehensive income (loss)	542	(1,800)
Ending balance	(5,711)	(4,902)
Common Stock Held in Treasury at Cost
Beginning balance	(26,577)	(17,500)
Share-based award activity	1,304	1,485
Repurchases of common stock and employee tax withholdings	(2,208)	(3,681)
Ending balance	(27,481)	(19,696)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(4,881)	(3,955)
Share-based award activity	(462)	(1,020)
Ending balance	(5,343)	(4,975)
Noncontrolling Interests
Beginning balance	1,090	1,157
Net income applicable to noncontrolling interests	53	49
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(19)	(35)
Other net increases (decreases)	4	3
Ending balance	1,128	1,174
Total Equity	$101,954	$104,075
1.See Note 16 for information regarding dividends per share for each class of stock.

See Notes to Consolidated Financial Statements	35	March 2023 Form 10-Q

Consolidated Cash Flow Statement (Unaudited)

	Three Months Ended March 31,
$ in millions	2023	2022
Cash flows from operating activities
Net income	$3,033	$3,715
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	558	431
Depreciation and amortization	940	942
Provision for credit losses	234	57
Other operating adjustments	66	51
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	2,582	5,069
Securities borrowed	(12,842)	(21,282)
Securities loaned	(91)	1,923
Customer and other receivables and other assets	4,899	1,227
Customer and other payables and other liabilities	777	17,994
Securities purchased under agreements to resell	(7,978)	(7,768)
Securities sold under agreements to repurchase	(2,043)	(2,120)
Net cash provided by (used for) operating activities	(9,865)	239
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software	(719)	(652)
Changes in loans, net	(822)	(7,479)
AFS securities[1]:
Purchases	(3,475)	(14,125)
Proceeds from sales	1,466	18,469
Proceeds from paydowns and maturities	3,460	4,301
HTM securities[1]:
Purchases	—	(3,334)
Proceeds from paydowns and maturities	1,617	3,102
Other investing activities	(2,568)	(124)
Net cash provided by (used for) investing activities	(1,041)	158
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	356	(636)
Deposits	(9,084)	5,834
Proceeds from issuance of Borrowings	21,219	20,284
Payments for:
Borrowings	(15,201)	(11,094)
Repurchases of common stock and employee tax withholdings	(2,205)	(3,681)
Cash dividends	(1,406)	(1,314)
Other financing activities	33	(102)
Net cash provided by (used for) financing activities	(6,288)	9,291
Effect of exchange rate changes on cash and cash equivalents	325	(1,327)
Net increase (decrease) in cash and cash equivalents	(16,869)	8,361
Cash and cash equivalents, at beginning of period	128,127	127,725
Cash and cash equivalents, at end of period	$111,258	$136,086
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$8,912	$623
Income taxes, net of refunds	307	383
1.The prior period amounts have been revised to present Purchases, Proceeds from sales and Proceeds from paydowns and maturities separately between AFS securities and HTM securities.

March 2023 Form 10-Q	36	See Notes to Consolidated Financial Statements

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
The accompanying financial statements should be read in conjunction with the Firm’s financial statements and notes thereto included in the 2022 Form 10-K. Certain footnote disclosures included in the 2022 Form 10-K have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP. The financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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
For a discussion of the Firm’s significant regulated U.S. and international subsidiaries and its involvement with VIEs, see Note 1 to the financial statements in the 2022 Form 10-K.
2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting

37	March 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
updates adopted in the prior year, see Note 2 to the financial statements in the 2022 Form 10-K.
During the three months ended March 31, 2023 there were no significant updates to the Firm’s significant accounting policies, other than for the accounting update adopted.
Accounting Update Adopted in 2023
Financial Instruments - Credit Losses

The Firm adopted the Financial Instruments-Credit Losses accounting update on January 1, 2023, with no impact on the Firm’s financial condition or results of operations upon adoption.

This accounting update eliminates the accounting guidance for troubled debt restructurings (“TDRs”) and requires new disclosures regarding certain modifications of financing receivables (i.e., principal forgiveness, interest rate reductions, other-than-insignificant payment delays and term extensions) to borrowers experiencing financial difficulty. The update also requires disclosure of current period gross charge-offs by year of origination for financing receivables measured at amortized cost. Refer to Note 9, Loans, Lending Commitments and Related Allowance for Credit Losses, for the new disclosures.
3. Cash and Cash Equivalents

$ in millions	At March 31, 2023	At December 31, 2022
Cash and due from banks	$5,336	$5,409
Interest bearing deposits with banks	105,922	122,718
Total Cash and cash equivalents	$111,258	$128,127
Restricted cash	$33,229	$35,380
For additional information on cash and cash equivalents, including restricted cash, see Note 2 to the financial statements in the 2022 Form 10-K.
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$53,525	$40,345	$1	$—	$93,871
Other sovereign government obligations	29,842	5,785	196	—	35,823
State and municipal securities	—	1,685	3	—	1,688
MABS	—	1,540	454	—	1,994
Loans and lending commitments[2]	—	5,974	2,057	—	8,031
Corporate and other debt	—	27,804	2,243	—	30,047
Corporate equities[3]	97,102	944	144	—	98,190
Derivative and other contracts:
Interest rate	5,112	153,365	647	—	159,124
Credit	—	9,437	356	—	9,793
Foreign exchange	64	83,371	180	—	83,615
Equity	1,900	46,948	307	—	49,155
Commodity and other	4,184	14,300	3,546	—	22,030
Netting[1]	(10,169)	(233,264)	(1,103)	(38,758)	(283,294)
Total derivative and other contracts	1,091	74,157	3,933	(38,758)	40,423
Investments[4]	795	711	955	—	2,461
Physical commodities	—	2,349	—	—	2,349
Total trading assets[4]	182,355	161,294	9,986	(38,758)	314,877
Investment securities—AFS	53,047	30,885	—	—	83,932
Securities purchased under agreements to resell	—	8	—	—	8
Total assets at fair value	$235,402	$192,187	$9,986	$(38,758)	$398,817

	At March 31, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$5,013	$29	$—	$5,042
Trading liabilities:
U.S. Treasury and agency securities	23,790	32	—	—	23,822
Other sovereign government obligations	35,965	2,531	73	—	38,569
Corporate and other debt	—	11,007	46	—	11,053
Corporate equities[3]	67,878	371	41	—	68,290
Derivative and other contracts:
Interest rate	5,094	145,101	864	—	151,059
Credit	—	9,703	308	—	10,011
Foreign exchange	55	81,981	114	—	82,150
Equity	2,194	52,453	1,084	—	55,731
Commodity and other	4,616	12,695	1,947	—	19,258
Netting[1]	(10,169)	(233,264)	(1,103)	(44,644)	(289,180)
Total derivative and other contracts	1,790	68,669	3,214	(44,644)	29,029
Total trading liabilities	129,423	82,610	3,374	(44,644)	170,763
Securities sold under agreements to repurchase	—	358	514	—	872
Other secured financings	—	4,890	115	—	5,005
Borrowings	—	84,773	1,649	—	86,422
Total liabilities at fair value	$129,423	$177,644	$5,681	$(44,644)	$268,104

March 2023 Form 10-Q	38

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$38,462	$42,263	$17	$—	$80,742
Other sovereign government obligations	24,644	4,769	169	—	29,582
State and municipal securities	—	1,503	145	—	1,648
MABS	—	1,774	416	—	2,190
Loans and lending commitments[2]	—	6,380	2,017	—	8,397
Corporate and other debt	—	23,351	2,096	—	25,447
Corporate equities[3]	97,869	1,019	116	—	99,004
Derivative and other contracts:
Interest rate	4,481	166,392	517	—	171,390
Credit	—	7,876	425	—	8,301
Foreign exchange	49	115,766	183	—	115,998
Equity	2,778	40,171	406	—	43,355
Commodity and other	5,609	21,152	3,701	—	30,462
Netting[1]	(9,618)	(258,821)	(1,078)	(55,777)	(325,294)
Total derivative and other contracts	3,299	92,536	4,154	(55,777)	44,212
Investments[4]	652	685	923	—	2,260
Physical commodities	—	2,379	—	—	2,379
Total trading assets[4]	164,926	176,659	10,053	(55,777)	295,861
Investment securities—AFS	53,866	30,396	35	—	84,297
Securities purchased under agreements to resell	—	8	—	—	8
Total assets at fair value	$218,792	$207,063	$10,088	$(55,777)	$380,166

	At December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$4,776	$20	$—	$4,796
Trading liabilities:
U.S. Treasury and agency securities	20,776	228	—	—	21,004
Other sovereign government obligations	23,235	2,688	3	—	25,926
Corporate and other debt	—	8,786	29	—	8,815
Corporate equities[3]	59,998	518	42	—	60,558
Derivative and other contracts:
Interest rate	3,446	161,044	668	—	165,158
Credit	—	7,987	315	—	8,302
Foreign exchange	89	113,383	117	—	113,589
Equity	3,266	46,923	1,142	—	51,331
Commodity and other	6,187	17,574	2,618	—	26,379
Netting[1]	(9,618)	(258,821)	(1,078)	(57,107)	(326,624)
Total derivative and other contracts	3,370	88,090	3,782	(57,107)	38,135
Total trading liabilities	107,379	100,310	3,856	(57,107)	154,438
Securities sold under agreements to repurchase	—	352	512	—	864
Other secured financings	—	4,459	91	—	4,550
Borrowings	—	77,133	1,587	—	78,720
Total liabilities at fair value	$107,379	$187,030	$6,066	$(57,107)	$243,368
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
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At March 31, 2023	At December 31, 2022
Secured lending facilities	$6	$6
Commercial Real Estate	581	528
Residential Real Estate	1,954	2,020
Securities-based lending and Other loans	5,490	5,843
Total	$8,031	$8,397
Unsettled Fair Value of Futures Contracts1

$ in millions	At March 31, 2023	At December 31, 2022
Customer and other receivables (payables), net	$788	$1,219
1.These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.
For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 5 to the financial statements in the 2022 Form 10-K. During the current quarter, there were no significant revisions made to the Firm’s valuation techniques.

39	March 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended March 31,
$ in millions	2023	2022
U.S. Treasury and agency securities
Beginning balance	$17	$2
Purchases	—	1
Sales	(9)	—
Net transfers	(7)	5
Ending balance	$1	$8
Unrealized gains (losses)	$—	$—
Other sovereign government obligations
Beginning balance	$169	$211
Realized and unrealized gains (losses)	4	—
Purchases	78	6
Sales	(54)	(40)
Net transfers	(1)	11
Ending balance	$196	$188
Unrealized gains (losses)	$4	$—
State and municipal securities
Beginning balance	$145	$13
Sales	(40)	—
Net transfers	(102)	(13)
Ending balance	$3	$—
Unrealized gains (losses)	$—	$—
MABS
Beginning balance	$416	$344
Realized and unrealized gains (losses)	2	(1)
Purchases	57	56
Sales	(45)	(96)
Net transfers	24	48
Ending balance	$454	$351
Unrealized gains (losses)	$1	$(3)
Loans and lending commitments
Beginning balance	$2,017	$3,806
Realized and unrealized gains (losses)	(26)	26
Purchases and originations	535	369
Sales	(193)	(210)
Settlements	(235)	(409)
Net transfers	(41)	(441)
Ending balance	$2,057	$3,141
Unrealized gains (losses)	$(25)	$22
Corporate and other debt
Beginning balance	$2,096	$1,973
Realized and unrealized gains (losses)	34	12
Purchases and originations	508	71
Sales	(446)	(160)
Net transfers	51	(143)
Ending balance	$2,243	$1,753
Unrealized gains (losses)	$64	$7
Corporate equities
Beginning balance	$116	$115
Realized and unrealized gains (losses)	(8)	—
Purchases	19	24
Sales	(25)	(82)
Net transfers	42	182
Ending balance	$144	$239
Unrealized gains (losses)	$(2)	$—

	Three Months Ended March 31,
$ in millions	2023	2022
Investments
Beginning balance	$923	$1,125
Realized and unrealized gains (losses)	14	(24)
Purchases	47	20
Sales	(24)	(4)
Net transfers	(5)	3
Ending balance	$955	$1,120
Unrealized gains (losses)	$10	$(26)
Investment securities—AFS
Beginning balance	$35	$—
Realized and unrealized gains (losses)	1	—
Net transfers	(36)	—
Ending balance	$—	$—
Unrealized gains (losses)	$1	$—
Net derivatives: Interest rate
Beginning balance	$(151)	$708
Realized and unrealized gains (losses)	(149)	39
Purchases	10	3
Issuances	(8)	(2)
Settlements	189	(21)
Net transfers	(108)	(93)
Ending balance	$(217)	$634
Unrealized gains (losses)	$29	$147
Net derivatives: Credit
Beginning balance	$110	$98
Realized and unrealized gains (losses)	(27)	43
Purchases	—	8
Issuances	—	(8)
Settlements	(31)	(68)
Net transfers	(4)	20
Ending balance	$48	$93
Unrealized gains (losses)	$(28)	$28
Net derivatives: Foreign exchange
Beginning balance	$66	$52
Realized and unrealized gains (losses)	(11)	(145)
Purchases	—	5
Issuances	(3)	—
Settlements	40	81
Net transfers	(26)	(26)
Ending balance	$66	$(33)
Unrealized gains (losses)	$(10)	$(138)
Net derivatives: Equity
Beginning balance	$(736)	$(945)
Realized and unrealized gains (losses)	16	98
Purchases	39	28
Issuances	(161)	(68)
Settlements	(30)	117
Net transfers	95	116
Ending balance	$(777)	$(654)
Unrealized gains (losses)	$(30)	$88

March 2023 Form 10-Q	40

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2023	2022
Net derivatives: Commodity and other
Beginning balance	$1,083	$1,529
Realized and unrealized gains (losses)	446	4
Purchases	16	9
Issuances	(3)	(11)
Settlements	(103)	(47)
Net transfers	160	(50)
Ending balance	$1,599	$1,434
Unrealized gains (losses)	$211	$(216)
Deposits
Beginning balance	$20	$67
Issuances	6	—
Settlements	—	(5)
Net transfers	3	(36)
Ending balance	$29	$26
Unrealized losses (gains)	$—	$—
Nonderivative trading liabilities
Beginning balance	$74	$61
Realized and unrealized losses (gains)	(7)	(3)
Purchases	(44)	(33)
Sales	113	11
Net transfers	24	12
Ending balance	$160	$48
Unrealized losses (gains)	$(5)	$(3)
Securities sold under agreements to repurchase
Beginning balance	$512	$651
Realized and unrealized losses (gains)	11	2
Settlements	(9)	(10)
Net transfers	—	(127)
Ending balance	$514	$516
Unrealized losses (gains)	$11	$2
Other secured financings
Beginning balance	$91	$403
Realized and unrealized losses (gains)	2	(3)
Issuances	41	28
Settlements	(19)	(305)
Net transfers	—	(3)
Ending balance	$115	$120
Unrealized losses (gains)	$2	$(3)
Borrowings
Beginning balance	$1,587	$2,157
Realized and unrealized losses (gains)	48	(143)
Issuances	239	161
Settlements	(82)	(42)
Net transfers	(143)	266
Ending balance	$1,649	$2,399
Unrealized losses (gains)	$45	$(143)
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	9	(29)
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
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2023	At December 31, 2022
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$196	$169
Comparable pricing:
Bond price	61 to 119 points (92 points)	57 to 124 points (89 points)
State and municipal securities	$3	$145
Comparable pricing:
Bond price	N/M	86 to 100 points (97 points)
MABS	$454	$416
Comparable pricing:
Bond price	0 to 95 points (60 points)	0 to 95 points (68 points)
Loans and lending commitments	$2,057	$2,017
Margin loan model:
Margin loan rate	2% to 4% (3%)	2% to 4% (3%)
Comparable pricing:
Loan price	88 to 104 points (99 points)	87 to 105 points (99 points)
Corporate and other debt	$2,243	$2,096
Comparable pricing:
Bond price	51 to 129 points (88 points)	51 to 132 points (90 points)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Corporate equities	$144	$116
Comparable pricing:
Equity price	100%	100%
Investments	$955	$923
Discounted cash flow:
WACC	15% to 17% (16%)	15% to 17% (16%)
Exit multiple	7 to 17 times (14 times)	7 to 17 times (14 times)
Market approach:
EBITDA multiple	6 to 21 times (11 times)	7 to 21 times (11 times)
Comparable pricing:
Equity price	24% to 100% (89%)	24% to 100% (89%)

41	March 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2023	At December 31, 2022
Net derivative and other contracts:
Interest rate	$(217)	$(151)
Option model:
IR volatility skew	36% to 138% (90% / 84%)	105% to 130% (113% / 109%)
IR curve correlation	53% to 99% (83% / 86%)	47% to 100% (80% / 84%)
Bond volatility	1% to 2% (1% / 1%)	N/M
Inflation volatility	22% to 70% (43% / 39%)	22% to 65% (43% / 38%)
IR curve	4% to 11% (6% / 5%)	4% to 5% (5% / 5%)
Credit	$48	$110
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 92 bps (49 points)	0 to 83 points (43 points)
Credit spread	10 to 449 bps (111 bps)	10 to 528 bps (115 bps)
Funding spread	18 to 590 bps (81 bps)	18 to 590 bps (93 bps)
Foreign exchange[2]	$66	$66
Option model:
IR curve	-8% to 18% (5% / 4%)	-2% to 38% (8% / 4%)
Foreign exchange volatility skew	-18% to 30% (2% / 0%)	10% to 10% (10% / 10%)
Contingency probability	95% to 95% (95% / 95%)	95% to 95% (95% / 95%)
Equity[2]	$(777)	$(736)
Option model:
Equity volatility	6% to 95% (22%)	5% to 96% (25%)
Equity volatility skew	-5% to 0% (-1%)	-4% to 0% (-1%)
Equity correlation	17% to 95% (83%)	10% to 93% (71%)
FX correlation	-79% to 65% (-25%)	-79% to 65% (-26%)
IR correlation	10% to 30% (13%)	10% to 30% (-14%)
Commodity and other	$1,599	$1,083
Option model:
Forward power price	$0 to $282 ($45) per MWh	$1 to $292 ($43) per MWh
Commodity volatility	8% to 113% (35%)	12% to 169% (34%)
Cross-commodity correlation	54% to 100% (93%)	70% to 100% (94%)
Liabilities Measured at Fair Value on a Recurring Basis
Securities sold under agreements to repurchase	$514	$512
Discounted cash flow:
Funding spread	80 to 157 bps (118 bps)	96 to 165 bps (131 bps)
Other secured financings	$115	$91
Comparable pricing:
Loan price	23 to 101 points (82 points)	23 to 101 points (75 points)

Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2023	At December 31, 2022
Borrowings	$1,649	$1,587
Option model:
Equity volatility	6% to 66% (22%)	7% to 86% (23%)
Equity volatility skew	-1% to 0% (0%)	-2% to 0% (0%)
Equity correlation	41% to 95% (80%)	39% to 98% (86%)
Equity - FX correlation	-55% to 6% (-26%)	-50% to 0% (-21%)
IR curve correlation	49% to 98% (85% / 90%)	N/M
IR volatility skew	N/M	47% to 136% (74% / 59%)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$5,812	$6,610
Corporate loan model:
Credit spread	105 to 1286 bps (830 bps)	91 to 1276 bps (776 bps)
Comparable pricing:
Loan price	17 to 97 points (66 points)	36 to 80 points (65 points)
Warehouse model:
Credit spread	108 to 311 bps (246 bps)	110 to 319 bps (245 bps)
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
For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 5 to the financial statements in the 2022 Form 10-K. During the current quarter, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.

March 2023 Form 10-Q	42

Notes to Consolidated Financial Statements (Unaudited)
Net Asset Value Measurements
Fund Interests

	At March 31, 2023		At December 31, 2022
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,664	$637	$2,622	$638
Real estate	2,566	256	2,642	239
Hedge[1]	194	3	190	3
Total	$5,424	$896	$5,454	$880
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
For a description of the Firm’s investments in private equity funds, real estate funds and hedge funds, which are measured based on NAV, see Note 5 to the financial statements in the 2022 Form 10-K.
See Note 13 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received. See Note 19 for information regarding unrealized carried interest at risk of reversal.
Nonredeemable Funds by Contractual Maturity

	Carrying Value at March 31, 2023
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,085	$975
5-10 years	1,515	1,554
Over 10 years	64	37
Total	$2,664	$2,566
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At March 31, 2023
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$5,083	$5,812	$10,895
Other assets—Other investments	—	—	—
Other assets—ROU assets	—	—	—
Total	$5,083	$5,812	$10,895
Liabilities
Other liabilities and accrued expenses—Lending commitments	$195	$97	$292
Total	$195	$97	$292

	At December 31, 2022
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,193	$6,610	$10,803
Other assets—Other investments	—	7	7
Other assets—ROU assets	4	—	4
Total	$4,197	$6,617	$10,814
Liabilities
Other liabilities and accrued expenses—Lending commitments	$275	$153	$428
Total	$275	$153	$428
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended March 31,
$ in millions	2023	2022
Assets
Loans[2]	$19	$(43)
Other assets—Other investments[3]	—	(2)
Other assets—Premises, equipment and software[4]	(3)	(1)
Other assets—ROU assets[5]	—	(2)
Total	$16	$(48)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$34	$(49)
Total	$34	$(49)
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
5.Losses related to Other Assets—ROU assets include impairments related to the discontinued leased properties.

43	March 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Financial Instruments Not Measured at Fair Value

	At March 31, 2023
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$111,258	$111,258	$—	$—	$111,258
Investment securities—HTM	74,012	26,253	37,090	1,076	64,419
Securities purchased under agreements to resell	121,877	—	119,067	2,826	121,893
Securities borrowed	146,216	—	146,216	—	146,216
Customer and other receivables	69,249	—	65,219	3,750	68,969
Loans[1]	214,696	—	24,842	183,035	207,877
Other assets	3,139	—	3,139	—	3,139
Financial liabilities
Deposits	$342,481	$—	$342,312	$—	$342,312
Securities sold under agreements to repurchase	59,619	—	59,599	—	59,599
Securities loaned	15,588	—	15,583	—	15,583
Other secured financings	3,665	—	3,665	—	3,665
Customer and other payables	220,556	—	220,556	—	220,556
Borrowings	163,760	—	163,329	4	163,333
	Commitment Amount
Lending commitments[2]	$139,447	$—	$1,814	$914	$2,728

	At December 31, 2022
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$128,127	$128,127	$—	$—	$128,127
Investment securities—HTM	75,634	26,754	37,218	1,034	65,006
Securities purchased under agreements to resell	113,899	—	111,188	2,681	113,869
Securities borrowed	133,374	—	133,370	—	133,370
Customer and other receivables	73,248	—	69,268	3,664	72,932
Loans[1]	213,785	—	24,153	181,561	205,714
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$351,850	$—	$351,721	$—	$351,721
Securities sold under agreements to repurchase	61,670	—	61,620	—	61,620
Securities loaned	15,679	—	15,673	—	15,673
Other secured financings	3,608	—	3,608	—	3,608
Customer and other payables	216,018	—	216,018	—	216,018
Borrowings	159,338	—	157,780	4	157,784
	Commitment Amount
Lending commitments[2]	$136,241	$—	$1,789	$1,077	$2,866
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At March 31, 2023	At December 31, 2022
Business Unit Responsible for Risk Management
Equity	$43,705	$38,945
Interest rates	27,791	26,077
Commodities	11,187	10,717
Credit	1,954	1,564
Foreign exchange	1,785	1,417
Total	$86,422	$78,720
Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended March 31,
$ in millions	2023	2022
Trading revenues	$(4,378)	$4,655
Interest expense	108	72
Net revenues[1]	$(4,486)	$4,583
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended March 31,
	2023		2022
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(43)	$—	$24	$—
Lending commitments	11	—	—	—
Deposits	—	93	—	(7)
Borrowings	(6)	(117)	—	878

$ in millions	At March 31, 2023	At December 31, 2022
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(481)	$(457)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.

March 2023 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)
Difference Between Contractual Principal and Fair Value1

$ in millions	At March 31, 2023	At December 31, 2022
Loans and other receivables[2]	$11,794	$11,916
Nonaccrual loans[2]	9,071	9,128
Borrowings[3]	4,282	5,203
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
Fair Value Loans on Nonaccrual Status

$ in millions	At March 31, 2023	At December 31, 2022
Nonaccrual loans	$504	$585
Nonaccrual loans 90 or more days past due	55	116
6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at March 31, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$14	$4	$—	$18
Foreign exchange	44	28	—	72
Total	58	32	—	90
Not designated as accounting hedges
Economic hedges of loans
Credit	1	58	—	59
Other derivatives
Interest rate	130,291	27,241	1,574	159,106
Credit	6,952	2,782	—	9,734
Foreign exchange	81,249	2,222	72	83,543
Equity	18,623	—	30,532	49,155
Commodity and other	17,338	—	4,692	22,030
Total	254,454	32,303	36,870	323,627
Total gross derivatives	$254,512	$32,335	$36,870	$323,717
Amounts offset
Counterparty netting	(181,978)	(29,554)	(33,832)	(245,364)
Cash collateral netting	(35,948)	(1,982)	—	(37,930)
Total in Trading assets	$36,586	$799	$3,038	$40,423
Amounts not offset[1]
Financial instruments collateral	(18,059)	—	—	(18,059)
Net amounts	$18,527	$799	$3,038	$22,364
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,076

	Liabilities at March 31, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$363	$—	$—	$363
Foreign exchange	126	65	—	191
Total	489	65	—	554
Not designated as accounting hedges
Economic hedges of loans
Credit	10	489	—	499
Other derivatives
Interest rate	124,206	25,480	1,010	150,696
Credit	6,659	2,853	—	9,512
Foreign exchange	79,661	2,229	69	81,959
Equity	26,072	—	29,659	55,731
Commodity and other	14,096	—	5,162	19,258
Total	250,704	31,051	35,900	317,655
Total gross derivatives	$251,193	$31,116	$35,900	$318,209
Amounts offset
Counterparty netting	(181,978)	(29,554)	(33,832)	(245,364)
Cash collateral netting	(42,260)	(1,556)	—	(43,816)
Total in Trading liabilities	$26,955	$6	$2,068	$29,029
Amounts not offset[1]
Financial instruments collateral	(2,008)	—	(202)	(2,210)
Net amounts	$24,947	$6	$1,866	$26,819
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				5,497

	Assets at December 31, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$62	$1	$—	$63
Foreign exchange	15	44	—	59
Total	77	45	—	122
Not designated as accounting hedges
Economic hedges of loans
Credit	2	59	—	61
Other derivatives
Interest rate	141,291	29,007	1,029	171,327
Credit	5,888	2,352	—	8,240
Foreign exchange	113,540	2,337	62	115,939
Equity	16,505	—	26,850	43,355
Commodity and other	24,298	—	6,164	30,462
Total	301,524	33,755	34,105	369,384
Total gross derivatives	$301,601	$33,800	$34,105	$369,506
Amounts offset
Counterparty netting	(214,773)	(32,250)	(32,212)	(279,235)
Cash collateral netting	(44,711)	(1,348)	—	(46,059)
Total in Trading assets	$42,117	$202	$1,893	$44,212
Amounts not offset[1]
Financial instruments collateral	(19,406)	—	—	(19,406)
Net amounts	$22,711	$202	$1,893	$24,806
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,318

45	March 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at December 31, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$457	$4	$—	$461
Foreign exchange	550	101	—	651
Total	1,007	105	—	1,112
Not designated as accounting hedges
Economic hedges of loans
Credit	9	368	—	377
Other derivatives
Interest rate	135,661	28,581	455	164,697
Credit	5,535	2,390	—	7,925
Foreign exchange	110,322	2,512	104	112,938
Equity	23,138	—	28,193	51,331
Commodity and other	19,631	—	6,748	26,379
Total	294,296	33,851	35,500	363,647
Total gross derivatives	$295,303	$33,956	$35,500	$364,759
Amounts offset
Counterparty netting	(214,773)	(32,250)	(32,212)	(279,235)
Cash collateral netting	(45,884)	(1,505)	—	(47,389)
Total in Trading liabilities	$34,646	$201	$3,288	$38,135
Amounts not offset[1]
Financial instruments collateral	(2,545)	—	(1,139)	(3,684)
Net amounts	$32,101	$201	$2,149	$34,451
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,430
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
Notionals of Derivative Contracts

	Assets at March 31, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$66	$—	$66
Foreign exchange	4	1	—	5
Total	4	67	—	71
Not designated as accounting hedges
Economic hedges of loans
Credit	—	2	—	2
Other derivatives
Interest rate	3,679	9,530	696	13,905
Credit	214	136	—	350
Foreign exchange	3,803	190	16	4,009
Equity	521	—	390	911
Commodity and other	141	—	66	207
Total	8,358	9,858	1,168	19,384
Total gross derivatives	$8,362	$9,925	$1,168	$19,455

	Liabilities at March 31, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$183	$—	$185
Foreign exchange	10	3	—	13
Total	12	186	—	198
Not designated as accounting hedges
Economic hedges of loans
Credit	—	18	—	18
Other derivatives
Interest rate	3,975	8,944	432	13,351
Credit	205	136	—	341
Foreign exchange	3,910	147	34	4,091
Equity	542	—	582	1,124
Commodity and other	97	—	87	184
Total	8,729	9,245	1,135	19,109
Total gross derivatives	$8,741	$9,431	$1,135	$19,307

	Assets at December 31, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$2	$62	$—	$64
Foreign exchange	2	2	—	4
Total	4	64	—	68
Not designated as accounting hedges
Economic hedges of loans
Credit	—	3	—	3
Other derivatives
Interest rate	3,404	7,609	614	11,627
Credit	190	130	—	320
Foreign exchange	3,477	126	15	3,618
Equity	488	—	358	846
Commodity and other	141	—	59	200
Total	7,700	7,868	1,046	16,614
Total gross derivatives	$7,704	$7,932	$1,046	$16,682

	Liabilities at December 31, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$3	$187	$—	$190
Foreign exchange	12	2	—	14
Total	15	189	—	204
Not designated as accounting hedges
Economic hedges of loans
Credit	—	15	—	15
Other derivatives
Interest rate	3,436	7,761	497	11,694
Credit	199	125	—	324
Foreign exchange	3,516	123	35	3,674
Equity	488	—	552	1,040
Commodity and other	101	—	79	180
Total	7,740	8,024	1,163	16,927
Total gross derivatives	$7,755	$8,213	$1,163	$17,131
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the

March 2023 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)
benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 7 to the financial statements in the 2022 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended
	March 31,
$ in millions	2023	2022
Fair value hedges—Recognized in Interest income
Interest rate contracts	$(372)	$795
Investment Securities—AFS	381	(751)
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$2,284	$(6,233)
Deposits	(54)	88
Borrowings	(2,240)	6,155
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$(89)	$139
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	43	(41)
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$7	$—
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	(1)	—
Net change in cash flow hedges included within AOCI	8	—
1.For the current quarter ended March 31, 2023, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of March 31, 2023 is approximately $(7) million. The maximum length of time over which forecasted cash flows are hedged is 2 years.
Fair Value Hedges—Hedged Items

$ in millions	At March 31, 2023	At December 31, 2022
Investment Securities—AFS
Amortized cost basis currently or previously hedged	$34,559	$34,073
Basis adjustments included in amortized cost[1]	$(1,152)	$(1,628)
Deposits
Carrying amount currently or previously hedged	$6,162	$3,735
Basis adjustments included in carrying amount[1]	$(65)	$(119)
Borrowings
Carrying amount currently or previously hedged	$147,736	$146,025
Basis adjustments included in carrying amount—Outstanding hedges	$(10,510)	$(12,748)
Basis adjustments included in carrying amount—Terminated hedges	$(692)	$(715)
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

	Three Months Ended
	March 31,
$ in millions	2023	2022
Recognized in Other revenues
Credit contracts[1]	$(161)	$51
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At March 31, 2023	At December 31, 2022
Net derivative liabilities with credit risk-related contingent features	$18,180	$20,287
Collateral posted	13,064	12,268
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At March 31, 2023
One-notch downgrade	$497
Two-notch downgrade	359
Bilateral downgrade agreements included in the amounts above[1]	$748
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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at March 31, 2023
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$12	$30	$33	$15	$90
Non-investment grade	5	13	17	6	41
Total	$17	$43	$50	$21	$131
Index and basket CDS
Investment grade	$3	$9	$14	$1	$27
Non-investment grade	8	21	104	49	182
Total	$11	$30	$118	$50	$209
Total CDS sold	$28	$73	$168	$71	$340
Other credit contracts	—	—	—	—	—
Total credit protection sold	$28	$73	$168	$71	$340
CDS protection sold with identical protection purchased					$282

47	March 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Years to Maturity at December 31, 2022
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$12	$29	$29	$9	$79
Non-investment grade	5	13	16	2	36
Total	$17	$42	$45	$11	$115
Index and basket CDS
Investment grade	$3	$13	$37	$3	$56
Non-investment grade	8	17	108	19	152
Total	$11	$30	$145	$22	$208
Total CDS sold	$28	$72	$190	$33	$323
Other credit contracts	—	—	—	—	—
Total credit protection sold	$28	$72	$190	$33	$323
CDS protection sold with identical protection purchased					$262
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At March 31, 2023	At December 31, 2022
Single-name CDS
Investment grade	$1,168	$762
Non-investment grade	(722)	(808)
Total	$446	$(46)
Index and basket CDS
Investment grade	$924	$859
Non-investment grade	(2,110)	(1,812)
Total	$(1,186)	$(953)
Total CDS sold	$(740)	$(999)
Other credit contracts	6	(1)
Total credit protection sold	$(734)	$(1,000)
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At March 31, 2023	At December 31, 2022
Single name	$159	$140
Index and basket	181	173
Tranched index and basket	31	26
Total	$371	$339

	Fair Value Asset (Liability)
$ in millions	At March 31, 2023	At December 31, 2022
Single name	$(645)	$(33)
Index and basket	1,595	1,248
Tranched index and basket	(428)	(217)
Total	$522	$998
The Firm enters into credit derivatives, principally CDS, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Firm’s counterparties for these derivatives are banks, broker-dealers, and insurance and other financial institutions.
The fair value amounts as shown in the previous tables are prior to cash collateral or counterparty netting. For further information on credit derivatives and other credit contracts, see Note 7 to the financial statements in the 2022 Form 10-K.
7. Investment Securities
AFS and HTM Securities

	At March 31, 2023
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$54,861	$31	$1,845	$53,047
U.S. agency securities[2]	25,272	2	2,508	22,766
Agency CMBS	6,020	—	465	5,555
State and municipal securities	1,492	32	22	1,502
FFELP student loan ABS[3]	1,093	—	31	1,062
Total AFS securities	88,738	65	4,871	83,932
HTM securities
U.S. Treasury securities	27,709	—	1,456	26,253
U.S. agency securities[2]	43,343	—	7,885	35,458
Agency CMBS	1,770	—	138	1,632
Non-agency CMBS	1,190	2	116	1,076
Total HTM securities	74,012	2	9,595	64,419
Total investment securities	$162,750	$67	$14,466	$148,351

	At December 31, 2022
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$56,103	$17	$2,254	$53,866
U.S. agency securities[2]	23,926	1	2,753	21,174
Agency CMBS	5,998	—	470	5,528
Non-agency CMBS	—	—	—	—
Corporate bonds	—	—	—	—
State and municipal securities	2,598	71	42	2,627
FFELP student loan ABS[3]	1,147	—	45	1,102
Total AFS securities	89,772	89	5,564	84,297
HTM securities
U.S. Treasury securities	28,599	—	1,845	26,754
U.S. agency securities[2]	44,038	—	8,487	35,551
Agency CMBS	1,819	—	152	1,667
Non-agency CMBS	1,178	—	144	1,034
Total HTM securities	75,634	—	10,628	65,006
Total investment securities	$165,406	$89	$16,192	$149,303
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.

March 2023 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)
AFS Securities in an Unrealized Loss Position

	At March 31, 2023		At December 31, 2022
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$22,043	$1,078	$42,144	$1,711
12 months or longer	24,271	767	11,454	543
Total	46,314	1,845	53,598	2,254
U.S. agency securities
Less than 12 months	8,293	485	13,662	1,271
12 months or longer	13,505	2,023	7,060	1,482
Total	21,798	2,508	20,722	2,753
Agency CMBS
Less than 12 months	5,299	436	5,343	448
12 months or longer	256	29	185	22
Total	5,555	465	5,528	470
State and municipal securities
Less than 12 months	231	1	2,106	40
12 months or longer	516	21	65	2
Total	747	22	2,171	42
FFELP student loan ABS
Less than 12 months	475	11	627	23
12 months or longer	573	20	476	22
Total	1,048	31	1,103	45
Total AFS securities in an unrealized loss position
Less than 12 months	36,341	2,011	63,882	3,493
12 months or longer	39,121	2,860	19,240	2,071
Total	$75,462	$4,871	$83,122	$5,564
For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2 in the 2022 Form 10-K and the Firm expects to recover the amortized cost basis of these securities. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of March 31, 2023 and December 31, 2022, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at March 31, 2023 and December 31, 2022 reflect an ACL of $30 million and $34 million, respectively, predominantly related to Non-agency CMBS. See Note 2 in the 2022 Form 10-K for a description of the ACL methodology used for HTM Securities. As of March 31, 2023 and December 31, 2022, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.

Investment Securities by Contractual Maturity

	At March 31, 2023
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$16,150	$15,862	1.0%
After 1 year through 5 years	38,017	36,492	1.3%
After 5 years through 10 years	694	693	3.6%
Total	54,861	53,047
U.S. agency securities:
Due within 1 year	23	22	(0.2)%
After 1 year through 5 years	422	394	1.5%
After 5 years through 10 years	716	659	1.8%
After 10 years	24,111	21,691	3.1%
Total	25,272	22,766
Agency CMBS:
After 1 year through 5 years	1,773	1,676	1.8%
After 5 years through 10 years	2,992	2,823	2.0%
After 10 years	1,255	1,056	1.3%
Total	6,020	5,555
State and municipal securities:
Due within 1 year	12	12	3.8%
After 1 year through 5 years	48	49	3.9%
After 5 years through 10 years	88	90	3.8%
After 10 Years	1,344	1,351	3.9%
Total	1,492	1,502
FFELP student loan ABS:
After 1 year through 5 years	110	105	5.5%
After 5 years through 10 years	114	109	5.4%
After 10 years	869	848	5.6%
Total	1,093	1,062
Total AFS securities	88,738	83,932	1.9%

49	March 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At March 31, 2023
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	6,634	6,515	1.8%
After 1 year through 5 years	15,649	14,907	1.9%
After 5 years through 10 years	3,866	3,614	2.4%
After 10 years	1,560	1,217	2.3%
Total	27,709	26,253
U.S. agency securities:
After 1 year through 5 years	8	7	1.8%
After 5 years through 10 years	351	326	2.1%
After 10 years	42,984	35,125	1.8%
Total	43,343	35,458
Agency CMBS:
Due within 1 year	329	322	0.8%
After 1 year through 5 years	1,136	1,053	1.4%
After 5 years through 10 years	174	150	1.4%
After 10 years	131	107	1.6%
Total	1,770	1,632
Non-agency CMBS:
Due within 1 year	198	195	4.0%
After 1 year through 5 years	251	233	4.1%
After 5 years through 10 years	706	617	3.8%
After 10 years	35	31	3.6%
Total	1,190	1,076
Total HTM securities	74,012	64,419	1.9%
Total investment securities	162,750	148,351	1.9%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At March 31, 2023, the annualized average yield, including the interest rate swap accrual of related hedges, was 1.0% for AFS securities contractually maturing within 1 year and 2.6% for all AFS securities.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended March 31,
$ in millions	2023	2022
Gross realized gains	$44	$126
Gross realized (losses)	(3)	(82)
Total[1]	$41	$44
1.Realized gains and losses are recognized in Other revenues in the income statement.
8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At March 31, 2023
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$223,056	$(101,171)	$121,885	$(118,330)	$3,555
Securities borrowed	157,967	(11,751)	146,216	(142,775)	3,441
Liabilities
Securities sold under agreements to repurchase	$161,662	$(101,171)	$60,491	$(56,242)	$4,249
Securities loaned	27,339	(11,751)	15,588	(15,135)	453
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$3,252
Securities borrowed					620
Securities sold under agreements to repurchase					3,368
Securities loaned					215

	At December 31, 2022
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$240,355	$(126,448)	$113,907	$(109,902)	$4,005
Securities borrowed	145,340	(11,966)	133,374	(128,073)	5,301
Liabilities
Securities sold under agreements to repurchase	$188,982	$(126,448)	$62,534	$(57,395)	$5,139
Securities loaned	27,645	(11,966)	15,679	(15,199)	480
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,696
Securities borrowed					624
Securities sold under agreements to repurchase					3,861
Securities loaned					250
1.Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
For further discussion of the Firm’s collateralized transactions, see Note 2 and Note 9 to the financial statements in the 2022 Form 10-K. For information related to offsetting of derivatives, see Note 6.
Gross Secured Financing Balances by Remaining Contractual Maturity

	At March 31, 2023
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$63,922	$41,521	$17,262	$38,957	$161,662
Securities loaned	14,786	1	987	11,565	27,339
Total included in the offsetting disclosure	$78,708	$41,522	$18,249	$50,522	$189,001
Trading liabilities— Obligation to return securities received as collateral	25,112	—	—	—	25,112
Total	$103,820	$41,522	$18,249	$50,522	$214,113

March 2023 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2022
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$54,551	$77,359	$20,586	$36,486	$188,982
Securities loaned	15,150	882	1,984	9,629	27,645
Total included in the offsetting disclosure	$69,701	$78,241	$22,570	$46,115	$216,627
Trading liabilities— Obligation to return securities received as collateral	22,880	—	—	—	22,880
Total	$92,581	$78,241	$22,570	$46,115	$239,507
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At March 31, 2023	At December 31, 2022
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$46,714	$57,761
Other sovereign government obligations	78,048	98,839
Corporate equities	20,250	19,340
Other	16,650	13,042
Total	$161,662	$188,982
Securities loaned
Other sovereign government obligations	$913	$862
Corporate equities	25,312	26,289
Other	1,114	494
Total	$27,339	$27,645
Total included in the offsetting disclosure	$189,001	$216,627
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$25,025	$22,833
Other	87	47
Total	$25,112	$22,880
Total	$214,113	$239,507
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At March 31, 2023	At December 31, 2022
	$34,669	$34,524
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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At March 31, 2023	At December 31, 2022
Collateral received with right to sell or repledge	$681,133	$637,941
Collateral that was sold or repledged[1]	525,199	486,820
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
Securities Segregated for Regulatory Purposes

$ in millions	At March 31, 2023	At December 31, 2022
Segregated securities[1]	$28,959	$32,254
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Customer Margin and Other Lending

$ in millions	At March 31, 2023	At December 31, 2022
Margin and other lending	$39,354	$38,524
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
For a further discussion of the Firm’s margin lending activities, see Note 9 to the financial statements in the 2022 Form 10-K.
Also included in the amounts in the previous table is non-purpose securities-based lending on non-bank entities in the Wealth Management business segment.
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 12.

51	March 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At March 31, 2023
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$7,435	$11,150	$18,585
Secured lending facilities	37,187	3,006	40,193
Commercial real estate	8,601	948	9,549
Residential real estate	55,400	25	55,425
Securities-based lending and Other loans	91,897	17	91,914
Total loans	200,520	15,146	215,666
ACL	(970)		(970)
Total loans, net	$199,550	$15,146	$214,696
Loans to non-U.S. borrowers, net			$24,395

	At December 31, 2022
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,589	$10,634	$17,223
Secured lending facilities	35,606	3,176	38,782
Commercial real estate	8,515	926	9,441
Residential real estate	54,460	4	54,464
Securities-based lending and Other loans	94,666	48	94,714
Total loans	199,836	14,788	214,624
ACL	(839)		(839)
Total loans, net	$198,997	$14,788	$213,785
Loans to non-U.S. borrowers, net			$23,651
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 10 to the financial statements in the 2022 Form 10-K.
Loans by Interest Rate Type

	At March 31, 2023		At December 31, 2022
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$—	$18,584	$—	$17,223
Secured lending facilities	—	40,193	—	38,782
Commercial real estate	204	9,346	204	9,237
Residential real estate	25,515	29,909	24,903	29,561
Securities-based lending and Other loans	22,253	69,662	24,077	70,637
Total loans, before ACL	$47,972	$167,694	$49,184	$165,440
See Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.
Loans Held for Investment before Allowance by Origination Year

	At March 31, 2023			At December 31, 2022
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$2,907	$4,004	$6,911	$2,554	$3,456	$6,010
2023	—	13	13
2022	—	143	143	6	107	113
2021	—	137	137	—	139	139
2020	—	59	59	—	58	58
2019	—	153	153	—	154	154
Prior	—	19	19	115	—	115
Total	$2,907	$4,528	$7,435	$2,675	$3,914	$6,589

	At March 31, 2023			At December 31, 2022
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$9,338	$21,713	$31,051	$9,445	$21,243	$30,688
2023	956	255	1,211
2022	1,090	1,489	2,579	1,135	1,336	2,471
2021	257	211	468	254	208	462
2020	—	88	88	—	98	98
2019	60	418	478	60	486	546
Prior	212	1,100	1,312	215	1,126	1,341
Total	$11,913	$25,274	$37,187	$11,109	$24,497	$35,606

	At March 31, 2023			At December 31, 2022
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$—	$175	$175	$—	$204	$204
2023	—	297	297
2022	388	2,067	2,455	379	2,201	2,580
2021	310	1,554	1,864	239	1,609	1,848
2020	—	739	739	—	728	728
2019	559	1,218	1,777	659	1,152	1,811
Prior	185	1,109	1,294	211	1,133	1,344
Total	$1,442	$7,159	$8,601	$1,488	$7,027	$8,515

	At March 31, 2023
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$85	$30	$5	$120	$—	$120
2023	1,365	293	72	1,514	216	1,730
2022	11,347	2,503	407	13,123	1,134	14,257
2021	11,486	2,467	254	13,240	967	14,207
2020	7,198	1,489	112	8,349	450	8,799
2019	4,151	929	137	4,899	318	5,217
Prior	8,280	2,448	342	10,200	870	11,070
Total	$43,912	$10,159	$1,329	$51,445	$3,955	$55,400

	At December 31, 2022
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$90	$29	$5	$124	$—	$124
2022	11,481	2,533	411	13,276	1,149	14,425
2021	11,604	2,492	257	13,378	975	14,353
2020	7,292	1,501	115	8,452	456	8,908
2019	4,208	946	137	4,968	323	5,291
2018	1,635	447	52	1,965	169	2,134
Prior	6,853	2,072	300	8,492	733	9,225
Total	$43,163	$10,020	$1,277	$50,655	$3,805	$54,460

March 2023 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

	At March 31, 2023
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$73,763	$5,988	$1,089	$80,840
2023	468	138	148	754
2022	1,514	1,115	729	3,358
2021	701	481	295	1,477
2020	—	579	376	955
2019	16	970	545	1,531
Prior	202	1,706	1,074	2,982
Total	$76,664	$10,977	$4,256	$91,897

	December 31, 2022
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$77,115	$5,760	$1,480	$84,355
2022	1,425	1,572	269	3,266
2021	725	525	223	1,473
2020	—	580	418	998
2019	16	913	644	1,573
2018	202	268	304	774
Prior	—	1,581	646	2,227
Total	$79,483	$11,199	$3,984	$94,666
IG—Investment Grade
NIG—Non-investment Grade
1. Securities-based loans are subject to collateral maintenance provisions, and at March 31, 2023 and December 31, 2022, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2022 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment.
Past Due Loans Held for Investment before Allowance1

$ in millions	At March 31, 2023	At December 31, 2022
Corporate	$46	$112
Secured lending facilities	80	85
Residential real estate	126	158
Securities-based lending and Other loans	19	1
Total	$271	$356
1.The majority of the amounts are past due for a period of greater than 90 days.
Nonaccrual Loans Held for Investment before Allowance

$ in millions	At March 31, 2023	At December 31, 2022
Corporate	$177	$71
Secured lending facilities	89	94
Commercial real estate	353	209
Residential real estate	125	118
Securities-based lending and Other loans	66	10
Total[1]	$810	$502
Nonaccrual loans without an ACL	$140	$117
1.Includes all loans held for investment that are 90 days or more past due as of March 31, 2023 and December 31, 2022.
See Note 2 to the financial statements in the 2022 Form 10-K for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans.
The Firm may modify the terms of certain loans for economic or legal reasons related to a borrower's financial difficulties, and these modifications include interest rate reductions, principal forgiveness, term extensions and other-than-insignificant payment delays or a combination of these aforementioned modifications. Modified loans are typically evaluated individually for allowance for credit losses. As of March 31, 2023, there were no loans held for investment modified in the current quarter with subsequent default or past due.
Modified Loans Held for Investment1

	At March 31, 2023[2]
$ in millions	Amortized Cost	% of Total Loans[3]
	Term Extension
Corporate	$17	0.2%
Commercial real estate	62	0.7%
Residential real estate	1	—%
Total	$80
	Other-than-insignificant Payment Delay
Commercial real estate	$67	0.8%
1.Lending commitments to borrowers for which the Firm has modified terms of the receivable are $607 million as of March 31, 2023.
2.Loans held for investment that were modified during the current quarter.
3.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.
Financial Impact on Modified Loans Held for Investment

At March 31, 2023
Term Extension
Corporate	Added a weighted-average 8 months to the life of modified loans.
Commercial real estate	Added a weighted-average 2 months to the life of modified loans.
Residential real estate	Added 4 months to the life of the modified loan.
Other-than-insignificant Payment Delay
Commercial real estate	Provided a forbearance period of 8 months to the borrower of the modified loan.
Troubled Debt Restructurings

$ in millions	At December 31, 2022
Loans, before ACL	$29
Allowance for credit losses	—
TDRs included modifications of interest rates, collateral requirements, other loan covenants and payment extensions. See Note 2 to the financial statements in the 2022 Form 10-K for further information on TDRs guidance. The accounting guidance for TDRs was eliminated for the Firm, beginning on January 1, 2023. See Note 2 for further information herein.
Gross Charge-offs by Origination Year

	Three Months Ended March 31, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(1)	$—	$—	$—	$—	$(1)
2019	—	—	(29)	—	(1)	(30)
Prior	—	—	(40)	—	—	(40)
Total	$(1)	$—	$(69)	$—	$(1)	$(71)

53	March 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses Rollforward and Allocation—Loans

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2022	$235	$153	$275	$87	$89	$839
Gross charge-offs	(1)	—	(69)	—	(1)	(71)
Provision (release)	31	—	129	26	15	201
Other	—	(1)	—	—	2	1
March 31, 2023	$265	$152	$335	$113	$105	$970
Percent of loans to total loans[1]	4%	18%	4%	28%	46%	100%

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2021	$165	$163	$206	$60	$60	$654
Gross charge-offs	—	(3)	(7)	—	(1)	(11)
Provision (release)	6	12	6	13	2	39
Other	(1)	—	(2)	—	—	(3)
March 31, 2022	$170	$172	$203	$73	$61	$679
Percent of loans to total loans[1]	3%	16%	5%	26%	50%	100%
CRE—Commercial real estate
SBL—Securities-based lending
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2022	$411	$51	$15	$4	$23	$504
Provision (release)	22	—	7	1	3	33
Other	2	—	—	—	—	2
March 31, 2023	$435	$51	$22	$5	$26	$539

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2021	$356	$41	$20	$1	$26	$444
Provision (release)	20	8	(7)	—	(3)	18
Other	(3)	—	—	—	—	(3)
March 31, 2022	$373	$49	$13	$1	$23	$459

The allowance for credit losses for loans and lending commitments increased in the current quarter, reflecting deterioration in both the macroeconomic outlook and our expectations of commercial real estate borrowers. The base scenario used in our ACL models as of March 31, 2023 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models, and assumes an economic contraction in 2023, followed by a recovery in 2024. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product (“GDP”). For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 10 to the financial statements in the 2022 Form 10-K.
Selected Credit Ratios

	At March 31, 2023	At December 31, 2022
ACL for loans to total HFI loans	0.5%	0.4%
Nonaccrual HFI loans to total HFI loans[1]	0.4%	0.3%
ACL for loans to nonaccrual HFI loans	119.8%	167.1%
1.These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.
Employee Loans

$ in millions	At March 31, 2023	At December 31, 2022
Currently employed by the Firm[1]	$4,065	$4,023
No longer employed by the Firm[2]	105	97
Employee loans	$4,170	$4,120
ACL	(138)	(139)
Employee loans, net of ACL	$4,032	$3,981
Remaining repayment term, weighted average in years	5.8	5.8
1.These loans are predominantly current.
2.These loans are predominantly past due for a period of 90 days or more.
Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management financial advisors, are full recourse and generally require periodic repayments, and are due in full upon termination of employment with the Firm. These loans are recorded in Customer and other receivables in the balance sheet. See Note 2 to the financial statements in the 2022 Form 10-K for a description of the CECL allowance methodology, including credit quality indicators, for employee loans.
10. Other Assets—Equity Method Investments
Equity Method Investments

$ in millions	At March 31, 2023	At December 31, 2022
Investments	$1,962	$1,927

	Three Months Ended March 31,
$ in millions	2023	2022
Income (loss)	$25	$6
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
Japanese Securities Joint Venture

	Three Months Ended March 31,
$ in millions	2023	2022
Income (loss) from investment in MUMSS	$29	$4

March 2023 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
For more information on MUMSS and other relationships with MUFG, see Note 12 to the financial statements in the 2022 Form 10-K.
11. Deposits
Deposits

$ in millions	At March 31, 2023	At December 31, 2022
Savings and demand deposits	$298,330	$319,948
Time deposits	49,193	36,698
Total	$347,523	$356,646
Deposits subject to FDIC insurance	$263,420	$260,420
Deposits not subject to FDIC insurance	$84,103	$96,226
Time Deposit Maturities

$ in millions	At March 31, 2023
2023	$22,647
2024	15,815
2025	5,204
2026	1,982
2027	1,847
Thereafter	1,698
Total	$49,193
12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At March 31, 2023	At December 31, 2022
Original maturities of one year or less	$4,587	$4,191
Original maturities greater than one year
Senior	$231,205	$221,667
Subordinated	14,390	12,200
Total	$245,595	$233,867
Total borrowings	$250,182	$238,058
Weighted average stated maturity, in years[1]	6.7	6.7
1.Only includes borrowings with original maturities greater than one year.
Other Secured Financings

$ in millions	At March 31, 2023	At December 31, 2022
Original maturities:
One year or less	$980	$944
Greater than one year	7,690	7,214
Total	$8,670	$8,158
Transfers of assets accounted for as secured financings	$1,138	$1,119
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
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at March 31, 2023
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$16,630	$26,698	$57,883	$1,819	$103,030
Secured lending facilities	7,379	5,943	2,884	1,027	17,233
Commercial and Residential real estate	171	201	19	336	727
Securities-based lending and Other	13,175	4,995	414	522	19,106
Forward-starting secured financing receivables[1]	70,011	—	—	—	70,011
Central counterparty	300	—	—	7,255	7,555
Underwriting	300	—	—	—	300
Investment activities	1,313	290	118	356	2,077
Letters of credit and other financial guarantees	107	35	—	8	150
Total	$109,386	$38,162	$61,318	$11,323	$220,189
Lending commitments participated to third parties					$7,509
1.Forward-starting secured financing receivables are generally settled within three business days.
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 15 to the financial statements in the 2022 Form 10-K.
Guarantees

	At March 31, 2023
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,418,449	$1,132,093	$347,086	$692,818	$(60,437)
Standby letters of credit and other financial guarantees issued[2]	1,634	635	1,389	2,676	(6)
Market value guarantees	2	—	—	—	—
Liquidity facilities	2,593	—	—	—	(2)
Whole loan sales guarantees	—	52	34	23,079	—
Securitization representations and warranties[3]	—	—	—	78,695	(3)
General partner guarantees	364	30	143	37	(87)
Client clearing guarantees	45	—	—	—	—
1.The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. For further information on derivatives contracts, see Note 6.
2.These amounts include certain issued standby letters of credit participated to third parties, totaling $0.6 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of March 31, 2023, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $77 million.
3.Related to commercial and residential mortgage securitizations.

55	March 2023 Form 10-Q

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
For more information on the nature of the obligations and related business activities for our guarantees, see Note 15 to the financial statements in the 2022 Form 10-K.
Other Guarantees and Indemnities
In the normal course of business, the Firm provides guarantees and indemnifications in a variety of transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications related to indemnities, exchange and clearinghouse member guarantees and merger and acquisition guarantees are described in Note 15 to the financial statements in the 2022 Form 10-K.
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

	Three Months Ended March 31,
$ in millions	2023	2022
Legal expenses	$151	$84
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

March 2023 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)
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
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts the prior set-off by the Firm of approximately €124 million (approximately $135 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2012. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and to keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority’s appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On June 22, 2020, the Firm filed an appeal against the decision of the Court of Appeal in Amsterdam before the Dutch High Court. On January 29, 2021, the Advocate General of the Dutch High Court issued an advisory opinion on the Firm’s appeal, which rejected the Firm’s principal grounds of appeal. On February 11, 2021, the Firm and the Dutch Authority each responded to this opinion. On June 22, 2021, Dutch criminal authorities sought various documents in connection with an investigation of the Firm related to the civil claims asserted by the Dutch Authority concerning the accuracy of the Firm subsidiary’s tax returns and the maintenance of its books and records for 2007 to 2012. The Dutch criminal authorities have requested additional information, and the Firm is continuing to respond to them in connection with their ongoing investigation.
For certain other legal proceedings and investigations including the following matter, the Firm can estimate probable losses but does not believe, based on current knowledge and after consultation with counsel, that additional loss in excess of amounts accrued could have a material adverse effect on the Firm’s financial statements as a whole.
Antitrust Related Matter

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
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At March 31, 2023		At December 31, 2022
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$944	$659	$1,153	$520
Investment vehicles[2]	634	272	638	272
MTOB	664	614	371	322
Other	572	199	519	199
Total	$2,814	$1,744	$2,681	$1,313
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
2.Amounts include investment funds and CLOs.

57	March 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At March 31, 2023	At December 31, 2022
Assets
Cash and cash equivalents	$141	$142
Trading assets at fair value	1,885	2,066
Investment securities	577	255
Securities purchased under agreements to resell	200	200
Customer and other receivables	9	16
Other assets	2	2
Total	$2,814	$2,681
Liabilities
Other secured financings	$1,618	$1,185
Other liabilities and accrued expenses	122	124
Borrowings	4	4
Total	$1,744	$1,313
Noncontrolling interests	$75	$71
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
Non-consolidated VIEs

	At March 31, 2023
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$132,049	$926	$3,688	$2,619	$52,661
Maximum exposure to loss[3]
Debt and equity interests	$16,917	$74	$—	$1,749	$11,751
Derivative and other contracts	—	—	2,593	—	5,615
Commitments, guarantees and other	1,290	—	—	—	892
Total	$18,207	$74	$2,593	$1,749	$18,258
Carrying value of variable interests—Assets
Debt and equity interests	$16,917	$74	$—	$1,558	$11,751
Derivative and other contracts	—	—	3	—	1,731
Total	$16,917	$74	$3	$1,558	$13,482
Additional VIE assets owned[4]					$14,419
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$5	$—	$306

	At December 31, 2022
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$123,601	$3,162	$4,632	$2,403	$50,178
Maximum exposure to loss[3]
Debt and equity interests	$13,104	$274	$—	$1,694	$11,596
Derivative and other contracts	—	—	3,200	—	5,211
Commitments, guarantees and other	674	—	—	—	1,410
Total	$13,778	$274	$3,200	$1,694	$18,217
Carrying value of variable interests–Assets
Debt and equity interests	$13,104	$274	$—	$1,577	$11,596
Derivative and other contracts	—	—	3	—	1,564
Total	$13,104	$274	$3	$1,577	$13,160
Additional VIE assets owned[4]					$13,708
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$3	$—	$281
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At March 31, 2023		At December 31, 2022
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$16,999	$2,441	$20,428	$2,570
Commercial mortgages	69,821	4,594	67,540	4,236
U.S. agency collateralized mortgage obligations	39,959	5,959	32,567	4,729
Other consumer or commercial loans	5,270	3,923	3,066	1,569
Total	$132,049	$16,917	$123,601	$13,104

March 2023 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)
Transferred Assets with Continuing Involvement

	At March 31, 2023
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$4,095	$72,848	$7,061	$10,689
Retained interests
Investment grade	$138	$888	$424	$—
Non-investment grade	81	512	—	42
Total	$219	$1,400	$424	$42
Interests purchased in the secondary market[3]
Investment grade	$17	$49	$10	$—
Non-investment grade	6	16	—	—
Total	$23	$65	$10	$—
Derivative assets	$—	$—	$—	$1,151
Derivative liabilities	—	—	—	288

	At December 31, 2022
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$3,732	$73,069	$6,448	$10,928
Retained interests
Investment grade	$137	$927	$367	$—
Non-investment grade	26	465	11	44
Total	$163	$1,392	$378	$44
Interests purchased in the secondary market[3]
Investment grade	$82	$51	$10	$—
Non-investment grade	35	23	—	—
Total	$117	$74	$10	$—
Derivative assets	$—	$—	$—	$1,114
Derivative liabilities	—	—	—	201

	Fair Value At March 31, 2023
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$561	$—	$561
Non-investment grade	17	51	68
Total	$578	$51	$629
Interests purchased in the secondary market[3]
Investment grade	$74	$2	$76
Non-investment grade	13	9	22
Total	$87	$11	$98
Derivative assets	$1,151	$—	$1,151
Derivative liabilities	288	—	288

	Fair Value at December 31, 2022
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$489	$—	$489
Non-investment grade	25	16	41
Total	$514	$16	$530
Interests purchased in the secondary market[3]
Investment grade	$140	$3	$143
Non-investment grade	42	16	58
Total	$182	$19	$201
Derivative assets	$1,114	$—	$1,114
Derivative liabilities	153	48	201
RML—Residential mortgage loans
CML—Commercial mortgage loans
1.Amounts include CLO transactions managed by unrelated third parties.
2.Amounts include assets transferred by unrelated transferors.
3.Amounts are only included for transactions where the Firm also holds retained interests as part of the transfer.
The previous tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment. The transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statement. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. Certain retained interests are carried at fair value in the balance sheet with changes in fair value recognized in the income statement. Fair value for these interests is measured using techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Note 2 in the 2022 Form 10-K and Note 4 herein. Further, as permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the following Assets Sold with Retained Exposure table.
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended March 31,
$ in millions	2023	2022
New transactions[1]	$2,521	$8,260
Retained interests	1,575	1,622
Sales of corporate loans to CLO SPEs[1,2]	—	4
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).
Assets Sold with Retained Exposure

$ in millions	At March 31, 2023	At December 31, 2022
Gross cash proceeds from sale of assets[1]	$49,167	$49,059
Fair value
Assets sold	$49,824	$47,281
Derivative assets recognized in the balance sheet	885	116
Derivative liabilities recognized in the balance sheet	228	1,893
1.The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
The Firm enters into transactions in which it sells securities, primarily equities, and contemporaneously enters into bilateral OTC derivatives with the purchasers of the securities, through which it retains exposure to the sold securities.
For a discussion of the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 16 to the financial statements in the 2022 Form 10-K.

59	March 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
15. Regulatory Requirements
Regulatory Capital Framework and Requirements
For a discussion of the Firm’s regulatory capital framework, see Note 17 to the financial statements in the 2022 Form 10-K.
The Firm is required to maintain minimum risk-based and leverage-based capital ratios under regulatory capital requirements. A summary of the calculations of regulatory capital and RWA follows.
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At March 31, 2023 and December 31, 2022, the differences between the actual and required ratios were lower under the Standardized Approach.

CECL Deferral. Beginning on January 1, 2020, the Firm elected to defer the effect of the adoption of CECL on its risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022 and are phased-in at 50% from January 1, 2023. The deferral impacts will become fully phased-in beginning on January 1, 2025.
Capital Buffer Requirements

	At March 31, 2023 and December 31, 2022
	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	2.5%
SCB	5.8%	N/A
G-SIB capital surcharge	3.0%	3.0%
CCyB[1]	0%	0%
Capital buffer requirement	8.8%	5.5%
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
2.5% capital conservation buffer, G-SIB capital surcharge and CCyB.
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At March 31, 2023 and December 31, 2022
		Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.3%	10.0%
Tier 1 capital ratio	6.0%	14.8%	11.5%
Total capital ratio	8.0%	16.8%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
The Firm’s Regulatory Capital and Capital Ratios

$ in millions	Required Ratio[1]	At March 31, 2023	At December 31, 2022
Risk-based capital
Common Equity Tier 1 capital		$69,454	$68,670
Tier 1 capital		77,947	77,191
Total capital		89,794	86,575
Total RWA		459,107	447,849
Common Equity Tier 1 capital ratio	13.3%	15.1%	15.3%
Tier 1 capital ratio	14.8%	17.0%	17.2%
Total capital ratio	16.8%	19.6%	19.3%

$ in millions	Required Ratio[1]	At March 31, 2023	At December 31, 2022
Leverage-based capital
Adjusted average assets[2]		$1,168,328	$1,150,772
Tier 1 leverage ratio	4.0%	6.7%	6.7%
Supplementary leverage exposure[3]		$1,422,808	$1,399,403
SLR	5.0%	5.5%	5.5%
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

March 2023 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)
capital requirements may result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the U.S. Bank Subsidiaries’ and the Firm’s financial statements.
At March 31, 2023 and December 31, 2022, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. Beginning on January 1, 2020, MSBNA and MSPBNA elected to defer the effect of the adoption of CECL on risk-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022 and are phased-in at 50% from January 1, 2023. The deferral impacts will become fully phased-in beginning on January 1, 2025.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At March 31, 2023		At December 31, 2022
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$21,485	21.5%	$20,043	20.5%
Tier 1 capital	8.0%	8.5%	21,485	21.5%	20,043	20.5%
Total capital	10.0%	10.5%	22,221	22.3%	20,694	21.1%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$21,485	10.5%	$20,043	10.1%
SLR	6.0%	3.0%	21,485	8.3%	20,043	8.1%
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At March 31, 2023		At December 31, 2022
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$16,321	28.3%	$15,546	27.5%
Tier 1 capital	8.0%	8.5%	16,321	28.3%	15,546	27.5%
Total capital	10.0%	10.5%	16,521	28.6%	15,695	27.8%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$16,321	8.1%	$15,546	7.6%
SLR	6.0%	3.0%	16,321	7.8%	15,546	7.4%
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
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At March 31, 2023	At December 31, 2022
Net capital	$17,616	$17,224
Excess net capital	13,134	12,861
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC, respectively, and provisionally registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and provisionally-registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At March 31, 2023 and December 31, 2022, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
Certain subsidiaries are also subject to various regulatory capital requirements. Such subsidiaries include the following, each of which operated with capital in excess of their respective regulatory capital requirements as of March 31, 2023 and December 31, 2022, as applicable:
•MSSB,
•MSIP,
•MSESE,
•MSMS,
•MSCS,
•MSCG, and
•E*TRADE Securities LLC.

MSESE is subject to stand-alone capital requirements beginning on January 1, 2023. Previously, requirements were met at the consolidated level of the MSEHSE Group.
See Note 17 to the financial statements in the 2022 Form 10-K for further information.

61	March 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At March 31, 2023	Liquidation Preference per Share	At March 31, 2023	At December 31, 2022
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	1,000
Total			$8,750	$8,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
For a description of Series A through Series P preferred stock, see Note 18 to the financial statements in the 2022 Form 10-K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
Share Repurchases

	Three Months Ended March 31,
$ in millions	2023	2022
Repurchases of common stock under the Firm’s Share Repurchase Authorization	$1,500	$2,872
On June 27, 2022, the Firm announced that its Board of Directors approved a new multi-year repurchase authorization of up to $20 billion of outstanding common stock, without a set expiration date, beginning in the third quarter of 2022, which will be exercised from time to time as conditions warrant. For more information on share repurchases, see Note 18 to the financial statements in the 2022 Form 10-K.
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended March 31,
in millions	2023	2022
Weighted average common shares outstanding, basic	1,645	1,733
Effect of dilutive RSUs and PSUs	18	22
Weighted average common shares outstanding and common stock equivalents, diluted	1,663	1,755
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	4	5
Dividends

$ in millions, except per share data	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$343	$15	$242	$11
C	25	13	25	13
E	445	15	445	15
F	430	14	430	14
I	398	16	398	16
K	366	15	366	15
L	305	6	305	6
M2	29	12	29	12
N3	2,650	8	2,650	8
O4	266	14	266	14
P	406	16	—	—
Total Preferred stock		$144		$124
Common stock	$0.775	$1,305	$0.700	$1,252
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.
3.Series N was payable semiannually until March 15, 2023 and thereafter is payable quarterly.
4.Series O is payable semiannually until January 15, 2027 and thereafter will be payable quarterly.
Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
December 31, 2022	$(1,204)	$(4,192)	$(508)	$(345)	$(4)	$(6,253)
OCI during the period	32	512	(1)	(8)	7	542
March 31, 2023	$(1,172)	$(3,680)	$(509)	$(353)	$3	$(5,711)
December 31, 2021	$(1,002)	$245	$(551)	$(1,794)	$—	$(3,102)
OCI during the period	(48)	(2,395)	5	638	—	(1,800)
March 31, 2022	$(1,050)	$(2,150)	$(546)	$(1,156)	$—	$(4,902)
1.Amounts are net of tax and noncontrolling interests.

March 2023 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)
Components of Period Changes in OCI

	Three Months Ended March 31, 2023
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(10)	$30	$20	$(12)	$32
Reclassified to earnings	—	—	—	—	—
Net OCI	$(10)	$30	$20	$(12)	$32
Change in net unrealized gains (losses) on AFS securities
OCI activity	$710	$(167)	$543	$—	$543
Reclassified to earnings	(41)	10	(31)	—	(31)
Net OCI	$669	$(157)	$512	$—	$512
Pension and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	(1)	—	(1)	—	(1)
Net OCI	$(1)	$—	$(1)	$—	$(1)
Change in net DVA
OCI activity	$(30)	$10	$(20)	$(7)	$(13)
Reclassified to earnings	6	(1)	5	—	5
Net OCI	$(24)	$9	$(15)	$(7)	$(8)
Change in fair value of cash flow hedge derivatives
OCI activity	$7	$(1)	$6	$—	$6
Reclassified to earnings	1	—	1	—	1
Net OCI	$8	$(1)	$7	$—	$7

	Three Months Ended March 31, 2022
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(60)	$(45)	$(105)	$(57)	$(48)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(60)	$(45)	$(105)	$(57)	$(48)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(3,084)	$723	$(2,361)	$—	$(2,361)
Reclassified to earnings	(44)	10	(34)	—	(34)
Net OCI	$(3,128)	$733	$(2,395)	$—	$(2,395)
Pension and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	5	—	5	—	5
Net OCI	$5	$—	$5	$—	$5
Change in net DVA
OCI activity	$871	$(211)	$660	$22	$638
Reclassified to earnings	—	—	—	—	—
Net OCI	$871	$(211)	$660	$22	$638
17. Interest Income and Interest Expense

	Three Months Ended March 31,
$ in millions	2023	2022
Interest income
Investment securities	$1,018	$777
Loans	2,815	1,156
Securities purchased under agreements to resell[1]	1,477	13
Securities borrowed[2]	1,172	(217)
Trading assets, net of Trading liabilities	913	524
Customer receivables and Other[3]	3,475	397
Total interest income	$10,870	$2,650

Interest expense
Deposits	$1,575	$73
Borrowings	2,506	685
Securities sold under agreements to repurchase[4]	1,218	49
Securities loaned[5]	164	93
Customer payables and Other[6]	3,061	(466)
Total interest expense	$8,524	$434
Net interest	$2,346	$2,216
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
Accrued Interest

$ in millions	At March 31, 2023	At December 31, 2022
Customer and other receivables	$3,842	$4,139
Customer and other payables	3,957	4,273
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

63	March 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended March 31, 2023
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,247	$104	$—	$(21)	$1,330
Trading	4,257	227	(16)	9	4,477
Investments	28	16	101	—	145
Commissions and fees[1]	714	590	—	(65)	1,239
Asset management[1,2]	148	3,382	1,248	(50)	4,728
Other	180	82	(6)	(4)	252
Total non-interest revenues	6,574	4,401	1,327	(131)	12,171
Interest income	7,758	3,627	29	(544)	10,870
Interest expense	7,535	1,469	67	(547)	8,524
Net interest	223	2,158	(38)	3	2,346
Net revenues	$6,797	$6,559	$1,289	$(128)	$14,517
Provision for credit losses	$189	$45	$—	$—	$234
Compensation and benefits	2,365	3,477	568	—	6,410
Non-compensation expenses	2,351	1,325	555	(118)	4,113
Total non-interest expenses	$4,716	$4,802	$1,123	$(118)	$10,523
Income before provision for income taxes	$1,892	$1,712	$166	$(10)	$3,760
Provision for income taxes	363	336	30	(2)	727
Net income	1,529	1,376	136	(8)	3,033
Net income applicable to noncontrolling interests	51	—	2	—	53
Net income applicable to Morgan Stanley	$1,478	$1,376	$134	$(8)	$2,980

	Three Months Ended March 31, 2022
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,634	$143	$—	$(19)	$1,758
Trading	4,205	(231)	(9)	18	3,983
Investments	99	12	(36)	—	75
Commissions and fees[1]	774	723	—	(81)	1,416
Asset management[1,2]	147	3,626	1,388	(42)	5,119
Other	117	122	(2)	(3)	234
Total non-interest revenues	6,976	4,395	1,341	(127)	12,585
Interest income	1,062	1,637	7	(56)	2,650
Interest expense	381	97	13	(57)	434
Net interest	681	1,540	(6)	1	2,216
Net revenues	$7,657	$5,935	$1,335	$(126)	$14,801
Provision for credit losses	$44	$13	$—	$—	$57
Compensation and benefits	2,604	3,125	545	—	6,274
Non-compensation expenses	2,222	1,224	562	(126)	3,882
Total non-interest expenses	$4,826	$4,349	$1,107	$(126)	$10,156
Income before provision for income taxes	$2,787	$1,573	$228	$—	$4,588
Provision for income taxes	535	301	37	—	873
Net income	2,252	1,272	191	—	3,715
Net income applicable to noncontrolling interests	61	—	(12)	—	49
Net income applicable to Morgan Stanley	$2,191	$1,272	$203	$—	$3,666
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
For a discussion about the Firm’s business segments, see Note 23 to the financial statements in the 2022 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended March 31,
$ in millions	2023	2022
Institutional Securities Advisory	$638	$944
Institutional Securities Underwriting	609	690
Firm Investment banking revenues from contracts with customers	89%	90%
Trading Revenues by Product Type

	Three Months Ended March 31,
$ in millions	2023	2022
Interest rate	$1,368	$391
Foreign exchange	262	648
Equity[1]	2,212	2,007
Commodity and other	539	525
Credit	96	412
Total	$4,477	$3,983
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At March 31, 2023	At December 31, 2022
Net cumulative unrealized performance-based fees at risk of reversing	$815	$819
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended March 31,
$ in millions	2023	2022
Fee waivers	$18	$124
The Firm waives a portion of its fees in the Investment Management business segment from certain registered money

March 2023 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)
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
Other Expenses—Transaction Taxes

	Three Months Ended March 31,
$ in millions	2023	2022
Transaction taxes	$214	$258
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region

	Three Months Ended March 31,
$ in millions	2023	2022
Americas	$10,791	$10,464
EMEA	1,737	2,311
Asia	1,989	2,026
Total	$14,517	$14,801
For a discussion about the Firm’s geographic net revenues, see Note 23 to the financial statements in the 2022 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended March 31,
$ in millions	2023	2022
Non-interest revenues	$704	$1,005
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At March 31, 2023	At December 31, 2022
Customer and other receivables	$2,182	$2,577
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At March 31, 2023	At December 31, 2022
Institutional Securities	$819,195	$789,837
Wealth Management	363,405	373,305
Investment Management	17,304	17,089
Total[1]	$1,199,904	$1,180,231
1. Parent assets have been fully allocated to the business segments.

65	March 2023 Form 10-Q

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31,
	2023			2022
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$159,061	$1,018	2.6%	$177,572	$777	1.8%
Loans[1]	214,185	2,815	5.3%	191,551	1,156	2.4%
Securities purchased under agreements to resell[2]:
U.S.	46,847	932	8.1%	52,389	36	0.3%
Non-U.S.	65,713	545	3.4%	64,150	(23)	(0.1)%
Securities borrowed[3]:
U.S.	123,206	1,095	3.6%	122,203	(176)	(0.6)%
Non-U.S.	18,683	77	1.7%	21,229	(41)	(0.8)%
Trading assets, net of Trading liabilities[4]:
U.S.	87,631	786	3.6%	79,509	430	2.2%
Non-U.S.	7,264	127	7.1%	16,606	94	2.3%
Customer receivables and Other[5]:
U.S.	107,055	2,428	9.2%	129,162	355	1.1%
Non-U.S.	69,288	1,047	6.1%	76,545	42	0.2%
Total	$898,933	$10,870	4.9%	$930,916	$2,650	1.2%
Interest bearing liabilities
Deposits[1]	$346,973	$1,575	1.8%	$348,916	$73	0.1%
Borrowings[1,6]	245,600	2,506	4.1%	228,942	685	1.2%
Securities sold under agreements to repurchase[7,9]:
U.S.	21,075	670	12.9%	22,979	40	0.7%
Non-U.S.	41,071	548	5.4%	36,148	9	0.1%
Securities loaned[8,9]:
U.S.	4,992	13	1.1%	5,489	(1)	(0.1)%
Non-U.S.	10,016	151	6.1%	7,771	94	4.9%
Customer payables and Other[10]:
U.S.	137,766	2,045	6.0%	136,407	(368)	(1.1)%
Non-U.S.	65,818	1,016	6.3%	74,919	(98)	(0.5)%
Total	$873,311	$8,524	4.0%	$861,571	$434	0.2%
Net interest income and net interest rate spread		$2,346	0.9%		$2,216	1.0%
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

March 2023 Form 10-Q	66

Glossary of Common Terms and Acronyms

2022 Form 10-K	Annual report on Form 10-K for year ended December 31, 2022 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVO	Fair value option
G-SIB	Global systemically important banks
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statement	Consolidated income statement
IRS	Internal Revenue Service
IS	Institutional Securities

LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSEHSE	Morgan Stanley Europe Holdings SE
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TDR	Troubled debt restructuring
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

67	March 2023 Form 10-Q

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
Legal Proceedings
The following developments have occurred since previously reporting certain matters in the Firm’s 2022 Form 10-K. See also the disclosures set forth under “Legal Proceedings” in the 2022 Form 10-K.
Block Trading Matter

The Firm is currently engaged in discussions regarding potential resolution of the investigations by the Enforcement Division of the U.S. Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York into various aspects of the Firm’s blocks business, certain related sales and trading practices, and applicable controls. There can be no assurance that these discussions and continuing engagement will lead to resolution of either matter.
Residential Mortgage and Credit Crisis Matters

On March 1, 2023, the court in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. granted in part and denied in part the Firm’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. In March 2023, both parties appealed the decision.
On March 3, 2023, the parties in Deutsche Bank National Trust Company, as Trustee for the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I, Inc. executed an agreement to settle the litigation.
On March 3, 2023, the parties in Deutsche Bank National Trust Company, solely in its capacity as Trustee for Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 v. Morgan Stanley Mortgage Capital Holdings LLC, as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. executed an agreement to settle the litigation.
European Matter
In connection with the Dutch tax matters, the Dutch criminal authorities have requested additional information, and the Firm is continuing to respond to them in connection with their ongoing investigation.
Other
On March 10, 2023, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed a Notice of Appeal of the dismissal of Viacom and the individual Viacom defendants.
Risk Factors
For a discussion of the risk factors affecting the Firm, see “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Shares Purchased as Part of Share Repurchase Authorization[3,4]	Dollar Value of Remaining Authorized Repurchase
January	8,974,630	$96.61	2,725,102	$15,484
February	7,212,253	$98.48	6,284,841	$14,865
March	6,830,645	$92.29	6,752,720	$14,245
Three Months Ended March 31, 2023	23,017,528	$95.91	15,762,663
1.Includes 7,254,865 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended March 31, 2023.
2.Includes excise tax levied on share repurchases, net of issuances, payable in April 2024.
3.Share purchases under publicly announced authorizations are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time.
4.The Firm’s Board of Directors has approved the repurchase of the Firm’s outstanding common stock under a share repurchase authorization (the “Share Repurchase Authorization”) from time to time as conditions warrant and subject to limitations on distributions from the Federal Reserve. The Share Repurchase Authorization is for capital management purposes and considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Authorization has no set expiration or termination date.
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

March 2023 Form 10-Q	68

Other Information
On April 26, 2023, the Compensation, Management Development and Succession Committee of the Company’s Board of Directors approved that Raja J. Akram, Deputy Chief Financial Officer, Chief Accounting Officer and Controller, be treated as retirement-eligible for purposes of any year-end deferred incentive compensation awards and, accordingly, any such awards will vest upon Mr. Akram’s resignation of employment from the Company, subject to certain conditions, and remain subject to all other provisions of the awards, including specified cancellation and clawback provisions, until the applicable distribution date.
Exhibits

Exhibit No.	Description
15	Letter of awareness from Deloitte & Touche LLP, dated May 2, 2023, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ RAJA J. AKRAM
Raja J. Akram Deputy Chief Financial Officer, Chief Accounting Officer and Controller
Date: May 2, 2023

69	March 2023 Form 10-Q