Form 10-Q
period 2023-06-30
MORGAN STANLEY
filed 2023-08-03
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 31, 2023, there were 1,656,966,580 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2023

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
•Corporate Governance Policies;
•Policy Regarding Corporate Political Activities;
•Policy Regarding Shareholder Rights Plan;
•Equity Ownership Commitment;
•Code of Ethics and Business Conduct;
•Code of Conduct;
•Integrity Hotline Information;
•Environmental and Social Policies; and
•2022 ESG Report: Diversity & Inclusion, Climate, and Sustainability.
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
A description of the clients and principal products and services of each of our business segments is as follows:
Institutional Securities provides a variety of products and services to corporations, governments, financial institutions and ultra-high net worth clients. Investment Banking services consist of capital raising and financial advisory services, including the underwriting of debt, equity securities and other products, as well as advice on mergers and acquisitions, restructurings and project finance. Our Equity and Fixed Income businesses include sales, financing, prime brokerage, market-making, Asia wealth management services and certain business-related investments. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending securities-based and other financing to customers. Other activities include research.
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

June 2023 Form 10-Q	1

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended June 30, 2023
•The Firm reported net revenues of $13.5 billion and net income of $2.2 billion as our businesses navigated an environment that remains challenging.
•The Firm delivered ROTCE of 12.1% (see “Selected Non-GAAP Financial Information” herein).
•The Firm’s expense efficiency ratio for the first half of the year was 75%. Expenses for the quarter include severance costs associated with the May employee action of $308 million and integration-related expenses of $99 million.
•At June 30, 2023, the Firm’s Standardized Common Equity Tier 1 capital ratio was 15.5%.
•Institutional Securities net revenues of $5.7 billion reflect continued muted activity in Investment Banking and declines in Equity and Fixed Income driven by lower client activity in a less favorable market environment compared to a year ago.
•Wealth Management added net new client assets of $90 billion and net revenues of $6.7 billion, which reflect higher net interest income and the positive impact of investments associated with certain employee deferred cash-based compensation plans (“DCP investments”). Pre-tax margin was 25.2%, reflecting higher compensation expenses driven by severance costs associated with the May employee action, integration-related expenses and higher provisions for credit losses.
•Investment Management results reflect net revenues of $1.3 billion on AUM of $1.4 trillion and positive net flows in long-term and liquidity asset classes.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share
We reported net revenues of $13.5 billion in the quarter ended June 30, 2023 (“current quarter,” or “2Q 2023”) compared with $13.1 billion in the quarter ended June 30, 2022 (“prior year quarter,” or “2Q 2022”). For the current quarter, net income applicable to Morgan Stanley was $2.2 billion, or $1.24 per diluted common share, compared with $2.5 billion, or $1.39 per diluted common share in the prior year quarter.
We reported net revenues of $28.0 billion in the six months ended June 30, 2023 (“current year period,” or “YTD 2023”) compared with $27.9 billion in the six months ended June 30, 2022 (“prior year period,” or “YTD 2022”). For the current year period, net income applicable to Morgan Stanley was $5.2 billion, or $2.95 per diluted common share, compared with $6.2 billion, or $3.41 per diluted common share in the prior year period.

2	June 2023 Form 10-Q

Management’s Discussion and Analysis
Non-interest Expenses1
($ in millions)

$9,712
8%
$10,484
$4,162
43%
1%
$4,222
40%
$5,550
57%
13%
$6,262
60%
2Q 2022
Δ
2Q 2023

$19,868
6%
$21,007
$8,044
40%
4%
$8,335
40%
$11,824
60%
7%
$12,672
60%
YTD 2022
Δ
YTD 2023
Compensation and benefits expenses
Non-compensation expenses

1.The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to the total.
•Compensation and benefits expenses of $6,262 million in the current quarter increased 13% from the prior year quarter, primarily due to higher expenses related to certain deferred cash-based compensation plans linked to investment performance (“DCP”) and severance costs associated with the May employee action, partially offset by lower discretionary incentive compensation on lower revenues.
Compensation and benefits expenses of $12,672 million in the current year period increased 7% from the prior year period, primarily due to higher expenses related to DCP and higher salary expenses, partially offset by lower discretionary incentive compensation on lower revenues.

•Non-compensation expenses of $4,222 million in the current quarter increased 1% from the prior year quarter, primarily due to higher execution-related expenses, increased spend on technology, higher occupancy expenses and higher professional services expenses, partially offset by lower legal expenses.
Non-compensation expenses of $8,335 million in the current year period increased 4% from the prior year period, primarily due to increased spend on technology, higher marketing and business development cost, higher occupancy expenses and higher professional services expenses, partially offset by lower legal expenses.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $161 million in the current quarter was primarily related to credit deterioration in commercial real estate lending, mainly in the office sector, and modest growth in certain loan portfolios. The Provision for credit losses on loans and lending commitments in the prior year quarter was $101 million, primarily due to portfolio growth and deterioration in macroeconomic outlook.
The Provision for credit losses on loans and lending commitments of $395 million in the current year period was primarily related to credit deterioration in commercial real estate lending, mainly in the office sector, modest growth in certain loan portfolios and deterioration in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments in the prior year period was $158 million, primarily due to portfolio growth and deterioration in macroeconomic outlook.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Income Taxes
The effective tax rate of 21.0% for the current quarter was lower compared to the prior year quarter, primarily driven by the level and geographic mix of earnings.

June 2023 Form 10-Q	3

Management’s Discussion and Analysis
Business Segment Results
Net Revenues by Segment1
($ in millions)

$13,132
$1,411, 11%
$5,736
44%
$6,119
47%
(9)%
16%
(8)%
$13,457
$1,281, 10%
$6,660
49%
$5,654
42%
2Q 2022
Δ
2Q 2023

$27,933
$27,974
$2,746, 10%
(6)%
$2,570, 9%
$11,671
42%
13%
$13,219
47%
$13,776
49%
(10)%
$12,451
45%
YTD 2022
Δ
YTD 2023
Institutional Securities
Wealth Management
Investment Management

Net Income Applicable to Morgan Stanley by Segment1
($ in millions)

$2,495
$188, 8%
$1,190
48%
$1,121
45%
(32)%
10%
(32)%
$2,182
$127, 6%
$1,308
60%
$759
35%
2Q 2022
Δ
2Q 2023

$6,161
$391, 6%
$2,462
40%
$3,312
54%
(33)%
9%
(32)%
$5,162
$261, 5%
$2,684
52%
$2,237
43%
YTD 2022
Δ
YTD 2023
Institutional Securities
Wealth Management
Investment Management

1.The percentages on the bars in the charts represent the contribution of each business segment to the total of the applicable financial category and may not sum to 100% due to intersegment eliminations. See Note 19 to the financial statements for details of intersegment eliminations.
•Institutional Securities net revenues of $5,654 million in the current quarter decreased 8% from the prior year quarter, primarily due to lower client activity in a less favorable market environment. Institutional securities net revenues of $12,451 million in the current year period decreased 10% from the prior year period, primarily reflecting lower results from Fixed income and Equity, partially offset by higher Other net revenues.
•Wealth Management net revenues of $6,660 million in the current quarter increased 16% from the prior year quarter, primarily reflecting gains on DCP investments compared with losses in the prior year quarter and higher Net interest revenues. Wealth Management net revenues of $13,219 million in the current year period increased 13% from the prior year period, primarily reflecting higher Net interest revenues and gains on DCP investments compared with losses in the prior year period, partially offset by lower Asset management revenues.
•Investment Management net revenues of $1,281 million in the current quarter decreased 9% from the prior year quarter, primarily reflecting lower Performance-based income and other revenues. Investment Management net revenues of $2,570 million in the current year period decreased 6% from the prior year period, primarily reflecting lower Asset management and related fees.

4	June 2023 Form 10-Q

Management’s Discussion and Analysis
Net Revenues by Region1, 2
($ in millions)

$27,933
$27,974
$3,818, 14%
(7)%
$3,552, 12%
$3,989, 14%
(19)%
$3,237, 12%
$20,126
72%
5%
$21,185
76%
YTD 2022
Δ
YTD 2023
Americas
EMEA
Asia

1.The percentages on the bars in the charts represent the contribution of each region to the total.
2.For a discussion of how the geographic breakdown of net revenues is determined, see Note 23 to the financial statements in the 2022 Form 10-K.
Americas net revenues in the current quarter increased 8% from the prior year quarter, primarily driven by results within the Wealth Management business segment and Other net revenues results within the Institutional Securities business segment, partially offset by Fixed income and Equity results within the Institutional Securities business segment. Americas net revenues in the current year period increased 5% from the prior year period, primarily driven by results in the Wealth Management business segment partially offset by lower net revenues in the Institutional Securities business segment, primarily as a result of lower Fixed Income and Equity results. Institutional Securities net revenues include the impact of lower mark-to-market losses, inclusive of hedges and higher net interest income on corporate loans.
EMEA net revenues in the current quarter decreased 11% from the prior year quarter, primarily driven by results within the Institutional Securities business segment, with lower Equity and Fixed income, partially offset by higher results from Investment banking and Other net revenues. EMEA net revenues in the current year period decreased 19% from the prior year period, primarily driven by Fixed income and Equity results within the Institutional Securities business segment.
Asia net revenues in the current quarter decreased 13% from the prior year quarter, primarily driven by results within the
Institutional Securities business segment, with lower Equity, Investment banking, and Fixed income, and results within the Investment Management business segment. Asia net revenues in the current year period decreased 7% from the prior year period, primarily driven by results within the Institutional Securities business segment, with lower Investment banking, Fixed income, and Equity, partially offset by higher results from Other net revenues.

June 2023 Form 10-Q	5

Management’s Discussion and Analysis
Selected Financial Information and Other Statistical Data

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Consolidated results
Net revenues	$13,457	$13,132	$27,974	$27,933
Earnings applicable to Morgan Stanley common shareholders	$2,049	$2,391	$4,885	$5,933
Earnings per diluted common share	$1.24	$1.39	$2.95	$3.41
Consolidated financial measures
Expense efficiency ratio[1]	78%	74%	75%	71%
ROE[2]	8.9%	10.1%	10.7%	12.4%
ROTCE[2,3]	12.1%	13.8%	14.5%	16.8%
Pre-tax margin[4]	21%	25%	23%	28%
Effective tax rate	21.0%	23.6%	20.1%	20.9%
Pre-tax margin by segment[4]
Institutional Securities	17%	25%	23%	32%
Wealth Management	25%	27%	26%	27%
Investment Management	13%	18%	13%	17%

in millions, except per share and employee data	At June 30, 2023	At December 31, 2022
Average liquidity resources for three months ended[5]	$310,724	$312,250
Loans[6]	$224,276	$222,182
Total assets	$1,164,911	$1,180,231
Deposits	$348,511	$356,646
Borrowings	$247,973	$238,058
Common shareholders' equity	$91,636	$91,391
Tangible common shareholders’ equity[3]	$67,663	$67,123
Common shares outstanding	1,659	1,675
Book value per common share[7]	$55.24	$54.55
Tangible book value per common share[3,7]	$40.79	$40.06
Worldwide employees (in thousands)	82	82
Client assets[8] (in billions)	$6,297	$5,492
Capital Ratios[9]
Common Equity Tier 1 capital—Standardized	15.5%	15.3%
Tier 1 capital—Standardized	17.4%	17.2%
Common Equity Tier 1 capital—Advanced	15.8%	15.6%
Tier 1 capital—Advanced	17.8%	17.6%
Tier 1 leverage	6.7%	6.7%
SLR	5.5%	5.5%
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
Economic and Market Conditions
The global economic and geopolitical environment continues to be characterized by inflationary pressures, high interest rates, and uncertainty regarding the possibility of a recession, driving muted activity. This environment has impacted our businesses, as discussed further in “Business Segments” herein, and, to the extent that it continues to remain uncertain, could adversely impact client confidence and related activity. For more information on economic and market conditions and their potential effects on our future results, refer to “Risk Factors” and “Forward-Looking Statements” in the 2022 Form 10-K.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.

6	June 2023 Form 10-Q

Management’s Discussion and Analysis
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions, except per share data	2023	2022	2023	2022
Net revenues	$13,457	$13,132	$27,974	$27,933
Adjustment for mark-to-market losses (gains) on DCP[1]	(114)	715	(267)	1,156
Adjusted Net revenues—non-GAAP	$13,343	$13,847	$27,707	$29,089
Compensation expense	$6,262	$5,550	$12,672	$11,824
Adjustment for mark-to-market gains (losses) on DCP[1]	(178)	498	(371)	786
Adjusted Compensation expense—non-GAAP	$6,084	$6,048	$12,301	$12,610
Wealth Management Net revenues	$6,660	$5,736	$13,219	$11,671
Adjustment for mark-to-market losses (gains) on DCP[1]	(82)	515	(183)	811
Adjusted Wealth Management Net revenues—non-GAAP	$6,578	$6,251	$13,036	$12,482
Wealth Management Compensation expense	$3,503	$2,895	$6,980	$6,020
Adjustment for mark-to-market gains (losses) on DCP[1]	(107)	359	(226)	559
Adjusted Wealth Management Compensation expense—non-GAAP	$3,396	$3,254	$6,754	$6,579

$ in millions	At June 30, 2023	At December 31, 2022
Tangible equity
Common shareholders’ equity	$91,636	$91,391
Less: Goodwill and net intangible assets	(23,973)	(24,268)
Tangible common shareholders’ equity—non-GAAP	$67,663	$67,123

	Average Monthly Balance
	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Tangible equity
Common shareholders’ equity	$91,615	$94,311	$91,415	$95,537
Less: Goodwill and net intangible assets	(24,049)	(24,934)	(24,123)	(25,021)
Tangible common shareholders’ equity—non-GAAP	$67,566	$69,377	$67,292	$70,516

Six Months Ended June 30,
Non-GAAP Financial Measures by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2023	2022	2023	2022
Average common equity[2]
Institutional Securities	$45.6	$48.8	$45.6	$48.8
Wealth Management	28.8	31.0	28.8	31.0
Investment Management	10.4	10.6	10.4	10.6
ROE[3]
Institutional Securities	6%	9%	9%	13%
Wealth Management	18%	15%	18%	15%
Investment Management	5%	7%	5%	7%
Average tangible common equity[2]
Institutional Securities	$45.2	$48.3	$45.2	$48.3
Wealth Management	14.8	16.3	14.8	16.3
Investment Management	0.7	0.8	0.7	0.8
ROTCE[3]
Institutional Securities	6%	9%	9%	13%
Wealth Management	34%	29%	35%	29%
Investment Management	70%	99%	72%	102%
1.Net revenues and compensation expense are adjusted for DCP for both Firm and Wealth Management business segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” in the 2022 Form 10-K for more information.
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

June 2023 Form 10-Q	7

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

	Three Months Ended June 30,		% Change
$ in millions	2023	2022
Revenues
Advisory	$455	$598	(24)%
Equity	225	148	52%
Fixed income	395	326	21%
Total Underwriting	620	474	31%
Total Investment banking	1,075	1,072	—%
Equity	2,548	2,960	(14)%
Fixed income	1,716	2,500	(31)%
Other	315	(413)	176%
Net revenues	$5,654	$6,119	(8)%
Provision for credit losses	97	82	18%
Compensation and benefits	2,215	2,050	8%
Non-compensation expenses	2,365	2,433	(3)%
Total non-interest expenses	4,580	4,483	2%
Income before provision for income taxes	977	1,554	(37)%
Provision for income taxes	176	395	(55)%
Net income	801	1,159	(31)%
Net income applicable to noncontrolling interests	42	38	11%
Net income applicable to Morgan Stanley	$759	$1,121	(32)%

	Six Months Ended June 30,		% Change
$ in millions	2023	2022
Revenues
Advisory	$1,093	$1,542	(29)%
Equity	427	406	5%
Fixed income	802	758	6%
Total Underwriting	1,229	1,164	6%
Total Investment banking	2,322	2,706	(14)%
Equity	5,277	6,134	(14)%
Fixed income	4,292	5,423	(21)%
Other	560	(487)	N/M
Net revenues	$12,451	$13,776	(10)%
Provision for credit losses	286	126	127%
Compensation and benefits	4,580	4,654	(2)%
Non-compensation expenses	4,716	4,655	1%
Total non-interest expenses	9,296	9,309	—%
Income before provision for income taxes	2,869	4,341	(34)%
Provision for income taxes	539	930	(42)%
Net income	2,330	3,411	(32)%
Net income applicable to noncontrolling interests	93	99	(6)%
Net income applicable to Morgan Stanley	$2,237	$3,312	(32)%
Investment Banking
Investment Banking Volumes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2023	2022	2023	2022
Completed mergers and acquisitions[1]	$82	$162	$211	$495
Equity and equity-related offerings[2,3]	9	4	19	11
Fixed income offerings[2,4]	72	53	136	134
Source: Refinitiv data as of July 3, 2023. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Revenues of $1,075 million in the current quarter were relatively unchanged from the prior year quarter, primarily reflecting an increase in underwriting revenues, offset by lower advisory revenues.
•Advisory revenues decreased primarily due to fewer completed M&A transactions.
•Equity underwriting revenues increased on higher volumes, primarily in follow-on offerings and convertible issuances.
•Fixed income underwriting revenues increased primarily due to higher bond issuances and investment-grade loan issuances, partially offset by lower non-investment-grade loan issuances.
Revenues of $2,322 million in the current year period decreased 14% compared with the prior year period, primarily reflecting lower advisory revenues.
•Advisory revenues decreased primarily due to fewer completed M&A transactions.
•Equity underwriting revenues increased on higher volumes primarily in follow-on offerings and convertible issuances, partially offset by lower revenues from initial public offerings.
•Fixed income underwriting revenues increased primarily due to higher bond issuances and investment-grade loan issuances, partially offset by lower non-investment-grade loan issuances.
Investment Banking continues to operate in a global economic and geopolitical environment characterized by significantly reduced M&A activity and underwriting activity amid inflationary pressures, high interest rates, uncertainty regarding the possibility of a recession and lower client confidence.
See “Investment Banking Volumes” herein.

8	June 2023 Form 10-Q

Management’s Discussion and Analysis
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended June 30, 2023
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,869	$130	$(618)	$6	$1,387
Execution services	656	542	(44)	7	1,161
Total Equity	$2,525	$672	$(662)	$13	$2,548
Total Fixed Income	$1,935	$84	$(475)	$172	$1,716

	Three Months Ended June 30, 2022
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,354	$140	$33	$2	$1,529
Execution services	869	621	(9)	(50)	1,431
Total Equity	$2,223	$761	$24	$(48)	$2,960
Total Fixed Income	$2,077	$82	$404	$(63)	$2,500

	Six Months Ended June 30, 2023
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$3,565	$264	$(1,159)	$38	$2,708
Execution services	1,505	1,161	(104)	7	2,569
Total Equity	$5,070	$1,425	$(1,263)	$45	$5,277
Total Fixed Income	$4,412	$193	$(563)	$250	$4,292

	Six Months Ended June 30, 2022
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$2,606	$272	$120	$5	$3,003
Execution services	1,793	1,314	(43)	67	3,131
Total Equity	$4,399	$1,586	$77	$72	$6,134
Total Fixed Income	$4,335	$179	$912	$(3)	$5,423
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Current Quarter
Equity
Net revenues of $2,548 million in the current quarter decreased 14% compared with the prior year quarter, reflecting a decrease in execution services and financing.
•Financing revenues decreased primarily due to higher funding costs compared with the prior year quarter.
•Execution services revenues decreased primarily due to lower gains on inventory held to facilitate client activity in derivatives and lower client activity in cash equities compared to elevated levels in the prior year quarter.
Fixed Income
Net revenues of $1,716 million in the current quarter decreased 31% from the prior year quarter primarily reflecting decreased client activity and market volatility compared with elevated levels from a year ago.
•Global macro products revenues decreased primarily due to a decline in foreign exchange products as well as decreased client activity in rates products, partially offset by gains on inventory held to facilitate client activity in rates products compared with losses in the prior year quarter.
•Credit products revenues decreased primarily due to lower client activity and the impact of market conditions on inventory held to facilitate this activity.
•Commodities products and other fixed income revenues decreased compared to elevated results in the prior year quarter, primarily due to lower gains on inventory held to facilitate client activity and lower client activity in Commodities.
Other Net Revenues
Other net revenues reflected a gain of $315 million in the current quarter compared to a loss of $413 million in the prior year quarter, primarily due to lower mark-to-market losses, inclusive of hedges and higher net interest income on corporate loans, as well as mark-to-market gains compared with losses in the prior year quarter on DCP investments.
Current Year Period
Equity
Net revenues of $5,277 million in the current year period decreased 14% compared with the prior year period, reflecting a decrease in execution services and financing.
•Financing revenues decreased primarily due to the impact of lower average client balances and higher funding costs compared with the prior year period.
•Execution services revenues decreased primarily due to lower gains on inventory held to facilitate client activity and lower client activity in derivatives and cash equities compared to elevated levels in the prior year period.
Fixed Income
Net revenues of $4,292 million in the current year period decreased 21% compared with the prior year period, primarily reflecting decreased client activity and market volatility compared with elevated levels from a year ago.
•Global macro products revenues decreased primarily due to a decline in foreign exchange products as well as decreased client activity in rates products, partially offset by gains on inventory held to facilitate client activity in rates products compared with losses in the prior year period.
•Credit products revenues decreased primarily due to lower client activity, partially offset by higher gains on inventory held to facilitate client activity.
•Commodities products and other fixed income revenues decreased compared to elevated results in the prior year period, primarily due to lower gains on inventory held to facilitate client activity and lower client activity in Commodities.

June 2023 Form 10-Q	9

Management’s Discussion and Analysis
Other Net Revenues
Other net revenues reflected a gain of $560 million in the current year period compared with a loss of $487 million in the prior year period, primarily due to mark-to-market gains compared with losses in the prior year quarter on DCP investments, as well as higher net interest income and lower mark-to-market losses, inclusive of hedges, on corporate loans.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $97 million in the current quarter was primarily related to credit deterioration in commercial real estate lending, mainly in the office sector, and modest growth in certain loan portfolios. The Provision for credit losses on loans and lending commitments was $82 million in the prior year quarter, primarily driven by portfolio growth and deterioration in the macroeconomic outlook.
The Provision for credit losses on loans and lending commitments of $286 million in the current year period was primarily related to credit deterioration in commercial real estate lending, mainly in the office sector, modest growth in certain loan portfolios and deterioration in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments was $126 million in the prior year period, primarily driven by portfolio growth and deterioration in the macroeconomic outlook.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-interest Expenses
Non-interest expenses of $4,580 million in the current quarter increased 2% compared with the prior year quarter due to higher Compensation and benefits expenses, partially offset by lower Non-compensation expenses.
•Compensation and benefits expenses increased primarily due to severance costs and higher expenses related to DCP, partially offset by lower discretionary incentive compensation on lower revenues.
•Non-compensation expenses decreased primarily due to a decrease in legal expenses, partially offset by higher execution-related expenses and an increased spend on technology.
Non-interest expenses of $9,296 million in the current year period were relatively unchanged from the prior year period, due to higher Non-compensation expenses, offset by lower Compensation and benefits expenses.
•Compensation and benefits expenses decreased primarily due to lower discretionary incentive compensation on lower revenues, partially offset by higher expenses related to DCP, higher stock-based compensation expense driven by the Firm’s share price movement in the prior year period and severance costs.
•Non-compensation expenses increased primarily due to an increased spend on technology, higher marketing and business development costs and higher execution-related expenses, partially offset by a decrease in legal expenses.

10	June 2023 Form 10-Q

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended June 30,		% Change
$ in millions	2023	2022
Revenues
Asset management	$3,452	$3,510	(2)%
Transactional[1]	869	291	199%
Net interest	2,156	1,747	23%
Other[1]	183	188	(3)%
Net revenues	6,660	5,736	16%
Provision for credit losses	64	19	N/M
Compensation and benefits	3,503	2,895	21%
Non-compensation expenses	1,412	1,301	9%
Total non-interest expenses	4,915	4,196	17%
Income before provision for income taxes	$1,681	$1,521	11%
Provision for income taxes	373	331	13%
Net income applicable to Morgan Stanley	$1,308	$1,190	10%

	Six Months Ended June 30,		% Change
$ in millions	2023	2022
Revenues
Asset management	$6,834	$7,136	(4)%
Transactional[1]	1,790	926	93%
Net interest	4,314	3,287	31%
Other[1]	281	322	(13)%
Net revenues	13,219	11,671	13%
Provision for credit losses	109	32	N/M
Compensation and benefits	6,980	6,020	16%
Non-compensation expenses	2,737	2,525	8%
Total non-interest expenses	9,717	8,545	14%
Income before provision for income taxes	$3,393	$3,094	10%
Provision for income taxes	709	632	12%
Net income applicable to Morgan Stanley	$2,684	$2,462	9%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues. Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At June 30, 2023	At December 31, 2022
Total client assets[1]	$4,885	$4,187
U.S. Bank Subsidiary loans	$145	$146
Margin and other lending[2]	$22	$22
Deposits[3]	$343	$351
Annualized weighted average cost of deposits[4]
Period end	2.53%	1.59%
Period average for three months ended	2.32%	1.32%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net new assets[5]	$89.5	$52.9	$199.1	$194.9
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
3.Deposits reflect liabilities sourced from Wealth Management clients and other sources of funding on the U.S. Bank Subsidiaries. Deposits include sweep deposit programs, savings and other, and time deposits. Excludes approximately $6 billion of off-balance sheet deposits as of December 31, 2022 and none as of June 30, 2023.
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products, excluding the effect of related hedging derivatives. The period end cost of deposits is based upon balances and rates as of June 30, 2023 and December 31, 2022. The period average is based on daily balances and rates for the period.
5.Net new assets represent client asset inflows, including dividends and interest, and asset acquisitions, less client asset outflows, and exclude activity from business combinations/divestitures and the impact of fees and commissions.
Advisor-led Channel

$ in billions	At June 30, 2023	At December 31, 2022
Advisor-led client assets[1]	$3,784	$3,392
Fee-based client assets[2]	$1,856	$1,678
Fee-based client assets as a percentage of advisor-led client assets	49%	49%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fee-based asset flows[3]	$22.7	$28.5	$45.1	$125.7
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

June 2023 Form 10-Q	11

Management’s Discussion and Analysis
Self-directed Channel

$ in billions	At June 30, 2023	At December 31, 2022
Self-directed assets[1]	$1,101	$795
Self-directed households (in millions)[2]	8.1	8.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Daily average revenue trades (“DARTs”) (in thousands)[3]	765	880	798	948
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

$ in billions	At June 30, 2023	At December 31, 2022
Stock plan unvested assets[2]	$402	$302
Stock plan participants (in millions)[3]	6.5	6.3
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
Net Revenues
Asset Management
Asset management revenues of $3,452 million in the current quarter and $6,834 million in the current year period decreased 2% and 4%, respectively, when compared with the prior year periods, primarily reflecting lower fee-based asset levels due to declines in the markets, partially offset by the cumulative impact of positive fee-based flows.
See “Fee-Based Client Assets—Rollforwards” herein.
Transactional Revenues
Transactional revenues of $869 million in the current quarter increased by $578 million from the prior year quarter, primarily due to an increase of $597 million due to mark-to-market gains on DCP investments compared with losses in the prior year quarter, partially offset by lower client activity.
In the current year period, transactional revenues of $1,790 million increased by $864 million from the prior year period, primarily due to an increase of $991 million due to mark-to-market gains on DCP investments compared with losses in the prior year period, partially offset by lower client activity.
For further information on the impact of DCP, see “Selected Non-GAAP Financial Information” herein.
Net Interest
Net interest revenues of $2,156 million in the current quarter and $4,314 million in the current year period increased 23% and 31%, respectively, when compared with the prior year periods, primarily due to the net effect of higher interest rates, partially offset by the impact of lower brokerage sweep deposits as client preferences continue to evolve.
The level and pace of interest rate changes and other macroeconomic factors continue to impact client demand for loans, client preferences for cash allocation to other products and the pace of reallocation of client balances, resulting in changes in the deposit mix and associated interest expense. If these trends persist, net interest income may continue to be impacted in future periods.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $64 million in the current quarter was primarily related to credit deterioration in commercial real estate lending, mainly in the office sectors. The Provision for credit losses on loans and lending commitments was $19 million in the prior year quarter, primarily driven by portfolio growth in Residential real estate loans and deterioration in the macroeconomic outlook.
In the current year period, the Provision for credit losses on loans and lending commitments of $109 million was primarily related to credit deterioration in commercial real estate lending, mainly in the office sector, and deterioration in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments was $32 million in the prior year period, primarily driven by portfolio growth in Residential real estate loans and deterioration in the macroeconomic outlook.
Non-interest Expenses
Non-interest expenses of $4,915 million in the current quarter increased 17% compared with the prior year quarter, as a result of higher Compensation and benefits expenses and higher Non-compensation expenses.
•Compensation and benefits expenses increased in the current quarter primarily due to higher expenses related to DCP and severance costs associated with the May employee action.
•Non-compensation expenses increased in the current quarter primarily driven by increased spend on technology, as well as higher legal, occupancy and professional services expenses.

12	June 2023 Form 10-Q

Management’s Discussion and Analysis
In the current year period, Non-interest expenses increased 14% to $9,717 million compared with the prior year period, as a result of higher Compensation and benefits expenses and higher Non-compensation expenses.
•Compensation and benefits expenses increased in the current year period primarily due to higher expenses related to DCP and higher salaries.
•Non-compensation expenses increased in the current year period primarily driven by increased spend on technology, higher occupancy and professional services expenses.

For further information on the impact of expenses related to DCP, see “Selected Non-GAAP Financial Information” herein.
Fee-Based Client Assets Rollforwards

$ in billions	At March 31, 2023	Inflows	Outflows	Market Impact	At June 30, 2023
Separately managed[1]	$528	$15	$(10)	$23	$556
Unified managed	432	23	(13)	14	456
Advisor	176	8	(9)	7	182
Portfolio manager	578	28	(19)	20	607
Subtotal	$1,714	$74	$(51)	$64	$1,801
Cash management	55	16	(16)	—	55
Total fee-based client assets	$1,769	$90	$(67)	$64	$1,856

$ in billions	At March 31, 2022	Inflows	Outflows	Market Impact	At June 30, 2022
Separately managed[1]	$565	$26	$(6)	$(29)	$556
Unified managed	447	18	(14)	(55)	396
Advisor	199	9	(10)	(26)	172
Portfolio manager	615	27	(21)	(75)	546
Subtotal	$1,826	$80	$(51)	$(185)	$1,670
Cash management	47	9	(9)	—	47
Total fee-based client assets	$1,873	$89	$(60)	$(185)	$1,717

$ in billions	At December 31, 2022	Inflows	Outflows	Market Impact	At June 30, 2023
Separately managed[1]	$501	$27	$(13)	$41	$556
Unified managed	408	42	(25)	31	456
Advisor	167	16	(17)	16	182
Portfolio manager	552	52	(37)	40	607
Subtotal	$1,628	$137	$(92)	$128	$1,801
Cash management	50	35	(30)	—	55
Total fee-based client assets	$1,678	$172	$(122)	$128	$1,856

$ in billions	At December 31, 2021	Inflows[2]	Outflows	Market Impact	At June 30, 2022
Separately managed[1]	$479	$112	$(13)	$(22)	$556
Unified managed	467	42	(27)	(86)	396
Advisor	211	17	(20)	(36)	172
Portfolio manager	636	53	(38)	(105)	546
Subtotal	$1,793	$224	$(98)	$(249)	$1,670
Cash management	46	18	(17)	—	47
Total fee-based client assets	$1,839	$242	$(115)	$(249)	$1,717
1.Includes non-custody account values based on asset values reported on a quarter lag by third-party custodians.
2.Includes $75 billion of fee-based assets acquired in an asset acquisition in the first quarter of 2022, reflected in Separately managed.
Average Fee Rates1

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2023	2022	2023	2022
Separately managed	13	11	13	12
Unified managed	92	94	93	94
Advisor	80	81	80	81
Portfolio manager	91	92	91	92
Subtotal	66	66	66	67
Cash management	6	6	6	6
Total fee-based client assets	64	64	64	65
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
For a description of fee-based client assets and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2022 Form 10-K.

June 2023 Form 10-Q	13

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended June 30,		% Change
$ in millions	2023	2022
Revenues
Asset management and related fees	$1,268	$1,304	(3)%
Performance-based income and other[1]	13	107	(88)%
Net revenues	1,281	1,411	(9)%
Compensation and benefits	544	605	(10)%
Non-compensation expenses	567	557	2%
Total non-interest expenses	1,111	1,162	(4)%
Income before provision for income taxes	170	249	(32)%
Provision for income taxes	46	58	(21)%
Net income	124	191	(35)%
Net income (loss) applicable to noncontrolling interests	(3)	3	(200)%
Net income applicable to Morgan Stanley	$127	$188	(32)%

	Six Months Ended June 30,		% Change
$ in millions	2023	2022
Revenues
Asset management and related fees	$2,516	$2,692	(7)%
Performance-based income and other[1]	54	54	—%
Net revenues	2,570	2,746	(6)%
Compensation and benefits	1,112	1,150	(3)%
Non-compensation expenses	1,122	1,119	—%
Total non-interest expenses	2,234	2,269	(2)%
Income before provision for income taxes	336	477	(30)%
Provision for income taxes	76	95	(20)%
Net income	260	382	(32)%
Net income (loss) applicable to noncontrolling interests	(1)	(9)	89%
Net income applicable to Morgan Stanley	$261	$391	(33)%
1.Includes Investments, Trading, Commissions and fees, Net interest, and Other revenues.
Net Revenues
Asset Management and Related Fees

Asset management and related fees of $1,268 million in the current quarter and $2,516 million in the current year period decreased 3% and 7%, respectively, from the prior year periods, primarily driven by lower average AUM due to the decline in asset values from the prior year quarter commensurate with the market environment, and the cumulative effect of net outflows in Long-Term AUM.
Asset management revenues are influenced by the level and relative mix of AUM and related fee rates. The market environment in recent quarters has led to a decline in asset prices, which in turn, negatively impacted our average AUM level across asset classes. To the extent the market condition deteriorates further, or we continue to see net outflows of Long-Term AUM, we would expect our Asset management revenue to continue to be negatively impacted.
See “Assets under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues were $13 million in the current quarter, representing an 88% decrease from the prior year quarter, primarily due to lower accrued carried interest across private funds, partially offset by mark-to-market gains in the current year quarter compared with losses in the prior year quarter on DCP investments and public investments.

Performance-based income and other revenues of $54 million in the current year period remained unchanged from the prior year period, as lower accrued carried interest across private funds was offset by mark-to-market gains in the current year period compared with losses in the prior year period on DCP investments and public investments.
Non-interest Expenses
Non-interest expenses of $1,111 million in the current quarter and $2,234 million in the current year period decreased 4% and 2%, respectively, from the prior year periods, primarily due to lower Compensation and benefits.
•Compensation and benefits expenses decreased in both the current quarter and current year period primarily due to lower expenses related to compensation associated with carried interest, partially offset by higher expenses related to DCP.
•Non-compensation expenses were relatively unchanged for the current year quarter and current year period.
Assets under Management or Supervision Rollforwards

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
March 31, 2023	$277	$175	$448	$900	$462	$1,362
Inflows	10	12	30	52	575	627
Outflows	(15)	(16)	(18)	(49)	(562)	(611)
Market Impact	20	1	17	38	4	42
Other[1]	(3)	(7)	5	(5)	(3)	(8)
June 30, 2023	$289	$165	$482	$936	$476	$1,412

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
March 31, 2022	$337	$195	$449	$981	$466	$1,447
Inflows	13	18	23	54	609	663
Outflows	(20)	(20)	(16)	(56)	(577)	(633)
Market Impact	(60)	(9)	(38)	(107)	(7)	(114)
Other	(5)	(3)	(3)	(11)	(1)	(12)
June 30, 2022	$265	$181	$415	$861	$490	$1,351

14	June 2023 Form 10-Q

Management’s Discussion and Analysis

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2022	$259	$173	$431	$863	$442	$1,305
Inflows	20	28	48	96	1,160	1,256
Outflows	(27)	(33)	(34)	(94)	(1,130)	(1,224)
Market Impact	41	5	32	78	10	88
Other[1]	(4)	(8)	5	(7)	(6)	(13)
June 30, 2023	$289	$165	$482	$936	$476	$1,412

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2021	$395	$207	$466	$1,068	$497	$1,565
Inflows	32	37	50	119	1,103	1,222
Outflows	(46)	(42)	(45)	(133)	(1,100)	(1,233)
Market Impact	(108)	(16)	(52)	(176)	(9)	(185)
Other	(8)	(5)	(4)	(17)	(1)	(18)
June 30, 2022	$265	$181	$415	$861	$490	$1,351
1.In the current quarter, our Retail Municipal and Corporate Fixed Income business (“FIMS”) was combined with our Parametric retail customized solutions business. The impact of the change is a $6 billion movement of end of period AUM from Fixed Income to the Alternatives and Solutions asset class included in Other as of June 30, 2023.
Average AUM

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2023	2022	2023	2022
Equity	$280	$298	$275	$325
Fixed income	170	189	172	195
Alternatives and Solutions	459	432	451	442
Long-term AUM subtotal	909	919	898	962
Liquidity and Overlay Services	467	469	454	473
Total AUM	$1,376	$1,388	$1,352	$1,435
Average Fee Rates1

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2023	2022	2023	2022
Equity	71	69	71	70
Fixed income	35	36	35	36
Alternatives and Solutions	32	34	33	34
Long-term AUM	45	46	45	47
Liquidity and Overlay Services	12	12	13	10
Total AUM	34	35	$34	$35
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

June 2023 Form 10-Q	15

Management’s Discussion and Analysis
Supplemental Financial Information
U.S. Bank Subsidiaries
Our U.S. bank subsidiaries, Morgan Stanley Bank N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (together, “U.S. Bank Subsidiaries”), accept deposits, provide loans to a variety of customers, including large corporate and institutional clients as well as high to ultra-high net worth individuals, and invest in securities. Lending activity in the U.S. Bank Subsidiaries from the Institutional Securities business segment primarily includes Secured lending facilities, Commercial real estate and Corporate loans. Lending activity in the U.S. Bank Subsidiaries from the Wealth Management business segment primarily includes Securities-based lending, which allows clients to borrow money against the value of qualifying securities, and Residential real estate loans.
For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk.” For a further discussion about loans and lending commitments, see Notes 9 and 13 to the financial statements.
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At June 30, 2023	At December 31, 2022
Investment securities portfolio:
Investment securities—AFS	$64.4	$66.9
Investment securities—HTM	54.9	56.4
Total investment securities	$119.3	$123.3
Wealth Management Loans[2]
Residential real estate	$57.1	$54.4
Securities-based lending and Other[3]	87.6	91.7
Total, net of ACL	$144.7	$146.1
Institutional Securities Loans[2]
Corporate	$9.0	$6.9
Secured lending facilities	39.4	37.1
Commercial and Residential real estate	11.3	10.2
Securities-based lending and Other	4.7	6.0
Total, net of ACL	$64.4	$60.2
Total Assets	$385.6	$391.0
Deposits[4]	$342.5	$350.6
1.Amounts exclude transactions between the bank subsidiaries, as well as deposits from the Parent Company and affiliates.
2.For a further discussion of loans in the Wealth Management and Institutional Securities business segments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein.
3.Other loans primarily include tailored lending, which typically consist of bespoke lending arrangements provided to ultra-high net worth clients. These facilities are generally secured by eligible collateral.
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
We are currently evaluating the following accounting update; However, we do not expect a material impact on our financial condition or results of operations upon adoption:
•Investments—Tax Credit Structures. This accounting update permits an election to account for tax equity investments using the proportional amortization method if certain conditions are met. The update requires a separate accounting policy election to be made for each tax credit program. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received. The amortization of the investment and the income tax credits and other income tax benefits are recognized net in the income statement as a component of provision for income taxes. The update also requires disclosures of certain information that enable investors and other users of our financial statements to understand the nature of (i) the tax equity investments in projects that generate income tax credits and other income tax benefits from a program for which the proportional amortization method has been elected and (ii) the impact of the tax equity investments and related income tax credits on the financial condition and results of operations. The ASU will be effective January 1, 2024, with early adoption permitted.
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

16	June 2023 Form 10-Q

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
Total Assets by Business Segment

	At June 30, 2023
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$77,737	$27,083	$174	$104,994
Trading assets at fair value	318,131	5,321	5,002	328,454
Investment securities	34,830	116,962	—	151,792
Securities purchased under agreements to resell	85,071	12,843	—	97,914
Securities borrowed	138,042	1,084	—	139,126
Customer and other receivables	45,070	29,605	1,289	75,964
Loans[1]	71,097	144,711	4	215,812
Other assets[2]	14,807	25,018	11,030	50,855
Total assets	$784,785	$362,627	$17,499	$1,164,911

	At December 31, 2022
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$88,362	$39,539	$226	$128,127
Trading assets at fair value	294,884	1,971	4,460	301,315
Investment securities	40,481	119,450	—	159,931
Securities purchased under agreements to resell	102,511	11,396	—	113,907
Securities borrowed	132,619	755	—	133,374
Customer and other receivables	47,515	29,620	1,405	78,540
Loans[1]	67,676	146,105	4	213,785
Other assets[2]	15,789	24,469	10,994	51,252
Total assets	$789,837	$373,305	$17,089	$1,180,231
1.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheet (see Note 9 to the financial statements).
2.Other assets primarily includes Goodwill and Intangible assets, premises, equipment and software, ROU assets related to leases, other investments, and deferred tax assets.
A substantial portion of total assets consists of cash and cash equivalents, liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from market-making, financing and prime brokerage activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio. Total assets of $1,165 billion at June 30, 2023 were relatively unchanged from $1,180 billion at December 31, 2022.
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
At June 30, 2023 and December 31, 2022, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2023	March 31, 2023
Cash deposits with central banks	$60,876	$65,677
Unencumbered HQLA Securities[1]:
U.S. government obligations	124,357	132,225
U.S. agency and agency mortgage-backed securities	94,367	92,219
Non-U.S. sovereign obligations[2]	21,393	21,113
Other investment grade securities	715	694
Total HQLA[1]	$301,708	$311,928
Cash deposits with banks (non-HQLA)	9,016	9,267
Total Liquidity Resources	$310,724	$321,195
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered Japanese, French, U.K., Italian and Spanish government obligations.

June 2023 Form 10-Q	17

Management’s Discussion and Analysis
Liquidity Resources by Bank and Non-Bank Legal Entities

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2023	March 31, 2023
Bank legal entities
U.S.	$131,584	$140,029
Non-U.S.	7,384	6,651
Total Bank legal entities	138,968	146,680
Non-Bank legal entities
U.S.:
Parent Company	49,988	52,315
Non-Parent Company	58,402	58,027
Total U.S.	108,390	110,342
Non-U.S.	63,366	64,173
Total Non-Bank legal entities	171,756	174,515
Total Liquidity Resources	$310,724	$321,195
Liquidity Resources may fluctuate from period to period based on the overall size and composition of our balance sheet, the maturity profile of our unsecured debt, and estimates of funding needs in a stressed environment, among other factors.
Regulatory Liquidity Framework
Liquidity Coverage Ratio and Net Stable Funding Ratio
We and our U.S. Bank Subsidiaries are required to maintain a minimum LCR and NSFR of 100%.
The LCR rule requires large banking organizations to have sufficient Eligible HQLA to cover net cash outflows arising from significant stress over 30 calendar days, thus promoting the short-term resilience of the liquidity risk profile of banking organizations. In determining Eligible HQLA for LCR purposes, weightings (or asset haircuts) are applied to HQLA, and certain HQLA held in subsidiaries is excluded.
The NSFR rule requires large banking organizations to maintain an amount of available stable funding, which is their regulatory capital and liabilities subject to standardized weightings, equal to or greater than their required stable funding, which is their projected minimum funding needs, over a one-year time horizon. The NSFR rule is designed to strengthen the ability of such organizations to withstand disruptions to their regular sources of funding without compromising their liquidity position or contributing to instability in the financial system.
As of June 30, 2023, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2023	March 31, 2023
Eligible HQLA[1]
Cash deposits with central banks	$53,387	$58,133
Securities[2]	186,913	185,375
Total Eligible HQLA[1]	$240,300	$243,508
LCR	132%	135%
1.Under the LCR rule, Eligible HQLA is calculated using weightings and excluding certain HQLA held in subsidiaries.
2.Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
Net Stable Funding Ratio

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2023	March 31, 2023
Available stable funding	$556,203	$553,056
Required stable funding	472,130	467,923
NSFR	118%	118%
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
Our Corporate Treasury department (“Treasury”) allocates interest expense to our businesses based on the tenor and interest rate profile of the assets being funded. Treasury similarly allocates interest income to businesses carrying deposit products and other liabilities across the business based on the characteristics of those deposits and other liabilities.
Secured Financing
For a discussion of our secured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Secured Financing” in the 2022 Form 10-K.

18	June 2023 Form 10-Q

Management’s Discussion and Analysis
Collateralized Financing Transactions

$ in millions	At June 30, 2023	At December 31, 2022
Securities purchased under agreements to resell and Securities borrowed	$237,040	$247,281
Securities sold under agreements to repurchase and Securities loaned	$69,732	$78,213
Securities received as collateral[1]	$9,096	$9,954

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2023	December 31, 2022
Securities purchased under agreements to resell and Securities borrowed	$260,204	$261,627
Securities sold under agreements to repurchase and Securities loaned	$78,575	$77,268
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
Deposits

$ in millions	At June 30, 2023	At December 31, 2022
Savings and demand deposits:
Brokerage sweep deposits[1]	$160,838	$202,592
Savings and other	125,212	117,356
Total Savings and demand deposits	286,050	319,948
Time deposits	62,461	36,698
Total[2]	$348,511	$356,646
1.Amounts represent balances swept from client brokerage accounts.
2.Excludes approximately $6 billion of off-balance sheet deposits at unaffiliated financial institutions as of December 31, 2022 and none as of June 30, 2023. This client cash held by third parties is not reflected in our balance sheet and is not immediately available for liquidity purposes.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics relative to other sources of funding. Each category of deposits presented above has a different cost profile and clients may respond differently to changes in interest rates and other macroeconomic conditions. The decrease in total deposits in the current year period was primarily driven by a continued reduction in Brokerage sweep deposits, largely due to net outflows to alternative cash-equivalent and other products, partially offset by an increase in Time deposits and Savings.
Borrowings by Remaining Maturity at June 30, 20231

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$4,153	$4,153
Original maturities greater than one year
2023	$1,951	$4,350	$6,301
2024	13,421	12,334	25,755
2025	21,624	9,934	31,558
2026	23,852	8,268	32,120
2027	18,588	6,847	25,435
Thereafter	90,067	32,584	122,651
Total	$169,503	$74,317	$243,820
Total Borrowings	$169,503	$78,470	$247,973
Maturities over next 12 months[2]			$22,326
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $248 billion as of June 30, 2023 were largely unchanged when compared with $238 billion at December 31, 2022.
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

June 2023 Form 10-Q	19

Management’s Discussion and Analysis
transactions. When determining credit ratings, rating agencies consider both company-specific and industry-wide factors. See also “Risk Factors—Liquidity Risk” in the 2022 Form 10-K.
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at July 31, 2023

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
guidelines. In the future, we may expand or contract our capital base to address the changing needs of our businesses.
Common Stock Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except for per share data	2023	2022	2023	2022
Number of shares	12	33	28	64
Average price per share	$83.86	$82.05	$90.29	$88.29
Total	$1,000	$2,738	$2,500	$5,610
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein and Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	July 18, 2023
Amount per share	$0.850
Date to be paid	August 15, 2023
Shareholders of record as of	July 31, 2023
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
Regulatory Requirements
Regulatory Capital Framework
We are an FHC under the Bank Holding Company Act of 1956, as amended (“BHC Act”) and are subject to the

20	June 2023 Form 10-Q

Management’s Discussion and Analysis
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
Risk-Based Regulatory Capital Ratio Requirements

	At June 30, 2023 and December 31, 2022
	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	2.5%
SCB[1]	5.8%	N/A
G-SIB capital surcharge[2]	3.0%	3.0%
CCyB[3]	0%	0%
Capital buffer requirement	8.8%	5.5%
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

	Regulatory Minimum	At June 30, 2023 and December 31, 2022
		Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.3%	10.0%
Tier 1 capital ratio	6.0%	14.8%	11.5%
Total capital ratio	8.0%	16.8%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At June 30, 2023 and December 31, 2022, the differences between the actual and required ratios were lower under the Standardized Approach.
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

June 2023 Form 10-Q	21

Management’s Discussion and Analysis
Regulatory Capital Ratios

$ in millions	Required Ratio[1]	At June 30, 2023	At December 31, 2022
Risk-based capital— Standardized
Common Equity Tier 1 capital		$69,884	$68,670
Tier 1 capital		78,429	77,191
Total capital		89,586	86,575
Total RWA		449,815	447,849
Common Equity Tier 1 capital ratio	13.3%	15.5%	15.3%
Tier 1 capital ratio	14.8%	17.4%	17.2%
Total capital ratio	16.8%	19.9%	19.3%

$ in millions	Required Ratio[1]	At June 30, 2023	At December 31, 2022
Risk-based capital— Advanced
Common Equity Tier 1 capital		$69,884	$68,670
Tier 1 capital		78,429	77,191
Total capital		88,986	86,159
Total RWA		441,852	438,806
Common Equity Tier 1 capital ratio	10.0%	15.8%	15.6%
Tier 1 capital ratio	11.5%	17.8%	17.6%
Total capital ratio	13.5%	20.1%	19.6%

$ in millions	Required Ratio[1]	At June 30, 2023	At December 31, 2022
Leverage-based capital
Adjusted average assets[2]		$1,163,153	$1,150,772
Tier 1 leverage ratio	4.0%	6.7%	6.7%
Supplementary leverage exposure[3]		$1,418,662	$1,399,403
SLR	5.0%	5.5%	5.5%
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
Regulatory Capital

$ in millions	At June 30, 2023	At December 31, 2022	Change
Common Equity Tier 1 capital
Common stock and surplus	$785	$2,782	$(1,997)
Retained earnings	97,275	95,047	2,228
AOCI	(6,300)	(6,253)	(47)
Regulatory adjustments and deductions:
Net goodwill	(16,358)	(16,393)	35
Net intangible assets	(5,778)	(6,048)	270
Other adjustments and deductions[1]	260	(465)	725
Total Common Equity Tier 1 capital	$69,884	$68,670	$1,214
Additional Tier 1 capital
Preferred stock	$8,750	$8,750	$—
Noncontrolling interests	601	552	49
Additional Tier 1 capital	$9,351	$9,302	$49
Deduction for investments in covered funds	(806)	(781)	(25)
Total Tier 1 capital	$78,429	$77,191	$1,238
Standardized Tier 2 capital
Subordinated debt	$9,386	$7,846	$1,540
Eligible ACL	1,953	1,613	340
Other adjustments and deductions	(182)	(75)	(107)
Total Standardized Tier 2 capital	$11,157	$9,384	$1,773
Total Standardized capital	$89,586	$86,575	$3,011
Advanced Tier 2 capital
Subordinated debt	$9,386	$7,846	$1,540
Eligible credit reserves	1,353	1,197	156
Other adjustments and deductions	(182)	(75)	(107)
Total Advanced Tier 2 capital	$10,557	$8,968	$1,589
Total Advanced capital	$88,986	$86,159	$2,827
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

22	June 2023 Form 10-Q

Management’s Discussion and Analysis
RWA Rollforward

	Six Months Ended June 30, 2023
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2022	$397,275	$285,638
Change related to the following items:
Derivatives	(2,159)	573
Securities financing transactions	3,043	1,073
Investment securities	(841)	343
Commitments, guarantees and loans	(221)	4,666
Equity investments	1	7
Other credit risk	3,019	2,480
Total change in credit risk RWA	$2,842	$9,142
Balance at June 30, 2023	$400,117	$294,780
Market risk RWA
Balance at December 31, 2022	$50,574	$50,563
Change related to the following items:
Regulatory VaR	(894)	(894)
Regulatory stressed VaR	(2,320)	(2,320)
Incremental risk charge	(1,580)	(1,580)
Comprehensive risk measure	77	89
Specific risk	3,841	3,840
Total change in market risk RWA	$(876)	$(865)
Balance at June 30, 2023	$49,698	$49,698
Operational risk RWA
Balance at December 31, 2022	N/A	$102,605
Change in operational risk RWA	N/A	(5,231)
Balance at June 30, 2023	N/A	$97,374
Total RWA	$449,815	$441,852
Regulatory VaR—VaR for regulatory capital requirements

In the current year period, Credit risk RWA increased under both the Standardized and Advanced Approaches. Under the Standardized Approach, the increase was primarily due to higher Securities financing transactions and higher Other credit risk driven by higher securitizations and higher Deferred tax assets. Under the Advanced Approach, the increase was primarily due to growth in Corporate and Residential real estate lending, higher Derivatives and higher Other credit risk driven by higher Deferred tax assets and securitization.

Market risk RWA decreased in the current year period under both the Standardized and Advanced Approaches primarily due to lower Regulatory Stressed VaR driven by reduction in rates trading businesses and lower Incremental risk charge, partially offset by higher Specific risk charges on securitization and higher non-securitization standardized charges.

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
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At June 30, 2023	At December 31, 2022
External TLAC[2]			$247,139	$245,951
External TLAC as a % of RWA	18.0%	21.5%	54.9%	54.9%
External TLAC as a % of leverage exposure	7.5%	9.5%	17.4%	17.6%
Eligible LTD[3]			$161,256	$159,444
Eligible LTD as a % of RWA	9.0%	9.0%	35.8%	35.6%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	11.4%	11.4%
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
We are in compliance with all TLAC requirements as of June 30, 2023 and December 31, 2022.
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
For the 2023 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 5, 2023. On June 28, 2023, the Federal Reserve published summary results of its supervisory stress tests of each large BHC, in which the

June 2023 Form 10-Q	23

Management’s Discussion and Analysis
projected decline in our Common Equity Tier 1 ratio in the severely adverse scenario improved from the prior annual supervisory stress test by 50 basis points, from 4.6% to 4.1%. Following the publication of the supervisory stress test results, and as a result of the increase in our common stock dividend and the resulting dividend add-on, we announced that our SCB is expected to be 5.4% from October 1, 2023 through September 30, 2024. Together with other features of the regulatory capital framework, this SCB results in an aggregate Standardized Approach Common Equity Tier 1 ratio of 12.9%. Generally, our SCB is determined annually based on the results of the supervisory stress test.

We also disclosed a summary of the results of our company-run stress tests on our Investor Relations website and increased our quarterly common stock dividend to $0.85 per share from $0.775, beginning with the common stock dividend announced on July 18, 2023. Additionally, our Board of Directors reauthorized a multi-year common stock repurchase program of up to $20 billion, without a set expiration date, beginning in the third quarter of 2023, which will be exercised from time to time as conditions warrant.
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
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2023	2022	2023	2022
Institutional Securities	$45.6	$48.8	$45.6	$48.8
Wealth Management	28.8	31.0	28.8	31.0
Investment Management	10.4	10.6	10.4	10.6
Parent	6.8	3.9	6.6	5.1
Total	$91.6	$94.3	$91.4	$95.5
1.The attribution of average common equity to the business segments is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
We continue to evaluate our Required Capital framework with respect to the impact of evolving regulatory requirements, as appropriate.
Resolution and Recovery Planning
We are required to submit once every two years to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. We submitted our 2021 targeted resolution plan on June 30, 2021. In November 2022, we received joint feedback on our 2021 resolution plan from the Federal Reserve and the FDIC (“Agencies”). The feedback indicated that there are no shortcomings or deficiencies in our 2021 resolution plan and that we had successfully addressed a prior shortcoming identified by the Agencies in the review of our 2019 full resolution plan. We submitted our 2023 full resolution plan on June 30, 2023.
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

24	June 2023 Form 10-Q

Management’s Discussion and Analysis
“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Resolution and Recovery Planning” in the 2022 Form 10-K.
Regulatory Developments and Other Matters
Covered Funds Restrictions under the Volcker Rule
The Volcker Rule prohibits certain investments and relationships by banking entities with covered funds, as defined in the Volcker Rule. We previously received a one-year extension of the conformance date to July 21, 2023 for certain legacy illiquid funds. All of our legacy illiquid funds were fully conformed to the Volcker Rule’s requirements prior to the end of the extension period. For additional information on the Volcker Rule, see “Business—Supervision and Regulation—Financial Holding Company—Activities Restrictions Under the Volcker Rule” in the 2022 Form 10-K.
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
The publication of all tenors of U.S. dollar LIBOR on a representative basis ceased as of the end of June 2023. On March 15, 2022 the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. While some states have already adopted LIBOR legislation, the federal legislation expressly preempts any provision of any state or local law, statute, rule, regulation or standard. In addition, the UK FCA is requiring ICE Benchmark Administration to continue the publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a synthetic basis until the end of September 2024. This may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation to remain on synthetic U.S. dollar LIBOR until the end of this period.
As of June 30, 2023, our LIBOR-referenced contracts were primarily concentrated in derivative contracts and, to a lesser extent, loans, floating rate notes, preferred shares, securitizations and mortgages. A significant majority of our derivative contracts, and a majority of our non-derivative contracts, contain fallback provisions or otherwise had a path that allowed for the transition to an alternative reference rate following the cessation of the applicable LIBOR rate.
For the limited number of U.S. dollar LIBOR-linked contracts without a current market standard fallback, or to which the federal legislation does not apply, we executed appropriate transition plans in connection with the June 30, 2023 cessation date for the then-remaining U.S. dollar LIBOR tenors.
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
FDIC Proposed Rulemaking on Special Assessment
Following the recent failures of certain banks and resulting losses to the FDIC’s Deposit Insurance Fund, the FDIC approved a notice of proposed rulemaking on May 11, 2023 that would implement a special assessment to recover the cost associated with protecting uninsured depositors. Under the proposed rule, the assessment base for the special assessment would be equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The $5 billion exclusion would be applied once to the aggregate uninsured deposits of our U.S. Bank Subsidiaries. The FDIC is proposing to collect the special assessment at an annual rate of approximately 12.5 basis points over eight quarterly assessment periods, subject to change depending on any adjustments to the loss estimate, mergers, failures, or amendments to reported estimates of uninsured deposits. While we continue to assess the impact to our future operating results, we expect to record the impact of the proposed special assessment, estimated to be approximately $270 million under the current proposal, after the final rule is published in the Federal Register.

June 2023 Form 10-Q	25

Management’s Discussion and Analysis
Basel III Finalization Proposal
On July 27, 2023, the U.S. banking regulators proposed revisions to risk-based capital and related standards applicable to us and our U.S. Bank Subsidiaries (“Basel III Finalization Proposal”). The Basel III Finalization Proposal includes revised RWA methodologies that generally align with changes to the global Basel Accord adopted by the Basel Committee. The Basel Finalization Proposal includes a proposed effective date of July 1, 2025, with three-year transition arrangements until revised standards would be phased in on July 1, 2028. We continue to evaluate the Basel III Finalization Proposal and the potential impacts, if adopted, on our capital requirements and our Required Capital framework.
G-SIB Surcharge Proposal
On July 27, 2023, the Federal Reserve proposed revisions to the G-SIB capital surcharge framework applicable to us (“G-SIB Surcharge Proposal”). The G-SIB Surcharge Proposal includes various technical revisions to the G-SIB capital surcharge methodology and would revise the Method 2 G-SIB capital surcharge framework from 0.5-percentage point increments to 0.1-percentage point increments. The G-SIB Surcharge Proposal includes a proposed effective date two calendar quarters after the date of adoption of a final rule by the Federal Reserve. We continue to evaluate the G-SIB Surcharge Proposal and the potential impacts, if adopted, on our capital requirements and our Required Capital framework.

26	June 2023 Form 10-Q

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
95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	June 30, 2023
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$36	$36	$42	$31
Equity price	25	25	34	20
Foreign exchange rate	8	10	12	8
Commodity price	12	17	25	12
Less: Diversification benefit[2]	(33)	(40)	N/A	N/A
Primary Risk Categories	$48	$48	$56	$39
Credit Portfolio	23	22	23	20
Less: Diversification benefit[2]	(20)	(18)	N/A	N/A
Total Management VaR	$51	$52	$57	$46

	Three Months Ended
	March 31, 2023
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$32	$36	$43	$31
Equity price	29	25	31	16
Foreign exchange rate	10	10	18	6
Commodity price	21	24	35	16
Less: Diversification benefit[2]	(44)	(47)	N/A	N/A
Primary Risk Categories	$48	$48	$60	$39
Credit Portfolio	21	19	21	18
Less: Diversification benefit[2]	(19)	(12)	N/A	N/A
Total Management VaR	$50	$55	$72	$45
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

Average Total Management VaR for the current quarter decreased from the three months ended March 31, 2023, primarily driven by reduced exposure in the Commodity price risk category and lower market volatility. Average Management VaR for the Primary Risk Categories for the current quarter remained stable from the three months ended March 31, 2023.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy. There were three loss days in the current quarter, none of which exceeded 95% Total Management VaR.

June 2023 Form 10-Q	27

Risk Disclosures
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)

Number of Days
44
13
8
$45 to $50
$50 to $55
$55 to $60

Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
3
15
29
13
4
1
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
Credit Spread Risk Sensitivity1

$ in millions	At June 30, 2023	At March 31, 2023
Derivatives	$6	$6
Borrowings carried at fair value	43	42
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
Wealth Management Net Interest Income Sensitivity Analysis

$ in millions	At June 30, 2023	At March 31, 2023
Basis point change
+100	$532	$533
-100	(596)	(637)
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

28	June 2023 Form 10-Q

Risk Disclosures
interest income sensitivity to interest rates at June 30, 2023 was relatively unchanged from March 31, 2023.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At June 30, 2023	At March 31, 2023
Investments related to Investment Management activities	$458	$449
Other investments:
MUMSS	132	144
Other Firm investments	399	375
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
Loans and Lending Commitments

	At June 30, 2023
$ in millions	HFI	HFS	FVO[2]	Total
Institutional Securities:
Corporate	$6,835	$11,226	$—	$18,061
Secured lending facilities	37,795	3,597	—	41,392
Commercial and Residential real estate	8,674	436	3,364	12,474
Securities-based lending and Other	3,346	—	4,718	8,064
Total Institutional Securities	56,650	15,259	8,082	79,991
Wealth Management:
Residential real estate	57,215	24	—	57,239
Securities-based lending and Other	87,740	1	—	87,741
Total Wealth Management	144,955	25	—	144,980
Total Investment Management[1]	4	—	382	386
Total loans	201,609	15,284	8,464	225,357
ACL	(1,081)			(1,081)
Total loans, net of ACL	$200,528	$15,284	$8,464	$224,276
Lending commitments[3]				$145,890
Total exposure				$370,166

	At December 31, 2022
$ in millions	HFI	HFS	FVO[2]	Total
Institutional Securities:
Corporate	$6,589	$10,634	$—	$17,223
Secured lending facilities	35,606	3,176	6	38,788
Commercial and Residential real estate	8,515	926	2,548	11,989
Securities-based lending and Other	2,865	39	5,625	8,529
Total Institutional Securities	53,575	14,775	8,179	76,529
Wealth Management:
Residential real estate	54,460	4	—	54,464
Securities-based lending and Other	91,797	9	—	91,806
Total Wealth Management	146,257	13	—	146,270
Total Investment Management[1]	4	—	218	222
Total loans	199,836	14,788	8,397	223,021
ACL	(839)			(839)
Total loans, net of ACL	$198,997	$14,788	$8,397	$222,182
Lending commitments[3]				$136,960
Total exposure				$359,142
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

June 2023 Form 10-Q	29

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
Total loans and lending commitments increased by approximately $11 billion since December 31, 2022, primarily due to an increase in Secured lending facilities and Corporate lending within the Institutional Securities business segment.
See Notes 4, 5, 9 and 13 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$839
ACL—Lending Commitments	504
Total at December 31, 2022	$1,343
Gross charge-offs	(101)
Provision for credit losses	395
Other	6
Total at June 30, 2023	$1,643
ACL—Loans	$1,081
ACL—Lending commitments	562
Provision for Credit Losses by Business Segment

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
$ in millions	IS	WM	Total	IS	WM	Total
Loans	$74	$64	$138	$234	$105	$339
Lending commitments	23	—	23	52	4	56
Total	$97	$64	$161	$286	$109	$395
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
The allowance for credit losses for loans and lending commitments increased since December 31, 2022, primarily related to credit deterioration in Commercial real estate lending, mainly in the office sector, modest growth in certain loan portfolios and deterioration in the macroeconomic outlook.
The base scenario used in our ACL models as of June 30, 2023 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models, and assumes weak economic growth in 2023, followed by a gradual recovery in 2024. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product (“GDP”).
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2023	4Q 2024
Year-over-year growth rate	0.2%	1.5%
See Note 9 to the financial statements for further information. See Note 2 to the financial statements in the 2022 Form 10-K for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At June 30, 2023		At December 31, 2022
	IS	WM	IS	WM
Accrual	99.1%	99.9%	99.3%	99.9%
Nonaccrual[1]	0.9%	0.1%	0.7%	0.1%
1.These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.
Net Charge-off Ratios for Loans Held for Investment

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
For the Six Months Ended June 30, 2023
Net charge-off (recovery) ratio[1]	0.43%	—%	0.80%	—%	—%	0.05%
Average loans	$7,051	$36,883	$8,608	$55,476	$92,206	$200,224
For the Six Months Ended June 30, 2022
Net charge-off (recovery) ratio[1]	(0.07)%	0.01%	0.09%	—%	0.01%	0.01%
Average loans	$6,138	$31,777	$8,062	$47,158	$91,274	$184,409
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.

30	June 2023 Form 10-Q

Risk Disclosures
Institutional Securities Loans and Lending Commitments1

	At June 30, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$33	$—	$—	$—	$33
A	733	1,722	191	—	2,646
BBB	9,265	12,373	430	—	22,068
BB	10,989	16,257	1,537	228	29,011
Other NIG	7,857	11,066	2,761	179	21,863
Unrated[2]	65	776	257	2,460	3,558
Total loans, net of ACL	28,942	42,194	5,176	2,867	79,179
Lending commitments
AAA	—	50	—	—	50
AA	2,030	3,667	232	—	5,929
A	5,213	19,560	513	—	25,286
BBB	12,151	43,981	457	—	56,589
BB	3,255	18,701	1,348	445	23,749
Other NIG	1,004	13,916	438	3	15,361
Unrated[2]	2	94	47	7	150
Total lending commitments	23,655	99,969	3,035	455	127,114
Total exposure	$52,597	$142,163	$8,211	$3,322	$206,293

	At December 31, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$66	$—	$139	$—	$205
A	1,331	787	185	—	2,303
BBB	5,632	10,712	465	—	16,809
BB	11,045	19,219	796	162	31,222
Other NIG	7,274	10,249	3,945	139	21,607
Unrated[2]	95	924	624	2,066	3,709
Total loans, net of ACL	25,443	41,891	6,154	2,367	75,855
Lending commitments
AAA	—	50	—	—	50
AA	2,515	2,935	11	—	5,461
A	5,030	19,717	202	330	25,279
BBB	10,263	39,615	566	—	50,444
BB	3,691	17,656	1,416	96	22,859
Other NIG	1,173	13,872	530	—	15,575
Unrated[2]	—	20	—	3	23
Total lending commitments	22,672	93,865	2,725	429	119,691
Total exposure	$48,115	$135,756	$8,879	$2,796	$195,546
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At June 30, 2023	At December 31, 2022
Industry
Financials	$57,428	$54,222
Real estate	36,274	32,358
Industrials	15,423	14,557
Communications services	15,204	15,336
Information technology	14,303	13,790
Healthcare	11,818	12,353
Utilities	11,701	10,542
Consumer discretionary	11,664	11,592
Consumer staples	9,923	7,823
Energy	8,587	9,115
Insurance	6,170	5,925
Materials	6,130	6,102
Other	1,668	1,831
Total exposure	$206,293	$195,546
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial real estate and Securities-based lending and Other. As of June 30, 2023, over 90% of our total lending exposure, which consists of loans and lending commitments, is investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2022 Form 10-K.
Institutional Securities Event-Driven Loans and Lending Commitments

	At June 30, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,897	$1,346	$1,778	$6,021
Lending commitments	2,693	774	418	3,885
Total exposure	$5,590	$2,120	$2,196	$9,906

	At December 31, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,385	$1,441	$2,771	$6,597
Lending commitments	3,079	861	603	4,543
Total exposure	$5,464	$2,302	$3,374	$11,140
Event-driven loans and lending commitments are associated with an underwriting and/or syndication to finance a specific transaction, such as merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.

June 2023 Form 10-Q	31

Risk Disclosures
Institutional Securities Loans and Lending Commitments Held for Investment

	At June 30, 2023
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,835	$87,028	$93,863
Secured lending facilities	37,795	15,778	53,573
Commercial real estate	8,674	339	9,013
Securities-based lending and Other	3,346	1,009	4,355
Total, before ACL	$56,650	$104,154	$160,804
ACL	$(812)	$(538)	$(1,350)

	At December 31, 2022
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,589	$79,882	$86,471
Secured lending facilities	35,606	12,803	48,409
Commercial real estate	8,515	374	8,889
Securities-based lending and Other	2,865	985	3,850
Total, before ACL	$53,575	$94,044	$147,619
ACL	$(674)	$(484)	$(1,158)
Institutional Securities Commercial Real Estate Loans and Lending Commitments
By Region

	At June 30, 2023			At December 31, 2022
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Americas	$6,371	$340	$6,711	$6,320	$378	$6,698
EMEA	3,003	65	3,068	3,040	79	3,119
Asia	445	27	472	445	5	450
Total	$9,819	$432	$10,251	$9,805	$462	$10,267
By Property Type

	At June 30, 2023			At December 31, 2022
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Office	$3,930	$237	$4,167	$3,861	$301	$4,162
Industrial	2,384	37	2,421	2,561	25	2,586
Multifamily	1,642	79	1,721	1,889	85	1,974
Retail	1,073	7	1,080	659	6	665
Hotel	785	72	857	780	45	825
Other	5	—	5	55	—	55
Total	$9,819	$432	$10,251	$9,805	$462	$10,267
LC–Lending Commitments
1. Amounts include HFI, HFS and FVO loans and lending commitments. HFI loans are presented net of ACL.
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
As of June 30, 2023, our lending against commercial real estate (“CRE”) properties totaled $10.3 billion within the Institutional Securities business segment, which represents
5.0% of total exposure reflected in the Institutional Securities Loans and Lending Commitments table above. Those CRE loans are originated for experienced sponsors and are generally secured by specific institutional CRE properties. In many cases, loans are subsequently syndicated or securitized on a full or partial basis, reducing our ongoing exposure. In addition to the amounts included in the table above, we provide certain secured lending facilities which are collateralized by pooled CRE mortgage loans and are included in Secured lending facilities in the Institutional Securities Loans and Lending Commitments Held for Investment table above. These secured lending facilities benefit from structural protections including cross-collateralization and diversification across property types.
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	Commercial Real Estate	Other	Total
ACL—Loans	$235	$153	$275	$11	$674
ACL—Lending commitments	411	51	15	7	484
Total at December 31, 2022	$646	$204	$290	$18	$1,158
Gross charge-offs	(30)	—	(69)	(1)	(100)
Provision for credit losses	85	13	185	3	286
Other	4	—	1	1	6
Total at June 30, 2023	$705	$217	$407	$21	$1,350
ACL—Loans	$257	$156	$385	$14	$812
ACL—Lending commitments	448	61	22	7	538
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At June 30, 2023	At December 31, 2022
Corporate	3.8%	3.6%
Secured lending facilities	0.4%	0.4%
Commercial real estate	4.4%	3.2%
Securities-based lending and Other	0.4%	0.4%
Total Institutional Securities loans	1.4%	1.3%
Wealth Management Loans and Lending Commitments

	At June 30, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$77,189	$8,753	$1,503	$139	$87,584
Residential real estate loans	1	48	1,341	55,737	57,127
Total loans, net of ACL	$77,190	$8,801	$2,844	$55,876	$144,711
Lending commitments	14,405	4,017	20	334	18,776
Total exposure	$91,595	$12,818	$2,864	$56,210	$163,487

	At December 31, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$80,526	$9,371	$1,692	$140	$91,729
Residential real estate loans	1	32	1,375	52,968	54,376
Total loans, net of ACL	$80,527	$9,403	$3,067	$53,108	$146,105
Lending commitments	12,408	4,501	37	323	17,269
Total exposure	$92,935	$13,904	$3,104	$53,431	$163,374

32	June 2023 Form 10-Q

Risk Disclosures
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
Wealth Management Commercial Real Estate Loans and Lending Commitments by Property Type

	At June 30, 2023			At December 31, 2022
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Multifamily	$2,004	$150	$2,154	$1,661	$142	$1,803
Retail	2,131	20	2,151	2,135	6	2,141
Office	1,652	1	1,653	1,675	1	1,676
Hotel	416	—	416	419	—	419
Industrial	404	—	404	330	—	330
Other	164	10	174	183	10	193
Total	$6,771	$181	$6,952	$6,403	$159	$6,562
LC–Lending Commitments
1.Amounts include HFI loans and lending commitments. HFI loans are presented net of ACL.
As of June 30, 2023, our lending against CRE totaled $7.0 billion within the Wealth Management business segment, which represents 4.3% of total exposure reflected in the Wealth Management Loans and Lending Commitments table above, primarily included within Securities-based lending and Other. Such loans are originated through our private banking platform, are both secured and generally benefiting from full or partial guarantees from high or ultra-high net worth clients, which partially reduce associated credit risk. At both June 30, 2023 and December 31, 2022, greater than 95% of the CRE loans balance in the Wealth Management business segment received guarantees. All of our lending against CRE properties within Wealth Management are in the Americas region.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$165
ACL—Lending commitments	20
Total at December 31, 2022	$185
Gross charge-offs	(1)
Provision for credit losses	109
Total at June 30, 2023	$293
ACL—Loans	$269
ACL—Lending commitments	24
At June 30, 2023, more than 75% of Wealth Management residential real estate loans were to borrowers with
“Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At June 30, 2023	At December 31, 2022
Institutional Securities	$20,307	$16,591
Wealth Management	21,668	21,933
Total	$41,975	$38,524
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
Employee Loans
For information on employee loans and related ACL, see Note 9 to the financial statements.

June 2023 Form 10-Q	33

Risk Disclosures
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At June 30, 2023
Less than 1 year	$2,446	$17,919	$37,348	$31,974	$9,890	$99,577
1-3 years	1,392	12,251	16,482	16,989	7,971	55,085
3-5 years	707	10,567	7,096	8,609	4,109	31,088
Over 5 years	4,055	68,426	41,779	34,921	5,437	154,618
Total, gross	$8,600	$109,163	$102,705	$92,493	$27,407	$340,368
Counterparty netting	(3,953)	(96,038)	(74,035)	(71,891)	(15,902)	(261,819)
Cash and securities collateral	(2,872)	(11,939)	(24,279)	(13,298)	(5,866)	(58,254)
Total, net	$1,775	$1,186	$4,391	$7,304	$5,639	$20,295

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2022
Less than 1 year	$2,903	$18,166	$40,825	$32,373	$10,730	$104,997
1-3 years	1,818	8,648	17,113	19,365	6,974	53,918
3-5 years	655	6,834	8,632	9,105	4,049	29,275
Over 5 years	4,206	42,613	45,488	46,660	8,244	147,211
Total, gross	$9,582	$76,261	$112,058	$107,503	$29,997	$335,401
Counterparty netting	(4,037)	(60,451)	(79,334)	(85,786)	(17,415)	(247,023)
Cash and securities collateral	(3,632)	(13,402)	(28,776)	(14,457)	(5,198)	(65,465)
Total, net	$1,913	$2,408	$3,948	$7,260	$7,384	$22,913

$ in millions	At June 30, 2023	At December 31, 2022
Industry
Financials	$6,240	$6,294
Utilities	4,636	5,656
Regional governments	1,933	2,052
Industrials	1,205	1,433
Communications services	1,068	1,051
Energy	1,030	2,851
Consumer staples	793	687
Consumer Discretionary	729	290
Information technology	630	480
Healthcare	482	565
Materials	264	317
Sovereign governments	254	410
Insurance	213	185
Not-for-profit organizations	193	204
Real estate	123	95
Other	502	343
Total	$20,295	$22,913
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
Top 10 Non-U.S. Country Exposures at June 30, 2023

$ in millions	United Kingdom	Germany	France	China	Japan
Sovereign
Net inventory[1]	$(491)	$536	$596	$884	$(556)
Net counterparty exposure[2]	17	76	1	228	55
Exposure before hedges	(474)	612	597	1,112	(501)
Hedges[3]	(56)	(274)	(7)	(66)	(169)
Net exposure	$(530)	$338	$590	$1,046	$(670)
Non-sovereign
Net inventory[1]	$805	$287	$(208)	$2,225	$977
Net counterparty exposure[2]	7,812	3,081	3,600	129	4,355
Loans	7,101	1,113	825	510	303
Lending commitments	6,838	4,926	2,924	662	—
Exposure before hedges	22,556	9,407	7,141	3,526	5,635
Hedges[3]	(2,001)	(1,740)	(2,076)	(111)	(539)
Net exposure	$20,555	$7,667	$5,065	$3,415	$5,096
Total net exposure	$20,025	$8,005	$5,655	$4,461	$4,426

$ in millions	Brazil	Australia	Spain	India	Canada
Sovereign
Net inventory[1]	$3,031	$449	$709	$1,586	$301
Net counterparty exposure[2]	—	112	1	—	86
Exposure before hedges	3,031	561	710	1,586	387
Hedges[3]	(152)	—	(8)	—	—
Net exposure	$2,879	$561	$702	$1,586	$387
Non-sovereign
Net inventory[1]	$155	$476	$112	$941	$576
Net counterparty exposure[2]	583	600	430	939	867
Loans	396	1,554	2,073	124	420
Lending commitments	301	1,267	835	—	1,311
Exposure before hedges	1,435	3,897	3,450	2,004	3,174
Hedges[3]	(37)	(344)	(346)	—	(37)
Net exposure	$1,398	$3,553	$3,104	$2,004	$3,137
Total net exposure	$4,277	$4,114	$3,806	$3,590	$3,524
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

34	June 2023 Form 10-Q

Risk Disclosures
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held against Net Counterparty Exposure1

$ in millions		At June 30, 2023
Country of Risk	Collateral[2]
United Kingdom	U.K., U.S. and France	$8,852
Japan	Japan and U.S.	6,401
Other	France, Spain and U.S.	16,323
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at June 30, 2023.
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

June 2023 Form 10-Q	35

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of June 30, 2023, and the related condensed consolidated income statements, comprehensive income statements and statements of changes in total equity for the three-month and six-month periods ended June 30, 2023 and 2022, and the cash flow statements for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Firm as of December 31, 2022, and the related consolidated income statement, comprehensive income statement, cash flow statement and statement of changes in total equity for the year then ended (not presented herein) included in the Firm’s Annual Report on Form 10-K; and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP
New York, New York
August 3, 2023

36	June 2023 Form 10-Q

Consolidated Income Statement (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2023	2022	2023	2022
Revenues
Investment banking	$1,155	$1,150	$2,485	$2,908
Trading	3,802	3,597	8,279	7,580
Investments	95	23	240	98
Commissions and fees	1,090	1,220	2,329	2,636
Asset management	4,817	4,912	9,545	10,031
Other	488	(52)	740	182
Total non-interest revenues	11,447	10,850	23,618	23,435
Interest income	12,048	3,612	22,918	6,262
Interest expense	10,038	1,330	18,562	1,764
Net interest	2,010	2,282	4,356	4,498
Net revenues	13,457	13,132	27,974	27,933
Provision for credit losses	161	101	395	158
Non-interest expenses
Compensation and benefits	6,262	5,550	12,672	11,824
Brokerage, clearing and exchange fees	875	878	1,756	1,760
Information processing and communications	926	857	1,841	1,686
Professional services	767	757	1,477	1,462
Occupancy and equipment	471	430	911	857
Marketing and business development	236	220	483	395
Other	947	1,020	1,867	1,884
Total non-interest expenses	10,484	9,712	21,007	19,868
Income before provision for income taxes	2,812	3,319	6,572	7,907
Provision for income taxes	591	783	1,318	1,656
Net income	$2,221	$2,536	$5,254	$6,251
Net income applicable to noncontrolling interests	39	41	92	90
Net income applicable to Morgan Stanley	$2,182	$2,495	$5,162	$6,161
Preferred stock dividends	133	104	277	228
Earnings applicable to Morgan Stanley common shareholders	$2,049	$2,391	$4,885	$5,933
Earnings per common share
Basic	$1.25	$1.40	$2.98	$3.45
Diluted	$1.24	$1.39	$2.95	$3.41
Average common shares outstanding
Basic	1,635	1,704	1,640	1,718
Diluted	1,651	1,723	1,657	1,739
Consolidated Comprehensive Income Statement
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Net income	$2,221	$2,536	$5,254	$6,251
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(111)	(288)	(91)	(393)
Change in net unrealized gains (losses) on available-for-sale securities	(21)	(1,076)	491	(3,471)
Pension and other	(1)	3	(2)	8
Change in net debt valuation adjustment	(531)	1,152	(546)	1,812
Net change in cash flow hedges	(20)	—	(13)	—
Total other comprehensive income (loss)	$(684)	$(209)	$(161)	$(2,044)
Comprehensive income	$1,537	$2,327	$5,093	$4,207
Net income applicable to noncontrolling interests	39	41	92	90
Other comprehensive income (loss) applicable to noncontrolling interests	(95)	(90)	(114)	(125)
Comprehensive income applicable to Morgan Stanley	$1,593	$2,376	$5,115	$4,242

See Notes to Consolidated Financial Statements	37	June 2023 Form 10-Q

Consolidated Balance Sheet

$ in millions, except share data	(Unaudited) At June 30, 2023	At December 31, 2022
Assets
Cash and cash equivalents	$104,994	$128,127
Trading assets at fair value ($123,705 and $124,411 were pledged to various parties)	328,454	301,315
Investment securities:
Available-for-sale at fair value (amortized cost of $84,401 and $89,772)	79,567	84,297
Held-to-maturity (fair value of $61,962 and $65,006)	72,225	75,634
Securities purchased under agreements to resell (includes $9 and $8 at fair value)	97,914	113,907
Securities borrowed	139,126	133,374
Customer and other receivables	75,964	78,540
Loans:
Held for investment (net of allowance for credit losses of $1,081 and $839)	200,528	198,997
Held for sale	15,284	14,788
Goodwill	16,652	16,652
Intangible assets (net of accumulated amortization of $4,554 and $4,253)	7,322	7,618
Other assets	26,881	26,982
Total assets	$1,164,911	$1,180,231
Liabilities
Deposits (includes $5,981 and $4,796 at fair value)	$348,511	$356,646
Trading liabilities at fair value	147,043	154,438
Securities sold under agreements to repurchase (includes $1,129 and $864 at fair value)	56,363	62,534
Securities loaned	13,369	15,679
Other secured financings (includes $5,538 and $4,550 at fair value)	8,294	8,158
Customer and other payables	216,820	216,134
Other liabilities and accrued expenses	25,177	27,353
Borrowings (includes $87,825 and $78,720 at fair value)	247,973	238,058
Total liabilities	1,063,550	1,079,000
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,750	8,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,658,733,133 and 1,675,487,409	20	20
Additional paid-in capital	29,245	29,339
Retained earnings	97,151	94,862
Employee stock trusts	5,258	4,881
Accumulated other comprehensive income (loss)	(6,300)	(6,253)
Common stock held in treasury at cost, $0.01 par value (380,160,846 and 363,406,570 shares)	(28,480)	(26,577)
Common stock issued to employee stock trusts	(5,258)	(4,881)
Total Morgan Stanley shareholders’ equity	100,386	100,141
Noncontrolling interests	975	1,090
Total equity	101,361	101,231
Total liabilities and equity	$1,164,911	$1,180,231

June 2023 Form 10-Q	38	See Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Total Equity (Unaudited)

	Three Months Ended June 30, 2023		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Preferred Stock
Beginning and ending balance	$8,750	$7,750	$8,750	$7,750
Common Stock
Beginning and ending balance	20	20	20	20
Additional Paid-in Capital
Beginning balance	28,856	28,007	29,339	28,841
Share-based award activity	389	386	(94)	(448)
Other net increases (decreases)	—	1	—	1
Ending balance	29,245	28,394	29,245	28,394
Retained Earnings
Beginning balance	96,392	91,722	94,862	89,432
Net income applicable to Morgan Stanley	2,182	2,495	5,162	6,161
Preferred stock dividends[1]	(133)	(104)	(277)	(228)
Common stock dividends[1]	(1,292)	(1,221)	(2,597)	(2,473)
Other net increases (decreases)	2	(3)	1	(3)
Ending balance	97,151	92,889	97,151	92,889
Employee Stock Trusts
Beginning balance	5,343	4,975	4,881	3,955
Share-based award activity	(85)	(75)	377	945
Ending balance	5,258	4,900	5,258	4,900
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(5,711)	(4,902)	(6,253)	(3,102)
Net change in Accumulated other comprehensive income (loss)	(589)	(119)	(47)	(1,919)
Ending balance	(6,300)	(5,021)	(6,300)	(5,021)
Common Stock Held in Treasury at Cost
Beginning balance	(27,481)	(19,696)	(26,577)	(17,500)
Share-based award activity	98	97	1,402	1,582
Repurchases of common stock and employee tax withholdings	(1,097)	(2,837)	(3,305)	(6,518)
Ending balance	(28,480)	(22,436)	(28,480)	(22,436)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(5,343)	(4,975)	(4,881)	(3,955)
Share-based award activity	85	75	(377)	(945)
Ending balance	(5,258)	(4,900)	(5,258)	(4,900)
Noncontrolling Interests
Beginning balance	1,128	1,174	1,090	1,157
Net income applicable to noncontrolling interests	39	41	92	90
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(95)	(90)	(114)	(125)
Other net increases (decreases)	(97)	(59)	(93)	(56)
Ending balance	975	1,066	975	1,066
Total Equity	$101,361	$102,662	$101,361	$102,662
1.See Note 16 for information regarding dividends per share for each class of stock.

See Notes to Consolidated Financial Statements	39	June 2023 Form 10-Q

Consolidated Cash Flow Statement (Unaudited)

	Six Months Ended June 30,
$ in millions	2023	2022
Cash flows from operating activities
Net income	$5,254	$6,251
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	981	849
Depreciation and amortization	1,862	1,863
Provision for credit losses	395	158
Other operating adjustments	116	356
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(31,849)	(15,183)
Securities borrowed	(5,752)	(8,795)
Securities loaned	(2,310)	1,486
Customer and other receivables and other assets	3,032	13,193
Customer and other payables and other liabilities	(1,082)	11,719
Securities purchased under agreements to resell	15,993	(736)
Securities sold under agreements to repurchase	(6,171)	3,991
Net cash provided by (used for) operating activities	(19,531)	15,152
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software	(1,570)	(1,451)
Changes in loans, net	(1,654)	(18,525)
AFS securities:
Purchases	(6,413)	(18,623)
Proceeds from sales	4,739	21,368
Proceeds from paydowns and maturities	6,890	8,444
HTM securities:
Purchases	—	(4,910)
Proceeds from paydowns and maturities	3,386	5,662
Other investing activities	(178)	(334)
Net cash provided by (used for) investing activities	5,200	(8,369)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	(138)	(1,859)
Deposits	(8,134)	(7,807)
Proceeds from issuance of Borrowings	40,061	39,773
Payments for:
Borrowings	(34,259)	(19,514)
Repurchases of common stock and employee tax withholdings	(3,294)	(6,518)
Cash dividends	(2,785)	(2,618)
Other financing activities	(232)	(151)
Net cash provided by (used for) financing activities	(8,781)	1,306
Effect of exchange rate changes on cash and cash equivalents	(21)	(4,528)
Net increase (decrease) in cash and cash equivalents	(23,133)	3,561
Cash and cash equivalents, at beginning of period	128,127	127,725
Cash and cash equivalents, at end of period	$104,994	$131,286
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$19,162	$1,407
Income taxes, net of refunds	978	1,988

June 2023 Form 10-Q	40	See Notes to Consolidated Financial Statements

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
A description of the clients and principal products and services of each of the Firm’s business segments is as follows:
Institutional Securities provides a variety of products and services to corporations, governments, financial institutions and ultra-high net worth clients. Investment Banking services consist of capital raising and financial advisory services, including the underwriting of debt, equity securities and other products, as well as advice on mergers and acquisitions, restructurings and project finance. Our Equity and Fixed Income businesses include sales, financing, prime brokerage, market-making, Asia wealth management services and certain business-related investments. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending securities-based and other financing to customers. Other activities include research.
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
2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting

41	June 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
updates adopted in the prior year, see Note 2 to the financial statements in the 2022 Form 10-K.
During the six months ended June 30, 2023 there were no significant updates to the Firm’s significant accounting policies, other than for the accounting update adopted.
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
3. Cash and Cash Equivalents

$ in millions	At June 30, 2023	At December 31, 2022
Cash and due from banks	$5,690	$5,409
Interest bearing deposits with banks	99,304	122,718
Total Cash and cash equivalents	$104,994	$128,127
Restricted cash	$32,785	$35,380
For additional information on cash and cash equivalents, including restricted cash, see Note 2 to the financial statements in the 2022 Form 10-K.
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$51,900	$31,554	$—	$—	$83,454
Other sovereign government obligations	31,906	8,050	128	—	40,084
State and municipal securities	—	1,638	40	—	1,678
MABS	—	2,286	486	—	2,772
Loans and lending commitments[2]	—	6,064	2,400	—	8,464
Corporate and other debt	—	30,505	2,223	—	32,728
Corporate equities[3]	104,831	934	166	—	105,931
Derivative and other contracts:
Interest rate	3,851	197,854	650	—	202,355
Credit	—	9,710	403	—	10,113
Foreign exchange	46	93,501	191	—	93,738
Equity	2,118	50,969	367	—	53,454
Commodity and other	2,893	12,309	3,102	—	18,304
Netting[1]	(6,794)	(288,327)	(1,030)	(38,909)	(335,060)
Total derivative and other contracts	2,114	76,016	3,683	(38,909)	42,904
Investments[4]	697	742	968	—	2,407
Physical commodities	—	2,504	—	—	2,504
Total trading assets[4]	191,448	160,293	10,094	(38,909)	322,926
Investment securities—AFS	47,973	31,594	—	—	79,567
Securities purchased under agreements to resell	—	9	—	—	9
Total assets at fair value	$239,421	$191,896	$10,094	$(38,909)	$402,502

	At June 30, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$5,945	$36	$—	$5,981
Trading liabilities:
U.S. Treasury and agency securities	18,163	35	—	—	18,198
Other sovereign government obligations	29,309	2,878	4	—	32,191
Corporate and other debt	—	11,120	42	—	11,162
Corporate equities[3]	54,266	419	43	—	54,728
Derivative and other contracts:
Interest rate	3,067	191,901	601	—	195,569
Credit	—	10,124	307	—	10,431
Foreign exchange	40	88,388	163	—	88,591
Equity	2,601	57,894	1,142	—	61,637
Commodity and other	3,496	11,481	1,686	—	16,663
Netting[1]	(6,794)	(288,327)	(1,030)	(45,977)	(342,128)
Total derivative and other contracts	2,410	71,461	2,869	(45,977)	30,763
Total trading liabilities	104,148	85,913	2,958	(45,977)	147,042
Securities sold under agreements to repurchase	—	675	454	—	1,129
Other secured financings	—	5,448	90	—	5,538
Borrowings	—	86,038	1,787	—	87,825
Total liabilities at fair value	$104,148	$184,019	$5,325	$(45,977)	$247,515

June 2023 Form 10-Q	42

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$38,462	$42,263	$17	$—	$80,742
Other sovereign government obligations	24,644	4,769	169	—	29,582
State and municipal securities	—	1,503	145	—	1,648
MABS	—	1,774	416	—	2,190
Loans and lending commitments[2]	—	6,380	2,017	—	8,397
Corporate and other debt	—	23,351	2,096	—	25,447
Corporate equities[3]	97,869	1,019	116	—	99,004
Derivative and other contracts:
Interest rate	4,481	166,392	517	—	171,390
Credit	—	7,876	425	—	8,301
Foreign exchange	49	115,766	183	—	115,998
Equity	2,778	40,171	406	—	43,355
Commodity and other	5,609	21,152	3,701	—	30,462
Netting[1]	(9,618)	(258,821)	(1,078)	(55,777)	(325,294)
Total derivative and other contracts	3,299	92,536	4,154	(55,777)	44,212
Investments[4]	652	685	923	—	2,260
Physical commodities	—	2,379	—	—	2,379
Total trading assets[4]	164,926	176,659	10,053	(55,777)	295,861
Investment securities—AFS	53,866	30,396	35	—	84,297
Securities purchased under agreements to resell	—	8	—	—	8
Total assets at fair value	$218,792	$207,063	$10,088	$(55,777)	$380,166

	At December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$4,776	$20	$—	$4,796
Trading liabilities:
U.S. Treasury and agency securities	20,776	228	—	—	21,004
Other sovereign government obligations	23,235	2,688	3	—	25,926
Corporate and other debt	—	8,786	29	—	8,815
Corporate equities[3]	59,998	518	42	—	60,558
Derivative and other contracts:
Interest rate	3,446	161,044	668	—	165,158
Credit	—	7,987	315	—	8,302
Foreign exchange	89	113,383	117	—	113,589
Equity	3,266	46,923	1,142	—	51,331
Commodity and other	6,187	17,574	2,618	—	26,379
Netting[1]	(9,618)	(258,821)	(1,078)	(57,107)	(326,624)
Total derivative and other contracts	3,370	88,090	3,782	(57,107)	38,135
Total trading liabilities	107,379	100,310	3,856	(57,107)	154,438
Securities sold under agreements to repurchase	—	352	512	—	864
Other secured financings	—	4,459	91	—	4,550
Borrowings	—	77,133	1,587	—	78,720
Total liabilities at fair value	$107,379	$187,030	$6,066	$(57,107)	$243,368
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
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At June 30, 2023	At December 31, 2022
Secured lending facilities	$—	$6
Commercial Real Estate	917	528
Residential Real Estate	2,447	2,020
Securities-based lending and Other loans	5,100	5,843
Total	$8,464	$8,397
Unsettled Fair Value of Futures Contracts1

$ in millions	At June 30, 2023	At December 31, 2022
Customer and other receivables (payables), net	$1,492	$1,219
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

43	June 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
U.S. Treasury and agency securities
Beginning balance	$1	$8	$17	$2
Purchases	—	4	—	4
Sales	(1)	(3)	(17)	(2)
Net transfers	—	—	—	5
Ending balance	$—	$9	$—	$9
Unrealized gains (losses)	$—	$—	$—	$—
Other sovereign government obligations
Beginning balance	$196	$188	$169	$211
Realized and unrealized gains (losses)	3	—	6	—
Purchases	6	20	29	44
Sales	(44)	(45)	(73)	(104)
Net transfers	(33)	(2)	(3)	10
Ending balance	$128	$161	$128	$161
Unrealized gains (losses)	$—	$—	$4	$—
State and municipal securities
Beginning balance	$3	$—	$145	$13
Realized and unrealized gains (losses)	1	—	3	—
Purchases	45	—	50	—
Sales	(100)	—	(130)	—
Net transfers	91	29	(28)	16
Ending balance	$40	$29	$40	$29
Unrealized gains (losses)	$1	$—	$3	$—
MABS
Beginning balance	$454	$351	$416	$344
Realized and unrealized gains (losses)	7	(1)	15	(2)
Purchases	42	45	177	82
Sales	(44)	(62)	(160)	(149)
Net transfers	27	6	38	64
Ending balance	$486	$339	$486	$339
Unrealized gains (losses)	$7	$(2)	$14	$(2)
Loans and lending commitments
Beginning balance	$2,057	$3,141	$2,017	$3,806
Realized and unrealized gains (losses)	(34)	11	(70)	37
Purchases and originations	656	367	924	677
Sales	(256)	(382)	(290)	(618)
Settlements	(177)	(660)	(236)	(981)
Net transfers	154	30	55	(414)
Ending balance	$2,400	$2,507	$2,400	$2,507
Unrealized gains (losses)	$(57)	$6	$(86)	$21
Corporate and other debt
Beginning balance	$2,243	$1,753	$2,096	$1,973
Realized and unrealized gains (losses)	(43)	5	41	15
Purchases and originations	134	267	330	595
Sales	(239)	(360)	(401)	(548)
Settlements	—	(16)	—	(130)
Net transfers	128	464	157	208
Ending balance	$2,223	$2,113	$2,223	$2,113
Unrealized gains (losses)	$(31)	$7	$77	$11

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Corporate equities
Beginning balance	$144	$239	$116	$115
Realized and unrealized gains (losses)	(24)	—	(24)	(1)
Purchases	18	51	35	78
Sales	(22)	(87)	(30)	(72)
Net transfers	50	43	69	126
Ending balance	$166	$246	$166	$246
Unrealized gains (losses)	$(21)	$—	$(17)	$—
Investments
Beginning balance	$955	$1,120	$923	$1,125
Realized and unrealized gains (losses)	(11)	(111)	8	(135)
Purchases	100	27	147	46
Sales	(84)	(11)	(107)	(14)
Net transfers	8	2	(3)	5
Ending balance	$968	$1,027	$968	$1,027
Unrealized gains (losses)	$(16)	$(106)	$(2)	$(131)
Investment securities—AFS
Beginning balance	$—	$—	$35	$—
Realized and unrealized gains (losses)	—	(2)	1	(2)
Net transfers	—	40	(36)	40
Ending balance	$—	$38	$—	$38
Unrealized gains (losses)	$—	$(2)	$—	$(2)
Net derivatives: Interest rate
Beginning balance	$(217)	$634	$(151)	$708
Realized and unrealized gains (losses)	116	(275)	(174)	(533)
Purchases	2	2	8	—
Issuances	(6)	(3)	(4)	—
Settlements	32	(173)	282	(131)
Net transfers	122	(287)	88	(146)
Ending balance	$49	$(102)	$49	$(102)
Unrealized gains (losses)	$(30)	$(266)	$8	$(372)
Net derivatives: Credit
Beginning balance	$48	$93	$110	$98
Realized and unrealized gains (losses)	40	(21)	7	232
Purchases	—	8	—	—
Issuances	—	(7)	—	(3)
Settlements	(6)	94	(19)	(168)
Net transfers	14	23	(2)	31
Ending balance	$96	$190	$96	$190
Unrealized gains (losses)	$47	$(4)	$11	$224
Net derivatives: Foreign exchange
Beginning balance	$66	$(33)	$66	$52
Realized and unrealized gains (losses)	18	124	(40)	(13)
Purchases	—	4	—	—
Issuances	—	—	(2)	—
Settlements	19	(148)	38	(46)
Net transfers	(75)	(278)	(34)	(324)
Ending balance	$28	$(331)	$28	$(331)
Unrealized gains (losses)	$25	$123	$(32)	$7

June 2023 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Net derivatives: Equity
Beginning balance	$(777)	$(654)	$(736)	$(945)
Realized and unrealized gains (losses)	(100)	142	(50)	171
Purchases	57	28	99	28
Issuances	(208)	(69)	(320)	(52)
Settlements	68	167	97	290
Net transfers	185	(144)	135	(22)
Ending balance	$(775)	$(530)	$(775)	$(530)
Unrealized gains (losses)	$(102)	$113	$(115)	$289
Net derivatives: Commodity and other
Beginning balance	$1,599	$1,434	$1,083	$1,529
Realized and unrealized gains (losses)	195	359	604	187
Purchases	1	10	36	10
Issuances	(7)	(21)	(27)	(26)
Settlements	(126)	(384)	(205)	(238)
Net transfers	(246)	(54)	(75)	(118)
Ending balance	$1,416	$1,344	$1,416	$1,344
Unrealized gains (losses)	$39	$219	$287	$(174)
Deposits
Beginning balance	$29	$26	$20	$67
Issuances	14	2	19	2
Settlements	—	(2)	—	(6)
Net transfers	(7)	(7)	(3)	(44)
Ending balance	$36	$19	$36	$19
Unrealized losses (gains)	$—	$—	$—	$—
Nonderivative trading liabilities
Beginning balance	$160	$48	$74	$61
Realized and unrealized losses (gains)	—	—	(12)	(4)
Purchases	(82)	(43)	(127)	(48)
Sales	24	37	120	29
Net transfers	(13)	62	34	66
Ending balance	$89	$104	$89	$104
Unrealized losses (gains)	$(1)	$—	$(12)	$(4)
Securities sold under agreements to repurchase
Beginning balance	$514	$516	$512	$651
Realized and unrealized losses (gains)	(3)	(10)	7	(7)
Issuances	—	9	1	9
Settlements	—	(1)	(9)	(12)
Net transfers	(57)	—	(57)	(127)
Ending balance	$454	$514	$454	$514
Unrealized losses (gains)	$(4)	$(10)	$7	$(7)
Other secured financings
Beginning balance	$115	$120	$91	$403
Realized and unrealized losses (gains)	1	(4)	3	(6)
Issuances	2	4	43	31
Settlements	(28)	(8)	(47)	(313)
Net transfers	—	—	—	(3)
Ending balance	$90	$112	$90	$112
Unrealized losses (gains)	$1	$(4)	$3	$(6)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Borrowings
Beginning balance	$1,649	$2,399	$1,587	$2,157
Realized and unrealized losses (gains)	1	(312)	44	(476)
Issuances	257	158	512	308
Settlements	(52)	(183)	(181)	(215)
Net transfers	(68)	263	(175)	551
Ending balance	$1,787	$2,325	$1,787	$2,325
Unrealized losses (gains)	$(1)	$(306)	$26	$(479)
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	11	(63)	22	(96)
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
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2023	At December 31, 2022
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$128	$169
Comparable pricing:
Bond price	61 to 114 points (90 points)	57 to 124 points (89 points)
State and municipal securities	$40	$145
Comparable pricing:
Bond price	N/M	86 to 100 points (97 points)
MABS	$486	$416
Comparable pricing:
Bond price	0 to 89 points (65 points)	0 to 95 points (68 points)
Loans and lending commitments	$2,400	$2,017
Margin loan model:
Margin loan rate	2% to 4% (3%)	2% to 4% (3%)
Comparable pricing:
Loan price	89 to 104 points (98 points)	87 to 105 points (99 points)

45	June 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2023	At December 31, 2022
Corporate and other debt	$2,223	$2,096
Comparable pricing:
Bond price	51 to 138 points (89 points)	51 to 132 points (90 points)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Corporate equities	$166	$116
Comparable pricing:
Equity price	100%	100%
Investments	$968	$923
Discounted cash flow:
WACC	15% to 17% (16%)	15% to 17% (16%)
Exit multiple	9 to 17 times (14 times)	7 to 17 times (14 times)
Market approach:
EBITDA multiple	21 times	7 to 21 times (11 times)
Comparable pricing:
Equity price	24% to 100% (86%)	24% to 100% (89%)

Net derivative and other contracts:
Interest rate	$49	$(151)
Option model:
IR volatility skew	56% to 187% (81% / 84%)	105% to 130% (113% / 109%)
IR curve correlation	56% to 99% (82% / 86%)	47% to 100% (80% / 84%)
Bond volatility	1% to 2% (1% / 1%)	N/M
Inflation volatility	22% to 70% (44% / 38%)	22% to 65% (43% / 38%)
IR curve	N/M	4% to 5% (5% / 5%)
Credit	$96	$110
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 92 bps (48 points)	0 to 83 points (43 points)
Credit spread	10 to 453 bps (98 bps)	10 to 528 bps (115 bps)
Funding spread	18 to 590 bps (58 bps)	18 to 590 bps (93 bps)
Foreign exchange[2]	$28	$66
Option model:
IR curve	3% to 7% (5% / 6%)	-2% to 38% (8% / 4%)
Foreign exchange volatility skew	-1% to 13% (3% / 0%)	10% to 10% (10% / 10%)
Contingency probability	95% to 95% (95% / 95%)	95% to 95% (95% / 95%)
Equity[2]	$(775)	$(736)
Option model:
Equity volatility	7% to 94% (21%)	5% to 96% (25%)
Equity volatility skew	-2% to 0% (-1%)	-4% to 0% (-1%)
Equity correlation	9% to 97% (67%)	10% to 93% (71%)
FX correlation	-79% to 65% (-27%)	-79% to 65% (-26%)
IR correlation	10% to 30% (14%)	10% to 30% (-14%)
Commodity and other	$1,416	$1,083
Option model:
Forward power price	$1 to $332 ($35) per MWh	$1 to $292 ($43) per MWh
Commodity volatility	12% to 180% (35%)	12% to 169% (34%)
Cross-commodity correlation	57% to 100% (94%)	70% to 100% (94%)

Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2023	At December 31, 2022
Liabilities Measured at Fair Value on a Recurring Basis
Securities sold under agreements to repurchase	$454	$512
Discounted cash flow:
Funding spread	81 to 129 bps (100 bps)	96 to 165 bps (131 bps)
Other secured financings	$90	$91
Comparable pricing:
Loan price	23 to 100 points (78 points)	23 to 101 points (75 points)
Borrowings	$1,787	$1,587
Option model:
Equity volatility	11% to 71% (22%)	7% to 86% (23%)
Equity volatility skew	-2% to 0% (0%)	-2% to 0% (0%)
Equity correlation	41% to 95% (77%)	39% to 98% (86%)
Equity - FX correlation	-60% to 6% (-28%)	-50% to 0% (-21%)
IR curve correlation	56% to 92% (72% / 71%)	N/M
IR volatility skew	N/M	47% to 136% (74% / 59%)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$5,177	$6,610
Corporate loan model:
Credit spread	97 to 1236 bps (808 bps)	91 to 1276 bps (776 bps)
Comparable pricing:
Loan price	14 to 95 points (69 points)	36 to 80 points (65 points)
Warehouse model:
Credit spread	149 to 296 bps (249 bps)	110 to 319 bps (245 bps)
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

June 2023 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)
Net Asset Value Measurements
Fund Interests

	At June 30, 2023		At December 31, 2022
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,533	$564	$2,622	$638
Real estate	2,797	260	2,642	239
Hedge[1]	198	3	190	3
Total	$5,528	$827	$5,454	$880
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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at June 30, 2023
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,176	$996
5-10 years	1,289	1,756
Over 10 years	68	45
Total	$2,533	$2,797
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At June 30, 2023
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,447	$5,177	$9,624
Other assets—Other investments	—	2	2
Other assets—ROU assets	11	—	11
Total	$4,458	$5,179	$9,637
Liabilities
Other liabilities and accrued expenses—Lending commitments	$194	$71	$265
Total	$194	$71	$265

	At December 31, 2022
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,193	$6,610	$10,803
Other assets—Other investments	—	7	7
Other assets—ROU assets	4	—	4
Total	$4,197	$6,617	$10,814
Liabilities
Other liabilities and accrued expenses—Lending commitments	$275	$153	$428
Total	$275	$153	$428
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Assets
Loans[2]	$(87)	$(167)	$(116)	$(221)
Other assets—Other investments[3]	(1)	(4)	(1)	(6)
Other assets—Premises, equipment and software[4]	(1)	(1)	(4)	(2)
Other assets—ROU assets[5]	(10)	(4)	(10)	(6)
Total	$(99)	$(176)	$(131)	$(235)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$5	$(191)	$30	$(210)
Total	$5	$(191)	$30	$(210)
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
5.Losses related to Other Assets—ROU assets include impairments related to the discontinued leased properties.

47	June 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Financial Instruments Not Measured at Fair Value

	At June 30, 2023
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$104,994	$104,994	$—	$—	$104,994
Investment securities—HTM	72,225	25,127	35,806	1,029	61,962
Securities purchased under agreements to resell	97,905	—	95,212	2,655	97,867
Securities borrowed	139,126	—	139,126	—	139,126
Customer and other receivables	70,301	—	66,104	3,893	69,997
Loans[1]	215,812	—	27,491	180,696	208,187
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$342,530	$—	$342,206	$—	$342,206
Securities sold under agreements to repurchase	55,234	—	55,191	—	55,191
Securities loaned	13,369	—	13,365	—	13,365
Other secured financings	2,756	—	2,756	—	2,756
Customer and other payables	216,761	—	216,761	—	216,761
Borrowings	160,148	—	160,345	4	160,349
	Commitment Amount
Lending commitments[2]	$145,143	$—	$1,724	$839	$2,563

	At December 31, 2022
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$128,127	$128,127	$—	$—	$128,127
Investment securities—HTM	75,634	26,754	37,218	1,034	65,006
Securities purchased under agreements to resell	113,899	—	111,188	2,681	113,869
Securities borrowed	133,374	—	133,370	—	133,370
Customer and other receivables	73,248	—	69,268	3,664	72,932
Loans[1]	213,785	—	24,153	181,561	205,714
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$351,850	$—	$351,721	$—	$351,721
Securities sold under agreements to repurchase	61,670	—	61,620	—	61,620
Securities loaned	15,679	—	15,673	—	15,673
Other secured financings	3,608	—	3,608	—	3,608
Customer and other payables	216,018	—	216,018	—	216,018
Borrowings	159,338	—	157,780	4	157,784
	Commitment Amount
Lending commitments[2]	$136,241	$—	$1,789	$1,077	$2,866
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At June 30, 2023	At December 31, 2022
Business Unit Responsible for Risk Management
Equity	$44,901	$38,945
Interest rates	28,097	26,077
Commodities	11,274	10,717
Credit	2,048	1,564
Foreign exchange	1,505	1,417
Total	$87,825	$78,720
Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Trading revenues	$(513)	$7,672	$(4,891)	$12,327
Interest expense	119	64	227	136
Net revenues[1]	$(632)	$7,608	$(5,118)	$12,191
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended June 30,
	2023		2022
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(61)	$—	$(15)	$—
Lending commitments	—	—	(1)	—
Deposits	—	(76)	—	21
Borrowings	(3)	(625)	1	1,499

	Six Months Ended June 30,
	2023		2022
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(104)	$—	$9	$—
Lending commitments	11	—	(1)	—
Deposits	—	17	—	14
Borrowings	(9)	(742)	1	2,377

June 2023 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	At June 30, 2023	At December 31, 2022
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(1,182)	$(457)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At June 30, 2023	At December 31, 2022
Loans and other receivables[2]	$11,267	$11,916
Nonaccrual loans[2]	8,487	9,128
Borrowings[3]	4,291	5,203
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
Fair Value Loans on Nonaccrual Status

$ in millions	At June 30, 2023	At December 31, 2022
Nonaccrual loans	$433	$585
Nonaccrual loans 90 or more days past due	61	116
6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at June 30, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$31	$—	$—	$31
Foreign exchange	189	43	—	232
Total	220	43	—	263
Not designated as accounting hedges
Economic hedges of loans
Credit	2	55	—	57
Other derivatives
Interest rate	135,418	65,667	1,239	202,324
Credit	6,792	3,264	—	10,056
Foreign exchange	90,937	2,515	54	93,506
Equity	20,461	—	32,993	53,454
Commodity and other	14,994	—	3,310	18,304
Total	268,604	71,501	37,596	377,701
Total gross derivatives	$268,824	$71,544	$37,596	$377,964
Amounts offset
Counterparty netting	(192,033)	(69,786)	(35,352)	(297,171)
Cash collateral netting	(36,648)	(1,241)	—	(37,889)
Total in Trading assets	$40,143	$517	$2,244	$42,904
Amounts not offset[1]
Financial instruments collateral	(20,365)	—	—	(20,365)
Net amounts	$19,778	$517	$2,244	$22,539
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,021

	Liabilities at June 30, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$425	$—	$—	$425
Foreign exchange	101	40	—	141
Total	526	40	—	566
Not designated as accounting hedges
Economic hedges of loans
Credit	19	562	—	581
Other derivatives
Interest rate	128,890	65,366	888	195,144
Credit	6,593	3,257	—	9,850
Foreign exchange	85,470	2,921	59	88,450
Equity	29,578	—	32,059	61,637
Commodity and other	12,706	—	3,957	16,663
Total	263,256	72,106	36,963	372,325
Total gross derivatives	$263,782	$72,146	$36,963	$372,891
Amounts offset
Counterparty netting	(192,033)	(69,786)	(35,352)	(297,171)
Cash collateral netting	(42,666)	(2,291)	—	(44,957)
Total in Trading liabilities	$29,083	$69	$1,611	$30,763
Amounts not offset[1]
Financial instruments collateral	(3,181)	(20)	(14)	(3,215)
Net amounts	$25,902	$49	$1,597	$27,548
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				4,911

49	June 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Assets at December 31, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$62	$1	$—	$63
Foreign exchange	15	44	—	59
Total	77	45	—	122
Not designated as accounting hedges
Economic hedges of loans
Credit	2	59	—	61
Other derivatives
Interest rate	141,291	29,007	1,029	171,327
Credit	5,888	2,352	—	8,240
Foreign exchange	113,540	2,337	62	115,939
Equity	16,505	—	26,850	43,355
Commodity and other	24,298	—	6,164	30,462
Total	301,524	33,755	34,105	369,384
Total gross derivatives	$301,601	$33,800	$34,105	$369,506
Amounts offset
Counterparty netting	(214,773)	(32,250)	(32,212)	(279,235)
Cash collateral netting	(44,711)	(1,348)	—	(46,059)
Total in Trading assets	$42,117	$202	$1,893	$44,212
Amounts not offset[1]
Financial instruments collateral	(19,406)	—	—	(19,406)
Net amounts	$22,711	$202	$1,893	$24,806
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,318

	Liabilities at December 31, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$457	$4	$—	$461
Foreign exchange	550	101	—	651
Total	1,007	105	—	1,112
Not designated as accounting hedges
Economic hedges of loans
Credit	9	368	—	377
Other derivatives
Interest rate	135,661	28,581	455	164,697
Credit	5,535	2,390	—	7,925
Foreign exchange	110,322	2,512	104	112,938
Equity	23,138	—	28,193	51,331
Commodity and other	19,631	—	6,748	26,379
Total	294,296	33,851	35,500	363,647
Total gross derivatives	$295,303	$33,956	$35,500	$364,759
Amounts offset
Counterparty netting	(214,773)	(32,250)	(32,212)	(279,235)
Cash collateral netting	(45,884)	(1,505)	—	(47,389)
Total in Trading liabilities	$34,646	$201	$3,288	$38,135
Amounts not offset[1]
Financial instruments collateral	(2,545)	—	(1,139)	(3,684)
Net amounts	$32,101	$201	$2,149	$34,451
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,430
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
Notionals of Derivative Contracts

	Assets at June 30, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$113	$—	$113
Foreign exchange	10	2	—	12
Total	10	115	—	125
Not designated as accounting hedges
Economic hedges of loans
Credit	—	1	—	1
Other derivatives
Interest rate	3,996	9,262	638	13,896
Credit	202	131	—	333
Foreign exchange	3,709	205	10	3,924
Equity	526	—	422	948
Commodity and other	137	—	69	206
Total	8,570	9,599	1,139	19,308
Total gross derivatives	$8,580	$9,714	$1,139	$19,433

	Liabilities at June 30, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$220	$—	$222
Foreign exchange	5	2	—	7
Total	7	222	—	229
Not designated as accounting hedges
Economic hedges of loans
Credit	1	19	—	20
Other derivatives
Interest rate	4,000	9,048	383	13,431
Credit	208	127	—	335
Foreign exchange	3,697	159	24	3,880
Equity	585	—	574	1,159
Commodity and other	100	—	82	182
Total	8,591	9,353	1,063	19,007
Total gross derivatives	$8,598	$9,575	$1,063	$19,236

	Assets at December 31, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$2	$62	$—	$64
Foreign exchange	2	2	—	4
Total	4	64	—	68
Not designated as accounting hedges
Economic hedges of loans
Credit	—	3	—	3
Other derivatives
Interest rate	3,404	7,609	614	11,627
Credit	190	130	—	320
Foreign exchange	3,477	126	15	3,618
Equity	488	—	358	846
Commodity and other	141	—	59	200
Total	7,700	7,868	1,046	16,614
Total gross derivatives	$7,704	$7,932	$1,046	$16,682

June 2023 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at December 31, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$3	$187	$—	$190
Foreign exchange	12	2	—	14
Total	15	189	—	204
Not designated as accounting hedges
Economic hedges of loans
Credit	—	15	—	15
Other derivatives
Interest rate	3,436	7,761	497	11,694
Credit	199	125	—	324
Foreign exchange	3,516	123	35	3,674
Equity	488	—	552	1,040
Commodity and other	101	—	79	180
Total	7,740	8,024	1,163	16,927
Total gross derivatives	$7,755	$8,213	$1,163	$17,131
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 7 to the financial statements in the 2022 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
Fair value hedges—Recognized in Interest income
Interest rate contracts	$569	$396	$198	$1,191
Investment Securities—AFS	(565)	(373)	(184)	(1,124)
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(2,349)	$(4,017)	$(64)	$(10,250)
Deposits	38	30	(16)	118
Borrowings	2,316	3,972	75	10,127
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$95	$635	$6	$774
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	63	(36)	106	(77)
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$(25)	$—	$(18)	$—
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	(2)	—	(3)	—
Net change in cash flow hedges included within AOCI	(23)	—	(15)	—
1.For the current quarter ended June 30, 2023, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of June 30, 2023 is approximately $(14) million. The maximum length of time over which forecasted cash flows are hedged is 2 years.
Fair Value Hedges—Hedged Items

$ in millions	At June 30, 2023	At December 31, 2022
Investment Securities—AFS
Amortized cost basis currently or previously hedged	$33,301	$34,073
Basis adjustments included in amortized cost[1]	$(1,629)	$(1,628)
Deposits
Carrying amount currently or previously hedged	$8,333	$3,735
Basis adjustments included in carrying amount[1]	$(103)	$(119)
Borrowings
Carrying amount currently or previously hedged	$146,393	$146,025
Basis adjustments included in carrying amount—Outstanding hedges	$(12,844)	$(12,748)
Basis adjustments included in carrying amount—Terminated hedges	$(682)	$(715)
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2023	2022	2023	2022
Recognized in Other revenues
Credit contracts[1]	$(84)	$153	$(226)	$204
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At June 30, 2023	At December 31, 2022
Net derivative liabilities with credit risk-related contingent features	$18,097	$20,287
Collateral posted	12,244	12,268
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At June 30, 2023
One-notch downgrade	$504
Two-notch downgrade	350
Bilateral downgrade agreements included in the amounts above[1]	$749
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

51	June 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers.
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at June 30, 2023
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$16	$31	$37	$10	$94
Non-investment grade	7	15	19	3	44
Total	$23	$46	$56	$13	$138
Index and basket CDS
Investment grade	$3	$9	$11	$—	$23
Non-investment grade	11	20	114	22	167
Total	$14	$29	$125	$22	$190
Total CDS sold	$37	$75	$181	$35	$328
Other credit contracts	—	—	—	3	3
Total credit protection sold	$37	$75	$181	$38	$331
CDS protection sold with identical protection purchased					$276

	Years to Maturity at December 31, 2022
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$12	$29	$29	$9	$79
Non-investment grade	5	13	16	2	36
Total	$17	$42	$45	$11	$115
Index and basket CDS
Investment grade	$3	$13	$37	$3	$56
Non-investment grade	8	17	108	19	152
Total	$11	$30	$145	$22	$208
Total CDS sold	$28	$72	$190	$33	$323
Other credit contracts	—	—	—	—	—
Total credit protection sold	$28	$72	$190	$33	$323
CDS protection sold with identical protection purchased					$262
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At June 30, 2023	At December 31, 2022
Single-name CDS
Investment grade	$1,446	$762
Non-investment grade	(776)	(808)
Total	$670	$(46)
Index and basket CDS
Investment grade	$1,008	$859
Non-investment grade	(1,655)	(1,812)
Total	$(647)	$(953)
Total CDS sold	$23	$(999)
Other credit contracts	178	(1)
Total credit protection sold	$201	$(1,000)
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At June 30, 2023	At December 31, 2022
Single name	$166	$140
Index and basket	163	173
Tranched index and basket	32	26
Total	$361	$339

	Fair Value Asset (Liability)
$ in millions	At June 30, 2023	At December 31, 2022
Single name	$(1,011)	$(33)
Index and basket	1,171	1,248
Tranched index and basket	(651)	(217)
Total	$(491)	$998
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
7. Investment Securities
AFS and HTM Securities

	At June 30, 2023
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$49,615	$34	$1,676	$47,973
U.S. agency securities[2]	26,778	1	2,733	24,046
Agency CMBS	5,859	2	467	5,394
State and municipal securities	1,099	43	9	1,133
FFELP student loan ABS[3]	1,050	—	29	1,021
Total AFS securities	84,401	80	4,914	79,567
HTM securities
U.S. Treasury securities	26,845	—	1,718	25,127
U.S. agency securities[2]	42,494	—	8,225	34,269
Agency CMBS	1,692	—	155	1,537
Non-agency CMBS	1,194	—	165	1,029
Total HTM securities	72,225	—	10,263	61,962
Total investment securities	$156,626	$80	$15,177	$141,529

June 2023 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2022
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$56,103	$17	$2,254	$53,866
U.S. agency securities[2]	23,926	1	2,753	21,174
Agency CMBS	5,998	—	470	5,528
State and municipal securities	2,598	71	42	2,627
FFELP student loan ABS[3]	1,147	—	45	1,102
Total AFS securities	89,772	89	5,564	84,297
HTM securities
U.S. Treasury securities	28,599	—	1,845	26,754
U.S. agency securities[2]	44,038	—	8,487	35,551
Agency CMBS	1,819	—	152	1,667
Non-agency CMBS	1,178	—	144	1,034
Total HTM securities	75,634	—	10,628	65,006
Total investment securities	$165,406	$89	$16,192	$149,303
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
AFS Securities in an Unrealized Loss Position

	At June 30, 2023		At December 31, 2022
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$18,829	$927	$42,144	$1,711
12 months or longer	21,602	749	11,454	543
Total	40,431	1,676	53,598	2,254
U.S. agency securities
Less than 12 months	6,961	99	13,662	1,271
12 months or longer	16,638	2,634	7,060	1,482
Total	23,599	2,733	20,722	2,753
Agency CMBS
Less than 12 months	4,207	227	5,343	448
12 months or longer	1,111	240	185	22
Total	5,318	467	5,528	470
State and municipal securities
Less than 12 months	120	—	2,106	40
12 months or longer	393	9	65	2
Total	513	9	2,171	42
FFELP student loan ABS
Less than 12 months	162	4	627	23
12 months or longer	859	25	476	22
Total	1,021	29	1,103	45
Total AFS securities in an unrealized loss position
Less than 12 months	30,279	1,257	63,882	3,493
12 months or longer	40,603	3,657	19,240	2,071
Total	$70,882	$4,914	$83,122	$5,564
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
As of June 30, 2023 and December 31, 2022, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at June 30, 2023 and December 31, 2022 reflect an ACL of $39 million and $34 million, respectively, predominantly related to Non-agency CMBS. See Note 2 in the 2022 Form 10-K for a description of the ACL methodology used for HTM Securities. As of June 30, 2023 and December 31, 2022, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.
Investment Securities by Contractual Maturity

	At June 30, 2023
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$15,210	$14,891	1.1%
After 1 year through 5 years	33,721	32,397	1.4%
After 5 years through 10 years	684	685	3.7%
Total	49,615	47,973
U.S. agency securities:
Due within 1 year	23	22	(0.3)%
After 1 year through 5 years	479	443	1.5%
After 5 years through 10 years	613	555	1.8%
After 10 years	25,663	23,026	3.4%
Total	26,778	24,046
Agency CMBS:
After 1 year through 5 years	1,898	1,810	1.8%
After 5 years through 10 years	2,725	2,579	2.1%
After 10 years	1,236	1,005	1.3%
Total	5,859	5,394
State and municipal securities:
Due within 1 year	3	3	5.0%
After 1 year through 5 years	24	24	2.4%
After 5 years through 10 years	19	21	4.3%
After 10 Years	1,053	1,085	3.9%
Total	1,099	1,133
FFELP student loan ABS:
After 1 year through 5 years	106	102	5.8%
After 5 years through 10 years	109	105	5.7%
After 10 years	835	814	6.1%
Total	1,050	1,021
Total AFS securities	84,401	79,567	2.1%

53	June 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At June 30, 2023
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	7,806	7,650	1.9%
After 1 year through 5 years	13,615	12,764	1.8%
After 5 years through 10 years	3,865	3,533	2.4%
After 10 years	1,559	1,180	2.3%
Total	26,845	25,127
U.S. agency securities:
After 1 year through 5 years	7	7	1.8%
After 5 years through 10 years	331	302	2.1%
After 10 years	42,156	33,960	1.8%
Total	42,494	34,269
Agency CMBS:
Due within 1 year	329	326	1.0%
After 1 year through 5 years	1,114	1,011	1.4%
After 5 years through 10 years	119	98	1.4%
After 10 years	130	102	1.6%
Total	1,692	1,537
Non-agency CMBS:
Due within 1 year	192	185	4.0%
After 1 year through 5 years	282	253	4.3%
After 5 years through 10 years	686	561	3.7%
After 10 years	34	30	3.6%
Total	1,194	1,029
Total HTM securities	72,225	61,962	1.9%
Total investment securities	156,626	141,529	2.0%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At June 30, 2023, the annualized average yield, including the interest rate swap accrual of related hedges, was 1.1% for AFS securities contractually maturing within 1 year and 2.9% for all AFS securities.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Gross realized gains	$7	$24	$51	$150
Gross realized (losses)	(17)	(6)	(20)	(88)
Total[1]	$(10)	$18	$31	$62
1.Realized gains and losses are recognized in Other revenues in the income statement.
8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At June 30, 2023
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$209,804	$(111,890)	$97,914	$(94,398)	$3,516
Securities borrowed	156,774	(17,648)	139,126	(135,147)	3,979
Liabilities
Securities sold under agreements to repurchase	$168,253	$(111,890)	$56,363	$(52,023)	$4,340
Securities loaned	31,017	(17,648)	13,369	(13,261)	108
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,837
Securities borrowed					768
Securities sold under agreements to repurchase					3,027
Securities loaned					102

	At December 31, 2022
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$240,355	$(126,448)	$113,907	$(109,902)	$4,005
Securities borrowed	145,340	(11,966)	133,374	(128,073)	5,301
Liabilities
Securities sold under agreements to repurchase	$188,982	$(126,448)	$62,534	$(57,395)	$5,139
Securities loaned	27,645	(11,966)	15,679	(15,199)	480
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,696
Securities borrowed					624
Securities sold under agreements to repurchase					3,861
Securities loaned					250
1.Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
For further discussion of the Firm’s collateralized transactions, see Notes 2 and 9 to the financial statements in the 2022 Form 10-K. For information related to offsetting of derivatives, see Note 6.
Gross Secured Financing Balances by Remaining Contractual Maturity

	At June 30, 2023
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$63,534	$51,535	$17,417	$35,767	$168,253
Securities loaned	18,844	39	932	11,202	31,017
Total included in the offsetting disclosure	$82,378	$51,574	$18,349	$46,969	$199,270
Trading liabilities— Obligation to return securities received as collateral	19,333	—	—	—	19,333
Total	$101,711	$51,574	$18,349	$46,969	$218,603

June 2023 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2022
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$54,551	$77,359	$20,586	$36,486	$188,982
Securities loaned	15,150	882	1,984	9,629	27,645
Total included in the offsetting disclosure	$69,701	$78,241	$22,570	$46,115	$216,627
Trading liabilities— Obligation to return securities received as collateral	22,880	—	—	—	22,880
Total	$92,581	$78,241	$22,570	$46,115	$239,507
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At June 30, 2023	At December 31, 2022
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$47,604	$57,761
Other sovereign government obligations	87,987	98,839
Corporate equities	19,371	19,340
Other	13,291	13,042
Total	$168,253	$188,982
Securities loaned
Other sovereign government obligations	$916	$862
Corporate equities	29,461	26,289
Other	640	494
Total	$31,017	$27,645
Total included in the offsetting disclosure	$199,270	$216,627
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$19,287	$22,833
Other	46	47
Total	$19,333	$22,880
Total	$218,603	$239,507
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At June 30, 2023	At December 31, 2022
Trading assets	$30,663	$34,524
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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At June 30, 2023	At December 31, 2022
Collateral received with right to sell or repledge	$674,314	$637,941
Collateral that was sold or repledged[1]	515,526	486,820
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
Securities Segregated for Regulatory Purposes

$ in millions	At June 30, 2023	At December 31, 2022
Segregated securities[1]	$22,938	$32,254
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Customer Margin and Other Lending

$ in millions	At June 30, 2023	At December 31, 2022
Margin and other lending	$41,975	$38,524
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
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 12.

55	June 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At June 30, 2023
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,835	$11,226	$18,061
Secured lending facilities	37,795	3,597	41,392
Commercial real estate	8,674	436	9,110
Residential real estate	57,215	24	57,239
Securities-based lending and Other loans	91,090	1	91,091
Total loans	201,609	15,284	216,893
ACL	(1,081)		(1,081)
Total loans, net	$200,528	$15,284	$215,812
Loans to non-U.S. borrowers, net			$25,839

	At December 31, 2022
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,589	$10,634	$17,223
Secured lending facilities	35,606	3,176	38,782
Commercial real estate	8,515	926	9,441
Residential real estate	54,460	4	54,464
Securities-based lending and Other loans	94,666	48	94,714
Total loans	199,836	14,788	214,624
ACL	(839)		(839)
Total loans, net	$198,997	$14,788	$213,785
Loans to non-U.S. borrowers, net			$23,651
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 10 to the financial statements in the 2022 Form 10-K.
Loans by Interest Rate Type

	At June 30, 2023		At December 31, 2022
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$—	$18,061	$—	$17,223
Secured lending facilities	—	41,392	—	38,782
Commercial real estate	200	8,910	204	9,237
Residential real estate	26,942	30,297	24,903	29,561
Securities-based lending and Other loans	22,778	68,313	24,077	70,637
Total loans, before ACL	$49,920	$166,973	$49,184	$165,440
See Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.
Loans Held for Investment before Allowance by Origination Year

	At June 30, 2023			At December 31, 2022
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$2,621	$3,708	$6,329	$2,554	$3,456	$6,010
2023	8	—	8
2022	—	169	169	6	107	113
2021	15	103	118	—	139	139
2020	—	59	59	—	58	58
2019	—	152	152	—	154	154
Prior	—	—	—	115	—	115
Total	$2,644	$4,191	$6,835	$2,675	$3,914	$6,589

	At June 30, 2023			At December 31, 2022
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$11,300	$19,419	$30,719	$9,445	$21,243	$30,688
2023	1,548	551	2,099
2022	1,092	1,725	2,817	1,135	1,336	2,471
2021	264	202	466	254	208	462
2020	—	87	87	—	98	98
2019	60	379	439	60	486	546
Prior	207	961	1,168	215	1,126	1,341
Total	$14,471	$23,324	$37,795	$11,109	$24,497	$35,606

	At June 30, 2023			At December 31, 2022
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$—	$175	$175	$—	$204	$204
2023	—	526	526
2022	368	2,068	2,436	379	2,201	2,580
2021	227	1,660	1,887	239	1,609	1,848
2020	—	748	748	—	728	728
2019	399	1,294	1,693	659	1,152	1,811
Prior	104	1,105	1,209	211	1,133	1,344
Total	$1,098	$7,576	$8,674	$1,488	$7,027	$8,515

	At June 30, 2023
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$88	$30	$5	$123	$—	$123
2023	3,604	735	115	3,963	491	4,454
2022	11,195	2,472	396	12,945	1,118	14,063
2021	11,350	2,431	252	13,088	945	14,033
2020	7,098	1,474	106	8,235	443	8,678
2019	4,065	912	134	4,799	312	5,111
Prior	8,054	2,357	342	9,913	840	10,753
Total	$45,454	$10,411	$1,350	$53,066	$4,149	$57,215

	At December 31, 2022
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$90	$29	$5	$124	$—	$124
2022	11,481	2,533	411	13,276	1,149	14,425
2021	11,604	2,492	257	13,378	975	14,353
2020	7,292	1,501	115	8,452	456	8,908
2019	4,208	946	137	4,968	323	5,291
2018	1,635	447	52	1,965	169	2,134
Prior	6,853	2,072	300	8,492	733	9,225
Total	$43,163	$10,020	$1,277	$50,655	$3,805	$54,460

June 2023 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

	At June 30, 2023
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$73,229	$5,689	$1,077	$79,995
2023	647	318	262	1,227
2022	1,537	909	701	3,147
2021	644	428	340	1,412
2020	—	517	387	904
2019	14	922	557	1,493
Prior	202	1,588	1,122	2,912
Total	$76,273	$10,371	$4,446	$91,090

	December 31, 2022
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$77,115	$5,760	$1,480	$84,355
2022	1,425	1,572	269	3,266
2021	725	525	223	1,473
2020	—	580	418	998
2019	16	913	644	1,573
2018	202	268	304	774
Prior	—	1,581	646	2,227
Total	$79,483	$11,199	$3,984	$94,666
IG—Investment Grade
NIG—Non-investment Grade
1. Securities-based loans are subject to collateral maintenance provisions, and at June 30, 2023 and December 31, 2022, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2022 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment.
Past Due Loans Held for Investment before Allowance1

$ in millions	At June 30, 2023	At December 31, 2022
Corporate	$46	$112
Secured lending facilities	—	85
Residential real estate	139	158
Securities-based lending and Other loans	2	1
Total	$187	$356
1.The majority of the amounts are past due for a period of greater than 90 days.
Nonaccrual Loans Held for Investment before Allowance

$ in millions	At June 30, 2023	At December 31, 2022
Corporate	$121	$71
Secured lending facilities	8	94
Commercial real estate	348	209
Residential real estate	113	118
Securities-based lending and Other loans	58	10
Total[1]	$648	$502
Nonaccrual loans without an ACL	$135	$117
1.Includes all loans held for investment that are 90 days or more past due as of June 30, 2023 and December 31, 2022.
See Note 2 to the financial statements in the 2022 Form 10-K for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans.
The Firm may modify the terms of certain loans for economic or legal reasons related to a borrower's financial difficulties, and these modifications include interest rate reductions, principal forgiveness, term extensions and other-than-insignificant payment delays or a combination of these aforementioned modifications. Modified loans are typically evaluated individually for allowance for credit losses. As of June 30, 2023, there were no loans held for investment modified in the current year period with subsequent default or past due.
Modified Loans Held for Investment

Modified during the three months ended June 30, 2023[1]
	At June 30, 2023
$ in millions	Amortized Cost	% of Total Loans[2]
	Term Extension
Corporate	$2	—%
Secured lending facilities	83	0.2%
Commercial real estate	21	0.2%
Securities-based lending and Other loans	30	—%
Total	$136
	Combination - Multiple Modifications[3]
Commercial real estate	$40	0.5%

Modified during the six months ended June 30, 2023[1]
	At June 30, 2023
$ in millions	Amortized Cost	% of Total Loans[2]
	Term Extension
Corporate	$23	0.3%
Secured lending facilities	83	0.2%
Commercial real estate	21	0.2%
Residential real estate	1	—%
Securities-based lending and Other loans	30	—%
Total	$158
	Other-than-insignificant Payment Delay
Commercial real estate	$67	0.8%
	Combination - Multiple Modifications[3]
Commercial real estate	$40	0.5%
1.Lending commitments to borrowers for which the Firm has modified terms of the receivable are $74 million and $661 million during the current quarter and current year period, respectively as of June 30, 2023.
2.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.
3.Combination - Multiple Modifications includes loans with Term extension and Other-than-insignificant payment delay.

57	June 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Financial Impact on Modified Loans Held for Investment

Modified during the three months ended June 30, 2023[1]
At June 30, 2023
Term Extension
Corporate	Added 4 years, 3 months to the life of the modified loan
Secured lending facilities	Added 3 months to the life of the modified loan
Commercial real estate	Added 1 month to the life of the modified loan
Securities-based lending and Other loans	Added 2 years, 2 months to the life of the modified loan
Combination - Multiple Modification
Commercial real estate	Added 6 months of Term extension and 6 months of Other-than-insignificant payment delay to the life of the modified loan

Modified during the six months ended June 30, 2023[1]
At June 30, 2023
Term Extension
Corporate	Added a weighted-average 1 year, 2 months to the life of the modified loans
Secured lending facilities	Added 3 months to the life of the modified loan
Commercial real estate	Added 4 months to the life of the modified loan
Residential real estate	Added 4 months to the life of the modified loan
Securities-based lending and Other loans	Added 2 years, 2 months to the life of the modified loan
Other-than-insignificant Payment Delay
Commercial real estate	Provided a forbearance period of 8 months to the borrower of the modified loan
Combination - Multiple Modification
Commercial real estate	Added 7 months of Term extension and 6 months of Other-than-insignificant payment delay to the life of the modified loan
1.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.
Troubled Debt Restructurings

$ in millions	At December 31, 2022
Loans, before ACL	$29
Lending commitments	—
TDRs included modifications of interest rates, collateral requirements, other loan covenants and payment extensions. See Note 2 to the financial statements in the 2022 Form 10-K for further information on TDRs guidance. The accounting guidance for TDRs was eliminated for the Firm, beginning on January 1, 2023. See Note 2 for further information herein.
Gross Charge-offs by Origination Year

	Three Months Ended June 30, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$29	$—	$—	$—	$—	$29
2020	—	—	—	—	1	1
Total	$29	$—	$—	$—	$1	$30

	Six Months Ended June 30, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$30	$—	$—	$—	$—	$30
2020	—	—	—	—	2	2
2019	—	—	29	—	—	29
Prior	—	—	40	—	—	40
Total	$30	$—	$69	$—	$2	$101
Provision for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Loans	$138	$92	$339	$131
Lending commitments	23	9	56	27
Allowance for Credit Losses Rollforward and Allocation—Loans

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2022	$235	$153	$275	$87	$89	$839
Gross charge-offs	(30)	—	(69)	—	(2)	(101)
Provision (release)	50	3	178	25	83	339
Other	2	—	1	—	1	4
June 30, 2023	$257	$156	$385	$112	$171	$1,081
Percent of loans to total loans[1]	4%	19%	4%	28%	45%	100%

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2021	$165	$163	$206	$60	$60	$654
Gross charge-offs	—	(3)	(7)	—	(7)	(17)
Recoveries	4	—	—	—	—	4
Net recoveries (charge-offs)	4	(3)	(7)	—	(7)	(13)
Provision (release)	47	8	36	24	16	131
Other	(4)	(1)	(6)	—	1	(10)
June 30, 2022	$212	$167	$229	$84	$70	$762
Percent of loans to total loans[1]	3%	17%	4%	26%	50%	100%
CRE—Commercial real estate
SBL—Securities-based lending
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2022	$411	$51	$15	$4	$23	$504
Provision (release)	35	10	7	1	3	56
Other	2	—	—	—	—	2
June 30, 2023	$448	$61	$22	$5	$26	$562

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2021	$356	$41	$20	$1	$26	$444
Provision (release)	24	7	(2)	1	(3)	27
Other	(7)	—	—	—	—	(7)
June 30, 2022	$373	$48	$18	$2	$23	$464

The allowance for credit losses for loans and lending commitments increased in the current year period, primarily related to credit deterioration in Commercial real estate lending, mainly in the office sector, modest growth in certain loan portfolios and deterioration in the macroeconomic outlook. The base scenario used in our ACL models as of June 30, 2023 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models, and assumes weak economic growth in 2023, followed by a gradual recovery in 2024. Given the nature of our lending portfolio, the most sensitive

June 2023 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)
model input is U.S. gross domestic product (“GDP”). For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 10 to the financial statements in the 2022 Form 10-K.
Selected Credit Ratios

	At June 30, 2023	At December 31, 2022
ACL for loans to total HFI loans	0.5%	0.4%
Nonaccrual HFI loans to total HFI loans[1]	0.3%	0.3%
ACL for loans to nonaccrual HFI loans	166.8%	167.1%
1.These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.
Employee Loans

$ in millions	At June 30, 2023	At December 31, 2022
Currently employed by the Firm[1]	$4,237	$4,023
No longer employed by the Firm[2]	99	97
Employee loans	$4,336	$4,120
ACL	(137)	(139)
Employee loans, net of ACL	$4,199	$3,981
Remaining repayment term, weighted average in years	5.9	5.8
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
10. Other Assets—Equity Method Investments
Equity Method Investments

$ in millions	At June 30, 2023	At December 31, 2022
Investments	$1,870	$1,927

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Income (loss)	$61	$17	$86	$23
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
Japanese Securities Joint Venture

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Income (loss) from investment in MUMSS	$63	$14	$92	$18
For more information on MUMSS and other relationships with MUFG, see Note 12 to the financial statements in the 2022 Form 10-K.
11. Deposits
Deposits

$ in millions	At June 30, 2023	At December 31, 2022
Savings and demand deposits	$286,050	$319,948
Time deposits	62,461	36,698
Total	$348,511	$356,646
Deposits subject to FDIC insurance	$270,042	$260,420
Deposits not subject to FDIC insurance	$78,469	$96,226
Time Deposit Maturities

$ in millions	At June 30, 2023
2023	$18,234
2024	25,185
2025	8,321
2026	4,040
2027	3,187
Thereafter	3,494
Total	$62,461
12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At June 30, 2023	At December 31, 2022
Original maturities of one year or less	$4,153	$4,191
Original maturities greater than one year
Senior	$231,706	$221,667
Subordinated	12,114	12,200
Total	$243,820	$233,867
Total borrowings	$247,973	$238,058
Weighted average stated maturity, in years[1]	6.8	6.7
1.Only includes borrowings with original maturities greater than one year.
Other Secured Financings

$ in millions	At June 30, 2023	At December 31, 2022
Original maturities:
One year or less	$1,235	$944
Greater than one year	7,059	7,214
Total	$8,294	$8,158
Transfers of assets accounted for as secured financings	$1,936	$1,119

59	June 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at June 30, 2023
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$15,330	$31,443	$56,269	$1,286	$104,328
Secured lending facilities	8,043	7,352	3,488	1,790	20,673
Commercial and Residential real estate	160	271	16	339	786
Securities-based lending and Other	14,527	4,824	323	429	20,103
Forward-starting secured financing receivables[1]	61,949	—	—	—	61,949
Central counterparty	300	—	—	8,464	8,764
Underwriting	394	—	—	—	394
Investment activities	1,739	194	110	289	2,332
Letters of credit and other financial guarantees	106	35	—	10	151
Total	$102,548	$44,119	$60,206	$12,607	$219,480
Lending commitments participated to third parties					$7,464
1.Forward-starting secured financing receivables are generally settled within three business days.
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 15 to the financial statements in the 2022 Form 10-K.
Guarantees

	At June 30, 2023
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,310,340	$1,228,197	$321,208	$694,877	$(56,713)
Standby letters of credit and other financial guarantees issued[2]	1,435	701	1,459	2,800	(16)
Market value guarantees	1	—	—	—	—
Liquidity facilities	2,324	—	—	—	—
Whole loan sales guarantees	—	58	29	23,079	—
Securitization representations and warranties[3]	—	—	—	78,650	(3)
General partner guarantees	366	20	136	41	(89)
Client clearing guarantees	237	—	—	—	—
1.The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. For further information on derivatives contracts, see Note 6.
2.These amounts include certain issued standby letters of credit participated to third parties, totaling $0.7 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of June 30, 2023, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $79 million.
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

June 2023 Form 10-Q	60

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
While the Firm has identified below any individual proceedings or investigations where the Firm believes a material loss to be reasonably possible and in some cases reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or possible and reasonably estimable.
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

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Legal expenses	$45	$262	$196	$346
The Firm’s legal expenses can, and may in the future, fluctuate from period to period, given the current environment regarding government investigations and private litigation affecting global financial services firms, including the Firm.
For certain other legal proceedings and investigations, the Firm can, in some instances, estimate reasonably possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued (if any) but does not believe, based on current knowledge and after consultation with counsel, that such losses could have a material adverse effect on the Firm’s financial condition, other than the matter referred to in the following paragraph.
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

61	June 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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

For certain other legal proceedings and investigations, though the Firm believes a loss is reasonably possible or probable, the Firm cannot reasonably estimate such losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued (if any), but does not believe, based on current knowledge and after consultation with counsel, that such losses could have a material adverse effect on the Firm’s financial condition, other than the matter referred to in the following paragraph.
Block Trading Matter

The Firm has been responding to requests for information from the Enforcement Division of the U.S. Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Firm's blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Firm and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Firm continues to cooperate with, and remains engaged in discussions regarding potential resolution of, the Investigations. There can be no assurance that these discussions and continuing engagement will lead to resolution of either matter. The Firm also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Firm and/or its employees, or as a result of the Firm’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Firm has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.
For certain other legal proceedings and investigations including the following matter, the Firm can estimate probable losses but does not believe, based on current knowledge and after consultation with counsel, that additional loss in excess of amounts accrued could have a material adverse effect on the Firm’s financial condition.
Antitrust Related Matter
In August of 2017, the Firm was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. On May 20, 2023, the Firm reached an agreement in principle to settle the litigation.
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At June 30, 2023		At December 31, 2022
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$466	$156	$1,153	$520
Investment vehicles[2]	883	504	638	272
MTOB	484	451	371	322
Other	527	201	519	199
Total	$2,360	$1,312	$2,681	$1,313
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
2.Amounts include investment funds and CLOs.

June 2023 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At June 30, 2023	At December 31, 2022
Assets
Cash and cash equivalents	$181	$142
Trading assets at fair value	1,574	2,066
Investment securities	396	255
Securities purchased under agreements to resell	200	200
Customer and other receivables	7	16
Other assets	2	2
Total	$2,360	$2,681
Liabilities
Other secured financings	$1,180	$1,185
Other liabilities and accrued expenses	128	124
Borrowings	4	4
Total	$1,312	$1,313
Noncontrolling interests	$76	$71
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
Non-consolidated VIEs

	At June 30, 2023
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$137,116	$2,093	$3,343	$2,748	$50,750
Maximum exposure to loss[3]
Debt and equity interests	$18,229	$122	$—	$1,835	$11,411
Derivative and other contracts	—	—	2,324	—	4,291
Commitments, guarantees and other	2,345	—	—	—	1,122
Total	$20,574	$122	$2,324	$1,835	$16,824
Carrying value of variable interests—Assets
Debt and equity interests	$18,229	$122	$—	$1,625	$11,411
Derivative and other contracts	—	—	2	—	1,708
Total	$18,229	$122	$2	$1,625	$13,119
Additional VIE assets owned[4]					$14,472
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$3	$—	$340

	At December 31, 2022
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$123,601	$3,162	$4,632	$2,403	$50,178
Maximum exposure to loss[3]
Debt and equity interests	$13,104	$274	$—	$1,694	$11,596
Derivative and other contracts	—	—	3,200	—	5,211
Commitments, guarantees and other	674	—	—	—	1,410
Total	$13,778	$274	$3,200	$1,694	$18,217
Carrying value of variable interests–Assets
Debt and equity interests	$13,104	$274	$—	$1,577	$11,596
Derivative and other contracts	—	—	3	—	1,564
Total	$13,104	$274	$3	$1,577	$13,160
Additional VIE assets owned[4]					$13,708
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$3	$—	$281
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At June 30, 2023		At December 31, 2022
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$16,018	$2,515	$20,428	$2,570
Commercial mortgages	69,407	5,174	67,540	4,236
U.S. agency collateralized mortgage obligations	47,439	7,340	32,567	4,729
Other consumer or commercial loans	4,252	3,200	3,066	1,569
Total	$137,116	$18,229	$123,601	$13,104

63	June 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Transferred Assets with Continuing Involvement

	At June 30, 2023
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$4,083	$73,870	$7,087	$10,669
Retained interests
Investment grade	$136	$847	$373	$—
Non-investment grade	88	577	3	51
Total	$224	$1,424	$376	$51
Interests purchased in the secondary market[3]
Investment grade	$43	$37	$12	$—
Non-investment grade	6	16	—	—
Total	$49	$53	$12	$—
Derivative assets	$—	$—	$—	$1,111
Derivative liabilities	—	—	—	326

	At December 31, 2022
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$3,732	$73,069	$6,448	$10,928
Retained interests
Investment grade	$137	$927	$367	$—
Non-investment grade	26	465	11	44
Total	$163	$1,392	$378	$44
Interests purchased in the secondary market[3]
Investment grade	$82	$51	$10	$—
Non-investment grade	35	23	—	—
Total	$117	$74	$10	$—
Derivative assets	$—	$—	$—	$1,114
Derivative liabilities	—	—	—	201

	Fair Value At June 30, 2023
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$508	$12	$520
Non-investment grade	16	62	78
Total	$524	$74	$598
Interests purchased in the secondary market[3]
Investment grade	$86	$6	$92
Non-investment grade	15	7	22
Total	$101	$13	$114
Derivative assets	$1,111	$—	$1,111
Derivative liabilities	326	—	326

	Fair Value at December 31, 2022
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$489	$—	$489
Non-investment grade	25	16	41
Total	$514	$16	$530
Interests purchased in the secondary market[3]
Investment grade	$140	$3	$143
Non-investment grade	42	16	58
Total	$182	$19	$201
Derivative assets	$1,114	$—	$1,114
Derivative liabilities	153	48	201
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
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
New transactions[1]	$3,605	$6,217	$6,126	$14,477
Retained interests	1,077	1,431	2,652	3,053
Sales of corporate loans to CLO SPEs[1,2]	—	12	—	16
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).
Assets Sold with Retained Exposure

$ in millions	At June 30, 2023	At December 31, 2022
Gross cash proceeds from sale of assets[1]	$49,195	$49,059
Fair value
Assets sold	$50,939	$47,281
Derivative assets recognized in the balance sheet	1,832	116
Derivative liabilities recognized in the balance sheet	88	1,893
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

June 2023 Form 10-Q	64

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
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At June 30, 2023 and December 31, 2022, the differences between the actual and required ratios were lower under the Standardized Approach.
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

	At June 30, 2023 and December 31, 2022
	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	2.5%
SCB	5.8%	N/A
G-SIB capital surcharge	3.0%	3.0%
CCyB[1]	0%	0%
Capital buffer requirement	8.8%	5.5%
1.The CCyB can be set up to 2.5%, but is currently set by the Federal Reserve at zero.
The capital buffer requirement represents the amount of Common Equity Tier 1 capital the Firm must maintain above the minimum risk-based capital requirements in order to avoid restrictions on the Firm’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. The Firm’s capital buffer requirement computed under the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) is equal to the sum of the SCB, G-SIB capital surcharge and CCyB, and the capital buffer requirement computed under the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”) is equal to the
2.5% capital conservation buffer, G-SIB capital surcharge and CCyB.
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At June 30, 2023 and December 31, 2022
		Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.3%	10.0%
Tier 1 capital ratio	6.0%	14.8%	11.5%
Total capital ratio	8.0%	16.8%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
The Firm’s Regulatory Capital and Capital Ratios

$ in millions	Required Ratio[1]	At June 30, 2023	At December 31, 2022
Risk-based capital
Common Equity Tier 1 capital		$69,884	$68,670
Tier 1 capital		78,429	77,191
Total capital		89,586	86,575
Total RWA		449,815	447,849
Common Equity Tier 1 capital ratio	13.3%	15.5%	15.3%
Tier 1 capital ratio	14.8%	17.4%	17.2%
Total capital ratio	16.8%	19.9%	19.3%

$ in millions	Required Ratio[1]	At June 30, 2023	At December 31, 2022
Leverage-based capital
Adjusted average assets[2]		$1,163,153	$1,150,772
Tier 1 leverage ratio	4.0%	6.7%	6.7%
Supplementary leverage exposure[3]		$1,418,662	$1,399,403
SLR	5.0%	5.5%	5.5%
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

65	June 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
capital requirements may result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the U.S. Bank Subsidiaries’ and the Firm’s financial statements.
At June 30, 2023 and December 31, 2022, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. Beginning on January 1, 2020, MSBNA and MSPBNA elected to defer the effect of the adoption of CECL on risk-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022 and are phased-in at 50% from January 1, 2023. The deferral impacts will become fully phased-in beginning on January 1, 2025.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At June 30, 2023		At December 31, 2022
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$20,526	20.0%	$20,043	20.5%
Tier 1 capital	8.0%	8.5%	20,526	20.0%	20,043	20.5%
Total capital	10.0%	10.5%	21,338	20.8%	20,694	21.1%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$20,526	10.0%	$20,043	10.1%
SLR	6.0%	3.0%	20,526	7.9%	20,043	8.1%
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At June 30, 2023		At December 31, 2022
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$15,502	26.4%	$15,546	27.5%
Tier 1 capital	8.0%	8.5%	15,502	26.4%	15,546	27.5%
Total capital	10.0%	10.5%	15,766	26.9%	15,695	27.8%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$15,502	7.8%	$15,546	7.6%
SLR	6.0%	3.0%	15,502	7.5%	15,546	7.4%
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
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At June 30, 2023	At December 31, 2022
Net capital	$17,449	$17,224
Excess net capital	13,027	12,861
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC, respectively, and provisionally registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and provisionally-registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At June 30, 2023 and December 31, 2022, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
Certain subsidiaries are also subject to various regulatory capital requirements. Such subsidiaries include the following, each of which operated with capital in excess of their respective regulatory capital requirements as of June 30, 2023 and December 31, 2022, as applicable:
•MSSB,
•MSIP,
•MSESE,
•MSMS,
•MSCS,
•MSCG, and
•E*TRADE Securities LLC.
MSESE is subject to stand-alone capital requirements beginning on January 1, 2023. Previously, requirements were met at the consolidated level of the MSEHSE Group.
See Note 17 to the financial statements in the 2022 Form 10-K for further information.

June 2023 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At June 30, 2023	Liquidation Preference per Share	At June 30, 2023	At December 31, 2022
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	1,000
Total			$8,750	$8,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
For a description of Series A through Series P preferred stock, see Note 18 to the financial statements in the 2022 Form 10-K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
Share Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Repurchases of common stock under the Firm’s Share Repurchase Authorization	$1,000	$2,738	$2,500	$5,610
On June 30, 2023, the Firm announced that its Board of Directors reauthorized a multi-year repurchase program of up to $20 billion of outstanding common stock, without a set expiration date, beginning in the third quarter of 2023, which will be exercised from time to time as conditions warrant. For more information on share repurchases, see Note 18 to the financial statements in the 2022 Form 10-K.
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2023	2022	2023	2022
Weighted average common shares outstanding, basic	1,635	1,704	1,640	1,718
Effect of dilutive RSUs and PSUs	16	19	17	20
Weighted average common shares outstanding and common stock equivalents, diluted	1,651	1,723	1,657	1,739
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	5	8	4	7
Dividends

$ in millions, except per share data	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$377	$17	$253	$11
C	25	13	25	13
E	445	16	445	15
F	430	15	430	14
I	398	16	398	16
K	366	14	366	15
L	305	6	305	6
N3	2,051	6	—	—
O	266	14	266	14
P	406	16	—	—
Total Preferred stock		$133		$104
Common stock	$0.775	$1,292	$0.700	$1,221

$ in millions, except per share data	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$720	$32	$494	$22
C	50	26	50	26
E	891	31	891	30
F	859	29	859	29
I	797	32	797	32
K	731	29	731	30
L	609	12	609	12
M2	29	12	29	12
N3	4,701	14	2,650	8
O	531	28	531	27
P	813	32	—	—
Total Preferred stock		$277		$228
Common stock	$1.550	$2,597	$1.400	$2,473
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.
3.Series N was payable semiannually until March 15, 2023 and thereafter is payable quarterly.
Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
March 31, 2023	$(1,172)	$(3,680)	$(509)	$(353)	$3	$(5,711)
OCI during the period	(27)	(21)	(1)	(520)	(20)	(589)
June 30, 2023	$(1,199)	$(3,701)	$(510)	$(873)	$(17)	$(6,300)
March 31, 2022	$(1,050)	$(2,150)	$(546)	$(1,156)	$—	$(4,902)
OCI during the period	(176)	(1,076)	3	1,130	—	(119)
June 30, 2022	$(1,226)	$(3,226)	$(543)	$(26)	$—	$(5,021)
December 31, 2022	$(1,204)	$(4,192)	$(508)	$(345)	$(4)	$(6,253)
OCI during the period	5	491	(2)	(528)	(13)	(47)
June 30, 2023	$(1,199)	$(3,701)	$(510)	$(873)	$(17)	$(6,300)
December 31, 2021	$(1,002)	$245	$(551)	$(1,794)	$—	$(3,102)
OCI during the period	(224)	(3,471)	8	1,768	—	(1,919)
June 30, 2022	$(1,226)	$(3,226)	$(543)	$(26)	$—	$(5,021)
1.Amounts are net of tax and noncontrolling interests.

67	June 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Components of Period Changes in OCI

	Three Months Ended June 30, 2023
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(88)	$(23)	$(111)	$(84)	$(27)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(88)	$(23)	$(111)	$(84)	$(27)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(38)	$10	$(28)	$—	$(28)
Reclassified to earnings	10	(3)	7	—	7
Net OCI	$(28)	$7	$(21)	$—	$(21)
Pension and other
OCI activity	$(1)	$—	$(1)	$—	$(1)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(1)	$—	$(1)	$—	$(1)
Change in net DVA
OCI activity	$(704)	$171	$(533)	$(11)	$(522)
Reclassified to earnings	3	(1)	2	—	2
Net OCI	$(701)	$170	$(531)	$(11)	$(520)
Change in fair value of cash flow hedge derivatives
OCI activity	$(25)	$4	$(21)	$—	$(21)
Reclassified to earnings	2	(1)	1	—	1
Net OCI	$(23)	$3	$(20)	$—	$(20)

	Three Months Ended June 30, 2022
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(134)	$(213)	$(347)	$(112)	$(235)
Reclassified to earnings	—	59	59	—	59
Net OCI	$(134)	$(154)	$(288)	$(112)	$(176)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(1,387)	$325	$(1,062)	$—	$(1,062)
Reclassified to earnings	(18)	4	(14)	—	(14)
Net OCI	$(1,405)	$329	$(1,076)	$—	$(1,076)
Pension and other
OCI activity	$(2)	$—	$(2)	$—	$(2)
Reclassified to earnings	6	(1)	5	—	5
Net OCI	$4	$(1)	$3	$—	$3
Change in net DVA
OCI activity	$1,521	$(368)	$1,153	$22	$1,131
Reclassified to earnings	(1)	—	(1)	—	(1)
Net OCI	$1,520	$(368)	$1,152	$22	$1,130

	Six Months Ended June 30, 2023
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(98)	$7	$(91)	$(96)	$5
Reclassified to earnings	—	—	—	—	—
Net OCI	$(98)	$7	$(91)	$(96)	$5
Change in net unrealized gains (losses) on AFS securities
OCI activity	$672	$(157)	$515	$—	$515
Reclassified to earnings	(31)	7	(24)	—	(24)
Net OCI	$641	$(150)	$491	$—	$491
Pension and other
OCI activity	$(1)	$—	$(1)	$—	$(1)
Reclassified to earnings	(1)	—	(1)	—	(1)
Net OCI	$(2)	$—	$(2)	$—	$(2)
Change in net DVA
OCI activity	$(734)	$181	$(553)	$(18)	$(535)
Reclassified to earnings	9	(2)	7	—	7
Net OCI	$(725)	$179	$(546)	$(18)	$(528)
Change in fair value of cash flow hedge derivatives
OCI activity	$(18)	$3	$(15)	$—	$(15)
Reclassified to earnings	3	(1)	2	—	2
Net OCI	$(15)	$2	$(13)	$—	$(13)

	Six Months Ended June 30, 2022
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(194)	$(258)	$(452)	$(169)	$(283)
Reclassified to earnings	—	59	59	—	59
Net OCI	$(194)	$(199)	$(393)	$(169)	$(224)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(4,471)	$1,047	$(3,424)	$—	$(3,424)
Reclassified to earnings	(62)	15	(47)	—	(47)
Net OCI	$(4,533)	$1,062	$(3,471)	$—	$(3,471)
Pension and other
OCI activity	$(2)	$—	$(2)	$—	$(2)
Reclassified to earnings	11	(1)	10	—	10
Net OCI	$9	$(1)	$8	$—	$8
Change in net DVA
OCI activity	$2,392	$(579)	$1,813	$44	$1,769
Reclassified to earnings	(1)	—	(1)	—	(1)
Net OCI	$2,391	$(579)	$1,812	$44	$1,768

June 2023 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)
17. Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Interest income
Investment securities	$850	$741	$1,868	$1,518
Loans	3,045	1,402	5,855	2,559
Securities purchased under agreements to resell[1]	1,829	193	3,306	206
Securities borrowed[2]	1,370	(70)	2,541	(287)
Trading assets, net of Trading liabilities	934	562	1,851	1,087
Customer receivables and Other[3]	4,020	784	7,497	1,179
Total interest income	$12,048	$3,612	$22,918	$6,262

Interest expense
Deposits	$1,946	$135	$3,521	$209
Borrowings	2,770	934	5,274	1,619
Securities sold under agreements to repurchase[4]	1,452	174	2,669	222
Securities loaned[5]	203	111	367	205
Customer payables and Other[6]	3,667	(24)	6,731	(491)
Total interest expense	$10,038	$1,330	$18,562	$1,764
Net interest	$2,010	$2,282	$4,356	$4,498
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
Accrued Interest

$ in millions	At June 30, 2023	At December 31, 2022
Customer and other receivables	$4,026	$4,139
Customer and other payables	4,173	4,273
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
19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended June 30, 2023
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,075	$109	$—	$(29)	$1,155
Trading	3,594	208	(10)	10	3,802
Investments	23	22	50	—	95
Commissions and fees[1]	605	552	—	(67)	1,090
Asset management[1,2]	150	3,452	1,268	(53)	4,817
Other	325	161	5	(3)	488
Total non-interest revenues	5,772	4,504	1,313	(142)	11,447
Interest income	8,816	3,700	29	(497)	12,048
Interest expense	8,934	1,544	61	(501)	10,038
Net interest	(118)	2,156	(32)	4	2,010
Net revenues	$5,654	$6,660	$1,281	$(138)	$13,457
Provision for credit losses	$97	$64	$—	$—	$161
Compensation and benefits	2,215	3,503	544	—	6,262
Non-compensation expenses	2,365	1,412	567	(122)	4,222
Total non-interest expenses	$4,580	$4,915	$1,111	$(122)	$10,484
Income before provision for income taxes	$977	$1,681	$170	$(16)	$2,812
Provision for income taxes	176	373	46	(4)	591
Net income	801	1,308	124	(12)	2,221
Net income applicable to noncontrolling interests	42	—	(3)	—	39
Net income applicable to Morgan Stanley	$759	$1,308	$127	$(12)	$2,182

	Three Months Ended June 30, 2022
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,072	$97	$—	$(19)	$1,150
Trading	3,976	(409)	15	15	3,597
Investments	(95)	15	103	—	23
Commissions and fees[1]	688	603	—	(71)	1,220
Asset management[1,2]	155	3,510	1,304	(57)	4,912
Other	(223)	173	1	(3)	(52)
Total non-interest revenues	5,573	3,989	1,423	(135)	10,850
Interest income	1,846	1,945	9	(188)	3,612
Interest expense	1,300	198	21	(189)	1,330
Net interest	546	1,747	(12)	1	2,282
Net revenues	$6,119	$5,736	$1,411	$(134)	$13,132
Provision for credit losses	$82	$19	$—	$—	$101
Compensation and benefits	2,050	2,895	605	—	5,550
Non-compensation expenses	2,433	1,301	557	(129)	4,162
Total non-interest expenses	$4,483	$4,196	$1,162	$(129)	$9,712
Income before provision for income taxes	$1,554	$1,521	$249	$(5)	$3,319
Provision for income taxes	395	331	58	(1)	783
Net income	1,159	1,190	191	(4)	2,536
Net income applicable to noncontrolling interests	38	—	3	—	41
Net income applicable to Morgan Stanley	$1,121	$1,190	$188	$(4)	$2,495

69	June 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2023
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,322	$213	$—	$(50)	$2,485
Trading	7,851	435	(26)	19	8,279
Investments	51	38	151	—	240
Commissions and fees[1]	1,319	1,142	—	(132)	2,329
Asset management[1,2]	298	6,834	2,516	(103)	9,545
Other	505	243	(1)	(7)	740
Total non-interest revenues	12,346	8,905	2,640	(273)	23,618
Interest income	16,574	7,327	58	(1,041)	22,918
Interest expense	16,469	3,013	128	(1,048)	18,562
Net interest	105	4,314	(70)	7	4,356
Net revenues	$12,451	$13,219	$2,570	$(266)	$27,974
Provision for credit losses	$286	$109	$—	$—	$395
Compensation and benefits	4,580	6,980	1,112	—	12,672
Non-compensation expenses	4,716	2,737	1,122	(240)	8,335
Total non-interest expenses	$9,296	$9,717	$2,234	$(240)	$21,007
Income before provision for income taxes	$2,869	$3,393	$336	$(26)	$6,572
Provision for income taxes	539	709	76	(6)	1,318
Net income	2,330	2,684	260	(20)	5,254
Net income applicable to noncontrolling interests	93	—	(1)	—	92
Net income applicable to Morgan Stanley	$2,237	$2,684	$261	$(20)	$5,162

	Six Months Ended June 30, 2022
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,706	$240	$—	$(38)	$2,908
Trading	8,181	(640)	6	33	7,580
Investments	4	27	67	—	98
Commissions and fees[1]	1,462	1,326	—	(152)	2,636
Asset management[1,2]	302	7,136	2,692	(99)	10,031
Other	(106)	295	(1)	(6)	182
Total non-interest revenues	12,549	8,384	2,764	(262)	23,435
Interest income	2,908	3,582	16	(244)	6,262
Interest expense	1,681	295	34	(246)	1,764
Net interest	1,227	3,287	(18)	2	4,498
Net revenues	$13,776	$11,671	$2,746	$(260)	$27,933
Provision for credit losses	$126	$32	$—	$—	$158
Compensation and benefits	4,654	6,020	1,150	—	11,824
Non-compensation expenses	4,655	2,525	1,119	(255)	8,044
Total non-interest expenses	$9,309	$8,545	$2,269	$(255)	$19,868
Income before provision for income taxes	$4,341	$3,094	$477	$(5)	$7,907
Provision for income taxes	930	632	95	(1)	1,656
Net income	3,411	2,462	382	(4)	6,251
Net income applicable to noncontrolling interests	99	—	(9)	—	90
Net income applicable to Morgan Stanley	$3,312	$2,462	$391	$(4)	$6,161
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
For a discussion about the Firm’s business segments, see Note 23 to the financial statements in the 2022 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Institutional Securities Advisory	$455	$598	$1,093	$1,542
Institutional Securities Underwriting	620	474	1,229	1,164
Firm Investment banking revenues from contracts with customers	92%	88%	91%	89%
Trading Revenues by Product Type

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Interest rate	$1,209	$469	$2,577	$860
Foreign exchange	126	475	388	1,123
Equity[1]	2,403	1,990	4,615	3,997
Commodity and other	335	484	874	1,009
Credit	(271)	179	(175)	591
Total	$3,802	$3,597	$8,279	$7,580
1.Dividend income is included within equity contracts.
The previous table summarizes realized and unrealized gains and losses primarily related to the Firm’s Trading assets and liabilities, from derivative and non-derivative financial instruments, included in Trading revenues in the income statement. The Firm generally utilizes financial instruments across a variety of product types in connection with its market-making and related risk management strategies. The trading revenues presented in the table are not representative of the manner in which the Firm manages its business activities and are prepared in a manner similar to the presentation of trading revenues for regulatory reporting purposes.
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At June 30, 2023	At December 31, 2022
Net cumulative unrealized performance-based fees at risk of reversing	$772	$819
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Fee waivers	$28	$41	$46	$165

June 2023 Form 10-Q	70

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
Other Expenses—Transaction Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Transaction taxes	$247	$228	$461	$486
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Americas	$10,394	$9,662	$21,185	$20,126
EMEA	1,500	1,678	3,237	3,989
Asia	1,563	1,792	3,552	3,818
Total	$13,457	$13,132	$27,974	$27,933
For a discussion about the Firm’s geographic net revenues, see Note 23 to the financial statements in the 2022 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2023	2022	2023	2022
Non-interest revenues	$469	$613	$1,060	$1,551
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At June 30, 2023	At December 31, 2022
Customer and other receivables	$2,264	$2,577
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At June 30, 2023	At December 31, 2022
Institutional Securities	$784,785	$789,837
Wealth Management	362,627	373,305
Investment Management	17,499	17,089
Total[1]	$1,164,911	$1,180,231
1. Parent assets have been fully allocated to the business segments.

71	June 2023 Form 10-Q

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30,
	2023			2022
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$154,096	$850	2.2%	$168,415	$741	1.8%
Loans[1]	215,216	3,045	5.7%	203,664	1,402	2.8%
Securities purchased under agreements to resell[2]:
U.S.	52,976	1,132	8.6%	52,937	170	1.3%
Non-U.S.	64,011	697	4.4%	69,458	23	0.1%
Securities borrowed3,:
U.S.	124,709	1,269	4.1%	124,437	(29)	(0.1)%
Non-U.S.	18,508	101	2.2%	21,439	(41)	(0.8)%
Trading assets, net of Trading liabilities[4]:
U.S.	87,230	781	3.6%	71,077	452	2.6%
Non-U.S.	10,105	153	6.1%	14,198	110	3.1%
Customer receivables and Other[5]:
U.S.	96,891	2,962	12.3%	116,533	664	2.3%
Non-U.S.	66,814	1,058	6.4%	79,993	120	0.6%
Total	$890,556	$12,048	5.4%	$922,151	$3,612	1.6%
Interest bearing liabilities
Deposits[1]	$340,791	$1,946	2.3%	$341,413	$135	0.2%
Borrowings[1,6]	249,509	2,770	4.5%	226,994	934	1.7%
Securities sold under agreements to repurchase[7,9]:
U.S.	19,155	750	15.7%	19,104	122	2.6%
Non-U.S.	45,269	702	6.2%	44,267	52	0.5%
Securities loaned[8,9]:
U.S.	3,899	17	1.7%	6,473	1	0.1%
Non-U.S.	10,252	186	7.3%	7,213	110	6.1%
Customer payables and Other[10]:
U.S.	135,987	2,533	7.5%	148,197	(55)	(0.1)%
Non-U.S.	67,067	1,134	6.8%	75,116	31	0.2%
Total	$871,929	$10,038	4.6%	$868,777	$1,330	0.6%
Net interest income and net interest rate spread		$2,010	0.8%		$2,282	1.0%

	Six Months Ended June 30,
	2023			2022
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$156,565	$1,868	2.4%	$172,968	$1,518	1.8%
Loans[1]	214,704	5,855	5.5%	197,641	2,559	2.6%
Securities purchased under agreements to resell[2]:
U.S.	50,350	2,064	8.3%	53,207	206	0.8%
Non-U.S.	64,435	1,242	3.9%	66,277	—	—%
Securities borrowed[3]:
U.S.	123,635	2,363	3.9%	122,963	(205)	(0.3)%
Non-U.S.	18,922	178	1.9%	21,697	(82)	(0.8)%
Trading assets, net of Trading liabilities[4]:
U.S.	87,385	1,572	3.6%	75,351	883	2.4%
Non-U.S.	8,733	279	6.4%	15,321	204	2.7%
Customer receivables and Other[5]:
U.S.	101,895	5,393	10.7%	122,874	1,018	1.7%
Non-U.S.	68,022	2,104	6.2%	78,113	161	0.4%
Total	$894,646	$22,918	5.2%	$926,412	$6,262	1.4%
Interest bearing liabilities
Deposits[1]	$343,869	$3,521	2.1%	$341,576	$209	0.1%
Borrowings[1,6]	247,566	5,274	4.3%	227,963	1,619	1.4%
Securities sold under agreements to repurchase[7,9]:
U.S.	20,125	1,419	14.2%	21,157	162	1.5%
Non-U.S.	43,166	1,250	5.8%	40,104	60	0.3%
Securities loaned[8,9]:
U.S.	4,470	30	1.4%	5,931	1	—%
Non-U.S.	10,107	337	6.7%	7,544	204	5.5%
Customer payables and Other[10]:
U.S.	136,970	4,580	6.7%	144,149	(424)	(0.6)%
Non-U.S.	66,367	2,151	6.5%	76,612	(67)	(0.2)%
Total	$872,640	$18,562	4.3%	$865,036	$1,764	0.4%
Net interest income and net interest rate spread		$4,356	0.9%		$4,498	1.0%
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

June 2023 Form 10-Q	72

Glossary of Common Terms and Acronyms

2022 Form 10-K	Annual report on Form 10-K for year ended December 31, 2022 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRE	Commercial real estate
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
DCP	Certain employee deferred cash-based compensation plans linked to investment performance
DCP investments	Investments associated with DCP
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVO	Fair value option
G-SIB	Global systemically important banks
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statement	Consolidated income statement
IRS	Internal Revenue Service
IS	Institutional Securities

LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSEHSE	Morgan Stanley Europe Holdings SE
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TDR	Troubled debt restructuring
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. Bank Subsidiaries	Morgan Stanley Bank N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”)
U.S. GAAP	Accounting principles generally accepted in the United States of America
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

73	June 2023 Form 10-Q

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
Legal Proceedings
The following developments have occurred since previously reporting certain matters in the Firm’s 2022 Form 10-K and the Firm's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “First Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in the 2022 Form 10-K and the First Quarter Form 10-Q.
Residential Mortgage and Credit Crisis Matters

On May 9, 2023, the parties in Deutsche Bank National Trust Company, as Trustee for the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I, Inc. filed a stipulation of discontinuance.

On May 9, 2023, the parties in Deutsche Bank National Trust Company, solely in its capacity as Trustee for Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 v. Morgan Stanley Mortgage Capital Holdings LLC, as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. filed a stipulation of discontinuance.
Antitrust Matter
On May 20, 2023, the Firm reached an agreement in principle to settle the litigation in Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al.
European Matter

On May 24, 2023, the U.K. Competition and Markets Authority issued a Statement of Objections setting out its provisional findings that the Firm had breached U.K. competition law by sharing competitively sensitive information in connection with gilts and gilt asset swaps between 2009 and 2012. The Firm is contesting the provisional findings. Separately, on June 16, 2023, the Firm was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013.
Risk Factors
For a discussion of the risk factors affecting the Firm, see “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Shares Purchased as Part of Share Repurchase Authorization[3,4]	Dollar Value of Remaining Authorized Repurchase
April	932,202	$87.78	—	$14,245
May	9,334,828	$83.35	9,260,699	$13,474
June	2,673,103	$85.78	2,664,319	$13,245
Three Months Ended June 30, 2023	12,940,133	$84.17	11,925,018
1.Includes 1,015,115 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended June 30, 2023.
2.Excludes excise tax of $8 million levied on share repurchases, net of issuances, payable in April 2024.
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
On June 30, 2023, the Firm announced that its Board of Directors reauthorized a multi-year repurchase authorization of up to $20 billion of outstanding common stock, without a set expiration date, beginning in the third quarter of 2023, which will be exercised from time to time as conditions warrant. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer.”
Other Information
None.

June 2023 Form 10-Q	74

Exhibits

Exhibit No.	Description
15	Letter of awareness from Deloitte & Touche LLP, dated August 3, 2023, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ RAJA J. AKRAM
Raja J. Akram Deputy Chief Financial Officer, Chief Accounting Officer and Controller
Date: August 3, 2023

75	June 2023 Form 10-Q