Form 10-Q
period 2023-09-30
MORGAN STANLEY
filed 2023-11-03
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 31, 2023, there were 1,641,311,580 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2023

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

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended September 30, 2023
•The Firm reported net revenues of $13.3 billion and net income of $2.4 billion.
•The Firm delivered ROE of 10.0% and ROTCE of 13.5% (see “Selected Non-GAAP Financial Information” herein).
•The Firm’s expense efficiency ratio for the quarter-to-date and year-to-date periods was 75%.
•At September 30, 2023, the Firm’s Standardized Common Equity Tier 1 capital ratio was 15.6%.

•Institutional Securities net revenues of $5.7 billion reflect solid results in Equity and Fixed Income and muted completed activity in Investment Banking.
•Wealth Management delivered a pre-tax margin of 26.7%. Net revenues were $6.4 billion, reflecting increased asset management revenues on higher average asset levels compared to a year ago. The quarter included continued positive fee-based flows of $22.5 billion.
•Investment Management net revenues of $1.3 billion increased compared to a year ago on higher asset management revenues and AUM of $1.4 trillion.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share
We reported net revenues of $13.3 billion in the quarter ended September 30, 2023 (“current quarter,” or “3Q 2023”) compared with $13.0 billion in the quarter ended September 30, 2022 (“prior year quarter,” or “3Q 2022”). For the current quarter, net income applicable to Morgan Stanley was $2.4 billion, or $1.38 per diluted common share, compared with $2.6 billion, or $1.47 per diluted common share in the prior year quarter.
We reported net revenues of $41.2 billion in the nine months ended September 30, 2023 (“current year period,” or “YTD 2023”) compared with $40.9 billion in the nine months ended September 30, 2022 (“prior year period,” or “YTD 2022”). For the current year period, net income applicable to Morgan Stanley was $7.6 billion, or $4.33 per diluted common share, compared with $8.8 billion, or $4.88 per diluted common share in the prior year period.

Management’s Discussion and Analysis
Non-interest Expenses
($ in millions)
•Compensation and benefits expenses of $5,935 million in the current quarter increased 6% from the prior year quarter, primarily due to higher discretionary incentive compensation and higher formulaic payout to Wealth Management representatives, driven by higher compensable revenues.
Compensation and benefits expenses of $18,607 million in the current year period increased 7% from the prior year period, primarily due to higher expenses related to certain deferred cash-based compensation plans linked to investment performance (“DCP”) and higher salary expenses, partially offset by lower discretionary incentive compensation.

•Non-compensation expenses of $4,059 million in the current quarter increased 3% from the prior year quarter, primarily driven by increased spend on technology and higher occupancy expenses.
Non-compensation expenses of $12,394 million in the current year period increased 3% from the prior year period, primarily driven by increased spend on technology, higher occupancy expenses and higher marketing and business development costs, partially offset by a decrease in legal expenses.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $134 million in the current quarter primarily reflects deteriorating conditions in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio. The Provision for credit losses on loans and lending commitments in the prior year quarter was $35 million, primarily driven by deterioration in the macroeconomic outlook.
The Provision for credit losses on loans and lending commitments of $529 million in the current year period was primarily related to deteriorating conditions in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio, and modest growth in certain other loan portfolios. The Provision for credit losses on loans and lending commitments in the prior year period was $193 million, primarily due to portfolio growth and deterioration in the macroeconomic outlook.
For further information on the Provision for credit losses, see “Credit Risk” herein.

Management’s Discussion and Analysis
Business Segment Results
Net Revenues by Segment1
($ in millions)
Net Income Applicable to Morgan Stanley by Segment1
($ in millions)
1.The amounts in the charts represent the contribution of each business segment to the total of the applicable financial category and may not sum to the total presented on top of the bars due to intersegment eliminations. See Note 19 to the financial statements for details of intersegment eliminations.
•Institutional Securities net revenues of $5,669 million in the current quarter decreased 3% from the prior year quarter, primarily due to lower results from Investment banking and Fixed income, partially offset by higher Other net revenues. Institutional Securities net revenues of $18,120 million in the current year period decreased 8% from the prior year period, primarily reflecting lower results across businesses, partially offset by higher Other net revenues.
•Wealth Management net revenues of $6,404 million in the current quarter increased 5% from the prior year quarter, primarily reflecting higher Asset management revenues. Wealth Management net revenues of $19,623 million in the current year period increased 10% from the prior year period, primarily reflecting higher Net interest revenues and gains on investments associated with certain employee deferred cash-based compensation plans (“DCP investments”) compared with losses in the prior year period.
•Investment Management net revenues of $1,336 million in the current quarter increased 14% from the prior year quarter, primarily reflecting higher Asset management and related fees. Investment Management net revenues of $3,906 million in the current year period were relatively unchanged from the prior year period.

Management’s Discussion and Analysis
Net Revenues by Region1
($ in millions)
1.For a discussion of how the geographic breakdown of net revenues is determined, see Note 23 to the financial statements in the 2022 Form 10-K.
•Americas net revenues in the current quarter increased 2% from the prior year quarter, primarily driven by results within the Wealth Management business segment and Other net revenues within the Institutional Securities business segment, partially offset by lower Investment banking and Fixed income results. Americas net revenues in the current year period increased 4% from the prior year period, primarily driven by results within the Wealth Management business segment and Other net revenues within the Institutional Securities business segment, partially offset by lower results across businesses within the Institutional Securities business segment.
•EMEA net revenues in the current quarter increased 6% from the prior year quarter, primarily driven by higher results from Equity, partially offset by lower results from Fixed income. EMEA net revenues in the current year period decreased 12% from the prior year period, primarily driven by lower results across businesses within the Institutional Securities business segment.
•Asia net revenues in the current quarter increased 2% from the prior year quarter, primarily driven by results within the Investment Management business segment, partially offset by lower results from Fixed income. Asia net revenues in the current year period decreased 5% from the prior year period, primarily driven by lower results across businesses within the Institutional Securities business segment, partially offset by higher results within the Investment Management business segment and higher Other net revenues within the Institutional Securities business segment.

Management’s Discussion and Analysis
Selected Financial Information and Other Statistical Data

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Consolidated results
Net revenues	$13,273	$12,986	$41,247	$40,919
Earnings applicable to Morgan Stanley common shareholders	$2,262	$2,494	$7,147	$8,427
Earnings per diluted common share	$1.38	$1.47	$4.33	$4.88
Consolidated financial measures
Expense efficiency ratio[1]	75%	74%	75%	72%
ROE[2]	10.0%	10.7%	10.5%	11.9%
ROTCE[2,3]	13.5%	14.6%	14.2%	16.1%
Pre-tax margin[4]	24%	26%	24%	28%
Effective tax rate	22.6%	21.4%	20.9%	21.1%
Pre-tax margin by segment[4]
Institutional Securities	21%	28%	22%	30%
Wealth Management	27%	27%	26%	27%
Investment Management	18%	10%	15%	15%

in millions, except per share and employee data	At September 30, 2023	At December 31, 2022
Average liquidity resources for three months ended[5]	$307,367	$312,250
Loans[6]	$224,957	$222,182
Total assets	$1,169,013	$1,180,231
Deposits	$345,458	$356,646
Borrowings	$247,193	$238,058
Common shareholders' equity	$90,461	$91,391
Tangible common shareholders’ equity[3]	$66,561	$67,123
Common shares outstanding	1,642	1,675
Book value per common share[7]	$55.08	$54.55
Tangible book value per common share[3,7]	$40.53	$40.06
Worldwide employees (in thousands)	81	82
Client assets[8] (in billions)	$6,186	$5,492
Capital Ratios[9]
Common Equity Tier 1 capital—Standardized	15.6%	15.3%
Tier 1 capital—Standardized	17.6%	17.2%
Common Equity Tier 1 capital—Advanced	16.1%	15.6%
Tier 1 capital—Advanced	18.2%	17.6%
Tier 1 leverage	6.8%	6.7%
SLR	5.5%	5.5%
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

Economic and Market Conditions
The market environment in aggregate remained mixed, characterized by inflationary pressures and uncertainty regarding the future path of interest rates, which have remained persistently high. This environment has impacted our businesses, as discussed further in “Business Segments” herein, and, to the extent that it continues to remain uncertain, could adversely impact client confidence and related activity.
We are monitoring the war and increased tensions in the Middle East and its impact on the regional economy, as well as on other world economies and the financial markets. Our direct exposure to Israel is limited. Morgan Stanley has a small number of employees in Israel and we continue to support them.
For more information on economic and market conditions, and the potential effects of geopolitical events and acts of war or aggression on our future results, refer to “Risk Factors” and “Forward-Looking Statements” in the 2022 Form 10-K.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.

Management’s Discussion and Analysis
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Net revenues	$13,273	$12,986	$41,247	$40,919
Adjustment for mark-to-market losses (gains) on DCP[1]	202	236	(65)	1,392
Adjusted Net revenues—non-GAAP	$13,475	$13,222	$41,182	$42,311
Compensation expense	$5,935	$5,614	$18,607	$17,438
Adjustment for mark-to-market gains (losses) on DCP[1]	57	119	(314)	905
Adjusted Compensation expense—non-GAAP	$5,992	$5,733	$18,293	$18,343
Wealth Management Net revenues	$6,404	$6,120	$19,623	$17,791
Adjustment for mark-to-market losses (gains) on DCP[1]	143	153	(40)	964
Adjusted Wealth Management Net revenues—non-GAAP	$6,547	$6,273	$19,583	$18,755
Wealth Management Compensation expense	$3,352	$3,171	$10,332	$9,191
Adjustment for mark-to-market gains (losses) on DCP[1]	48	86	(178)	645
Adjusted Wealth Management Compensation expense—non-GAAP	$3,400	$3,257	$10,154	$9,836

$ in millions	At September 30, 2023	At December 31, 2022
Tangible equity
Common shareholders’ equity	$90,461	$91,391
Less: Goodwill and net intangible assets	(23,900)	(24,268)
Tangible common shareholders’ equity—non-GAAP	$66,561	$67,123

	Average Monthly Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Tangible equity
Common shareholders’ equity	$90,788	$92,905	$91,142	$94,654
Less: Goodwill and net intangible assets	(23,965)	(24,715)	(24,074)	(24,921)
Tangible common shareholders’ equity—non-GAAP	$66,823	$68,190	$67,068	$69,733

Non-GAAP Financial Measures by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2023	2022	2023	2022
Average common equity[2]
Institutional Securities	$45.6	$48.8	$45.6	$48.8
Wealth Management	28.8	31.0	28.8	31.0
Investment Management	10.4	10.6	10.4	10.6
ROE[3]
Institutional Securities	7%	10%	8%	12%
Wealth Management	18%	16%	18%	16%
Investment Management	7%	4%	6%	6%
Average tangible common equity[2]
Institutional Securities	$45.2	$48.3	$45.2	$48.3
Wealth Management	14.8	16.3	14.8	16.3
Investment Management	0.7	0.8	0.7	0.8
ROTCE[3]
Institutional Securities	7%	10%	8%	12%
Wealth Management	35%	30%	35%	30%
Investment Management	98%	56%	80%	87%
1.Net revenues and compensation expense are adjusted for DCP for both Firm and Wealth Management business segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” in the 2022 Form 10-K for more information.
2.Average common equity and average tangible common equity for each business segment is determined using our Required Capital framework (see “Liquidity and Capital Resources—Regulatory Requirements—Attribution of Average Common Equity According to the Required Capital Framework” herein). The sums of the segments’ Average common equity and Average tangible common equity do not equal the Consolidated measures due to Parent Company equity.
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

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

	Three Months Ended September 30,		% Change
$ in millions	2023	2022
Revenues
Advisory	$449	$693	(35)%
Equity	237	218	9%
Fixed income	252	366	(31)%
Total Underwriting	489	584	(16)%
Total Investment banking	938	1,277	(27)%
Equity	2,507	2,459	2%
Fixed income	1,947	2,181	(11)%
Other	277	(100)	N/M
Net revenues	$5,669	$5,817	(3)%
Provision for credit losses	93	24	N/M
Compensation and benefits	2,057	1,948	6%
Non-compensation expenses	2,320	2,219	5%
Total non-interest expenses	4,377	4,167	5%
Income before provision for income taxes	1,199	1,626	(26)%
Provision for income taxes	263	305	(14)%
Net income	936	1,321	(29)%
Net income applicable to noncontrolling interests	24	47	(49)%
Net income applicable to Morgan Stanley	$912	$1,274	(28)%

	Nine Months Ended September 30,		% Change
$ in millions	2023	2022
Revenues
Advisory	$1,542	$2,235	(31)%
Equity	664	624	6%
Fixed income	1,054	1,124	(6)%
Total Underwriting	1,718	1,748	(2)%
Total Investment banking	3,260	3,983	(18)%
Equity	7,784	8,593	(9)%
Fixed income	6,239	7,604	(18)%
Other	837	(587)	N/M
Net revenues	$18,120	$19,593	(8)%
Provision for credit losses	379	150	153%
Compensation and benefits	6,637	6,602	1%
Non-compensation expenses	7,036	6,874	2%
Total non-interest expenses	13,673	13,476	1%
Income before provision for income taxes	4,068	5,967	(32)%
Provision for income taxes	802	1,235	(35)%
Net income	3,266	4,732	(31)%
Net income applicable to noncontrolling interests	117	146	(20)%
Net income applicable to Morgan Stanley	$3,149	$4,586	(31)%
Investment Banking
Investment Banking Volumes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2023	2022	2023	2022
Completed mergers and acquisitions[1]	$157	$149	$367	$631
Equity and equity-related offerings[2,3]	6	5	26	16
Fixed income offerings[2,4]	47	53	184	187
Source: Refinitiv data as of October 2, 2023. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Revenues of $938 million in the current quarter decreased 27% from the prior year quarter, primarily reflecting lower advisory and fixed income underwriting revenues.
•Advisory revenues decreased primarily due to fewer completed M&A transactions.
•Equity underwriting revenues increased on higher volumes, primarily in secondary offerings, partially offset by lower revenues from initial public offerings.
•Fixed income underwriting revenues decreased primarily due to lower event-driven non-investment grade loan issuances.
Revenues of $3,260 million in the current year period decreased 18% compared with the prior year period, primarily reflecting lower advisory revenues.
•Advisory revenues decreased primarily due to fewer completed M&A transactions.
•Equity underwriting revenues increased on higher volumes, primarily in secondary offerings and convertible issuances, partially offset by lower revenues from initial public offerings.
•Fixed income underwriting revenues decreased primarily due to lower non-investment grade loan issuances, partially offset by higher investment-grade bond and loan issuances.
Investment Banking continues to operate in a market environment characterized by reduced completed M&A activity and underwriting activity amid inflationary pressures and uncertainty regarding the future path of interest rates, which have remained persistently high.
See “Investment Banking Volumes” herein.

Management’s Discussion and Analysis
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended September 30, 2023
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,861	$130	$(857)	$26	$1,160
Execution services	803	534	(71)	81	1,347
Total Equity	$2,664	$664	$(928)	$107	$2,507
Total Fixed Income	$2,013	$90	$(258)	$102	$1,947

	Three Months Ended September 30, 2022
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,308	$132	$(74)	$2	$1,368
Execution services	578	573	21	(81)	1,091
Total Equity	$1,886	$705	$(53)	$(79)	$2,459
Total Fixed Income	$1,928	$85	$133	$35	$2,181

	Nine Months Ended September 30, 2023
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$5,426	$394	$(2,016)	$64	$3,868
Execution services	2,308	1,695	(175)	88	3,916
Total Equity	$7,734	$2,089	$(2,191)	$152	$7,784
Total Fixed Income	$6,428	$283	$(821)	$349	$6,239

	Nine Months Ended September 30, 2022
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$3,914	$404	$46	$7	$4,371
Execution services	2,371	1,887	(22)	(14)	4,222
Total Equity	$6,285	$2,291	$24	$(7)	$8,593
Total Fixed Income	$6,263	$264	$1,046	$31	$7,604
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $2,507 million in the current quarter increased 2% compared with the prior year quarter, primarily reflecting an increase in execution services, partially offset by a decrease in financing.
•Financing revenues decreased primarily due to lower spreads driven by changes in the client balance mix and higher funding costs.
•Execution services revenues increased primarily due to mark-to-market gains on business-related investments compared with losses in the prior year quarter and higher gains on inventory held to facilitate client activity in derivatives.
Net revenues of $7,784 million in the current year period decreased 9% compared with the prior year period, primarily reflecting decreases in financing and execution services.
•Financing revenues decreased primarily due to lower spreads driven by changes in the client balance mix and higher funding costs.
•Execution services revenues decreased primarily due to lower gains on inventory held to facilitate client activity and lower client activity in derivatives and cash equities, partially offset by mark-to-market gains on business-related investments compared with losses in the prior year period.
Fixed Income
Net revenues of $1,947 million in the current quarter decreased 11% from the prior year quarter reflecting a decrease in rates and foreign exchange products, partially offset by increases in commodities and securitized products.
•Global macro products revenues decreased primarily due to a decline in rates and foreign exchange products.
•Credit products revenues increased primarily due to an increase in agency and non-agency trading within securitized products, partially offset by municipal securities products.
•Commodities products and other fixed income revenues increased primarily due to higher gains on inventory held to facilitate client activity.
Net revenues of $6,239 million in the current year period decreased 18% compared with the prior year period, reflecting a decrease in foreign exchange products and commodities.
•Global macro products revenues decreased primarily due to a decline in foreign exchange products.
•Credit products revenues were relatively unchanged from the prior year period.
•Commodities products and other fixed income revenues decreased compared to elevated results in the prior year period, primarily due to lower gains on inventory and lower client activity.
Other Net Revenues
Other net revenues were $277 million in the current quarter, compared with losses of $100 million in the prior year quarter, primarily due to lower mark-to-market losses, inclusive of hedges and higher net interest income and fees on corporate loans.

Management’s Discussion and Analysis
Other net revenues were $837 million in the current year period, compared with losses of $587 million in the prior year period, primarily due to lower mark-to-market losses, inclusive of hedges and higher net interest income on corporate loans as well as mark-to-market gains compared with losses in the prior year period on DCP investments.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $93 million in the current quarter was primarily driven by deteriorating conditions in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio. The Provision for credit losses on loans and lending commitments was $24 million in the prior year quarter, primarily driven by deterioration in the macroeconomic outlook.
The Provision for credit losses on loans and lending commitments of $379 million in the current year period was primarily related to deteriorating conditions in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio, and modest growth in certain other loan portfolios. The Provision for credit losses on loans and lending commitments was $150 million in the prior year period driven by portfolio growth and deterioration in the macroeconomic outlook.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-interest Expenses
Non-interest expenses of $4,377 million in the current quarter increased 5% compared with the prior year quarter due to higher Compensation and benefits and Non-compensation expenses.
•Compensation and benefits expenses increased primarily due to higher discretionary incentive compensation, partially offset by lower expenses related to outstanding deferred compensation.
•Non-compensation expenses increased primarily due to increased spend on technology, higher execution-related expenses and higher professional services expenses.
Non-interest expenses of $13,673 million in the current year period increased 1% compared with the prior year period, primarily due to higher Non-compensation expenses.
•Compensation and benefits expenses were relatively unchanged from the prior year period.
•Non-compensation expenses increased primarily due to higher execution-related expenses, increased spend on technology, marketing and business development and professional services, partially offset by a decrease in legal expenses.

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended September 30,		% Change
$ in millions	2023	2022
Revenues
Asset management	$3,629	$3,389	7%
Transactional[1]	678	616	10%
Net interest	1,952	2,004	(3)%
Other[1]	145	111	31%
Net revenues	6,404	6,120	5%
Provision for credit losses	41	11	N/M
Compensation and benefits	3,352	3,171	6%
Non-compensation expenses	1,302	1,289	1%
Total non-interest expenses	4,654	4,460	4%
Income before provision for income taxes	$1,709	$1,649	4%
Provision for income taxes	389	396	(2)%
Net income applicable to Morgan Stanley	$1,320	$1,253	5%

	Nine Months Ended September 30,		% Change
$ in millions	2023	2022
Revenues
Asset management	$10,463	$10,525	(1)%
Transactional[1]	2,468	1,542	60%
Net interest	6,266	5,291	18%
Other[1]	426	433	(2)%
Net revenues	19,623	17,791	10%
Provision for credit losses	150	43	N/M
Compensation and benefits	10,332	9,191	12%
Non-compensation expenses	4,039	3,814	6%
Total non-interest expenses	14,371	13,005	11%
Income before provision for income taxes	$5,102	$4,743	8%
Provision for income taxes	1,098	1,028	7%
Net income applicable to Morgan Stanley	$4,004	$3,715	8%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues. Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At September 30, 2023	At December 31, 2022
Total client assets[1]	$4,798	$4,187
U.S. Bank Subsidiary loans	$146	$146
Margin and other lending[2]	$23	$22
Deposits[3]	$340	$351
Annualized weighted average cost of deposits[4]
Period end	2.86%	1.59%
Period average for three months ended	2.69%	1.32%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net new assets[5]	$35.7	$64.8	$234.8	$259.7
1.Client assets represent those for which Wealth Management is providing services including financial advisor-led brokerage, custody, administrative and investment advisory services; self-directed brokerage and investment advisory services; financial and wealth planning services; workplace services, including stock plan administration, and retirement plan services. See “Advisor-led Channel” and “Self-directed Channel” herein for additional information.
2.Margin and other lending represents margin lending arrangements, which allow customers to borrow against the value of qualifying securities and other lending which includes non‐purpose securities-based lending on non‐bank entities.
3.Deposits reflect liabilities sourced from Wealth Management clients and other sources of funding on the U.S. Bank Subsidiaries. Deposits include sweep deposit programs, savings and other, and time deposits. Excludes approximately $6 billion of off-balance sheet deposits as of December 31, 2022 and none as of September 30, 2023.
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products, excluding the effect of related hedging derivatives. The period end cost of deposits is based upon balances and rates as of September 30, 2023 and December 31, 2022. The period average is based on daily balances and rates for the period.
5.Net new assets represent client asset inflows, including dividends and interest, and asset acquisitions, less client asset outflows, and exclude activity from business combinations/divestitures and the impact of fees and commissions.
Advisor-led Channel

$ in billions	At September 30, 2023	At December 31, 2022
Advisor-led client assets[1]	$3,755	$3,392
Fee-based client assets[2]	$1,857	$1,678
Fee-based client assets as a percentage of advisor-led client assets	49%	49%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fee-based asset flows[3]	$22.5	$16.7	$67.6	$142.4
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

Management’s Discussion and Analysis
Self-directed Channel

$ in billions	At September 30, 2023	At December 31, 2022
Self-directed client assets[1]	$1,043	$795
Self-directed households (in millions)[2]	8.1	8.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Daily average revenue trades (“DARTs”) (in thousands)[3]	735	805	777	900
1.Self-directed client assets represent active accounts which are not advisor led. Active accounts are defined as having at least $25 in assets.
2.Self-directed households represent the total number of households that include at least one active account with self-directed assets. Individual households or participants that are engaged in one or more of our Wealth Management channels are included in each of the respective channel counts.
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

$ in billions	At September 30, 2023	At December 31, 2022
Stock plan unvested assets[2]	$377	$302
Stock plan participants (in millions)[3]	6.6	6.3
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
Net Revenues
Asset Management
Asset management revenues of $3,629 million in the current quarter increased 7% when compared with the prior year quarter, primarily reflecting higher average fee-based asset levels in the current quarter due to higher market levels and the cumulative impact of positive fee-based flows.
Asset management revenues of $10,463 million in the current year period decreased 1% when compared with the prior year period, primarily reflecting lower average fee-based asset levels due to declines in the markets, partially offset by the cumulative impact of positive fee-based flows.
See “Fee-Based Client Assets Rollforwards” herein.
Transactional Revenues
Transactional revenues of $678 million in the current quarter increased by $62 million from the prior year quarter, primarily due to increased client activity in alternative products.
In the current year period, transactional revenues of $2,468 million increased by $926 million from the prior year period, primarily driven by gains on DCP investments compared with losses in the prior year period, partially offset by lower client activity.
For further information on the impact of DCP, see “Selected Non-GAAP Financial Information” herein.
Net Interest
Net interest revenues of $1,952 million in the current quarter decreased 3% when compared with the prior year quarter, primarily due to the net effect of lower brokerage sweep deposits as client preferences continue to evolve, partially offset by the impact of higher interest rates.
Net interest revenues of $6,266 million in the current year period increased 18% when compared with the prior year period, primarily due to the net effect of higher interest rates, partially offset by the impact of lower brokerage sweep deposits.
The level and pace of interest rate changes and other macroeconomic factors continued to impact client preferences for cash allocation to higher-yielding products and the pace of reallocation of client balances, resulting in changes in the deposit mix and associated interest expense, as well as client demand for loans. If these trends persist, net interest income may continue to be impacted in future periods.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $41 million in the current quarter primarily reflects deteriorating conditions in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio. The Provision for credit losses on loans and lending commitments was $11 million in the prior year quarter, primarily driven by the commercial real estate portfolio.
In the current year period, the Provision for credit losses on loans and lending commitments of $150 million was primarily related to deteriorating conditions in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio. The Provision for credit losses on loans and lending commitments was $43 million in the prior year period, primarily driven by deterioration in the macroeconomic outlook and portfolio growth in Residential real estate loans.
Non-interest Expenses
Non-interest expenses of $4,654 million in the current quarter increased 4% compared with the prior year quarter, as a result of higher Compensation and benefits expenses.
•Compensation and benefits expenses increased in the current quarter primarily due to higher expenses in the formulaic payout to Wealth Management representatives driven by higher compensable revenues, higher salaries and higher expenses related to DCP.
•Non-compensation expenses were relatively unchanged compared with the prior year quarter.

Management’s Discussion and Analysis
In the current year period, Non-interest expenses increased 11% to $14,371 million compared with the prior year period, as a result of higher Compensation and benefits expenses and higher Non-compensation expenses.
•Compensation and benefits expenses increased in the current year period primarily due to higher expenses related to DCP, higher salaries and severance costs associated with the employee action in the second quarter.
•Non-compensation expenses increased in the current year period primarily driven by increased spend on technology, professional services and occupancy.

For further information on the impact of expenses related to DCP, see “Selected Non-GAAP Financial Information” herein.
Fee-Based Client Assets Rollforwards

$ in billions	At June 30, 2023	Inflows	Outflows	Market Impact	At September 30, 2023
Separately managed[1]	$556	$15	$(7)	$14	$578
Unified managed	456	29	(19)	(17)	449
Advisor	182	7	(9)	(5)	175
Portfolio manager	607	27	(21)	(16)	597
Subtotal	$1,801	$78	$(56)	$(24)	$1,799
Cash management	55	16	(13)	—	58
Total fee-based client assets	$1,856	$94	$(69)	$(24)	$1,857

$ in billions	At June 30, 2022	Inflows	Outflows	Market Impact	At September 30, 2022
Separately managed[1]	$556	$14	$(6)	$(53)	$511
Unified managed	396	18	(12)	(23)	379
Advisor	172	7	(9)	(7)	163
Portfolio manager	546	22	(18)	(24)	526
Subtotal	$1,670	$61	$(45)	$(107)	$1,579
Cash management	47	10	(8)	—	49
Total fee-based client assets	$1,717	$71	$(53)	$(107)	$1,628

$ in billions	At December 31, 2022	Inflows	Outflows	Market Impact	At September 30, 2023
Separately managed[1]	$501	$40	$(18)	$55	$578
Unified managed	408	70	(43)	14	449
Advisor	167	22	(25)	11	175
Portfolio manager	552	74	(53)	24	597
Subtotal	$1,628	$206	$(139)	$104	$1,799
Cash management	50	48	(40)	—	58
Total fee-based client assets	$1,678	$254	$(179)	$104	$1,857

$ in billions	At December 31, 2021	Inflows[2]	Outflows	Market Impact	At September 30, 2022
Separately managed[1]	$479	$126	$(19)	$(75)	$511
Unified managed	467	58	(37)	(109)	379
Advisor	211	22	(27)	(43)	163
Portfolio manager	636	71	(52)	(129)	526
Subtotal	$1,793	$277	$(135)	$(356)	$1,579
Cash management	46	28	(25)	—	49
Total fee-based client assets	$1,839	$305	$(160)	$(356)	$1,628
1.Includes non-custody account values based on asset values reported on a quarter lag by third-party custodians.
2.Includes $75 billion of fee-based assets acquired in an asset acquisition in the first quarter of 2022, reflected in Separately managed.
Average Fee Rates1

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2023	2022	2023	2022
Separately managed	12	11	13	12
Unified managed	92	94	92	94
Advisor	79	80	80	81
Portfolio manager	90	91	91	92
Subtotal	65	65	66	66
Cash management	6	6	6	6
Total fee-based client assets	64	63	64	65
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
For a description of fee-based client assets and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2022 Form 10-K.

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended September 30,		% Change
$ in millions	2023	2022
Revenues
Asset management and related fees	$1,312	$1,269	3%
Performance-based income and other[1]	24	(101)	124%
Net revenues	1,336	1,168	14%
Compensation and benefits	526	495	6%
Non-compensation expenses	569	557	2%
Total non-interest expenses	1,095	1,052	4%
Income before provision for income taxes	241	116	108%
Provision for income taxes	59	26	127%
Net income	182	90	102%
Net income (loss) applicable to noncontrolling interests	3	(17)	118%
Net income applicable to Morgan Stanley	$179	$107	67%

	Nine Months Ended September 30,		% Change
$ in millions	2023	2022
Revenues
Asset management and related fees	$3,828	$3,961	(3)%
Performance-based income and other[1]	78	(47)	N/M
Net revenues	3,906	3,914	—%
Compensation and benefits	1,638	1,645	—%
Non-compensation expenses	1,691	1,676	1%
Total non-interest expenses	3,329	3,321	—%
Income before provision for income taxes	577	593	(3)%
Provision for income taxes	135	121	12%
Net income	442	472	(6)%
Net income (loss) applicable to noncontrolling interests	2	(26)	108%
Net income applicable to Morgan Stanley	$440	$498	(12)%
1.Includes Investments, Trading, Commissions and fees, Net interest, and Other revenues.
Net Revenues
Asset Management and Related Fees

Asset management and related fees of $1,312 million in the current quarter increased 3% from the prior year quarter, primarily driven by higher average AUM due to the increase in asset values from the prior year quarter.

Asset management and related fees of $3,828 million in the current year period decreased 3% from the prior year period primarily due to lower average AUM driven by the decline in asset values and the cumulative effect of net outflows in Long-Term AUM.
Asset management revenues are influenced by the level, relative mix of AUM and related fee rates. The market environment in recent quarters has led to a decline in asset prices, which in turn, negatively impacted our average Long-Term AUM level across asset classes. To the extent the market condition deteriorates further, or we continue to see net outflows of Long-Term AUM, we would expect our Asset management revenue to continue to be negatively impacted.
See “Assets under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues were $24 million in the current quarter, compared with losses of $101 million in the prior year quarter, primarily due to higher accrued carried interest and investment gains in certain private equity funds.

Performance-based income and other revenues of $78 million in the current year period increased, primarily due to DCP investments and public investments, partially offset by reduced carried interest in infrastructure funds.
Non-interest Expenses
Non-interest expenses of $1,095 million in the current quarter increased 4% from the prior year quarter, primarily due to higher Compensation and benefits expenses.
•Compensation and benefits expenses increased in the current quarter primarily due to higher expenses related to compensation associated with carried interest.
•Non-compensation expenses increased primarily as a result of higher fee sharing paid to intermediaries on higher average AUM.
Non-interest expenses of $3,329 million in the current year period, remained relatively unchanged from the prior year period.
•Compensation and benefits expenses were relatively unchanged for the current year period as a result of lower expenses related to compensation associated with carried interest, offset by higher expenses related to DCP.
•Non-compensation expenses were relatively unchanged for the current year period.

Management’s Discussion and Analysis
Assets under Management or Supervision Rollforwards

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
June 30, 2023	$289	$165	$482	$936	$476	$1,412
Inflows	9	14	31	54	553	607
Outflows	(15)	(15)	(29)	(59)	(543)	(602)
Market Impact	(11)	(1)	(10)	(22)	—	(22)
Other	—	—	(2)	(2)	(5)	(7)
September 30, 2023	$272	$163	$472	$907	$481	$1,388

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
June 30, 2022	$265	$181	$415	$861	$490	$1,351
Inflows	10	13	24	47	572	619
Outflows	(14)	(17)	(15)	(46)	(602)	(648)
Market Impact	(9)	(3)	(15)	(27)	(2)	(29)
Other	(3)	(3)	(4)	(10)	(4)	(14)
September 30, 2022	$249	$171	$405	$825	$454	$1,279

$ in billions	Equity	Fixed Income[1]	Alternatives and Solutions[1]	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2022	$259	$173	$431	$863	$442	$1,305
Inflows	29	42	79	150	1,713	1,863
Outflows	(42)	(48)	(63)	(153)	(1,673)	(1,826)
Market Impact	30	4	22	56	10	66
Other[1]	(4)	(8)	3	(9)	(11)	(20)
September 30, 2023	$272	$163	$472	$907	$481	$1,388

$ in billions	Equity	Fixed Income	Alternatives and Solutions	Long-Term AUM Subtotal	Liquidity and Overlay Services	Total
December 31, 2021	$395	$207	$466	$1,068	$497	$1,565
Inflows	42	50	74	166	1,675	1,841
Outflows	(60)	(59)	(60)	(179)	(1,702)	(1,881)
Market Impact	(117)	(19)	(67)	(203)	(11)	(214)
Other	(11)	(8)	(8)	(27)	(5)	(32)
September 30, 2022	$249	$171	$405	$825	$454	$1,279
1.In the second quarter of the current year, our Retail Municipal and Corporate Fixed Income business (“FIMS”) was combined with our Parametric retail customized solutions business. The impact of the change was a $6 billion movement in AUM from Fixed Income to the Alternatives and Solutions asset class included in Other.
Average AUM

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2023	2022	2023	2022
Equity	$287	$269	$278	$308
Fixed income	166	179	171	190
Alternatives and Solutions	482	420	460	436
Long-term AUM subtotal	935	868	909	934
Liquidity and Overlay Services	478	466	461	469
Total AUM	$1,413	$1,334	$1,370	$1,403
Average Fee Rates1

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2023	2022	2023	2022
Equity	72	71	72	70
Fixed income	36	34	35	36
Alternatives and Solutions	30	34	32	34
Long-term AUM	44	46	45	46
Liquidity and Overlay Services	12	13	13	11
Total AUM	33	34	34	35
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
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At September 30, 2023	At December 31, 2022
Investment securities portfolio:
Investment securities—AFS	$60.8	$66.9
Investment securities—HTM	54.0	56.4
Total investment securities	$114.8	$123.3
Wealth Management Loans[2]
Residential real estate	$58.9	$54.4
Securities-based lending and Other[3]	86.9	91.7
Total, net of ACL	$145.8	$146.1
Institutional Securities Loans[2]
Corporate	$8.8	$6.9
Secured lending facilities	39.6	37.1
Commercial and Residential real estate	10.8	10.2
Securities-based lending and Other	4.1	6.0
Total, net of ACL	$63.3	$60.2
Total Assets	$388.1	$391.0
Deposits[4]	$339.9	$350.6
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
We are currently evaluating the following accounting update, however, we do not expect a material impact on our financial condition or results of operations upon adoption:
•Investments—Tax Credit Structures. This accounting update permits an election to account for tax equity investments using the proportional amortization method if certain conditions are met. The update requires a separate accounting policy election to be made for each tax credit program. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received. The amortization of the investment and the income tax credits and other income tax benefits are recognized net in the income statement as a component of provision for income taxes. The update also requires disclosures of certain information that enable investors and other users of our financial statements to understand the nature of (i) the tax equity investments in projects that generate income tax credits and other income tax benefits from a program for which the proportional amortization method has been elected and (ii) the impact of the tax equity investments and related income tax credits on the financial condition and results of operations. The accounting update will be effective January 1, 2024, with early adoption permitted.
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
Liquidity and Capital Resources
Our liquidity and capital policies are established and maintained by senior management, with oversight by the Asset/Liability Management Committee and the Board of Directors (“Board”). Through various risk and control committees, senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity, interest rate and currency sensitivity of our asset and liability position. Our Corporate Treasury department (“Treasury”), Firm Risk Committee, Asset/Liability Management Committee, and other committees and control groups assist in evaluating, monitoring and managing the impact that our business activities have on our balance sheet, liquidity and capital structure. Liquidity and capital matters

Management’s Discussion and Analysis
are reported regularly to the Board and the Risk Committee of the Board.
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
Total Assets by Business Segment

	At September 30, 2023
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$75,646	$32,573	$182	$108,401
Trading assets at fair value	335,146	6,691	4,848	346,685
Investment securities	34,242	112,724	—	146,966
Securities purchased under agreements to resell	96,979	4,590	—	101,569
Securities borrowed	119,887	1,029	—	120,916
Customer and other receivables	43,317	31,916	1,262	76,495
Loans[1]	71,089	145,879	4	216,972
Other assets[2]	13,874	26,088	11,047	51,009
Total assets	$790,180	$361,490	$17,343	$1,169,013

	At December 31, 2022
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$88,362	$39,539	$226	$128,127
Trading assets at fair value	294,884	1,971	4,460	301,315
Investment securities	40,481	119,450	—	159,931
Securities purchased under agreements to resell	102,511	11,396	—	113,907
Securities borrowed	132,619	755	—	133,374
Customer and other receivables	47,515	29,620	1,405	78,540
Loans[1]	67,676	146,105	4	213,785
Other assets[2]	15,789	24,469	10,994	51,252
Total assets	$789,837	$373,305	$17,089	$1,180,231
1.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheet (see Note 9 to the financial statements).
2.Other assets primarily includes Goodwill and Intangible assets, premises, equipment and software, ROU assets related to leases, other investments, and deferred tax assets.
A substantial portion of total assets consists of cash and cash equivalents, liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from market-making, financing and prime brokerage activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio. Total assets of
$1,169 billion at September 30, 2023 were relatively unchanged from $1,180 billion at December 31, 2022.
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
At September 30, 2023 and December 31, 2022, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2023	June 30, 2023
Cash deposits with central banks	$66,330	$60,876
Unencumbered HQLA Securities[1]:
U.S. government obligations	122,110	124,357
U.S. agency and agency mortgage-backed securities	86,628	94,367
Non-U.S. sovereign obligations[2]	23,416	21,393
Other investment grade securities	693	715
Total HQLA[1]	$299,177	$301,708
Cash deposits with banks (non-HQLA)	8,190	9,016
Total Liquidity Resources	$307,367	$310,724
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered Japanese, French, U.K., Italian and Spanish government obligations.

Management’s Discussion and Analysis
Liquidity Resources by Bank and Non-Bank Legal Entities

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2023	June 30, 2023
Bank legal entities
U.S.	$132,663	$131,584
Non-U.S.	6,101	7,384
Total Bank legal entities	138,764	138,968
Non-Bank legal entities
U.S.:
Parent Company	53,681	49,988
Non-Parent Company	58,839	58,402
Total U.S.	112,520	108,390
Non-U.S.	56,083	63,366
Total Non-Bank legal entities	168,603	171,756
Total Liquidity Resources	$307,367	$310,724
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
As of September 30, 2023, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2023	June 30, 2023
Eligible HQLA[1]
Cash deposits with central banks	$60,163	$53,387
Securities[2]	181,010	186,913
Total Eligible HQLA[1]	$241,173	$240,300
Net cash outflows	$190,336	$181,772
LCR	127%	132%
1.Under the LCR rule, Eligible HQLA is calculated using weightings and excluding certain HQLA held in subsidiaries.
2.Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities and sovereign bonds.

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
Treasury allocates interest expense to our businesses based on the tenor and interest rate profile of the assets being funded. Treasury similarly allocates interest income to businesses carrying deposit products and other liabilities across the businesses based on the characteristics of those deposits and other liabilities.
Secured Financing
For a discussion of our secured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Secured Financing” in the 2022 Form 10-K.

Management’s Discussion and Analysis
Collateralized Financing Transactions

$ in millions	At September 30, 2023	At December 31, 2022
Securities purchased under agreements to resell and Securities borrowed	$222,485	$247,281
Securities sold under agreements to repurchase and Securities loaned	$89,725	$78,213
Securities received as collateral[1]	$7,904	$9,954

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2023	December 31, 2022
Securities purchased under agreements to resell and Securities borrowed	$222,503	$261,627
Securities sold under agreements to repurchase and Securities loaned	$88,115	$77,268
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
Deposits

$ in millions	At September 30, 2023	At December 31, 2022
Savings and demand deposits:
Brokerage sweep deposits[1]	$145,532	$202,592
Savings and other	134,476	117,356
Total Savings and demand deposits	280,008	319,948
Time deposits	65,450	36,698
Total[2]	$345,458	$356,646
1.Amounts represent balances swept from client brokerage accounts.
2.Excludes approximately $6 billion of off-balance sheet deposits at unaffiliated financial institutions as of December 31, 2022 and none as of September 30, 2023. This client cash held by third parties is not reflected in our balance sheet and is not immediately available for liquidity purposes.
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
Borrowings by Remaining Maturity at September 30, 20231

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$4,350	$4,350
Original maturities greater than one year
2023	$1,823	$2,123	$3,946
2024	11,750	11,611	23,361
2025	21,660	11,996	33,656
2026	23,760	7,874	31,634
2027	18,426	5,872	24,298
Thereafter	91,085	34,863	125,948
Total greater than one year	$168,504	$74,339	$242,843
Total	$168,504	$78,689	$247,193
Maturities over next 12 months[2]			$21,514
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $247 billion as of September 30, 2023 were largely unchanged when compared with $238 billion at December 31, 2022.
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
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at October 31, 2023

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
guidelines. In the future, we may expand or contract our capital base to address the changing needs of our businesses.
Common Stock Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except for per share data	2023	2022	2023	2022
Number of shares	17	30	45	93
Average price per share	$87.59	$85.79	$89.26	$87.50
Total	$1,500	$2,555	$4,000	$8,165
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein and Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	October 18, 2023
Amount per share	$0.850
Date to be paid	November 15, 2023
Shareholders of record as of	October 31, 2023
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
Regulatory Requirements
Regulatory Capital Framework
We are an FHC under the Bank Holding Company Act of 1956, as amended and are subject to the regulation and

Management’s Discussion and Analysis
oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for us, including “well-capitalized” standards, and evaluates our compliance with such capital requirements. The OCC establishes similar capital requirements and standards for our U.S. Bank Subsidiaries. The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee and also implement certain provisions of the Dodd-Frank Act. For us to remain an FHC, we must remain well-capitalized in accordance with standards established by the Federal Reserve, and our U.S. Bank Subsidiaries must remain well-capitalized in accordance with standards established by the OCC. In addition, many of our regulated subsidiaries are subject to regulatory capital requirements, including regulated subsidiaries registered as swap dealers with the CFTC or conditionally registered as security-based swap dealers with the SEC or registered as broker-dealers or futures commission merchants. For additional information on regulatory capital requirements for our U.S. Bank Subsidiaries, as well as our subsidiaries that are swap entities, see Note 15 to the financial statements.
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

	At September 30, 2023 and December 31, 2022
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

	Regulatory Minimum	At September 30, 2023 and December 31, 2022
		Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.3%	10.0%
Tier 1 capital ratio	6.0%	14.8%	11.5%
Total capital ratio	8.0%	16.8%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At September 30, 2023 and December 31, 2022, the differences between the actual and required ratios were lower under the Standardized Approach.
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

Management’s Discussion and Analysis
Regulatory Capital Ratios

$ in millions	Required Ratio[1]	At September 30, 2023	At December 31, 2022
Risk-based capital— Standardized
Common Equity Tier 1 capital		$69,148	$68,670
Tier 1 capital		77,891	77,191
Total capital		88,573	86,575
Total RWA		443,816	447,849
Common Equity Tier 1 capital ratio	13.3%	15.6%	15.3%
Tier 1 capital ratio	14.8%	17.6%	17.2%
Total capital ratio	16.8%	20.0%	19.3%

$ in millions	Required Ratio[1]	At September 30, 2023	At December 31, 2022
Risk-based capital— Advanced
Common Equity Tier 1 capital		$69,148	$68,670
Tier 1 capital		77,891	77,191
Total capital		87,949	86,159
Total RWA		429,125	438,806
Common Equity Tier 1 capital ratio	10.0%	16.1%	15.6%
Tier 1 capital ratio	11.5%	18.2%	17.6%
Total capital ratio	13.5%	20.5%	19.6%

$ in millions	Required Ratio[1]	At September 30, 2023	At December 31, 2022
Leverage-based capital
Adjusted average assets[2]		$1,152,379	$1,150,772
Tier 1 leverage ratio	4.0%	6.8%	6.7%
Supplementary leverage exposure[3]		$1,416,310	$1,399,403
SLR	5.0%	5.5%	5.5%
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
Regulatory Capital

$ in millions	At September 30, 2023	At December 31, 2022	Change
Common Equity Tier 1 capital
Common stock and surplus	$(344)	$2,782	$(3,126)
Retained earnings	98,132	95,047	3,085
AOCI	(7,202)	(6,253)	(949)
Regulatory adjustments and deductions:
Net goodwill	(16,388)	(16,393)	5
Net intangible assets	(5,665)	(6,048)	383
Other adjustments and deductions[1]	615	(465)	1,080
Total Common Equity Tier 1 capital	$69,148	$68,670	$478
Additional Tier 1 capital
Preferred stock	$8,750	$8,750	$—
Noncontrolling interests	752	552	200
Additional Tier 1 capital	$9,502	$9,302	$200
Deduction for investments in covered funds	(759)	(781)	22
Total Tier 1 capital	$77,891	$77,191	$700
Standardized Tier 2 capital
Subordinated debt	$8,665	$7,846	$819
Eligible ACL	2,040	1,613	427
Other adjustments and deductions	(23)	(75)	52
Total Standardized Tier 2 capital	$10,682	$9,384	$1,298
Total Standardized capital	$88,573	$86,575	$1,998
Advanced Tier 2 capital
Subordinated debt	$8,665	$7,846	$819
Eligible credit reserves	1,416	1,197	219
Other adjustments and deductions	(23)	(75)	52
Total Advanced Tier 2 capital	$10,058	$8,968	$1,090
Total Advanced capital	$87,949	$86,159	$1,790
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

Management’s Discussion and Analysis
RWA Rollforward

	Nine Months Ended September 30, 2023
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2022	$397,275	$285,638
Change related to the following items:
Derivatives	(969)	(5,361)
Securities financing transactions	(462)	238
Investment securities	(1,364)	(1,296)
Commitments, guarantees and loans	(88)	5,977
Equity investments	(416)	(409)
Other credit risk	2,253	551
Total change in credit risk RWA	$(1,046)	$(300)
Balance at September 30, 2023	$396,229	$285,338
Market risk RWA
Balance at December 31, 2022	$50,574	$50,563
Change related to the following items:
Regulatory VaR	(2,210)	(2,210)
Regulatory stressed VaR	(5,517)	(5,517)
Incremental risk charge	(216)	(216)
Comprehensive risk measure	355	366
Specific risk	4,601	4,601
Total change in market risk RWA	$(2,987)	$(2,976)
Balance at September 30, 2023	$47,587	$47,587
Operational risk RWA
Balance at December 31, 2022	N/A	$102,605
Change in operational risk RWA	N/A	(6,405)
Balance at September 30, 2023	N/A	$96,200
Total RWA	$443,816	$429,125
Regulatory VaR—VaR for regulatory capital requirements

In the current year period, Credit risk RWA remained relatively unchanged under both the Standardized and Advanced Approaches. Under the Standardized Approach, slight decreases in investment securities, derivatives, and securities financing transactions were offset by a slight increase in Other credit risk driven by higher deferred tax assets and securitizations. Under the Advanced Approach, decreases in derivatives and investment securities were offset by growth in Corporate lending.

Market risk RWA decreased in the current year period under both the Standardized and Advanced Approaches, primarily due to lower Regulatory stressed VaR and Regulatory VaR driven by reductions in macro and commodities businesses, partially offset by higher Specific risk charges on securitization and higher non-securitization standardized charges.

The decrease in Operational risk RWA in the current year period reflects lower execution-related losses.
Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements
The Federal Reserve has established external TLAC, long-term debt (“LTD”) and clean holding company requirements for top-tier BHCs of U.S. G-SIBs (“covered BHCs”), including the Parent Company. These requirements are designed to ensure that covered BHCs will have enough loss-
absorbing resources at the point of failure to be recapitalized through the conversion of eligible LTD to equity or otherwise by imposing losses on eligible LTD or other forms of TLAC where an SPOE resolution strategy is used.
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At September 30, 2023	At December 31, 2022
External TLAC[2]			$248,739	$245,951
External TLAC as a % of RWA	18.0%	21.5%	56.0%	54.9%
External TLAC as a % of leverage exposure	7.5%	9.5%	17.6%	17.6%
Eligible LTD[3]			$161,898	$159,444
Eligible LTD as a % of RWA	9.0%	9.0%	36.5%	35.6%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	11.4%	11.4%
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
We are in compliance with all TLAC requirements as of September 30, 2023 and December 31, 2022.
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
For the 2023 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 5, 2023. On June 28, 2023, the Federal Reserve published summary results of its supervisory stress tests of each large BHC, in which the projected decline in our Common Equity Tier 1 ratio in the

Management’s Discussion and Analysis
severely adverse scenario improved from the prior annual supervisory stress test by 50 basis points, from 4.6% to 4.1%. Following the publication of the supervisory stress test results, and as a result of the increase in our common stock dividend and the resulting dividend add-on, we announced that our SCB will be 5.4% from October 1, 2023 through September 30, 2024. Together with other features of the regulatory capital framework, this SCB results in an aggregate Standardized Approach Common Equity Tier 1 ratio of 12.9%. Generally, our SCB is determined annually based on the results of the supervisory stress test.

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
The Required Capital framework is a risk-based and leverage-based capital measure, which is compared with our regulatory capital to ensure that we maintain an amount of going concern capital after absorbing potential losses from stress events, where applicable, at a point in time. The amount of capital allocated to the business segments is generally set at the beginning of each year and remains fixed throughout the year until the next annual reset unless a significant business change occurs (e.g., acquisition or disposition). We define the difference between our total average common equity and the sum of the average common equity amounts allocated to our business segments as Parent Company common equity. We generally hold Parent Company common equity for prospective regulatory requirements, organic growth, potential future acquisitions and other capital needs.
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2023	2022	2023	2022
Institutional Securities	$45.6	$48.8	$45.6	$48.8
Wealth Management	28.8	31.0	28.8	31.0
Investment Management	10.4	10.6	10.4	10.6
Parent Company	6.0	2.5	6.3	4.3
Total	$90.8	$92.9	$91.1	$94.7
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
Replacement of London Interbank Offered Rate and Replacement or Reform of Other Interest Rate Benchmarks
Central banks around the world, including the Federal Reserve, have sponsored initiatives in recent years to replace LIBOR and replace or reform certain other interest rate benchmarks (collectively, the “IBORs”). A transition away from use of the IBORs to alternative rates and other potential interest rate benchmark reforms has been underway for a number of years.
With the cessation of publication of U.S. dollar LIBOR rates on a representative basis as of June 30, 2023, all LIBOR publications have ceased on a representative basis. However, the one, three and six-month U.S. dollar LIBOR and three-month Sterling LIBOR rates are being published for a limited period for use in legacy transactions on the basis of a synthetic methodology (known as “synthetic LIBOR”). Publication of the three-month synthetic Sterling LIBOR will cease at the end of March 2024 and publication of the one, three and six-month synthetic U.S. dollar LIBOR will cease at the end of September 2024.
As of September 30, 2023, a significant majority of our U.S. dollar LIBOR-referenced contracts contained fallback provisions or otherwise had a path that allowed for the transition to an alternative reference rate following the cessation of the applicable U.S. dollar LIBOR rate. We continue to execute against our Firm-wide IBOR transition plan to complete the transition in all relevant markets to alternative reference rates.
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
Basel III Endgame Proposal
On July 27, 2023, U.S. banking agencies proposed revisions to risk-based capital and related standards applicable to us and our U.S. Bank Subsidiaries (“Basel III Endgame Proposal”). The proposal would introduce a new measure of RWAs known as “Expanded Total RWAs” (the “Expanded Approach”), reflecting new RWA methodologies that generally align with changes to the global Basel Accord adopted by the Basel Committee. The proposal would eliminate the current capital rule’s Advanced Approach and effectively replace it with the Expanded Approach, which more heavily relies on standardized methodologies. As compared with the Standardized Approach, the Expanded Approach includes more granular risk weights for credit risk and introduces a new market risk framework. In addition, unlike the Standardized Approach, the Expanded Approach includes operational risk and credit valuation adjustment RWA components.
The Basel III Endgame Proposal, if adopted as a final rule, would maintain the current capital rule’s dual-requirement structure, whereby we and our U.S. Bank Subsidiaries would be required to calculate our risk-based capital ratios under both the Expanded Approach and the Standardized Approach. In addition, the proposal would modify the Standardized Approach by requiring that the new market risk standards from the proposal also be applied in the Standardized Approach.

The Basel III Endgame Proposal would apply the SCB and G-SIB surcharge to risk-based capital requirements calculated under both the Expanded Approach and the Standardized Approach. The proposal includes a proposed effective date of

Management’s Discussion and Analysis
July 1, 2025, with three-year transition arrangements until revised standards are fully phased in on July 1, 2028.

Based on our current understanding of the Basel III Endgame Proposal, we estimate that, if the Expanded Approach had applied on a fully phased-in basis as of June 30, 2023, and in the absence of taking any actions to mitigate its impact, our Expanded Approach RWAs as of that date would have been approximately 40% higher than our actual Standardized Approach RWAs as of that date.

The increase in RWAs resulting from the Expanded Approach would result, assuming all other surcharge elements remained unchanged, in a lower SCB and lower G-SIB Method 2 surcharge as compared with current surcharges, as RWAs are included in the denominators of the relevant calculations for each buffer. Lower surcharges would, therefore, partially decrease the otherwise higher regulatory capital requirements under the Expanded Approach. The proposal would phase in the higher Expanded Approach RWAs on July 1 of each year during the transition, thereby increasing our regulatory capital requirements, with delayed incorporation of the potentially lower SCB and G-SIB Method 2 capital surcharge calculations.

Any estimate of how the Expanded Approach may impact us is a forward-looking statement and subject to uncertainty, as actual results may differ from the anticipated results and may be materially affected by and dependent on a range of factors, including business performance, future capital actions, the results of future supervisory stress tests, and potential modifications to the proposal by the U.S. banking agencies in a final rulemaking. The Firm does not undertake to update any forward-looking statement.
G-SIB Surcharge Proposal
On July 27, 2023, the Federal Reserve proposed revisions to the G-SIB capital surcharge framework applicable to us (“G-SIB Surcharge Proposal”). The G-SIB Surcharge Proposal includes various technical revisions to the G-SIB capital surcharge methodology and would revise the resulting Method 2 G-SIB capital surcharge from 0.5-percentage point increments to 0.1-percentage point increments. The G-SIB Surcharge Proposal includes a proposed effective date two calendar quarters after the date of adoption of a final rule by the Federal Reserve. We continue to evaluate the G-SIB Surcharge Proposal and the potential impacts, if adopted, on our capital requirements and our Required Capital framework.

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
95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	September 30, 2023
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$35	$36	$43	$29
Equity price	26	23	27	18
Foreign exchange rate	7	8	10	7
Commodity price	20	16	21	12
Less: Diversification benefit[2]	(50)	(41)	N/A	N/A
Primary Risk Categories	$38	$42	$48	$35
Credit Portfolio	22	22	23	21
Less: Diversification benefit[2]	(19)	(16)	N/A	N/A
Total Management VaR	$41	$48	$57	$41

	Three Months Ended
	June 30, 2023
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$36	$36	$42	$31
Equity price	25	25	34	20
Foreign exchange rate	8	10	12	8
Commodity price	12	17	25	12
Less: Diversification benefit[2]	(33)	(40)	N/A	N/A
Primary Risk Categories	$48	$48	$56	$39
Credit Portfolio	23	22	23	20
Less: Diversification benefit[2]	(20)	(18)	N/A	N/A
Total Management VaR	$51	$52	$57	$46
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

Average Total Management VaR and average Management VaR for the Primary Risk Categories decreased from the three months ended June 30, 2023, primarily driven by reduced exposure in the Foreign exchange rate category and lower market volatility.
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
12
34
18
1
$40 to $45
$45 to $50
$50 to $55
$55 to $60

Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
1
14
31
15
4
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
Credit Spread Risk Sensitivity1

$ in millions	At September 30, 2023	At June 30, 2023
Derivatives	$6	$6
Borrowings carried at fair value	40	43
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
Wealth Management Net Interest Income Sensitivity Analysis

$ in millions	At September 30, 2023	At June 30, 2023
Basis point change
+100	$506	$532
-100	(535)	(596)
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
Our Wealth Management business segment balance sheet is asset sensitive, given assets reprice faster than liabilities, resulting in higher net interest income in increasing interest rate scenarios. The level of interest rates may impact the amount of deposits held at the Firm, given competition for deposits from other institutions and alternative cash-equivalent products available to depositors. Further, rising interest rates could also impact client demand for loans. Net

Risk Disclosures
interest income sensitivity to interest rates at September 30, 2023 was relatively unchanged from June 30, 2023.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At September 30, 2023	At June 30, 2023
Investments related to Investment Management activities	$472	$458
Other investments:
MUMSS	129	132
Other Firm investments	395	399
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
Loans and Lending Commitments

	At September 30, 2023
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$7,181	$11,086	$—	$18,267
Secured lending facilities	39,119	2,861	—	41,980
Commercial and Residential real estate	8,389	259	3,139	11,787
Securities-based lending and Other	3,039	—	4,419	7,458
Total Institutional Securities	57,728	14,206	7,558	79,492
Wealth Management:
Residential real estate	59,002	23	—	59,025
Securities-based lending and Other	87,165	1	—	87,166
Total Wealth Management	146,167	24	—	146,191
Total Investment Management[2]	4	—	427	431
Total loans	203,899	14,230	7,985	226,114
ACL	(1,157)			(1,157)
Total loans, net of ACL	$202,742	$14,230	$7,985	$224,957
Lending commitments[3]				$147,800
Total exposure				$372,757

	At December 31, 2022
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$6,589	$10,634	$—	$17,223
Secured lending facilities	35,606	3,176	6	38,788
Commercial and Residential real estate	8,515	926	2,548	11,989
Securities-based lending and Other	2,865	39	5,625	8,529
Total Institutional Securities	53,575	14,775	8,179	76,529
Wealth Management:
Residential real estate	54,460	4	—	54,464
Securities-based lending and Other	91,797	9	—	91,806
Total Wealth Management	146,257	13	—	146,270
Total Investment Management[2]	4	—	218	222
Total loans	199,836	14,788	8,397	223,021
ACL	(839)			(839)
Total loans, net of ACL	$198,997	$14,788	$8,397	$222,182
Lending commitments[3]				$136,960
Total exposure				$359,142
Total exposure—consists of Total loans, net of ACL, and Lending commitments
1.FVO includes the fair value of certain unfunded lending commitments.
2.Investment Management business segment loans are related to certain of our activities as an investment advisor and manager. Loans held at fair value are the result of the consolidation of investment vehicles (including CLOs) managed by Investment Management, composed primarily of senior secured loans to corporations.
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
Total loans and lending commitments increased by approximately $14 billion since December 31, 2022, primarily due to an increase in Corporate lending and Secured lending facilities within the Institutional Securities business segment.
See Notes 4, 5, 9 and 13 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$839
ACL—Lending Commitments	504
Total at December 31, 2022	$1,343
Gross charge-offs	(141)
Recoveries	1
Net (charge-offs) recoveries	(140)
Provision for credit losses	529
Other	(6)
Total at September 30, 2023	$1,726
ACL—Loans	$1,157
ACL—Lending commitments	569
Provision for Credit Losses by Business Segment

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
$ in millions	IS	WM	Total	IS	WM	Total
Loans	$80	$43	$123	$314	$148	$462
Lending commitments	13	(2)	11	65	2	67
Total	$93	$41	$134	$379	$150	$529
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
The allowance for credit losses for loans and lending commitments increased in the current year period, primarily due to deteriorating conditions in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio, and modest growth in certain other loan portfolios. Charge-offs in the current year period were primarily related to commercial real estate and corporate loans.
The base scenario used in our ACL models as of September 30, 2023 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models, and assumes weak economic growth in 2023 and 2024. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product (“GDP”).
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2023	4Q 2024
Year-over-year growth rate	0.9%	1.2%
See Note 9 to the financial statements for further information. See Note 2 to the financial statements in the 2022 Form 10-K for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At September 30, 2023		At December 31, 2022
	IS	WM	IS	WM
Accrual	99.4%	99.8%	99.3%	99.9%
Nonaccrual[1]	0.6%	0.2%	0.7%	0.1%
1.Nonaccrual loans are loans where principal or interest is not expected when contractually due or are past due 90 days or more. For further information on our nonaccrual policy, see Note 2 to the financial statements in the 2022 Form 10-K.
Net Charge-off Ratios for Loans Held for Investment

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
For the Nine Months Ended September 30, 2023
Net charge-off (recovery) ratio[1]	0.43%	—%	1.25%	—%	—%	0.07%
Average loans	$7,057	$37,346	$8,612	$56,330	$91,583	$200,928
For the Nine Months Ended September 30, 2022
Net charge-off (recovery) ratio[1]	(0.09)%	0.01%	0.09%	—%	0.02%	0.01%
Average loans	$6,441	$32,367	$8,196	$48,675	$92,681	$188,360
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.

Risk Disclosures
Institutional Securities Loans and Lending Commitments1

	At September 30, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$2	$10	$421	$—	$433
A	953	1,390	184	—	2,527
BBB	8,702	11,301	407	—	20,410
BB	10,124	15,569	1,807	229	27,729
Other NIG	8,725	11,720	3,387	132	23,964
Unrated[2]	58	781	271	2,474	3,584
Total loans, net of ACL	28,564	40,771	6,477	2,835	78,647
Lending commitments
AAA	—	50	—	—	50
AA	1,821	3,941	53	—	5,815
A	5,186	19,315	687	—	25,188
BBB	12,805	45,677	959	—	59,441
BB	3,589	16,221	1,571	468	21,849
Other NIG	1,076	14,135	1,126	3	16,340
Unrated[2]	2	2	2	—	6
Total lending commitments	24,479	99,341	4,398	471	128,689
Total exposure	$53,043	$140,112	$10,875	$3,306	$207,336

	At December 31, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$66	$—	$139	$—	$205
A	1,331	787	185	—	2,303
BBB	5,632	10,712	465	—	16,809
BB	11,045	19,219	796	162	31,222
Other NIG	7,274	10,249	3,945	139	21,607
Unrated[2]	95	924	624	2,066	3,709
Total loans, net of ACL	25,443	41,891	6,154	2,367	75,855
Lending commitments
AAA	—	50	—	—	50
AA	2,515	2,935	11	—	5,461
A	5,030	19,717	202	330	25,279
BBB	10,263	39,615	566	—	50,444
BB	3,691	17,656	1,416	96	22,859
Other NIG	1,173	13,872	530	—	15,575
Unrated[2]	—	20	—	3	23
Total lending commitments	22,672	93,865	2,725	429	119,691
Total exposure	$48,115	$135,756	$8,879	$2,796	$195,546
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At September 30, 2023	At December 31, 2022
Industry
Financials	$55,932	$54,222
Real estate	35,538	32,358
Industrials	18,911	14,557
Communications services	15,182	15,336
Consumer discretionary	14,263	11,592
Information technology	11,987	13,790
Utilities	11,785	10,542
Healthcare	11,580	12,353
Consumer staples	9,350	7,823
Energy	9,170	9,115
Insurance	6,155	5,925
Materials	6,008	6,102
Other	1,475	1,831
Total exposure	$207,336	$195,546
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial real estate and Securities-based lending and Other. As of September 30, 2023, over 90% of our total lending exposure, which consists of loans and lending commitments, is investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2022 Form 10-K.
Institutional Securities Event-Driven Loans and Lending Commitments

	At September 30, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,168	$1,018	$2,793	$5,979
Lending commitments	4,361	1,710	622	6,693
Total exposure	$6,529	$2,728	$3,415	$12,672

	At December 31, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,385	$1,441	$2,771	$6,597
Lending commitments	3,079	861	603	4,543
Total exposure	$5,464	$2,302	$3,374	$11,140
Event-driven loans and lending commitments are associated with an underwriting and/or syndication to finance a specific transaction, such as merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.

Risk Disclosures
Institutional Securities Loans and Lending Commitments Held for Investment

	At September 30, 2023
$ in millions	Loans	Lending Commitments	Total
Corporate	$7,181	$88,333	$95,514
Secured lending facilities	39,119	15,055	54,174
Commercial real estate	8,389	389	8,778
Securities-based lending and Other	3,039	1,017	4,056
Total, before ACL	$57,728	$104,794	$162,522
ACL	$(845)	$(547)	$(1,392)

	At December 31, 2022
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,589	$79,882	$86,471
Secured lending facilities	35,606	12,803	48,409
Commercial real estate	8,515	374	8,889
Securities-based lending and Other	2,865	985	3,850
Total, before ACL	$53,575	$94,044	$147,619
ACL	$(674)	$(484)	$(1,158)
Institutional Securities Commercial Real Estate Loans and Lending Commitments
By Region

	At September 30, 2023			At December 31, 2022
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Americas	$5,752	$334	$6,086	$6,320	$378	$6,698
EMEA	2,939	59	2,998	3,040	79	3,119
Asia	376	121	497	445	5	450
Total	$9,067	$514	$9,581	$9,805	$462	$10,267
By Property Type

	At September 30, 2023			At December 31, 2022
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Office	$3,529	$217	$3,746	$3,861	$301	$4,162
Industrial	2,085	26	2,111	2,561	25	2,586
Multifamily	1,622	188	1,810	1,889	85	1,974
Hotel	797	77	874	780	45	825
Retail	785	6	791	659	6	665
Other	249	—	249	55	—	55
Total	$9,067	$514	$9,581	$9,805	$462	$10,267
LC–Lending Commitments
1. Amounts include HFI, HFS and FVO loans and lending commitments. HFI loans are presented net of ACL.
The current economic environment and changes in business and consumer behavior have adversely impacted commercial real estate borrowers due to pressure from higher interest rates, tenant lease renewals, and elevated refinancing risks for loans with near-term maturities, among other issues. While we continue to actively monitor all our loan portfolios, the commercial real estate sector remains under heightened focus given the sector’s sensitivity to economic and secular factors, credit conditions, and difficulties specific to certain property types, most notably office.
As of September 30, 2023, our lending against commercial real estate (“CRE”) properties totaled $9.6 billion within the Institutional Securities business segment, which represents
4.6% of total exposure reflected in the Institutional Securities Loans and Lending Commitments table above. Those CRE loans are originated for experienced sponsors and are generally secured by specific institutional CRE properties. In many cases, loans are subsequently syndicated or securitized on a full or partial basis, reducing our ongoing exposure.
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
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	Commercial Real Estate	Other	Total
ACL—Loans	$235	$153	$275	$11	$674
ACL—Lending commitments	411	51	15	7	484
Total at December 31, 2022	$646	$204	$290	$18	$1,158
Gross charge-offs	(30)	—	(108)	(1)	(139)
Provision for credit losses	73	26	273	7	379
Other	(2)	(1)	(3)	—	(6)
Total at September 30, 2023	$687	$229	$452	$24	$1,392
ACL—Loans	$248	$154	$426	$17	$845
ACL—Lending commitments	439	75	26	7	547
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At September 30, 2023	At December 31, 2022
Corporate	3.5%	3.6%
Secured lending facilities	0.4%	0.4%
Commercial real estate	5.1%	3.2%
Securities-based lending and Other	0.6%	0.4%
Total Institutional Securities loans	1.5%	1.3%
Wealth Management Loans and Lending Commitments

	At September 30, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$76,816	$8,488	$1,522	$137	$86,963
Residential real estate loans	1	80	1,292	57,543	58,916
Total loans, net of ACL	$76,817	$8,568	$2,814	$57,680	$145,879
Lending commitments	16,079	2,659	27	346	19,111
Total exposure	$92,896	$11,227	$2,841	$58,026	$164,990

	At December 31, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$80,526	$9,371	$1,692	$140	$91,729
Residential real estate loans	1	32	1,375	52,968	54,376
Total loans, net of ACL	$80,527	$9,403	$3,067	$53,108	$146,105
Lending commitments	12,408	4,501	37	323	17,269
Total exposure	$92,935	$13,904	$3,104	$53,431	$163,374

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
Wealth Management Commercial Real Estate Loans and Lending Commitments by Property Type

	At September 30, 2023			At December 31, 2022
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Multifamily	$1,925	$155	$2,080	$1,661	$142	$1,803
Retail	2,045	12	2,057	2,135	6	2,141
Office	1,670	1	1,671	1,675	1	1,676
Industrial	415	—	415	330	—	330
Hotel	411	—	411	419	—	419
Other	438	10	448	183	10	193
Total	$6,904	$178	$7,082	$6,403	$159	$6,562
LC–Lending Commitments
1.Amounts include HFI loans and lending commitments. HFI loans are presented net of ACL.
As of September 30, 2023, our direct lending against CRE totaled $7.1 billion within the Wealth Management business segment, which represents 4.3% of total exposure reflected in the Wealth Management Loans and Lending Commitments table above, primarily included within Securities-based lending and Other. Such loans are originated through our private banking platform, are both secured and generally benefiting from full or partial guarantees from high or ultra-high net worth clients, which partially reduce associated credit risk. At both September 30, 2023 and December 31, 2022, greater than 95% of the CRE loans balance in the Wealth Management business segment received guarantees. All of our lending against CRE properties within Wealth Management are in the Americas region.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
ACL—Loans	$165
ACL—Lending commitments	20
Total at December 31, 2022	$185
Gross charge-offs	(2)
Recoveries	1
Net (charge-offs) recoveries	(1)
Provision for credit losses	150
Total at September 30, 2023	$334
ACL—Loans	$312
ACL—Lending commitments	22
At September 30, 2023, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At September 30, 2023	At December 31, 2022
Institutional Securities	$19,670	$16,591
Wealth Management	23,029	21,933
Total	$42,699	$38,524
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

Risk Disclosures
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At September 30, 2023
Less than 1 year	$2,018	$18,524	$40,635	$27,488	$8,951	$97,616
1-3 years	1,359	11,520	19,873	14,941	8,006	55,699
3-5 years	864	11,450	9,207	7,126	3,423	32,070
Over 5 years	4,006	62,666	52,066	31,760	6,103	156,601
Total, gross	$8,247	$104,160	$121,781	$81,315	$26,483	$341,986
Counterparty netting	(3,884)	(87,437)	(89,407)	(60,211)	(15,375)	(256,314)
Cash and securities collateral	(2,234)	(14,725)	(28,196)	(14,445)	(6,368)	(65,968)
Total, net	$2,129	$1,998	$4,178	$6,659	$4,740	$19,704

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2022
Less than 1 year	$2,903	$18,166	$40,825	$32,373	$10,730	$104,997
1-3 years	1,818	8,648	17,113	19,365	6,974	53,918
3-5 years	655	6,834	8,632	9,105	4,049	29,275
Over 5 years	4,206	42,613	45,488	46,660	8,244	147,211
Total, gross	$9,582	$76,261	$112,058	$107,503	$29,997	$335,401
Counterparty netting	(4,037)	(60,451)	(79,334)	(85,786)	(17,415)	(247,023)
Cash and securities collateral	(3,632)	(13,402)	(28,776)	(14,457)	(5,198)	(65,465)
Total, net	$1,913	$2,408	$3,948	$7,260	$7,384	$22,913

$ in millions	At September 30, 2023	At December 31, 2022
Industry
Financials	$6,225	$6,294
Utilities	4,155	5,656
Regional governments	2,256	2,052
Energy	1,222	2,851
Industrials	1,186	1,433
Communications services	1,013	1,051
Consumer discretionary	630	290
Information technology	585	480
Consumer staples	553	687
Sovereign governments	453	410
Healthcare	352	565
Materials	291	317
Insurance	191	185
Not-for-profit organizations	118	204
Real estate	83	95
Other	391	343
Total	$19,704	$22,913
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
Top 10 Non-U.S. Country Exposures at September 30, 2023

$ in millions	United Kingdom	France	Germany	Brazil	Japan
Sovereign
Net inventory[1]	$(555)	$959	$(470)	$3,449	$(123)
Net counterparty exposure[2]	31	1	130	—	35
Exposure before hedges	(524)	960	(340)	3,449	(88)
Hedges[3]	(55)	(6)	(262)	(161)	(182)
Net exposure	$(579)	$954	$(602)	$3,288	$(270)
Non-sovereign
Net inventory[1]	$1,635	$818	$983	$125	$910
Net counterparty exposure[2]	7,597	3,016	2,201	403	3,919
Loans	7,972	819	1,014	386	40
Lending commitments	7,107	2,954	4,456	306	—
Exposure before hedges	24,311	7,607	8,654	1,220	4,869
Hedges[3]	(1,791)	(1,998)	(1,743)	(36)	(524)
Net exposure	$22,520	$5,609	$6,911	$1,184	$4,345
Total net exposure	$21,941	$6,563	$6,309	$4,472	$4,075

$ in millions	China	Australia	Canada	Ireland	Spain
Sovereign
Net inventory[1]	$1,171	$(1)	$335	$153	$(619)
Net counterparty exposure[2]	114	153	66	—	1
Exposure before hedges	1,285	152	401	153	(618)
Hedges[3]	(65)	—	—	—	(8)
Net exposure	$1,220	$152	$401	$153	$(626)
Non-sovereign
Net inventory[1]	$1,545	$509	$456	$665	$296
Net counterparty exposure[2]	158	747	937	385	401
Loans	470	1,623	368	1,577	1,935
Lending commitments	664	1,009	1,384	457	1,147
Exposure before hedges	2,837	3,888	3,145	3,084	3,779
Hedges[3]	(86)	(411)	(57)	(4)	(334)
Net exposure	$2,751	$3,477	$3,088	$3,080	$3,445
Total net exposure	$3,971	$3,629	$3,489	$3,233	$2,819
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

Risk Disclosures
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held against Net Counterparty Exposure1

$ in millions		At September 30, 2023
Country of Risk	Collateral[2]
United Kingdom	U.K., U.S. and Japan	$8,914
Japan	Japan and U.S.	7,150
Other	U.S., France and Italy	16,453
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at September 30, 2023.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of September 30, 2023, and the related condensed consolidated income statements, comprehensive income statements and statements of changes in total equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and the cash flow statements for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
November 3, 2023

Consolidated Income Statement (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2023	2022	2023	2022
Revenues
Investment banking	$1,048	$1,373	$3,533	$4,281
Trading	3,679	3,331	11,958	10,911
Investments	144	(168)	384	(70)
Commissions and fees	1,098	1,133	3,427	3,769
Asset management	5,031	4,744	14,576	14,775
Other	296	63	1,036	245
Total non-interest revenues	11,296	10,476	34,914	33,911
Interest income	13,305	6,101	36,223	12,363
Interest expense	11,328	3,591	29,890	5,355
Net interest	1,977	2,510	6,333	7,008
Net revenues	13,273	12,986	41,247	40,919
Provision for credit losses	134	35	529	193
Non-interest expenses
Compensation and benefits	5,935	5,614	18,607	17,438
Brokerage, clearing and exchange fees	855	847	2,611	2,607
Information processing and communications	947	874	2,788	2,560
Professional services	759	755	2,236	2,217
Occupancy and equipment	456	429	1,367	1,286
Marketing and business development	191	215	674	610
Other	851	829	2,718	2,713
Total non-interest expenses	9,994	9,563	31,001	29,431
Income before provision for income taxes	3,145	3,388	9,717	11,295
Provision for income taxes	710	726	2,028	2,382
Net income	$2,435	$2,662	$7,689	$8,913
Net income applicable to noncontrolling interests	27	30	119	120
Net income applicable to Morgan Stanley	$2,408	$2,632	$7,570	$8,793
Preferred stock dividends	146	138	423	366
Earnings applicable to Morgan Stanley common shareholders	$2,262	$2,494	$7,147	$8,427
Earnings per common share
Basic	$1.39	$1.49	$4.37	$4.95
Diluted	$1.38	$1.47	$4.33	$4.88
Average common shares outstanding
Basic	1,624	1,674	1,635	1,704
Diluted	1,643	1,697	1,653	1,725
Consolidated Comprehensive Income Statement
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Net income	$2,435	$2,662	$7,689	$8,913
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(149)	(268)	(240)	(661)
Change in net unrealized gains (losses) on available-for-sale securities	(366)	(1,307)	125	(4,778)
Pension and other	(1)	5	(3)	13
Change in net debt valuation adjustment	(414)	816	(960)	2,628
Net change in cash flow hedges	(3)	—	(16)	—
Total other comprehensive income (loss)	$(933)	$(754)	$(1,094)	$(2,798)
Comprehensive income	$1,502	$1,908	$6,595	$6,115
Net income applicable to noncontrolling interests	27	30	119	120
Other comprehensive income (loss) applicable to noncontrolling interests	(31)	(17)	(145)	(142)
Comprehensive income applicable to Morgan Stanley	$1,506	$1,895	$6,621	$6,137

September 2023 Form 10-Q	40	See Notes to Consolidated Financial Statements

Consolidated Balance Sheet

$ in millions, except share data	(Unaudited) At September 30, 2023	At December 31, 2022
Assets
Cash and cash equivalents	$108,401	$128,127
Trading assets at fair value ($137,504 and $124,411 were pledged to various parties)	346,685	301,315
Investment securities:
Available-for-sale at fair value (amortized cost of $81,573 and $89,772)	76,261	84,297
Held-to-maturity (fair value of $58,324 and $65,006)	70,705	75,634
Securities purchased under agreements to resell (includes $— and $8 at fair value)	101,569	113,907
Securities borrowed	120,916	133,374
Customer and other receivables	76,495	78,540
Loans:
Held for investment (net of allowance for credit losses of $1,157 and $839)	202,742	198,997
Held for sale	14,230	14,788
Goodwill	16,699	16,652
Intangible assets (net of accumulated amortization of $4,704 and $4,253)	7,204	7,618
Other assets	27,106	26,982
Total assets	$1,169,013	$1,180,231
Liabilities
Deposits (includes $6,318 and $4,796 at fair value)	$345,458	$356,646
Trading liabilities at fair value	150,298	154,438
Securities sold under agreements to repurchase (includes $1,002 and $864 at fair value)	76,661	62,534
Securities loaned	13,064	15,679
Other secured financings (includes $7,012 and $4,550 at fair value)	9,668	8,158
Customer and other payables	200,479	216,134
Other liabilities and accrued expenses	26,034	27,353
Borrowings (includes $86,556 and $78,720 at fair value)	247,193	238,058
Total liabilities	1,068,855	1,079,000
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,750	8,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,642,250,165 and 1,675,487,409	20	20
Additional paid-in capital	29,595	29,339
Retained earnings	98,007	94,862
Employee stock trusts	5,244	4,881
Accumulated other comprehensive income (loss)	(7,202)	(6,253)
Common stock held in treasury at cost, $0.01 par value (396,643,814 and 363,406,570 shares)	(29,959)	(26,577)
Common stock issued to employee stock trusts	(5,244)	(4,881)
Total Morgan Stanley shareholders’ equity	99,211	100,141
Noncontrolling interests	947	1,090
Total equity	100,158	101,231
Total liabilities and equity	$1,169,013	$1,180,231

See Notes to Consolidated Financial Statements	41	September 2023 Form 10-Q

Consolidated Statement of Changes in Total Equity (Unaudited)

	Three Months Ended September 30, 2023		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Preferred Stock
Beginning balance	$8,750	$7,750	$8,750	$7,750
Issuance of preferred stock	—	1,000	—	1,000
Ending balance	8,750	8,750	8,750	8,750
Common Stock
Beginning and ending balance	20	20	20	20
Additional Paid-in Capital
Beginning balance	29,245	28,394	29,339	28,841
Share-based award activity	350	505	256	57
Issuance of preferred stock	—	(6)	—	(6)
Other net increases (decreases)	—	—	—	1
Ending balance	29,595	28,893	29,595	28,893
Retained Earnings
Beginning balance	97,151	92,889	94,862	89,432
Net income applicable to Morgan Stanley	2,408	2,632	7,570	8,793
Preferred stock dividends[1]	(146)	(138)	(423)	(366)
Common stock dividends[1]	(1,404)	(1,329)	(4,001)	(3,802)
Other net increases (decreases)	(2)	1	(1)	(2)
Ending balance	98,007	94,055	98,007	94,055
Employee Stock Trusts
Beginning balance	5,258	4,900	4,881	3,955
Share-based award activity	(14)	(40)	363	905
Ending balance	5,244	4,860	5,244	4,860
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(6,300)	(5,021)	(6,253)	(3,102)
Net change in Accumulated other comprehensive income (loss)	(902)	(737)	(949)	(2,656)
Ending balance	(7,202)	(5,758)	(7,202)	(5,758)
Common Stock Held in Treasury at Cost
Beginning balance	(28,480)	(22,436)	(26,577)	(17,500)
Share-based award activity	77	95	1,479	1,677
Repurchases of common stock and employee tax withholdings	(1,556)	(2,608)	(4,861)	(9,126)
Ending balance	(29,959)	(24,949)	(29,959)	(24,949)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(5,258)	(4,900)	(4,881)	(3,955)
Share-based award activity	14	40	(363)	(905)
Ending balance	(5,244)	(4,860)	(5,244)	(4,860)
Noncontrolling Interests
Beginning balance	975	1,066	1,090	1,157
Net income applicable to noncontrolling interests	27	30	119	120
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(31)	(17)	(145)	(142)
Other net increases (decreases)	(24)	(1)	(117)	(57)
Ending balance	947	1,078	947	1,078
Total Equity	$100,158	$102,089	$100,158	$102,089
1.See Note 16 for information regarding dividends per share for each class of stock.

September 2023 Form 10-Q	42	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statement (Unaudited)

	Nine Months Ended September 30,
$ in millions	2023	2022
Cash flows from operating activities
Net income	$7,689	$8,913
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	1,348	1,377
Depreciation and amortization	2,850	2,791
Provision for credit losses	529	193
Other operating adjustments	44	508
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(53,171)	(23,285)
Securities borrowed	12,458	(6,765)
Securities loaned	(2,615)	798
Customer and other receivables and other assets	3,884	7,966
Customer and other payables and other liabilities	(15,265)	8,283
Securities purchased under agreements to resell	12,338	8,875
Securities sold under agreements to repurchase	14,127	(2,055)
Net cash provided by (used for) operating activities	(15,784)	7,599
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software	(2,483)	(2,308)
Changes in loans, net	(4,186)	(23,280)
AFS securities:
Purchases	(9,522)	(22,636)
Proceeds from sales	5,315	21,922
Proceeds from paydowns and maturities	12,017	11,682
HTM securities:
Purchases	—	(5,231)
Proceeds from paydowns and maturities	4,922	7,837
Other investing activities	(346)	(516)
Net cash provided by (used for) investing activities	5,717	(12,530)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	146	(1,352)
Deposits	(11,188)	(16,816)
Issuance of preferred stock, net of issuance costs	—	994
Proceeds from issuance of Borrowings	60,916	54,283
Payments for:
Borrowings	(48,847)	(27,019)
Repurchases of common stock and employee tax withholdings	(4,836)	(9,126)
Cash dividends	(4,286)	(4,023)
Other financing activities	(325)	(202)
Net cash provided by (used for) financing activities	(8,420)	(3,261)
Effect of exchange rate changes on cash and cash equivalents	(1,239)	(7,837)
Net increase (decrease) in cash and cash equivalents	(19,726)	(16,029)
Cash and cash equivalents, at beginning of period	128,127	127,725
Cash and cash equivalents, at end of period	$108,401	$111,696
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$30,299	$4,339
Income taxes, net of refunds	1,248	2,805

See Notes to Consolidated Financial Statements	43	September 2023 Form 10-Q

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
2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting

September 2023 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)
updates adopted in the prior year, see Note 2 to the financial statements in the 2022 Form 10-K.
During the nine months ended September 30, 2023 there were no significant updates to the Firm’s significant accounting policies, other than for the accounting updates adopted.
Accounting Updates Adopted in 2023
Fair Value Measurement - Equity Securities Subject to Contractual Sale Restrictions
The Firm early adopted the Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions accounting update on July 1, 2023, with no material impact on the Firm’s financial condition or results of operations upon adoption. The update clarifies that a contractual sale restriction is not considered part of the unit of account of an equity security and, therefore, is not considered in measuring fair value.
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
3. Cash and Cash Equivalents

$ in millions	At September 30, 2023	At December 31, 2022
Cash and due from banks	$7,029	$5,409
Interest bearing deposits with banks	101,372	122,718
Total Cash and cash equivalents	$108,401	$128,127
Restricted cash	$28,638	$35,380
For additional information on cash and cash equivalents, including restricted cash, see Note 2 to the financial statements in the 2022 Form 10-K.
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$63,418	$36,553	$—	$—	$99,971
Other sovereign government obligations	36,432	6,050	94	—	42,576
State and municipal securities	—	1,153	112	—	1,265
MABS	—	1,499	536	—	2,035
Loans and lending commitments[2]	—	5,946	2,039	—	7,985
Corporate and other debt	—	29,292	2,463	—	31,755
Corporate equities[3,5]	104,786	676	195	—	105,657
Derivative and other contracts:
Interest rate	7,172	197,954	524	—	205,650
Credit	—	9,471	448	—	9,919
Foreign exchange	23	95,172	83	—	95,278
Equity	1,807	46,557	607	—	48,971
Commodity and other	2,075	12,334	2,910	—	17,319
Netting[1]	(7,953)	(280,170)	(1,023)	(42,600)	(331,746)
Total derivative and other contracts	3,124	81,318	3,549	(42,600)	45,391
Investments[4,5]	624	646	934	—	2,204
Physical commodities	—	2,381	—	—	2,381
Total trading assets[4]	208,384	165,514	9,922	(42,600)	341,220
Investment securities—AFS	46,572	29,654	35	—	76,261
Total assets at fair value	$254,956	$195,168	$9,957	$(42,600)	$417,481

	At September 30, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$6,302	$16	$—	$6,318
Trading liabilities:
U.S. Treasury and agency securities	22,819	106	—	—	22,925
Other sovereign government obligations	30,965	2,435	3	—	33,403
Corporate and other debt	—	9,979	50	—	10,029
Corporate equities[3]	51,164	125	41	—	51,330
Derivative and other contracts:
Interest rate	6,183	192,109	773	—	199,065
Credit	—	9,735	358	—	10,093
Foreign exchange	208	86,626	212	—	87,046
Equity	1,667	55,795	1,389	—	58,851
Commodity and other	2,561	11,626	1,629	—	15,816
Netting[1]	(7,953)	(280,170)	(1,023)	(49,114)	(338,260)
Total derivative and other contracts	2,666	75,721	3,338	(49,114)	32,611
Total trading liabilities	107,614	88,366	3,432	(49,114)	150,298
Securities sold under agreements to repurchase	—	544	458	—	1,002
Other secured financings	—	6,914	98	—	7,012
Borrowings	—	85,028	1,528	—	86,556
Total liabilities at fair value	$107,614	$187,154	$5,532	$(49,114)	$251,186

45	September 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$38,462	$42,263	$17	$—	$80,742
Other sovereign government obligations	24,644	4,769	169	—	29,582
State and municipal securities	—	1,503	145	—	1,648
MABS	—	1,774	416	—	2,190
Loans and lending commitments[2]	—	6,380	2,017	—	8,397
Corporate and other debt	—	23,351	2,096	—	25,447
Corporate equities[3]	97,869	1,019	116	—	99,004
Derivative and other contracts:
Interest rate	4,481	166,392	517	—	171,390
Credit	—	7,876	425	—	8,301
Foreign exchange	49	115,766	183	—	115,998
Equity	2,778	40,171	406	—	43,355
Commodity and other	5,609	21,152	3,701	—	30,462
Netting[1]	(9,618)	(258,821)	(1,078)	(55,777)	(325,294)
Total derivative and other contracts	3,299	92,536	4,154	(55,777)	44,212
Investments[4]	652	685	923	—	2,260
Physical commodities	—	2,379	—	—	2,379
Total trading assets[4]	164,926	176,659	10,053	(55,777)	295,861
Investment securities—AFS	53,866	30,396	35	—	84,297
Securities purchased under agreements to resell	—	8	—	—	8
Total assets at fair value	$218,792	$207,063	$10,088	$(55,777)	$380,166

	At December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$4,776	$20	$—	$4,796
Trading liabilities:
U.S. Treasury and agency securities	20,776	228	—	—	21,004
Other sovereign government obligations	23,235	2,688	3	—	25,926
Corporate and other debt	—	8,786	29	—	8,815
Corporate equities[3]	59,998	518	42	—	60,558
Derivative and other contracts:
Interest rate	3,446	161,044	668	—	165,158
Credit	—	7,987	315	—	8,302
Foreign exchange	89	113,383	117	—	113,589
Equity	3,266	46,923	1,142	—	51,331
Commodity and other	6,187	17,574	2,618	—	26,379
Netting[1]	(9,618)	(258,821)	(1,078)	(57,107)	(326,624)
Total derivative and other contracts	3,370	88,090	3,782	(57,107)	38,135
Total trading liabilities	107,379	100,310	3,856	(57,107)	154,438
Securities sold under agreements to repurchase	—	352	512	—	864
Other secured financings	—	4,459	91	—	4,550
Borrowings	—	77,133	1,587	—	78,720
Total liabilities at fair value	$107,379	$187,030	$6,066	$(57,107)	$243,368
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
5.At September 30, 2023, the Firm's Trading assets included an insignificant amount of equity securities subject to contractual sale restrictions that generally prohibit the Firm from selling the security for a period of time as of the measurement date.
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At September 30, 2023	At December 31, 2022
Secured lending facilities	$—	$6
Commercial Real Estate	584	528
Residential Real Estate	2,555	2,020
Securities-based lending and Other loans	4,846	5,843
Total	$7,985	$8,397
Unsettled Fair Value of Futures Contracts1

$ in millions	At September 30, 2023	At December 31, 2022
Customer and other receivables (payables), net	$1,062	$1,219
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

September 2023 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)
there were no significant revisions made to the Firm’s valuation techniques.
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
U.S. Treasury and agency securities
Beginning balance	$—	$9	$17	$2
Realized and unrealized gains (losses)	—	—	—	(1)
Purchases	—	1	—	2
Sales	—	(4)	(10)	(7)
Net transfers	—	(5)	(7)	5
Ending balance	$—	$1	$—	$1
Unrealized gains (losses)	$—	$—	$—	$(1)
Other sovereign government obligations
Beginning balance	$128	$161	$169	$211
Realized and unrealized gains (losses)	—	23	6	(24)
Purchases	17	43	18	69
Sales	(30)	(57)	(112)	(60)
Net transfers	(21)	(33)	13	(59)
Ending balance	$94	$137	$94	$137
Unrealized gains (losses)	$1	$23	$1	$(22)
State and municipal securities
Beginning balance	$40	$29	$145	$13
Realized and unrealized gains (losses)	(3)	(1)	(2)	(2)
Purchases	147	4	255	54
Sales	(20)	—	(218)	—
Net transfers	(52)	20	(68)	(13)
Ending balance	$112	$52	$112	$52
Unrealized gains (losses)	$(3)	$(3)	$(3)	$(2)
MABS
Beginning balance	$486	$339	$416	$344
Realized and unrealized gains (losses)	(1)	8	13	(366)
Purchases	88	3	149	448
Sales	(33)	(33)	(79)	(116)
Settlements	—	—	50	—
Net transfers	(4)	27	(13)	34
Ending balance	$536	$344	$536	$344
Unrealized gains (losses)	$4	$9	$5	$(12)
Loans and lending commitments
Beginning balance	$2,400	$2,507	$2,017	$3,806
Realized and unrealized gains (losses)	(6)	(26)	(91)	8
Purchases and originations	997	541	1,569	800
Sales	(539)	(353)	(686)	(801)
Settlements	(666)	(144)	(717)	(618)
Net transfers	(147)	58	(53)	(612)
Ending balance	$2,039	$2,583	$2,039	$2,583
Unrealized gains (losses)	$(6)	$(27)	$(91)	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Corporate and other debt
Beginning balance	$2,223	$2,113	$2,096	$1,973
Realized and unrealized gains (losses)	108	(43)	231	446
Purchases and originations	346	132	561	752
Sales	(465)	(528)	(618)	(1,400)
Settlements	(6)	(30)	(6)	(26)
Net transfers	257	254	199	153
Ending balance	$2,463	$1,898	$2,463	$1,898
Unrealized gains (losses)	$113	$(42)	$239	$454
Corporate equities
Beginning balance	$166	$246	$116	$115
Realized and unrealized gains (losses)	(29)	(60)	(64)	(71)
Purchases	32	15	101	79
Sales	(34)	(37)	(38)	(67)
Net transfers	60	(19)	80	89
Ending balance	$195	$145	$195	$145
Unrealized gains (losses)	$(25)	$(60)	$(36)	$(65)
Investments
Beginning balance	$968	$1,027	$923	$1,125
Realized and unrealized gains (losses)	17	(140)	24	(275)
Purchases	6	6	153	52
Sales	(76)	(18)	(183)	(33)
Net transfers	19	(2)	17	4
Ending balance	$934	$873	$934	$873
Unrealized gains (losses)	$19	$(136)	$17	$(267)
Investment securities—AFS
Beginning balance	$—	$38	$35	$—
Realized and unrealized gains (losses)	(5)	(2)	(4)	(2)
Net transfers	40	—	4	38
Ending balance	$35	$36	$35	$36
Unrealized gains (losses)	$(5)	$(2)	$(4)	$(2)
Net derivatives: Interest rate
Beginning balance	$49	$(102)	$(151)	$708
Realized and unrealized gains (losses)	49	(200)	(318)	(482)
Purchases	26	—	57	—
Issuances	(7)	—	(63)	—
Settlements	(110)	122	329	(38)
Net transfers	(256)	3	(103)	(365)
Ending balance	$(249)	$(177)	$(249)	$(177)
Unrealized gains (losses)	$7	$(120)	$(94)	$(201)

47	September 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Net derivatives: Credit
Beginning balance	$96	$190	$110	$98
Realized and unrealized gains (losses)	9	3	(12)	91
Purchases	—	—	—	3
Issuances	—	—	—	(1)
Settlements	(7)	(78)	(7)	(59)
Net transfers	(8)	7	(1)	(10)
Ending balance	$90	$122	$90	$122
Unrealized gains (losses)	$8	$7	$4	$83
Net derivatives: Foreign exchange
Beginning balance	$28	$(331)	$66	$52
Realized and unrealized gains (losses)	(13)	38	(53)	(18)
Settlements	16	73	(68)	47
Net transfers	(160)	395	(74)	94
Ending balance	$(129)	$175	$(129)	$175
Unrealized gains (losses)	$(16)	$44	$(51)	$18
Net derivatives: Equity
Beginning balance	$(775)	$(530)	$(736)	$(945)
Realized and unrealized gains (losses)	195	1	192	275
Purchases	38	48	157	167
Issuances	(166)	(92)	(492)	(253)
Settlements	252	68	229	379
Net transfers	(326)	49	(132)	(79)
Ending balance	$(782)	$(456)	$(782)	$(456)
Unrealized gains (losses)	$160	$(3)	$93	$399
Net derivatives: Commodity and other
Beginning balance	$1,416	$1,344	$1,083	$1,529
Realized and unrealized gains (losses)	(7)	238	549	546
Purchases	7	2	70	107
Issuances	(9)	(7)	(80)	(97)
Settlements	(92)	69	(313)	(247)
Net transfers	(34)	155	(28)	(37)
Ending balance	$1,281	$1,801	$1,281	$1,801
Unrealized gains (losses)	$(142)	$72	$216	$25
Deposits
Beginning balance	$36	$19	$20	$67
Realized and unrealized losses (gains)	(1)	—	(1)	—
Issuances	6	2	26	2
Settlements	—	(1)	—	(3)
Net transfers	(25)	(13)	(29)	(59)
Ending balance	$16	$7	$16	$7
Unrealized losses (gains)	$(1)	$—	$(1)	$—
Nonderivative trading liabilities
Beginning balance	$89	$104	$74	$61
Realized and unrealized losses (gains)	(4)	(8)	(12)	(41)
Purchases	(29)	(20)	(49)	(39)
Sales	23	16	77	88
Net transfers	15	(2)	4	21
Ending balance	$94	$90	$94	$90
Unrealized losses (gains)	$(2)	$(8)	$(11)	$(41)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Securities sold under agreements to repurchase
Beginning balance	$454	$514	$512	$651
Realized and unrealized losses (gains)	4	5	11	(3)
Issuances	—	—	1	9
Settlements	—	(11)	(9)	(22)
Net transfers	—	—	(57)	(127)
Ending balance	$458	$508	$458	$508
Unrealized losses (gains)	$4	$5	$11	$—
Other secured financings
Beginning balance	$90	$112	$91	$403
Realized and unrealized losses (gains)	(1)	(5)	2	(11)
Issuances	15	13	59	44
Settlements	(6)	(7)	(54)	(320)
Net transfers	—	—	—	(3)
Ending balance	$98	$113	$98	$113
Unrealized losses (gains)	$(1)	$(5)	$2	$(11)
Borrowings
Beginning balance	$1,787	$2,325	$1,587	$2,157
Realized and unrealized losses (gains)	18	(185)	83	(625)
Issuances	342	65	626	230
Settlements	(182)	(65)	(355)	(263)
Net transfers	(437)	(203)	(413)	438
Ending balance	$1,528	$1,937	$1,528	$1,937
Unrealized losses (gains)	$18	$(185)	$48	$(629)
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	(4)	(36)	10	(126)
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
Additionally, in the previous tables, consolidations of VIEs are included in Purchases, and deconsolidations of VIEs are included in Settlements.

September 2023 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2023	At December 31, 2022
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$94	$169
Comparable pricing:
Bond price	61 to 111 points (86 points)	57 to 124 points (89 points)
State and municipal securities	$112	$145
Comparable pricing:
Bond price	90 to 104 points (100 points)	86 to 100 points (97 points)
MABS	$536	$416
Comparable pricing:
Bond price	0 to 90 points (65 points)	0 to 95 points (68 points)
Loans and lending commitments	$2,039	$2,017
Margin loan model:
Margin loan rate	2% to 4% (3%)	2% to 4% (3%)
Comparable pricing:
Loan price	91 to 102 points (99 points)	87 to 105 points (99 points)
Corporate and other debt	$2,463	$2,096
Comparable pricing:
Bond price	30 to 136 points (82 points)	51 to 132 points (90 points)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Corporate equities	$195	$116
Comparable pricing:
Equity price	100%	100%
Investments	$934	$923
Discounted cash flow:
WACC	15% to 18% (16%)	15% to 17% (16%)
Exit multiple	9 to 17 times (14 times)	7 to 17 times (14 times)
Market approach:
EBITDA multiple	21 times	7 to 21 times (11 times)
Comparable pricing:
Equity price	24% to 100% (87%)	24% to 100% (89%)

Net derivative and other contracts:
Interest rate	$(249)	$(151)
Option model:
IR volatility skew	62% to 118% (75% / 77%)	105% to 130% (113% / 109%)
IR curve correlation	51% to 97% (82% / 86%)	47% to 100% (80% / 84%)
Bond volatility	1% to 1% (1% / 1%)	N/M
Inflation volatility	22% to 70% (44% / 38%)	22% to 65% (43% / 38%)
IR curve	N/M	4% to 5% (5% / 5%)
Credit	$90	$110
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 90 bps (48 points)	0 to 83 points (43 points)
Credit spread	10 to 464 bps (108 bps)	10 to 528 bps (115 bps)
Funding spread	18 to 590 bps (57 bps)	18 to 590 bps (93 bps)

Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2023	At December 31, 2022
Foreign exchange[2]	$(129)	$66
Option model:
IR curve	-3% to 10% (3% / 1%)	-2% to 38% (8% / 4%)
Foreign exchange volatility skew	-2% to 8% (2% / 0%)	10% to 10% (10% / 10%)
Contingency probability	95% to 95% (95% / 95%)	95% to 95% (95% / 95%)
Equity[2]	$(782)	$(736)
Option model:
Equity volatility	6% to 97% (21%)	5% to 96% (25%)
Equity volatility skew	-2% to 0% (0%)	-4% to 0% (-1%)
Equity correlation	9% to 97% (58%)	10% to 93% (71%)
FX correlation	-79% to 40% (-27%)	-79% to 65% (-26%)
IR correlation	13% to 30% (15%)	10% to 30% (14%)
Commodity and other	$1,281	$1,083
Option model:
Forward power price	$0 to $208 ($49) per MwH	$1 to $292 ($43) per MWh
Commodity volatility	12% to 145% (33%)	12% to 169% (34%)
Cross-commodity correlation	57% to 100% (94%)	70% to 100% (94%)
Liabilities Measured at Fair Value on a Recurring Basis
Securities sold under agreements to repurchase	$458	$512
Discounted cash flow:
Funding spread	22 to 141 bps (77 bps)	96 to 165 bps (131 bps)
Other secured financings	$98	$91
Comparable pricing:
Loan price	23 to 100 points (81 points)	23 to 101 points (75 points)
Borrowings	$1,528	$1,587
Option model:
Equity volatility	6% to 71% (18%)	7% to 86% (23%)
Equity volatility skew	-3% to 0% (0%)	-2% to 0% (0%)
Equity correlation	50% to 95% (77%)	39% to 98% (86%)
Equity - FX correlation	-52% to 35% (-29%)	-50% to 0% (-21%)
IR curve correlation	51% to 88% (71% / 71%)	N/M
IR volatility skew	N/M	47% to 136% (74% / 59%)
Discounted cash flow:
Loss given default	54% to 84% (62% / 5%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$5,224	$6,610
Corporate loan model:
Credit spread	120 to 1215 bps (794 bps)	91 to 1276 bps (776 bps)
Comparable pricing:
Loan price	15 to 98 points (70 points)	36 to 80 points (65 points)
Warehouse model:
Credit spread	120 to 298 bps (237 bps)	110 to 319 bps (245 bps)
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

49	September 2023 Form 10-Q

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
Net Asset Value Measurements
Fund Interests

	At September 30, 2023		At December 31, 2022
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,587	$747	$2,622	$638
Real estate	2,804	244	2,642	239
Hedge[1]	74	3	190	3
Total	$5,465	$994	$5,454	$880
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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at September 30, 2023
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,338	$979
5-10 years	1,172	1,771
Over 10 years	77	54
Total	$2,587	$2,804
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At September 30, 2023
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$3,711	$5,224	$8,935
Total	$3,711	$5,224	$8,935
Liabilities
Other liabilities and accrued expenses—Lending commitments	$156	$78	$234
Total	$156	$78	$234

	At December 31, 2022
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,193	$6,610	$10,803
Other assets—Other investments	—	7	7
Other assets—ROU assets	4	—	4
Total	$4,197	$6,617	$10,814
Liabilities
Other liabilities and accrued expenses—Lending commitments	$275	$153	$428
Total	$275	$153	$428
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Assets
Loans[2]	$(35)	$(118)	$(117)	$(365)
Other assets—Other investments[3]	5	(2)	4	(8)
Other assets—Premises, equipment and software[4]	(2)	(1)	(6)	(3)
Other assets—ROU assets[5]	—	(1)	(10)	(7)
Total	$(32)	$(122)	$(129)	$(383)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$7	$(13)	$38	$(172)
Total	$7	$(13)	$38	$(172)
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
5.Losses related to Other Assets—ROU assets include impairments related to the discontinued leased properties.

September 2023 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)
Financial Instruments Not Measured at Fair Value

	At September 30, 2023
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$108,401	$108,401	$—	$—	$108,401
Investment securities—HTM	70,705	24,323	32,964	1,037	58,324
Securities purchased under agreements to resell	101,569	—	99,208	2,355	101,563
Securities borrowed	120,916	—	120,916	—	120,916
Customer and other receivables	71,146	—	66,917	3,899	70,816
Loans[1]	216,972	—	27,399	180,698	208,097
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$339,140	$—	$338,677	$—	$338,677
Securities sold under agreements to repurchase	75,659	—	75,638	—	75,638
Securities loaned	13,064	—	13,059	—	13,059
Other secured financings	2,656	—	2,656	—	2,656
Customer and other payables	200,415	—	200,415	—	200,415
Borrowings	160,637	—	160,139	4	160,143
	Commitment Amount
Lending commitments[2]	$147,201	$—	$1,509	$749	$2,258

	At December 31, 2022
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$128,127	$128,127	$—	$—	$128,127
Investment securities—HTM	75,634	26,754	37,218	1,034	65,006
Securities purchased under agreements to resell	113,899	—	111,188	2,681	113,869
Securities borrowed	133,374	—	133,370	—	133,370
Customer and other receivables	73,248	—	69,268	3,664	72,932
Loans[1]	213,785	—	24,153	181,561	205,714
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$351,850	$—	$351,721	$—	$351,721
Securities sold under agreements to repurchase	61,670	—	61,620	—	61,620
Securities loaned	15,679	—	15,673	—	15,673
Other secured financings	3,608	—	3,608	—	3,608
Customer and other payables	216,018	—	216,018	—	216,018
Borrowings	159,338	—	157,780	4	157,784
	Commitment Amount
Lending commitments[2]	$136,241	$—	$1,789	$1,077	$2,866
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At September 30, 2023	At December 31, 2022
Business Unit Responsible for Risk Management
Equity	$43,951	$38,945
Interest rates	27,180	26,077
Commodities	11,952	10,717
Credit	2,093	1,564
Foreign exchange	1,380	1,417
Total	$86,556	$78,720
Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Trading revenues	$3,479	$4,034	$(1,412)	$16,361
Interest expense	124	67	351	203
Net revenues[1]	$3,355	$3,967	$(1,763)	$16,158
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended September 30,
	2023		2022
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(8)	$—	$(68)	$—
Lending commitments	—	—	(2)	—
Deposits	—	4	—	(9)
Borrowings	(6)	(547)	—	1,091

	Nine Months Ended September 30,
	2023		2022
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(112)	$—	$(59)	$—
Lending commitments	11	—	(3)	—
Deposits	—	21	—	5
Borrowings	(15)	(1,289)	1	3,468

51	September 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	At September 30, 2023	At December 31, 2022
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(1,725)	$(457)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At September 30, 2023	At December 31, 2022
Loans and other receivables[2]	$10,707	$11,916
Nonaccrual loans[2]	8,162	9,128
Borrowings[3]	5,564	5,203
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
Fair Value Loans on Nonaccrual Status

$ in millions	At September 30, 2023	At December 31, 2022
Nonaccrual loans	$410	$585
Nonaccrual loans 90 or more days past due	49	116
6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at September 30, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$43	$—	$—	$43
Foreign exchange	243	65	—	308
Total	286	65	—	351
Not designated as accounting hedges
Economic hedges of loans
Credit	2	47	—	49
Other derivatives
Interest rate	146,995	57,701	911	205,607
Credit	6,409	3,461	—	9,870
Foreign exchange	92,515	2,419	36	94,970
Equity	17,550	—	31,421	48,971
Commodity and other	14,536	—	2,783	17,319
Total	278,007	63,628	35,151	376,786
Total gross derivatives	$278,293	$63,693	$35,151	$377,137
Amounts offset
Counterparty netting	(194,644)	(61,670)	(33,407)	(289,721)
Cash collateral netting	(40,734)	(1,291)	—	(42,025)
Total in Trading assets	$42,915	$732	$1,744	$45,391
Amounts not offset[1]
Financial instruments collateral	(23,943)	—	—	(23,943)
Net amounts	$18,972	$732	$1,744	$21,448
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,487

	Liabilities at September 30, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$564	$1	$—	$565
Foreign exchange	16	7	—	23
Total	580	8	—	588
Not designated as accounting hedges
Economic hedges of loans
Credit	24	581	—	605
Other derivatives
Interest rate	137,420	60,141	939	198,500
Credit	6,187	3,301	—	9,488
Foreign exchange	84,080	2,725	218	87,023
Equity	26,669	—	32,182	58,851
Commodity and other	12,418	—	3,398	15,816
Total	266,798	66,748	36,737	370,283
Total gross derivatives	$267,378	$66,756	$36,737	$370,871
Amounts offset
Counterparty netting	(194,644)	(61,670)	(33,407)	(289,721)
Cash collateral netting	(43,675)	(4,864)	—	(48,539)
Total in Trading liabilities	$29,059	$222	$3,330	$32,611
Amounts not offset[1]
Financial instruments collateral	(4,049)	—	(562)	(4,611)
Net amounts	$25,010	$222	$2,768	$28,000
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				4,581

52	September 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Assets at December 31, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$62	$1	$—	$63
Foreign exchange	15	44	—	59
Total	77	45	—	122
Not designated as accounting hedges
Economic hedges of loans
Credit	2	59	—	61
Other derivatives
Interest rate	141,291	29,007	1,029	171,327
Credit	5,888	2,352	—	8,240
Foreign exchange	113,540	2,337	62	115,939
Equity	16,505	—	26,850	43,355
Commodity and other	24,298	—	6,164	30,462
Total	301,524	33,755	34,105	369,384
Total gross derivatives	$301,601	$33,800	$34,105	$369,506
Amounts offset
Counterparty netting	(214,773)	(32,250)	(32,212)	(279,235)
Cash collateral netting	(44,711)	(1,348)	—	(46,059)
Total in Trading assets	$42,117	$202	$1,893	$44,212
Amounts not offset[1]
Financial instruments collateral	(19,406)	—	—	(19,406)
Net amounts	$22,711	$202	$1,893	$24,806
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,318

	Liabilities at December 31, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$457	$4	$—	$461
Foreign exchange	550	101	—	651
Total	1,007	105	—	1,112
Not designated as accounting hedges
Economic hedges of loans
Credit	9	368	—	377
Other derivatives
Interest rate	135,661	28,581	455	164,697
Credit	5,535	2,390	—	7,925
Foreign exchange	110,322	2,512	104	112,938
Equity	23,138	—	28,193	51,331
Commodity and other	19,631	—	6,748	26,379
Total	294,296	33,851	35,500	363,647
Total gross derivatives	$295,303	$33,956	$35,500	$364,759
Amounts offset
Counterparty netting	(214,773)	(32,250)	(32,212)	(279,235)
Cash collateral netting	(45,884)	(1,505)	—	(47,389)
Total in Trading liabilities	$34,646	$201	$3,288	$38,135
Amounts not offset[1]
Financial instruments collateral	(2,545)	—	(1,139)	(3,684)
Net amounts	$32,101	$201	$2,149	$34,451
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,430
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
Notionals of Derivative Contracts

	Assets at September 30, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$67	$—	$67
Foreign exchange	12	3	—	15
Total	12	70	—	82
Not designated as accounting hedges
Economic hedges of loans
Credit	—	1	—	1
Other derivatives
Interest rate	3,943	8,316	563	12,822
Credit	209	167	—	376
Foreign exchange	3,413	194	7	3,614
Equity	559	—	437	996
Commodity and other	138	—	72	210
Total	8,262	8,678	1,079	18,019
Total gross derivatives	$8,274	$8,748	$1,079	$18,101

	Liabilities at September 30, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$195	$—	$197
Foreign exchange	2	1	—	3
Total	4	196	—	200
Not designated as accounting hedges
Economic hedges of loans
Credit	1	20	—	21
Other derivatives
Interest rate	4,123	8,125	466	12,714
Credit	221	161	—	382
Foreign exchange	3,387	167	28	3,582
Equity	596	—	621	1,217
Commodity and other	106	—	83	189
Total	8,434	8,473	1,198	18,105
Total gross derivatives	$8,438	$8,669	$1,198	$18,305

	Assets at December 31, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$2	$62	$—	$64
Foreign exchange	2	2	—	4
Total	4	64	—	68
Not designated as accounting hedges
Economic hedges of loans
Credit	—	3	—	3
Other derivatives
Interest rate	3,404	7,609	614	11,627
Credit	190	130	—	320
Foreign exchange	3,477	126	15	3,618
Equity	488	—	358	846
Commodity and other	141	—	59	200
Total	7,700	7,868	1,046	16,614
Total gross derivatives	$7,704	$7,932	$1,046	$16,682

53	September 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at December 31, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$3	$187	$—	$190
Foreign exchange	12	2	—	14
Total	15	189	—	204
Not designated as accounting hedges
Economic hedges of loans
Credit	—	15	—	15
Other derivatives
Interest rate	3,436	7,761	497	11,694
Credit	199	125	—	324
Foreign exchange	3,516	123	35	3,674
Equity	488	—	552	1,040
Commodity and other	101	—	79	180
Total	7,740	8,024	1,163	16,927
Total gross derivatives	$7,755	$8,213	$1,163	$17,131
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 7 to the financial statements in the 2022 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
Fair value hedges—Recognized in Interest income
Interest rate contracts	$259	$846	$457	$2,037
Investment Securities—AFS	(239)	(836)	(423)	(1,960)
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(2,742)	$(5,379)	$(2,806)	$(15,629)
Deposits	(15)	25	(31)	143
Borrowings	2,781	5,372	2,856	15,499
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$375	$662	$381	$1,436
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	60	18	166	(59)
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$(12)	$—	$(30)	$—
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	(6)	—	(9)	—
Net change in cash flow hedges included within AOCI	(6)	—	(21)	—
1.For the current quarter ended September 30, 2023, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of September 30, 2023, is approximately $(25) million. The maximum length of time over which forecasted cash flows are hedged is 2 years.
Fair Value Hedges—Hedged Items

$ in millions	At September 30, 2023	At December 31, 2022
Investment Securities—AFS
Amortized cost basis currently or previously hedged	$33,348	$34,073
Basis adjustments included in amortized cost[1]	$(1,800)	$(1,628)
Deposits
Carrying amount currently or previously hedged	$10,278	$3,735
Basis adjustments included in carrying amount[1]	$(88)	$(119)
Borrowings
Carrying amount currently or previously hedged	$147,076	$146,025
Basis adjustments included in carrying amount—Outstanding hedges	$(15,567)	$(12,748)
Basis adjustments included in carrying amount—Terminated hedges	$(677)	$(715)
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2023	2022	2023	2022
Recognized in Other revenues
Credit contracts[1]	$(104)	$(44)	$(330)	$160
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At September 30, 2023	At December 31, 2022
Net derivative liabilities with credit risk-related contingent features	$19,204	$20,287
Collateral posted	13,338	12,268
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At September 30, 2023
One-notch downgrade	$562
Two-notch downgrade	375
Bilateral downgrade agreements included in the amounts above[1]	$811
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

September 2023 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers.
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at September 30, 2023
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$16	$30	$39	$14	$99
Non-investment grade	7	13	20	6	46
Total	$23	$43	$59	$20	$145
Index and basket CDS
Investment grade	$3	$18	$51	$21	$93
Non-investment grade	8	11	85	35	139
Total	$11	$29	$136	$56	$232
Total CDS sold	$34	$72	$195	$76	$377
Other credit contracts	—	—	—	3	3
Total credit protection sold	$34	$72	$195	$79	$380
CDS protection sold with identical protection purchased					$312

	Years to Maturity at December 31, 2022
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$12	$29	$29	$9	$79
Non-investment grade	5	13	16	2	36
Total	$17	$42	$45	$11	$115
Index and basket CDS
Investment grade	$3	$13	$37	$3	$56
Non-investment grade	8	17	108	19	152
Total	$11	$30	$145	$22	$208
Total CDS sold	$28	$72	$190	$33	$323
Other credit contracts	—	—	—	—	—
Total credit protection sold	$28	$72	$190	$33	$323
CDS protection sold with identical protection purchased					$262
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At September 30, 2023	At December 31, 2022
Single-name CDS
Investment grade	$1,472	$762
Non-investment grade	(228)	(808)
Total	$1,244	$(46)
Index and basket CDS
Investment grade	$1,295	$859
Non-investment grade	(1,855)	(1,812)
Total	$(560)	$(953)
Total CDS sold	$684	$(999)
Other credit contracts	178	(1)
Total credit protection sold	$862	$(1,000)
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At September 30, 2023	At December 31, 2022
Single name	$172	$140
Index and basket	197	173
Tranched index and basket	32	26
Total	$401	$339

	Fair Value Asset (Liability)
$ in millions	At September 30, 2023	At December 31, 2022
Single name	$(1,553)	$(33)
Index and basket	1,023	1,248
Tranched index and basket	(481)	(217)
Total	$(1,011)	$998
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
7. Investment Securities
AFS and HTM Securities

	At September 30, 2023
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$47,939	$27	$1,394	$46,572
U.S. agency securities[2]	26,221	—	3,436	22,785
Agency CMBS	5,741	—	504	5,237
State and municipal securities	817	32	20	829
FFELP student loan ABS[3]	855	—	17	838
Other ABS	—	—	—	—
Total AFS securities	81,573	59	5,371	76,261
HTM securities
U.S. Treasury securities	26,208	—	1,885	24,323
U.S. agency securities[2]	41,612	—	10,136	31,476
Agency CMBS	1,656	—	168	1,488
Non-agency CMBS	1,229	—	192	1,037
Total HTM securities	70,705	—	12,381	58,324
Total investment securities	$152,278	$59	$17,752	$134,585

55	September 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2022
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$56,103	$17	$2,254	$53,866
U.S. agency securities[2]	23,926	1	2,753	21,174
Agency CMBS	5,998	—	470	5,528
State and municipal securities	2,598	71	42	2,627
FFELP student loan ABS[3]	1,147	—	45	1,102
Total AFS securities	89,772	89	5,564	84,297
HTM securities
U.S. Treasury securities	28,599	—	1,845	26,754
U.S. agency securities[2]	44,038	—	8,487	35,551
Agency CMBS	1,819	—	152	1,667
Non-agency CMBS	1,178	—	144	1,034
Total HTM securities	75,634	—	10,628	65,006
Total investment securities	$165,406	$89	$16,192	$149,303
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
AFS Securities in an Unrealized Loss Position

	At September 30, 2023		At December 31, 2022
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$6,932	$214	$42,144	$1,711
12 months or longer	31,798	1,180	11,454	543
Total	38,730	1,394	53,598	2,254
U.S. agency securities
Less than 12 months	4,716	91	13,662	1,271
12 months or longer	17,968	3,345	7,060	1,482
Total	22,684	3,436	20,722	2,753
Agency CMBS
Less than 12 months	2,111	201	5,343	448
12 months or longer	3,053	303	185	22
Total	5,164	504	5,528	470
State and municipal securities
Less than 12 months	288	1	2,106	40
12 months or longer	253	19	65	2
Total	541	20	2,171	42
FFELP student loan ABS
Less than 12 months	68	1	627	23
12 months or longer	693	16	476	22
Total	761	17	1,103	45
Total AFS securities in an unrealized loss position
Less than 12 months	14,115	508	63,882	3,493
12 months or longer	53,765	4,863	19,240	2,071
Total	$67,880	$5,371	$83,122	$5,564
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
As of September 30, 2023 and December 31, 2022, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at September 30, 2023 and December 31, 2022 reflect an ACL of $45 million and $34 million, respectively, predominantly related to Non-agency CMBS. See Note 2 in the 2022 Form 10-K for a description of the ACL methodology used for HTM Securities. As of September 30, 2023 and December 31, 2022, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.
Investment Securities by Contractual Maturity

	At September 30, 2023
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$15,009	$14,680	1.1%
After 1 year through 5 years	32,224	31,187	1.8%
After 5 years through 10 years	706	705	3.9%
Total	47,939	46,572
U.S. agency securities:
Due within 1 year	24	23	(0.6)%
After 1 year through 5 years	431	397	1.6%
After 5 years through 10 years	572	510	1.8%
After 10 years	25,194	21,855	3.6%
Total	26,221	22,785
Agency CMBS:
Due within 1 year	1	1	(2.2)%
After 1 year through 5 years	2,068	1,973	1.8%
After 5 years through 10 years	2,459	2,309	2.1%
After 10 years	1,213	954	1.4%
Total	5,741	5,237
State and municipal securities:
Due within 1 year	24	24	5.2%
After 1 year through 5 years	172	172	4.8%
After 5 years through 10 years	17	20	4.7%
After 10 Years	604	613	4.3%
Total	817	829
FFELP student loan ABS:
After 1 year through 5 years	101	98	5.8%
After 5 years through 10 years	104	100	6.0%
After 10 years	650	640	6.3%
Total	855	838
Total AFS securities	81,573	76,261	2.3%

September 2023 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

	At September 30, 2023
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	8,102	7,982	1.9%
After 1 year through 5 years	12,683	11,863	1.8%
After 5 years through 10 years	3,864	3,445	2.4%
After 10 years	1,559	1,033	2.3%
Total	26,208	24,323
U.S. agency securities:
After 1 year through 5 years	7	6	1.8%
After 5 years through 10 years	311	276	2.1%
After 10 years	41,294	31,194	1.8%
Total	41,612	31,476
Agency CMBS:
Due within 1 year	482	469	1.4%
After 1 year through 5 years	928	828	1.2%
After 5 years through 10 years	118	95	1.4%
After 10 years	128	96	1.6%
Total	1,656	1,488
Non-agency CMBS:
Due within 1 year	195	177	4.2%
After 1 year through 5 years	353	315	4.4%
After 5 years through 10 years	630	500	3.7%
After 10 years	51	45	4.6%
Total	1,229	1,037
Total HTM securities	70,705	58,324	1.9%
Total investment securities	152,278	134,585	2.1%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At September 30, 2023, the annualized average yield, including the interest rate swap accrual of related hedges, was 1.2% for AFS securities contractually maturing within 1 year and 3.3% for all AFS securities.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Gross realized gains	$15	$13	$66	$163
Gross realized (losses)	(1)	(4)	(21)	(92)
Total[1]	$14	$9	$45	$71
1.Realized gains and losses are recognized in Other revenues in the income statement.
8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At September 30, 2023
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$244,528	$(142,959)	$101,569	$(98,203)	$3,366
Securities borrowed	133,184	(12,268)	120,916	(116,818)	4,098
Liabilities
Securities sold under agreements to repurchase	$219,620	$(142,959)	$76,661	$(70,871)	$5,790
Securities loaned	25,332	(12,268)	13,064	(13,049)	15
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,160
Securities borrowed					380
Securities sold under agreements to repurchase					4,311
Securities loaned					4

	At December 31, 2022
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$240,355	$(126,448)	$113,907	$(109,902)	$4,005
Securities borrowed	145,340	(11,966)	133,374	(128,073)	5,301
Liabilities
Securities sold under agreements to repurchase	$188,982	$(126,448)	$62,534	$(57,395)	$5,139
Securities loaned	27,645	(11,966)	15,679	(15,199)	480
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,696
Securities borrowed					624
Securities sold under agreements to repurchase					3,861
Securities loaned					250
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
Gross Secured Financing Balances by Remaining Contractual Maturity

	At September 30, 2023
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$93,944	$68,289	$23,622	$33,765	$219,620
Securities loaned	13,266	—	900	11,166	25,332
Total included in the offsetting disclosure	$107,210	$68,289	$24,522	$44,931	$244,952
Trading liabilities— Obligation to return securities received as collateral	16,548	—	—	—	16,548
Total	$123,758	$68,289	$24,522	$44,931	$261,500

57	September 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2022
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$54,551	$77,359	$20,586	$36,486	$188,982
Securities loaned	15,150	882	1,984	9,629	27,645
Total included in the offsetting disclosure	$69,701	$78,241	$22,570	$46,115	$216,627
Trading liabilities— Obligation to return securities received as collateral	22,880	—	—	—	22,880
Total	$92,581	$78,241	$22,570	$46,115	$239,507
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At September 30, 2023	At December 31, 2022
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$83,594	$57,761
Other sovereign government obligations	102,679	98,839
Corporate equities	17,976	19,340
Other	15,371	13,042
Total	$219,620	$188,982
Securities loaned
Other sovereign government obligations	$714	$862
Corporate equities	23,939	26,289
Other	679	494
Total	$25,332	$27,645
Total included in the offsetting disclosure	$244,952	$216,627
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$16,523	$22,833
Other	25	47
Total	$16,548	$22,880
Total	$261,500	$239,507
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At September 30, 2023	At December 31, 2022
Trading assets	$38,682	$34,524
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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At September 30, 2023	At December 31, 2022
Collateral received with right to sell or repledge	$656,290	$637,941
Collateral that was sold or repledged[1]	499,905	486,820
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
Securities Segregated for Regulatory Purposes

$ in millions	At September 30, 2023	At December 31, 2022
Segregated securities[1]	$21,936	$32,254
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Customer Margin and Other Lending

$ in millions	At September 30, 2023	At December 31, 2022
Margin and other lending	$42,699	$38,524
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
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 12.

September 2023 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At September 30, 2023
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$7,181	$11,086	$18,267
Secured lending facilities	39,119	2,861	41,980
Commercial real estate	8,389	259	8,648
Residential real estate	59,002	23	59,025
Securities-based lending and Other loans	90,208	1	90,209
Total loans	203,899	14,230	218,129
ACL	(1,157)		(1,157)
Total loans, net	$202,742	$14,230	$216,972
Loans to non-U.S. borrowers, net			$26,246

	At December 31, 2022
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,589	$10,634	$17,223
Secured lending facilities	35,606	3,176	38,782
Commercial real estate	8,515	926	9,441
Residential real estate	54,460	4	54,464
Securities-based lending and Other loans	94,666	48	94,714
Total loans	199,836	14,788	214,624
ACL	(839)		(839)
Total loans, net	$198,997	$14,788	$213,785
Loans to non-U.S. borrowers, net			$23,651
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 10 to the financial statements in the 2022 Form 10-K.
Loans by Interest Rate Type

	At September 30, 2023		At December 31, 2022
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$—	$18,267	$—	$17,223
Secured lending facilities	—	41,980	—	38,782
Commercial real estate	198	8,450	204	9,237
Residential real estate	28,282	30,743	24,903	29,561
Securities-based lending and Other loans	22,525	67,684	24,077	70,637
Total loans, before ACL	$51,005	$167,124	$49,184	$165,440
See Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.
Loans Held for Investment before Allowance by Origination Year

	At September 30, 2023			At December 31, 2022
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$2,349	$4,189	$6,538	$2,554	$3,456	$6,010
2023	134	20	154
2022	—	166	166	6	107	113
2021	15	101	116	—	139	139
2020	33	25	58	—	58	58
2019	—	149	149	—	154	154
Prior	—	—	—	115	—	115
Total	$2,531	$4,650	$7,181	$2,675	$3,914	$6,589

	At September 30, 2023			At December 31, 2022
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$11,329	$19,873	$31,202	$9,445	$21,243	$30,688
2023	2,324	750	3,074
2022	667	2,150	2,817	1,135	1,336	2,471
2021	254	151	405	254	208	462
2020	—	85	85	—	98	98
2019	60	345	405	60	486	546
Prior	302	829	1,131	215	1,126	1,341
Total	$14,936	$24,183	$39,119	$11,109	$24,497	$35,606

	At September 30, 2023			At December 31, 2022
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$—	$168	$168	$—	$204	$204
2023	10	805	815
2022	382	1,791	2,173	379	2,201	2,580
2021	286	1,574	1,860	239	1,609	1,848
2020	—	739	739	—	728	728
2019	325	1,242	1,567	659	1,152	1,811
Prior	85	982	1,067	211	1,133	1,344
Total	$1,088	$7,301	$8,389	$1,488	$7,027	$8,515

	At September 30, 2023
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$98	$32	$8	$137	$1	$138
2023	5,735	1,180	178	6,304	789	7,093
2022	11,039	2,445	390	12,771	1,103	13,874
2021	11,210	2,392	245	12,911	936	13,847
2020	7,006	1,443	105	8,118	436	8,554
2019	4,012	901	132	4,739	306	5,045
Prior	7,845	2,292	314	9,632	819	10,451
Total	$46,945	$10,685	$1,372	$54,612	$4,390	$59,002

	At December 31, 2022
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$90	$29	$5	$124	$—	$124
2022	11,481	2,533	411	13,276	1,149	14,425
2021	11,604	2,492	257	13,378	975	14,353
2020	7,292	1,501	115	8,452	456	8,908
2019	4,208	946	137	4,968	323	5,291
2018	1,635	447	52	1,965	169	2,134
Prior	6,853	2,072	300	8,492	733	9,225
Total	$43,163	$10,020	$1,277	$50,655	$3,805	$54,460

59	September 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At September 30, 2023
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$71,389	$6,096	$1,220	$78,705
2023	1,369	543	238	2,150
2022	1,474	820	792	3,086
2021	375	417	341	1,133
2020	—	464	425	889
2019	14	903	522	1,439
Prior	202	1,466	1,138	2,806
Total	$74,823	$10,709	$4,676	$90,208

	December 31, 2022
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$77,115	$5,760	$1,480	$84,355
2022	1,425	1,572	269	3,266
2021	725	525	223	1,473
2020	—	580	418	998
2019	16	913	644	1,573
2018	202	268	304	774
Prior	—	1,581	646	2,227
Total	$79,483	$11,199	$3,984	$94,666
IG—Investment Grade
NIG—Non-investment Grade
1. Securities-based loans are subject to collateral maintenance provisions, and at September 30, 2023 and December 31, 2022, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2022 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment, which typically consist of bespoke lending arrangements provided to ultra-high worth net clients. These facilities are generally secured by eligible collateral.
Past Due Loans Held for Investment before Allowance1

$ in millions	At September 30, 2023	At December 31, 2022
Corporate	$42	$112
Secured lending facilities	—	85
Commercial real estate	21	—
Residential real estate	153	158
Securities-based lending and Other loans	—	1
Total	$216	$356
1.As of September 30, 2023, the majority of the amounts are past due for a period of less than 90 days. As of December 31, 2022, the majority of the amounts are 90 days or more past due.
Nonaccrual Loans Held for Investment before Allowance1

$ in millions	At September 30, 2023	At December 31, 2022
Corporate	$115	$71
Secured lending facilities	92	94
Commercial real estate	153	209
Residential real estate	101	118
Securities-based lending and Other loans	120	10
Total	$581	$502
Nonaccrual loans without an ACL	$133	$117
1.There were no loans held for investment that were 90 days or more past due and still accruing as of September 30, 2023 and December 31, 2022. For further information on the Firm’s nonaccrual policy, see Note 2 to the financial statements in the 2022 Form 10-K .
See Note 2 to the financial statements in the 2022 Form 10-K for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans.
The Firm may modify the terms of certain loans for economic or legal reasons related to a borrower's financial difficulties, and these modifications include interest rate reductions, principal forgiveness, term extensions and other-than-insignificant payment delays or a combination of these aforementioned modifications. Modified loans are typically evaluated individually for allowance for credit losses. As of September 30, 2023, there were no loans held for investment modified in the current year period with subsequent default.
Modified Loans Held for Investment

Modified during the three months ended September 30, 2023[1]
	At September 30, 2023
$ in millions	Amortized Cost	% of Total Loans[2]
	Term Extension
Corporate	$82	1.1%
Commercial real estate	198	2.4%
Securities-based lending and Other loans	105	0.1%
Total	$385

Modified during the nine months ended September 30, 2023[1]
	At September 30, 2023
$ in millions	Amortized Cost	% of Total Loans[2]
	Term Extension
Corporate	$114	1.6%
Commercial real estate	219	2.6%
Residential real estate	1	—%
Securities-based lending and Other loans	129	0.1%
Total	$463
	Combination - Multiple Modifications[3]
Commercial real estate	$40	0.5%
1.Lending commitments to borrowers for which the Firm has modified terms of the receivable are $424 million and $877 million during the current quarter and current year period, respectively as of September 30, 2023.
2.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.
3.Combination - Multiple Modifications includes loans with Term extension and Other-than-insignificant payment delay.

September 2023 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)
Financial Impact on Modified Loans Held for Investment

Modified during the three months ended September 30, 2023[1]
At September 30, 2023
Term Extension[2]
Corporate	Added 1 year, 11 months to the life of the modified loan(s)
Commercial real estate	Added 3 months to the life of the modified loan(s)
Securities-based lending and Other loans	Added 4 months to the life of the modified loan(s)

Modified during the nine months ended September 30, 2023[1]
At September 30, 2023
Term Extension[2]
Corporate	Added 1 year, 9 months to the life of the modified loan(s)
Commercial real estate	Added 3 months to the life of the modified loan(s)
Residential real estate	Added 4 months to the life of the modified loan(s)
Securities-based lending and Other loans	Added 8 months to the life of the modified loan(s)
Combination - Multiple Modification
Commercial real estate	Added 7 months of Term extension and 6 months of Other-than-insignificant payment delay to the life of the modified loan(s)
1.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.
2.In instances where more than one loan was modified, modification impact is presented on a weighted-average basis.
Past Due Status for Loans Held for Investment Modified in the Last 12 months

	At September 30, 2023
$ in millions	30-89 Days Past Due	90+ days Past Due	Total
Commercial real estate	$21	$—	$21
Residential real estate	—	1	1
Total	$21	$1	$22
Troubled Debt Restructurings

$ in millions	At December 31, 2022
Loans, before ACL	$29
Lending commitments	—
TDRs included modifications of interest rates, collateral requirements, other loan covenants and payment extensions. See Note 2 to the financial statements in the 2022 Form 10-K for further information on TDRs guidance. The accounting guidance for TDRs was eliminated for the Firm, beginning on January 1, 2023. See Note 2 for further information herein.
Gross Charge-offs by Origination Year

	Three Months Ended September 30, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$—	$—	$—	$—	$—	$—
2020	—	—	—	—	(1)	(1)
2019	—	—	(39)	—	—	(39)
Total	$—	$—	$(39)	$—	$(1)	$(40)

	Nine Months Ended September 30, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(30)	$—	$—	$—	$—	$(30)
2020	—	—	—	—	(2)	(2)
2019	—	—	(68)	—	(1)	(69)
Prior	—	—	(40)	—	—	(40)
Total	$(30)	$—	$(108)	$—	$(3)	$(141)
Provision for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Loans	$123	$6	$462	$137
Lending commitments	11	29	67	56
Allowance for Credit Losses Rollforward and Allocation—Loans

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2022	$235	$153	$275	$87	$89	$839
Gross charge-offs	(30)	—	(108)	—	(3)	(141)
Recoveries	—	—	—	1	—	1
Net (charge-offs) recoveries	(30)	—	(108)	1	(3)	(140)
Provision (release)	44	2	261	22	133	462
Other	(1)	(1)	(2)	—	—	(4)
September 30, 2023	$248	$154	$426	$110	$219	$1,157
Percent of loans to total loans[1]	4%	19%	4%	29%	44%	100%

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2021	$165	$163	$206	$60	$60	$654
Gross charge-offs	—	(3)	(7)	—	(21)	(31)
Recoveries	6	—	—	1	—	7
Net recoveries (charge-offs)	6	(3)	(7)	1	(21)	(24)
Provision (release)	46	(2)	35	26	32	137
Other	(6)	(2)	(10)	—	—	(18)
September 30, 2022	$211	$156	$224	$87	$71	$749
Percent of loans to total loans[1]	3%	17%	4%	26%	50%	100%
CRE—Commercial real estate
SBL—Securities-based lending
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.

61	September 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2022	$411	$51	$15	$4	$23	$504
Provision (release)	29	24	12	—	2	67
Other	(1)	—	(1)	—	—	(2)
September 30, 2023	$439	$75	$26	$4	$25	$569

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
December 31, 2021	$356	$41	$20	$1	$26	$444
Provision (release)	64	7	(6)	1	(10)	56
Other	(12)	(1)	—	—	—	(13)
September 30, 2022	$408	$47	$14	$2	$16	$487

The allowance for credit losses for loans and lending commitments increased for the nine months ended September 30, 2023, primarily due to deteriorating conditions in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio, and modest growth in certain other loan portfolios. Charge-offs for the nine months ended September 30, 2023 were primarily related to commercial real estate and corporate loans. The base scenario used in our ACL models as of September 30, 2023 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models, and assumes weak economic growth in 2023 and 2024. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product (“GDP”). For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 10 to the financial statements in the 2022 Form 10-K.
Selected Credit Ratios

	At September 30, 2023	At December 31, 2022
ACL for loans to total HFI loans	0.6%	0.4%
Nonaccrual HFI loans to total HFI loans	0.3%	0.3%
ACL for loans to nonaccrual HFI loans	199.1%	167.1%

Employee Loans

$ in millions	At September 30, 2023	At December 31, 2022
Currently employed by the Firm[1]	$4,262	$4,023
No longer employed by the Firm[2]	98	97
Employee loans	$4,360	$4,120
ACL	(130)	(139)
Employee loans, net of ACL	$4,230	$3,981
Remaining repayment term, weighted average in years	5.8	5.8
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
10. Other Assets—Equity Method Investments
Equity Method Investments

$ in millions	At September 30, 2023	At December 31, 2022
Investments	$1,775	$1,927

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Income (loss)	$19	$21	$105	$44
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
Japanese Securities Joint Venture

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Income (loss) from investment in MUMSS	$10	$17	$102	$35
For more information on MUMSS and other relationships with MUFG, see Note 12 to the financial statements in the 2022 Form 10-K.
11. Deposits
Deposits

$ in millions	At September 30, 2023	At December 31, 2022
Savings and demand deposits	$280,008	$319,948
Time deposits	65,450	36,698
Total	$345,458	$356,646
Deposits subject to FDIC insurance	$272,015	$260,420
Deposits not subject to FDIC insurance	$73,443	$96,226
Time Deposit Maturities

$ in millions	At September 30, 2023
2023	$13,058
2024	29,378
2025	11,302
2026	4,716
2027	3,372
Thereafter	3,624
Total	$65,450

September 2023 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)
12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At September 30, 2023	At December 31, 2022
Original maturities of one year or less	$4,350	$4,191
Original maturities greater than one year
Senior	$231,047	$221,667
Subordinated	11,796	12,200
Total greater than one year	$242,843	$233,867
Total	$247,193	$238,058
Weighted average stated maturity, in years[1]	6.5	6.7
1.Only includes borrowings with original maturities greater than one year.
Other Secured Financings

$ in millions	At September 30, 2023	At December 31, 2022
Original maturities:
One year or less	$2,391	$944
Greater than one year	7,277	7,214
Total	$9,668	$8,158
Transfers of assets accounted for as secured financings	$3,092	$1,119
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
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at September 30, 2023
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$16,247	$36,269	$53,156	$2,356	$108,028
Secured lending facilities	7,773	5,032	3,662	2,140	18,607
Commercial and Residential real estate	309	112	14	352	787
Securities-based lending and Other	16,229	3,360	395	394	20,378
Forward-starting secured financing receivables[1]	73,474	—	—	—	73,474
Central counterparty	300	—	—	14,966	15,266
Underwriting	645	—	—	—	645
Investment activities	1,777	314	110	284	2,485
Letters of credit and other financial guarantees	145	—	—	6	151
Total	$116,899	$45,087	$57,337	$20,498	$239,821
Lending commitments participated to third parties					$7,408
1.Forward-starting secured financing receivables are generally settled within three business days.
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 15 to the financial statements in the 2022 Form 10-K.
Guarantees

	At September 30, 2023
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,303,613	$1,337,393	$295,171	$713,579	$(67,659)
Standby letters of credit and other financial guarantees issued[2]	1,545	1,054	1,100	2,801	(15)
Market value guarantees	1	—	—	—	—
Liquidity facilities	2,035	—	—	—	(9)
Whole loan sales guarantees	—	69	17	23,076	—
Securitization representations and warranties[3]	—	—	—	80,081	(3)
General partner guarantees	381	32	130	33	(87)
Client clearing guarantees	77	—	—	—	—
1.The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. For further information on derivatives contracts, see Note 6.
2.These amounts include certain issued standby letters of credit participated to third parties, totaling $0.8 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of September 30, 2023, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $76 million.
3.Related to commercial and residential mortgage securitizations.
The Firm has obligations under certain guarantee arrangements, including contracts and indemnification agreements, that contingently require the Firm to make

63	September 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
While the Firm has identified below any individual proceedings or investigations where the Firm believes a material loss to be reasonably possible and, in some cases, reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or possible and reasonably estimable.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Legal expenses	$18	$41	$214	$387

September 2023 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)
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
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts the prior set-off by the Firm of approximately €124 million (approximately $131 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2012. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and to keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority’s appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On June 22, 2020, the Firm filed an appeal against the decision of the Court of Appeal in Amsterdam before the Dutch High Court. On January 29, 2021, the Advocate General of the Dutch High Court issued an advisory opinion on the Firm’s appeal, which rejected the Firm’s principal grounds of appeal. On February 11, 2021, the Firm and the Dutch Authority each responded to this opinion. On June 22, 2021, Dutch criminal authorities sought various documents in connection with an investigation of the Firm related to the civil claims asserted by the Dutch Authority concerning the accuracy of the Firm subsidiary’s tax returns and the maintenance of its books and records for 2007 to 2012. The Dutch criminal authorities have requested additional information, and the Firm is continuing to respond to them in connection with their ongoing investigation.

For certain other legal proceedings and investigations, though the Firm believes a loss is probable, the Firm cannot reasonably estimate such losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued (if any), but does not believe, based on current knowledge and after consultation with counsel, that such losses could have a material adverse effect on the Firm’s financial condition, other than the matter referred to in the following paragraph.
Block Trading Matter

The Firm has been responding to requests for information from the Enforcement Division of the SEC and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Firm's blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Firm and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Firm continues to cooperate with, and has continued to engage in ongoing discussions regarding potential resolution of, the Investigations. There can be no assurance that these discussions and continuing engagement will lead to resolution of either matter. The Firm also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Firm and/or its employees, or as a result of the Firm’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Firm has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.
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

65	September 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
settle the litigation. On September 1, 2023, the court granted preliminary approval of the settlement.
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At September 30, 2023		At December 31, 2022
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$526	$156	$1,153	$520
Investment vehicles[2]	856	508	638	272
MTOB	406	402	371	322
Other	508	202	519	199
Total	$2,296	$1,268	$2,681	$1,313
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
2.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At September 30, 2023	At December 31, 2022
Assets
Cash and cash equivalents	$220	$142
Trading assets at fair value	1,542	2,066
Investment securities	319	255
Securities purchased under agreements to resell	200	200
Customer and other receivables	13	16
Other assets	2	2
Total	$2,296	$2,681
Liabilities
Other secured financings	$1,133	$1,185
Other liabilities and accrued expenses	131	124
Borrowings	4	4
Total	$1,268	$1,313
Noncontrolling interests	$77	$71
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
Non-consolidated VIEs

	At September 30, 2023
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$139,804	$2,216	$2,931	$2,751	$47,136
Maximum exposure to loss[3]
Debt and equity interests	$20,141	$81	$—	$1,857	$8,692
Derivative and other contracts	—	—	2,035	—	4,471
Commitments, guarantees and other	2,519	—	—	—	74
Total	$22,660	$81	$2,035	$1,857	$13,237
Carrying value of variable interests—Assets
Debt and equity interests	$20,141	$81	$—	$1,640	$8,692
Derivative and other contracts	—	—	2	—	1,641
Total	$20,141	$81	$2	$1,640	$10,333
Additional VIE assets owned[4]					$15,204
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$11	$—	$371

	At December 31, 2022
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$123,601	$3,162	$4,632	$2,403	$50,178
Maximum exposure to loss[3]
Debt and equity interests	$13,104	$274	$—	$1,694	$11,596
Derivative and other contracts	—	—	3,200	—	5,211
Commitments, guarantees and other	674	—	—	—	1,410
Total	$13,778	$274	$3,200	$1,694	$18,217
Carrying value of variable interests–Assets
Debt and equity interests	$13,104	$274	$—	$1,577	$11,596
Derivative and other contracts	—	—	3	—	1,564
Total	$13,104	$274	$3	$1,577	$13,160
Additional VIE assets owned[4]					$13,708
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$3	$—	$281
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

September 2023 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)
part of a transaction with the VIE or any party to the VIE directly against a specific exposure to loss.
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At September 30, 2023		At December 31, 2022
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$15,852	$3,231	$20,428	$2,570
Commercial mortgages	75,060	8,112	67,540	4,236
U.S. agency collateralized mortgage obligations	40,147	6,296	32,567	4,729
Other consumer or commercial loans	8,745	2,502	3,066	1,569
Total	$139,804	$20,141	$123,601	$13,104
Transferred Assets with Continuing Involvement

	At September 30, 2023
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$3,868	$73,138	$10,274	$11,388
Retained interests
Investment grade	$148	$658	$360	$—
Non-investment grade	64	769	—	47
Total	$212	$1,427	$360	$47
Interests purchased in the secondary market[3]
Investment grade	$12	$24	$11	$—
Non-investment grade	—	16	—	—
Total	$12	$40	$11	$—
Derivative assets	$—	$—	$—	$1,088
Derivative liabilities	—	—	—	347

	At December 31, 2022
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$3,732	$73,069	$6,448	$10,928
Retained interests
Investment grade	$137	$927	$367	$—
Non-investment grade	26	465	11	44
Total	$163	$1,392	$378	$44
Interests purchased in the secondary market[3]
Investment grade	$82	$51	$10	$—
Non-investment grade	35	23	—	—
Total	$117	$74	$10	$—
Derivative assets	$—	$—	$—	$1,114
Derivative liabilities	—	—	—	201

	Fair Value At September 30, 2023
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$475	$—	$475
Non-investment grade	5	59	64
Total	$480	$59	$539
Interests purchased in the secondary market[3]
Investment grade	$46	$1	$47
Non-investment grade	12	4	16
Total	$58	$5	$63
Derivative assets	$1,088	$—	$1,088
Derivative liabilities	347	—	347

	Fair Value at December 31, 2022
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$489	$—	$489
Non-investment grade	25	16	41
Total	$514	$16	$530
Interests purchased in the secondary market[3]
Investment grade	$140	$3	$143
Non-investment grade	42	16	58
Total	$182	$19	$201
Derivative assets	$1,114	$—	$1,114
Derivative liabilities	153	48	201
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
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
New transactions[1]	$9,132	$5,332	$15,257	$19,809
Retained interests	115	500	2,767	3,553
Sales of corporate loans to CLO SPEs[1,2]	—	37	—	53
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).

67	September 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Assets Sold with Retained Exposure

$ in millions	At September 30, 2023	At December 31, 2022
Gross cash proceeds from sale of assets[1]	$49,472	$49,059
Fair value
Assets sold	$49,642	$47,281
Derivative assets recognized in the balance sheet	529	116
Derivative liabilities recognized in the balance sheet	359	1,893
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
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At September 30, 2023 and December 31, 2022, the differences between the actual and required ratios were lower under the Standardized Approach.
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

	At September 30, 2023 and December 31, 2022
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
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At September 30, 2023 and December 31, 2022
		Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	13.3%	10.0%
Tier 1 capital ratio	6.0%	14.8%	11.5%
Total capital ratio	8.0%	16.8%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.

September 2023 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)
The Firm’s Regulatory Capital and Capital Ratios

$ in millions	Required Ratio[1]	At September 30, 2023	At December 31, 2022
Risk-based capital
Common Equity Tier 1 capital		$69,148	$68,670
Tier 1 capital		77,891	77,191
Total capital		88,573	86,575
Total RWA		443,816	447,849
Common Equity Tier 1 capital ratio	13.3%	15.6%	15.3%
Tier 1 capital ratio	14.8%	17.6%	17.2%
Total capital ratio	16.8%	20.0%	19.3%

$ in millions	Required Ratio[1]	At September 30, 2023	At December 31, 2022
Leverage-based capital
Adjusted average assets[2]		$1,152,379	$1,150,772
Tier 1 leverage ratio	4.0%	6.8%	6.7%
Supplementary leverage exposure[3]		$1,416,310	$1,399,403
SLR	5.0%	5.5%	5.5%
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
At September 30, 2023 and December 31, 2022, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. Beginning on January 1, 2020, MSBNA and MSPBNA elected to defer the effect of the adoption of CECL on risk-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022 and are phased-in at 50% from January 1, 2023. The deferral impacts will become fully phased-in beginning on January 1, 2025.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At September 30, 2023		At December 31, 2022
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$21,250	20.9%	$20,043	20.5%
Tier 1 capital	8.0%	8.5%	21,250	20.9%	20,043	20.5%
Total capital	10.0%	10.5%	22,129	21.7%	20,694	21.1%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$21,250	10.2%	$20,043	10.1%
SLR	6.0%	3.0%	21,250	7.9%	20,043	8.1%
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At September 30, 2023		At December 31, 2022
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$16,012	26.9%	$15,546	27.5%
Tier 1 capital	8.0%	8.5%	16,012	26.9%	15,546	27.5%
Total capital	10.0%	10.5%	16,315	27.4%	15,695	27.8%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$16,012	8.0%	$15,546	7.6%
SLR	6.0%	3.0%	16,012	7.7%	15,546	7.4%
1.Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the ability to make capital distributions, including the payment of dividends.
Additionally, MSBNA is conditionally registered with the SEC as a security-based swap dealer and is registered with the CFTC as a swap dealer. However, as MSBNA is prudentially regulated as a bank, its capital requirements continue to be determined by the OCC.
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At September 30, 2023	At December 31, 2022
Net capital	$18,947	$17,224
Excess net capital	14,683	12,861
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC, respectively, and is registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At September 30, 2023 and December 31, 2022, MS&Co. exceeded its net

69	September 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
Certain subsidiaries are also subject to various regulatory capital requirements. Such subsidiaries include the following, each of which operated with capital in excess of their respective regulatory capital requirements as of September 30, 2023 and December 31, 2022, as applicable:
•MSSB,
•MSIP,
•MSESE,
•MSMS,
•MSCS,
•MSCG, and
•E*TRADE Securities LLC.
MSESE is subject to stand-alone capital requirements beginning on January 1, 2023. Previously, requirements were met at the consolidated level of the MSEHSE Group.
See Note 17 to the financial statements in the 2022 Form 10-K for further information.
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At September 30, 2023	Liquidation Preference per Share	At September 30, 2023	At December 31, 2022
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	1,000
Total			$8,750	$8,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
For a description of Series A through Series P preferred stock, see Note 18 to the financial statements in the 2022 Form 10-K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
Share Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Repurchases of common stock under the Firm’s Share Repurchase Authorization	$1,500	$2,555	$4,000	$8,165
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
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2023	2022	2023	2022
Weighted average common shares outstanding, basic	1,624	1,674	1,635	1,704
Effect of dilutive RSUs and PSUs	19	23	18	21
Weighted average common shares outstanding and common stock equivalents, diluted	1,643	1,697	1,653	1,725
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	—	1	3	5

September 2023 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)
Dividends

$ in millions, except per share data	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$396	$17	$261	$11
C	25	13	25	13
E	445	15	445	15
F	430	15	430	15
I	398	16	398	16
K	366	15	366	15
L	305	6	305	6
M2	29	12	29	12
N3	2,226	7	2,650	8
O	266	14	266	14
P	406	16	330	13
Total Preferred stock		$146		$138
Common stock	$0.850	$1,404	$0.775	$1,329

$ in millions, except per share data	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$1,116	$49	$756	$33
C	75	39	75	39
E	1,336	46	1,336	45
F	1,289	44	1,289	44
I	1,195	48	1,195	48
K	1,097	44	1,097	45
L	914	18	914	18
M2	59	24	59	24
N3	6,928	21	5,300	16
O	797	41	797	41
P	1,219	49	330	13
Total Preferred stock		$423		$366
Common stock	$2.40	$4,001	$2.175	$3,802
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.
3.Series N was payable semiannually until March 15, 2023 and thereafter is payable quarterly.
Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
June 30, 2023	$(1,199)	$(3,701)	$(510)	$(873)	$(17)	$(6,300)
OCI during the period	(120)	(366)	(1)	(412)	(3)	(902)
September 30, 2023	$(1,319)	$(4,067)	$(511)	$(1,285)	$(20)	$(7,202)
June 30, 2022	$(1,226)	$(3,226)	$(543)	$(26)	$—	$(5,021)
OCI during the period	(207)	(1,307)	5	772	—	(737)
September 30, 2022	$(1,433)	$(4,533)	$(538)	$746	$—	$(5,758)
December 31, 2022	$(1,204)	$(4,192)	$(508)	$(345)	$(4)	$(6,253)
OCI during the period	(115)	125	(3)	(940)	(16)	(949)
September 30, 2023	$(1,319)	$(4,067)	$(511)	$(1,285)	$(20)	$(7,202)
December 31, 2021	$(1,002)	$245	$(551)	$(1,794)	$—	$(3,102)
OCI during the period	(431)	(4,778)	13	2,540	—	(2,656)
September 30, 2022	$(1,433)	$(4,533)	$(538)	$746	$—	$(5,758)
1.Amounts are net of tax and noncontrolling interests.
Components of Period Changes in OCI

	Three Months Ended September 30, 2023
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(38)	$(111)	$(149)	$(29)	$(120)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(38)	$(111)	$(149)	$(29)	$(120)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(464)	$108	$(356)	$—	$(356)
Reclassified to earnings	(14)	4	(10)	—	(10)
Net OCI	$(478)	$112	$(366)	$—	$(366)
Pension and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	(1)	—	(1)	—	(1)
Net OCI	$(1)	$—	$(1)	$—	$(1)
Change in net DVA
OCI activity	$(549)	$130	$(419)	$(2)	$(417)
Reclassified to earnings	6	(1)	5	—	5
Net OCI	$(543)	$129	$(414)	$(2)	$(412)
Change in fair value of cash flow hedge derivatives
OCI activity	$(12)	$3	$(9)	$—	$(9)
Reclassified to earnings	6	—	6	—	6
Net OCI	$(6)	$3	$(3)	$—	$(3)

	Three Months Ended September 30, 2022
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(85)	$(183)	$(268)	$(61)	$(207)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(85)	$(183)	$(268)	$(61)	$(207)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(1,698)	$398	$(1,300)	$—	$(1,300)
Reclassified to earnings	(9)	2	(7)	—	(7)
Net OCI	$(1,707)	$400	$(1,307)	$—	$(1,307)
Pension and other
OCI activity	$1	$—	$1	$—	$1
Reclassified to earnings	6	(2)	4	—	4
Net OCI	$7	$(2)	$5	$—	$5
Change in net DVA
OCI activity	$1,082	$(266)	$816	$44	$772
Reclassified to earnings	—	—	—	—	—
Net OCI	$1,082	$(266)	$816	$44	$772

71	September 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2023
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(136)	$(104)	$(240)	$(125)	$(115)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(136)	$(104)	$(240)	$(125)	$(115)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$208	$(49)	$159	$—	$159
Reclassified to earnings	(45)	11	(34)	—	(34)
Net OCI	$163	$(38)	$125	$—	$125
Pension and other
OCI activity	$(1)	$—	$(1)	$—	$(1)
Reclassified to earnings	(2)	—	(2)	—	(2)
Net OCI	$(3)	$—	$(3)	$—	$(3)
Change in net DVA
OCI activity	$(1,283)	$311	$(972)	$(20)	$(952)
Reclassified to earnings	15	(3)	12	—	12
Net OCI	$(1,268)	$308	$(960)	$(20)	$(940)
Change in fair value of cash flow hedge derivatives
OCI activity	$(30)	$6	$(24)	$—	$(24)
Reclassified to earnings	9	(1)	8	—	8
Net OCI	$(21)	$5	$(16)	$—	$(16)

	Nine Months Ended September 30, 2022
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(279)	$(441)	$(720)	$(230)	$(490)
Reclassified to earnings	—	59	59	—	59
Net OCI	$(279)	$(382)	$(661)	$(230)	$(431)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(6,169)	$1,445	$(4,724)	$—	$(4,724)
Reclassified to earnings	(71)	17	(54)	—	(54)
Net OCI	$(6,240)	$1,462	$(4,778)	$—	$(4,778)
Pension and other
OCI activity	$(1)	$—	$(1)	$—	$(1)
Reclassified to earnings	17	(3)	14	—	14
Net OCI	$16	$(3)	$13	$—	$13
Change in net DVA
OCI activity	$3,474	$(845)	$2,629	$88	$2,541
Reclassified to earnings	(1)	—	(1)	—	(1)
Net OCI	$3,473	$(845)	$2,628	$88	$2,540
17. Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Interest income
Investment securities	$1,019	$743	$2,886	$2,261
Loans	3,236	1,910	9,105	4,469
Securities purchased under agreements to resell[1]	1,977	664	5,282	870
Securities borrowed[2]	1,307	385	3,848	97
Trading assets, net of Trading liabilities	1,334	635	3,171	1,722
Customer receivables and Other[3]	4,432	1,764	11,931	2,944
Total interest income	$13,305	$6,101	$36,223	$12,363

Interest expense
Deposits	$2,271	$476	$5,793	$684
Borrowings	2,992	1,370	8,267	2,990
Securities sold under agreements to repurchase[4]	1,897	501	4,567	725
Securities loaned[5]	208	135	575	340
Customer payables and Other[6]	3,960	1,109	10,688	616
Total interest expense	$11,328	$3,591	$29,890	$5,355
Net interest	$1,977	$2,510	$6,333	$7,008
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
Accrued Interest

$ in millions	At September 30, 2023	At December 31, 2022
Customer and other receivables	$4,705	$4,139
Customer and other payables	4,718	4,273
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

September 2023 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)
of unrecognized tax benefits and the impact on the Firm’s effective tax rate over the next 12 months.
19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended September 30, 2023
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$938	$126	$—	$(16)	$1,048
Trading	3,660	(10)	24	5	3,679
Investments	100	22	22	—	144
Commissions and fees[1]	606	562	—	(70)	1,098
Asset management[1,2]	150	3,629	1,312	(60)	5,031
Other	164	123	10	(1)	296
Total non-interest revenues	5,618	4,452	1,368	(142)	11,296
Interest income	9,790	3,797	37	(319)	13,305
Interest expense	9,739	1,845	69	(325)	11,328
Net interest	51	1,952	(32)	6	1,977
Net revenues	$5,669	$6,404	$1,336	$(136)	$13,273
Provision for credit losses	$93	$41	$—	$—	$134
Compensation and benefits	2,057	3,352	526	—	5,935
Non-compensation expenses	2,320	1,302	569	(132)	4,059
Total non-interest expenses	$4,377	$4,654	$1,095	$(132)	$9,994
Income before provision for income taxes	$1,199	$1,709	$241	$(4)	$3,145
Provision for income taxes	263	389	59	(1)	710
Net income	936	1,320	182	(3)	2,435
Net income applicable to noncontrolling interests	24	—	3	—	27
Net income applicable to Morgan Stanley	$912	$1,320	$179	$(3)	$2,408

	Three Months Ended September 30, 2022
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,277	$114	$—	$(18)	$1,373
Trading	3,330	(41)	32	10	3,331
Investments	(73)	18	(113)	—	(168)
Commissions and fees[1]	648	543	—	(58)	1,133
Asset management[1,2]	140	3,389	1,269	(54)	4,744
Other	(25)	93	(1)	(4)	63
Total non-interest revenues	5,297	4,116	1,187	(124)	10,476
Interest income	3,889	2,626	18	(432)	6,101
Interest expense	3,369	622	37	(437)	3,591
Net interest	520	2,004	(19)	5	2,510
Net revenues	$5,817	$6,120	$1,168	$(119)	$12,986
Provision for credit losses	$24	$11	$—	$—	$35
Compensation and benefits	1,948	3,171	495	—	5,614
Non-compensation expenses	2,219	1,289	557	(116)	3,949
Total non-interest expenses	$4,167	$4,460	$1,052	$(116)	$9,563
Income before provision for income taxes	$1,626	$1,649	$116	$(3)	$3,388
Provision for income taxes	305	396	26	(1)	726
Net income	1,321	1,253	90	(2)	2,662
Net income applicable to noncontrolling interests	47	—	(17)	—	30
Net income applicable to Morgan Stanley	$1,274	$1,253	$107	$(2)	$2,632

	Nine Months Ended September 30, 2023
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$3,260	$339	$—	$(66)	$3,533
Trading	11,511	425	(2)	24	11,958
Investments	151	60	173	—	384
Commissions and fees[1]	1,925	1,704	—	(202)	3,427
Asset management[1,2]	448	10,463	3,828	(163)	14,576
Other	669	366	9	(8)	1,036
Total non-interest revenues	17,964	13,357	4,008	(415)	34,914
Interest income	26,364	11,124	95	(1,360)	36,223
Interest expense	26,208	4,858	197	(1,373)	29,890
Net interest	156	6,266	(102)	13	6,333
Net revenues	$18,120	$19,623	$3,906	$(402)	$41,247
Provision for credit losses	$379	$150	$—	$—	$529
Compensation and benefits	6,637	10,332	1,638	—	18,607
Non-compensation expenses	7,036	4,039	1,691	(372)	12,394
Total non-interest expenses	$13,673	$14,371	$3,329	$(372)	$31,001
Income before provision for income taxes	$4,068	$5,102	$577	$(30)	$9,717
Provision for income taxes	802	1,098	135	(7)	2,028
Net income	3,266	4,004	442	(23)	7,689
Net income applicable to noncontrolling interests	117	—	2	—	119
Net income applicable to Morgan Stanley	$3,149	$4,004	$440	$(23)	$7,570

	Nine Months Ended September 30, 2022
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$3,983	$354	$—	$(56)	$4,281
Trading	11,511	(681)	38	43	10,911
Investments	(69)	45	(46)	—	(70)
Commissions and fees[1]	2,110	1,869	—	(210)	3,769
Asset management[1,2]	442	10,525	3,961	(153)	14,775
Other	(131)	388	(2)	(10)	245
Total non-interest revenues	17,846	12,500	3,951	(386)	33,911
Interest income	6,797	6,208	34	(676)	12,363
Interest expense	5,050	917	71	(683)	5,355
Net interest	1,747	5,291	(37)	7	7,008
Net revenues	$19,593	$17,791	$3,914	$(379)	$40,919
Provision for credit losses	$150	$43	$—	$—	$193
Compensation and benefits	6,602	9,191	1,645	—	17,438
Non-compensation expenses	6,874	3,814	1,676	(371)	11,993
Total non-interest expenses	$13,476	$13,005	$3,321	$(371)	$29,431
Income before provision for income taxes	$5,967	$4,743	$593	$(8)	$11,295
Provision for income taxes	1,235	1,028	121	(2)	2,382
Net income	4,732	3,715	472	(6)	8,913
Net income applicable to noncontrolling interests	146	—	(26)	—	120
Net income applicable to Morgan Stanley	$4,586	$3,715	$498	$(6)	$8,793
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
For a discussion about the Firm’s business segments, see Note 23 to the financial statements in the 2022 Form 10-K.

73	September 2023 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Detail of Investment Banking Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Institutional Securities Advisory	$449	$693	$1,542	$2,235
Institutional Securities Underwriting	489	584	1,718	1,748
Firm Investment banking revenues from contracts with customers	94%	89%	91%	89%
Trading Revenues by Product Type

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Interest rate	$1,124	$1,070	$3,701	$1,930
Foreign exchange	284	31	672	1,154
Equity[1]	2,167	1,872	6,782	5,869
Commodity and other	447	279	1,321	1,288
Credit	(343)	79	(518)	670
Total	$3,679	$3,331	$11,958	$10,911
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At September 30, 2023	At December 31, 2022
Net cumulative unrealized performance-based fees at risk of reversing	$782	$819
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Fee waivers	$27	$28	$73	$193
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
Other Expenses—Transaction Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Transaction taxes	$222	$215	$683	$701
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Americas	$10,268	$10,094	$31,453	$30,220
EMEA	1,479	1,392	4,716	5,381
Asia	1,526	1,500	5,078	5,318
Total	$13,273	$12,986	$41,247	$40,919
For a discussion about the Firm’s geographic net revenues, see Note 23 to the financial statements in the 2022 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2023	2022	2023	2022
Non-interest revenues	$468	$788	$1,350	$2,036
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At September 30, 2023	At December 31, 2022
Customer and other receivables	$2,334	$2,577

September 2023 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At September 30, 2023	At December 31, 2022
Institutional Securities	$790,180	$789,837
Wealth Management	361,490	373,305
Investment Management	17,343	17,089
Total[1]	$1,169,013	$1,180,231
1. Parent assets have been fully allocated to the business segments.

75	September 2023 Form 10-Q

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30,
	2023			2022
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$149,855	$1,019	2.7%	$164,889	$743	1.8%
Loans[1]	215,797	3,236	5.9%	209,551	1,910	3.6%
Securities purchased under agreements to resell[2]:
U.S.	39,154	1,152	11.7%	56,111	513	3.6%
Non-U.S.	56,439	825	5.8%	61,118	151	1.0%
Securities borrowed[3]:
U.S.	109,269	1,204	4.4%	126,061	373	1.2%
Non-U.S.	17,641	103	2.3%	17,966	12	0.3%
Trading assets, net of Trading liabilities[4]:
U.S.	99,865	1,105	4.4%	74,651	535	2.8%
Non-U.S.	17,237	229	5.3%	12,976	100	3.1%
Customer receivables and Other[5]:
U.S.	103,860	3,240	12.4%	105,345	1,378	5.2%
Non-U.S.	59,641	1,192	7.9%	76,056	386	2.0%
Total	$868,758	$13,305	6.1%	$904,724	$6,101	2.7%
Interest bearing liabilities
Deposits[1]	$341,475	$2,271	2.6%	$337,288	$476	0.6%
Borrowings[1,6]	250,440	2,992	4.7%	229,821	1,370	2.4%
Securities sold under agreements to repurchase[7,9]:
U.S.	26,790	1,047	15.5%	19,344	324	6.6%
Non-U.S.	48,171	850	7.0%	40,110	177	1.8%
Securities loaned[8,9]:
U.S.	3,422	20	2.3%	7,103	20	1.1%
Non-U.S.	9,732	188	7.7%	6,930	115	6.6%
Customer payables and Other[10]:
U.S.	130,722	2,704	8.2%	145,061	738	2.0%
Non-U.S.	62,004	1,256	8.0%	72,328	371	2.0%
Total	$872,756	$11,328	5.1%	$857,985	$3,591	1.7%
Net interest income and net interest rate spread		$1,977	1.0%		$2,510	1.0%

	Nine Months Ended September 30,
	2023			2022
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$154,304	$2,886	2.5%	$169,926	$2,261	1.8%
Loans[1]	215,071	9,105	5.7%	201,655	4,469	3.0%
Securities purchased under agreements to resell[2]:
U.S.	46,670	3,216	9.2%	56,451	719	1.7%
Non-U.S.	61,648	2,066	4.5%	62,273	151	0.3%
Securities borrowed[3]:
U.S.	118,788	3,568	4.0%	124,628	167	0.2%
Non-U.S.	18,496	280	2.0%	19,819	(70)	(0.5)%
Trading assets, net of Trading liabilities[4]:
U.S.	91,621	2,662	3.9%	74,993	1,418	2.5%
Non-U.S.	11,548	509	5.9%	14,668	304	2.8%
Customer receivables and Other[5]:
U.S.	103,145	8,634	11.2%	116,515	2,396	2.7%
Non-U.S.	65,014	3,297	6.8%	76,649	548	1.0%
Total	$886,305	$36,223	5.5%	$917,577	$12,363	1.8%
Interest bearing liabilities
Deposits[1]	$342,628	$5,793	2.3%	$340,166	$684	0.3%
Borrowings[1,6]	248,534	8,267	4.4%	228,589	2,990	1.7%
Securities sold under agreements to repurchase[7,9]:
U.S.	22,851	2,467	14.4%	20,957	487	3.1%
Non-U.S.	44,373	2,100	6.3%	39,694	238	0.8%
Securities loaned[8,9]:
U.S.	4,097	50	1.6%	6,354	21	0.4%
Non-U.S.	10,000	525	7.0%	7,308	319	5.8%
Customer payables and Other[10]:
U.S.	135,061	7,281	7.2%	144,691	311	0.3%
Non-U.S.	64,771	3,407	7.0%	75,510	305	0.5%
Total	$872,315	$29,890	4.6%	$863,269	$5,355	0.8%
Net interest income and net interest rate spread		$6,333	0.9%		$7,008	1.0%
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

September 2023 Form 10-Q	76

Glossary of Common Terms and Acronyms

2022 Form 10-K	Annual report on Form 10-K for year ended December 31, 2022 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRE	Commercial real estate
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
DCP	Certain employee deferred cash-based compensation plans linked to investment performance
DCP investments	Investments associated with DCP
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVO	Fair value option
G-SIB	Global systemically important banks
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statement	Consolidated income statement
IRS	Internal Revenue Service

IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSEHSE	Morgan Stanley Europe Holdings SE
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TDR	Troubled debt restructuring
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. Bank Subsidiaries	Morgan Stanley Bank N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”)
U.S. GAAP	Accounting principles generally accepted in the United States of America
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

77	September 2023 Form 10-Q

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
Legal Proceedings
The following developments have occurred since previously reporting certain matters in the Firm’s 2022 Form 10-K and the Firm's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “First Quarter Form 10-Q”) and the quarterly period ended June 30, 2023 (the “Second Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in the 2022 Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q.
Block Trading Matter

The Firm has been responding to requests for information from the Enforcement Division of the SEC and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Firm's blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Firm and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Firm continues to cooperate with, and has continued to engage in ongoing discussions regarding potential resolution of, the Investigations. There can be no assurance that these discussions and continuing engagement will lead to resolution of either matter. The Firm also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Firm and/or its employees, or as a result of the Firm’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Firm has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.

Antitrust Related Matters
On September 1, 2023, the court in Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. granted preliminary approval of the settlement.

The Firm is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the Southern District of New York under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Firm, along with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). Plaintiffs seek, among other relief, treble damages. The class action complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On October 5, 2023, defendants sought leave to appeal this ruling from the United States Court of Appeals for the Second Circuit.
Qui Tam Matter
On August 22, 2023, the Firm reached an agreement in principle to settle the litigation in State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al.
U.K. Gilt Matter

On September 28, 2023, the defendants in Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al. filed a joint motion to dismiss the complaint.
Risk Factors
For a discussion of the risk factors affecting the Firm, see “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K.

September 2023 Form 10-Q	78

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Shares Purchased as Part of Share Repurchase Authorization[3,4]	Dollar Value of Remaining Authorized Repurchase
July	2,421,782	$93.85	2,376,848	$19,777
August	8,834,821	$87.14	8,443,489	$19,043
September	6,329,787	$86.04	6,305,725	$18,500
Three Months Ended September 30, 2023	17,586,390	$87.67	17,126,062
1.Includes 460,328 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended September 30, 2023.
2.Excludes excise tax of $14 million levied on share repurchases, net of issuances, payable in April 2024.
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
Other Information
None.
Exhibits

Exhibit No.	Description
10.1	Seventh Amendment to Investor Agreement, dated October 13, 2023, between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc.
15	Letter of awareness from Deloitte & Touche LLP, dated November 3, 2023, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ RAJA J. AKRAM
Raja J. Akram Deputy Chief Financial Officer, Chief Accounting Officer and Controller
Date: November 3, 2023

79	September 2023 Form 10-Q