Form 10-K
period 2023-12-31
MORGAN STANLEY
filed 2024-02-22
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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
of Morgan Stanley Finance LLC (and Registrant’s guarantee with respect thereto)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements.                ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).  Yes  ☐  No  ☒
As of June 30, 2023, the aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant was approximately $136,317,364,533. This calculation does not reflect a determination that persons are affiliates for any other purposes.
As of January 31, 2024, there were 1,635,268,297 shares of the Registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference: Portions of the Registrant’s definitive proxy statement for its 2024 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2023

Table of Contents	Part	Item	Page
6. Derivative Instruments and Hedging Activities			108
7. Investment Securities			112
8. Collateralized Transactions			113
9. Loans, Lending Commitments and Related Allowance for Credit Losses			116
10. Goodwill and Intangible Assets			119
11. Other Assets—Equity Method Investments and Leases			120
12. Deposits			121
13. Borrowings and Other Secured Financings			121
14. Commitments, Guarantees and Contingencies			123
15. Variable Interest Entities and Securitization Activities			129
16. Regulatory Requirements			133
17. Total Equity			136
18. Interest Income and Interest Expense			139
19. Deferred Compensation Plans and Carried Interest Compensation			139
20. Employee Benefit Plans			141
21. Income Taxes			144
22. Segment, Geographic and Revenue Information			145
23. Parent Company			147
Financial Data Supplement (Unaudited)			150
Glossary of Common Terms and Acronyms			153
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		9	154
Controls and Procedures		9A	154
Other Information		9B	156
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections		9C	156
Unresolved Staff Comments	I	1B	156
Properties		2	156
Legal Proceedings		3	156
Mine Safety Disclosures		4	156
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II	5	156
Directors, Executive Officers and Corporate Governance	III	10	157
Executive Compensation		11	157
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		12	157
Certain Relationships and Related Transactions and Director Independence		13	157
Principal Accountant Fees and Services		14	157
Exhibits and Financial Statement Schedules	IV	15	157
Form 10-K Summary		16	160
Signatures			161
2

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
•the level of individual investor participation in the global markets, as well as the level and mix of client assets;
•the flow of investment capital into or from AUM;
•the level and volatility of equity, fixed income and commodity prices, interest rates, inflation and currency values, other market indices or other market factors, such as market liquidity;
•the availability and cost of both credit and capital, as well as the credit ratings assigned to our unsecured short-term and long-term debt;
•technological changes instituted by us, our competitors or counterparties, and technological risks, including risks associated with emerging technologies, business continuity and related operational risks, including breaches or other disruptions of our or a third party’s (or third-parties thereof) operations or systems;
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
•changes to global trade policies, tariffs and replacement or reform of certain interest rate benchmarks;
•legal and regulatory actions, including litigation and enforcement, and other non-financial risks in the U.S. and worldwide;
•changes in tax laws and regulations globally;
•the effectiveness of our risk management processes and related controls, including climate risk;
•our ability to effectively respond to an economic downturn, or other market disruptions;
•the effect of social, economic, and political conditions and geopolitical events, including as a result of government shutdowns, changes in U.S. presidential administrations or Congress, sovereign risk, acts of war or aggression, and terrorist activities or military actions;
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
•our ability to retain, integrate and attract qualified employees or successfully transition key roles;
•climate-related incidents, other environmental and sustainability matters, and global pandemics; and
•other risks and uncertainties detailed under “Business—Competition,” “Business—Supervision and Regulation,” “Risk Factors” and elsewhere throughout this report.
Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise, except as required by applicable law. You should, however, consult further disclosures we may make in future filings of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments thereto or in future press releases or other public statements.
3

Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website, www.sec.gov, that contains annual, quarterly and current reports, proxy and information statements, and other information that issuers file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC’s website.
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

4

Business
Overview
We are a global financial services firm that, through our subsidiaries and affiliates, advises, and originates, trades, manages and distributes capital for governments, institutions and individuals. We were originally incorporated under the laws of the State of Delaware in 1981, and our predecessor companies date back to 1924. We are a financial holding company (“FHC”) regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”). We conduct our business from our headquarters in and around New York City, our regional offices and branches throughout the U.S. and our principal offices in London, Frankfurt, Tokyo, Hong Kong and other world financial centers. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Firm,” “us,” “we” and “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout the 2023 Form 10-K.
Financial information concerning us, our business segments and geographic regions for each of the years ended December 31, 2023, December 31, 2022, and December 31, 2021 is included in “Financial Statements and Supplementary Data.”
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
Competition
All aspects of our businesses are highly competitive, and we expect them to remain so. We compete in the U.S. and globally for clients, market share and human talent. Operating within the financial services industry on a global basis presents, among other things, technological, risk management, regulatory, infrastructure and other challenges that require effective resource allocation in order for us to remain competitive. Our competitive position depends on a number of factors, including our reputation, client experience, the quality and consistency of our long-term investment performance, innovation, execution, relative pricing and other factors, including entering into new or expanding current businesses as a result of acquisitions and other strategic initiatives. Our ability to sustain or improve our competitive position also depends substantially on our ability to continue to attract and retain highly qualified employees while managing compensation and other costs. We compete with commercial banks, investment banking firms, brokerage firms, insurance companies, exchanges, electronic trading and clearing platforms, financial data repositories, investment advisers and sponsors of mutual funds, hedge funds, real assets funds and private credit and equity funds, energy companies, financial technology firms and other companies offering financial and ancillary services in the U.S. and globally, including, in certain instances, through the internet. In addition, restrictive laws and regulations applicable to certain global financial services institutions, which have been increasing in complexity and volume, may prohibit us from engaging in certain transactions, impose more stringent capital and liquidity requirements, and increase costs, and can put us at a competitive disadvantage to competitors in certain businesses not subject to these same requirements. See also “Supervision and Regulation” herein and “Risk Factors.”
We compete directly in the U.S. and globally with other securities and financial services firms and broker-dealers and with others on a regional or product basis. Additionally, there is increased competition driven by established firms and asset managers, as well as the emergence of new firms, non-financial companies and business models, including innovative uses of technology, competing for the same clients and assets, or offering similar products and services to retail and institutional customers. We also compete with companies that provide online trading and banking services, investment advisory services, robo-advice capabilities, access to digital asset capabilities and services, and other financial products and services.
Our ability to access capital at competitive rates (which is generally impacted by, among other things, our credit spreads and ratings) and to commit and deploy capital efficiently, particularly in our more capital-intensive businesses, including underwriting and sales, trading, financing and market-making activities, also affects our competitive position. We expect clients to continue to request that we provide loans or lending commitments in connection with certain investment banking activities.
It is possible that competition may become even more intense as we continue to compete with financial or other institutions that may be larger, or better capitalized, or may have a stronger local presence and longer operating history in certain geographies or products. Many of these firms have the ability to offer a wide range of products and services through different platforms that may enhance their competitive position and could result in additional pricing pressure on our businesses.
We continue to experience price competition in some of our businesses. In particular, the ability to execute securities, derivatives and other financial instrument trades electronically on exchanges, swap execution facilities and other automated trading platforms, and the introduction and application of new

5	December 2023 Form 10-K

technologies will likely continue the pressure on our revenues. The trend toward direct access to automated, electronic markets will likely continue as additional markets move to more automated trading platforms. We have experienced and will likely continue to experience competitive pressures in these and other areas in the future.
Our ability to compete successfully in the investment management industry is affected by several factors, including our reputation, quality of investment professionals, performance of investment strategies or product offerings relative to peers and appropriate benchmark indices, advertising and sales promotion efforts, fee levels, the effectiveness of and access to distribution channels and investment pipelines, the types of products offered, and regulatory restrictions specific to FHCs. Our investment products, including alternative investment products, may compete with investments offered by other investment managers, including by investment managers who may be subject to less stringent legal and regulatory regimes than us.
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
Financial Holding Company
Consolidated Supervision.  We operate as a bank holding company (“BHC”) and FHC under the BHC Act and are subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve. In particular, we are subject to (among other things): significant regulation and supervision; intensive scrutiny of our businesses and plans for expansion of those businesses; limitations on activities; a systemic risk regime that imposes heightened capital and liquidity requirements; restrictions on activities and investments imposed by a section of the BHC Act added by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) referred to as the “Volcker Rule,” and comprehensive derivatives regulation. In addition, the Consumer Financial Protection Bureau (“CFPB”) has primary rulemaking, enforcement and examination authority over us and our subsidiaries with respect to federal consumer protection laws.
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
Capital Requirements.  The Federal Reserve establishes capital requirements largely based on the Basel III capital standards established by the Basel Committee on Banking Supervision (“Basel Committee”), including well-capitalized standards, for large BHCs and evaluates our compliance with such requirements. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (together, our “U.S. Bank Subsidiaries”).
The Federal Reserve, Federal Deposit Insurance Corporation (“FDIC”) and the OCC (collectively, “U.S. banking agencies”) have proposed a comprehensive set of revisions to their capital requirements based on changes to the Basel III capital standards finalized by the Basel Committee. The impact on us of any revisions to the capital requirements is uncertain and depends on the adoption of final rulemakings by the U.S. banking agencies. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments and Other Matters—Basel III Endgame Proposal.”
In addition, many of our regulated subsidiaries are subject to regulatory capital requirements, including regulated subsidiaries registered as swap dealers with the U.S. Commodity Futures Trading Commission (“CFTC”) or conditionally registered as security-based swap dealers with the SEC or registered as broker-dealers or futures commission merchants.

December 2023 Form 10-K	6

For more information about the specific capital requirements applicable to us and our U.S. Bank Subsidiaries, as well as our subsidiaries that are broker-dealers, swap dealers and security-based swap dealers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements” and Note 16 to the financial statements.
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
In addition, the Federal Reserve, the OCC and the FDIC have the authority to prohibit or limit the payment of dividends by the banking organizations they supervise, including us and our U.S. Bank Subsidiaries, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. For information about the Federal Reserve’s restrictions on capital distributions for large BHCs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer.” All of these policies and other requirements could affect our ability to pay dividends and/or repurchase stock or require us to provide capital assistance to our U.S. Bank Subsidiaries under circumstances that we would not otherwise decide to do.
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
The Federal Reserve also imposes single-counterparty credit limits (“SCCL”) for large banking organizations. U.S. Global systemically important banks (“G-SIBs”), including us, are subject to a limit of 15% of Tier 1 capital for aggregate net credit exposures to any “major counterparty” (defined to include other U.S. G-SIBs, foreign G-SIBs and non-bank systemically important financial institutions supervised by the Federal Reserve). In addition, we are subject to a limit of 25% of Tier 1 capital for aggregate net credit exposures to any other unaffiliated counterparty.
The Federal Reserve may establish additional prudential standards for large BHCs, including with respect to an early remediation framework, contingent capital, enhanced public disclosures and limits on short-term debt, including off-balance sheet exposures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements.”
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
Our next resolution plan is due July 1, 2025. Further, we submit an annual recovery plan to the Federal Reserve that outlines the steps that management could take over time to generate or conserve financial resources in times of prolonged financial stress.
Certain of our domestic and foreign subsidiaries are also subject to resolution and recovery planning requirements in the jurisdictions in which they operate. For example, the FDIC currently requires certain insured depository institutions (“IDI”), including our U.S. Bank Subsidiaries, to submit a resolution plan every three years that describes the IDI’s strategy for a rapid and orderly resolution in the event of material financial distress or failure of the IDI.
In addition, certain financial companies, including BHCs such as the Firm and certain of its subsidiaries, can be subject to a resolution proceeding under the orderly liquidation authority,

7	December 2023 Form 10-K

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
Cyber and Information Security Risk Management and Protection of Client Information
The financial services industry faces increased global regulatory focus regarding cyber and information security risk management practices. Many aspects of our businesses are subject to cybersecurity legal, regulatory and disclosure requirements enacted by U.S. federal and state governments and other non-U.S. jurisdictions. These requirements are generally aimed at codifying basic cybersecurity protections and mandating data breach notification requirements.
Our businesses are also subject to increasing privacy and data protection legal requirements concerning the use and protection of certain personal information with regard to clients, employees and others. These requirements impose mandatory privacy and data protection obligations, including providing for individual rights, enhanced governance and accountability requirements, and significant fines and litigation risk for noncompliance. In addition, several jurisdictions have enacted or proposed personal and other data localization requirements and restrictions on cross-border transfer of personal and other data that may restrict our ability to conduct business in those jurisdictions or create additional financial and regulatory burdens to do so.
Numerous jurisdictions have passed laws, rules and regulations in these areas and many are considering new or updated ones that could impact our businesses, particularly as the application, interpretation and enforcement of these laws, rules and regulations are often uncertain and evolving. Many aspects of our businesses are subject to legal requirements concerning the use and protection of certain customer and other information, as well as the privacy and cybersecurity laws referenced above. We have adopted measures designed to comply with these and related applicable requirements in all relevant jurisdictions.
For additional information on our cybersecurity strategy and processes, see “Cybersecurity.”
Institutional Securities and Wealth Management
U.S. Bank Subsidiaries. Our U.S. Bank Subsidiaries are FDIC-insured depository institutions subject to supervision, regulation and examination by the OCC and are subject to the OCC’s risk governance guidelines, which establish heightened standards for a large IDI’s risk governance framework and the oversight of that framework by the IDI’s board of directors. Our U.S. Bank Subsidiaries are also subject to prompt corrective action standards, which require the relevant federal banking regulator to take prompt corrective action with respect to a depository institution if that institution does not meet certain capital adequacy standards. In addition, BHCs, such as Morgan Stanley, are required to serve as a source of strength to their U.S. bank subsidiaries and commit resources to support these subsidiaries in the event such subsidiaries are in financial distress. Our U.S. Bank Subsidiaries’ business activities are generally limited to supporting our Institutional Securities and Wealth Management business segments. Our U.S. Bank Subsidiaries’ business activities are generally limited to supporting our Institutional Securities and Wealth Management business segments.
Our U.S. Bank Subsidiaries are also subject to Sections 23A and 23B of the Federal Reserve Act, which impose restrictions on certain transactions with affiliates, including any extension of credit to, or purchase of assets from, an affiliate. These restrictions limit the total amount of credit exposure that our U.S. Bank Subsidiaries may have to any one affiliate and to all affiliates and require collateral for those exposures. Section 23B requires affiliate transactions to be on market terms.
As commonly controlled FDIC-insured depository institutions, each of our U.S. Bank Subsidiaries could be responsible for any loss to the FDIC from the failure of the other U.S. Bank Subsidiary.

December 2023 Form 10-K	8

Broker-Dealer and Investment Adviser Regulation.  Our primary U.S. broker-dealer subsidiaries, Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley Smith Barney LLC (“MSSB”) are registered broker-dealers with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and are members of various self-regulatory organizations, including the Financial Industry Regulatory Authority (“FINRA”), and various securities exchanges and clearing organizations. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, capital structure, risk management controls in connection with market access, recordkeeping and retention, and the conduct of their directors, officers, representatives and other associated persons. Broker-dealers are also regulated by securities administrators in those states where they do business. Our significant broker-dealer subsidiaries are members of the Securities Investor Protection Corporation.
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
Our U.S. broker-dealer subsidiaries are subject to the SEC’s net capital rule and the net capital requirements of various exchanges, other regulatory authorities and self-regulatory organizations. For more information about these requirements, see Note 16 to the financial statements.
Research Regulation.  In addition to research-related regulations currently in place in the U.S. and other jurisdictions, regulators continue to focus on research conflicts of interest and may impose additional regulations.
Futures Activities and Certain Commodities Activities Regulation.  MS&Co. and E*TRADE Futures LLC, as futures commission merchants, and MSSB, as an introducing broker, are subject to net capital requirements of, and certain of their activities are regulated by, the CFTC and the National Futures Association (“NFA”). MS&Co. is also subject to requirements of, and regulation by, the CME Group, in its capacity as MS&Co.’s designated self-regulatory organization, and various commodity futures exchanges of which MS&Co. is a member. Rules and regulations of the CFTC, NFA, the Joint Audit Committee and commodity futures exchanges address obligations related to, among other things, customer asset protections, including rules and regulations governing the segregation of customer funds, the use by futures commission merchants of customer funds, the margining of customer accounts and documentation entered into by futures commission merchants with their customers, record-keeping and reporting obligations of futures commission merchants and introducing brokers, risk disclosure and risk management. Our commodities activities are subject to extensive laws and regulations in the U.S. and abroad.
Derivatives Regulation.  We are subject to comprehensive regulation of our derivatives businesses, including regulations that impose margin requirements, public and regulatory reporting, central clearing and mandatory trading on regulated exchanges or execution facilities for certain types of swaps and security-based swaps (collectively, “Swaps”).
CFTC and SEC rules require registration of swap dealers and security-based swap dealers, respectively, and impose numerous obligations on such registrants, including adherence to business conduct standards for all in-scope Swaps. We have registered a number of U.S. and non-U.S. swap dealers and conditionally registered a number of U.S. and non-U.S security-based swap dealers. Swap dealers and security-based swap dealers regulated by a prudential regulator are subject to uncleared Swap margin requirements and minimum capital requirements established by the prudential regulators. Swap dealers and security-based swap dealers not subject to regulation by a prudential regulator are subject to uncleared Swap margin requirements and minimum capital requirements established by the CFTC and SEC, respectively. In some cases, the CFTC and SEC permit non-U.S. swap dealers and security-based swap dealers that do not have a prudential regulator to comply with applicable non-U.S. uncleared Swap margin and minimum capital requirements instead of direct compliance with CFTC or SEC requirements.
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

9	December 2023 Form 10-K

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
Non-U.S. Regulation
Our businesses are regulated extensively by non-U.S. regulators, including governments, central banks and regulatory bodies, securities exchanges, commodity exchanges, and self-regulatory organizations, especially in those jurisdictions in which we maintain an office. Certain regulators have prudential, business conduct and other authority over us or our subsidiaries, as well as powers to limit or restrict us from engaging in certain businesses or to conduct administrative proceedings that can result in censures, fines, asset seizures and forfeitures, the issuance of cease-and-desist orders, or the suspension or expulsion of a regulated entity, its affiliates or its employees. Certain of our subsidiaries are subject to capital, liquidity, leverage and other prudential requirements that are applicable under non-U.S. law.
Firmwide Financial Crimes Program
Our Financial Crimes program is coordinated and implemented on an enterprise-wide basis and supports our financial crime prevention efforts across all regions and business units. The program includes anti-money laundering (“AML”), economic sanctions (“Sanctions”), anti-boycott, anti-corruption, anti-tax evasion, and government and political activities compliance programs and aligned business-line risk functions.
In the U.S., the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 and the Anti-Money Laundering Act of 2020, imposes significant obligations on financial institutions to detect and deter money laundering and terrorist financing activity, including requiring banks, broker-dealers, futures commission merchants, introducing brokers and mutual funds to develop and implement AML programs, verify the identity of customers that maintain accounts, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Outside of the U.S., applicable laws, rules and regulations similarly require designated types of financial institutions to implement AML programs.
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
Human Capital
Employees and Culture
Our employees are our most important asset. With offices in 42 countries, we have approximately 80 thousand employees across the globe as of December 31, 2023, whom we depend on to build value for our clients and shareholders. To facilitate talent attraction and retention, we strive to make Morgan Stanley a diverse and inclusive workplace, with a strong culture and opportunities for our employees to grow and develop in their career. We support our employees with competitive compensation, benefits, and health and wellbeing programs.
Our core values guide decision-making aligned with the expectations of our employees, clients, shareholders,

December 2023 Form 10-K	10

regulators, directors and the communities in which we operate. These guiding values—Put Clients First, Do the Right Thing, Lead with Exceptional Ideas, Commit to Diversity and Inclusion, and Give Back—are at the heart of our workplace culture and underpin our success. Our Code of Conduct is central to our expectation that employees embody our values. Every new hire and every employee annually is required to certify to their understanding of and adherence to the Code of Conduct. We also invite employee feedback on our culture and workplace through our ongoing employee engagement surveys. For a further discussion of the culture, values and conduct of employees, see “Quantitative and Qualitative Disclosures about Risk—Risk Management.”
Diversity and Inclusion
We believe a diverse and inclusive workforce is important to Morgan Stanley’s continued success and our ability to serve our clients. Our programming, including the Morgan Stanley Institute for Inclusion, supports our workforce and helps to build a sense of community and belonging for all colleagues. We have deepened our investments to recruit, advance and retain diverse talent through a holistic approach, focused on professional development, health and wellbeing, benefits, and culture.
Talent Development and Retention

We are committed to the development of our workforce and supporting mobility and career growth. Our talent development programs are designed to provide employees with the resources to help them achieve their career goals, build management skills and lead their organizations. We believe supporting employee development and growth contributes to long-term retention.

We continue to offer leadership programs to support employees as they progress in their career at the firm.
Compensation, Financial and Employee Wellbeing
We provide responsible and effective compensation programs that reinforce our values and culture through four key objectives: deliver pay for sustainable performance, attract and retain top talent, align with shareholder interests and mitigate excessive risk taking. In addition to salaries, these programs (which vary by location) include annual bonuses, retirement savings plans with matching contributions, an employee stock purchase plan, student loan refinancing and a financial wellbeing program. To promote equitable rewards for all employees, we have enhanced our practices to support fair and consistent compensation and reward decisions based on merit, perform ongoing reviews of compensation decisions and conduct regular assessments of our rewards structure.
Our employees’ health is also central to our ongoing success. We support the physical, mental and financial wellbeing of our global workforce and their families by offering programs focusing on awareness, prevention and access. Offerings vary by location and include: health care and insurance benefits, mental health resources, flexible spending and health savings accounts, paid time-off, flexible work schedules, family leave, child and elder care resources, financial help with fertility, adoption and surrogacy, and tuition assistance, among many others. Onsite services in our principal locations include health centers, mental health counseling, fitness centers and physical therapy.

In 2023, we further enhanced our family support, women’s health, mental health and wellbeing offerings. Our Global Wellbeing Board, comprised of senior management across the Firm’s businesses and geographies, continues to shape and advance our wellbeing strategy. For more detailed information on our human capital programs and initiatives, see “People and Culture” in our 2022 ESG Report: Diversity & Inclusion, Climate, and Sustainability (found on our website). The reports and information elsewhere on our website are not incorporated by reference into, and do not form any part of, this Annual Report.
Human Capital Metrics

Category	Metric		At December 31, 2023
Employees	Employees by geography (thousands)	Americas	53
		Asia	17
		EMEA	10
Culture	Employee engagement[1]	% Proud to work at Morgan Stanley	92%
Diversity and Inclusion	Global gender representation	% Women	40%
		% Women officer[2]	29%
	U.S. ethnic diversity representation	% Ethnically diverse[3]	35%
		% Ethnically diverse officer[2,3]	28%
Retention	Voluntary attrition in 2023	% Global	8%
	Tenure	Management Committee average length of service (years)	21
		All employees average length of service (years)	7
Compensation	Compensation and benefits	Total compensation and benefits expense in 2023 (millions)	$24,558
1.The percentage disclosed is based on the 2023 biennial employee engagement survey results, which reflect responses from 89% of employees.
2.Officer includes Managing Directors, Executive Directors and Vice Presidents.
3.U.S. ethnically diverse designations align with the Equal Employment Opportunity Commission’s ethnicity and race categories and include American Indian or Native Alaskan, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Pacific Islander, and two or more races.

11	December 2023 Form 10-K

Information about Our Executive Officers
The executive officers of Morgan Stanley and their age and titles as of February 22, 2024 are set forth below. Business experience is provided in accordance with SEC rules.
Mandell L. Crawley (48). Executive Vice President and Chief Human Resources Officer (since February 2021). Head of Private Wealth Management (June 2017 to January 2021). Chief Marketing Officer (September 2014 to June 2017). Head of National Business Development and Talent Management for Wealth Management (June 2011 to September 2014). Divisional Business Development Officer (May 2010 to June 2011). Regional Business Development Officer (May 2009 to May 2010). Head of Field Sales and Marketing (February 2008 to May 2009). Head of Fixed Income Capital Markets Sales and Distribution for Wealth Management (April 2004 to February 2008).
James P. Gorman (65). Executive Chairman of the Board of Directors (since January 2012). Chief Executive Officer of Morgan Stanley (January 2012 to December 2023). President (January 2010 to December 2011) and member of the Board of Directors (since January 2010). Co-President (December 2007 to December 2009) and Co-Head of Strategic Planning (October 2007 to December 2009). President and Chief Operating Officer of Wealth Management (February 2006 to April 2008).
Eric F. Grossman (57). Executive Vice President and Chief Legal Officer of Morgan Stanley (since January 2012) and Chief Administrative Officer (since July 2022). Global Head of Legal (September 2010 to January 2012). Global Head of Litigation (January 2006 to September 2010) and General Counsel of the Americas (May 2009 to September 2010). General Counsel of Wealth Management (November 2008 to September 2010). Partner at the law firm of Davis Polk & Wardwell LLP (June 2001 to December 2005).
Edward Pick (55). Chief Executive Officer of Morgan Stanley (since January 2024). Co-President and Co-Head of Corporate Strategy (June 2021 to December 2023). Head of Institutional Securities (July 2018 to December 2023). Global Head of Sales and Trading (October 2015 to July 2018). Head of Global Equities (March 2011 to October 2015). Co-Head of Global Equities (April 2009 to March 2011). Co-Head of Global Capital Markets (July 2008 to April 2009). Co-Head of Global Equity Capital Markets (December 2005 to July 2008).
Andrew M. Saperstein (57). Co-President (since June 2021). Head of Wealth Management (April 2019 to December 2023). Co-Head of Wealth Management (January 2016 to April 2019). Co-Chief Operating Officer of Institutional Securities (March 2015 to January 2016). Head of Investment Products and Services (June 2012 to March 2015).
Daniel A. Simkowitz (58). Co-President (since January 2024). Head of Investment Management (October 2015 to December 2023) and Co-Head of Corporate Strategy (June 2021 to December 2023). Co-Head of Global Capital Markets (March 2013 to September 2015). Chairman of Global Capital Markets (November 2009 to March 2013). Managing Director in Global Capital Markets (December 2000 to November 2009).
Charles A. Smith (57). Executive Vice President and Chief Risk Officer of Morgan Stanley (since May 2023). Head of Institutional Securities Business Development (March 2017 to May 2023). Chief Financial Officer of Institutional Securities (August 2012 to May 2017). President of Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, N.A. (September 2011 to August 2012). Head of Firm Strategy and Execution (May 2008 to September 2011). Managing Director in the Investment Banking Division (December 2005 to May 2008).
Sharon Yeshaya (44). Executive Vice President and Chief Financial Officer (since June 2021). Head of Investor Relations (June 2016 to May 2021). Chief of Staff in the Office of the Chairman and CEO (January 2015 to May 2016). Co-Head of New Product Origination for Derivative Structured Products (December 2012 to December 2014).

December 2023 Form 10-K	12

Risk Factors
For a discussion of the risks and uncertainties that may affect our future results and strategic objectives, see “Forward-Looking Statements” preceding “Business” and “Return on Tangible Common Equity Goal” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, spreads, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. We have direct exposure to market risk. In addition, market risk may also impact our clients and markets in a manner that may indirectly impact us. For more information on how we monitor and manage market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk.”
Our results of operations may be materially affected by market fluctuations and by global financial market and economic conditions and other factors.

Our results of operations have been in the past and may, in the future, be materially affected by global financial market and economic conditions, including in particular by periods of low or slowing economic growth in the United States and other major markets, both directly and indirectly through their impact on client activity levels. These include the level and volatility of equity, fixed income and commodity prices; the level, term structure and volatility of interest rates; inflation and currency values; the level of other market indices, fiscal or monetary policies established by central banks and financial regulators; and uncertainty concerning the future path of interest rates, government shutdowns, debt ceilings or funding, which may be driven by economic conditions, recessionary fears, market uncertainty or lack of confidence among investors and clients due to the effects of widespread events such as global pandemics, natural disasters, climate-related incidents, acts of war or aggression, geopolitical instability, changes in U.S. presidential administrations or Congress, changes to global trade policies, supply chain complications and the implementation of tariffs or protectionist trade policies and other factors, or a combination of these or other factors.
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
Periods of unfavorable market or economic conditions, including equity market levels and the level and pace of changes in interest rates and asset valuation, may have adverse impacts on the level of individual investor confidence and participation in the global markets and/or the level of and mix of client assets, including deposits, which would negatively impact the results of our Wealth Management business segment.
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

13	December 2023 Form 10-K

Holding large and concentrated positions may expose us to losses.
Concentration of risk may reduce revenues or result in losses in our market-making, investing, underwriting (including block trading) and lending businesses (including margin lending) in the event of unfavorable market movements. We commit substantial amounts of capital to these businesses, which often results in our taking large positions in the securities of, or making large loans to, a particular issuer or issuers in a particular industry, country or region. In the event we hold a concentrated position larger than those held by competitors, we may incur larger losses. For further information regarding our country risk exposure, see also “Quantitative and Qualitative Disclosures about Risk—Country Risks.”
Credit Risk
Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. For more information on how we monitor and manage credit risk, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk.”
We are exposed to the risk that third parties that are indebted to us will not perform their obligations.
We incur significant credit risk exposure through our Institutional Securities business segment. This risk may arise from a variety of business activities, including, but not limited to: extending credit to clients through various lending commitments; entering into swap or other derivative contracts under which counterparties have obligations to make payments to us; acting as clearing broker for listed and over-the-counter derivatives whereby we guarantee client performance to clearinghouses; providing short- or long-term funding that is secured by physical or financial collateral, including, but not limited to, real estate and marketable securities, whose value may at times be insufficient to fully cover the loan repayment amount; posting margin and/or collateral and other commitments to clearinghouses, clearing agencies, exchanges, banks, securities firms and other financial counterparties; and investing and trading in securities and loan pools, whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans.
We also incur credit risk in our Wealth Management business segment lending to mainly individual investors, including, but not limited to, margin- and securities-based loans collateralized by securities, residential mortgage loans, including home equity lines of credit (“HELOCs”), and structured loans to ultra-high net worth clients, that are in most cases secured by various types of collateral whose value may at times be insufficient to fully cover the loan repayment amount, including marketable securities, private investments, commercial real estate and other financial assets.

Our valuations related to, and reserves for losses on, credit exposures rely on complex models, estimates and subjective judgments about the future. While we believe current valuations and reserves adequately address our perceived levels of risk, future economic conditions, including inflation and changes in real estate and other asset values, that differ from or are more severe than forecast, inaccurate models or assumptions, or external factors such as global pandemics, natural disasters, or geopolitical events, could lead to inaccurate measurement of or deterioration of credit quality of our borrowers and counterparties or the value of collateral and result in unexpected losses. We may also incur higher-than-anticipated credit losses as a result of (i) disputes with counterparties over the valuation of collateral or (ii) actions taken by other lenders that may negatively impact the valuation of collateral. In cases where we foreclose on collateral, sudden declines in the value or liquidity of collateral may result in significant losses to us despite our (i) credit monitoring, (ii) over-collateralization, (iii) ability to call for additional collateral or (iv) ability to force repayment of the underlying obligation, especially where there is a single type of collateral supporting the obligation. In addition, in the longer term, climate change may have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Certain of our credit exposures may be concentrated by counterparty, product, sector, portfolio, industry or geographic region. Although our models and estimates account for correlations among related types of exposures, a change in the market or economic environment for a concentrated product or an external factor impacting a concentrated counterparty, sector, portfolio, industry or geographic region may result in credit losses in excess of amounts forecast. For further information regarding our country risk exposure, see also “Quantitative and Qualitative Disclosures about Risk—Country Risks.”
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

The commercial soundness of many financial institutions and certain other large financial services firms may be closely interrelated as a result of credit, trading, clearing or other relationships among such entities. Increased centralization of trading activities through particular clearinghouses, central agents or exchanges may increase our concentration of risk with respect to these entities. As a result, concerns about, or a default or threatened default by, one or more such entities could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions, or require

December 2023 Form 10-K	14

financial commitments to multi-lateral actions intended to support market stability. This is sometimes referred to as systemic risk and may adversely affect financial intermediaries, such as clearinghouses, clearing agencies, exchanges, banks and securities firms, with which we interact on a daily basis and, therefore, could adversely affect us. See also “Systemic Risk Regime” under “Business—Supervision and Regulation—Financial Holding Company.”
Operational Risk

Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors (e.g., inappropriate or unlawful conduct) or from external events (e.g., cyberattacks or third-party vulnerabilities) that may manifest as, for example, loss of information, business disruption, theft and fraud, legal, regulatory and compliance risks, or damage to physical assets. We may incur operational risk across the full scope of our business activities, including revenue-generating activities and support and control groups (e.g., information technology ("IT") and trade processing). Legal, regulatory and compliance risk is included in the scope of operational risk and is discussed below under “Legal, Regulatory and Compliance Risk.” For more information on how we monitor and manage operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk.”
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
The trend toward direct access to automated, electronic markets and the move to more automated trading platforms has resulted in the use of increasingly complex technology that relies on the continued effectiveness of the programming code and integrity of the data to process the trades. We rely on the ability of our employees, our consultants, our internal systems and systems at technology centers maintained by unaffiliated third parties to operate our different businesses and process a high volume of transactions. Unusually high trading volumes or site usage could cause our systems to operate at an unacceptably slow speed or even fail. Disruptions to, destruction of, instability of or other failure to effectively maintain our IT systems or external technology that allows our clients and customers to use our products and services (including our self-directed brokerage platform) could harm our business and our reputation.
As a major participant in the global capital markets, we face the risk of incorrect valuation or risk management of our trading positions due to flaws in data, models, electronic trading systems or processes, or due to fraud or cyberattack. We also face the risk of operational failure or disruption of any of the clearing agents, exchanges, clearinghouses or other financial intermediaries we use to facilitate our lending, securities and derivatives transactions. In addition, in the event of a breakdown or improper operation or disposal of our or a direct or indirect third party’s systems (or third parties thereof), processes or information assets, or improper or unauthorized action by third parties, including consultants and subcontractors or our employees, we have received in the past and may receive in the future regulatory sanctions, and could suffer financial loss, an impairment to our liquidity position, a disruption of our businesses or damage to our reputation.
In addition, the interconnectivity of multiple financial institutions with central agents, exchanges and clearinghouses, and the increased importance of these entities, increases the risk that an operational failure at one institution or entity may cause an industrywide operational failure that could materially impact our ability to conduct business. Furthermore, the concentration of Firm and personal information held by a small number of third parties increases the risk that a breach or disruption at a key third party may cause an industrywide event that could significantly increase the cost and risk of conducting business. These risks may be heightened to the extent that we rely on third parties that are concentrated in a geographic area.

There can be no assurance that our business contingency and security response plans fully mitigate all potential risks to us. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses and the communities where we are located. This may include a disruption involving physical site access; software flaws and vulnerabilities; cybersecurity incidents; terrorist activities; political unrest; disease pandemics; catastrophic events; climate-related incidents and natural disasters (such as earthquakes, tornadoes, floods, hurricanes and wildfires); electrical outages; environmental hazards; computer servers; communication platforms or other services we use; new technologies (such as generative artificial intelligence); and our employees or third parties with whom we conduct business. Although we employ backup systems for our data, those backup systems may be unavailable following a disruption, the affected data may not have been backed up or may not be recoverable from the backup, or the backup data may be costly to recover, which could adversely affect our business.
Notwithstanding evolving technology and technology-based risk and control systems, our businesses ultimately rely on people, including our employees and those of third parties with whom we conduct business. As a result of human error or engagement in violations of applicable policies, laws, rules or procedures, certain errors or violations are not always discovered immediately by our technological processes or by

15	December 2023 Form 10-K

our controls and other procedures that are intended to prevent and detect such errors or violations. These can include calculation or input errors, inadvertent or duplicate payments, mistakes in addressing emails or other communications, errors in software or model development or implementation, or errors in judgment, as well as intentional efforts to disregard or circumvent applicable policies, laws, rules or procedures. Our use of new technologies may be undermined by such human errors or misconduct due to undetected flaws or biases in the algorithms or data utilized by such technologies. Human errors and malfeasance, even if promptly discovered and remediated, can result in material losses and liabilities for us, and negatively impact our reputation in the future.
We conduct business in various jurisdictions outside the U.S., including jurisdictions that may not have comparable levels of protection for their corporate assets, such as intellectual property, trademarks, trade secrets, know-how, and customer information and records. The protection afforded in those jurisdictions may be less established and/or predictable than in the U.S. or other jurisdictions in which we operate. As a result, there may also be heightened risks associated with the potential theft of their data, technology and intellectual property in those jurisdictions by domestic or foreign actors, including private parties and those affiliated with or controlled by state actors. Additionally, we are subject to complex and evolving U.S. and international laws and regulations governing cybersecurity, privacy and data governance, transfer and protection, which may differ and potentially conflict, in various jurisdictions. Any theft of data, technology or intellectual property may negatively impact our operations and reputation, including disrupting the business activities of our subsidiaries, affiliates, joint ventures or clients conducting business in those jurisdictions.
A cyberattack, information or security breach or a technology failure of ours or a third party could adversely affect our ability to conduct our business or manage our exposure to risk, or result in disclosure or misuse of personal, confidential or proprietary information and otherwise adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
Cybersecurity risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies; the use of the internet, mobile telecommunications and cloud technologies to conduct financial transactions; and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, state-sponsored actors and other parties. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors or other third parties or users of our systems to disclose sensitive information in order to gain access to our networks, systems or data or those of our employees or clients, and such parties may see their effectiveness enhanced by the use of artificial intelligence. Global events and geopolitical instability have also led to increased nation-state targeting of financial institutions in the U.S. and abroad.
Information security risks may also derive from human error, fraud or malice on the part of our employees or third parties, software bugs, server malfunctions, software or hardware failure or other technological failure. For example, human error has led to the loss of the Firm's physical data-bearing devices in the past. These risks may be heightened by several factors, including remote work, reliance on new technologies (such as generative artificial intelligence) or as a result of the integration of acquisitions and other strategic initiatives that may subject us to new technology, customers or third-party providers. In addition, third parties with whom we do business or share information, and each of their service providers, our regulators and the third parties with whom our customers and clients share information used for authentication, may also be sources of cybersecurity and information security risks, particularly where activities of customers are beyond our security and control systems. There is no guarantee that the measures we take will provide absolute security or recoverability given that the techniques used in cyberattacks are complex, frequently change and are difficult to anticipate.
Like other financial services firms, the Firm, its third-party providers and its clients continue to be the subject of unauthorized access attacks; mishandling, loss, theft or misuse of information; computer viruses or malware; cyberattacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or networks or cause other damage; ransomware; denial of service attacks; data breaches; social engineering attacks; phishing attacks; and other events. There can be no assurance that such unauthorized access, mishandling or misuse of information, or cybersecurity incidents will not occur in the future and they could occur more frequently and on a more significant scale.
We maintain a significant amount of personal and confidential information on our customers, clients and certain counterparties that we are required to protect under various state, federal and international data protection and privacy laws. These laws may be in conflict with one another or courts and regulators may interpret them in ways that we had not anticipated or that adversely affect our business. A cyberattack, information or security breach, or a technology failure of ours or of a third party could jeopardize our or our clients’, employees’, partners’, vendors’ or counterparties’ personal, confidential, proprietary or other information processed and stored in, and transmitted through, our and our third parties’ computer systems and networks. Furthermore, such events could cause interruptions or malfunctions in our, our clients’, employees’, partners’, vendors’, counterparties’ or third parties’ operations, as well as the unauthorized release, gathering, monitoring, misuse, loss or destruction of personal, confidential, proprietary and other information of ours, our employees, our customers or of other third parties. Any of these events could result in reputational damage with

December 2023 Form 10-K	16

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
Given our global footprint and the high volume of transactions we process; the large number of clients, partners, vendors and counterparties with which we do business; and the increasing sophistication of cyberattacks, a cyberattack or information or security breach could occur and persist for an extended period of time without detection. It could take considerable time for us to determine the scope, extent, amount and type of information compromised, and the impact of such an attack may not be fully understood. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, if at all, all or any of which would further increase the costs and consequences of a cyberattack or information security incident.
While many of our agreements with partners and third-party vendors include indemnification provisions, we may not be able to recover sufficiently, or at all, under such provisions to adequately offset any losses we may incur. In addition, although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover any or all losses we may incur, and we cannot be sure that such insurance will continue to be available to us on commercially reasonable terms, or at all, or that our insurers will not deny coverage as to any future claim.
We continue to make investments with a view toward maintaining and enhancing our cybersecurity, resilience and information security posture, including investments in technology and associated technology risk management activities. The cost of managing cybersecurity and information security risks and attacks along with complying with new, increasingly expansive and evolving regulatory requirements could adversely affect our results of operations and business.
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
In addition, our ability to raise funding could be impaired if investors, depositors or lenders develop a negative perception of our long-term or short-term financial prospects due to factors such as an incurrence of large trading, credit or operational losses, a downgrade by the rating agencies, a decline in the level of our business activity, if regulatory authorities take significant action against us or our industry, or if we discover significant employee misconduct or illegal activity.
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
The cost and availability of unsecured financing generally are impacted by (among other things) our long-term and short-term credit ratings. The rating agencies continue to monitor certain Firm-specific and industrywide factors that are important to the determination of our credit ratings. These include governance, capital adequacy, the level and quality of earnings, liquidity and funding, risk appetite and management, asset quality, strategic direction, business mix, regulatory or legislative changes, macroeconomic environment and perceived levels of support, and it is possible that the rating agencies could downgrade our ratings and those of similar institutions.
Our credit ratings also can have an adverse impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration,

17	December 2023 Form 10-K

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
Termination of our trading agreements could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant payments in the form of cash or securities. The additional collateral or termination payments that may occur in the event of a future credit rating downgrade vary by contract and can be based on ratings by Moody’s Investors Service, Inc., S&P Global Ratings and/or other rating agencies. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Ratings—Incremental Collateral or Terminating Payments.”
We are a holding company and depend on payments from our subsidiaries.
The Parent Company has no business operations and depends on dividends, distributions, loans and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Regulatory restrictions, tax restrictions or elections and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to laws, regulations and self-regulatory organization rules that, in certain circumstances, limit, as well as permit regulatory bodies to block or reduce, the flow of funds to the Parent Company, or that prohibit such transfers or dividends altogether, including steps to “ring fence” entities by regulators outside the U.S. to protect clients and creditors of such entities in the event of financial difficulties involving such entities.
These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations. Furthermore, as a BHC, we may become subject to a prohibition or to limitations on our ability to pay dividends. The Federal Reserve, the OCC and the FDIC have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends or other capital actions by the banking organizations they supervise, including us and our U.S. Bank Subsidiaries. See “We may be prevented from paying dividends or taking other capital actions because of regulatory constraints or revised regulatory capital requirements” under “Legal, Regulatory and Compliance Risk” herein.
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
In particular, our cost and availability of funding in the past have been, and may in the future be, adversely affected by illiquid credit markets, interest rates and wider credit spreads. Significant turbulence in the U.S., the E.U. and other international markets and economies could adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.
Legal, Regulatory and Compliance Risk
Legal, regulatory and compliance risk includes the risk of legal or regulatory sanctions; material financial loss, including fines, penalties, judgments, damages and/or settlements; limitations on our business; or loss to reputation we may suffer as a result of our failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with AML, terrorist financing and anti-corruption rules and regulations. For more information on how we monitor and manage legal, regulatory and compliance risk, see “Quantitative and Qualitative Disclosures about Risk—Legal, Regulatory and Compliance Risk.”
The financial services industry is subject to extensive regulation, and changes in regulation will impact our business.
Like other major financial services firms, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where we conduct our business, including an increasing number of complex sanctions and disclosure regimes. These laws and regulations, which continue to increase in volume and complexity, significantly affect the way and costs of doing business and can restrict the scope of our existing businesses and limit our ability to expand our product offerings and pursue certain investments.
The Firm and its employees are subject to wide-ranging regulation and supervision, which, among other things, subject us to intensive scrutiny of our businesses and any plans for expansion of those businesses through acquisitions or otherwise, limitations on activities, a systemic risk regime that imposes heightened capital and liquidity and funding requirements and other enhanced prudential standards,

December 2023 Form 10-K	18

resolution regimes and resolution planning requirements, requirements for maintaining minimum amounts of TLAC and external long-term debt, restrictions on activities and investments imposed by the Volcker Rule, comprehensive derivatives regulation, interest rate benchmark requirements, commodities regulation, market structure regulation, consumer protection regulation, tax regulations and interpretations, antitrust laws, trade and transaction reporting obligations, broadened fiduciary obligations and disclosure requirements.
New laws, rules, regulations and guidelines, as well as ongoing implementation of, our efforts to comply with, and/or changes to laws, rules, regulations and guidelines, including changes in the breadth, application, interpretation or enforcement of laws, rules, regulations and guidelines, could materially impact the profitability of our businesses and the value of assets we hold, impact our income tax provision and effective tax rate, expose us to additional theories of liability and additional costs, require changes to business practices or force us to discontinue businesses, adversely affect our ability to pay dividends and repurchase our stock or require us to raise capital, including in ways that may adversely impact our shareholders or creditors.
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
We are required to submit once every two years to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure. If the Federal Reserve and the FDIC were to jointly determine that our resolution plan submission was not credible or would not facilitate an orderly resolution, and if we were unsuccessful in addressing any deficiencies identified by the regulators, we or any of our subsidiaries may be subject to more stringent capital, leverage, or liquidity requirements or restrictions on our growth, activities or operations, or after a two-year period, we may be required to divest assets or operations.
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
In addition, a wholly owned, direct subsidiary of the Parent Company, Morgan Stanley Holdings LLC (“Funding IHC”), serves as a resolution funding vehicle. The Parent Company has transferred, and has agreed to transfer on an ongoing basis, certain assets to the Funding IHC. In the event of a resolution scenario, the Parent Company would be obligated to contribute all of its material assets that can be contributed under the terms of the amended and restated support agreement (other than shares in subsidiaries of the Parent Company and certain other assets) to the Funding IHC. The Funding IHC would be obligated to provide capital and liquidity, as applicable, to certain supported subsidiaries, pursuant to the terms of the secured amended and restated support agreement.
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
Regulators have taken and proposed various actions to facilitate an SPOE strategy under the U.S. Bankruptcy Code,

19	December 2023 Form 10-K

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

As a global financial services firm, we face the risk of investigations and proceedings by governmental and self-regulatory organizations in all countries in which we conduct our business. These investigations and proceedings, as well as the amount of penalties and fines sought, continue to impact the financial services industry. Certain U.S. and international governmental entities have brought criminal actions against, or have sought criminal convictions, pleas, deferred prosecution agreements or non-prosecution agreements from financial institutions. Significant regulatory or law enforcement action against us could materially adversely affect our business, reputation, financial condition or results of operations, and increase our exposure to civil litigation.

Investigations and proceedings initiated by these authorities may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions or other relief, and have included and may in the future include requirements that the Firm admit certain conduct, which may result in increased exposure to civil litigation. In addition, these measures have caused and may in the future cause collateral consequences. For example, such matters could impact our ability to engage in, or impose limitations on, certain of our businesses.

As part of the resolution of certain investigations and proceedings, the Firm has been and may in the future be required to undertake certain measures and failure to do so may result in adverse consequences, such as further investigations or proceedings—both civil and criminal—and additional penalties, fines, judgments or other relief.

The Dodd-Frank Act also provides compensation to whistleblowers who present the SEC or CFTC with information related to securities or commodities law violations that leads to a successful enforcement action. As a result of this compensation, it is possible we could face an increased number of investigations by the SEC or CFTC.

We have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, as well as investigations or proceedings brought by regulatory agencies, arising in connection with our activities as a global diversified financial services institution. Certain of the actual or threatened legal or regulatory actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages, or may result in material penalties, fines or other results adverse to us.

In some cases, the third-party entities that would otherwise be the primary defendants in such cases are bankrupt, in financial distress or may not honor applicable indemnification

December 2023 Form 10-K	20

obligations. In other cases, including antitrust litigation, we may be subject to claims for joint and several liability with other defendants for treble damages or other relief related to alleged conspiracies involving other institutions. Like any large corporation, we are also subject to risk from potential employee misconduct, including noncompliance with policies, laws, rules and regulations, and improper use or disclosure of confidential information, or improper sales practices or other conduct.
We may be responsible for representations and warranties associated with commercial and residential real estate loans and may incur losses in excess of our reserves.
We originate loans secured by commercial and residential properties. Further, we securitize and trade in a wide range of commercial and residential real estate and real estate-related assets and products. In connection with these activities, we have provided, or otherwise agreed to be responsible for, certain representations and warranties. Under certain circumstances, we may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached, and may incur losses as a result. We have also made representations and warranties in connection with our role as an originator of certain loans that we securitized in CMBS and RMBS. For additional information, see Note 14 to the financial statements.
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
As our businesses change and grow, including through acquisitions and the introduction and application of new technologies, such as artificial intelligence, and the markets in which we operate evolve, our risk management strategies, models and processes may not always adapt with those changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate.
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

21	December 2023 Form 10-K

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

There continues to be increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include harm to people and property arising from acute, climate-related events, such as floods, hurricanes, heatwaves, droughts, and wildfires and chronic, longer-term shifts in climate patterns, such as higher global average temperatures, rising sea levels and long-term droughts. Such events could disrupt our operations or those of our clients or third parties on which we rely, including through direct damage to physical assets and indirect impacts from supply chain disruption and market volatility. These events could impact the ability of certain of our clients or customers to repay their obligations, reduce the value of collateral, increase costs, including the cost or availability of insurance coverage, and result in other adverse effects.

The transition risks of climate change include policy, legal, technology and market changes. Examples of these transition risks include changes in consumer and business sentiment, related technologies, shareholder preferences and any additional regulatory and legislative requirements, including increased disclosure or carbon taxes. These risks could increase our expenses and adversely impact our strategies, including by limiting our ability to pursue certain business activities or offer certain products and services. Negative impacts to certain of our clients, such as decreased profitability and asset write-downs, could also lead to increased credit, counterparty and liquidity risk to us.

In addition, our reputation and client relationships may be adversely impacted as a result of our, or our clients’, involvement in certain practices that may have, or are associated with having, an adverse impact on climate change. Legislative or regulatory change regarding climate-related risks, including inconsistent requirements and uncertainties, could result in loss of revenue, or increased credit, market, liquidity, regulatory, compliance, reputational and other risks and costs.

Our ability to achieve our climate-related targets and commitments and the way we go about this could also result in reputational harm as a result of public sentiment, legislative and regulatory scrutiny (including from U.S. federal and state governments and foreign policymakers and regulators), litigation and reduced investor and stakeholder confidence. If we are unable to achieve our objectives relating to climate change or our current response to climate change is perceived to be ineffective or insufficient, or the way we respond is perceived negatively, our business and reputation may suffer.

The risks associated with, and the perspective of regulators, governments, shareholders, employees and other stakeholders regarding, climate change, as well as geopolitical events, continue to evolve rapidly, making it difficult to assess the ultimate impact on us of climate-related risks and uncertainties. As climate risk is interconnected with other risks, we have developed and continue to enhance processes to embed climate risk considerations into our risk management practices and governance structures. Despite our risk management practices, the unpredictability surrounding the timing and severity of climate-related events and societal or political changes in reaction to them make it difficult to predict, identify, monitor and mitigate climate risks.

In addition, the methodologies and data used to manage and monitor climate risk continue to evolve. Current approaches utilize information and estimates that have been derived from information or factors released by third-party sources, which may not reflect the latest or most accurate data. Climate-related data, particularly greenhouse gas emissions for clients and counterparties, remains limited in availability and varies in quality. Certain third-party information may also change over time as methodologies evolve and are refined. While we believe this information is the best available at the time, we may only be able to complete limited validation. Furthermore, modeling capabilities and methodologies to analyze climate-related risks, although improving, remain nascent and emerging. These and other factors could cause results to differ materially, which could impact our ability to manage climate-related risks.
Replacement or reform of certain interest rate benchmarks could adversely affect our business, securities, financial condition and results of operations.
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
The ongoing market transition away from these interest rate benchmarks to alternative reference rates is complex and

December 2023 Form 10-K	22

could have a range of adverse impacts on our business, securities, financial condition and results of operations, including:
•Adversely impacting the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any securities, loans and derivatives that are included in our financial assets and liabilities that are linked to these interest rate benchmarks;
•Inquiries, reviews or other actions from regulators in respect of our (or the market’s) preparation, readiness, transition plans and actions regarding the replacement of a legacy interest rate benchmark with one or more alternative reference rates;
•Disputes, litigation or other actions with clients, counterparties and investors in various scenarios, such as regarding the interpretation and enforceability of provisions in IBOR-based products such as fallback language or other related provisions, including in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between the IBORs and the various alternative reference rates or regarding the interpretation of applicable legislation, regulations or rules; and
•Causing us to incur additional costs in relation to any of the above factors.
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
See also “Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Requirements—Regulatory Developments and Other Matters.”
Competitive Environment
We face strong competition from financial services firms and others, which could lead to pricing pressures that could materially adversely affect our revenues and profitability.
The financial services industry and all aspects of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, investment banking firms, brokerage firms, insurance companies, exchanges, electronic trading and clearing platforms, financial data repositories, investment advisers and sponsors of mutual funds, hedge funds, real assets funds and private credit and equity funds, energy companies, financial technology firms and other companies offering financial and ancillary services in the U.S. and globally, including, in certain instances, through the internet. We also compete with companies that provide online trading and banking services, investment advisory services, robo-advice capabilities, access to digital asset capabilities and services, and other financial products and services. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, technology, reputation, risk appetite and price.
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
We continue to experience price competition in some of our businesses. In particular, the ability to execute securities, derivatives and other financial instrument trades electronically on exchanges, swap execution facilities and other automated trading platforms, and the introduction and application of new technologies, including generative artificial intelligence, will likely continue the pressure on revenues. The trend toward direct access to automated, electronic markets will likely continue as additional markets move to more automated trading platforms. We have experienced and will likely continue to experience competitive pressures in these and other areas in the future.
Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our people are our most important asset. We compete with various other companies in attracting and retaining qualified

23	December 2023 Form 10-K

and skilled personnel. If we are unable to continue to attract, integrate and retain highly qualified employees or successfully transition key roles, or do so at levels or in forms necessary to maintain our competitive position, our performance, including our competitive position and results of operations, could be materially adversely affected. Our ability to attract and retain qualified and skilled personnel depends on numerous factors, some of which are outside of our control.
Compensation costs required to attract and retain employees may increase or the competitive market for talent may further intensify due to factors such as low unemployment, a strong job market and changes in employees’ expectations, concerns and preferences. The financial industry has experienced and may continue to experience more stringent regulation of employee compensation than other industries, which may or may not impact competitors. These more stringent regulations have shaped our compensation practices, which could have an adverse effect on our ability to hire or retain the most qualified employees.
International Risk
We are subject to numerous political, economic, legal, tax, operational, franchise and other risks as a result of our international operations that could adversely impact our businesses in many ways.
We are subject to numerous political, economic, legal, tax, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, increased taxes and levies, minimum global tax regimes, cybersecurity, data transfer and outsourcing restrictions, regulatory scrutiny regarding the use of new technologies, prohibitions on certain types of foreign and capital market activities, limitations on cross-border listings and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability, including tensions between China and the U.S., the expansion or escalation of hostilities between Russia and Ukraine or in the Middle East or the initiation or escalation of hostilities or terrorist activity around the world and the potential associated impacts on global and local economies and our operations. In many countries, the laws and regulations applicable to the securities and financial services industries and multinational corporations are uncertain, evolving and subject to sudden change or may be inconsistent with U.S. law. It may also be difficult for us to determine the exact requirements of local laws in every market or adapt to changes in law, which could adversely impact our businesses. Our inability to remain in compliance with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally. We are also subject to the risk that transactions we structure might not be legally enforceable in all cases.
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
A disease pandemic, such as COVID-19 and its variants, or other widespread health emergencies, natural disasters, climate-related incidents, terrorist activities or military actions, or social or political tensions, could create economic and financial disruptions in emerging markets or in other areas of the global economy that could adversely affect our businesses, or could lead to operational difficulties, including travel limitations and supply chain complications, that could impair our ability to manage or conduct our businesses around the world.
As a U.S. company, we are required to comply with the economic sanctions and embargo programs administered by OFAC and similar multinational bodies and governmental agencies worldwide, which may be inconsistent with local law. We and certain of our subsidiaries are also subject to applicable AML and/or anti-corruption laws in the U.S., as well as in the jurisdictions in which we operate, including the Bank Secrecy Act, the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. A violation of a sanction, embargo program, AML or anti-corruption law could subject us, and individual employees, to a regulatory enforcement action, as well as significant civil and criminal penalties.
Acquisition, Divestiture and Joint Venture Risk
We may be unable to fully capture the expected value from acquisitions, divestitures, joint ventures, partnerships, minority stakes or strategic alliances, and certain acquisitions may subject our business to new or increased risk.
In connection with past or future acquisitions, divestitures, joint ventures, partnerships, minority stakes or strategic alliances (including with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)), we face numerous risks and uncertainties in combining, transferring, separating or integrating the relevant businesses and systems that may present operational and other risks, including the need to combine or separate accounting, data processing and other systems, management controls and legal entities, and to integrate relationships with clients, trading counterparties and business partners. Certain of these strategic initiatives, and integration thereof, may cause us to incur incremental expenses and may also require incremental financial, management and other resources.
In the case of joint ventures, partnerships and minority stakes, we are subject to additional risks and uncertainties because

December 2023 Form 10-K	24

we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control, and conflicts or disagreements between us and any of our joint venture partners or partners may negatively impact the benefits to be achieved by the relevant joint venture or partnership, respectively.
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
For more information regarding the regulatory environment in which we operate, see also “Business—Supervision and Regulation.”

25	December 2023 Form 10-K

Cybersecurity
Risk management and strategy
We, our businesses, and the broader financial services industry face an increasingly complex and evolving threat environment. We have made and continue to make substantial investments in cybersecurity and fraud prevention technology, and employ experienced talent to lead our Cybersecurity and Information Security organizations and program under the oversight of our Board of Directors (“Board”) and the Operations and Technology Committee of the Board (“BOTC”). See “Risk Factors—Operational Risk” for information on risks to the Firm from cybersecurity threats.
As part of our enterprise risk management (“ERM”) framework, we have implemented and maintain a program to assess, identify and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Our Cybersecurity Program helps protect our clients, customers, employees, property, products, services and reputation by seeking to preserve the confidentiality, integrity and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems. We continually adjust our Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory expectations.
Processes for assessing, identifying and managing material risks from cybersecurity threats
Our Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to our network, infrastructure, computing environment and the third parties that we rely on. We periodically assess the design of our cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework for Improving Critical Infrastructure Cybersecurity, as well as global cybersecurity regulations, and develop improvements to those controls in response to that assessment. Our Cybersecurity Program also includes cybersecurity and information security policies, procedures and technologies that are designed to address regulatory requirements and protect our clients’, employees’ and own data against unauthorized disclosure, modification and misuse. These policies, procedures and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.
Our threat intelligence function within the Cybersecurity Program actively engages in private and public information sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs our cybersecurity risk assessments and strategy. This information is also provided to an internal forensics team, which develops and implements technologies designed to help detect these cybersecurity threats across our environment. Where a potential threat is identified in our environment, our incident response team evaluates the potential impact to the Firm and coordinates remediation where required. These groups, as well as the Operational Risk Department, review external cybersecurity incidents that may be relevant to the Firm, and the outcomes of these incidents further inform the design of our Cybersecurity Program. In addition, we maintain a robust global training program on cybersecurity risks and requirements and conduct regular phishing email simulations for our employees and consultants.
Our processes are designed to help oversee, identify and mitigate cybersecurity risks associated with our use of third-party vendors. We maintain a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at our third-party vendors. Prior to engaging third-party vendors to provide services to the Firm, we conduct assessments of the third-party vendors’ cybersecurity programs to identify the impact of their services on the cybersecurity risks to the Firm. Once on-boarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or a Firm audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet our cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk to the Firm, are subject to review, challenge and escalation through our risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.
Our Cybersecurity Program is regularly assessed by the Internal Audit Department (“IAD”) through various assurance activities, with the results reported to the Audit Committee of the Board (“BAC”) and the BOTC. Annually, certain elements of the Cybersecurity Program are subject to an audit by an independent consultant, as well as an assessment by a separate, independent third party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. Our Cybersecurity Program is also examined regularly by the Firm’s prudential and conduct regulators within the scope of their jurisdiction.
Governance
Management’s role in assessing and managing material risks from cybersecurity threats
Our Cybersecurity Program is operated and maintained by management, including the Chief Information Officer of Cyber, Data, Risk and Resilience (“CIO”) and the Chief Information Security Officer (“CISO”). These senior officers

December 2023 Form 10-K	26

are responsible for assessing and managing the Firm’s cybersecurity risks. Our Cybersecurity Program strategy, which is set by the CISO and overseen by the Head of Operational Risk, is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. Our Cybersecurity Program also includes processes for escalating and considering the materiality of incidents that impact the Firm, including escalation to senior management and the Board, which are periodically tested through tabletop exercises.
The members of management that lead our Cybersecurity Program and strategy have extensive experience in technology, cybersecurity and information security. The CIO has over 30 years of experience in various engineering, IT, operations and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management and information security. The Head of Operational Risk has over 20 years of experience in technology, security and compliance roles, including experience in government security agencies.
Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees. These committees include representatives from Firm management as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to our policies and procedures. Significant cybersecurity risks are escalated from these committees to our Non-Financial Risk Committee. The CIO and the Head of Operational Risk report on the status of our Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to the Firm Risk Committee, the BOTC and the Board, as appropriate. For more information regarding the Firm’s ERM framework, see “Quantitative and Qualitative Disclosures about Risk—Risk Management.”
Board of Directors’ oversight of risks from cybersecurity threats
As discussed above, material cybersecurity risks are addressed by management-level ERM committees with escalation to the BOTC and Board, as appropriate. The BOTC has primary responsibility for assisting the Board in its oversight of significant operational risk exposures of the Firm and its business units, including IT, information security, fraud, third-party oversight, business disruption and resilience, and cybersecurity risks (including review of cybersecurity risks against established risk management methodologies) and the steps management has taken to monitor and control such exposures.
In accordance with its charter, the BOTC receives quarterly reports from (i) the Technology Department (“Technology”), including the CIO or the CISO; (ii) the Operations
Department (“Operations”); and (iii) the Non-Financial Risk Management Department (“NFR”). Such reporting includes updates on our Cybersecurity Program, risks from cybersecurity threats, our programs to address and mitigate the risks associated with the evolving cybersecurity threat environment, and the Operational Risk Department’s assessment of cybersecurity risks. Senior officers in Technology and NFR also provide an annual report to the BOTC on the status of our Cybersecurity Program, including a discussion of risks arising from cybersecurity threats, in compliance with the Gramm-Leach-Bliley Act. At least annually, these senior management representatives discuss the status of the Cybersecurity Program and key cybersecurity risks with the Board. The BOTC also receives an annual independent assessment of key aspects of our Cybersecurity Program from an external party and holds joint meetings with the BAC and Risk Committee of the Board (“BRC”), as necessary and appropriate. In addition, members of the BOTC periodically participate in incident response tabletop exercises and the BOTC periodically receives reports from incident response tabletop exercises performed by and for management.
At least annually, the BOTC or the Board reviews and approves the Global Cybersecurity Program Policy, the Global Information Security Program Policy, the Global Third-Party Risk Management Policy, and the Global Technology Policy. The chair of the BOTC regularly reports to the Board on risks from cybersecurity threats and other matters reviewed by the BOTC. In accordance with the Board’s Corporate Governance Policies, all Board members are invited to attend BOTC meetings and have access to meeting materials.
Senior management, including the senior officers mentioned above, discuss cybersecurity developments with the chair of the BOTC between Board and committee meetings, as necessary. The BOTC meets regularly in executive session with management, including the Head of NFR, and senior officers from Technology and Operations.

27	December 2023 Form 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley,” “Firm,” “us,” “we” or “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-K. For an analysis of 2022 results compared with 2021 results, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the annual report on Form 10-K for the year-ended December 31, 2022 filed with the SEC.
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

December 2023 Form 10-K	28

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Full Year Ended December 31, 2023
•The Firm reported net revenues of $54.1 billion and net income of $9.1 billion against a mixed market backdrop and a number of headwinds.
•The Firm delivered ROE of 9.4% and ROTCE of 12.8% (see “Selected Non-GAAP Financial Information” herein).
•The Firm expense efficiency ratio was 77%. The ratio was negatively impacted by severance costs of $353 million, an FDIC special assessment of $286 million, higher legal expenses relating to a specific matter of $249 million and integration-related expenses of $293 million.
•At December 31, 2023, the Firm’s Standardized Common Equity Tier 1 capital ratio was 15.2%.
•Institutional Securities reported net revenues of $23.1 billion reflecting lower completed activity in Investment Banking and lower results in Equity and Fixed Income on reduced client activity and a less favorable market environment compared to a year ago.
•Wealth Management delivered net revenues of $26.3 billion, reflecting mark-to-market gains on investments associated with certain employee deferred cash-based compensation plans (“DCP investments”) compared with losses in the prior year and higher Net interest revenues. The pre-tax margin was 24.9%. The business added net new assets of $282.3 billion, representing a 6.7% annualized growth rate from beginning period assets.
•Investment Management reported net revenues of $5.4 billion and AUM increased to $1.5 trillion.

Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share
2023 Compared with 2022
•We reported net revenues of $54.1 billion in 2023 compared with $53.7 billion in 2022. For 2023, net income applicable to Morgan Stanley was $9.1 billion, or $5.18 per diluted common share, compared with $11.0 billion, or $6.15 per diluted common share in 2022.

29	December 2023 Form 10-K

Management’s Discussion and Analysis
Non-Interest Expenses
($ in millions)
•Compensation and benefits expenses of $24,558 million in 2023 increased 7% from the prior year, primarily due to higher expenses related to certain employee deferred cash-based compensation plans linked to investment performance (“DCP”) and higher salary expenses, partially offset by lower expenses related to outstanding deferred equity compensation.
2023 Compensation and benefits expenses included $353 million of severance costs, primarily associated with the employee action recorded in the second quarter of 2023.
•Non-compensation expenses of $17,240 million in 2023 increased 6% from the prior year, primarily driven by an FDIC special assessment of $286 million, increased spend on technology, higher costs related to exits of real estate and higher legal expenses, including $249 million related to a specific matter.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $532 million in 2023 was primarily related to deteriorating conditions in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio, and modest growth in certain other loan portfolios. The Provision for credit losses on loans and lending commitments of $280 million in 2022 was due to portfolio growth and deterioration in the macroeconomic outlook.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Business Segment Results
Net Revenues by Segment1
($ in millions)
Net Income Applicable to Morgan Stanley by Segment1
($ in millions)
1.The amounts in the charts represent the contribution of each business segment to the total of the applicable financial category and may not sum to the total presented on top of the bars due to intersegment eliminations. See Note 22 to the financial statements for details of intersegment eliminations.
•Institutional Securities net revenues of $23,060 million in 2023 decreased 5% from the prior year, primarily reflecting lower results across businesses.
•Wealth Management net revenues of $26,268 million in 2023 increased 8% from the prior year, primarily reflecting gains on DCP investments compared with losses in the prior year and higher Net interest revenues.
•Investment Management net revenues of $5,370 million in 2023 were relatively unchanged from the prior year, reflecting a decrease in Asset management and related fees revenues offset by an increase in Performance based income and other revenues.

December 2023 Form 10-K	30

Management’s Discussion and Analysis
Net Revenues by Region1
($ in millions)
1.For a discussion of how the geographic breakdown of net revenues is determined, see Note 22 to the financial statements.
•Americas net revenues in 2023 increased 4%, primarily driven by results within the Wealth Management business segment and Other net revenues within the Institutional Securities business segment, partially offset by lower results across businesses within the Institutional Securities business segment.
•EMEA net revenues in 2023 decreased 11%, primarily driven by lower results across businesses within the Institutional Securities business segment.
•Asia net revenues in 2023 decreased 5%, primarily driven by lower results across businesses within the Institutional Securities business segment.
Selected Financial Information and Other Statistical Data

$ in millions, except per share data	2023	2022	2021
Consolidated results
Net revenues	$54,143	$53,668	$59,755
Earnings applicable to Morgan Stanley common shareholders	$8,530	$10,540	$14,566
Earnings per diluted common share	$5.18	$6.15	$8.03

Consolidated financial measures
Expense efficiency ratio[1]	77%	73%	67%
ROE[2]	9.4%	11.2%	15.0%
ROTCE[2,3]	12.8%	15.3%	19.8%
Pre-tax margin[4]	22%	26%	33%
Effective tax rate	21.9%	20.7%	23.1%
Pre-tax margin by segment[4]
Institutional Securities	19%	28%	40%
Wealth Management	25%	27%	25%
Investment Management	16%	15%	27%

$ in millions, except per share data, worldwide employees and client assets	At December 31, 2023	At December 31, 2022
Average liquidity resources for three months ended[5]	$314,504	$312,250
Loans[6]	$226,828	$222,182
Total assets	$1,193,693	$1,180,231
Deposits	$351,804	$356,646
Borrowings	$263,732	$238,058
Common shareholders’ equity	$90,288	$91,391
Tangible common shareholders’ equity[3]	$66,527	$67,123
Common shares outstanding	1,627	1,675
Book value per common share[7]	$55.50	$54.55
Tangible book value per common share[3,7]	$40.89	$40.06
Worldwide employees (in thousands)	80	82
Client assets[8] (in billions)	$6,588	$5,492

Capital ratios[9]
Common Equity Tier 1 capital—Standardized	15.2%	15.3%
Tier 1 capital—Standardized	17.1%	17.2%
Common Equity Tier 1 capital—Advanced	15.5%	15.6%
Tier 1 capital—Advanced	17.4%	17.6%
Tier 1 leverage	6.7%	6.7%
SLR	5.5%	5.5%
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
Economic and Market Conditions
The market environment in 2023 remained mixed, characterized by inflationary pressures and uncertainty regarding the future path of interest rates, which remained persistently high. Towards the end of the year, the market environment improved from prior quarters with the expectation of lower interest rates going into 2024. However, there is continued uncertainty regarding the timing and pace of these rate reductions along with concerns regarding heightened geopolitical risks that could impact the capital markets in 2024. The market environment impacted our businesses in 2023, as discussed further in “Business Segments” herein, and, to the extent that it continues to remain uncertain, could adversely impact client confidence and related activity.
For more information on economic and market conditions, and the potential effects of geopolitical events and acts of war or aggression on our future results, refer to “Risk Factors” and “Forward-Looking Statements.”

31	December 2023 Form 10-K

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
We present certain non-GAAP financial measures that exclude the impact of mark-to-market gains and losses on DCP investments from net revenues and compensation expenses. The impact of DCP is primarily reflected in our Wealth Management business segment results. These measures allow for better comparability of period-to-period underlying operating performance and revenue trends, especially in our Wealth Management business segment. By excluding the impact of these items, we are better able to describe the business drivers and resulting impact to net revenues and corresponding change to the associated compensation expenses.
Compensation expense for DCP awards is calculated based on the notional value of the award granted, adjusted for changes in the fair value of the referenced investments that employees select. Compensation expense is recognized over the vesting period relevant to each separately vesting portion of deferred awards.
We invest directly, as principal, in financial instruments and other investments to economically hedge certain of our obligations under these DCP awards. Changes in the fair value of such investments, net of financing costs, are recorded in net revenues, and included in Transactional revenues in the Wealth Management business segment. Although changes in compensation expense resulting from changes in the fair value of the referenced investments will generally be offset by changes in the fair value of investments recognized in net revenues, there is typically a timing difference between the immediate recognition of gains and losses on our investments and the deferred recognition of the related compensation expense over the vesting period. While this timing difference may not be material to our Income before provision for income taxes in any individual period, it may impact the Wealth Management business segment reported ratios and operating metrics in certain periods due to potentially significant impacts to net revenues and compensation expenses. For additional information on DCP, refer to “Other Matters” herein.
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

$ in millions	2023	2022	2021
Net revenues	$54,143	$53,668	$59,755
Adjustment for mark-to-market losses (gains) on DCP[1]	(434)	1,198	(389)
Adjusted Net revenues—non-GAAP	$53,709	$54,866	$59,366
Compensation expense	$24,558	$23,053	$24,628
Adjustment for mark-to-market losses (gains) on DCP[1]	(668)	716	(526)
Adjusted Compensation expense—non-GAAP	$23,890	$23,769	$24,102
Wealth Management Net revenues	$26,268	$24,417	$24,243
Adjustment for mark-to-market losses (gains) on DCP[1]	(282)	858	(210)
Adjusted Wealth Management Net revenues—non-GAAP	$25,986	$25,275	$24,033
Wealth Management Compensation expense	$13,972	$12,534	$13,090
Adjustment for mark-to-market losses (gains) on DCP[1]	(412)	530	(293)
Adjusted Wealth Management Compensation expense—non-GAAP	$13,560	$13,064	$12,797

	At December 31,
$ in millions	2023	2022	2021
Tangible equity
Common shareholders’ equity	$90,288	$91,391	$97,691
Less: Goodwill and net intangible assets	(23,761)	(24,268)	(25,192)
Tangible common shareholders’ equity—non-GAAP	$66,527	$67,123	$72,499

	Average Monthly Balance
$ in millions	2023	2022	2021
Tangible equity
Common shareholders’ equity	$90,819	$93,873	$97,094
Less: Goodwill and net intangible assets	(24,013)	(24,789)	(23,392)
Tangible common shareholders’ equity—non-GAAP	$66,806	$69,084	$73,702

December 2023 Form 10-K	32

Management’s Discussion and Analysis
Non-GAAP Financial Measures by Business Segment

$ in billions	2023	2022	2021
Average common equity[2]
Institutional Securities	$45.6	$48.8	$43.5
Wealth Management	28.8	31.0	28.6
Investment Management	10.4	10.6	8.8
ROE[3]
Institutional Securities	7%	10%	20%
Wealth Management	17%	16%	16%
Investment Management	6%	6%	15%
Average tangible common equity[2]
Institutional Securities	$45.2	$48.3	$42.9
Wealth Management	14.8	16.3	13.4
Investment Management	0.7	0.8	0.9
ROTCE[3]
Institutional Securities	7%	10%	20%
Wealth Management	33%	31%	34%
Investment Management	88%	86%	144%
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
Return on Tangible Common Equity Goal
We have an ROTCE goal of 20%. Our ROTCE goal is a forward-looking statement that is based on a normal market environment and may be materially affected by many factors.
See “Risk Factors” and “Forward-Looking Statements” herein for further information on market and economic conditions and their potential effects on our future operating results.
ROTCE represents a non-GAAP financial measure. For further information on non-GAAP measures, see “Selected Non-GAAP Financial Information” herein.
Business Segments
Substantially all of our operating revenues and operating expenses are directly attributable to our business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures. See Note 22 to the financial statements for segment net revenues by income statement line item and information on intersegment transactions.
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
Trading
Trading revenues include the realized gains and losses from transactions in financial instruments, unrealized gains and losses from ongoing changes in the fair value of our positions, and gains and losses from financial instruments used to economically hedge compensation expense related to DCP.
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
Within the Wealth Management business segment, Trading revenues primarily include revenues from customers’ purchases and sales of fixed income instruments in which we act as principal, as well as gains and losses related to DCP investments.

33	December 2023 Form 10-K

Management’s Discussion and Analysis
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
Within the Investment Management business segment, Investments revenues are primarily from performance-based fees in the form of carried interest, a portion of which is subject to reversal, and gains and losses from investments. The business is entitled to receive carried interest when the return in certain funds exceeds specified performance targets. Additionally, we consolidate certain sponsored Investment Management funds where revenues are primarily attributable to holders of noncontrolling interests.
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
Within the Wealth Management business segment, commissions and fees arise from client transactions primarily in equity securities, insurance products, mutual funds, alternative investments, futures and options. Wealth Management also earns revenues from order flow payments for directing customer orders to broker-dealers, exchanges and market centers for execution.
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
Within the Investment Management business segment, Asset management revenues are primarily composed of fees received from investment vehicles on the basis of assets under management. Performance-based fees, not in the form of carried interest, are earned on certain products and separately managed accounts as a percentage of appreciation in value and, in certain cases, are based upon the achievement of performance criteria. These performance fees are generally recognized on a quarterly or annual basis.
Net Interest
Interest income and Interest expense are functions of the level and mix of total assets and liabilities, including Trading assets and Trading liabilities, Investment securities, Securities borrowed or purchased under agreements to resell, Securities loaned or sold under agreements to repurchase, Loans, Deposits and Borrowings.
Within the Institutional Securities business segment, Net interest is a function of market-making strategies, client activity, and the prevailing level, term structure and volatility of interest rates. Net interest is impacted by market-making, lending and financing activities as we generally earn interest on securities held by the Firm, Securities borrowed, Securities purchased under agreements to resell, Loans and margin loans, while Borrowings, Securities loaned and Securities sold under agreements to repurchase generally incur interest expense.
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

December 2023 Form 10-K	34

Management’s Discussion and Analysis
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
Equity—Financing. We provide financing, prime brokerage and fund administration services to our clients active in the equity markets through a variety of products, including margin lending, securities lending and swaps. Results from this business are largely driven by the difference between financing income earned and financing and liquidity costs incurred, which are reflected in Net interest for securities lending products, and in Trading revenues for derivative products. Fees for providing fund administration services are reflected in Asset management revenues.
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
Institutional Securities—Other Net Revenues
Other net revenues include impacts from certain treasury functions, such as liquidity and funding costs and gains and losses on economic hedges related to certain borrowings. Other net revenues also include mark-to-market gains and losses on held-for-sale corporate loans and lending commitments, as well as net interest and gain and losses on economic hedges associated with held-for-sale and held-for-investment corporate loans and lending commitments. Also included are gains and losses from financial instruments used to economically hedge compensation expense related to certain DCP, income and losses from the equity method investment related to our Japanese securities joint venture with MUFG, as well as Investments and Other revenues that are not directly attributable to Fixed income and Equities businesses.
Compensation Expense
Compensation and benefits expenses include base salaries and fixed allowances, formulaic programs, discretionary incentive compensation, amortization of deferred cash and equity awards, changes in the fair value of DCP investments, including the Firm’s share price for certain awards, carried interest allocated to employees, severance costs, and other items such as health and welfare benefits.
The factors that drive compensation for our employees vary from period to period, from segment to segment and within a segment. For certain revenue-producing employees in the Wealth Management and Investment Management business segments, compensation is largely paid on the basis of formulaic payouts that link employee compensation to revenues. Compensation for other employees, including revenue-producing employees in the Institutional Securities business segment, include base salary and benefits and may also include incentive compensation that is determined following the assessment of the performance of the Firm, business unit and individual.
Compensation expense for DCP is recognized over the relevant vesting period and is adjusted based on the fair value of the referenced investments until distribution. Although changes in compensation expense resulting from changes in the fair value of the referenced investments will generally be offset by changes in the fair value of investments made by the Firm, there is typically a timing difference between the

35	December 2023 Form 10-K

Management’s Discussion and Analysis
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

December 2023 Form 10-K	36

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

				% Change
$ in millions	2023	2022	2021	2023	2022
Revenues
Advisory	$2,244	$2,946	$3,487	(24)%	(16)%
Equity	889	851	4,437	4%	(81)%
Fixed income	1,445	1,438	2,348	—%	(39)%
Total Underwriting	2,334	2,289	6,785	2%	(66)%
Total Investment banking	4,578	5,235	10,272	(13)%	(49)%
Equity	9,986	10,769	11,435	(7)%	(6)%
Fixed income	7,673	9,022	7,516	(15)%	20%
Other	823	(633)	610	N/M	N/M
Net revenues	23,060	24,393	29,833	(5)%	(18)%
Provision for credit losses	401	211	(7)	90%	N/M
Compensation and benefits	8,369	8,246	9,165	1%	(10)%
Non-compensation expenses	9,814	9,221	8,861	6%	4%
Total non-interest expenses	18,183	17,467	18,026	4%	(3)%
Income before provision for income taxes	4,476	6,715	11,814	(33)%	(43)%
Provision for income taxes	884	1,308	2,746	(32)%	(52)%
Net income	3,592	5,407	9,068	(34)%	(40)%
Net income applicable to noncontrolling interests	139	165	111	(16)%	49%
Net income applicable to Morgan Stanley	$3,453	$5,242	$8,957	(34)%	(41)%
Investment Banking
Investment Banking Volumes

$ in billions	2023	2022	2021
Completed mergers and acquisitions[1]	$655	$881	$1,107
Equity and equity-related offerings[2,3]	31	23	117
Fixed income offerings[2,4]	235	229	371
Source: Refinitiv data as of January 2, 2024. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Net revenues of $4,578 million in 2023 decreased 13% compared with the prior year, primarily reflecting lower Advisory revenues.
•Advisory revenues decreased primarily due to fewer completed M&A transactions on lower market volumes.
•Equity underwriting revenues increased on higher volumes, primarily in secondary offerings and convertible issuances, partially offset by lower revenues from initial public offerings.
•Fixed income underwriting revenues were relatively unchanged from the prior year, primarily reflecting higher investment-grade loan and bond issuances, offset by lower non-investment grade loan issuances.
Investment Banking continues to operate in a market environment characterized by lower completed M&A and underwriting activity amid market uncertainty, including the future path of interest rates.

See “Investment Banking Volumes” herein.
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	2023
$ in millions	Trading	Fees[1]	Net Interest[2]	All Other[3]	Total
Financing	$7,206	$524	$(2,886)	$66	$4,910
Execution services	2,919	2,235	(190)	112	5,076
Total Equity	$10,125	$2,759	$(3,076)	$178	$9,986
Total Fixed income	$7,848	$375	$(975)	$425	$7,673

	2022
$ in millions	Trading	Fees[1]	Net Interest[2]	All Other[3]	Total
Financing	$5,223	$535	$(257)	$36	$5,537
Execution services	2,947	2,462	(81)	(96)	5,232
Total Equity	$8,170	$2,997	$(338)	$(60)	$10,769
Total Fixed income	$7,711	$341	$922	$48	$9,022

	2021
$ in millions	Trading	Fees[1]	Net Interest[2]	All Other[3]	Total
Financing	$4,110	$508	$520	$8	$5,146
Execution services	3,327	2,648	(226)	540	6,289
Total Equity	$7,437	$3,156	$294	$548	$11,435
Total Fixed income	$5,098	$307	$1,835	$276	$7,516
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $9,986 million in 2023 decreased 7% compared with the prior year, reflecting decreases in Financing and Execution services.
•Financing revenues decreased primarily due to higher funding and liquidity costs compared with the prior year.
•Execution services revenues decreased primarily due to lower gains on inventory held to facilitate client activity in derivatives and cash equities and lower client activity in cash equities, partially offset by mark-to-market gains on business-related investments compared with losses in the prior year.
Fixed Income
Net revenues of $7,673 million in 2023 decreased 15% compared with the prior year, primarily reflecting a decrease in foreign exchange and commodities products.
•Global macro products revenues decreased primarily due to a decline in foreign exchange products.
•Credit products revenues decreased primarily due to lower client activity across products.

37	December 2023 Form 10-K

Management’s Discussion and Analysis
•Commodities products and other fixed income revenues decreased compared to elevated results in the prior year, primarily due to lower gains on inventory held to facilitate client activity and lower client activity.
Other Net Revenues
Other net revenues were $823 million in 2023 compared with losses of $633 million in the prior year, primarily due to lower mark-to-market losses on corporate loans held for sale, inclusive of hedges, and higher net interest income and fees on corporate loans, mark-to-market gains compared with losses in the prior year on DCP investments and impacts from liquidity and funding costs.
Provision for Credit Losses
In 2023, the Provision for credit losses on loans and lending commitments of $401 million was primarily related to deteriorating conditions in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio, and modest growth in certain other loan portfolios. The Provision for credit losses on loans and lending commitments of $211 million in 2022 was primarily driven by portfolio growth and deterioration in the macroeconomic outlook.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-Interest Expenses
Non-interest expenses of $18,183 million in 2023 increased 4% compared with the prior year due to higher Non-compensation expenses and Compensation and benefits expenses.
•Compensation and benefits expenses increased primarily due to higher expenses related to DCP and higher stock-based compensation expenses driven by the Firm’s share price movement in the prior year, partially offset by lower expenses related to outstanding deferred equity compensation.
•Non-compensation expenses increased primarily due to increased spend on technology, an FDIC special assessment of $121 million, higher legal expenses, including $249 million related to a specific matter, higher execution-related and marketing and business development expenses.

December 2023 Form 10-K	38

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

				% Change
$ in millions	2023	2022	2021	2023	2022
Revenues
Asset management	$14,019	$13,872	$13,966	1%	(1)%
Transactional[1]	3,556	2,473	4,259	44%	(42)%
Net interest	8,118	7,429	5,393	9%	38%
Other[1]	575	643	625	(11)%	3%
Net revenues	26,268	24,417	24,243	8%	1%
Provision for credit losses	131	69	11	90%	N/M
Compensation and benefits	13,972	12,534	13,090	11%	(4)%
Non-compensation expenses	5,635	5,231	4,961	8%	5%
Total non-interest expenses	19,607	17,765	18,051	10%	(2)%
Income before provision for income taxes	6,530	6,583	6,181	(1)%	7%
Provision for income taxes	1,508	1,444	1,447	4%	—%
Net income applicable to Morgan Stanley	$5,022	$5,139	$4,734	(2)%	9%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues. Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At December 31, 2023	At December 31, 2022
Total client assets[1]	$5,129	$4,187
U.S. Bank Subsidiary loans	$147	$146
Margin and other lending[2]	$21	$22
Deposits[3]	$346	$351
Annualized weighted average cost of deposits[4]
Period end	2.92%	1.59%
Period average	2.43%	0.53%

	2023	2022	2021
Net new assets	$282.3	$311.3	$437.7
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
3.Deposits reflect liabilities sourced from Wealth Management clients and other sources of funding on our U.S. Bank Subsidiaries. Deposits include sweep deposit programs, savings and other, and time deposits. As of December 31, 2023, there were no off-balance sheet amounts excluded from deposits. As of December 31, 2022, approximately $6 billion off-balance sheet amounts were excluded from deposits.
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products, excluding the effect of related hedging derivatives. The period end cost of deposits is based upon balances and rates as of December 31, 2023 and December 31, 2022. The period average is based on daily balances and rates for the year.
Net New Assets (NNA)
NNA represent client asset inflows, inclusive of interest, dividends and asset acquisitions, less client asset outflows, and exclude the impact of business combinations/divestitures and the impact of fees and commissions. The level of NNA in a given period is influenced by a variety of factors, including macroeconomic factors that impact client investment and spending behaviors, our ability to attract and retain financial advisors and clients, and timing of large idiosyncratic flows. Macroeconomic factors have had an impact on our NNA in recent periods. Should these factors continue, the growth rate of our NNA may be impacted.
Advisor-Led Channel

$ in billions	At December 31, 2023	At December 31, 2022
Advisor-led client assets[1]	$3,979	$3,392
Fee-based client assets[2]	$1,983	$1,678
Fee-based client assets as a percentage of advisor-led client assets	50%	49%

	2023	2022	2021
Fee-based asset flows[3]	$109.2	$162.8	$179.3
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
Self-Directed Channel

	At December 31, 2023	At December 31, 2022
Self-directed assets (in billions)[1]	$1,150	$795
Self-directed households (in millions)[2]	8.1	8.0

	2023	2022	2021
Daily average revenue trades (“DARTs”) (in thousands)[3]	759	864	1,161
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

	At December 31, 2023	At December 31, 2022
Workplace unvested assets (in billions)[2]	$416	$302
Number of participants (in millions)[3]	6.6	6.3
1.The workplace channel includes equity compensation solutions for companies, their executives and employees.
2.Stock plan unvested assets represent the market value of public company securities at the end of the period. The stock plan vested asset retention rate within the workplace channel, which represents the percentage of stock plan assets retained in either the self-directed or advisor-led channels following vesting, is 29%, 34% and 24% for 2023, 2022 and 2021, respectively. The rate is derived using the stock plan inflows for the previous year, less related outflows for the previous year and reported year, and dividing the result by the previous year inflows.
3.Stock plan participants represent total accounts with vested and/or unvested stock plan assets in the workplace channel. Individuals with accounts in multiple plans are counted as participants in each plan.
Net Revenues
Asset Management
Asset management revenues of $14,019 million in 2023 increased 1% compared with the prior year, reflecting the cumulative impact of positive fee-based flows, partially offset by a reduction driven by changes in client and product mix and lower average fee-based client asset levels due to declines in the markets.
See “Fee-Based Client Assets Rollforwards” herein.

39	December 2023 Form 10-K

Management’s Discussion and Analysis
Transactional Revenues
Transactional revenues of $3,556 million in 2023 increased 44% compared with the prior year, primarily due to $282 million of gains on DCP investments compared with $858 million of losses in the prior year, partially offset by lower client activity.
For further information on the impact of DCP, see “Selected Non-GAAP Financial Information” herein.
Net Interest
Net interest revenues of $8,118 million in 2023 increased 9% compared with the prior year, primarily due to the net effect of higher interest rates, partially offset by changes in deposit mix.
The level and pace of interest rate changes and other macroeconomic factors continued to impact client preferences for cash allocation to higher-yielding products and the pace of reallocation of client balances, resulting in changes in the deposit mix and associated interest expense, as well as client demand for loans. If these trends persist, net interest income could be impacted in future periods.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $131 million in 2023 was primarily related to deteriorating conditions in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio. The Provision for credit losses on loans and lending commitments was $69 million in 2022, primarily driven by portfolio growth in Residential real estate loans and deteriorating conditions in the commercial real estate sector.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-Interest Expenses
Non-interest expenses of $19,607 million in 2023 increased 10% compared with the prior year, as a result of higher Compensation and benefits expense and higher Non-compensation expense.
•Compensation and benefits expenses increased, primarily due to higher expenses related to DCP and higher salaries driven by hiring mix.
For further information on the impact of expenses related to DCP, see “Selected Non-GAAP Financial Information” herein.
•Non-compensation expenses increased, primarily driven by an FDIC special assessment of $165 million, increased spend on technology and costs related to exits of real estate.
Fee-Based Client Assets Rollforwards

$ in billions	At December 31, 2022	Inflows[1]	Outflows[2]	Market Impact[3]	At December 31, 2023
Separately managed[4]	$501	$70	$(23)	$41	$589
Unified managed	408	96	(56)	53	501
Advisor	167	29	(32)	24	188
Portfolio manager	552	98	(73)	68	645
Subtotal	$1,628	$293	$(184)	$186	$1,923
Cash management	50	60	(50)	—	60
Total fee-based client assets	$1,678	$353	$(234)	$186	$1,983

$ in billions	At December 31, 2021	Inflows[1,5]	Outflows[2]	Market Impact[3]	At December 31, 2022
Separately managed[4]	$479	$141	$(25)	$(94)	$501
Unified managed	467	76	(50)	(85)	408
Advisor	211	29	(35)	(38)	167
Portfolio manager	636	94	(67)	(111)	552
Subtotal	$1,793	$340	$(177)	$(328)	$1,628
Cash management	46	38	(34)	—	50
Total fee-based client assets	$1,839	$378	$(211)	$(328)	$1,678

$ in billions	At December 31, 2020	Inflows[1,6]	Outflows[2]	Market Impact[3]	At December 31, 2021
Separately managed[4]	$359	$86	$(20)	$54	$479
Unified managed	379	100	(54)	42	467
Advisor	177	42	(30)	22	211
Portfolio manager	509	113	(58)	72	636
Subtotal	$1,424	$341	$(162)	$190	$1,793
Cash management	48	30	(32)	—	46
Total fee-based client assets	$1,472	$371	$(194)	$190	$1,839
1.Inflows include new accounts, account transfers, deposits, dividends and interest.
2.Outflows include closed or terminated accounts, account transfers, withdrawals and client fees.
3.Market impact includes realized and unrealized gains and losses on portfolio investments.
4.Includes non-custody account values based on asset values reported on a quarter lag by third-party custodians.
5.Includes $75 billion of fee-based assets acquired in an asset acquisition in the first quarter of 2022, reflected in Separately managed.
6.Includes $43 billion of fee-based assets acquired in an asset acquisition in the third quarter of 2021, reflected in Separately managed.
Average Fee Rates1

Fee rate in bps	2023	2022	2021
Separately managed	12	12	14
Unified managed	92	94	95
Advisor	80	81	82
Portfolio manager	91	92	93
Subtotal	65	66	72
Cash management	6	6	5
Total fee-based client assets	64	65	70
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
Asset management revenues within the Wealth Management segment are primarily generated from the following types of accounts:
•Separately managed—accounts by which third party and affiliated asset managers are engaged to manage clients’ assets with investment decisions made by the asset

December 2023 Form 10-K	40

Management’s Discussion and Analysis
manager. Only one third-party asset manager strategy can be held per account.
•Unified managed—accounts that provide the client with the ability to combine separately managed accounts, mutual funds and exchange-traded funds, all in one aggregate account. Investment decisions and discretionary authority may be exercised by the client, financial advisor or portfolio manager. Also includes accounts that give the client the ability to systematically allocate assets across a wide range of mutual funds, for which the investment decisions are made by the client.
•Advisor—accounts where the investment decisions must be approved by the client, and the financial advisor must obtain approval each time a change is made to the account or its investments.
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

41	December 2023 Form 10-K

Management’s Discussion and Analysis
Investment Management
Income Statement Information

				% Change
$ in millions	2023	2022	2021	2023	2022
Revenues
Asset management and related fees	$5,231	$5,332	$5,576	(2)%	(4)%
Performance-based income and other[1]	139	43	644	N/M	(93)%
Net revenues	5,370	5,375	6,220	—%	(14)%
Compensation and benefits	2,217	2,273	2,373	(2)%	(4)%
Non-compensation expenses	2,311	2,295	2,169	1%	6%
Total non-interest expenses	4,528	4,568	4,542	(1)%	1%
Income before provision for income taxes	842	807	1,678	4%	(52)%
Provision for income taxes	199	162	356	23%	(54)%
Net income	643	645	1,322	—%	(51)%
Net income applicable to noncontrolling interests	4	(15)	(25)	127%	40%
Net income applicable to Morgan Stanley	$639	$660	$1,347	(3)%	(51)%
1.Includes Investments, Trading, Commissions and fees, Net interest and Other revenues.

Net Revenues
Asset Management and Related Fees
Asset management and related fees of $5,231 million in 2023 decreased 2% compared with the prior year, primarily due to a shift in the mix of average AUM, driven by the cumulative effect of net flows.
Asset management revenues are influenced by the level, relative mix of AUM and related fee rates. The market environment and client preferences in recent quarters have impacted the mix of our average Long-Term AUM level across certain asset classes. To the extent these conditions continue, we would expect our Asset management revenue to continue to be negatively impacted.
See “Assets Under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues increased to $139 million in 2023, from $43 million in the prior year, primarily due to mark-to-market gains in 2023 compared with losses in the prior year on DCP investments and investments in public funds, partially offset by lower accrued carried interest in certain private funds.
Non-Interest Expenses
Non-interest expenses of $4,528 million in 2023 decreased 1% from the prior year, primarily due to lower Compensation and benefits expenses.
•Compensation and benefits expenses decreased primarily due to lower expenses related to compensation associated with carried interest, partially offset by higher expenses related to DCP.
•Non-compensation expenses were relatively unchanged for the current year.

December 2023 Form 10-K	42

Management’s Discussion and Analysis
Assets Under Management or Supervision
Rollforwards

$ in billions	At Dec 31, 2022	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4,5]	At Dec 31, 2023
Equity	$259	$40	$(57)	$57	$(4)	$295
Fixed Income	173	56	(62)	11	(7)	171
Alternatives and Solutions	431	108	(91)	57	3	508
Long-Term AUM	$863	$204	$(210)	$125	$(8)	$974
Liquidity and Overlay Services	442	2,282	(2,244)	20	(15)	485
Total	$1,305	$2,486	$(2,454)	$145	$(23)	$1,459

$ in billions	At Dec 31, 2021	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At Dec 31, 2022
Equity	$395	$56	$(74)	$(106)	$(12)	$259
Fixed Income	207	66	(78)	(16)	(6)	173
Alternatives and Solutions	466	102	(83)	(47)	(7)	431
Long-Term AUM	$1,068	$224	$(235)	$(169)	$(25)	$863
Liquidity and Overlay Services	497	2,224	(2,268)	(6)	(5)	442
Total	$1,565	$2,448	$(2,503)	$(175)	$(30)	$1,305

$ in billions	At Dec 31, 2020	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4,6]	At Dec 31, 2021
Equity	$242	$100	$(85)	$34	$104	$395
Fixed Income	98	67	(55)	—	97	207
Alternatives and Solutions	153	95	(78)	51	245	466
Long-Term AUM	$493	$262	$(218)	$85	$446	$1,068
Liquidity and Overlay Services	288	1,940	(1,852)	6	115	497
Total	$781	$2,202	$(2,070)	$91	$561	$1,565
1.Inflows represent investments or commitments from new and existing clients in new or existing investment products, including reinvestments of client dividends and increases in invested capital. Inflows exclude the impact of exchanges, whereby a client changes positions within the same asset class.
2.Outflows represent redemptions from clients’ funds, transition of funds from the committed capital period to the invested capital period and decreases in invested capital. Outflows exclude the impact of exchanges, whereby a client changes positions within the same asset class.
3.Market impact includes realized and unrealized gains and losses on portfolio investments. This excludes any funds where market impact does not impact management fees.
4.Other contains both distributions and foreign currency impact for all periods. Distributions represent decreases in invested capital due to returns of capital after the investment period of a fund. It also includes fund dividends that the client has not reinvested. Foreign currency impact reflects foreign currency changes for non-U.S. dollar dominated funds.
5.In 2023, our Retail Municipal and Corporate Fixed Income business (“FIMS”) was combined with our Parametric retail customized solutions business. The impact of the change was a $6 billion movement in AUM from Fixed Income to the Alternatives and Solutions asset class included in Other.
6.The 2021 Other amounts primarily include AUM additions related to the Eaton Vance Corp. (“Eaton Vance”) acquisition.

Average AUM

$ in billions	2023	2022	2021
Equity	$279	$298	$362
Fixed income	170	186	181
Alternatives and Solutions	466	435	380
Long-Term AUM Subtotal	915	919	923
Liquidity and Overlay Services	464	462	430
Total AUM	$1,379	$1,381	$1,353
Average Fee Rates1

Fee rate in bps	2023	2022	2021
Equity	71	70	74
Fixed income	35	35	38
Alternatives and Solutions	32	34	36
Long-Term AUM	44	46	51
Liquidity and Overlay Services	13	11	5
Total AUM	34	34	37
1.Based on Asset management revenues, net of waivers, excluding performance-based fees and other non-management fees. For certain non-U.S. funds, it includes the portion of advisory fees that the advisor collects on behalf of third-party distributors. The payment of those fees to the distributor is included in Non-compensation expenses in the income statement.
Asset management and other related fees within the Investment Management segment are primarily generated from Equity, Fixed Income and the following products:
Alternatives and Solutions. Includes products in fund of funds, real estate, infrastructure, private equity and credit strategies and multi-asset portfolios, as well as systematic strategies that create custom investment solutions.
Liquidity and Overlay Services. Includes liquidity fund products, as well as overlay services, which represent investment strategies that use passive exposure instruments to obtain, offset or substitute specific portfolio exposures, beyond those provided by the underlying holdings of the fund.

43	December 2023 Form 10-K

Management’s Discussion and Analysis
Supplemental Financial Information
U.S. Bank Subsidiaries
Our U.S. Bank Subsidiaries accept deposits, provide loans to a variety of customers, including large corporate and institutional clients, as well as high to ultra-high net worth individuals, and invest in securities. Lending activity in our U.S. Bank Subsidiaries from the Institutional Securities business segment primarily includes Secured lending facilities, Commercial and Residential real estate and Corporate loans. Lending activity in our U.S. Bank Subsidiaries from the Wealth Management business segment primarily includes Securities-based lending, which allows clients to borrow money against the value of qualifying securities, and Residential real estate loans.
For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein. For a further discussion about loans and lending commitments, see Notes 9 and 14 to the financial statements.
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At December 31, 2023	At December 31, 2022
Investment securities:
Available-for-sale at fair value	$66.6	$66.9
Held-to-maturity	51.4	56.4
Total Investment securities	$118.0	$123.3
Wealth Management Loans[2]
Residential real estate	$60.3	$54.4
Securities-based lending and Other[3]	86.2	91.7
Total, net of ACL	$146.5	$146.1
Institutional Securities Loans[2]
Corporate	$10.1	$6.9
Secured lending facilities	40.8	37.1
Commercial and Residential real estate	10.7	10.2
Securities-based lending and Other	4.1	6.0
Total, net of ACL	$65.7	$60.2
Total Assets	$396.1	$391.0
Deposits[4]	$346.1	$350.6
1.Amounts exclude transactions between the bank subsidiaries, as well as deposits from the Parent Company and affiliates.
2.For a further discussion of loans in the Wealth Management and Institutional Securities business segments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein.
3.Other loans primarily include tailored lending. For a further discussion of Other loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein.
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
Compensation expense for DCP awards is calculated based on the notional value of the award granted, adjusted for changes in the fair value of the referenced investments that employees select. Compensation expense is recognized over the vesting period relevant to each separately vesting portion of deferred awards.
We invest directly, as principal, in financial instruments and other investments to economically hedge certain of our obligations under these DCP awards. Changes in the fair value of such investments, net of financing costs, are recorded in net revenues, and included in Transactional revenues in the Wealth Management business segment. Although changes in compensation expense resulting from changes in the fair value of the referenced investments will generally be offset by changes in the fair value of investments recognized in net revenues, there is typically a timing difference between the immediate recognition of gains and losses on our investments and the deferred recognition of the related compensation expense over the vesting period. While this timing difference may not be material to our Income before provision for income taxes in any individual period, it may impact the Wealth Management business segment reported ratios and operating metrics in certain periods due to potentially significant impacts to net revenues and compensation expenses. At December 31, 2023 and December 31, 2022, substantially all employee referenced investments that subjected the Firm to price risk were economically hedged.
Amounts Recognized in Compensation Expense

$ in millions	2023	2022	2021
Deferred cash-based awards	$693	$761	$810
Return on referenced investments	668	(716)	526
Total recognized in compensation expense	$1,361	$45	$1,336
Amounts Recognized in Compensation Expense by Segment

$ in millions	2023	2022	2021
Institutional Securities	$162	$(97)	$372
Wealth Management	984	11	798
Investment Management	215	131	166
Total recognized in compensation expense	$1,361	$45	$1,336

December 2023 Form 10-K	44

Management’s Discussion and Analysis
Projected Future Compensation Obligation1

$ in millions
Award liabilities at December 31, 2023[2,3]	$5,331
Fully vested amounts to be distributed by the end of February 2024[4]	(905)
Unrecognized portion of prior awards at December 31, 2023[3]	1,373
2023 performance year awards granted in 2024[3]	357
Total[5]	$6,156
1.Amounts relate to performance years 2023 and prior.
2.Balance is reflected in Other liabilities and accrued expenses in the balance sheet as of December 31, 2023.
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
Projected Future Compensation Expense1

$ in millions
Estimated to be recognized in:
2024	$534
2025	337
Thereafter	859
Total	$1,730
1.Amounts relate to performance years 2023 and prior, and do not include assumptions regarding forfeitures or assumptions about future market conditions with respect to referenced investments.
The previous table sets forth an estimate of compensation expense associated with the projected future compensation obligation. Our projected future compensation obligation and expense for DCP for performance years 2023 and prior are forward-looking statements subject to uncertainty. Actual results may be materially affected by various factors, including, among other things: the performance of each participant’s referenced investments; changes in market conditions; participants’ allocation of their deferred awards; and participant cancellations or accelerations. See “Forward-Looking Statements” and “Risk Factors” for additional information.
For further information on the Firm’s deferred stock-based plans and carried interest compensation, which are excluded from the previous tables, see Notes 2 and 19 to the financial statements.
Accounting Development Updates
The Financial Accounting Standards Board has issued certain accounting updates that apply to us. Accounting updates not listed below were assessed and determined to be either not applicable or to not have a material impact on our financial condition or results of operations upon adoption.
We adopted the following accounting update on January 1, 2024, with no material impact on our financial condition or results of operations upon adoption:

•Investments—Tax Credit Structures. This accounting update permits an election to account for tax equity investments using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received and recognized net in the income statement as a component of provision for income taxes. The update requires a separate accounting policy election to be made for each tax credit program. Additional disclosures are required regarding (i) the nature of our tax equity investments and (ii) the effect of our tax equity investments and related income tax credits on the financial condition and results of operations.

We are currently evaluating the following accounting updates; however, we do not expect a material impact on our financial condition or results of operations upon adoption:

•Income Tax Disclosures. This accounting update requires disclosure of additional information in relation to income taxes, including additional disaggregation of the income tax rate reconciliation and income taxes paid. For the income tax rate reconciliation, this update requires (1) disclosure of specific categories of reconciling items; and (2) providing additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). For income taxes paid, this update requires disclosure of information, including (1) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes; and (2) the amount of income taxes paid (net of refunds received), disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). Additionally, the update requires disclosure of (1) income (or loss) before income taxes, disaggregated between domestic and foreign; and (2) income taxes disaggregated by federal, state and foreign. The accounting update is effective for annual periods beginning January 1, 2025, with early adoption permitted.

•Segment Reporting. This accounting update requires additional reportable segment disclosures on an annual and interim basis, primarily about significant segment expenses and other segment items that are regularly provided to the

45	December 2023 Form 10-K

Management’s Discussion and Analysis
chief operating decision maker and included within the reported measure of segment profit or loss. This update does not change how operating segments are identified or aggregated, or how quantitative thresholds are applied to determine the reportable segments. The accounting update is effective for fiscal years beginning January 1, 2024, and interim periods within fiscal years beginning January 1, 2025, with early adoption permitted.

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
In determining fair value, we use various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs, and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels: wherein Level 1 represents quoted prices in active markets, Level 2 represents valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. The fair values for the substantial majority of our financial assets and liabilities carried at fair value are based on observable prices and inputs and are classified in level 1 or 2, of the fair value hierarchy. Level 3 financial assets represented 1.2% and 1.4% of our total assets, as of December 31, 2023 and December 31, 2022, respectively.
In periods of market disruption, the observability of prices and inputs, as well as market liquidity, may be reduced for many instruments, which could cause an instrument to be recategorized from Level 1 to Level 2 or from Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments carried at fair value. Imprecision in estimating unobservable market inputs or other factors can affect the amount of gain or loss recorded for a particular position. The Firm uses various methodologies and assumptions in the determination of fair value. The use of methodologies or assumptions different than those used by the Firm could result in a different estimate of fair value at the reporting date. For further information on the definition of fair value, Level 1, Level 2, Level 3 and related valuation techniques, and quantitative information about and sensitivity of significant unobservable inputs used in Level 3 fair value measurements, see Notes 2 and 4 to the financial statements.
Where appropriate, valuation adjustments are made to account for various factors, such as liquidity risk (bid-ask adjustments), credit quality, model uncertainty, concentration risk and funding, in order to arrive at fair value. For a further discussion of valuation adjustments that we apply, see Note 2 to the financial statements.
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
For both the annual and interim tests, we have the option to either (i) perform a quantitative impairment test or (ii) first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in which case, the quantitative test would be performed.
When performing a quantitative impairment test, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, the goodwill impairment loss is equal to the excess of the carrying value over the fair value,

December 2023 Form 10-K	46

Management’s Discussion and Analysis
limited by the carrying amount of goodwill allocated to that reporting unit.
The carrying value of each reporting unit is determined based on the capital allocated to the reporting unit. The estimated fair value of the reporting units is derived based on valuation techniques we believe market participants would use for each of the reporting units. The estimated fair value is generally determined by utilizing a discounted cash flow methodology. In certain instances, we may also utilize methodologies that incorporate price-to-book and price-to-earnings multiples of comparable companies.
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
See Notes 2 and 10 to the financial statements for additional information about goodwill and intangible assets.
Legal and Regulatory Contingencies
In the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a global diversified financial services institution.
Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the third-party entities that are, or would otherwise be, the primary defendants in such cases are bankrupt, in financial distress, or may not honor applicable indemnification obligations. These actions have included, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our sales and trading businesses and our activities in the capital markets.
We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital markets activities, financial products or offerings sponsored, underwritten or sold by us, wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.
We contest liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the financial statements and we can

47	December 2023 Form 10-K

Management’s Discussion and Analysis
reasonably estimate the amount of that loss or the range of loss, we accrue an estimated loss by a charge to income.
In many legal proceedings and investigations, it is inherently difficult to determine whether any loss is probable or reasonably possible, or to estimate the amount of any loss. In addition, even where we have determined that a loss is probable or reasonably possible or an exposure to loss or range of loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, we are often unable to reasonably estimate the amount of the loss or range of loss. It is particularly difficult to determine if a loss is probable or reasonably possible, or to estimate the amount of loss, where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, forfeiture, disgorgement or penalties. Numerous issues may need to be resolved in an investigation or proceeding before a determination can be made that a loss or additional loss (or range of loss or range of additional loss) is probable or reasonably possible, or to estimate the amount of loss, including through potentially lengthy discovery or determination of important factual matters, determination of issues related to class certification, the calculation of damages or other relief, and consideration of novel or unsettled legal questions relevant to the proceedings or investigations in question.
Significant judgment is required in deciding when and if to make these accruals, and the actual cost of a legal claim or regulatory fine/penalty may ultimately be materially different from the recorded accruals.
See Note 14 to the financial statements for additional information on legal contingencies.
Income Taxes
We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we have business operations. These tax laws are complex and subject to interpretation by the taxpayer and the relevant governmental taxing authorities. We must make judgments and interpretations about the application of these inherently complex tax laws and make estimates about certain items affecting taxable income when determining the provision for income taxes in the various tax jurisdictions.
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
See Note 2 to the financial statements for additional information on our significant assumptions, judgments and interpretations associated with the accounting for income taxes and Note 21 to the financial statements for additional information on our tax examinations.
Liquidity and Capital Resources
Our liquidity and capital policies are established and maintained by senior management, with oversight by the Asset/Liability Management Committee and the Board. Through various risk and control committees, senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity, interest rate and currency sensitivity of our asset and liability position. Our Corporate Treasury department (“Treasury”), Firm Risk Committee, Asset/Liability Management Committee, and other committees and control groups assist in evaluating, monitoring and managing the impact that our business activities have on our balance sheet, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board and the BRC.

December 2023 Form 10-K	48

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
Total Assets by Business Segment

	At December 31, 2023
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$72,928	$16,172	$132	$89,232
Trading assets at fair value	353,841	7,962	5,271	367,074
Investment securities	39,212	115,595	—	154,807
Securities purchased under agreements to resell	90,701	20,039	—	110,740
Securities borrowed	119,823	1,268	—	121,091
Customer and other receivables	47,333	31,237	1,535	80,105
Loans[1]	72,110	146,526	4	218,640
Goodwill	424	10,199	6,084	16,707
Intangible assets	26	3,427	3,602	7,055
Other assets[2]	14,108	12,743	1,391	28,242
Total assets	$810,506	$365,168	$18,019	$1,193,693

	At December 31, 2022
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$88,362	$39,539	$226	$128,127
Trading assets at fair value	294,884	1,971	4,460	301,315
Investment securities	40,481	119,450	—	159,931
Securities purchased under agreements to resell	102,511	11,396	—	113,907
Securities borrowed	132,619	755	—	133,374
Customer and other receivables	47,515	29,620	1,405	78,540
Loans[1]	67,676	146,105	4	213,785
Goodwill	429	10,202	6,021	16,652
Intangible assets	36	3,911	3,671	7,618
Other assets[2]	15,324	10,356	1,302	26,982
Total assets	$789,837	$373,305	$17,089	$1,180,231
1.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheet (see Note 9 to the financial statements).
2.Other assets primarily includes premises, equipment and software, ROU assets related to leases, other investments and deferred tax assets.
A substantial portion of total assets consists of cash and cash equivalents, liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from market-making, financing and prime brokerage activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio. Total assets of
$1,194 billion at December 31, 2023 were relatively unchanged from $1,180 billion at December 31, 2022.
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
The following principles guide our Liquidity Risk Management Framework:
•Sufficient liquidity resources, which consist of HQLA and cash deposits with banks (“Liquidity Resources”) should be maintained to cover maturing liabilities and other planned and contingent outflows;
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
The assumptions used in our various Liquidity Stress Test scenarios include, but are not limited to, the following:
•No government support;
•No access to equity and limited access to unsecured debt markets;

49	December 2023 Form 10-K

Management’s Discussion and Analysis
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
At December 31, 2023 and December 31, 2022, we maintained sufficient Liquidity Resources to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
Liquidity Resources
We maintain sufficient Liquidity Resources to cover daily funding needs and to meet strategic liquidity targets sized by the Required Liquidity Framework and Liquidity Stress Tests. We actively manage the amount of our Liquidity Resources considering the following components: unsecured debt maturity profile; balance sheet size and composition; funding needs in a stressed environment, inclusive of contingent cash outflows; legal entity, regional and segment liquidity requirements; regulatory requirements; and collateral requirements.
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
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2023	September 30, 2023
Cash deposits with central banks	$64,205	$66,330
Unencumbered HQLA securities[1]:
U.S. government obligations	137,635	122,110
U.S. agency and agency mortgage-backed securities	83,733	86,628
Non-U.S. sovereign obligations[2]	20,117	23,416
Other investment grade securities	678	693
Total HQLA[1]	$306,368	$299,177
Cash deposits with banks (non-HQLA)	8,136	8,190
Total Liquidity Resources	$314,504	$307,367
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered French, Japanese, U.K., German and Spanish government obligations.
Liquidity Resources by Bank and Non-Bank Legal Entities

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2023	September 30, 2023
Bank legal entities
U.S.	$132,870	$132,663
Non-U.S.	5,359	6,101
Total Bank legal entities	138,229	138,764
Non-Bank legal entities
U.S.:
Parent Company	58,494	53,681
Non-Parent Company	56,459	58,839
Total U.S.	114,953	112,520
Non-U.S.	61,322	56,083
Total Non-Bank legal entities	176,275	168,603
Total Liquidity Resources	$314,504	$307,367
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

December 2023 Form 10-K	50

Management’s Discussion and Analysis
funding, which is their projected minimum funding needs, over a one-year time horizon.
As of December 31, 2023, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2023	September 30, 2023
Eligible HQLA[1]
Cash deposits with central banks	$58,047	$60,163
Securities[2]	194,970	181,010
Total Eligible HQLA[1]	$253,017	$241,173
Net cash outflows	$196,488	$190,336
LCR	129%	127%
1.Under the LCR rule, Eligible HQLA is calculated using weightings and excluding certain HQLA held in subsidiaries.
2.Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
Net Stable Funding Ratio

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2023	September 30, 2023
Available stable funding	$555,884	$553,413
Required stable funding	465,226	468,290
NSFR	120%	118%
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
We have established longer-tenor secured funding requirements for less liquid asset classes, for which funding may be at risk in the event of a market disruption. We define highly liquid assets as government-issued or government-guaranteed securities with a high degree of fundability and less liquid assets as those that do not meet these criteria.
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
In general, we maintain a pool of liquid and easily fundable securities, which takes into account HQLA classifications consistent with LCR definitions, and other regulatory requirements, and provides a valuable future source of liquidity.
Collateralized Financing Transactions

$ in millions	At December 31, 2023	At December 31, 2022
Securities purchased under agreements to resell and Securities borrowed	$231,831	$247,281
Securities sold under agreements to repurchase and Securities loaned	$77,708	$78,213
Securities received as collateral[1]	$6,219	$9,954

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2023	December 31, 2022
Securities purchased under agreements to resell and Securities borrowed	$235,928	$261,627
Securities sold under agreements to repurchase and Securities loaned	$87,285	$77,268
1.Included within Trading assets in the balance sheet.

See “Total Assets by Business Segment” herein for additional information on the assets shown in the previous table and Notes 2 and 8 to the financial statements for additional information on collateralized financing transactions.
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

51	December 2023 Form 10-K

Management’s Discussion and Analysis
collateral maintenance policies and the elements of our Liquidity Risk Management Framework.
Unsecured Financing
We view deposits and borrowings as stable sources of funding for unencumbered securities and non-security assets. Our unsecured financings include borrowings and certificates of deposit carried at fair value, which are primarily composed of: instruments whose payments and redemption values are linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures; and instruments with various interest rate-related features, including step-ups, step-downs and zero coupons. Also included are unsecured contracts that are not classified as OTC derivatives because they fail initial net investment criteria. As part of our asset/liability management strategy, when appropriate, we use derivatives to make adjustments to the interest rate risk profile of our borrowings (see Notes 6 and 13 to the financial statements).
Deposits

$ in millions	At December 31, 2023	At December 31, 2022
Savings and demand deposits:
Brokerage sweep deposits[1]	$148,274	$202,592
Savings and other	139,978	117,356
Total Savings and demand deposits	288,252	319,948
Time deposits	63,552	36,698
Total[2]	$351,804	$356,646
1.Amounts represent balances swept from client brokerage accounts.
2.As of December 31, 2023, there were no off-balance sheet amounts excluded from deposits. As of December 31, 2022, approximately $6 billion of off-balance sheet amounts were excluded from deposits at unaffiliated financial institutions.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics relative to other sources of funding. Each category of deposits presented above has a different cost profile and clients may respond differently to changes in interest rates and other macroeconomic conditions. The decrease in total deposits in 2023 was primarily driven by a continued reduction in Brokerage sweep deposits, largely due to net outflows to alternative cash equivalent and other products, partially offset by an increase in Time deposits and Savings.
Borrowings by Remaining Maturity at December 31, 20231

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$3,188	$3,188
Original maturities greater than one year
2024	$8,915	$11,236	$20,151
2025	22,030	13,493	35,523
2026	24,516	10,907	35,423
2027	19,282	6,056	25,338
2028	11,432	9,807	21,239
Thereafter	90,635	32,235	122,870
Total greater than one year	$176,810	$83,734	$260,544
Total	$176,810	$86,922	$263,732
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.
Borrowings of $264 billion at December 31, 2023 increased from $238 billion at December 31, 2022, primarily due to issuances net of maturities and redemptions and mark-to-market adjustments on equity-linked borrowings driven by market factors.
We believe that accessing debt investors through multiple distribution channels helps provide consistent access to the unsecured markets. In addition, the issuance of borrowings with original maturities greater than one year allows us to reduce reliance on short-term credit-sensitive instruments. Borrowings with original maturities greater than one year are generally managed to achieve staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients across regions, currencies and product types.
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

December 2023 Form 10-K	52

Management’s Discussion and Analysis
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at February 16, 2024

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	A1	Stable
Rating and Investment Information, Inc.	a-1	A+	Stable
S&P Global Ratings	A-2	A-	Stable

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1+	AA-	Stable
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable
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
Common Stock Repurchases

in millions, except for per share data	2023	2022	2021
Number of shares	62	113	126
Average price per share	$85.35	$87.25	$91.13
Total	$5,300	$9,865	$11,464
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein and Note 17 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	January 16, 2024
Amount per share	$0.85
Date paid	February 15, 2024
Shareholders of record as of	January 31, 2024
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
We utilize SPEs primarily in connection with securitization activities. For information on our securitization activities, see Note 15 to the financial statements.
For information on our commitments, obligations under certain guarantee arrangements and indemnities, see Note 14 to the financial statements. For a further discussion of our lending commitments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Loans and Lending Commitments” herein.
Regulatory Requirements
Regulatory Capital Framework
We are an FHC under the BHC Act and are subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for us, including “well-capitalized” standards, and evaluates our compliance with such capital requirements. The OCC establishes similar capital requirements and standards for our U.S. Bank

53	December 2023 Form 10-K

Management’s Discussion and Analysis
Subsidiaries. The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee and also implement certain provisions of the Dodd-Frank Act. For us to remain an FHC, we must remain well-capitalized in accordance with standards established by the Federal Reserve, and our U.S. Bank Subsidiaries must remain well-capitalized in accordance with standards established by the OCC. In addition, many of our regulated subsidiaries are subject to regulatory capital requirements, including regulated subsidiaries registered as swap dealers with the CFTC or conditionally registered as security-based swap dealers with the SEC or registered as broker-dealers or futures commission merchants. For additional information on regulatory capital requirements for our U.S. Bank Subsidiaries, as well as our subsidiaries that are swap entities, see Note 16 to the financial statements.
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
Capital Buffer Requirements

	At December 31, 2023	At December 31, 2022	At December 31, 2023 and December 31, 2022
	Standardized	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	—	2.5%
SCB[1]	5.4%	5.8%	N/A
G-SIB capital surcharge[2]	3.0%	3.0%	3.0%
CCyB[3]	0%	0%	0%
Capital buffer requirement	8.4%	8.8%	5.5%
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
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At December 31, 2023	At December 31, 2022	At December 31, 2023 and December 31, 2022
		Standardized	Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	12.9%	13.3%	10.0%
Tier 1 capital ratio	6.0%	14.4%	14.8%	11.5%
Total capital ratio	8.0%	16.4%	16.8%	13.5%
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
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At December 31, 2023 and December 31, 2022, the differences between the actual and required ratios were lower under the Standardized Approach.
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

December 2023 Form 10-K	54

Management’s Discussion and Analysis
Regulatory Capital Ratios

$ in millions	Required Ratio[1]	At December 31, 2023	Required Ratio[1]	At December 31, 2022
Risk-based capital— Standardized
Common Equity Tier 1 capital		$69,448		$68,670
Tier 1 capital		78,183		77,191
Total capital		88,874		86,575
Total RWA		456,053		447,849
Common Equity Tier 1 capital ratio	12.9%	15.2%	13.3%	15.3%
Tier 1 capital ratio	14.4%	17.1%	14.8%	17.2%
Total capital ratio	16.4%	19.5%	16.8%	19.3%

$ in millions	Required Ratio[1]	At December 31, 2023	At December 31, 2022
Risk-based capital— Advanced
Common Equity Tier 1 capital		$69,448	$68,670
Tier 1 capital		78,183	77,191
Total capital		88,190	86,159
Total RWA		448,154	438,806
Common Equity Tier 1 capital ratio	10.0%	15.5%	15.6%
Tier 1 capital ratio	11.5%	17.4%	17.6%
Total capital ratio	13.5%	19.7%	19.6%

$ in millions	Required Ratio[1]	At December 31, 2023	At December 31, 2022
Leverage-based capital
Adjusted average assets[2]		$1,159,626	$1,150,772
Tier 1 leverage ratio	4.0%	6.7%	6.7%
Supplementary leverage exposure[3]		$1,429,552	$1,399,403
SLR	5.0%	5.5%	5.5%
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
Regulatory Capital

$ in millions	At December 31, 2023	At December 31, 2022	Change
Common Equity Tier 1 capital
Common shareholders’ equity	$90,288	$91,391	$(1,103)
Regulatory adjustments and deductions:
Net goodwill	(16,394)	(16,393)	(1)
Net intangible assets	(5,509)	(6,048)	539
Impact of CECL transition	124	185	(61)
Other adjustments and deductions[1]	939	(465)	1,404
Total Common Equity Tier 1 capital	$69,448	$68,670	$778
Additional Tier 1 capital
Preferred stock	$8,750	$8,750	$—
Noncontrolling interests	758	552	206
Additional Tier 1 capital	$9,508	$9,302	$206
Deduction for investments in covered funds	(773)	(781)	8
Total Tier 1 capital	$78,183	$77,191	$992
Standardized Tier 2 capital
Subordinated debt	$8,760	$7,846	$914
Eligible ACL	2,051	1,613	438
Other adjustments and deductions	(120)	(75)	(45)
Total Standardized Tier 2 capital	$10,691	$9,384	$1,307
Total Standardized capital	$88,874	$86,575	$2,299
Advanced Tier 2 capital
Subordinated debt	$8,760	$7,846	$914
Eligible credit reserves	1,367	1,197	170
Other adjustments and deductions	(120)	(75)	(45)
Total Advanced Tier 2 capital	$10,007	$8,968	$1,039
Total Advanced capital	$88,190	$86,159	$2,031
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

55	December 2023 Form 10-K

Management’s Discussion and Analysis
RWA Rollforward

$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2022	$397,275	$285,638
Change related to the following items:
Derivatives	6,065	660
Securities financing transactions	2,924	(354)
Investment securities	(1,316)	385
Commitments, guarantees and loans	(2,606)	6,903
Equity investments	1,621	1,964
Other credit risk	3,768	2,662
Total change in credit risk RWA	$10,456	$12,220
Balance at December 31, 2023	$407,731	$297,858
Market risk RWA
Balance at December 31, 2022	$50,574	$50,563
Change related to the following items:
Regulatory VaR	(3,946)	(3,946)
Regulatory stressed VaR	(5,017)	(5,017)
Incremental risk charge	94	94
Comprehensive risk measure	341	231
Specific risk	6,276	6,276
Total change in market risk RWA	$(2,252)	$(2,362)
Balance at December 31, 2023	$48,322	$48,201
Operational risk RWA
Balance at December 31, 2022	N/A	$102,605
Change in operational risk RWA	N/A	(510)
Balance at December 31, 2023	N/A	$102,095
Total RWA	$456,053	$448,154
Regulatory VaR—VaR for regulatory capital requirements

In 2023, Credit risk RWA increased under the Standardized and Advanced Approaches. Under the Standardized Approach, the increase was primarily driven by higher derivatives, higher securities financing transactions, higher equity investments, as well as an increase in Other credit risk driven by higher deferred tax assets and securitizations. These increases were partially offset by decreases in lending activity. Under the Advanced Approach, the increase was primarily driven by growth in Corporate lending, higher equity investments, higher derivatives, as well as increase in Other credit risk driven by higher deferred tax assets and securitizations.

Market risk RWA decreased in 2023 under both the Standardized and Advanced Approaches, primarily due to lower Regulatory VaR and stressed VaR driven by reductions in macro and commodities businesses, partially offset by higher Specific risk charges on securitization and non-securitization standardized charges.

Operational risk RWA in 2023 remained relatively unchanged.
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
TLAC buffer requirements are imposed on top of both the risk-based and leverage exposure-based external TLAC minimum requirements. The risk-based TLAC buffer is equal to the sum of 2.5%, our Method 1 G-SIB surcharge and the CCyB, if any, as a percentage of total RWA. The leverage exposure-based TLAC buffer is equal to 2% of our total leverage exposure. Failure to maintain the buffers would result in restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.

December 2023 Form 10-K	56

Management’s Discussion and Analysis
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At December 31, 2023	At December 31, 2022
External TLAC[2]			$250,914	$245,951
External TLAC as a % of RWA	18.0%	21.5%	55.0%	54.9%
External TLAC as a % of leverage exposure	7.5%	9.5%	17.6%	17.6%
Eligible LTD[3]			$162,547	$159,444
Eligible LTD as a % of RWA	9.0%	9.0%	35.6%	35.6%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	11.4%	11.4%
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
We are in compliance with all TLAC requirements as of December 31, 2023 and December 31, 2022.
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

57	December 2023 Form 10-K

Management’s Discussion and Analysis
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
Average Common Equity Attribution under the Required Capital Framework1

$ in billions	2023	2022	2021
Institutional Securities	$45.6	$48.8	$43.5
Wealth Management	28.8	31.0	28.6
Investment Management[2]	10.4	10.6	8.8
Parent	6.0	3.5	16.2
Total	$90.8	$93.9	$97.1
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
Resolution and Recovery Planning
We are required to submit once every two years to the Federal Reserve and the FDIC (“Agencies”) a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. We submitted our 2021 targeted resolution plan on June 30, 2021. In November 2022, we received joint feedback on our 2021 resolution plan from the Agencies. The feedback indicated that there are no shortcomings or deficiencies in our 2021 resolution plan and that we had successfully addressed a prior shortcoming identified by the Agencies in the review of our 2019 full resolution plan. We submitted our 2023 full resolution plan on June 30, 2023. For more information about resolution planning requirements, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning.”
As described in our most recent resolution plan, our preferred resolution strategy is an SPOE strategy. In line with our SPOE strategy, the Parent Company has transferred, and has agreed to transfer on an ongoing basis, certain assets to its wholly owned, direct subsidiary Morgan Stanley Holdings LLC (the “Funding IHC”). In addition, the Parent Company has entered into an amended and restated support agreement with its material entities (including the Funding IHC) and certain other subsidiaries. In the event of a resolution scenario, the Parent Company would be obligated to contribute all of its contributable assets to our supported entities and/or the Funding IHC. The Funding IHC would be obligated to provide capital and liquidity, as applicable, to our supported entities. The combined implication of the SPOE resolution strategy and the requirement to maintain certain levels of TLAC is that losses in resolution would be imposed on the holders of eligible LTD and other forms of eligible TLAC issued by the Parent Company before any losses are imposed on creditors of our supported entities and without requiring taxpayer or government financial support.
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
With the cessation of publication of U.S. dollar LIBOR rates on a representative basis as of June 30, 2023, all LIBOR publications have ceased on a representative basis. However, the one-, three- and six-month U.S. dollar LIBOR and three-month sterling LIBOR rates are being published for a limited period for use in legacy transactions on the basis of a

December 2023 Form 10-K	58

Management’s Discussion and Analysis
synthetic methodology (known as “synthetic LIBOR”). Publication of the three-month synthetic sterling LIBOR will cease at the end of March 2024 and publication of the one-, three- and six-month synthetic U.S. dollar LIBOR will cease at the end of September 2024.
As of December 31, 2023, a significant majority of our U.S. dollar LIBOR-referenced contracts contained fallback provisions or otherwise had a path that allowed for the transition to an alternative reference rate following the cessation of the applicable U.S. dollar LIBOR rate. We continue to execute against our Firmwide IBOR transition plan to complete the transition in all relevant markets to alternative reference rates.
See also “Risk Factors—Risk Management” for a further discussion of risks related to the planned replacement of the IBORs and/or reform of other interest rate benchmarks and related risks.
FDIC Final Rulemaking on Special Assessment
Following the failures of certain banks and resulting losses to the FDIC’s Deposit Insurance Fund in the first half of 2023, the FDIC adopted a final rule on November 16, 2023 to implement a special assessment to recover the cost associated with protecting uninsured depositors. Under the final rule, the assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The $5 billion exclusion is applied once to the aggregate uninsured deposits of our U.S. Bank Subsidiaries. The final rule provides that, starting in 2024, the FDIC will collect the special assessment at a quarterly rate of 3.36 basis points over eight quarterly assessment periods, subject to change depending on any adjustments to the loss estimate, mergers, failures, or amendments to reported estimates of uninsured deposits. We recorded the cost of the entire special assessment of $286 million in Non-interest expenses when the final rule was published in the Federal Register, in the fourth quarter of 2023.
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

Based on our current understanding of the Basel III Endgame Proposal, we estimate that, if the Expanded Approach had applied on a fully phased-in basis as of December 31, 2023, and in the absence of taking any actions to mitigate its impact, our Expanded Approach RWAs as of that date would have been approximately 40% higher than our actual Standardized Approach RWAs as of that date.

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

59	December 2023 Form 10-K

Management’s Discussion and Analysis
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

December 2023 Form 10-K	60

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
We have policies and procedures in place to identify, measure, monitor, escalate, mitigate and control the principal risks involved in the activities of the Institutional Securities, Wealth Management and Investment Management business segments, as well as at the Parent Company level. The principal risks involved in our business activities are both financial and non-financial and include market (including non-trading risks), credit, liquidity, model, operational (including cybersecurity), compliance (including conduct), financial crime, strategic and reputational risks. Strategic risk is integrated into our business planning, embedded in the evaluation of all principal risks and overseen by the Board.
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
Our risk appetite defines the aggregate level and types of risk that the Firm is willing to accept to achieve its business objectives, taking into account the interests of clients and fiduciary duties to shareholders, as well as capital and other regulatory requirements. This risk appetite is embedded in our risk culture and linked to our short-term and long-term strategic, capital and financial plans, as well as compensation programs. This risk appetite and the related Board-level risk limits and risk tolerance statements are reviewed and approved by the BRC and the Board on at least an annual basis.
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
2.Committees include the Securities Risk Committee, Wealth Management Risk Committee and Investment Management Risk Committee.

61	December 2023 Form 10-K

Risk Disclosures
Morgan Stanley Board of Directors
The Board has oversight of the ERM framework and is responsible for helping to ensure that our risks are managed in a sound manner. The Board has authorized the committees within the ERM framework to help facilitate our risk oversight responsibilities. As set forth in the Board’s Corporate Governance Policies, the Board also oversees, and receives reports on, our financial performance, strategy and business plans, as well as our practices and procedures relating to reputational and franchise risk, and culture, values and conduct.
Risk Committee of the Board
The BRC assists the Board in its oversight of the ERM framework; oversees significant financial risk exposures of the Firm, including market, credit, model and liquidity risk, against established risk measurement methodologies and the steps management has taken to monitor and control such exposures; oversees our risk appetite statement, including risk tolerance levels and limits; reviews capital, liquidity and funding strategy and planning and related guidelines and policies; reviews the contingency funding plan and capital planning process; oversees our significant risk governance, risk management and risk assessment guidelines and policies; oversees the performance of the Chief Risk Officer; reviews reports from our Strategic Transactions Committee, CCAR Committee and RRP Committee; reviews significant new product risk, emerging risks, regulatory matters and climate risk; and reviews reports from the Chief Audit Officer regarding the results of reviews and assessments of the risk management, liquidity and capital functions. The BRC reports to the Board on a regular basis and coordinates with the Board and other Board committees with respect to oversight of risk management and risk assessment guidelines.
Audit Committee of the Board
The BAC oversees the integrity of our financial statements, compliance with legal and regulatory requirements, and system of internal controls; oversees risk management and risk assessment guidelines in coordination with the Board and other Board committees; reviews the major legal, compliance and financial crime risk exposures of the Firm and the steps management has taken to monitor and control such exposures; appoints, compensates, retains, oversees, evaluates and, when appropriate, replaces the independent auditor; oversees the qualifications, performance and independence of our independent auditor and pre-approves audit and permitted non-audit services; oversees the performance of our Chief Audit Officer; and, after review, recommends to the Board the acceptance and inclusion of the annual audited financial statements in the Firm’s annual report on Form 10-K. The BAC reports to the Board on a regular basis.
Operations and Technology Committee of the Board
The BOTC oversees our operations and technology strategy and significant investments in support of such strategy; oversees operational risk, including information technology, information security, fraud, third-party oversight, business disruption and resilience and cybersecurity risks and the steps management has taken to monitor and control such exposures. The BOTC reviews and approves significant operations and technology policies. The BOTC also reviews risk management and risk assessment guidelines in coordination with the Board and other Board committees, and policies regarding operational risk. The BOTC reports to the Board on a regular basis.
Firm Risk Committee
The Board has also authorized the Firm Risk Committee (“FRC”), a management committee appointed and co-chaired by the Chief Executive Officer and Chief Risk Officer, which includes the most senior officers of the Firm from the business, independent risk functions and control groups, to help oversee the ERM framework. The FRC’s responsibilities include: oversight of our risk management principles, procedures, limits and tolerances; the monitoring of capital levels and material market, credit, model, operational, liquidity, legal, compliance and reputational risk matters, and other risks, as appropriate; and the steps management has taken to monitor and manage such risks. The FRC also establishes and communicates risk appetite, including aggregate Firm limits and tolerances, as appropriate. The Governance Process Review Subcommittee of the FRC oversees governance and process issues on behalf of the FRC. The FRC reports to the Board, the BAC, the BOTC and the BRC through the Chief Risk Officer, Chief Financial Officer, Chief Legal Officer and Head of Non-Financial Risk.
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

December 2023 Form 10-K	62

Risk Disclosures
Chief Risk Officer
The Chief Risk Officer, who is independent of business units, reports to the BRC and the Chief Executive Officer. The Chief Risk Officer oversees compliance with our risk limits; approves exceptions to our risk limits; independently reviews material market, credit, model and liquidity risks; and reviews results of risk management processes with the Board, the BRC, the BOTC and the BAC, as appropriate. The Chief Risk Officer also coordinates with the Head of NFR regarding non-financial risk, the Chief Financial Officer and the Chief Executive Officer regarding capital and liquidity management and works with the Compensation, Management Development and Succession Committee of the Board to help ensure that the structure and design of incentive compensation arrangements do not encourage unnecessary and excessive risk taking.
Head of Non-Financial Risk

The Head of Non-Financial Risk, who is independent of business units, reports to the Chief Legal Officer and Chief Administrative Officer. The Head of Non-Financial Risk oversees the compliance, financial crimes and operational risk management functions; independently reviews non-financial risks, including compliance (including conduct), financial crimes, and operational (including cybersecurity) risks, as well as material regulatory risks; and reviews results of risk management processes with the Board, the BAC, the BOTC and the BRC as appropriate. The Head of Non-Financial Risk also coordinates with the Chief Risk Officer regarding financial risks.
Independent Risk Management Functions
The Financial Risk Management functions (Market Risk, Credit Risk, Model Risk and Liquidity Risk Management Departments) and Non-Financial Risk Management functions (Compliance, Global Financial Crimes, and Operational Risk Departments) are independent of our business units and report to the Chief Risk Officer and Head of Non-Financial Risk, respectively. These functions assist senior management and the FRC in monitoring and controlling our risk through a number of control processes. Each function maintains its own risk governance structure with specified individuals and committees responsible for aspects of managing risk. Further discussion about the responsibilities of the risk management functions may be found under “Market Risk,” “Credit Risk,” “Operational Risk,” “Model Risk” and “Liquidity Risk” and “Legal, Regulatory and Compliance Risk” herein.
Support and Control Groups
Our support and control groups include, but are not limited to, Legal, the Finance Division, Technology, the Operations Division, the Human Capital Management & Global Services Division (“HCMGS”), Firm Strategy and Execution. Our support and control groups coordinate with the business segment control groups to review the risk monitoring and risk management policies and procedures relating to, among other things, controls over financial reporting and disclosure; each business segment’s market, credit and operational risk profile; liquidity risks; model risks; sales practices; reputational, legal enforceability, compliance and regulatory risks; and technological risks. Participation by the senior officers of the Firm and business segment control groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo thorough review.
Internal Audit Department
The Internal Audit Department (“IAD”) independently identifies and assesses risks facing the Firm and provides independent, objective and timely assurance to stakeholders about the effectiveness of risk management, governance and controls over key risks within the Firm’s businesses and functions. IAD develops and executes a comprehensive risk-based assurance plan to fulfill its role and purpose, which includes assessing compliance with policies, procedures and laws and regulations. IAD may also conduct other activities, such as retrospective reviews, pre-implementation reviews and investigations as requested by the BAC, senior management or the Firm’s regulators.
IAD executes its activities in accordance with the mandatory elements of The Institute of Internal Auditors’ International Professional Practices Framework as well as the Firm’s Code of Ethics and Business Conduct, regulatory requirements, and IAD’s policies, procedures, standards and guidance. The Chief Audit Officer, who reports functionally to the BAC and administratively to the Firm’s Chief Executive Officer, communicates the results of IAD activities to the BAC on a quarterly basis and periodically to the BRC and BOTC.
Culture, Values and Conduct of Employees
Employees of the Firm are accountable for conducting themselves in accordance with our core values: Put Clients First, Do the Right Thing, Lead with Exceptional Ideas, Commit to Diversity and Inclusion, and Give Back. We are committed to reinforcing and confirming adherence to our core values through our governance framework, tone from the top, management oversight, risk management and controls, and three lines of defense structure (business, Independent Risk Management functions such as Financial Risk Management and Non-Financial Risk Management, and Internal Audit).
The Board is responsible for overseeing the Firm’s practices and procedures relating to culture, values and conduct, as set forth in the Board’s Corporate Governance Policies. Senior management committees oversee the Firmwide culture, values and conduct program and report regularly to the Board. A fundamental building block of these programs is the Firm’s Code of Conduct, which establishes standards for employee conduct that further reinforce the Firm’s commitment to integrity and ethical conduct. Every new hire and every

63	December 2023 Form 10-K

Risk Disclosures
employee annually is required to certify to their understanding of and adherence to the Code of Conduct. The Firm’s Global Conduct Risk Management Policy also sets out a consistent global framework for managing conduct risk (i.e., the risk arising from misconduct by employees or contingent workers) and conduct risk incidents at the Firm.
The employee annual performance review process includes evaluation of employee conduct related to risk management practices and the Firm’s expectations. We also have several mutually reinforcing processes to identify employee conduct that may have an impact on employment status, current-year compensation and/or prior-year compensation. For example, the Global Incentive Compensation Discretion Policy sets forth standards for managers when making annual compensation decisions and specifically provides that managers must consider whether their employees effectively managed and/or supervised risk control practices during the performance year. Control function management meets to discuss employees whose conduct is not in line with our expectations. These results are incorporated into identified employees’ performance reviews and compensation and promotion decisions.
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
Risk Limits Framework
Risk limits and quantitative metrics provide the basis for monitoring risk-taking activity and avoiding outsized risk taking. Our risk-taking capacity is sized through the Firm’s capital planning process where losses are estimated under the Firm’s BHC Severely Adverse stress testing scenario. We also maintain a comprehensive suite of risk limits and quantitative metrics to support and implement our risk-appetite statement. Our risk limits support linkages between the overall risk appetite, which is reviewed by the Board, and more granular risk-taking decisions and activities.
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
To execute these responsibilities, the Market Risk Department monitors our risk against limits on aggregate risk exposures, performs a variety of risk analyses, routinely reports risk summaries, and maintains our VaR and scenario analysis systems. Market risk is also monitored through various measures: by use of statistics (including VaR and related analytical measures), by measures of position size and sensitivity, and through routine stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors and scenarios designed by the Market Risk Department in collaboration with the business units. The material risks identified by these processes are summarized in reports produced by the Market Risk

December 2023 Form 10-K	64

Risk Disclosures
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
We are exposed to equity price, correlation and implied volatility risk as a result of making markets in equity securities and derivatives and maintaining other positions, including positions in non-public entities. Positions in non-public entities may include, but are not limited to, exposures to private equity, venture capital, private partnerships, real estate funds and other funds. Such positions are less liquid, have longer investment horizons and are more difficult to hedge than listed equities.
We are exposed to foreign exchange rate, correlation and implied volatility risk as a result of making markets in foreign currencies and foreign currency derivatives, from maintaining foreign exchange positions and from holding non-U.S. dollar-denominated financial instruments.
We are exposed to commodity price and implied volatility risk as a result of market-making activities in commodity products related primarily to electricity, natural gas, oil and precious metals. Commodity exposures are subject to periods of high price volatility as a result of changes in supply and demand. These changes can be caused by weather conditions, physical production and transportation, or geopolitical and other events that affect the available supply and level of demand for these commodities.
We manage our trading positions by employing a variety of risk-mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). Hedging activities may not always provide effective mitigation against trading losses due to differences in the terms, specific characteristics or other basis risks that may exist between the hedge instrument and the risk exposure that is being hedged.
We manage the market risk associated with our trading activities on a Firmwide basis, on a worldwide trading division level and on an individual product basis. We manage and monitor our market risk exposures in such a way as to maintain a portfolio that we believe is well diversified in the aggregate with respect to market risk factors and that reflects our aggregate risk tolerance as established by our senior management.
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
We estimate VaR using a model based on a one-year equal-weighted historical simulation for general market risk factors and name-specific risk in corporate equities and related derivatives, and Monte Carlo simulation for name-specific risk in bonds, loans and related derivatives. The model constructs a distribution of hypothetical daily changes in the value of trading portfolios based on historical observation of daily changes in key market indices or other market risk factors, and information on the sensitivity of the portfolio values to these market risk factor changes.
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

65	December 2023 Form 10-K

Risk Disclosures
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
95%/One-Day Management VaR

	2023
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$29	$34	$43	$27
Equity price	19	24	38	15
Foreign exchange rate	6	9	18	5
Commodity price	11	17	35	10
Less: Diversification benefit[2]	(27)	(40)	N/A	N/A
Primary Risk Categories	$38	$44	$60	$33
Credit Portfolio	25	21	25	18
Less: Diversification benefit[2]	(22)	(15)	N/A	N/A
Total Management VaR	$41	$50	$72	$41

	2022
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$37	$31	$43	$21
Equity price	16	23	41	16
Foreign exchange rate	10	8	19	3
Commodity price	26	27	41	15
Less: Diversification benefit[2]	(36)	(40)	N/A	N/A
Primary Risk Categories	$53	$49	$65	$31
Credit Portfolio	19	15	19	12
Less: Diversification benefit[2]	(9)	(11)	N/A	N/A
Total Management VaR	$63	$53	$74	$32
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
Average Total Management VaR and Average Management VaR for the Primary Risk Categories decreased in 2023 from 2022 primarily due to reduced exposure in the Commodity price risk category and lower market volatility.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy. There were 16 trading loss days in 2023, one of which exceeded 95% Total Management VaR, compared to 15 trading loss days in 2022, none of which exceeded 95% Total Management VaR.

December 2023 Form 10-K	66

Risk Disclosures
Daily 95%/One-Day Total Management VaR for 2023
($ in millions)
Daily Net Trading Revenues for 2023
($ in millions)
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
Credit Spread Risk Sensitivity1

$ in millions	At December 31, 2023	At December 31, 2022
Derivatives	$6	$7
Borrowings carried at fair value	48	39
1.Amounts represent the potential gain for each 1 bps widening of our credit spread.
Credit spread risk sensitivity for borrowings carried at fair value at December 31, 2023 increased from December 31, 2022, primarily driven by debt issuances and credit spread tightening.

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
Wealth Management Net Interest Income Sensitivity Analysis

$ in millions	At December 31, 2023	At December 31, 2022
Basis point change
+100	$585	$643
-100	(609)	(745)
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
We do not manage to any single rate scenario but rather manage net interest income in our Wealth Management business segment across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates and includes subjective assumptions regarding customer and market re-pricing behavior and other factors.
Our Wealth Management business segment balance sheet is asset sensitive, given assets reprice faster than liabilities, resulting in higher net interest income in increasing interest rate scenarios. The level of interest rates may impact the amount of deposits held at the Firm, given competition for deposits from other institutions and alternative cash-equivalent products available to depositors. Further, rising interest rates could also impact client demand for loans. Net interest income sensitivity to interest rates at December 31, 2023 decreased from December 31, 2022, primarily driven by the effects of changes in the mix of our assets and liabilities.

67	December 2023 Form 10-K

Risk Disclosures
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At December 31, 2023	At December 31, 2022
Investments related to Investment Management activities	$481	$431
Other investments:
MUMSS	134	143
Other Firm investments	399	378
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
•acting as clearing broker for listed and over-the-counter derivatives whereby we guarantee client performance to clearinghouses;
•providing short- or long-term funding that is secured by physical or financial collateral, including, but not limited to, real estate and marketable securities, whose value may at times be insufficient to fully cover the repayment amount;
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
•securities-based lending and other forms of secured loans, including tailored lending to ultra-high net worth clients, that are in most cases secured by various types of collateral, including marketable securities, private investments, commercial real estate and other financial assets;
•single-family residential mortgage loans in conforming, non-conforming or HELOC form, primarily to existing Wealth Management clients; and
•employee loans granted primarily to recruit certain Wealth Management representatives.
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

December 2023 Form 10-K	68

Risk Disclosures
parameters (e.g., probability of default and loss given default), recovery rates and expected losses in order to assess the impact of stresses on exposures, profit and loss, and our capital position. Stress tests are conducted in accordance with our established policies and procedures.
Credit Evaluation
The evaluation of corporate and institutional counterparties and borrowers includes assigning credit ratings, which reflect an assessment of an obligor’s probability of default and loss given default. Credit evaluations typically involve the assessment of financial statements; leverage; liquidity; capital strength; asset composition and quality; market capitalization; access to capital markets; adequacy of collateral, if applicable; and, in the case of certain loans, cash flow projections and debt service requirements. The CRM also evaluates strategy, market position, industry dynamics, management and other factors such as country risks and legal and contingent risks that could affect the obligor’s risk profile. Additionally, the CRM evaluates the relative position of our exposure in the borrower’s capital structure and relative recovery prospects, as well as other structural elements of the particular transaction. The underwriting of commercial real estate loans includes, but is not limited to, review of the property type, LTV ratio, occupancy levels, debt service ratio, prevailing capitalization rates and market dynamics.
The evaluation of consumer borrowers is tailored to the specific type of lending. Securities-based loans are evaluated based on factors that include, but are not limited to, the amount of the loan and the amount, quality, diversification, price volatility and liquidity of the collateral. The underwriting of residential real estate loans includes, but is not limited to, review of the obligor’s debt-to-income ratio, net worth, liquidity, collateral, LTV ratio and industry standard credit-scoring models (e.g., FICO scores). Subsequent credit monitoring for individual loans is performed at the portfolio level, and collateral values are monitored on an ongoing basis.
Credit risk metrics assigned to our borrowers during the evaluation process are incorporated into the CRM maintenance of the allowance for credit losses. Such allowance serves as a reserve for expected inherent losses, as well as expected losses related to loans identified as impaired. For more information on the allowance for credit losses, see Notes 2 and 9 to the financial statements.
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
In connection with our derivatives trading activities, we generally enter into master netting agreements and collateral arrangements with counterparties. These agreements provide us with the ability to demand collateral, as well as to liquidate collateral and offset receivables and payables covered under the same master agreement in the event of a counterparty default. A collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 8 to the financial statements for additional information about our collateralized transactions.
Loans and Lending Commitments

	At December 31, 2023
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$6,758	$11,862	$—	$18,620
Secured lending facilities	39,498	3,161	—	42,659
Commercial and Residential real estate	8,678	209	3,331	12,218
Securities-based lending and Other	2,818	—	4,402	7,220
Total Institutional Securities	57,752	15,232	7,733	80,717
Wealth Management:
Residential real estate	60,375	22	—	60,397
Securities-based lending and Other	86,423	1	—	86,424
Total Wealth Management	146,798	23	—	146,821
Total Investment Management[2]	4	—	455	459
Total loans	204,554	15,255	8,188	227,997
ACL	(1,169)			(1,169)
Total loans, net of ACL	$203,385	$15,255	$8,188	$226,828
Lending commitments[3]				$149,973
Total exposure				$376,801

	At December 31, 2022
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$6,589	$10,634	$—	$17,223
Secured lending facilities	35,606	3,176	6	38,788
Commercial and Residential real estate	8,515	926	2,548	11,989
Securities-based lending and Other	2,865	39	5,625	8,529
Total Institutional Securities	53,575	14,775	8,179	76,529
Wealth Management:
Residential real estate	54,460	4	—	54,464
Securities-based lending and Other	91,797	9	—	91,806
Total Wealth Management	146,257	13	—	146,270
Total Investment Management[2]	4	—	218	222
Total loans	199,836	14,788	8,397	223,021
ACL	(839)			(839)
Total loans, net of ACL	$198,997	$14,788	$8,397	$222,182
Lending commitments[3]				$136,960
Total exposure				$359,142
Total exposure—consists of Total loans, net of ACL, and Lending commitments
1.FVO includes the fair value of certain unfunded lending commitments.
2.Investment Management business segment loans are related to certain of our activities as an investment adviser and manager. Loans held at fair value are the result of the consolidation of investment vehicles (including CLOs) managed by

69	December 2023 Form 10-K

Risk Disclosures
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
In 2023, total loans and lending commitments increased by approximately $18 billion, primarily due to an increase in Corporate lending and Secured lending facilities within the Institutional Securities business segment.
See Notes 4, 5, 9 and 14 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	2023
ACL—Loans
Beginning balance	$839
Gross charge-offs	(167)
Recoveries	2
Net (charge-offs) recoveries	(165)
Provision for credit losses	488
Other	7
Ending balance	$1,169
ACL—Lending commitments
Beginning balance	$504
Provision for credit losses	44
Other	3
Ending balance	$551
Total ending balance	$1,720
Provision for Credit Losses by Business Segment

	Year Ended December 31, 2023
$ in millions	IS	WM	Total
Loans	$356	$132	$488
Lending commitments	45	(1)	44
Total	$401	$131	$532
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
The allowance for credit losses for loans and lending commitments increased in 2023, primarily related to deteriorating conditions in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio, and modest growth in certain other loan portfolios. Charge-offs in 2023 were primarily related to Commercial real estate and Corporate loans.
The base scenario used in our ACL models as of December 31, 2023 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models, and assumes slow economic growth in 2024, followed by a gradual improvement in 2025. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product (“GDP”).
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2024	4Q 2025
Year-over-year growth rate	0.9%	2.0%
See Note 2 to the financial statements for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At December 31, 2023		At December 31, 2022
	IS	WM	IS	WM
Accrual	98.9%	99.8%	99.3%	99.9%
Nonaccrual[1]	1.1%	0.2%	0.7%	0.1%
1.Nonaccrual loans are loans where principal or interest is not expected when contractually due or are past due 90 days or more.
Net Charge-off Ratios for Loans Held for Investment

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
2023
Net charge-off ratio[1]	0.47%	—%	1.50%	—%	—%	0.08%
Average loans	$7,062	$37,702	$8,590	$57,177	$91,126	$201,657
2022
Net charge-off ratio[1]	(0.09)%	0.01%	0.09%	—%	0.02%	0.01%
Average loans	$6,544	$33,172	$8,234	$49,937	$93,427	$191,314
2021
Net charge-off ratio[1]	0.44%	0.24%	0.38%	—%	0.01%	0.08%
Average loans	$5,184	$27,833	$7,089	$39,111	$75,230	$154,447
CRE—Commercial real estate
SBL—Securities-based lending
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.

December 2023 Form 10-K	70

Risk Disclosures
Institutional Securities Loans and Lending Commitments1

	At December 31, 2023
	Contractual Years to Maturity
$ in millions	< 1	1-5	5-15	>15	Total
Loans
AA	$3	$11	$216	$—	$230
A	1,054	950	182	—	2,186
BBB	7,117	10,076	346	—	17,539
BB	11,723	16,367	1,775	277	30,142
Other NIG	9,586	12,961	2,924	156	25,627
Unrated[2]	111	1,036	62	2,910	4,119
Total loans, net of ACL	29,594	41,401	5,505	3,343	79,843
Lending commitments
AAA	—	50	—	—	50
AA	2,610	3,064	154	—	5,828
A	7,704	21,256	593	—	29,553
BBB	9,161	46,304	106	—	55,571
BB	4,069	16,431	1,594	414	22,508
Other NIG	1,916	13,842	1,077	3	16,838
Unrated[2]	6	7	—	—	13
Total lending commitments	25,466	100,954	3,524	417	130,361
Total exposure	$55,060	$142,355	$9,029	$3,760	$210,204

	At December 31, 2022
	Contractual Years to Maturity
$ in millions	< 1	1-5	5-15	>15	Total
Loans
AA	$66	$—	$139	$—	$205
A	1,331	787	185	—	2,303
BBB	5,632	10,712	465	—	16,809
BB	11,045	19,219	796	162	31,222
Other NIG	7,274	10,249	3,945	139	21,607
Unrated[2]	95	924	624	2,066	3,709
Total loans, net of ACL	25,443	41,891	6,154	2,367	75,855
Lending commitments
AAA	—	50	—	—	50
AA	2,515	2,935	11	—	5,461
A	5,030	19,717	202	330	25,279
BBB	10,263	39,615	566	—	50,444
BB	3,691	17,656	1,416	96	22,859
Other NIG	1,173	13,872	530	—	15,575
Unrated[2]	—	20	—	3	23
Total lending commitments	22,672	93,865	2,725	429	119,691
Total exposure	$48,115	$135,756	$8,879	$2,796	$195,546
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At December 31, 2023	At December 31, 2022
Financials	$57,804	$54,222
Real estate	35,342	32,358
Industrials	18,056	14,557
Communications services	15,301	15,336
Healthcare	14,274	12,353
Information technology	12,430	13,790
Consumer discretionary	12,190	11,592
Utilities	11,522	10,542
Consumer staples	9,305	7,823
Energy	9,156	9,115
Materials	6,503	6,102
Insurance	6,486	5,925
Other	1,835	1,831
Total exposure	$210,204	$195,546
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial and Residential real estate, and Securities-based lending and Other. As of December 31, 2023 and December 31, 2022, over 90% of our total lending exposure, which consists of loans and lending commitments, is investment grade and/or secured by collateral.
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
Secured lending facilities include loans provided to clients, which are collateralized by various assets, including residential and commercial real estate mortgage loans, investor commitments for capital calls, corporate loans and other assets. These facilities generally provide for overcollateralization. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement and/or a decline in the underlying collateral value. The Firm monitors collateral levels against the requirements of lending agreements. See Note 15 to the financial statements for information about our securitization activities.

71	December 2023 Form 10-K

Risk Disclosures
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
Institutional Securities Event-Driven Loans and Lending Commitments

	At December 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$1,974	$2,564	$2,580	$7,118
Lending commitments	3,564	685	549	4,798
Total exposure	$5,538	$3,249	$3,129	$11,916

	At December 31, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,385	$1,441	$2,771	$6,597
Lending commitments	3,079	861	603	4,543
Total exposure	$5,464	$2,302	$3,374	$11,140
Event-driven loans and lending commitments are associated with certain underwritings and/or syndications to finance a specific transaction, such as merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.
Institutional Securities Loans and Lending Commitments Held for Investment

	At December 31, 2023
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,758	$91,752	$98,510
Secured lending facilities	39,498	15,589	55,087
Commercial real estate	8,678	266	8,944
Other	2,818	915	3,733
Total, before ACL	$57,752	$108,522	$166,274
ACL	$(874)	$(533)	$(1,407)

	At December 31, 2022
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,589	$79,882	$86,471
Secured lending facilities	35,606	12,803	48,409
Commercial real estate	8,515	374	8,889
Other	2,865	985	3,850
Total, before ACL	$53,575	$94,044	$147,619
ACL	$(674)	$(484)	$(1,158)
Institutional Securities Commercial Real Estate Loans and Lending Commitments
By Region

	At December 31, 2023			At December 31, 2022
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Americas	$5,410	$289	$5,699	$6,320	$378	$6,698
EMEA	3,127	56	3,183	3,040	79	3,119
Asia	485	—	485	445	5	450
Total	$9,022	$345	$9,367	$9,805	$462	$10,267
By Property Type

	At December 31, 2023			At December 31, 2022
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Office	$3,310	$186	$3,496	$3,861	$301	$4,162
Industrial	2,435	5	2,440	2,561	25	2,586
Multifamily	1,715	74	1,789	1,889	85	1,974
Retail	842	7	849	659	6	665
Hotel	718	73	791	780	45	825
Other	2	—	2	55	—	55
Total	$9,022	$345	$9,367	$9,805	$462	$10,267
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
As of December 31, 2023 and December 31, 2022, our lending against commercial real estate (“CRE”) properties totaled $9.4 billion and $10.3 billion within the Institutional Securities business segment, which represents 4.5% and 5.3% of total exposure reflected in the Institutional Securities Loans and Lending Commitments table above. Those CRE loans are originated for experienced sponsors and are generally secured by specific institutional CRE properties. In many cases, loans are subsequently syndicated or securitized on a full or partial basis, reducing our ongoing exposure.
In addition to the amounts included in the table above, we provide certain secured lending facilities which are typically collateralized by pooled CRE mortgage loans and are included in Secured lending facilities in the Institutional Securities Loans and Lending Commitments Held for Investment table above. These secured lending facilities benefit from structural protections including cross-collateralization and diversification across property types.

December 2023 Form 10-K	72

Risk Disclosures
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

	Year Ended December 31, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Other	Total
ACL—Loans
Beginning balance	$235	$153	$275	$11	$674
Gross charge-offs	(34)	—	(129)	(1)	(164)
Recoveries	1	—	—	—	1
Net (charge-offs) recoveries	(33)	—	(129)	(1)	(163)
Provision (release)	37	—	314	5	356
Other	2	—	3	2	7
Ending balance	$241	$153	$463	$17	$874
ACL—Lending commitments
Beginning balance	$411	$51	$15	$7	$484
Provision (release)	16	18	11	—	45
Other	4	1	—	(1)	4
Ending balance	$431	$70	$26	$6	$533
Total ending balance	$672	$223	$489	$23	$1,407
CRE—Commercial real estate
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance before Allowance

	At December 31, 2023	At December 31, 2022
Corporate	3.6%	3.6%
Secured lending facilities	0.4%	0.4%
Commercial real estate	5.3%	3.2%
Securities-based lending and Other	0.6%	0.4%
Total Institutional Securities loans	1.5%	1.3%
Wealth Management Loans and Lending Commitments

	At December 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$76,923	$7,679	$1,494	$133	$86,229
Residential real estate loans	1	91	1,255	58,950	60,297
Total loans, net of ACL	$76,924	$7,770	$2,749	$59,083	$146,526
Lending commitments	16,312	2,937	19	344	19,612
Total exposure	$93,236	$10,707	$2,768	$59,427	$166,138

	At December 31, 2022
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other loans	$80,526	$9,371	$1,692	$140	$91,729
Residential real estate loans	1	32	1,375	52,968	54,376
Total loans, net of ACL	$80,527	$9,403	$3,067	$53,108	$146,105
Lending commitments	12,408	4,501	37	323	17,269
Total exposure	$92,935	$13,904	$3,104	$53,431	$163,374
The principal Wealth Management business segment lending activities include Securities-based lending and Residential real estate loans.
Securities-based lending allows clients to borrow money against the value of qualifying securities, generally for any purpose other than purchasing, trading or carrying securities or refinancing margin debt. We establish approved credit lines against qualifying securities and monitor limits daily and, pursuant to such guidelines, require customers to deposit additional collateral, or reduce debt positions, when necessary. These credit lines are primarily uncommitted loan facilities, as we reserve the right not to make any advances or may terminate these credit lines at any time. Factors considered in the review of these loans include, but are not limited to, the loan amount, the client’s credit profile, the degree of leverage, collateral diversification, price volatility and liquidity of the collateral. Other loans primarily include tailored lending, which typically consist of bespoke lending arrangements provided to ultra-high net worth clients. Securities-based lending and Other loans are generally secured by various types of eligible collateral, including marketable securities, private investments, commercial real estate and other financial assets.
Residential real estate loans consist of first- and second-lien mortgages, including HELOCs. Our underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis utilizing industry standard credit scoring models (e.g., FICO scores), debt-to-income ratios and assets of the borrower. LTV ratios are determined based on independent third-party property appraisals and valuations, and security lien positions are established through title and ownership reports. The vast majority of mortgage loans, including HELOCs, are held for investment in the Wealth Management business segment’s loan portfolio.
Wealth Management Commercial Real Estate Loans and Lending Commitments by Property Type

	At December 31, 2023			At December 31, 2022
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Retail	$2,180	$3	$2,183	$2,135	$6	$2,141
Multifamily	1,891	159	2,050	1,661	142	1,803
Office	1,736	16	1,752	1,675	1	1,676
Industrial	454	—	454	330	—	330
Hotel	400	—	400	419	—	419
Other	253	—	253	183	10	193
Total	$6,914	$178	$7,092	$6,403	$159	$6,562
LC–Lending Commitments
1.Amounts include HFI loans and lending commitments. HFI loans are presented net of ACL.
As of December 31, 2023 and December 31, 2022, our direct lending against CRE totaled $7.1 billion and $6.6 billion within the Wealth Management business segment, which represents 4.3% and 4.0% of total exposure reflected in the Wealth Management Loans and Lending Commitments table above, primarily included within Securities-based lending and Other loans. Such loans are originated through our private banking platform, are both secured and generally benefiting from full or partial guarantees from high or ultra-high net worth clients, which partially reduce associated credit risk. At both December 31, 2023 and December 31, 2022, greater than 95% of the CRE loans balance in the Wealth Management business segment received guarantees. All of our lending against CRE properties within Wealth Management are in the Americas region.

73	December 2023 Form 10-K

Risk Disclosures
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

	Year Ended December 31, 2023
$ in millions	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$87	$78	$165
Gross charge-offs	—	(3)	(3)
Recoveries	1	—	1
Net (charge-offs) recoveries	1	(3)	(2)
Provision (release)	13	119	132
Other	(1)	1	—
Ending balance	$100	$195	$295
ACL—Lending commitments
Beginning balance	$4	$16	$20
Provision (release)	—	(1)	(1)
Other	—	(1)	(1)
Ending balance	$4	$14	$18
Total ending balance	$104	$209	$313
As of December 31, 2023 and December 31, 2022, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin and Other Lending

$ in millions	At December 31, 2023	At December 31, 2022
Institutional Securities	$24,208	$16,591
Wealth Management	21,436	21,933
Total	$45,644	$38,524
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
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2023
Less than 1 year	$2,013	$16,885	$37,517	$25,529	$10,084	$92,028
1-3 years	1,013	7,274	18,451	12,757	7,360	46,855
3-5 years	504	8,897	8,814	5,989	3,825	28,029
Over 5 years	3,955	29,511	50,512	28,003	6,597	118,578
Total, gross	$7,485	$62,567	$115,294	$72,278	$27,866	$285,490
Counterparty netting	(3,691)	(48,821)	(86,826)	(53,178)	(15,888)	(208,404)
Cash and securities collateral	(2,709)	(10,704)	(25,921)	(13,025)	(5,554)	(57,913)
Total, net	$1,085	$3,042	$2,547	$6,075	$6,424	$19,173

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2022
Less than 1 year	$2,903	$18,166	$40,825	$32,373	$10,730	$104,997
1-3 years	1,818	8,648	17,113	19,365	6,974	53,918
3-5 years	655	6,834	8,632	9,105	4,049	29,275
Over 5 years	4,206	42,613	45,488	46,660	8,244	147,211
Total, gross	$9,582	$76,261	$112,058	$107,503	$29,997	$335,401
Counterparty netting	(4,037)	(60,451)	(79,334)	(85,786)	(17,415)	(247,023)
Cash and securities collateral	(3,632)	(13,402)	(28,776)	(14,457)	(5,198)	(65,465)
Total, net	$1,913	$2,408	$3,948	$7,260	$7,384	$22,913

$ in millions	At December 31, 2023	At December 31, 2022
Industry
Financials	$7,215	$6,294
Utilities	4,267	5,656
Regional governments	1,319	2,052
Industrials	937	1,433
Communications services	841	1,051
Consumer discretionary	684	290
Information technology	677	480
Energy	533	2,851
Consumer staples	515	687
Healthcare	468	565
Materials	383	317
Sovereign governments	262	410
Real estate	167	95
Not-for-profit organizations	166	204
Insurance	156	185
Other	583	343
Total	$19,173	$22,913
1.Counterparty credit ratings are determined internally by the CRM.
We are exposed to credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the possibility that a counterparty may fail to perform according to the terms of the contract. For a description of our risk mitigation strategies, see “Credit Risk—Risk Mitigation” herein.

December 2023 Form 10-K	74

Risk Disclosures
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
For additional credit exposure information on our credit derivative portfolio, see Note 6 to the financial statements.
Country Risk
Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and other market fundamentals and allows us to effectively identify, monitor and limit country risk.
Our obligor credit evaluation process defines country of risk as the country that has the largest economic impact on the obligor and may be different from the obligor's country of jurisdiction. Examples where this applies may include corporations that are incorporated in one country but that derive the bulk of their revenue from another and mutual funds incorporated in one jurisdiction but with a concentration of investments in a different country.
In addition to the direct country risk reflected in the “Top 10 Non-U.S. Country Exposures” table below, we also have indirect country exposure, for example, from collateral received in secured financing transactions or from providing client clearing services. These indirect exposures are managed through the credit and market risk frameworks.
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
Index credit derivatives are included in the following “Top 10 Non-U.S. Country Exposures” table. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable or payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net counterparty exposure row based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable or payable is reflected in the Net inventory row based on the country of the underlying reference entity.

75	December 2023 Form 10-K

Risk Disclosures
Top 10 Non-U.S. Country Exposures

	At December 31, 2023
$ in millions	United Kingdom	Korea	France	Brazil	China
Sovereign
Net inventory[1]	$(407)	$6,475	$419	$3,630	$754
Net counterparty exposure[2]	9	338	—	2	141
Exposure before hedges	(398)	6,813	419	3,632	895
Hedges[3]	(55)	—	(6)	(164)	—
Net exposure	$(453)	$6,813	$413	$3,468	$895

Non-sovereign
Net inventory[1]	$1,335	$65	$1,524	$127	$2,022
Net counterparty exposure[2]	6,566	643	2,670	428	136
Loans	8,035	14	858	424	455
Lending commitments	7,966	49	3,166	310	637
Exposure before hedges	23,902	771	8,218	1,289	3,250
Hedges[3]	(1,952)	—	(1,984)	(18)	(1)
Net exposure	$21,950	$771	$6,234	$1,271	$3,249
Total net exposure	$21,497	$7,584	$6,647	$4,739	$4,144

$ in millions	Australia	Canada	Spain	India	Germany
Sovereign
Net inventory[1]	$286	$264	$197	$1,563	$(3,745)
Net counterparty exposure[2]	79	62	—	—	77
Exposure before hedges	365	326	197	1,563	(3,668)
Hedges[3]	—	—	(8)	—	(262)
Net exposure	$365	$326	$189	$1,563	$(3,930)

Non-sovereign
Net inventory[1]	$201	$407	$330	$925	$872
Net counterparty exposure[2]	575	1,058	332	950	2,696
Loans	1,696	402	1,952	118	896
Lending commitments	1,093	1,592	1,135	—	4,618
Exposure before hedges	3,565	3,459	3,749	1,993	9,082
Hedges[3]	(14)	(91)	(340)	—	(1,937)
Net exposure	$3,551	$3,368	$3,409	$1,993	$7,145
Total net exposure	$3,916	$3,694	$3,598	$3,556	$3,215
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
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held Against Net Counterparty Exposure1

$ in millions		At December 31, 2023
Country of Risk	Collateral[2]
United Kingdom	U.K., U.S., and France	$7,828
Germany	France, Romania, and Switzerland	4,616
Other	U.S., Spain, and Italy	14,592
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at December 31, 2023.
2.Primarily consists of cash and government obligations of the countries listed.
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., cyberattacks or third-party vulnerabilities) that may manifest as, for example, loss of information, business disruption, theft and fraud, legal and compliance risks, or damage to physical assets. We may incur operational risk across the full scope of our business activities, including revenue-generating activities and support and control groups (e.g., IT and trade processing).
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
The breadth and range of operational risk are such that the types of mitigating activities are wide-ranging. Examples of activities include: continuous enhancement of defenses against cyberattacks, use of legal agreements and contracts to transfer and/or limit operational risk exposures, due diligence,

December 2023 Form 10-K	76

Risk Disclosures
implementation of enhanced policies and procedures, technology change management controls, exception management processing controls, and segregation of duties.
Primary responsibility for the management of operational risk is with the business segments, the control groups and the business managers therein. The business managers maintain processes and controls designed to identify, assess, manage, mitigate and report operational risk. Each of the business segments has a designated operational risk coordinator. The operational risk coordinator regularly reviews operational risk issues and reports to our senior management within each business. Each control group also has a designated operational risk coordinator and a forum for discussing operational risk matters with our senior management. Oversight of operational risk is provided by the Non-Financial Risk Committee, legal entity risk committees, regional risk committees and senior management. In the event of a merger, joint venture, divestiture, reorganization, or creation of a new legal entity, a new product, or a business activity, operational risks are considered, and any necessary changes in processes or controls are implemented.
The Operational Risk Department provides independent oversight of operational risk and assesses, measures and monitors operational risk against appetite. The Operational Risk Department works with the divisions and control groups to embed a transparent, consistent and comprehensive framework for managing operational risk within each area and across the Firm.
The Operational Risk Department scope includes oversight of technology risk, cybersecurity risk, information security risk, the fraud risk management and prevention program, and third-party risk management (supplier and affiliate risk oversight and assessment), among others.
Cybersecurity
For a discussion of our Cybersecurity Program, see “Cybersecurity.”
Firm Resilience
The Firm’s critical processes and businesses could be disrupted by events including cyberattacks, failure or loss of access to technology and/or associated data, military conflicts, acts of terror, natural disasters, severe weather events and infectious disease. The Firm maintains a resilience program designed to provide for operational resilience and enable it to respond to and recover critical processes and supporting assets in the event of a disruption impacting our people, technology, facilities and third parties. The key elements of the Firm’s resilience program include business continuity management, technology disaster recovery, third party resilience and key business service resilience. Resilience testing is performed both internally and with critical third parties to validate recovery capability in accordance with business requirements. The Firm’s resilience program is applied consistently Firmwide and is aligned with regulatory requirements.
Third-Party Risk Management
In connection with our ongoing operations, we utilize the services of third-party suppliers, which we anticipate will continue and may increase in the future. These services include, for example, outsourced processing and support functions and other professional services. Our risk-based approach to managing exposure to these services includes the performance of due diligence, implementation of service-level and other contractual agreements, consideration of operational risks and ongoing monitoring of third-party suppliers’ performance. We maintain and continue to enhance our third-party risk management program, which is designed to align with our risk tolerance and meet regulatory requirements. The program includes appropriate governance, policies, procedures and enabling technology. The third-party risk management program includes the adoption of appropriate risk management controls and practices throughout the third-party management life cycle to manage risk of service failure, risk of data loss and reputational risk, among others.
Model Risk
Model risk refers to the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision-making or damage to our reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions.
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
The effective challenge of models consists of critical analysis by objective, informed parties who can identify model limitations and assumptions and drive appropriate changes. The MRM provides effective challenge of models, independently validates and approves models for use, annually recertifies models, periodically revalidates, identifies and tracks remediation plans for model limitations and reports on model risk metrics. The department also oversees the

77	December 2023 Form 10-K

Risk Disclosures
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
Climate Risk
Climate change manifests as physical and transition risks. The physical risks of climate change include harm to people and property arising from acute climate-related events, such as floods, hurricanes, heatwaves, droughts and wildfires, and chronic, longer-term shifts in climate patterns, such as higher global average temperatures, rising sea levels and long-term droughts. The transition risk of climate change include policy, legal, technology and market changes. Examples of these transition risks include changes in consumer behavior and business sentiment, related technologies, shareholder preferences and any additional regulatory and legislative requirements, including increased disclosure or carbon taxes.
Climate risk, which is not expected to have a significant effect on our consolidated results of operations or financial condition in the near term, is an overarching risk that can impact other categories of risk. Physical risk may lead to increased credit risk by diminishing borrowers’ repayment capacity or impacting the value of collateral. In addition, physical risk could pose increased operational risk to our facilities and people. The impacts of transition risk may lead to and amplify credit, market or liquidity risk by reducing our customers’ operating income or the value of their assets as well as exposing us to reputational, compliance and/or litigation risk due to increased legal and regulatory scrutiny or negative public sentiment.
As climate risk is interconnected with other risk types, we have developed and continue to enhance processes to embed climate risk considerations into our risk management

December 2023 Form 10-K	78

Risk Disclosures
practices and governance structures. The BRC oversees Firmwide risks, which include climate risk, and, as part of its oversight, receives updates on our risk management approach to climate risk, including our approaches toward scenario analysis and integration of climate risk into our existing risk management processes. Our climate risk management efforts are overseen by the Climate Risk Committee, which is co-chaired by our Chief Risk Officer and Chief Sustainability Officer and shapes our approach to managing climate-related risks in line with our overall risk framework.

79	December 2023 Form 10-K

Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Morgan Stanley:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Morgan Stanley and subsidiaries (the “Firm”) as of December 31, 2023 and 2022, the related consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Firm as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Firm’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Firm’s internal control over financial reporting.
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
Valuation of Level 3 Financial Assets and Liabilities Carried at Fair Value on a Recurring Basis and Level 3 Loans Held for Sale — Refer to Note 4 to the financial statements
Critical Audit Matter Description
The Firm’s trading and financing activities result in the Firm carrying material financial instruments having limited price transparency. These financial instruments can span a broad array of product types and generally include derivatives, securities, loans, and borrowings. As described in Note 4, these Level 3 financial assets and liabilities carried at fair value on a recurring basis approximate $9.3 billion and $6.2 billion, respectively, and the Level 3 loans held for sale approximate $6.7 billion at December 31, 2023. Unlike financial instruments whose inputs are readily observable and, therefore, more easily independently corroborated, the valuation of these financial instruments is inherently subjective and often involves the use of unobservable inputs and proprietary valuation models whose underlying algorithms and valuation methodologies are complex.

We identified the valuation of Level 3 financial assets and liabilities carried at fair value on a recurring basis and Level 3 loans held for sale as a critical audit matter given the Firm uses complex valuation models and/or valuation inputs that are not observable in the marketplace to determine the respective carrying values. Performing our audit procedures to evaluate the appropriateness of these models and inputs involved a high degree of auditor judgment, professionals with specialized skills and knowledge, and an increased extent of testing.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of Level 3 financial assets and liabilities carried at fair value on a recurring basis and Level 3 loans held for sale included the following, among others:
•We tested the design and operating effectiveness of the Firm’s model review and price verification controls. The Firm maintains these internal controls to assess the appropriateness

December 2023 Form 10-K	80

of its valuation methodologies and the relevant inputs and assumptions.
•We independently evaluated the appropriateness of management’s valuation methodologies, for selected financial instruments, including the input assumptions, considering the expected assumptions of other market participants and external data when available.
•We developed independent estimates for selected financial instruments, using externally sourced inputs and independent valuation models, and used such estimates to further evaluate management’s estimates. For certain of our selected financial instruments, this included a comparison to the Firm’s estimates for similar transactions and an evaluation of the Firm’s assumptions inclusive of the inputs, as applicable.
•We tested the revenues arising from the trade date fair value estimates for selected structured transactions for which we developed independent fair value estimates to test the valuation inputs and assumptions used by the Firm and evaluated whether these methods were consistent with the Firm’s relevant valuation policies.
•We assessed the consistency by which management has applied significant and unobservable valuation assumptions used in developing the Firm's estimates.
•We performed a retrospective assessment of management’s fair value estimates for certain of our selected financial instruments, for which there were events or transactions occurring after the valuation date. We did so by comparing management’s estimates to the relevant evidence provided by such events or transactions, as applicable.

/s/ Deloitte & Touche LLP
New York, New York
February 22, 2024

We have served as the Firm’s auditor since 1997.

81	December 2023 Form 10-K

Consolidated Income Statement

in millions, except per share data	2023	2022	2021
Revenues
Investment banking	$4,948	$5,599	$10,994
Trading	15,263	13,928	12,810
Investments	573	15	1,376
Commissions and fees	4,537	4,938	5,521
Asset management	19,617	19,578	19,967
Other	975	283	1,042
Total non-interest revenues	45,913	44,341	51,710
Interest income	50,281	21,595	9,411
Interest expense	42,051	12,268	1,366
Net interest	8,230	9,327	8,045
Net revenues	54,143	53,668	59,755
Provision for credit losses	532	280	4
Non-interest expenses
Compensation and benefits	24,558	23,053	24,628
Brokerage, clearing and exchange fees	3,476	3,458	3,341
Information processing and communications	3,775	3,493	3,119
Professional services	3,058	3,070	2,933
Occupancy and equipment	1,895	1,729	1,725
Marketing and business development	898	905	643
Other	4,138	3,591	3,694
Total non-interest expenses	41,798	39,299	40,083
Income before provision for income taxes	11,813	14,089	19,668
Provision for income taxes	2,583	2,910	4,548
Net income	$9,230	$11,179	$15,120
Net income applicable to noncontrolling interests	143	150	86
Net income applicable to Morgan Stanley	$9,087	$11,029	$15,034
Preferred stock dividends	557	489	468
Earnings applicable to Morgan Stanley common shareholders	$8,530	$10,540	$14,566
Earnings per common share
Basic	$5.24	$6.23	$8.16
Diluted	5.18	6.15	8.03
Average common shares outstanding
Basic	1,628	1,691	1,785
Diluted	1,646	1,713	1,814

Consolidated Comprehensive Income Statement

$ in millions	2023	2022	2021
Net income	$9,230	$11,179	$15,120
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(20)	(337)	(331)
Change in net unrealized gains (losses) on available-for-sale securities	1,098	(4,437)	(1,542)
Pension and other	(87)	43	(53)
Change in net debt valuation adjustment	(1,290)	1,502	696
Net change in cash flow hedges	20	(4)	—
Total other comprehensive income (loss)	$(279)	$(3,233)	$(1,230)
Comprehensive income	$8,951	$7,946	$13,890
Net income applicable to noncontrolling interests	143	150	86
Other comprehensive income (loss) applicable to noncontrolling interests	(111)	(82)	(90)
Comprehensive income applicable to Morgan Stanley	$8,919	$7,878	$13,894

December 2023 Form 10-K	82	See Notes to Consolidated Financial Statements

Consolidated Balance Sheet

$ in millions, except share data	At December 31, 2023	At December 31, 2022
Assets
Cash and cash equivalents	$89,232	$128,127
Trading assets at fair value ($162,698 and $124,411 were pledged to various parties)	367,074	301,315
Investment securities:
Available-for-sale at fair value (amortized cost of $92,149 and $89,772)	88,113	84,297
Held-to-maturity (fair value of $57,453 and $65,006)	66,694	75,634
Securities purchased under agreements to resell (includes $7 and $8 at fair value)	110,740	113,907
Securities borrowed	121,091	133,374
Customer and other receivables	80,105	78,540
Loans:
Held for investment (net of allowance for credit losses of $1,169 and $839)	203,385	198,997
Held for sale	15,255	14,788
Goodwill	16,707	16,652
Intangible assets (net of accumulated amortization of $4,847 and $4,253)	7,055	7,618
Other assets	28,242	26,982
Total assets	$1,193,693	$1,180,231
Liabilities
Deposits (includes $6,472 and $4,796 at fair value)	$351,804	$356,646
Trading liabilities at fair value	151,513	154,438
Securities sold under agreements to repurchase (includes $1,020 and $864 at fair value)	62,651	62,534
Securities loaned	15,057	15,679
Other secured financings (includes $9,899 and $4,550 at fair value)	12,655	8,158
Customer and other payables	208,148	216,134
Other liabilities and accrued expenses	28,151	27,353
Borrowings (includes $93,900 and $78,720 at fair value)	263,732	238,058
Total liabilities	1,093,711	1,079,000
Commitments and contingent liabilities (see Note 14)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,750	8,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,626,828,437 and 1,675,487,409	20	20
Additional paid-in capital	29,832	29,339
Retained earnings	97,996	94,862
Employee stock trusts	5,314	4,881
Accumulated other comprehensive income (loss)	(6,421)	(6,253)
Common stock held in treasury at cost, $0.01 par value (412,065,542 and 363,406,570 shares)	(31,139)	(26,577)
Common stock issued to employee stock trusts	(5,314)	(4,881)
Total Morgan Stanley shareholders’ equity	99,038	100,141
Noncontrolling interests	944	1,090
Total equity	99,982	101,231
Total liabilities and equity	$1,193,693	$1,180,231

See Notes to Consolidated Financial Statements	83	December 2023 Form 10-K

Consolidated Statement of Changes in Total Equity

$ in millions	2023	2022	2021
Preferred Stock
Beginning balance	$8,750	$7,750	$9,250
Issuance of preferred stock	—	1,000	1,300
Redemption of preferred stock	—	—	(2,800)
Ending balance	8,750	8,750	7,750
Common Stock
Beginning and ending balance	20	20	20
Additional Paid-in Capital
Beginning balance	29,339	28,841	25,546
Share-based award activity	493	503	1,117
Issuance of preferred stock	—	(6)	(25)
Issuance of common stock for the acquisition of Eaton Vance	—	—	2,185
Other net increases (decreases)	—	1	18
Ending balance	29,832	29,339	28,841
Retained Earnings
Beginning balance	94,862	89,432	78,694
Net income applicable to Morgan Stanley	9,087	11,029	15,034
Preferred stock dividends[1]	(557)	(489)	(468)
Common stock dividends[1]	(5,393)	(5,108)	(3,818)
Other net increases (decreases)	(3)	(2)	(10)
Ending balance	97,996	94,862	89,432
Employee Stock Trusts
Beginning balance	4,881	3,955	3,043
Share-based award activity	433	926	912
Ending balance	5,314	4,881	3,955
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(6,253)	(3,102)	(1,962)
Net change in Accumulated other comprehensive income (loss)	(168)	(3,151)	(1,140)
Ending balance	(6,421)	(6,253)	(3,102)
Common Stock Held in Treasury at Cost
Beginning balance	(26,577)	(17,500)	(9,767)
Share-based award activity	1,654	1,794	1,210
Repurchases of common stock and employee tax withholdings	(6,216)	(10,871)	(12,075)
Issuance of common stock for the acquisition of Eaton Vance	—	—	3,132
Ending balance	(31,139)	(26,577)	(17,500)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(4,881)	(3,955)	(3,043)
Share-based award activity	(433)	(926)	(912)
Ending balance	(5,314)	(4,881)	(3,955)
Noncontrolling Interests
Beginning balance	1,090	1,157	1,368
Net income applicable to noncontrolling interests	143	150	86
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(111)	(82)	(90)
Other net increases (decreases)	(178)	(135)	(207)
Ending balance	944	1,090	1,157
Total Equity	$99,982	$101,231	$106,598

1.See Note 17 for information regarding dividends per share for each class of stock.

December 2023 Form 10-K	84	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statement

$ in millions	2023	2022	2021
Cash flows from operating activities
Net income	$9,230	$11,179	$15,120
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	(463)	(849)	4
Stock-based compensation expense	1,709	1,875	2,085
Depreciation and amortization	4,256	3,998	4,216
Provision for credit losses	532	280	4
Other operating adjustments	308	618	(147)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(61,026)	(39,422)	9,075
Securities borrowed	12,283	(3,661)	(17,322)
Securities loaned	(622)	3,380	4,568
Customer and other receivables and other assets	602	14,664	774
Customer and other payables and other liabilities	(3,629)	(4,897)	7,758
Securities purchased under agreements to resell	3,167	6,092	(3,765)
Securities sold under agreements to repurchase	117	346	11,601
Net cash provided by (used for) operating activities	(33,536)	(6,397)	33,971
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software	(3,412)	(3,078)	(2,308)
Changes in loans, net	(4,059)	(23,652)	(36,106)
AFS securities:
Purchases	(23,078)	(24,602)	(42,469)
Proceeds from sales	5,929	22,014	20,652
Proceeds from paydowns and maturities	14,316	13,435	26,375
HTM securities:
Purchases	—	(5,231)	(27,102)
Proceeds from paydowns and maturities	8,143	9,829	14,541
Cash paid as part of the Eaton Vance acquisition, net of cash acquired	—	—	(2,648)
Other investing activities	(923)	(347)	(832)
Net cash provided by (used for) investing activities	(3,084)	(11,632)	(49,897)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	796	(884)	(625)
Deposits	(5,075)	1,659	36,897
Issuance of preferred stock, net of issuance costs	—	994	1,275
Proceeds from issuance of Borrowings	78,424	72,460	90,273
Payments for:
Borrowings	(64,805)	(34,898)	(70,124)
Repurchases of common stock and employee tax withholdings	(6,178)	(10,871)	(12,075)
Cash dividends	(5,763)	(5,401)	(4,171)
Other financing activities	(125)	(345)	97
Net cash provided by (used for) financing activities	(2,726)	22,714	41,547
Effect of exchange rate changes on cash and cash equivalents	451	(4,283)	(3,550)
Net increase (decrease) in cash and cash equivalents	(38,895)	402	22,071
Cash and cash equivalents, at beginning of period	128,127	127,725	105,654
Cash and cash equivalents, at end of period	$89,232	$128,127	$127,725
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$41,940	$9,819	$1,303
Income taxes, net of refunds	2,035	4,147	4,231

See Notes to Consolidated Financial Statements	85	December 2023 Form 10-K

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

December 2023 Form 10-K	86

Notes to Consolidated Financial Statements
revenues (see Note 11) unless the Firm has elected to measure the investment at fair value, in which case net gains and losses are recorded within Investments revenues (see Note 5).
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
•Morgan Stanley & Co. International plc (“MSIP”),
•Morgan Stanley Capital Services LLC (“MSCS”),
•Morgan Stanley Capital Group Inc. (“MSCG”),
•Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”),
•Morgan Stanley Bank, N.A. (“MSBNA”) and
•Morgan Stanley Private Bank, National Association (“MSPBNA”).

For further information on the Firm’s significant regulated U.S. and international subsidiaries, see Note 16.
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
Commissions and Fees
Commission and fee revenues generally result from transaction-based arrangements in which the client is charged a fee for the execution of transactions. Such revenues primarily arise from transactions in equity securities; services related to sales and trading activities; and sales of mutual funds, alternative funds, futures, insurance products and options, as well as revenues from order flow payments for directing customer orders to broker-dealers, exchanges and market centers for execution. Commission and fee revenues are recognized on trade date when the performance obligation is satisfied.
Asset Management Revenues
Asset management, distribution and administration fees are generally based on related asset levels, such as the AUM of a customer’s account or the net asset value of a fund. These fees are generally recognized when services are performed and the value of the assets is known. Management fees are reduced by estimated fee waivers and expense caps, if any, provided to the customer.
Performance-based fees not in the form of carried interest are recorded when the annual performance target is met and the revenues are not probable of a significant reversal.
Sales commissions paid by the Firm in connection with the sale of certain classes of shares of its open-end mutual fund products are accounted for as deferred commission assets and amortized to Other expenses over the expected life of the contract. The Firm periodically tests deferred commission assets for recoverability based on cash flows expected to be received in future periods. Other asset management and distribution costs are recognized as incurred in the relevant non-interest expenses line items.
Investments Revenues—Carried Interest
The Firm is entitled to receive performance-based fees in the form of carried interest when the return in certain funds exceeds specified performance targets. When the Firm earns carried interest from funds as specified performance thresholds are met, that carried interest and any related general or limited partner interest are accounted for under the equity method of accounting and measured based on the Firm’s claim on the NAV of the fund at the reporting date, taking into account the distribution terms applicable to the interest held. Such items are reflected within Investments revenues.
See Note 22 for information regarding the net cumulative unrealized amount of performance-based fee revenues at risk of reversal. See Note 14 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.
Other Items
Revenues from certain commodities-related contracts are recognized in Trading revenues when the Firm has transferred control over the promised goods or services to the customer.
Receivables from contracts with customers are recognized in Customer and other receivables in the balance sheet when the

87	December 2023 Form 10-K

Notes to Consolidated Financial Statements
underlying performance obligations have been satisfied and the Firm has the right per the contract to bill the customer. Contract assets are recognized in Other assets when the Firm has satisfied its performance obligations but customer payment is conditional on something other than the passage of time. Contract liabilities are recognized in Other liabilities and accrued expenses when the Firm has collected payment from a customer based on the terms of the contract but the underlying performance obligations are not yet satisfied.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of Cash and due from banks and Interest-bearing deposits with banks. Cash equivalents are highly liquid investments with remaining maturities of three months or less from the acquisition date that are readily convertible to cash and are not held for trading purposes.
Cash and cash equivalents also include Restricted cash, such as cash segregated in compliance with federal or other regulations, including minimum reserve requirements set by the Federal Reserve Bank and other central banks, and the Firm’s initial margin deposited with clearing organizations.
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
Gains and losses on instruments carried at fair value are reflected in Trading revenues, Investments revenues or Investment banking revenues in the income statement, except for gains and losses related to AFS securities (see “AFS Investment Securities” section herein and Note 7) and derivatives accounted for as hedges, as well as economic derivative hedges associated with certain held-for-sale and held-for-investment corporate loans and lending commitments (see “Hedge Accounting” and “Other Hedges” herein and Note 6).
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

December 2023 Form 10-K	88

Notes to Consolidated Financial Statements
Level 1.  Valuations based on quoted prices in active markets that the Firm has the ability to access for identical assets or liabilities. Valuation adjustments, block discounts and discounts for entity-specific and contractual restrictions that would not transfer to market participants are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.
Level 2.  Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, significant market inputs other than quoted prices that are observable for the asset or liability, or market-corroborated inputs.
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
For OTC derivatives, which are recognized in Trading assets at fair value in the balance sheet, the impact of changes in both the Firm’s and the counterparty’s credit rating is considered when measuring fair value. In determining the expected exposure, the Firm simulates the distribution of the future exposure to a counterparty, then applies market-based default probabilities to the future exposure, leveraging external third-party CDS spread data. Where CDS spread data are unavailable for a specific counterparty, bond market spreads, CDS spread data based on the counterparty’s credit rating or CDS spread data that reference a comparable counterparty may be utilized. The Firm also considers collateral held and legally enforceable master netting agreements that mitigate its exposure to each counterparty.
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
The Firm applies an FVA in the fair value measurements of OTC uncollateralized or partially collateralized derivatives

89	December 2023 Form 10-K

Notes to Consolidated Financial Statements
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
However, in certain circumstances, the Firm may not have such an agreement in place; the relevant insolvency regime may not support the enforceability of the master netting agreement or collateral agreement; or the Firm may not have sought legal advice to support the enforceability of the agreement. In cases where the Firm has not determined an agreement to be enforceable, the related amounts are not offset (see Note 6).
The Firm’s policy is generally to receive cash and/or securities posted as collateral (with rights of rehypothecation) in connection with derivative transactions, irrespective of the enforceability determination regarding the master netting and collateral agreement. In certain cases, the Firm may agree for such collateral to be posted by the counterparty to a third-party custodian under a control agreement that enables it to take control of such collateral in the event of a counterparty default. The enforceability of the master netting agreement is taken into account in the Firm’s risk management practices and application of counterparty credit limits.
For information related to offsetting of derivatives, see Note 6.
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

December 2023 Form 10-K	90

Notes to Consolidated Financial Statements
Net Investment Hedges
The Firm uses forward foreign exchange contracts to manage a portion of the currency exposure relating to its net investments in foreign operations. To the extent that the notional amounts of the hedging instruments equal the portion of the investments being hedged and the underlying exchange rate of the derivative hedging instrument is the same as the exchange rate between the functional currency of the investee and the intermediate parent entity’s functional currency, it is considered to be perfectly effective. The gain or loss from revaluing hedges of net investments in foreign operations at the spot rate is reported within AOCI. The forward points on the hedging instruments are excluded from hedge effectiveness testing and changes in the fair value of this excluded component are recorded currently in Interest income.
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
For further information on derivative instruments and hedging activities, see Note 6.
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
Presentation of ACL and Provision for Credit Losses

	ACL	Provision for Credit Losses
AFS securities	Contra investment securities	Other revenue

91	December 2023 Form 10-K

Notes to Consolidated Financial Statements
Nonaccrual & ACL Charge-offs on AFS Securities
AFS securities follow the same nonaccrual and charge-off guidance as discussed in “Allowance for Credit Losses” herein.
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
Nonaccrual and ACL Charge-offs on Loans

All loan categories described below follow the same nonaccrual and charge-off guidance as discussed in “Allowance for Credit Losses” herein.
Loans Held for Investment
Loans held for investment are reported at amortized cost, which consists of the outstanding principle balance adjusted for any charge-offs, the allowance for credit losses, any unamortized deferred fees or costs for originated loans, and any unamortized premiums or discounts for purchased loans.
Interest Income.  Interest income on performing loans held for investment is accrued and recognized as interest income at the contractual rate of interest. Purchase price discounts or premiums, as well as net deferred loan fees or costs, are amortized into interest income over the life of the loan to produce a level rate of return.

Lending Commitments.  The Firm records the liability and related expense for the credit exposure related to commitments to fund loans. The liability is recorded in Other Liabilities in the balance sheet and the expense is recorded in the Provision for credit losses in the income statement. For more information regarding loan commitments, standby letters of credit and financial guarantees, see Note 14.

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
Lending Commitments. Commitments to fund mortgage loans held for sale are derivatives and are reported in Trading assets or Trading liabilities in the balance sheet and in Trading revenues in the income statement.
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
Loans at Fair Value
Loans for which the fair value option is elected are carried at fair value and included in Trading assets in the balance sheet, with changes in fair value recognized in earnings. For further information on loans carried at fair value and classified as Trading assets, see Note 4.
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
For further information on loans, see Note 9. For more information regarding loan commitments, standby letters of credit and financial guarantees, see Note 14.
Allowance for Credit Losses

The ACL for financial instruments measured at amortized cost and certain off-balance sheet exposures (e.g., HFI loans and lending commitments, HTM securities, customer and other receivables and certain guarantees) represents an

December 2023 Form 10-K	92

Notes to Consolidated Financial Statements
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

93	December 2023 Form 10-K

Notes to Consolidated Financial Statements
balances that are separately recorded from the related financial instruments are charged off against Interest income when the related financial instrument is placed on nonaccrual status. Accordingly, the Firm elected not to measure an ACL for accrued interest receivables.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when the Firm has relinquished control over the transferred assets. Any related gain or loss on sale is recorded in Net revenues. Transfers that are not accounted for as sales are treated as collateralized financings. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 8).
Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”), including repurchase and reverse repurchase agreements-to-maturity, are carried in the balance sheet at the amount of cash paid or received plus accrued interest except for certain reverse repurchase and repurchase agreements for which the Firm has elected the fair value option (see Note 5). Where appropriate, repurchase agreements and reverse repurchase agreements with the same counterparty are reported on a net basis. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received.
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
For information related to offsetting of certain collateralized transactions, see Note 8.
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
Goodwill and Intangible Assets
The Firm tests goodwill and indefinite-lived intangible assets for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Firm tests goodwill for impairment at the reporting unit level, which is generally at the level of or one level below the asset's business segment. The Firm tests indefinite-lived intangible assets for impairment at the aggregate level of management contracts. For both the annual and interim tests, the Firm has the option to either (i) perform a quantitative impairment test or (ii) first perform a qualitative assessment to determine whether it is more likely than not that the fair value is less than its carrying amount, in which case, the quantitative test would be performed.
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

December 2023 Form 10-K	94

Notes to Consolidated Financial Statements
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
For further information on diluted earnings (loss) per common share, see Note 17 to the financial statements.
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
Stock-based awards generally contain clawback and cancellation provisions. Certain awards provide the Firm discretion to claw back or cancel all or a portion of the award under specified circumstances. Where award terms are considered to be subjective, a grant date cannot be established and the awards are subject to variable accounting which requires that compensation expense for those awards is adjusted for changes in the fair value of the Firm’s common stock or the relevant model valuation, as appropriate, until conversion, exercise or expiration. Following amendments to clarify specific subjective award terms in the second quarter of 2023, a grant date for the awards was established such that compensation expense for those awards is no longer adjusted for changes in the fair value of the Firm’s common stock. The Firm also operates an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees of the Firm to purchase shares of Morgan Stanley at a discount.
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
Deferred Cash-Based Compensation
Compensation expense for DCP awards is calculated based on the notional value of the award granted, adjusted for changes in the fair value of the referenced investments that employees select. Compensation expense is recognized over the vesting period relevant to each separately vesting portion of deferred awards.
The Firm invests directly, as a principal, in financial instruments and other investments to economically hedge certain of its obligations under its DCP. Changes in the value of such investments are recorded in Trading revenues and Investments revenues. Although changes in compensation expense resulting from changes in the fair value of the referenced investments will generally be offset by changes in the fair value of investments made by the Firm, there is typically a timing difference between the immediate recognition of gains and losses on the Firm’s investments and

95	December 2023 Form 10-K

Notes to Consolidated Financial Statements
the deferred recognition of the related compensation expense over the vesting period.
Retirement-Eligible Employee Compensation
For year-end stock-based awards and DCP awards anticipated to be granted to retirement-eligible employees under award terms that do not contain a future service requirement, the Firm accrues the estimated cost of the awards over the course of the calendar year preceding the grant date, which reflects the period over which the compensation is earned.
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

December 2023 Form 10-K	96

Notes to Consolidated Financial Statements
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
3. Cash and Cash Equivalents

$ in millions	At December 31, 2023	At December 31, 2022
Cash and due from banks	$7,323	$5,409
Interest bearing deposits with banks	81,909	122,718
Total Cash and cash equivalents	$89,232	$128,127
Restricted cash	$30,571	$35,380
For additional information on cash and cash equivalents, including restricted cash, see Note 2.
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$56,459	$53,741	$—	$—	$110,200
Other sovereign government obligations	22,580	9,946	94	—	32,620
State and municipal securities	—	2,148	34	—	2,182
MABS	—	1,540	489	—	2,029
Loans and lending commitments[2]	—	6,122	2,066	—	8,188
Corporate and other debt	—	35,833	1,983	—	37,816
Corporate equities[3,5]	126,772	929	199	—	127,900
Derivative and other contracts:
Interest rate	7,284	140,139	784	—	148,207
Credit	—	10,244	393	—	10,637
Foreign exchange	12	93,218	20	—	93,250
Equity	2,169	55,319	587	—	58,075
Commodity and other	1,608	11,862	2,811	—	16,281
Netting[1]	(7,643)	(237,497)	(1,082)	(42,915)	(289,137)
Total derivative and other contracts	3,430	73,285	3,513	(42,915)	37,313
Investments[4,5]	781	836	949	—	2,566
Physical commodities	—	736	—	—	736
Total trading assets[4]	210,022	185,116	9,327	(42,915)	361,550
Investment securities —AFS	57,405	30,708	—	—	88,113
Securities purchased under agreements to resell	—	7	—	—	7
Total assets at fair value	$267,427	$215,831	$9,327	$(42,915)	$449,670

	At December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$6,439	$33	$—	$6,472
Trading liabilities:
U.S. Treasury and agency securities	27,708	16	—	—	27,724
Other sovereign government obligations	26,829	3,955	6	—	30,790
Corporate and other debt	—	10,560	9	—	10,569
Corporate equities[3]	46,809	300	45	—	47,154
Derivative and other contracts:
Interest rate	8,000	129,983	857	—	138,840
Credit	—	10,795	297	—	11,092
Foreign exchange	96	89,880	385	—	90,361
Equity	2,411	64,794	1,689	—	68,894
Commodity and other	1,642	11,904	1,521	—	15,067
Netting[1]	(7,643)	(237,497)	(1,082)	(42,757)	(288,979)
Total derivative and other contracts	4,506	69,859	3,667	(42,757)	35,275
Total trading liabilities	105,852	84,690	3,727	(42,757)	151,512
Securities sold under agreements to repurchase	—	571	449	—	1,020
Other secured financings	—	9,807	92	—	9,899
Borrowings	—	92,022	1,878	—	93,900
Total liabilities at fair value	$105,852	$193,529	$6,179	$(42,757)	$262,803

	At December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$38,462	$42,263	$17	$—	$80,742
Other sovereign government obligations	24,644	4,769	169	—	29,582
State and municipal securities	—	1,503	145	—	1,648
MABS	—	1,774	416	—	2,190
Loans and lending commitments[2]	—	6,380	2,017	—	8,397
Corporate and other debt	—	23,351	2,096	—	25,447
Corporate equities[3]	97,869	1,019	116	—	99,004
Derivative and other contracts:
Interest rate	4,481	166,392	517	—	171,390
Credit	—	7,876	425	—	8,301
Foreign exchange	49	115,766	183	—	115,998
Equity	2,778	40,171	406	—	43,355
Commodity and other	5,609	21,152	3,701	—	30,462
Netting[1]	(9,618)	(258,821)	(1,078)	(55,777)	(325,294)
Total derivative and other contracts	3,299	92,536	4,154	(55,777)	44,212
Investments[4]	652	685	923	—	2,260
Physical commodities	—	2,379	—	—	2,379
Total trading assets[4]	164,926	176,659	10,053	(55,777)	295,861
Investment securities —AFS	53,866	30,396	35	—	84,297
Securities purchased under agreements to resell	—	8	—	—	8
Total assets at fair value	$218,792	$207,063	$10,088	$(55,777)	$380,166

97	December 2023 Form 10-K

Notes to Consolidated Financial Statements

	At December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$4,776	$20	$—	$4,796
Trading liabilities:
U.S. Treasury and agency securities	20,776	228	—	—	21,004
Other sovereign government obligations	23,235	2,688	3	—	25,926
Corporate and other debt	—	8,786	29	—	8,815
Corporate equities[3]	59,998	518	42	—	60,558
Derivative and other contracts:
Interest rate	3,446	161,044	668	—	165,158
Credit	—	7,987	315	—	8,302
Foreign exchange	89	113,383	117	—	113,589
Equity	3,266	46,923	1,142	—	51,331
Commodity and other	6,187	17,574	2,618	—	26,379
Netting[1]	(9,618)	(258,821)	(1,078)	(57,107)	(326,624)
Total derivative and other contracts	3,370	88,090	3,782	(57,107)	38,135
Total trading liabilities	107,379	100,310	3,856	(57,107)	154,438
Securities sold under agreements to repurchase	—	352	512	—	864
Other secured financings	—	4,459	91	—	4,550
Borrowings	—	77,133	1,587	—	78,720
Total liabilities at fair value	$107,379	$187,030	$6,066	$(57,107)	$243,368
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
5.At December 31, 2023, the Firm's Trading assets included an insignificant amount of equity securities subject to contractual sale restrictions that generally prohibit the Firm from selling the security for a period of time as of the measurement date.
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At December 31, 2023	At December 31, 2022
Secured lending facilities	$—	$6
Commercial real estate	422	528
Residential real estate	2,909	2,020
Securities-based lending and Other loans	4,857	5,843
Total	$8,188	$8,397
Unsettled Fair Value of Futures Contracts1

$ in millions	At December 31, 2023	At December 31, 2022
Customer and other receivables, net	$1,062	$1,219
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
Valuation Hierarchy Classification:
•Level 2—if value based on observable market data supported by market liquidity for comparable instruments
•Level 3—in instances where market data are not observable or supported by market liquidity

December 2023 Form 10-K	98

Notes to Consolidated Financial Statements
Mortgage- and Asset-Backed Securities
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
Valuation Techniques:
•The Firm holds cash CDOs that typically reference a tranche of an underlying synthetic portfolio of single-name CDS spreads collateralized by corporate bonds (“CLN”) or cash portfolio of ABS/loans (“asset-backed CDOs”).
•Credit correlation, a primary input used to determine the fair value of CLNs, is usually unobservable and derived using a benchmarking technique. Other model inputs, such as credit spreads, including collateral spreads and interest rates, are typically observable.
•Asset-backed CDOs are valued based on an evaluation of the market and model input parameters sourced from comparable instruments as indicated by market activity.

99	December 2023 Form 10-K

Notes to Consolidated Financial Statements
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
Investments
Valuation Techniques:
•Investments include direct investments in equity securities, as well as various investment management funds, which include DCP investments.
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

December 2023 Form 10-K	100

Notes to Consolidated Financial Statements
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
Borrowings
Valuation Techniques:
•The Firm carries certain borrowings at fair value that are primarily composed of: instruments whose payments and redemption values are linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures; and instruments with various interest rate-related features, including step-ups, step-downs and zero coupons. Also included are unsecured contracts that are not classified as OTC derivatives because they fail initial net investment criteria.
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

101	December 2023 Form 10-K

Notes to Consolidated Financial Statements
Valuation Hierarchy Classification:
•Level 2—when valued using observable inputs or where the unobservable input is not deemed significant
•Level 3—in instances where an unobservable input is deemed significant
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

$ in millions	2023	2022	2021
U.S. Treasury and agency securities
Beginning balance	$17	$2	$9
Realized and unrealized gains (losses)	—	(3)	—
Purchases	—	14	2
Sales	(10)	(1)	(9)
Net transfers	(7)	5	—
Ending balance	$—	$17	$2
Unrealized gains (losses)	$—	$(1)	$—
Other sovereign government obligations
Beginning balance	$169	$211	$268
Realized and unrealized gains (losses)	5	(5)	(1)
Purchases	38	116	146
Sales	(86)	(107)	(192)
Net transfers	(32)	(46)	(10)
Ending balance	$94	$169	$211
Unrealized gains (losses)	$2	$(14)	$—
State and municipal securities
Beginning balance	$145	$13	$—
Realized and unrealized gains (losses)	—	(4)	—
Purchases	9	91	4
Sales	(6)	(82)	(4)
Net transfers	(114)	127	13
Ending balance	$34	$145	$13
Unrealized gains (losses)	$—	$—	$—
MABS
Beginning balance	$416	$344	$322
Realized and unrealized gains (losses)	(2)	(342)	51
Purchases	232	511	254
Sales	(165)	(130)	(215)
Net transfers	8	33	(68)
Ending balance	$489	$416	$344
Unrealized gains (losses)	$(14)	$2	$(10)
Loans and lending commitments
Beginning balance	$2,017	$3,806	$5,759
Realized and unrealized gains (losses)	(189)	(80)	51
Purchases and originations	1,502	793	2,446
Sales	(477)	(740)	(2,609)
Settlements	(843)	(1,526)	(1,268)
Net transfers[1]	56	(236)	(573)
Ending balance	$2,066	$2,017	$3,806
Unrealized gains (losses)	$(76)	$29	$(7)
Corporate and other debt
Beginning balance	$2,096	$1,973	$3,435
Realized and unrealized gains (losses)	145	456	(140)
Purchases and originations	623	1,165	1,355
Sales	(664)	(1,889)	(785)
Settlements	(33)	(27)	—
Net transfers[2]	(184)	418	(1,892)
Ending balance	$1,983	$2,096	$1,973
Unrealized gains (losses)	$(10)	$160	$25

$ in millions	2023	2022	2021
Corporate equities
Beginning balance	$116	$115	$86
Realized and unrealized gains (losses)	12	(97)	(8)
Purchases	85	73	121
Sales	(41)	(22)	(50)
Net transfers	27	47	(34)
Ending balance	$199	$116	$115
Unrealized gains (losses)	$19	$11	$(3)
Investments
Beginning balance	$923	$1,125	$828
Realized and unrealized gains (losses)	35	(409)	382
Purchases	158	63	226
Sales	(183)	(107)	(115)
Net transfers	16	251	(196)
Ending balance	$949	$923	$1,125
Unrealized gains (losses)	$27	$(397)	$359
Investment securities—AFS
Beginning balance	$35	$—	$2,804
Realized and unrealized gains (losses)	—	(3)	(4)
Sales	(32)	—	(203)
Net transfers[3]	(3)	38	(2,597)
Ending balance	$—	$35	$—
Unrealized gains (losses)	$—	$(3)	$—
Securities purchased under agreements to resell
Beginning balance	$—	$—	$3
Net transfers	—	—	(3)
Ending balance	$—	$—	$—
Unrealized gains (losses)	$—	$—	$—
Net derivatives: Interest rate
Beginning balance	$(151)	$708	$682
Realized and unrealized gains (losses)	(336)	(643)	284
Purchases	140	1	67
Issuances	(43)	—	(52)
Settlements	241	(92)	14
Net transfers	76	(125)	(287)
Ending balance	$(73)	$(151)	$708
Unrealized gains (losses)	$(210)	$(327)	$292
Net derivatives: Credit
Beginning balance	$110	$98	$49
Realized and unrealized gains (losses)	5	84	95
Purchases	—	5	18
Issuances	—	(10)	(46)
Settlements	(21)	(61)	58
Net transfers	2	(6)	(76)
Ending balance	$96	$110	$98
Unrealized gains (losses)	$2	$70	$122
Net derivatives: Foreign exchange
Beginning balance	$66	$52	$61
Realized and unrealized gains (losses)	(290)	(8)	(89)
Purchases	—	1	2
Issuances	(1)	—	(15)
Settlements	(15)	(46)	16
Net transfers	(125)	67	77
Ending balance	$(365)	$66	$52
Unrealized gains (losses)	$(277)	$43	$(62)

December 2023 Form 10-K	102

Notes to Consolidated Financial Statements

$ in millions	2023	2022	2021
Net derivatives: Equity
Beginning balance	$(736)	$(945)	$(2,231)
Realized and unrealized gains (losses)	(91)	201	344
Purchases	221	77	70
Issuances	(572)	(339)	(443)
Settlements	87	348	160
Net transfers[2]	(11)	(78)	1,155
Ending balance	$(1,102)	$(736)	$(945)
Unrealized gains (losses)	$(201)	$328	$(103)
Net derivatives: Commodity and other
Beginning balance	$1,083	$1,529	$1,709
Realized and unrealized gains (losses)	910	315	529
Purchases	78	185	44
Issuances	(136)	(210)	(86)
Settlements	(701)	(510)	(599)
Net transfers	56	(226)	(68)
Ending balance	$1,290	$1,083	$1,529
Unrealized gains (losses)	$243	$(935)	$141
Deposits
Beginning balance	$20	$67	$126
Realized and unrealized losses (gains)	1	—	—
Issuances	25	11	—
Settlements	—	(3)	(10)
Net transfers	(13)	(55)	(49)
Ending balance	$33	$20	$67
Unrealized losses (gains)	$1	$—	$—
Nonderivative trading liabilities
Beginning balance	$74	$61	$79
Realized and unrealized losses (gains)	8	(86)	(21)
Purchases	(38)	(35)	(30)
Sales	22	93	43
Net transfers	(6)	41	(10)
Ending balance	$60	$74	$61
Unrealized losses (gains)	$8	$17	$(21)
Securities sold under agreements to repurchase
Beginning balance	$512	$651	$444
Realized and unrealized losses (gains)	2	(8)	1
Issuances	1	17	—
Settlements	(9)	(22)	—
Net transfers	(57)	(126)	206
Ending balance	$449	$512	$651
Unrealized losses (gains)	$2	$—	$1
Other secured financings
Beginning balance	$91	$403	$516
Realized and unrealized losses (gains)	5	(6)	(17)
Issuances	83	39	449
Settlements	(99)	(342)	(518)
Net transfers	12	(3)	(27)
Ending balance	$92	$91	$403
Unrealized losses (gains)	$5	$(6)	$(16)

$ in millions	2023	2022	2021
Borrowings
Beginning balance	$1,587	$2,157	$4,374
Realized and unrealized losses (gains)	219	(133)	(99)
Issuances	708	513	717
Settlements	(391)	(285)	(448)
Net transfers[2]	(245)	(665)	(2,387)
Ending balance	$1,878	$1,587	$2,157
Unrealized losses (gains)	$182	$(138)	$(114)
Portion of unrealized losses (gains) recorded in OCI—Change in net DVA	29	(35)	(17)
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
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2023	At December 31, 2022
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$94	$169
Comparable pricing:
Bond price	61 to 110 points (87 points)	57 to 124 points (89 points)
State and municipal securities	$34	$145
Comparable pricing:
Bond price	N/M	86 to 100 points (97 points)
MABS	$489	$416
Comparable pricing:
Bond price	0 to 88 points (61 points)	0 to 95 points (68 points)

103	December 2023 Form 10-K

Notes to Consolidated Financial Statements

Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2023	At December 31, 2022
Loans and lending commitments	$2,066	$2,017
Margin loan model:
Margin loan rate	2% to 4% (3%)	2% to 4% (3%)
Comparable pricing:
Loan price	85 to 102 points (98 points)	87 to 105 points (99 points)
Corporate and other debt	$1,983	$2,096
Comparable pricing:
Bond price	28 to 135 points (82 points)	51 to 132 points (90 points)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Corporate equities	$199	$116
Comparable pricing:
Equity price	100%	100%
Investments	$949	$923
Discounted cash flow:
WACC	16% to 18% (17%)	15% to 17% (16%)
Exit multiple	9 to 17 times (15 times)	7 to 17 times (14 times)
Market approach:
EBITDA multiple	22 times	7 to 21 times (11 times)
Comparable pricing:
Equity price	24% to 100% (86%)	24% to 100% (89%)
Net derivative and other contracts:
Interest rate	$(73)	$(151)
Option model:
IR volatility skew	70% to 100% (81% / 93%)	105% to 130% (113% / 109%)
IR curve correlation	49% to 99% (77% / 79%)	47% to 100% (80% / 84%)
Bond volatility	79% to 85% (82% / 85%)	N/M
Inflation volatility	27% to 70% (43% / 39%)	22% to 65% (43% / 38%)
IR curve	N/M	4% to 5% (5% / 5%)
Credit	$96	$110
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 92 points (46 points)	0 to 83 points (43 points)
Credit spread	10 to 404 bps (94 bps)	10 to 528 bps (115 bps)
Funding spread	18 to 590 bps (67 bps)	18 to 590 bps (93 bps)
Foreign exchange[2]	$(365)	$66
Option model:
IR curve	-4% to 26% (7% / 5%)	-2% to 38% (8% / 4%)
Foreign exchange volatility skew	-3% to 12% (2% / 0% )	10% to 10% (10% / 10%)
Contingency probability	95%	95%
Equity[2]	$(1,102)	$(736)
Option model:
Equity volatility	6% to 97% (23%)	5% to 96% (25%)
Equity volatility skew	-1% to 0% (0%)	-4% to 0% (-1%)
Equity correlation	25% to 97% (49%)	10% to 93% (71%)
FX correlation	-79% to 40% (-28%)	-79% to 65% (-26%)
IR correlation	10% to 30% (15%)	10% to 30% (14%)

Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2023	At December 31, 2022
Commodity and other	$1,290	$1,083
Option model:
Forward power price	$0 to $220 ($49) per MWh	$1 to $292 ($43) per MWh
Commodity volatility	8% to 123% (31%)	12% to 169% (34%)
Cross-commodity correlation	54% to 100% (94%)	70% to 100% (94%)
Liabilities at Fair Value on a Recurring Basis
Securities sold under agreements to repurchase	$449	$512
Discounted cash flow:
Funding spread	28 to 135 bps (79 bps)	96 to 165 bps (131 bps)
Other secured financings	$92	$91
Comparable pricing:
Loan price	22 to 101 points (76 points)	23 to 101 points (75 points)
Borrowings	$1,878	$1,587
Option model:
Equity volatility	6% to 69% (13%)	7% to 86% (23%)
Equity volatility skew	-2% to 0% (0%)	-2% to 0% (0%)
Equity correlation	41% to 97% (79%)	39% to 98% (86%)
Equity - FX correlation	-65% to 40% (-30%)	-50% to 0% (-21%)
IR curve correlation	50% to 89% (71% / 70%)	N/M
IR - Volatility skew	N/M	47% to 136% (74% / 59%)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$4,532	$6,610
Corporate loan model:
Credit spread	99 to 1467 bps (1015 bps)	91 to 1276 bps (776 bps)
Comparable pricing:
Loan price	25 to 93 points (70 points)	36 to 80 points (65 points)
Warehouse model:
Credit spread	115 to 268 bps (185 bps)	110 to 319 bps (245 bps)
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

December 2023 Form 10-K	104

Notes to Consolidated Financial Statements
During 2023, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
An increase (decrease) to the following significant unobservable inputs would generally result in a higher (lower) fair value.
•Comparable Bond or Loan Price. A pricing input used when prices for the identical instrument are not available. Significant subjectivity may be involved when fair value is determined using pricing data available for comparable instruments. Valuation using comparable instruments can be done by calculating an implied yield (or spread over a liquid benchmark) from the price of a comparable bond or loan, then adjusting that yield (or spread) to derive a value for the bond or loan. The adjustment to yield (or spread) should account for relevant differences in the bonds or loans, such as maturity or credit quality. Alternatively, a price-to-price basis can be assumed between the comparable instrument and the bond or loan being valued in order to establish the value of the bond or loan.
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

105	December 2023 Form 10-K

Notes to Consolidated Financial Statements
Net Asset Value Measurements
Fund Interests

	At December 31, 2023		At December 31, 2022
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,685	$720	$2,622	$638
Real estate	2,765	240	2,642	239
Hedge	74	3	190	3
Total	$5,524	$963	$5,454	$880
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
Real Estate.  Funds that invest in real estate assets such as commercial office buildings, retail properties, multifamily residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic regions.
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
See Note 14 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received. See Note 22 for information regarding unrealized carried interest at risk of reversal.
Nonredeemable Funds by Contractual Maturity

	Carrying Value at December 31, 2023
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,413	$947
5-10 years	1,186	1,778
Over 10 years	86	40
Total	$2,685	$2,765
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At December 31, 2023
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,215	$4,532	$8,747
Other assets—Other investments	—	4	4
Other assets—ROU assets	23	—	23
Total	$4,238	$4,536	$8,774
Liabilities
Other liabilities and accrued expenses—Lending commitments	$110	$60	$170
Total	$110	$60	$170

	At December 31, 2022
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,193	$6,610	$10,803
Other assets—Other investments	—	7	7
Other assets—ROU assets	4	—	4
Total	$4,197	$6,617	$10,814
Liabilities
Other liabilities and accrued expenses—Lending commitments	$275	$153	$428
Total	$275	$153	$428
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

$ in millions	2023	2022	2021
Assets
Loans[2]	$(426)	$(563)	$(89)
Goodwill	—	—	(8)
Intangibles	—	—	(3)
Other assets—Other investments[3]	(15)	(14)	(57)
Other assets—Premises, equipment and software[4]	(8)	(6)	(14)
Other assets—ROU assets[5]	(35)	(11)	(25)
Total	$(484)	$(594)	$(196)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$75	$(137)	$37
Total	$75	$(137)	$37
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
5.Losses related to Other Assets—ROU assets include impairments related to the discontinued leased properties.

December 2023 Form 10-K	106

Notes to Consolidated Financial Statements
Financial Instruments Not Measured at Fair Value

	At December 31, 2023
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$89,232	$89,232	$—	$—	$89,232
Investment securities—HTM	66,694	21,937	34,411	1,105	57,453
Securities purchased under agreements to resell	110,733	—	108,099	2,674	110,773
Securities borrowed	121,091	—	121,091	—	121,091
Customer and other receivables	74,337	—	70,110	4,031	74,141
Loans[1,2]:
Held for investment	203,385	—	20,125	176,291	196,416
Held for sale	15,255	—	8,652	6,672	15,324
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$345,332	$—	$345,391	$—	$345,391
Securities sold under agreements to repurchase	61,631	—	61,621	—	61,621
Securities loaned	15,057	—	15,055	—	15,055
Other secured financings	2,756	—	2,756	—	2,756
Customer and other payables	208,015	—	208,015	—	208,015
Borrowings	169,832	—	171,009	4	171,013
	Commitment Amount
Lending commitments[3]	$149,464	$—	$1,338	$749	$2,087

	At December 31, 2022
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$128,127	$128,127	$—	$—	$128,127
Investment securities—HTM	75,634	26,754	37,218	1,034	65,006
Securities purchased under agreements to resell	113,899	—	111,188	2,681	113,869
Securities borrowed	133,374	—	133,370	—	133,370
Customer and other receivables	73,248	—	69,268	3,664	72,932
Loans[1,2]:
Held for investment	198,997	—	17,278	173,778	191,056
Held for sale	14,788	—	6,875	7,783	14,658
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$351,850	$—	$351,721	$—	$351,721
Securities sold under agreements to repurchase	61,670	—	61,620	—	61,620
Securities loaned	15,679	—	15,673	—	15,673
Other secured financings	3,608	—	3,608	—	3,608
Customer and other payables	216,018	—	216,018	—	216,018
Borrowings	159,338	—	157,780	4	157,784
	Commitment Amount
Lending commitments[3]	$136,241	$—	$1,789	$1,077	$2,866
1.Amounts include loans measured at fair value on a nonrecurring basis.
2.Loans amounts have been disaggregated into HFI and HFS for the first time in the fourth quarter of 2023. Prior period amounts have been revised to match the current period presentation.
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At December 31, 2023	At December 31, 2022
Business Unit Responsible for Risk Management
Equity	$46,073	$38,945
Interest rates	31,055	26,077
Commodities	12,798	10,717
Credit	2,400	1,564
Foreign exchange	1,574	1,417
Total	$93,900	$78,720
Net Revenues from Borrowings under the Fair Value Option

$ in millions	2023	2022	2021
Trading revenues	$(7,991)	$12,370	$899
Interest expense	503	293	305
Net revenues[1]	$(8,494)	$12,077	$594
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

$ in millions	Trading Revenues	OCI
2023
Loans and other receivables[1]	$(123)	$—
Lending commitments	14	—
Deposits	—	17
Borrowings	(19)	(1,726)
2022
Loans and other receivables[1]	$(108)	$—
Lending commitments	(12)	—
Deposits	—	(24)
Borrowings	—	2,006
2021
Loans and other receivables[1]	$278	$—
Lending commitments	2	—
Deposits	—	17
Borrowings	(36)	901

107	December 2023 Form 10-K

Notes to Consolidated Financial Statements

$ in millions	At December 31, 2023	At December 31, 2022
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(2,166)	$(457)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference between Contractual Principal and Fair Value1

$ in millions	At December 31, 2023	At December 31, 2022
Loans and other receivables[2]	$11,086	$11,916
Nonaccrual loans[2]	8,566	9,128
Borrowings[3]	3,030	5,203
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
Fair Value Loans on Nonaccrual Status

$ in millions	At December 31, 2023	At December 31, 2022
Nonaccrual loans	$440	$585
Nonaccrual loans 90 or more days past due	$75	$116
6. Derivative Instruments and Hedging Activities
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
Fair Values of Derivative Contracts

	Assets at December 31, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$25	$—	$—	$25
Foreign exchange	5	5	—	10
Total	30	5	—	35
Not designated as accounting hedges
Economic hedges of loans
Credit	2	27	—	29
Other derivatives
Interest rate	127,414	19,914	854	148,182
Credit	5,712	4,896	—	10,608
Foreign exchange	90,654	2,570	16	93,240
Equity	20,338	—	37,737	58,075
Commodity and other	13,928	—	2,353	16,281
Total	258,048	27,407	40,960	326,415
Total gross derivatives	$258,078	$27,412	$40,960	$326,450
Amounts offset
Counterparty netting	(184,553)	(23,851)	(38,510)	(246,914)
Cash collateral netting	(39,493)	(2,730)	—	(42,223)
Total in Trading assets	$34,032	$831	$2,450	$37,313
Amounts not offset[1]
Financial instruments collateral	(15,690)	—	—	(15,690)
Net amounts	$18,342	$831	$2,450	$21,623
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,641

	Liabilities at December 31, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$467	$—	$—	$467
Foreign exchange	414	43	—	457
Total	881	43	—	924
Not designated as accounting hedges
Economic hedges of loans
Credit	43	702	—	745
Other derivatives
Interest rate	120,604	17,179	590	138,373
Credit	5,920	4,427	—	10,347
Foreign exchange	87,104	2,694	106	89,904
Equity	31,545	—	37,349	68,894
Commodity and other	12,237	—	2,830	15,067
Total	257,453	25,002	40,875	323,330
Total gross derivatives	$258,334	$25,045	$40,875	$324,254
Amounts offset
Counterparty netting	(184,553)	(23,851)	(38,510)	(246,914)
Cash collateral netting	(41,082)	(983)	—	(42,065)
Total in Trading liabilities	$32,699	$211	$2,365	$35,275
Amounts not offset[1]
Financial instruments collateral	(6,864)	(8)	(37)	(6,909)
Net amounts	$25,835	$203	$2,328	$28,366
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$5,911

December 2023 Form 10-K	108

Notes to Consolidated Financial Statements

	Assets at December 31, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$62	$1	$—	$63
Foreign exchange	15	44	—	59
Total	77	45	—	122
Not designated as accounting hedges
Economic hedges of loans
Credit	2	59	—	61
Other derivatives
Interest rate	141,291	29,007	1,029	171,327
Credit	5,888	2,352	—	8,240
Foreign exchange	113,540	2,337	62	115,939
Equity	16,505	—	26,850	43,355
Commodity and other	24,298	—	6,164	30,462
Total	301,524	33,755	34,105	369,384
Total gross derivatives	$301,601	$33,800	$34,105	$369,506
Amounts offset
Counterparty netting	(214,773)	(32,250)	(32,212)	(279,235)
Cash collateral netting	(44,711)	(1,348)	—	(46,059)
Total in Trading assets	$42,117	$202	$1,893	$44,212
Amounts not offset[1]
Financial instruments collateral	(19,406)	—	—	(19,406)
Net amounts	$22,711	$202	$1,893	$24,806
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,318

	Liabilities at December 31, 2022
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$457	$4	$—	$461
Foreign exchange	550	101	—	651
Total	1,007	105	—	1,112
Not designated as accounting hedges
Economic hedges of loans
Credit	9	368	—	377
Other derivatives
Interest rate	135,661	28,581	455	164,697
Credit	5,535	2,390	—	7,925
Foreign exchange	110,322	2,512	104	112,938
Equity	23,138	—	28,193	51,331
Commodity and other	19,631	—	6,748	26,379
Total	294,296	33,851	35,500	363,647
Total gross derivatives	$295,303	$33,956	$35,500	$364,759
Amounts offset
Counterparty netting	(214,773)	(32,250)	(32,212)	(279,235)
Cash collateral netting	(45,884)	(1,505)	—	(47,389)
Total in Trading liabilities	$34,646	$201	$3,288	$38,135
Amounts not offset[1]
Financial instruments collateral	(2,545)	—	(1,139)	(3,684)
Net amounts	$32,101	$201	$2,149	$34,451
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$6,430
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
Notionals of Derivative Contracts

	Assets at December 31, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$92	$—	$92
Foreign exchange	1	1	—	2
Total	1	93	—	94
Not designated as accounting hedges
Economic hedges of loans
Credit	—	1	—	1
Other derivatives
Interest rate	4,153	8,357	560	13,070
Credit	214	176	—	390
Foreign exchange	3,378	165	7	3,550
Equity	528	—	440	968
Commodity and other	142	—	65	207
Total	8,415	8,699	1,072	18,186
Total gross derivatives	$8,416	$8,792	$1,072	$18,280

	Liabilities at December 31, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$3	$183	$—	$186
Foreign exchange	14	3	—	17
Total	17	186	—	203
Not designated as accounting hedges
Economic hedges of loans
Credit	2	22	—	24
Other derivatives
Interest rate	4,631	8,197	455	13,283
Credit	229	155	—	384
Foreign exchange	3,496	167	33	3,696
Equity	587	—	712	1,299
Commodity and other	101	—	79	180
Total	9,046	8,541	1,279	18,866
Total gross derivatives	$9,063	$8,727	$1,279	$19,069

	Assets at December 31, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$62	$—	$64
Foreign exchange	2	2	—	4
Total	4	64	—	68
Not designated as accounting hedges
Economic hedges of loans
Credit	—	3	—	3
Other derivatives
Interest rate	3,404	7,609	614	11,627
Credit	190	130	—	320
Foreign exchange	3,477	126	15	3,618
Equity	488	—	358	846
Commodity and other	141	—	59	200
Total	7,700	7,868	1,046	16,614
Total gross derivatives	$7,704	$7,932	$1,046	$16,682

109	December 2023 Form 10-K

Notes to Consolidated Financial Statements

	Liabilities at December 31, 2022
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$3	$187	$—	$190
Foreign exchange	12	2	—	14
Total	15	189	—	204
Not designated as accounting hedges
Economic hedges of loans
Credit	—	15	—	15
Other derivatives
Interest rate	3,436	7,761	497	11,694
Credit	199	125	—	324
Foreign exchange	3,516	123	35	3,674
Equity	488	—	552	1,040
Commodity and other	101	—	79	180
Total	7,740	8,024	1,163	16,927
Total gross derivatives	$7,755	$8,213	$1,163	$17,131
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
Gains (Losses) on Accounting Hedges

$ in millions	2023	2022	2021
Fair value hedges—Recognized in Interest income
Interest rate contracts	$(576)	$1,928	$742
Investment Securities—AFS	638	(1,838)	(629)
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$3,664	$(15,159)	$(4,306)
Deposits	(88)	124	88
Borrowings	(3,564)	15,042	4,214
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$(168)	$657	$664
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	211	(33)	(53)
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$9	$(4)	$—
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	(16)	—	—
Net change in cash flow hedges included within AOCI	25	(4)	—
1.For the year ended 2023, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of December 31, 2023 is approximately $(56) million. The maximum length of time over which forecasted cash flows are hedged is 18 months.
Fair Value Hedges—Hedged Items

$ in millions	At December 31, 2023	At December 31, 2022
Investment securities—AFS
Amortized cost basis currently or previously hedged	$47,179	$34,073
Basis adjustments included in amortized cost[1]	$(732)	$(1,628)
Deposits
Carrying amount currently or previously hedged	$10,569	$3,735
Basis adjustments included in carrying amount[1]	$(31)	$(119)
Borrowings
Carrying amount currently or previously hedged	$158,659	$146,025
Basis adjustments included in carrying amount—Outstanding hedges	$(9,219)	$(12,748)
Basis adjustments included in carrying amount—Terminated hedges	$(671)	$(715)
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

$ in millions	2023	2022	2021
Recognized in Other revenues
Credit contracts[1]	(522)	(62)	(285)
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Derivatives with Credit Risk-Related Contingencies
Net Derivative Liabilities and Collateral Posted

$ in millions	At December 31, 2023	At December 31, 2022
Net derivative liabilities with credit risk-related contingent features	$21,957	$20,287
Collateral posted	16,389	12,268
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At December 31, 2023
One-notch downgrade	$450
Two-notch downgrade	394
Bilateral downgrade agreements included in the amounts above[1]	$692
1.Amount represents arrangements between the Firm and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are used by the Firm to manage the risk of counterparty downgrades.
The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by Moody’s Investors Service, Inc., S&P Global Ratings and/or other rating agencies. The previous table shows the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch

December 2023 Form 10-K	110

Notes to Consolidated Financial Statements
downgrade scenarios based on the relevant contractual downgrade triggers.
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at December 31, 2023
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$19	$29	$39	$10	$97
Non-investment grade	7	14	17	1	39
Total	$26	$43	$56	$11	$136
Index and basket CDS
Investment grade	$8	$19	$85	$4	$116
Non-investment grade	8	14	95	17	134
Total	$16	$33	$180	$21	$250
Total CDS sold	$42	$76	$236	$32	$386
Other credit contracts	—	—	—	3	3
Total credit protection sold	$42	$76	$236	$35	$389
CDS protection sold with identical protection purchased					$330

	Years to Maturity at December 31, 2022
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$12	$29	$29	$9	$79
Non-investment grade	5	13	16	2	36
Total	$17	$42	$45	$11	$115
Index and basket CDS
Investment grade	$3	$13	$37	$3	$56
Non-investment grade	8	17	108	19	152
Total	$11	$30	$145	$22	$208
Total CDS sold	$28	$72	$190	$33	$323
Other credit contracts	—	—	—	—	—
Total credit protection sold	$28	$72	$190	$33	$323
CDS protection sold with identical protection purchased					$262
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At December 31, 2023	At December 31, 2022
Single-name CDS
Investment grade	$1,904	$762
Non-investment grade	399	(808)
Total	$2,303	$(46)
Index and basket CDS
Investment grade	$1,929	$859
Non-investment grade	45	(1,812)
Total	$1,974	$(953)
Total CDS sold	$4,277	$(999)
Other credit contracts	314	(1)
Total credit protection sold	$4,591	$(1,000)
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At December 31, 2023	At December 31, 2022
Single name	$166	$140
Index and basket	213	173
Tranched index and basket	30	26
Total	$409	$339

	Fair Value Asset (Liability)
$ in millions	At December 31, 2023	At December 31, 2022
Single name	$(2,799)	$(33)
Index and basket	(1,208)	1,248
Tranched index and basket	(1,012)	(217)
Total	$(5,019)	$998
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

111	December 2023 Form 10-K

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
7. Investment Securities
AFS and HTM Securities

	At December 31, 2023
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$58,484	$24	$1,103	57,405
U.S. agency securities[2]	25,852	4	2,528	23,328
Agency CMBS	5,871	—	456	5,415
State and municipal securities	1,132	46	5	1,173
FFELP student loan ABS[3]	810	—	18	792
Total AFS securities	92,149	74	4,110	88,113
HTM securities
U.S. Treasury securities	23,222	—	1,285	21,937
U.S. agency securities[2]	40,894	—	7,699	33,195
Agency CMBS	1,337	—	121	1,216
Non-agency CMBS	1,241	2	138	1,105
Total HTM securities	66,694	2	9,243	57,453
Total investment securities	$158,843	$76	$13,353	$145,566

	At December 31, 2022
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$56,103	$17	$2,254	$53,866
U.S. agency securities[2]	23,926	1	2,753	21,174
Agency CMBS	5,998	—	470	5,528
State and municipal securities	2,598	71	42	2,627
FFELP student loan ABS[3]	1,147	—	45	1,102
Total AFS securities	89,772	89	5,564	84,297
HTM securities
U.S. Treasury securities	28,599	—	1,845	26,754
U.S. agency securities[2]	44,038	—	8,487	35,551
Agency CMBS	1,819	—	152	1,667
Non-agency CMBS	1,178	—	144	1,034
Total HTM securities	75,634	—	10,628	65,006
Total investment securities	$165,406	$89	$16,192	$149,303
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
Investment Securities in an Unrealized Loss Position

	At December 31, 2023		At December 31, 2022
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than12 months	$14,295	$22	$42,144	$1,711
12 months or longer	33,458	1,081	11,454	543
Total	47,753	1,103	53,598	2,254
U.S. agency securities
Less than12 months	4,297	43	13,662	1,271
12 months or longer	18,459	2,485	7,060	1,482
Total	22,756	2,528	20,722	2,753
Agency CMBS
Less than12 months	—	—	5,343	448
12 months or longer	5,415	456	185	22
Total	5,415	456	5,528	470
State and municipal securities
Less than12 months	524	3	2,106	40
12 months or longer	35	2	65	2
Total	559	5	2,171	42
FFELP student loan ABS
Less than12 months	56	1	627	23
12 months or longer	616	17	476	22
Total	672	18	1,103	45
Total AFS securities in an unrealized loss position
Less than12 months	19,172	69	63,882	3,493
12 months or longer	57,983	4,041	19,240	2,071
Total	$77,155	$4,110	$83,122	$5,564

For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of December 31, 2023 and December 31, 2022, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at December 31, 2023 and December 31, 2022 reflect an ACL of $44 million and $34 million, respectively, predominantly related to Non-agency CMBS. See Note 2 for a description of the ACL methodology used for HTM Securities. As of December 31, 2023 and December 31, 2022, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 15 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.

December 2023 Form 10-K	112

Notes to Consolidated Financial Statements
Investment Securities by Contractual Maturity

	At December 31, 2023
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$16,311	$16,030	1.2%
After 1 year through 5 years	40,412	39,620	2.6%
After 5 years through 10 years	1,761	1,755	4.0%
Total	58,484	57,405
U.S. agency securities:
Due within 1 year	23	23	(0.6)%
After 1 year through 5 years	397	375	1.6%
After 5 years through 10 years	547	504	1.8%
After 10 years	24,885	22,426	3.6%
Total	25,852	23,328
Agency CMBS:
Due within 1 year	1	1	(2.2)%
After 1 year through 5 years	2,491	2,392	1.8%
After 5 years through 10 years	2,176	2,043	2.0%
After 10 years	1,203	979	1.4%
Total	5,871	5,415
State and municipal securities:
Due within 1 year	27	28	5.2%
After 1 year through 5 years	185	184	4.7%
After 5 years through 10 years	6	9	4.1%
After 10 years	914	952	4.2%
Total	1,132	1,173
FFELP student loan ABS:
After 1 year through 5 years	96	91	6.1%
After 5 years through 10 years	99	95	6.0%
After 10 years	615	606	6.2%
Total	810	792
Total AFS securities	92,149	88,113	2.6%

	At December 31, 2023
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	$6,403	$6,317	2.1%
After 1 year through 5 years	12,059	11,497	1.8%
After 5 years through 10 years	3,202	2,965	2.4%
After 10 years	1,558	1,158	2.3%
Total	23,222	21,937
U.S. agency securities:
After 1 year through 5 years	6	6	1.8%
After 5 years through 10 years	294	276	2.1%
After 10 years	40,594	32,913	1.8%
Total	40,894	33,195
Agency CMBS:
Due within 1 year	30	30	2.5%
After 1 year through 5 years	1,063	985	1.4%
After 5 years through 10 years	117	99	1.4%
After 10 years	127	102	1.6%
Total	1,337	1,216
Non-agency CMBS:
Due within 1 year	208	185	4.0%
After 1 year through 5 years	343	321	4.6%
After 5 years through 10 years	641	551	3.7%
After 10 years	49	48	5.7%
Total	1,241	1,105
Total HTM securities	66,694	57,453	1.9%
Total investment securities	$158,843	$145,566	2.3%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At December 31, 2023, the annualized average yield, including the interest rate swap accrual of related hedges, was 1.6% for AFS securities contractually maturing within 1 year and 3.6% for all AFS securities.
Gross Realized Gains (Losses) on Sales of AFS Securities

$ in millions	2023	2022	2021
Gross realized gains	$70	$164	$237
Gross realized (losses)	(21)	(94)	(27)
Total[1]	$49	$70	$210
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

113	December 2023 Form 10-K

Notes to Consolidated Financial Statements
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
Offsetting of Certain Collateralized Transactions

	At December 31, 2023
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$300,242	$(189,502)	$110,740	$(108,893)	$1,847
Securities borrowed	142,453	(21,362)	121,091	(115,969)	5,122
Liabilities
Securities sold under agreements to repurchase	$252,153	$(189,502)	$62,651	$(58,357)	$4,294
Securities loaned	36,419	(21,362)	15,057	(15,046)	11
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,741
Securities borrowed					607
Securities sold under agreements to repurchase					3,014
Securities loaned					2

	At December 31, 2022
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$240,355	$(126,448)	$113,907	$(109,902)	$4,005
Securities borrowed	145,340	(11,966)	133,374	(128,073)	5,301
Liabilities
Securities sold under agreements to repurchase	$188,982	$(126,448)	$62,534	$(57,395)	$5,139
Securities loaned	27,645	(11,966)	15,679	(15,199)	480
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,696
Securities borrowed					624
Securities sold under agreements to repurchase					3,861
Securities loaned					250
1.Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
For information related to offsetting of derivatives, see Note 6.
Gross Secured Financing Balances by Remaining Contractual Maturity

	At December 31, 2023
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$80,376	$114,826	$25,510	$31,441	$252,153
Securities loaned	21,508	1,345	709	12,857	36,419
Total included in the offsetting disclosure	$101,884	$116,171	$26,219	$44,298	$288,572
Trading liabilities—Obligation to return securities received as collateral	13,528	—	—	—	13,528
Total	$115,412	$116,171	$26,219	$44,298	$302,100

	At December 31, 2022
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$54,551	$77,359	$20,586	$36,486	$188,982
Securities loaned	15,150	882	1,984	9,629	27,645
Total included in the offsetting disclosure	$69,701	$78,241	$22,570	$46,115	$216,627
Trading liabilities—Obligation to return securities received as collateral	22,880	—	—	—	22,880
Total	$92,581	$78,241	$22,570	$46,115	$239,507
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At December 31, 2023	At December 31, 2022
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$98,377	$57,761
Other sovereign government obligations	122,342	98,839
Corporate equities	18,144	19,340
Other	13,290	13,042
Total	$252,153	$188,982
Securities loaned
Other sovereign government obligations	$1,379	$862
Corporate equities	34,434	26,289
Other	606	494
Total	$36,419	$27,645
Total included in the offsetting disclosure	$288,572	$216,627
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$13,502	$22,833
Other	26	47
Total	$13,528	$22,880
Total	$302,100	$239,507
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At December 31, 2023	At December 31, 2022
Trading assets	$37,522	$34,524
The Firm pledges certain of its trading assets to collateralize securities sold under agreements to repurchase, securities

December 2023 Form 10-K	114

Notes to Consolidated Financial Statements
loaned, other secured financings and derivatives and to cover customer short sales. Counterparties may or may not have the right to sell or repledge the collateral.
Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the balance sheet.
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At December 31, 2023	At December 31, 2022
Collateral received with right to sell or repledge	$735,830	$637,941
Collateral that was sold or repledged[1]	553,386	486,820
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
Securities Segregated for Regulatory Purposes

$ in millions	At December 31, 2023	At December 31, 2022
Segregated securities[1]	$20,670	$32,254
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Concentration Based on the Firm’s Total Assets

	At December 31, 2023	At December 31, 2022
U.S. government and agency securities and other sovereign government obligations
Trading assets[1]	12%	9%
Off balance sheet—Collateral received[2]	11%	12%
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
Customer Margin and Other Lending

$ in millions	At December 31, 2023	At December 31, 2022
Margin and other lending	$45,644	$38,524
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
Also included in the amounts in the previous table is non-purpose securities-based lending on entities in the Wealth Management business segment.
Other Secured Financings
Other secured financings include the liabilities related to collateralized notes, transfers of financial assets that are accounted for as financings rather than sales and consolidated VIEs where the Firm is deemed to be the primary beneficiary. These liabilities are generally payable from the cash flows of the related assets accounted for as Trading assets (see Notes 13 and 15). Additionally, for certain secured financing transactions that the Firm entered into during 2023 that meet applicable netting criteria, the Firm offsets Other secured financing liabilities against financing receivables recorded within Trading assets in the amount of $3,472 million at December 31, 2023.

115	December 2023 Form 10-K

Notes to Consolidated Financial Statements
9. Loans, Lending Commitments and Related Allowance for Credit Losses
The Firm’s held-for-investment and held-for-sale loan portfolios consist of the following types of loans:
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
•Securities-based Lending and Other.  Securities-based lending includes loans that allow clients to borrow money against the value of qualifying securities, generally for any suitable purpose other than purchasing, trading, or carrying securities or refinancing margin debt. The majority of these loans are structured as revolving lines of credit. Other primarily includes certain loans originated in the tailored lending business within the Wealth Management business segment.
Loans by Type

	At December 31, 2023
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,758	$11,862	$18,620
Secured lending facilities	39,498	3,161	42,659
Commercial real estate	8,678	209	8,887
Residential real estate	60,375	22	60,397
Securities-based lending and Other loans	89,245	1	89,246
Total loans	204,554	15,255	219,809
ACL	(1,169)		(1,169)
Total loans, net	$203,385	$15,255	$218,640
Loans to non-U.S. borrowers, net	$21,152	$5,043	$26,195

	At December 31, 2022
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,589	$10,634	$17,223
Secured lending facilities	35,606	3,176	38,782
Commercial real estate	8,515	926	9,441
Residential real estate	54,460	4	54,464
Securities-based lending and Other loans	94,666	48	94,714
Total loans	199,836	14,788	214,624
ACL	(839)		(839)
Total loans, net	$198,997	$14,788	$213,785
Loans to non-U.S. borrowers, net	$17,979	$5,672	$23,651
Loans by Interest Rate Type

	At December 31, 2023		At December 31, 2022
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$—	$18,620	$—	$17,223
Secured lending facilities	—	42,659	—	38,782
Commercial real estate	141	8,746	204	9,237
Residential real estate	28,934	31,464	24,903	29,561
Securities-based lending and Other loans	23,922	65,323	24,077	70,637
Total loans, before ACL	$52,997	$166,812	$49,184	$165,440
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
For information related to credit quality indicators considered in developing the ACL, see Note 2.

December 2023 Form 10-K	116

Notes to Consolidated Financial Statements
Loans Held for Investment before Allowance by Origination Year

	At December 31, 2023			At December 31, 2022
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$2,350	$3,863	$6,213	$2,554	$3,456	$6,010
2023	—	88	88
2022	—	166	166	6	107	113
2021	15	89	104	—	139	139
2020	29	25	54	—	58	58
2019	—	133	133	—	154	154
Prior	—	—	—	115	—	115
Total	$2,394	$4,364	$6,758	$2,675	$3,914	$6,589

	At December 31, 2023			At December 31, 2022
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$9,494	$22,240	$31,734	$9,445	$21,243	$30,688
2023	1,535	1,459	2,994
2022	392	2,390	2,782	1,135	1,336	2,471
2021	—	365	365	254	208	462
2020	—	80	80	—	98	98
2019	60	333	393	60	486	546
Prior	296	854	1,150	215	1,126	1,341
Total	$11,777	$27,721	$39,498	$11,109	$24,497	$35,606

	At December 31, 2023			At December 31, 2022
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$—	$170	$170	$—	$204	$204
2023	261	1,067	1,328
2022	284	1,900	2,184	379	2,201	2,580
2021	370	1,494	1,864	239	1,609	1,848
2020	—	756	756	—	728	728
2019	195	1,369	1,564	659	1,152	1,811
Prior	—	812	812	211	1,133	1,344
Total	$1,110	$7,568	$8,678	$1,488	$7,027	$8,515

	At December 31, 2023
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$108	$33	$8	$149	$—	$149
2023	7,390	1,517	230	8,168	969	9,137
2022	10,927	2,424	389	12,650	1,090	13,740
2021	11,075	2,376	239	12,763	927	13,690
2020	6,916	1,430	104	8,017	433	8,450
2019	3,965	890	131	4,686	300	4,986
Prior	7,677	2,241	305	9,420	803	10,223
Total	$48,058	$10,911	$1,406	$55,853	$4,522	$60,375

	At December 31, 2022
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$90	$29	$5	$124	$—	$124
2022	11,481	2,533	411	13,276	1,149	14,425
2021	11,604	2,492	257	13,378	975	14,353
2020	7,292	1,501	115	8,452	456	8,908
2019	4,208	946	137	4,968	323	5,291
Prior	8,488	2,519	352	10,457	902	11,359
Total	$43,163	$10,020	$1,277	$50,655	$3,805	$54,460

	At December 31, 2023
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$71,474	$5,230	$1,362	$78,066
2023	1,612	627	346	2,585
2022	1,128	816	804	2,748
2021	165	330	377	872
2020	—	435	414	849
2019	13	769	628	1,410
Prior	202	1,327	1,186	2,715
Total	$74,594	$9,534	$5,117	$89,245

	At December 31, 2022
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$77,115	$5,760	$1,480	$84,355
2022	1,425	1,572	269	3,266
2021	725	525	223	1,473
2020	—	580	418	998
2019	16	913	644	1,573
Prior	202	1,849	950	3,001
Total	$79,483	$11,199	$3,984	$94,666
IG—Investment Grade
NIG—Non-investment Grade
1.Securities-based loans are subject to collateral maintenance provisions, and at December 31, 2023 and December 31, 2022, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2.
2. Other loans primarily include tailored lending. For a further discussion of Other loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein.
Past Due Loans Held for Investment before Allowance1

$ in millions	At December 31, 2023	At December 31, 2022
Corporate	$47	$112
Secured lending facilities	—	85
Commercial real estate	185	—
Residential real estate	160	158
Securities-based lending and Other loans	1	1
Total	$393	$356
1.As of December 31, 2023, the majority of the amounts are past due for a period of less than 90 days. As of December 31, 2022, the majority of the amounts are 90 days or more past due.
Nonaccrual Loans Held for Investment before Allowance1

$ in millions	At December 31, 2023	At December 31, 2022
Corporate	$95	$71
Secured lending facilities	87	94
Commercial real estate	426	209
Residential real estate	95	118
Securities-based lending and Other loans	174	10
Total	$877	$502
Nonaccrual loans without an ACL	$86	$117
1.There were no loans held for investment that were 90 days or more past due and still accruing as of December 31, 2023 and December 31, 2022. For further information on the Firm’s nonaccrual policy, see Note 2 to the financial statements.
The Firm may modify the terms of certain loans for economic or legal reasons related to a borrower's financial difficulties, and these modifications include interest rate reductions, principal forgiveness, term extensions and other-than-insignificant payment delays or a combination of these

117	December 2023 Form 10-K

Notes to Consolidated Financial Statements
aforementioned modifications. Modified loans are typically evaluated individually for allowance for credit losses. As of December 31, 2023, there were no loans held for investment modified in the current year with subsequent default.
Modified Loans Held for Investment

Modified during the year ended December 31, 2023[1]
	At December 31, 2023
$ in millions	Amortized Cost	% of Total Loans[2]
	Term Extension
Corporate	$183	2.7%
Commercial real estate	199	2.3%
Residential real estate	1	0.1%
Securities-based lending and Other loans	145	0.2%
Total	$528
	Other-than-insignificant Payment Delay
Securities-based lending and Other loans	$71	0.1%
Total	$71
	Combination - Multiple Modifications[3]
Commercial real estate	$24	0.3%
Residential real estate	1	—%
Total	$25
1.Lending commitments to borrowers for which the Firm modified terms of the receivable were $1,062 million as of December 31, 2023.
2.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.
3.Combination - Multiple Modifications primarily includes loans with Term extension and Other-than-insignificant payment delay.

Financial Impact on Modified Loans Held for Investment

Modified during the year ended December 31, 2023[1]
At December 31, 2023
Term Extension
Corporate	Added 1 year, 10 months to the life of the modified loan(s)
Commercial real estate	Added 4 years, 2 months to the life of the modified loan(s)
Residential real estate	Added 4 months to the life of the modified loan(s)
Securities-based lending and Other loans	Added 7 months to the life of the modified loan(s)
Other-than-insignificant Payment Delay
Securities-based lending and Other loans	Added 6 months to the life of the modified loan(s)
Combination - Multiple Modification
Commercial real estate	Added 7 months of Term extension and 6 months of Other-than-insignificant payment delay to the life of the modified loan(s)
Residential real estate	Added 10 years of Term extension and reduced the interest rate by 1% on the modified loan(s)
1.In instances where more than one loan was modified, modification impact is presented on a weighted-average basis.
Past Due Status for Loans Held for Investment Modified in the Last 12 months

	At December 31, 2023
$ in millions	30-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$24	$21	$45
Residential real estate	—	1	1
Total	$24	$22	$46
Gross Charge-offs by Origination Year

	Year Ended December 31, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(34)	$—	$—	$—	$—	$(34)
2020	—	—	—	—	(3)	(3)
2019	—	—	(85)	—	(1)	(86)
Prior	—	—	(44)	—	—	(44)
Total	$(34)	$—	$(129)	$—	$(4)	$(167)
CRE—Commercial real estate
SBL—Securities-based lending
Allowance for Credit Losses Rollforward and Allocation—Loans and Lending Commitments

	Year Ended December 31, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$235	$153	$275	$87	$89	$839
Gross charge-offs	(34)	—	(129)	—	(4)	(167)
Recoveries	1	—	—	1	—	2
Net (charge-offs) recoveries	(33)	—	(129)	1	(4)	(165)
Provision (release)	37	—	314	13	124	488
Other	2	—	3	(1)	3	7
Ending balance	$241	$153	$463	$100	$212	$1,169
Percent of loans to total loans[1]	3%	19%	4%	30%	44%	100%
ACL—Lending commitments
Beginning balance	$411	$51	$15	$4	$23	$504
Provision (release)	16	18	11	—	(1)	44
Other	4	1	—	—	(2)	3
Ending balance	$431	$70	$26	$4	$20	$551
Total ending balance	$672	$223	$489	$104	$232	$1,720

	Year Ended December 31, 2022
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$165	$163	$206	$60	$60	$654
Gross charge-offs	—	(3)	(7)	—	(21)	(31)
Recoveries	6	—	—	1	—	7
Net (charge-offs) recoveries	6	(3)	(7)	1	(21)	(24)
Provision (release)	65	(6)	80	26	51	216
Other	(1)	(1)	(4)	—	(1)	(7)
Ending balance	$235	$153	$275	$87	$89	$839
Percent of loans to total loans[1]	3%	18%	4%	27%	48%	100%
ACL—Lending commitments
Beginning balance	$356	$41	$20	$1	$26	$444
Provision (release)	59	10	(5)	3	(3)	64
Other	(4)	—	—	—	—	(4)
Ending balance	$411	$51	$15	$4	$23	$504
Total ending balance	$646	$204	$290	$91	$112	$1,343

December 2023 Form 10-K	118

Notes to Consolidated Financial Statements

	Year Ended December 31, 2021
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$309	$198	$211	$59	$58	$835
Gross charge-offs	(23)	(67)	(27)	(1)	(8)	(126)
Provision (release)	(119)	34	25	1	11	(48)
Other	(2)	(2)	(3)	1	(1)	(7)
Ending balance	$165	$163	$206	$60	$60	$654
Percent of loans to total loans[1]	3%	18%	4%	25%	50%	100%
ACL—Lending commitments
Beginning balance	$323	$38	$11	$1	$23	$396
Provision (release)	37	2	10	—	3	52
Other	(4)	1	(1)	—	—	(4)
Ending balance	$356	$41	$20	$1	$26	$444
Total ending balance	$521	$204	$226	$61	$86	$1,098
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
The allowance for credit losses for loans and lending commitments increased in 2023, primarily related to deteriorating conditions in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio, and modest growth in certain other loan portfolios. Charge-offs in 2023 were primarily related to Commercial real estate and Corporate loans. The base scenario used in our ACL models as of December 31, 2023 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models, and assumes slow economic growth in 2024, followed by a gradual improvement in 2025. Given the nature of our lending portfolio, the most sensitive model input is U.S. GDP.
See Note 2 for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for held-for-investment loans.
Selected Credit Ratios

	At December 31, 2023	At December 31, 2022
ACL for loans to total HFI loans	0.6%	0.4%
Nonaccrual HFI loans to total HFI loans	0.4%	0.3%
ACL for loans to nonaccrual HFI loans	133.3%	167.1%
Employee Loans

$ in millions	At December 31, 2023	At December 31, 2022
Currently employed by the Firm[1]	$4,257	$4,023
No longer employed by the Firm[2]	92	97
Employee loans	$4,349	$4,120
ACL	(121)	(139)
Employee loans, net of ACL	$4,228	$3,981
Remaining repayment term, weighted average in years	5.8	5.8
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
10. Goodwill and Intangible Assets
Goodwill Rollforward

$ in millions	IS	WM	IM	Total
At December 31, 2021¹	$475	$10,325	$6,033	$16,833
Foreign currency	(39)	(7)	(12)	(58)
Disposals	(7)	(116)	—	(123)
At December 31, 2022¹	$429	$10,202	$6,021	$16,652
Foreign currency	(5)	2	7	4
Acquired	—	—	56	56
Disposals	—	(5)	—	(5)
At December 31, 2023¹	$424	$10,199	$6,084	$16,707
Accumulated impairments[2]	$673	$—	$27	$700
1.Balances represent the amount of the Firm’s goodwill after accumulated impairments.
2.There were no impairments recorded in 2023, 2022 or 2021.
Intangible Assets Rollforward

$ in millions	IS	WM	IM	Total
At December 31, 2021	$104	$4,463	$3,793	$8,360
Acquired	23	41	—	64
Disposals	(75)	(106)	—	(181)
Amortization expense	(16)	(483)	(111)	(610)
Other	—	(4)	(11)	(15)
At December 31, 2022	$36	$3,911	$3,671	$7,618
Acquired	—	9	37	46
Disposals	—	(13)	—	(13)
Amortization expense	(10)	(481)	(110)	(601)
Other	—	1	4	5
At December 31, 2023	$26	$3,427	$3,602	$7,055
Intangible Assets by Type

	Non-amortizable	Amortizable
$ in millions	Gross Carrying Amount	Gross Carrying Amount	Accumulated Amortization
At December 31, 2023
Management contracts	$2,113	$245	$72
Customer relationships	—	8,763	4,582
Trade names	—	767	187
Other	—	14	6
Total	$2,113	$9,789	$4,847
At December 31, 2022
Management contracts	2,110	245	51
Customer relationships	—	8,766	4,046
Trade names	—	736	151
Other	—	14	5
Total	$2,110	$9,761	$4,253

119	December 2023 Form 10-K

Notes to Consolidated Financial Statements
Intangible Assets Estimated Future Amortization Expense

$ in millions	At December 31, 2023
2024	$600
2025	455
2026	348
2027	343
2028	337
The Firm’s annual goodwill and non-amortizable intangible asset impairment testing as of July 1, 2023 did not indicate any impairment. For more information, see Note 2.
11. Other Assets—Equity Method Investments and Leases
Equity Method Investments

$ in millions	At December 31, 2023	At December 31, 2022
Investments	$1,915	$1,927

$ in millions	2023	2022	2021
Income (loss)	$124	$39	$104
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
Japanese Securities Joint Venture

$ in millions	2023	2022	2021
Income (loss) from investment in MUMSS	$129	$35	$168
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
Leases
The Firm’s leases are principally non-cancelable operating real estate leases.
Balance Sheet Amounts Related to Leases

$ in millions	At December 31, 2023	At December 31, 2022
Other assets—ROU assets	$4,368	$4,073
Other liabilities and accrued expenses—Lease liabilities	5,417	4,901
Weighted average:
Remaining lease term, in years	8.7	8.6
Discount rate	4.0%	3.3%
Lease Liabilities

$ in millions	At December 31, 2023	At December 31, 2022
2023		$870
2024	$913	785
2025	846	673
2026	774	604
2027	716	548
2028	644	462
Thereafter	2,637	1,747
Total undiscounted cash flows	6,530	5,689
Imputed interest	(1,113)	(788)
Amount on balance sheet	$5,417	$4,901
Committed leases not yet commenced	$248	$970
Lease Costs

$ in millions	2023	2022	2021
Fixed costs	$938	$841	$852
Variable costs[1]	206	170	187
Less: Sublease income	(10)	(7)	(6)
Total lease cost, net	$1,134	$1,004	$1,033
1.Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
Cash Flows Statement Supplemental Information

$ in millions	2023	2022	2021
Cash outflows—Lease liabilities	$892	$881	$879
Non-cash—ROU assets recorded for new and modified leases	1,055	544	578
Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges.

December 2023 Form 10-K	120

Notes to Consolidated Financial Statements
12. Deposits
Deposits

$ in millions	At December 31, 2023	At December 31, 2022
Savings and demand deposits	$288,252	$319,948
Time deposits	63,552	36,698
Total deposits	$351,804	$356,646
Deposits subject to FDIC insurance	$276,598	$260,420
Deposits not subject to FDIC insurance	$75,206	$96,226
Time Deposit Maturities

$ in millions	At December 31, 2023
2024	$33,649
2025	16,220
2026	5,726
2027	3,757
2028	3,708
Thereafter	492
Total	$63,552
Uninsured Non-U.S. Time Deposit Maturities

$ in millions	At December 31, 2023
Less than 3 months	$1,602
3 - 6 months	540
6 - 12 months	381
Over 12 months	48
Total	$2,571
Deposits in U.S. Bank Subsidiaries from Non-U.S. Depositors

$ in millions	At December 31, 2023	At December 31, 2022
Deposits in U.S. bank subsidiaries from non-U.S. depositors	$880	$1,220
13. Borrowings and Other Secured Financings
Maturities and Terms of Borrowings

	Parent Company		Subsidiaries		At December 31, 2023	At December 31, 2022
$ in millions	Fixed Rate[1]	Variable Rate[2]	Fixed Rate[1]	Variable Rate[2]
Original maturities of one year or less:
Next 12 months	$—	$—	$84	$3,104	$3,188	$4,191
Original maturities greater than one year:
2023						$18,910
2024	$8,526	$389	$607	$10,629	$20,151	29,842
2025	18,994	3,036	2,655	10,838	35,523	30,235
2026	23,038	1,478	3,764	7,143	35,423	28,998
2027	18,935	347	973	5,083	25,338	23,561
2028	11,058	374	622	9,185	21,239	15,698
Thereafter	87,841	2,794	9,392	22,843	122,870	86,623
Total greater than one year	$168,392	$8,418	$18,013	$65,721	$260,544	$233,867
Total	$168,392	$8,418	$18,097	$68,825	$263,732	$238,058

Weighted average coupon at period end~~3~~	3.5%	6.1%	5.2%	N/M	3.6%	3.2%
1.Fixed rate borrowings include instruments with step-up, step-down and zero coupon features.
2.Variable rate borrowings include those that bear interest based on a variety of indices, including SOFR and federal funds rates, in addition to certain notes carried at fair value with various payment provisions, including notes linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures.
3.Only includes borrowings with original maturities greater than one year. Weighted average coupon is calculated utilizing U.S. and non-U.S. dollar interest rates and excludes financial instruments for which the fair value option was elected. Virtually all of the variable rate notes issued by subsidiaries are carried at fair value so a weighted average coupon is not meaningful.
Borrowings with Original Maturities Greater than One Year

$ in millions	At December 31, 2023	At December 31, 2022
Senior	$248,174	$221,667
Subordinated	12,370	12,200
Total	$260,544	$233,867
Weighted average stated maturity, in years	6.6	6.7
Certain senior debt securities are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is linked to equity, credit, commodity or other indices (e.g., the consumer price index). Senior debt also may be structured to be callable by the Firm or extendible at the option of holders of the senior debt securities.
The Firm’s Borrowings include notes carried and managed on a fair value basis. These include instruments whose payments and redemption values are linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures; and instruments with various interest rate-related features, including step-ups, step-downs and zero coupons. Also included are unsecured contracts that are not classified as OTC derivatives because they fail initial net investment criteria. To minimize the exposure from such instruments, the Firm has entered into various swap contracts and purchased options that effectively convert the borrowing costs into floating rates. The swaps and purchased options used to economically hedge the embedded features are derivatives and also are carried at fair value. Changes in fair value related to the notes and economic hedges are reported in Trading

121	December 2023 Form 10-K

Notes to Consolidated Financial Statements
revenues. See Notes 2 and 5 for further information on borrowings carried at fair value.
Senior Debt Subject to Put Options or Liquidity Obligations

$ in millions	At December 31, 2023	At December 31, 2022
Put options embedded in debt agreements	$1,571	$496
Liquidity obligations[1]	$3,166	$2,423
1.Includes obligations to support secondary market trading.
Subordinated Debt

	2023	2022
Contractual weighted average coupon	4.3%	4.1%

Subordinated debt generally is issued to meet the capital requirements of the Firm or its regulated subsidiaries and primarily is U.S. dollar denominated. Maturities of subordinated debt range from 2025 to 2038.
Rates for Borrowings with Original Maturities Greater than One Year

	At December 31,
	2023	2022	2021
Contractual weighted average coupon[1]	3.6%	3.2%	2.7%
Weighted average coupon after swaps	6.5%	5.1%	1.6%
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
The Firm’s use of swaps for asset and liability management affects its effective average borrowing rate.
Other Secured Financings

$ in millions	At December 31, 2023	At December 31, 2022
Original maturities:
One year or less	$5,732	$944
Greater than one year	6,923	7,214
Total	$12,655	$8,158
Transfers of assets accounted for as secured financings	5,848	1,119
Maturities and Terms of Other Secured Financings1

	At December 31, 2023			At December 31, 2022
$ in millions	Fixed Rate	Variable Rate[2]	Total
Original maturities of one year or less:
Next 12 months	$8	$—	$8	$501
Original maturities greater than one year:
2023				$5,200
2024	$—	$5,085	$5,085	343
2025	—	95	95	131
2026	5	87	92	2
2027	—	—	—	—
2028	—	434	434	—
Thereafter	7	1,086	1,093	862
Total	$12	$6,787	$6,799	$6,538
Weighted average coupon at period-end[3]	N/M	5.6%	5.6%	4.9%
1.Excludes transfers of assets accounted for as secured financings. See subsequent table.
2.Variable rate other secured financings bear interest based on a variety of indices, including SOFR and federal funds rates. Amounts include notes carried at fair value with various payment provisions, including notes linked to equity, credit, commodity or other indices.
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
Maturities of Transfers of Assets Accounted for as Secured Financings1

$ in millions	At December 31, 2023	At December 31, 2022
2023		$987
2024	$5,749	4
2025	9	60
2026	36	35
2027	21	21
2028	11	—
Thereafter	22	12
Total	$5,848	$1,119
1.Excludes Securities sold under agreements to repurchase and Securities loaned.
For transfers of assets that fail to meet accounting criteria for a sale, the Firm continues to record the assets and recognizes the associated liabilities in the balance sheet.

December 2023 Form 10-K	122

Notes to Consolidated Financial Statements
14. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at December 31, 2023
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$17,036	$36,214	$54,411	$1,134	$108,795
Secured lending facilities	8,043	5,936	3,466	2,424	19,869
Commercial and Residential real estate	217	28	28	352	625
Securities-based lending and Other	16,483	3,488	319	394	20,684
Forward-starting secured financing receivables[1]	60,261	—	—	—	60,261
Central counterparty	300	—	—	14,910	15,210
Investment activities	1,659	119	80	551	2,409
Letters of credit and other financial guarantees	51	17	—	6	74
Total	$104,050	$45,802	$58,304	$19,771	$227,927
Lending commitments participated to third parties					$7,213
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
Investment Activities.  The Firm sponsors several non-consolidated investment management funds for third-party investors where it typically acts as general partner of, and investment adviser to, these funds and typically commits to invest a minority of the capital of such funds, with subscribing third-party investors contributing the majority. The Firm has contractual capital commitments, guarantees and counterparty arrangements with respect to these investment management funds.
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
Guarantees

	At December 31, 2023
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	1,546,134	1,342,622	268,865	777,285	(44,539)
Standby letters of credit and other financial guarantees issued[2]	1,495	977	1,322	2,688	(2)
Market value guarantees	1	—	—	—	—
Liquidity facilities	2,092	—	—	—	(1)
Whole loan sales guarantees	—	77	10	23,075	—
Securitization representations and warranties[3]	—	—	—	80,667	(3)
General partner guarantees	398	32	139	24	(89)
Client clearing guarantees	228	—	—	—	—
1.The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. For further information on derivative contracts, see Note 6.
2.These amounts include certain issued standby letters of credit participated to third parties, totaling $0.9 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of December 31, 2023, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $70 million.
3.Related to commercial and residential mortgage securitizations.
Types of Guarantees
Non-Credit Derivatives. Certain derivative contracts meet the accounting definition of a guarantee, including certain written options, contingent-forward contracts and CDS (see Note 6 regarding credit derivatives in which the Firm has sold credit protection to the counterparty which are excluded from the previous table). For non-credit derivative contracts that meet the accounting definition of a guarantee the notional amount is used as the maximum potential payout for certain derivative contracts, such as written interest rate caps and written foreign currency options. The Firm evaluates collateral requirements for all derivatives, including derivatives that do not meet the

123	December 2023 Form 10-K

Notes to Consolidated Financial Statements
accounting definition of a guarantee. For the effects of cash collateral and counterparty netting, see Note 6.
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
Standby Letters of Credit and Other Financial Guarantees Issued. Generally, in connection with its lending businesses, the Firm provides standby letters of credit and other financial guarantees to counterparties. Such arrangements represent obligations to make payments to third parties if the counterparty fails to fulfill its obligation under a borrowing arrangement or other contractual obligation. A majority of the Firm’s standby letters of credit are provided on behalf of counterparties that are investment grade. If the counterparty fails to fulfill its contractual obligation, the Firm has access to collateral or recourse that would approximate its obligation.
Market Value Guarantees. Market value guarantees are issued to guarantee timely payment of a specified return to investors in certain affordable housing tax credit funds. These guarantees are designed to return an investor’s contribution to a fund and the investor’s share of tax losses and tax credits expected to be generated by a fund.
Liquidity Facilities. The Firm has entered into liquidity facilities with SPEs and other counterparties, whereby the Firm is required to make certain payments if losses or defaults occur. Primarily, the Firm acts as liquidity provider to municipal bond securitization SPEs and for stand-alone municipal bonds in which the holders of beneficial interests issued by these SPEs or the holders of the individual bonds, respectively, have the right to tender their interests for purchase by the Firm on specified dates at a specified price. The Firm often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities, as well as make-whole or recourse provisions with the trust sponsors. The recourse amount often exceeds the maximum potential payout amount of the guarantee. Substantially all of the underlying assets in the SPEs are investment grade. Liquidity facilities provided to municipal tender option bond trusts are classified as derivatives.
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

December 2023 Form 10-K	124

Notes to Consolidated Financial Statements
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
Contingencies
Legal

In addition to the matters described below, in the normal course of business, the Firm has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the third-party entities that are, or would otherwise be, the primary defendants in such cases are bankrupt, in financial distress, or may not honor applicable indemnification obligations. These actions have included, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our sales and trading businesses and our activities in the capital markets.

The Firm is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by

125	December 2023 Form 10-K

Notes to Consolidated Financial Statements
governmental and self-regulatory agencies regarding the Firm’s business, and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital markets activities, financial products or offerings sponsored, underwritten or sold by the Firm, wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

The Firm contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the financial statements and the Firm can reasonably estimate the amount of that loss or the range of loss, the Firm accrues an estimated loss by a charge to income, including with respect to certain of the individual proceedings or investigations described below.

$ in millions	2023	2022	2021
Legal expenses	$488	$443	$157

The Firm’s legal expenses can, and may in the future, fluctuate from period to period, given the current environment regarding government or self-regulatory agency investigations and private litigation affecting global financial services firms, including the Firm.

In many legal proceedings and investigations, it is inherently difficult to determine whether any loss is probable or reasonably possible, or to estimate the amount of any loss. In addition, even where the Firm has determined that a loss is probable or reasonably possible or an exposure to loss or range of loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, the Firm is often unable to reasonably estimate the amount of the loss or range of loss. It is particularly difficult to determine if a loss is probable or reasonably possible, or to estimate the amount of loss, where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, forfeiture, disgorgement or penalties. Numerous issues may need to be resolved in an investigation or proceeding before a determination can be made that a loss or additional loss (or range of loss or range of additional loss) is probable or reasonably possible, or to estimate the amount of loss, including through potentially lengthy discovery or determination of important factual matters, determination of issues related to class certification, the calculation of damages or other relief, and consideration of novel or unsettled legal questions relevant to the proceedings or investigations in question.

The Firm has identified below any individual proceedings or investigations where the Firm believes a material loss (or where an accrual has occurred, a material loss beyond the amount already accrued) to be reasonably possible. In many legal proceedings in which the Firm has determined that a material loss (or where an accrual has occurred, a material loss beyond the amount already accrued) is reasonably possible, the Firm is unable to reasonably estimate the loss or range of loss. There are other matters in which the Firm has determined a loss or range of loss to be reasonably possible, but the Firm does not believe, based on current knowledge and after consultation with counsel, that such losses could have a material adverse effect on the Firm’s financial statements as a whole, although the outcome of such proceedings or investigations may significantly impact the Firm’s business or results of operations for any particular reporting period, or cause significant reputational harm.

While the Firm has identified below certain proceedings or investigations that the Firm believes to be material, individually or collectively, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or reasonably possible.
Block Trading Matter

On January 12, 2024, the U.S. Attorney’s Office for the Southern District of New York (“USAO”) and the SEC announced they had reached settlement agreements with the Firm in connection with their investigations into the Firm’s blocks business. Specifically, the Firm entered into a three-year non-prosecution agreement (“NPA”) with the USAO that included the payment of forfeiture, restitution, and a criminal fine for making false statements in connection with the sale of certain block trades from 2018 through August 2021. The NPA required the Firm to admit responsibility for certain acts of its employees and to continue to cooperate with and provide certain information to the USAO for the term of the agreement. Additionally, the SEC charged the Firm with violations of Section 10(b) of the Exchange Act and Rule 10b-5(b) thereunder for the disclosure of confidential information about block trades and also violations of Section 15(g) of the Exchange Act for the failure to enforce its policies concerning the misuse of material non-public information related to block trades. As part of the SEC agreement, the Firm paid disgorgement and a civil penalty. After the agreed-upon credits were applied, the Firm paid a total amount of approximately $249 million under both settlements. The Firm also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Firm and/or its employees, or as a result of the Firm’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Firm has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the investigations.

December 2023 Form 10-K	126

Notes to Consolidated Financial Statements
Antitrust Related Matters

The Firm and other financial institutions are responding to a number of governmental investigations and civil litigation matters related to allegations of anticompetitive conduct in various aspects of the financial services industry, including the matters described below.

Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision.

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

The Firm is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Firm, along with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). Plaintiffs seek, among other relief, treble damages. The class action complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On October 5, 2023, defendants petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision, which was granted on February 5, 2024.
Qui Tam Matters

The Firm and other financial institutions are defending against qui tam litigations brought under various state false claims statutes, including the matter described below. Such matters may involve the same types of claims pursued in multiple jurisdictions and may include claims for treble damages.

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Firm and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Firm mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6.9 billion. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Firm moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Firm’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Firm underwrote between 2008 and 2011, having a total par amount of $3.9 billion. On August 22, 2023, the Firm reached an agreement in principle to settle the litigation.
European Matters
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts the prior set-off by the Firm

127	December 2023 Form 10-K

Notes to Consolidated Financial Statements
of approximately €124 million (approximately $137 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2012. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and to keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority's appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On January 19, 2024, the Dutch High Court granted the Firm’s appeal in matters re-styled Case number 20/01884 and referred the case to the Court of Appeal in The Hague.

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
Danish Underwriting Matter

On October 5, 2017, various institutional investors filed a claim against the Firm and another bank in a matter now styled Case number B-803-18 (previously BS 99-6998/2017), in the City Court of Copenhagen, Denmark concerning their roles as underwriters of the initial public offering (“IPO”) in March 2014 of the Danish company OW Bunker A/S. The claim seeks damages of approximately DKK529 million (approximately $79 million) plus interest in respect of alleged losses arising from investing in shares in OW Bunker, which entered into bankruptcy in November 2014. Separately, on November 29, 2017, another group of institutional investors joined the Firm and another bank as defendants to pending proceedings in the High Court of Eastern Denmark against various other parties involved in the IPO in a matter styled Case number B-2073-16. The claim brought against the Firm and the other bank has been given its own Case number B-2564-17. The investors claim damages of approximately DKK767 million (approximately $114 million) plus interest from the Firm and the other bank on a joint and several basis with the Defendants to these proceedings. Both claims are based on alleged prospectus liability; the second claim also alleges professional liability of banks acting as financial intermediaries. On June 8, 2018, the City Court of Copenhagen, Denmark ordered that the matters now styled Case number B-803-18, Case number B-2073-16, and Case number B-2564-17 be heard together before the High Court of Eastern Denmark. On June 29, 2018, the Firm filed its defense to the matter now styled Case number B-2564-17. On
February 4, 2019, the Firm filed its defense to the matter now styled Case number B-803-18.
U.K. Government Bond Matter

The Firm is engaging with the UK Competition and Markets Authority in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the Firm's activities concerning certain liquid fixed income products between 2009 and 2012. On May 24, 2023, the U.K. Competition and Markets Authority issued a Statement of Objections setting out its provisional findings that the Firm had breached U.K. competition law by sharing competitively sensitive information in connection with gilts and gilt asset swaps between 2009 and 2012. The Firm is contesting the provisional findings. Separately, on June 16, 2023, the Firm was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. On September 28, 2023, the defendants filed a joint motion to dismiss the complaint, which has been fully briefed.
Other

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of the State of New York, New York County ("Supreme Court of NY") a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Firm, of two March 2021 Viacom offerings: a $1.7 billion Viacom Class B Common Stock offering and a $1 billion offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Firm, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Firm, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the

December 2023 Form 10-K	128

Notes to Consolidated Financial Statements
Firm and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Firm and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiffs was approximately $133 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Firm’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Firm or sold to plaintiffs by the Firm was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s order denying in part the Firm’s motion to dismiss the complaint. On July 15, 2022, the Firm filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Firm’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 14, 2023, the Firm filed its notice of appeal, and on March 21, 2023, plaintiffs filed their notice of cross appeal.
15. Variable Interest Entities and Securitization Activities
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

129	December 2023 Form 10-K

Notes to Consolidated Financial Statements
Consolidated VIE Assets and Liabilities by Type of Activity

	At December 31, 2023		At December 31, 2022
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$597	$256	$1,153	$520
Investment vehicles[2]	753	502	638	272
MTOB	582	520	371	322
Other	378	97	519	199
Total	$2,310	$1,375	$2,681	$1,313
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
2.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At December 31, 2023	At December 31, 2022
Assets
Cash and cash equivalents	$164	$142
Trading assets at fair value	1,557	2,066
Investment securities	492	255
Securities purchased under agreements to resell	67	200
Customer and other receivables	26	16
Other assets	4	2
Total	$2,310	$2,681
Liabilities
Other secured financings	$1,222	$1,185
Other liabilities and accrued expenses	121	124
Borrowings	32	4
Total	$1,375	$1,313
Noncontrolling interests	$54	$71
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
Non-consolidated VIEs

	At December 31, 2023
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$144,906	$1,526	$3,152	$3,102	$50,052
Maximum exposure to loss[3]
Debt and equity interests	$21,203	$52	$—	$2,049	$9,076
Derivative and other contracts	—	—	2,092	—	4,452
Commitments, guarantees and other	3,439	—	—	—	55
Total	$24,642	$52	$2,092	$2,049	$13,583
Carrying value of variable interests—Assets
Debt and equity interests	$21,203	$52	$—	$1,682	$9,075
Derivative and other contracts	—	—	2	—	1,330
Total	$21,203	$52	$2	$1,682	$10,405
Additional VIE assets owned[4]					$15,002
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$3	$—	$452

	At December 31, 2022
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$123,601	$3,162	$4,632	$2,403	$50,178
Maximum exposure to loss[3]
Debt and equity interests	$13,104	$274	$—	$1,694	$11,596
Derivative and other contracts	—	—	3,200	—	5,211
Commitments, guarantees and other	674	—	—	—	1,410
Total	$13,778	$274	$3,200	$1,694	$18,217
Carrying value of variable interests—Assets
Debt and equity interests	$13,104	$274	$—	$1,577	$11,596
Derivative and other contracts	—	—	3	—	1,564
Total	$13,104	$274	$3	$1,577	$13,160
Additional VIE assets owned[4]					$13,708
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$3	$—	$281
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

December 2023 Form 10-K	130

Notes to Consolidated Financial Statements
part of a transaction with the VIE or any party to the VIE directly against a specific exposure to loss.
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At December 31, 2023		At December 31, 2022
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$17,346	$3,355	$20,428	$2,570
Commercial mortgages	74,590	8,342	67,540	4,236
U.S. agency collateralized mortgage obligations	42,917	6,675	32,567	4,729
Other consumer or commercial loans	10,053	2,831	3,066	1,569
Total	$144,906	$21,203	$123,601	$13,104
Securitization Activities
In a securitization transaction, the Firm transfers assets (generally commercial or residential mortgage loans or securities) to an SPE; sells to investors most of the beneficial interests, such as notes or certificates, issued by the SPE; and, in many cases, retains other beneficial interests. The purchase of the transferred assets by the SPE is financed through the sale of these interests.
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
The Firm enters into derivatives, generally interest rate swaps and interest rate caps, with a senior payment priority in many securitization transactions. The risks associated with these and similar derivatives with SPEs are essentially the same as similar derivatives with non-SPE counterparties and are managed as part of the Firm’s overall exposure. See Note 6 for further information on derivative instruments and hedging activities.
Investment Securities
The Firm holds securities issued by VIEs within the Investment securities portfolio. These securities are composed of those related to transactions sponsored by the federal mortgage agencies and predominantly the most senior securities issued by VIEs backed by student loans and commercial mortgage loans. Transactions sponsored by the federal mortgage agencies include an explicit or implicit guarantee provided by the U.S. government. Additionally, the Firm holds certain commercial mortgage-backed securities issued by VIEs retained as a result of the Firm's securitization activities. See Note 7 for further information on the Investment securities portfolio.
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
Credit Protection Purchased through Credit-Linked Notes
CLN transactions are designed to provide investors with exposure to certain credit risk on referenced assets. In these transactions, the Firm transfers assets (generally high-quality securities or money-market investments) to an SPE, enters into a derivative transaction in which the SPE sells protection on an unrelated referenced asset or group of assets, through a credit derivative, and sells the securities issued by the SPE to investors. In some transactions, the Firm may also enter into interest rate or currency swaps with the SPE. Depending on the structure, the assets and liabilities of the SPE may be consolidated and recognized in the Firm’s balance sheet or accounted for as a sale of assets.
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

131	December 2023 Form 10-K

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
Equity-Linked Notes
ELN transactions are designed to provide investors with exposure to certain risks related to the specific equity security, equity index or other index. In an ELN transaction, the Firm typically transfers to an SPE either a note issued by the Firm, the payments on which are linked to the performance of a specific equity security, equity index or other index, or debt securities issued by other companies and a derivative contract, the terms of which will relate to the performance of a specific equity security, equity index or other index. These ELN transactions with SPEs were not consolidated at December 31, 2023 or December 31, 2022.
Transferred Assets with Continuing Involvement

	At December 31, 2023
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$4,333	$73,818	$12,083	$12,438
Retained interests
Investment grade	$149	$653	$460	$—
Non-investment grade	83	788	—	69
Total	$232	$1,441	$460	$69
Interests purchased in the secondary market[3]
Investment grade	$20	$22	$42	$—
Non-investment grade	—	16	—	—
Total	$20	$38	$42	$—
Derivative assets	$—	$—	$—	$1,073
Derivative liabilities	—	—	—	426

	At December 31, 2022
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$3,732	$73,069	$6,448	$10,928
Retained interests
Investment grade	$137	$927	$367	$—
Non-investment grade	26	465	11	44
Total	$163	$1,392	$378	$44
Interests purchased in the secondary market[5]
Investment grade	$82	$51	$10	$—
Non-investment grade	35	23	—	—
Total	$117	$74	$10	$—
Derivative assets	$—	$—	$—	$1,114
Derivative liabilities	—	—	—	201

	Fair Value at December 31, 2023
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$576	$—	$576
Non-investment grade	10	56	66
Total	$586	$56	$642
Interests purchased in the secondary market[3]
Investment grade	$77	$7	$84
Non-investment grade	12	4	16
Total	$89	$11	$100
Derivative assets	$1,073	$—	$1,073
Derivative liabilities	426	—	426

	Fair Value at December 31, 2022
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$489	$—	$489
Non-investment grade	25	16	41
Total	$514	$16	$530
Interests purchased in the secondary market[3]
Investment grade	$140	$3	$143
Non-investment grade	42	16	58
Total	$182	$19	$201
Derivative assets	$1,114	$—	$1,114
Derivative liabilities	153	48	201
RML—Residential mortgage loans
CML—Commercial mortgage loans
1.Amounts include CLO transactions managed by unrelated third parties.
2.Amounts include assets transferred by unrelated transferors.
3.Amounts include transactions where the Firm also holds retained interests as part of the transfer.
The previous tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with

December 2023 Form 10-K	132

Notes to Consolidated Financial Statements
continuing involvement and received sales treatment. The transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statement. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. Certain retained interests are carried at fair value in the balance sheet with changes in fair value recognized in the income statement. Fair value for these interests is measured using techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Notes 2 and 4. Further, as permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the following Assets Sold with Retained Exposure table.
Proceeds from New Securitization Transactions and Sales of Loans

$ in millions	2023	2022	2021
New transactions[1]	$21,051	$22,136	$57,528
Retained interests	4,311	4,862	8,822
Sales of corporate loans to CLO SPEs[1,2]	24	62	169
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 14).
Assets Sold with Retained Exposure

$ in millions	At December 31, 2023	At December 31, 2022
Gross cash proceeds from sale of assets[1]	$60,766	$49,059
Fair value
Assets sold	$62,221	$47,281
Derivative assets recognized in the balance sheet	1,546	116
Derivative liabilities recognized in the balance sheet	93	1,893
1.The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
The Firm enters into transactions in which it sells securities, primarily equities, and contemporaneously enters into bilateral OTC derivatives with the purchasers of the securities, through which it retains exposure to the sold securities.
16. Regulatory Requirements
Regulatory Capital Framework
The Firm is an FHC under the Bank Holding Company Act of 1956, as amended, and is subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve establishes capital requirements for the Firm, including “well-capitalized” standards, and evaluates the Firm’s compliance with such capital requirements. The OCC establishes similar capital requirements and standards for the Firm’s U.S. bank subsidiaries, including, among others, MSBNA and MSPBNA (together, “U.S. Bank Subsidiaries”). The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee on Banking Supervision and also implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, many of the Firm’s regulated subsidiaries are subject to regulatory capital requirements, including regulated subsidiaries registered as swap dealers with the CFTC or conditionally registered as security-based swap dealers with the SEC or registered as broker-dealers or futures commission merchants.
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

133	December 2023 Form 10-K

Notes to Consolidated Financial Statements
Capital Buffer Requirements

	At December 31, 2023	At December 31, 2022	At December 31, 2023 and December 31, 2022
	Standardized	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	—	2.5%
SCB	5.4%	5.8%	N/A
G-SIB capital surcharge	3.0%	3.0%	3.0%
CCyB[1]	0%	0%	0%
Capital buffer requirement	8.4%	8.8%	5.5%

1.The CCyB can be set up to 2.5% but is currently set by the Federal Reserve at zero.
The capital buffer requirement represents the amount of Common Equity Tier 1 capital the Firm must maintain above the minimum risk-based capital requirements in order to avoid restrictions on the Firm’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. The Firm’s capital buffer requirement computed under the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) is equal to the sum of the SCB, G-SIB capital surcharge and CCyB, and the capital buffer requirement computed under the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”) is equal to the sum of the 2.5% capital conservation buffer, G-SIB capital surcharge and CCyB.
Risk-Based Regulatory Capital Ratio Requirements

		At December 31, 2023	At December 31, 2022	At December 31, 2023 and December 31, 2022
	Regulatory Minimum
		Standardized	Standardized	Advanced
Required ratios[1]
Common Equity Tier 1 capital ratio	4.5%	12.9%	13.3%	10.0%
Tier 1 capital ratio	6.0%	14.4%	14.8%	11.5%
Total capital ratio	8.0%	16.4%	16.8%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Risk-Weighted Assets
RWA reflects both the Firm’s on- and off-balance sheet risk, as well as capital charges attributable to the risk of loss arising from the following:
•Credit Risk: The failure of a borrower, counterparty or issuer to meet its financial obligations to the Firm;
•Market Risk: Adverse changes in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as market liquidity; and
•Operational Risk: Inadequate or failed processes or systems from human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyberattacks or damage to physical assets).
The Firm’s risk-based capital ratios are computed under both (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At December 31, 2023 and December 31, 2022, the differences between the actual and required ratio were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced SLR capital buffer of at least 2%.
The Firm’s Regulatory Capital and Capital Ratios

$ in millions	Required Ratio[1]	At December 31, 2023	Required Ratio[1]	At December 31, 2022
Risk-based capital
Common Equity Tier 1 capital		$69,448		$68,670
Tier 1 capital		78,183		77,191
Total capital		88,874		86,575
Total RWA		456,053		447,849
Common Equity Tier 1 capital ratio	12.9%	15.2%	13.3%	15.3%
Tier 1 capital ratio	14.4%	17.1%	14.8%	17.2%
Total capital ratio	16.4%	19.5%	16.8%	19.3%

$ in millions	Required Ratio[1]	At December 31, 2023	At December 31, 2022
Leverage-based capital
Adjusted average assets[2]		$1,159,626	$1,150,772
Tier 1 leverage ratio	4.0%	6.7%	6.7%
Supplementary leverage exposure[3]		$1,429,552	$1,399,403
SLR	5.0%	5.5%	5.5%
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

December 2023 Form 10-K	134

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
At December 31, 2023 and December 31, 2022, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. Beginning on January 1, 2020, MSBNA and MSPBNA elected to defer the effect of the adoption of CECL on risk-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022 and are phased-in at 50% from January 1, 2023. The deferral impacts will become fully phased-in beginning on January 1, 2025.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At December 31, 2023		At December 31, 2022
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$21,925	21.7%	$20,043	20.5%
Tier 1 capital	8.0%	8.5%	21,925	21.7%	20,043	20.5%
Total capital	10.0%	10.5%	22,833	22.6%	20,694	21.1%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$21,925	10.6%	$20,043	10.1%
SLR	6.0%	3.0%	21,925	8.2%	20,043	8.1%
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At December 31, 2023		At December 31, 2022
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$15,388	25.8%	$15,546	27.5%
Tier 1 capital	8.0%	8.5%	15,388	25.8%	15,546	27.5%
Total capital	10.0%	10.5%	15,675	26.3%	15,695	27.8%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$15,388	7.5%	$15,546	7.6%
SLR	6.0%	3.0%	15,388	7.2%	15,546	7.4%
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
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At December 31, 2023	At December 31, 2022
Net capital	$18,121	$17,224
Excess net capital	13,676	12,861
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC, respectively, and is registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At December 31, 2023 and December 31, 2022, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
Certain other subsidiaries are also subject to various regulatory capital requirements. Such subsidiaries include the following, each of which operated with capital in excess of their respective regulatory capital requirements as of December 31, 2023 and December 31, 2022, as applicable:
•MSSB, a registered U.S. broker-dealer and introducing broker for the futures business, is subject to, respectively, the minimum net capital requirements of the SEC and CFTC.
•MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Prudential Regulation Authority (“PRA”). MSIP is also conditionally registered with the SEC as a security-based swap dealer and registered with the CFTC as a swap dealer. It currently complies with home-country capital requirements in lieu of SEC and CFTC capital requirements pursuant to applicable substituted compliance rules and interim no-action relief, respectively.
•Morgan Stanley Europe Holdings SE Group (“MSEHSE Group”), including MSESE, a Germany-based broker-dealer, is subject to the capital requirements of the European Central Bank, BaFin and the German Central Bank. MSESE is also conditionally registered with the SEC as a security-based swap dealer and registered with the CFTC as a swap dealer. It currently complies with home-country capital requirements in lieu of SEC and CFTC capital requirements pursuant to applicable substituted compliance rules and interim no-action relief, respectively.
•MSMS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services

135	December 2023 Form 10-K

Notes to Consolidated Financial Statements
Agency. MSMS is also registered with the CFTC as a swap dealer but is currently complying with home-country capital requirements in lieu of CFTC capital requirements pursuant to interim no-action relief.
•MSCS, a U.S. entity and the Firm’s primary non-bank security-based swap dealer, is conditionally registered with the SEC as a security-based swap dealer, registered with the SEC as an OTC derivatives dealer and registered with the CFTC as a swap dealer. MSCS is subject to the capital requirements of both regulators.
•MSCG, a U.S. entity, is registered with the CFTC as a swap dealer and is subject to its capital requirements.
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

$ in millions	At December 31, 2023	At December 31, 2022
Restricted net assets	$49,008	$45,896
17. Total Equity
Morgan Stanley Shareholders’ Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At December 31, 2023	Liquidation Preference per Share	At December 31, 2023	At December 31, 2022
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	1,000
Total			$8,750	$8,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 16).
Description of Preferred Stock as of December 31, 2023

		Depositary Shares per Share	Redemption
Series[1,2]	Shares Issued		Price per Share[3]	Date[4]
A	44,000	1,000	$25,000	Currently redeemable
C5	1,160,791	N/A	1,100	Currently redeemable
E	34,500	1,000	25,000	Currently redeemable
F	34,000	1,000	25,000	January 15, 2024
I	40,000	1,000	25,000	October 15, 2024
K	40,000	1,000	25,000	April 15, 2027
L	20,000	1,000	25,000	January 15, 2025
M	400,000	N/A	1,000	September 15, 2026
N	3,000	100	100,000	October 2, 2025
O6	52,000	1,000	25,000	January 15, 2027
P7	40,000	1,000	25,000	October 15, 2027
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
4.Series A and C are currently redeemable at the Firm’s option, in whole or in part, from time to time. Series E is currently redeemable, and all other Series are redeemable, at the Firm’s option (i) in whole or in part, from time to time, on any dividend payment date on or after the redemption date or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series).
5.Series C is non-voting perpetual preferred stock. Dividends on the Series C preferred stock are payable, on a non-cumulative basis, as and if declared by the Board of Directors, in cash, at the rate of 10% per annum of the liquidation preference of $1,000 per share.
6.The Firm issued Series O Preferred Stock on October 25, 2021.
7.The Firm issued Series P Preferred Stock on August 2, 2022.

December 2023 Form 10-K	136

Notes to Consolidated Financial Statements
Common Stock
Rollforward of Common Stock Outstanding

in millions	2023	2022
Shares outstanding at beginning of period	1,675	1,772
Treasury stock purchases[1]	(71)	(124)
Other[2]	23	27
Shares outstanding at end of period	1,627	1,675
1.The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (“Share Repurchase Program”). In addition to the Firm’s Share Repurchase Program, Treasury stock purchases include repurchases of common stock for employee tax withholding.
2.Other includes net shares issued to and forfeited from employee stock trusts and issued for RSU conversions.
Share Repurchases

$ in millions	2023	2022
Repurchases of common stock under the Firm’s Share Repurchase Program	$5,300	$9,865
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
Common Shares Outstanding for Basic and Diluted EPS

in millions	2023	2022	2021
Weighted average common shares outstanding, basic	1,628	1,691	1,785
Effect of dilutive RSUs and PSUs	18	22	29
Weighted average common shares outstanding and common stock equivalents, diluted	1,646	1,713	1,814
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	2	3	—
Dividends

$ in millions, except per share data	2023		2022		2021
	Per Share[1]	Total	Per Share[1]	Total	Per Share[1]	Total
Preferred Stock Series
A	$1,522	$67	$1,061	$47	$1,022	$44
C	100	52	100	52	100	52
E	1,791	62	1,781	60	1,781	60
F	1,719	58	1,719	59	1,719	60
H2	—	—	—	—	719	38
I	1,594	64	1,594	64	1,594	64
J	—	—	—	—	253	15
K	1,463	59	1,463	59	1,463	59
L	1,219	24	1,219	24	1,219	24
M3	59	24	59	24	59	24
N4	9,160	27	5,300	16	5,300	16
O	1,063	55	1,063	55	236	12
P	1,625	65	736	29	—	—
Total Preferred stock		$557		$489		$468
Common stock	$3.25	$5,393	$2.95	$5,108	$2.10	$3,818
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.A notice of redemption was issued for Series H preferred stock on November 19, 2021. Dividends declared on Series H following the issuance of the notice of redemption were recognized as Interest expense and are excluded from the 2021 amounts.
3.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.
4.Series N was payable semiannually until March 15, 2023 and thereafter is payable quarterly.
Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
December 31, 2020	$(795)	$1,787	$(498)	$(2,456)	$—	$(1,962)
OCI during the period	(207)	(1,542)	(53)	662	—	(1,140)
December 31, 2021	(1,002)	245	(551)	(1,794)	—	(3,102)
OCI during the period	(202)	(4,437)	43	1,449	(4)	(3,151)
December 31, 2022	(1,204)	(4,192)	(508)	(345)	(4)	(6,253)
OCI during the period	51	1,098	(87)	(1,250)	20	(168)
December 31, 2023	$(1,153)	$(3,094)	$(595)	$(1,595)	$16	$(6,421)
CTA—Cumulative foreign currency translation adjustments
1.Amounts are net of tax and noncontrolling interests.

137	December 2023 Form 10-K

Notes to Consolidated Financial Statements
Components of Period Changes in OCI

	2023
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(73)	$53	$(20)	$(71)	$51
Reclassified to earnings	—	—	—	—	—
Net OCI	$(73)	$53	$(20)	$(71)	$51
Change in net unrealized gains (losses) on AFS securities
OCI activity	$1,488	$(353)	$1,135	$—	$1,135
Reclassified to earnings	(49)	12	(37)	—	(37)
Net OCI	$1,439	$(341)	$1,098	$—	$1,098
Pension and other
OCI activity	$(96)	$24	$(72)	$—	$(72)
Reclassified to earnings	(18)	3	(15)	—	(15)
Net OCI	$(114)	$27	$(87)	$—	$(87)
Change in net DVA
OCI activity	$(1,728)	$424	$(1,304)	$(40)	$(1,264)
Reclassified to earnings	19	(5)	14	—	14
Net OCI	$(1,709)	$419	$(1,290)	$(40)	$(1,250)
Change in fair value of cash flow hedge derivatives
OCI activity	$9	$(1)	$8	$—	$8
Reclassified to earnings	16	(4)	12	—	$12
Net OCI	$25	$(5)	$20	$—	$20

	2022
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(179)	$(217)	$(396)	$(135)	$(261)
Reclassified to earnings	—	59	59	—	59
Net OCI	$(179)	$(158)	$(337)	$(135)	$(202)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(5,720)	$1,337	$(4,383)	$—	$(4,383)
Reclassified to earnings	(70)	16	(54)	—	(54)
Net OCI	$(5,790)	$1,353	$(4,437)	$—	$(4,437)
Pension and other
OCI activity	$38	$(13)	$25	$—	$25
Reclassified to earnings	22	(4)	18	—	18
Net OCI	$60	$(17)	$43	$—	$43
Change in net DVA
OCI activity	$1,982	$(480)	$1,502	$53	$1,449
Reclassified to earnings	—	—	—	—	—
Net OCI	$1,982	$(480)	$1,502	$53	$1,449
Change in fair value of cash flow hedge derivatives
OCI activity	$(4)	$—	$(4)	$—	$(4)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(4)	$—	$(4)	$—	$(4)

	2021
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(140)	$(191)	$(331)	$(124)	$(207)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(140)	$(191)	$(331)	$(124)	$(207)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(1,803)	$422	$(1,381)	$—	$(1,381)
Reclassified to earnings	(210)	49	(161)	—	(161)
Net OCI	$(2,013)	$471	$(1,542)	$—	$(1,542)
Pension and other
OCI activity	$(101)	$26	$(75)	$—	$(75)
Reclassified to earnings	31	(9)	22	—	22
Net OCI	$(70)	$17	$(53)	$—	$(53)
Change in net DVA
OCI activity	$882	$(213)	$669	$34	$635
Reclassified to earnings	36	(9)	27	—	27
Net OCI	$918	$(222)	$696	$34	$662
Cumulative Foreign Currency Translation Adjustments

$ in millions	At December 31, 2023	At December 31, 2022
Associated with net investments in subsidiaries with a non-U.S. dollar functional currency	$(2,917)	$(3,136)
Hedges, net of tax	1,764	1,932
Total	$(1,153)	$(1,204)
Carrying value of net investments in non-U.S. dollar functional currency subsidiaries subject to hedges	$18,761	$17,023
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

December 2023 Form 10-K	138

Notes to Consolidated Financial Statements
18. Interest Income and Interest Expense

$ in millions	2023	2022	2021
Interest income
Cash and cash equivalents[1]	$3,408	$914	$7
Investment securities	3,992	3,066	2,759
Loans	12,424	6,988	4,209
Securities purchased under agreements to resell[2]	7,762	2,188	(181)
Securities borrowed[3]	5,191	1,020	(1,017)
Trading assets, net of Trading liabilities	4,488	2,484	2,038
Customer receivables and Other[1]	13,016	4,935	1,596
Total interest income	$50,281	$21,595	$9,411
Interest expense
Deposits	$8,216	$1,825	$409
Borrowings	11,437	5,054	2,725
Securities sold under agreements to repurchase[4]	6,737	1,760	93
Securities loaned[5]	784	503	401
Customer payables and Other[6]	14,877	3,126	(2,262)
Total interest expense	$42,051	$12,268	$1,366
Net interest	$8,230	$9,327	$8,045
1.In the fourth quarter of 2023, interest bearing Cash and cash equivalents and related interest were presented separately for the first time. The prior period amounts for Customer receivables and Other have been disaggregated to exclude Cash and cash equivalents to align with the current presentation.
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
Accrued Interest

$ in millions	At December 31, 2023	At December 31, 2022
Customer and other receivables	$4,206	$4,139
Customer and other payables	4,360	4,273
19. Deferred Compensation Plans and Carried Interest Compensation
Stock-Based Compensation Plans
Certain current and former employees of the Firm participate in the Firm’s stock-based compensation plans. These plans include RSUs, PSUs and an ESPP.
Stock-Based Compensation Expense

$ in millions	2023	2022	2021
RSUs	$1,607	$1,827	$1,834
PSUs	91	40	251
ESPP	11	8	—
Total	$1,709	$1,875	$2,085
Retirement-eligible awards[1]	$178	$176	$192
1.Total expense includes stock-based compensation anticipated to be awarded in January of the following year that does not contain a future service requirement.
Tax Benefit Related to Stock-Based Compensation Expense

$ in millions	2023	2022	2021
Tax benefit[1]	$382	$427	$432
1.Excludes income tax consequences related to employee share-based award conversions.
Unrecognized Compensation Cost Related to Stock-Based Awards Granted

$ in millions	At December 31, 2023[1]
To be recognized in:
2024	$560
2025	238
Thereafter	66
Total	$864
1.Amounts do not include forfeitures or 2023 performance year compensation awarded in January 2024, which will begin to be amortized in 2024.
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
Common Shares Available for Future Awards under Stock-Based Compensation Plans

in millions	At December 31, 2023
Shares	121
See Note 17 for additional information on the Firm’s Share Repurchase Program.
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

139	December 2023 Form 10-K

Notes to Consolidated Financial Statements
Vested and Unvested RSU Activity

	2023
shares in millions	Number of Shares	Weighted Average Award Date Fair Value
RSUs at beginning of period	63	$76.31
Awarded	19	93.55
Conversions to common stock	(21)	61.23
Forfeited	(2)	88.02
RSUs at end of period[1]	59	$86.92
Aggregate intrinsic value of RSUs at end of period (dollars in millions)		$5,523
Weighted average award date fair value
RSUs awarded in 2022		96.61
RSUs awarded in 2021		77.28
1.At December 31, 2023, the weighted average remaining term until delivery for the outstanding RSUs was approximately 1.1 years.
Unvested RSU Activity

	2023
shares in millions	Number of Shares	Weighted Average Award Date Fair Value
Unvested RSUs at beginning of period	35	$83.41
Awarded	19	93.55
Vested	(25)	84.28
Forfeited	(1)	89.44
Unvested RSUs at end of period[1]	28	$89.16
1.Unvested RSUs represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligible requirements.
Fair Value of RSU Activity1

$ in millions	2023	2022	2021
Conversions to common stock	$2,019	$2,301	$1,539
Vested	2,260	2,433	1,647
1. Fair value of converted stock is based on the share price at conversion. Fair value of vested stock is based on the share price at date of vesting.
Performance-Based Stock Units
PSUs vest and convert to shares of common stock only if the Firm satisfies, over a three-year performance period, performance goals that are determined on the award date. The number of PSUs that may vest ranges from 0% to 150% of the target award, based on the Firm’s level of achievement of the specified performance goals. One-half of a PSU award is earned based on the Firm’s average return on tangible common equity (“MS Average ROTCE”) over the performance period. The other half of a PSU award is earned based on the Firm’s total shareholder return, relative to the total shareholder return of the S&P 500 Financials Sector Index (“MS Relative TSR”) for awards granted prior to 2023, or for PSU awards granted in 2023 based on the MS Average ROTCE relative to the Return on Tangible Common Equity of each member of the defined comparison group (“MS Relative ROTCE”). PSUs have vesting, conversion and cancellation provisions that are generally similar to those of RSUs. At December 31, 2023, approximately 2.8 million PSUs at target were outstanding.
PSU Awards - Fair Value on Award Date

	2023	2022	2021
MS Average ROTCE/ Relative ROTCE[1]	$85.76	$100.12	$74.87
MS Relative TSR	—	102.17	83.70
1. Weighted average price on award date
The MS Relative TSR fair values on the award date were estimated using a Monte Carlo simulation and the following assumptions.
Monte Carlo Simulation Assumptions

	Risk-Free Interest Rate	Expected Stock Price Volatility	Correlation Coefficient
Award year
2022	1.3%	38.9%	0.91
2021	0.2%	39.0%	0.92
The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The correlation coefficient was developed based on historical price data of the Firm and the S&P 500 Financials Sector Index. The model uses an expected dividend yield equivalent to reinvesting dividends.
Deferred Cash-Based Compensation Plans
DCP generally provide a return to the plan participants based upon the performance of each participant’s referenced investments.
Deferred Cash-Based Compensation Expense

$ in millions	2023	2022	2021
Deferred cash-based awards	$693	$761	$810
Return on referenced investments	668	(716)	526
Total	$1,361	$45	$1,336
Retirement-eligible awards[1]	$259	$264	$253
1.Total expense includes deferred cash-based compensation anticipated to be awarded in January of the following year that does not contain a future service requirement.
Carried Interest Compensation
The Firm generally recognizes compensation expense for any portion of carried interest (both realized and unrealized) that is allocated to employees.
Carried Interest Compensation Expense

$ in millions	2023	2022	2021
Expense	$44	$225	$346

December 2023 Form 10-K	140

Notes to Consolidated Financial Statements
20. Employee Benefit Plans
Pension Plans
Net Periodic Benefit Expense (Income)

	Pension Plans
$ in millions	2023	2022	2021
Service cost, benefits earned during the period	$20	$19	$19
Interest cost on projected benefit obligation	140	111	104
Expected return on plan assets	(99)	(56)	(48)
Net amortization of prior service cost	1	1	1
Amortization of net gains and losses	(9)	25	34
Plan settlements	$2	$—	$—
Net periodic benefit expense	$55	$100	$110

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
Rollforward of Pre-tax AOCI

	Pension Plans
$ in millions	2023	2022	2021
Beginning balance	$(716)	$(768)	$(691)
Net gain (loss)	(100)	26	(112)
Amortization of prior service cost	1	1	1
Amortization of net gains and losses	(9)	25	34
Plan settlements and curtailments	3	—	—
Changes recognized in OCI	(105)	52	(77)
Ending balance	$(821)	$(716)	$(768)
The Firm generally amortizes into net periodic benefit expense (income) the unrecognized net gains and losses exceeding 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The U.S. pension plans amortize the unrecognized net gains and losses over the average life expectancy of participants. The remaining plans generally amortize the unrecognized net gains and losses and prior service credit over the average remaining service period of active participants.
Weighted Average Assumptions Used to Determine Net Periodic Benefit Expense (Income)

	Pension Plans
	2023	2022	2021
Discount rate	4.93%	2.80%	2.43%
Expected long-term rate of return on plan assets	3.54%	1.71%	1.42%
The accounting for pension plans involves certain assumptions and estimates. The expected long-term rate of return for the U.S. Qualified Plan was estimated by computing a weighted average of the underlying long-term expected returns based on the investment managers’ target allocations.
Benefit Obligation and Funded Status
Rollforward of the Projected Benefit Obligation and Fair Value of Plan Assets

	Pension Plans
$ in millions	2023	2022
Rollforward of projected benefit obligation
Benefit obligation at beginning of year	$2,907	$4,081
Service cost	20	19
Interest cost	140	111
Actuarial (gain) loss[1]	79	(1,064)
Plan settlements	(13)	(2)
Benefits paid	(164)	(196)
Other[2]	6	(42)
Projected benefit obligation at end of year	$2,975	$2,907
Rollforward of fair value of plan assets
Fair value of plan assets at beginning of year	$2,416	$3,605
Actual return on plan assets	78	(982)
Employer contributions	89	37
Benefits paid	(164)	(196)
Plan settlements	(13)	(2)
Other[2]	16	(46)
Fair value of plan assets at end of year	$2,422	$2,416
Funded (unfunded) status	$(553)	$(491)
Amounts recognized in the balance sheet
Assets	$84	$75
Liabilities	(637)	(566)
Net amount recognized	$(553)	$(491)
1.Primarily reflects the impact of year-over-year discount rate fluctuations.
2.Includes the impact of foreign currency exchange rate changes and plan curtailments.
Accumulated Benefit Obligation

$ in millions	At December 31, 2023	At December 31, 2022
Pension plans	$2,956	$2,891

141	December 2023 Form 10-K

Notes to Consolidated Financial Statements
Pension Plans with Projected Benefit Obligations in Excess of the Fair Value of Plan Assets

$ in millions	At December 31, 2023	At December 31, 2022
Projected benefit obligation	$2,821	$2,746
Accumulated benefit obligation	2,803	2,731
Fair value of plan assets	2,184	2,180
The pension plans included in the table above may differ based on their funding status as of December 31 of each year.
Weighted Average Assumptions Used to Determine Projected Benefit Obligation

	Pension Plans
	At December 31, 2023	At December 31, 2022
Discount rate	4.75%	4.93%
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
Plan Assets
Fair Value of Plan Assets

	At December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$6	$—	$—	$6
U.S. government and agency securities	1,800	230	—	2,030
Corporate and other debt—CDO	—	—	—	—
Derivative contracts	—	3	—	3
Other investments	—	—	71	71
Other receivables[1]	1	15	—	16
Total	$1,807	$248	$71	$2,126
Assets Measured at NAV
Commingled trust funds:
Money market				64
Foreign funds:
Fixed income				62
Liquidity				171
Targeted cash flow				14
Total				$311
Liabilities
Other payables[1]	(1)	(14)	—	(15)
Total liabilities	$(1)	$(14)	$—	$(15)
Fair value of plan assets				$2,422

	At December 31, 2022
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$4	$—	$—	$4
U.S. government and agency securities	1,788	267	—	2,055
Corporate and other debt—CDO	—	—	—	—
Derivative contracts	—	(2)	—	(2)
Other investments	—	—	64	64
Other receivables[1]	—	21	—	21
Total	$1,792	$286	$64	$2,142
Assets Measured at NAV
Commingled trust funds:
Money market				44
Foreign funds:
Fixed income				55
Liquidity				20
Targeted cash flow				158
Total				$277
Liabilities
Other payables[1]	—	(3)	—	(3)
Total liabilities	$—	$(3)	$—	$(3)
Fair value of plan assets				$2,416
1.Other receivables and other payables are valued at their carrying value, which approximates fair value.
Rollforward of Level 3 Plan Assets

$ in millions	2023	2022
Balance at beginning of period	$64	$65
Realized and unrealized gains	2	—
Purchases, sales and settlements, net	5	(1)
Balance at end of period	$71	$64
There were no transfers between levels during 2023 and 2022.
The U.S. Qualified Plan assets represent 87% and 88% of the Firm’s total pension plan assets at December 31, 2023 and December 2022, respectively. The U.S. Qualified Plan uses a combination of active and risk-controlled fixed income investment strategies. The fixed income asset allocation consists primarily of fixed income securities and related derivative instruments designed to approximate the expected cash flows of the plan’s liabilities to help reduce plan exposure to interest rate variation and to better align assets with the obligation. The longer-duration fixed income allocation is expected to help protect the plan’s funded status and maintain the stability of plan contributions over the long run. The investment portfolio performance is assessed by comparing actual investment performance with changes in the estimated present value of the U.S. Qualified Plan’s benefit obligation.
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

December 2023 Form 10-K	142

Notes to Consolidated Financial Statements
investment returns in the underlying assets and not to circumvent portfolio restrictions.
Plan assets are measured at fair value using valuation techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Notes 2 and 4. OTC derivative contracts consist of investments in interest rate swaps and total return swaps. Other investments consist of insurance contracts held by non-U.S.-based plans. The insurance contracts are valued based on the premium reserve of the insurer for a guarantee that the insurer has given to the employee benefit plan that approximates fair value. The insurance contracts are categorized in Level 3 of the fair value hierarchy.
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
Some non-U.S.-based plans hold foreign funds that consist of investments in fixed income funds and liquidity funds. Fixed income funds are designed to provide a series of fixed annual cash flows achieved by investing in government and corporate bonds. Liquidity funds place a high priority on capital preservation, stable value and a high liquidity of assets. Foreign funds are readily redeemable at NAV.
The Firm generally considers the NAV of commingled trust funds and foreign funds provided by the fund manager to be the best estimate of fair value.
Expected Contributions
The Firm’s policy is to fund at least the amount sufficient to meet minimum funding requirements under applicable employee benefit and tax laws. At December 31, 2023, the Firm expected to contribute approximately $40 million to its pension plans in 2024 based upon the plans’ current funded status and expected asset return assumptions for 2024.
Expected Future Benefit Payments

At December 31, 2023
$ in millions	Pension Plans
2024	$154
2025	160
2026	167
2027	174
2028	180
2029-2033	967
401(k) Plans

$ in millions	2023	2022	2021
Expense	$397	$355	$357
U.S. employees meeting certain eligibility requirements may participate in the Firm’s 401(k) plan.
Eligible employees receive discretionary 401(k) matching cash contributions as determined annually by the Firm. The Firm generally matched eligible employee contributions up to the IRS limit at 4%, or 5% up to a certain compensation level, in 2023 and 2022. Eligible employees with eligible pay less than or equal to $100,000 also received a fixed contribution equal to 2% of eligible pay. Contributions are invested among available funds according to each participant’s investment direction and are included in the Firm’s 401(k) expense.
Non-U.S. Defined Contribution Pension Plans

$ in millions	2023	2022	2021
Expense	$173	$163	$149
The Firm maintains separate defined contribution pension plans that cover eligible employees of certain non-U.S. subsidiaries. Under such plans, contributions are generally determined based on a fixed rate of base salary with certain vesting requirements.

143	December 2023 Form 10-K

Notes to Consolidated Financial Statements
21. Income Taxes
Components of Provision for Income Taxes

$ in millions	2023	2022	2021
Current
U.S.:
Federal	$1,190	$2,518	$2,554
State and local	542	442	475
Non-U.S.:
Brazil[1]	437	24	197
U.K.	267	405	551
Japan	139	105	105
Hong Kong	39	29	192
Other[2]	432	236	470
Total	$3,046	$3,759	$4,544

Deferred
U.S.:
Federal	$(295)	$(803)	$(11)
State and local	(59)	(142)	33
Non-U.S.:
Brazil[1]	(43)	25	38
U.K.	12	55	(37)
Japan	(13)	20	4
Hong Kong	(2)	(1)	(9)
Other[2]	(63)	(3)	(14)
Total	$(463)	$(849)	$4
Provision for income taxes	$2,583	$2,910	$4,548
1.In 2023, Brazil was presented separately for the first time. The prior period amounts for Other have been disaggregated to exclude Brazil to align with the current presentation.
2.Other Non-U.S. tax provisions for 2023, 2022 and 2021 primarily include, Singapore and Germany.
Reconciliation of the U.S. Federal Statutory Income Tax Rate to the Effective Income Tax Rate

	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.4	1.8	2.1
Domestic tax credits and tax exempt income	(1.3)	(0.9)	(0.6)
Non-U.S. earnings	1.9	0.6	1.3
Employee share-based awards	(1.5)	(1.7)	(0.6)
Non-taxable income[1]	(2.3)	(0.8)	(0.4)
Other	0.7	0.7	0.3
Effective income tax rate	21.9%	20.7%	23.1%
1.In 2023, Non-taxable income was presented separately for the first time. The prior period amounts for Non-U.S. earnings and Other have been disaggregated to exclude Non-taxable income to align with the current presentation.
Deferred Tax Assets and Liabilities

$ in millions	At December 31, 2023	At December 31, 2022
Gross deferred tax assets
Net operating loss and tax credit carryforwards	$255	$288
Employee compensation and benefit plans	2,636	2,487
Allowance for credit losses and other reserves	755	595
Valuation of net trading inventory, investments and receivables	1,897	1,743
Other	78	35
Total deferred tax assets	5,621	5,148
Less: Deferred tax assets valuation allowance	211	205
Deferred tax assets after valuation allowance	$5,410	$4,943
Gross deferred tax liabilities
Fixed assets	772	807
Intangibles and goodwill	2,003	2,019
Total deferred tax liabilities	$2,775	$2,826
Net deferred tax assets	$2,635	$2,117
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.
The Firm believes the recognized net deferred tax assets (after valuation allowance) at December 31, 2023 are more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates.
The earnings of certain foreign subsidiaries and affiliates are indefinitely reinvested due to regulatory and other capital requirements in foreign jurisdictions. As of December 31, 2023 and December 31, 2022, the unrecognized deferred tax liability attributable to indefinitely reinvested earnings is $302 million and $429 million, respectively.
Rollforward of Unrecognized Tax Benefits

$ in millions	2023	2022	2021
Balance at beginning of period	$1,129	$971	$755
Increases based on tax positions related to the current period	147	256	201
Increases based on tax positions related to prior periods	141	64	74
Decreases based on tax positions related to prior periods	(73)	(134)	(37)
Decreases related to settlements with taxing authorities	(79)	(6)	(10)
Decreases related to lapse of statute of limitations	(21)	(22)	(12)
Balance at end of period	$1,244	$1,129	$971
Net unrecognized tax benefits[1]	$1,090	$1,007	$860
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

December 2023 Form 10-K	144

Notes to Consolidated Financial Statements
of unrecognized tax benefits and the impact on the Firm’s effective tax rate over the next 12 months.
Interest Expense (Benefit) Associated with Unrecognized Tax Benefits, Net of Federal and State Income Tax Benefits

$ in millions	2023	2022	2021
Recognized in income statement	$65	$39	$14
Accrued at end of period	237	175	142
Interest and penalties related to unrecognized tax benefits are recognized as a component of the provision for income taxes. Penalties related to unrecognized tax benefits for the years mentioned above were immaterial.
Earliest Tax Year Subject to Examination in Major Tax Jurisdictions

Jurisdiction	Tax Year
U.S.	2017
New York State and New York City	2010
U.K.	2014
Japan	2019
Hong Kong	2017
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
22. Segment, Geographic and Revenue Information
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
Selected Financial Information by Business Segment

	2023
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$4,578	$454	$—	$(84)	$4,948
Trading	14,468	823	(59)	31	15,263
Investments	177	62	334	—	573
Commissions and fees[1]	2,540	2,279	—	(282)	4,537
Asset management[1,2]	596	14,019	5,231	(229)	19,617
Other	480	513	(7)	(11)	975
Total non-interest revenues	22,839	18,150	5,499	(575)	45,913
Interest income	36,815	15,015	135	(1,684)	50,281
Interest expense	36,594	6,897	264	(1,704)	42,051
Net interest	221	8,118	(129)	20	8,230
Net revenues	$23,060	$26,268	$5,370	$(555)	$54,143
Provision for credit losses	$401	$131	$—	$—	$532
Compensation and benefits	8,369	13,972	2,217	—	24,558
Non-compensation expenses	9,814	5,635	2,311	(520)	17,240
Total non-interest expenses	$18,183	$19,607	$4,528	$(520)	$41,798
Income before provision for income taxes	$4,476	$6,530	$842	$(35)	$11,813
Provision for income taxes	884	1,508	199	(8)	2,583
Net income	3,592	5,022	643	(27)	9,230
Net income applicable to noncontrolling interests	139	—	4	—	143
Net income applicable to Morgan Stanley	$3,453	$5,022	$639	$(27)	$9,087

	2022
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$5,235	$438	$—	$(74)	$5,599
Trading	14,318	(432)	(11)	53	13,928
Investments	(156)	51	120	—	15
Commissions and fees[1]	2,756	2,467	—	(285)	4,938
Asset management[1,2]	580	13,872	5,332	(206)	19,578
Other	(295)	592	(2)	(12)	283
Total non-interest revenues	22,438	16,988	5,439	(524)	44,341
Interest income	13,276	9,579	56	(1,316)	21,595
Interest expense	11,321	2,150	120	(1,323)	12,268
Net interest	1,955	7,429	(64)	7	9,327
Net revenues	$24,393	$24,417	$5,375	$(517)	$53,668
Provision for credit losses	$211	$69	$—	$—	$280
Compensation and benefits	8,246	12,534	2,273	—	23,053
Non-compensation expenses	9,221	5,231	2,295	(501)	16,246
Total non-interest expenses	$17,467	$17,765	$4,568	$(501)	$39,299
Income before provision for income taxes	$6,715	$6,583	$807	$(16)	$14,089
Provision for income taxes	1,308	1,444	162	(4)	2,910
Net income	5,407	5,139	645	(12)	11,179
Net income applicable to noncontrolling interests	165	—	(15)	—	150
Net income applicable to Morgan Stanley	$5,242	$5,139	$660	$(12)	$11,029

145	December 2023 Form 10-K

Notes to Consolidated Financial Statements

	2021
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$10,272	$822	$—	$(100)	$10,994
Trading	12,353	418	(53)	92	12,810
Investments	607	48	721	—	1,376
Commissions and fees[1]	2,878	3,019	1	(377)	5,521
Asset management[1,2]	583	13,966	5,576	(158)	19,967
Other	495	577	(20)	(10)	1,042
Total non-interest revenues	27,188	18,850	6,225	(553)	51,710
Interest income	3,752	5,821	31	(193)	9,411
Interest expense	1,107	428	36	(205)	1,366
Net interest	2,645	5,393	(5)	12	8,045
Net revenues	$29,833	$24,243	$6,220	$(541)	$59,755
Provision for credit losses	$(7)	$11	$—	$—	$4
Compensation and benefits	9,165	13,090	2,373	—	24,628
Non-compensation expenses	8,861	4,961	2,169	(536)	15,455
Total non-interest expenses	$18,026	$18,051	$4,542	$(536)	$40,083
Income before provision for income taxes	$11,814	$6,181	$1,678	$(5)	$19,668
Provision for income taxes	2,746	1,447	356	(1)	4,548
Net income	9,068	4,734	1,322	(4)	15,120
Net income applicable to noncontrolling interests	111	—	(25)	—	86
Net income applicable to Morgan Stanley	$8,957	$4,734	$1,347	$(4)	$15,034
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
Detail of Investment Banking Revenues

$ in millions	2023	2022	2021
Institutional Securities—Advisory	$2,244	$2,946	$3,487
Institutional Securities—Underwriting	2,334	2,289	6,785
Firm Investment banking revenues from contracts with customers	91%	90%	91%
Trading Revenues by Product Type

$ in millions	2023	2022	2021
Interest rate	$4,646	$2,808	$740
Foreign exchange	1,054	1,585	1,008
Equity[1]	8,929	7,515	7,331
Commodity and other	1,624	1,466	2,599
Credit	(990)	554	1,132
Total	$15,263	$13,928	$12,810
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At December 31, 2023	At December 31, 2022
Net cumulative unrealized performance-based fees at risk of reversing	$787	$819
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

$ in millions	2023	2022	2021
Fee waivers	$93	$211	$516
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
Other Expenses—Transaction Taxes

$ in millions	2023	2022	2021
Transaction taxes	$866	$910	$969
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.

December 2023 Form 10-K	146

Notes to Consolidated Financial Statements
Net Revenues by Region

$ in millions	2023	2022	2021
Americas	$41,651	$40,117	$44,605
EMEA	6,058	6,811	7,699
Asia	6,434	6,740	7,451
Total	$54,143	$53,668	$59,755
Income before Provision for Income Taxes

$ in millions	2023	2022	2021
U.S.	$8,334	$9,363	$14,082
Non-U.S.[1]	3,479	4,726	5,586
Total	$11,813	$14,089	$19,668
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
Wealth Management: Americas, where representatives operate.
Investment Management: Client location, except certain closed-end funds, which are based on asset location.
Revenues Recognized from Prior Services

$ in millions	2023	2022	2021
Non-interest revenues	$1,778	$2,538	$2,391
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At December 31, 2023	At December 31, 2022
Customer and other receivables	$2,339	$2,577
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At December 31, 2023	At December 31, 2022
Institutional Securities	$810,506	$789,837
Wealth Management	365,168	373,305
Investment Management	18,019	17,089
Total[1]	$1,193,693	$1,180,231
1. Parent assets have been fully allocated to the business segments.
Total Assets by Region

$ in millions	At December 31, 2023	At December 31, 2022
Americas	$832,714	$853,228
EMEA	218,923	197,397
Asia	142,056	129,606
Total	$1,193,693	$1,180,231
23. Parent Company
Parent Company Only—Condensed Income Statement and Comprehensive Income Statement

$ in millions	2023	2022	2021
Revenues
Dividends from bank subsidiaries	$5,770	$2,875	$—
Dividends from BHC and non-bank subsidiaries	6,812	8,661	8,898
Total dividends from subsidiaries	12,582	11,536	8,898
Trading	(775)	(1,143)	229
Other	(31)	170	4
Total non-interest revenues	11,776	10,563	9,131
Interest income	13,596	5,805	2,648
Interest expense	13,618	6,162	2,822
Net interest	(22)	(357)	(174)
Net revenues	11,754	10,206	8,957
Non-interest expenses	287	252	443
Income before income taxes	11,467	9,954	8,514
Provision for (benefit from) income taxes	(520)	(456)	(203)
Net income before undistributed gain of subsidiaries	11,987	10,410	8,717
Undistributed (loss) gain of subsidiaries	(2,900)	619	6,317
Net income	9,087	11,029	15,034
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	51	(202)	(207)
Change in net unrealized gains (losses) on available-for-sale securities	1,098	(4,437)	(1,542)
Pensions and other	(87)	43	(53)
Change in net debt valuation adjustment	(1,250)	1,449	662
Net change in cash flow hedges	20	(4)	—
Comprehensive income	$8,919	$7,878	$13,894
Net income	$9,087	$11,029	$15,034
Preferred stock dividends and other	557	489	468
Earnings applicable to Morgan Stanley common shareholders	$8,530	$10,540	$14,566

147	December 2023 Form 10-K

Notes to Consolidated Financial Statements
Parent Company Only—Condensed Balance Sheet

$ in millions, except share data	At December 31, 2023	At December 31, 2022
Assets
Cash and cash equivalents	$16,881	$25,333
Trading assets at fair value	4,160	10,391
Investment securities:
Available-for-sale at fair value (amortized cost of $22,164 and $18,488; $10,179 and $14,278 were pledged to various parties)	21,515	17,409
Held-to-maturity (fair value of $14,093 and $17,698; $10,010 and $12,948 were pledged to various parties)	15,284	19,267
Securities purchased under agreement to resell to affiliates	24,693	22,987
Advances to subsidiaries:
Bank and BHC	38,550	76,232
Non-bank	139,250	93,593
Equity investments in subsidiaries:
Bank and BHC	58,949	59,676
Non-bank	50,291	50,366
Other assets	2,595	2,071
Total assets	$372,168	$377,325
Liabilities
Trading liabilities at fair value	$44	$262
Securities sold under agreements to repurchase from affiliates	20,293	28,682
Payables to and advances from subsidiaries	73,370	76,170
Other liabilities and accrued expenses	2,539	2,282
Borrowings (includes $13,404 and $12,122 at fair value)	176,884	169,788
Total liabilities	273,130	277,184
Commitments and contingent liabilities (see Note 14)
Equity
Preferred stock	8,750	8,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,626,828,437 and 1,675,487,409	20	20
Additional paid-in capital	29,832	29,339
Retained earnings	97,996	94,862
Employee stock trusts	5,314	4,881
Accumulated other comprehensive income (loss)	(6,421)	(6,253)
Common stock held in treasury at cost, $0.01 par value (412,065,542 and 363,406,570 shares)	(31,139)	(26,577)
Common stock issued to employee stock trusts	(5,314)	(4,881)
Total shareholders’ equity	99,038	100,141
Total liabilities and equity	$372,168	$377,325
Parent Company Only—Condensed Cash Flow Statement

$ in millions	2023	2022	2021
Net cash provided by (used for) operating activities	$24,914	$(13,064)	$4,257
Cash flows from investing activities
Proceeds from (payments for):
AFS securities:
Purchases	(9,362)	(1,855)	(6,275)
Proceeds from sales	300	676	2,611
Proceeds from paydowns and maturities	5,479	3,814	1,940
HTM securities:
Purchases	—	(4,228)	(3,022)
Proceeds from paydowns and maturities	4,003	3,434	3,696
Securities purchased under agreements to resell with affiliates	(1,706)	(1,871)	13,581
Securities sold under agreements to repurchase with affiliates	(8,389)	11,755	(7,422)
Advances to and investments in subsidiaries	(10,097)	(10,574)	(17,083)
Net cash provided by (used for) investing activities	(19,772)	1,151	(11,974)
Cash flows from financing activities
Proceeds from:
Issuance of preferred stock, net of issuance costs	—	994	1,275
Issuance of Borrowings	23,783	34,431	42,098
Payments for:
Borrowings	(22,554)	(14,441)	(28,592)
Repurchases of common stock and employee tax withholdings	(6,178)	(10,871)	(12,075)
Cash dividends	(5,763)	(5,401)	(4,171)
Net change in advances from subsidiaries	(3,029)	16,707	17,042
Net cash provided by (used for) financing activities	(13,741)	21,419	15,577
Effect of exchange rate changes on cash and cash equivalents	147	485	380
Net increase (decrease) in cash and cash equivalents	(8,452)	9,991	8,240
Cash and cash equivalents, at beginning of period	25,333	15,342	7,102
Cash and cash equivalents, at end of period	$16,881	$25,333	$15,342
Cash and cash equivalents:
Cash and due from banks	$107	$75	$100
Deposits with bank subsidiaries	16,774	25,258	15,242
Cash and cash equivalents, at end of period	$16,881	$25,333	$15,342
Restricted cash	$1,086	$836	$441
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$14,437	$5,955	$2,970
Income taxes, net of refunds[1]	599	3,132	2,775
1.Represents total payments, net of refunds, made to various tax authorities and includes taxes paid on behalf of certain subsidiaries that are subsequently settled between the Parent Company and these subsidiaries. The settlements received from subsidiaries were $1.6 billion, $2.6 billion and $3.0 billion for 2023, 2022 and 2021, respectively.

For information on the Parent Company’s preferred stock, see Note 17.

December 2023 Form 10-K	148

Notes to Consolidated Financial Statements
Parent Company’s Borrowings with Original Maturities Greater than One Year

$ in millions	At December 31, 2023	At December 31, 2022
Senior	$164,514	$157,585
Subordinated	12,370	12,203
Total	$176,884	$169,788
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
Guarantees of Debt Instruments and Warrants Issued by Subsidiaries

$ in millions	At December 31, 2023	At December 31, 2022
Aggregate balance	$60,942	$51,136
Guarantees under Subsidiary Lease Obligations

$ in millions	At December 31, 2023	At December 31, 2022
Aggregate balance[1]	$632	$615
1.Amounts primarily relate to the U.K.
Finance Subsidiary
The Parent Company fully and unconditionally guarantees the securities issued by Morgan Stanley Finance LLC, a wholly owned finance subsidiary. No other subsidiary of the Parent Company guarantees these securities.
Resolution and Recovery Planning
As indicated in the Firm’s 2023 resolution plan submitted to the Federal Reserve and the FDIC, the Parent Company has entered into an amended and restated support agreement with its material entities (including its wholly owned, direct subsidiary Morgan Stanley Holdings LLC (the “Funding IHC”)) and certain other subsidiaries. Under the amended and restated secured support agreement, in the event of a resolution scenario, the Parent Company would be obligated to contribute all of its contributable assets to its supported entities and/or the Funding IHC. The Funding IHC would be obligated to provide capital and liquidity, as applicable, to its supported entities. The obligations of the Parent Company and the Funding IHC under the amended and restated support agreement are in most cases secured on a senior basis by the assets of the Parent Company (other than shares in subsidiaries of the Parent Company and certain other assets) and the assets of the Funding IHC.

149	December 2023 Form 10-K

Financial Data Supplement (Unaudited)
Average Balances and Interest Rates and Net Interest Income

	2023			2022
$ in millions	Average Daily Balance	Interest	Average Rate	Average Daily Balance	Interest	Average Rate
Interest earning assets
Cash and cash equivalents[1]:
U.S.	$56,920	$2,386	4.2%	$57,889	$692	1.2%
Non-U.S.	48,373	1,022	2.1%	58,052	222	0.4%
Investment securities[2]	153,307	3,992	2.6%	167,494	3,066	1.8%
Loans[2]	215,628	12,424	5.8%	205,069	6,988	3.4%
Securities purchased under agreements to resell[3]:
U.S.	47,604	4,714	9.9%	57,565	1,643	2.9%
Non-U.S.	61,766	3,048	4.9%	62,585	545	0.9%
Securities borrowed[4]:
U.S.	115,279	4,794	4.2%	123,288	1,039	0.8%
Non-U.S.	18,514	397	2.1%	19,345	(19)	(0.1)%
Trading assets, net of Trading liabilities[5]:
U.S.	93,409	3,792	4.1%	74,932	2,068	2.8%
Non-U.S.	12,788	696	5.4%	14,748	416	2.8%
Customer receivables and Other[1]:
U.S.	45,815	9,585	20.9%	56,040	3,798	6.8%
Non-U.S.	14,485	3,431	23.7%	15,891	1,137	7.2%
Total	$883,888	$50,281	5.7%	$912,898	$21,595	2.4%
Interest bearing liabilities
Deposits[2]	$342,583	$8,216	2.4%	$340,741	$1,825	0.5%
Borrowings[2,6]	238,164	11,437	4.8%	229,255	5,054	2.2%
Securities sold under agreements to repurchase[7,9]:
U.S.	22,718	3,591	15.8%	21,481	1,086	5.1%
Non-U.S.	46,392	3,146	6.8%	39,631	674	1.7%
Securities loaned[8,9]:
U.S.	4,244	67	1.6%	6,277	37	0.6%
Non-U.S.	9,470	717	7.6%	7,669	466	6.1%
Customer payables and Other[10]:
U.S.	133,069	10,225	7.7%	143,448	1,991	1.4%
Non-U.S.	63,916	4,652	7.3%	73,291	1,135	1.5%
Total	$860,556	$42,051	4.9%	$861,793	$12,268	1.4%
Net interest income and net interest rate spread		$8,230	0.8%		$9,327	1.0%

Effect of Volume and Rate Changes on Net Interest Income

	2023 versus 2022
	Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Cash and cash equivalents[1]:
U.S.	$(12)	$1,706	$1,694
Non-U.S.	(37)	837	800
Investment securities[2]	(260)	1,186	926
Loans[2]	360	5,076	5,436
Securities purchased under agreements to resell[3]:
U.S.	(284)	3,355	3,071
Non-U.S.	(7)	2,510	2,503
Securities borrowed[4]:
U.S.	(67)	3,822	3,755
Non-U.S.	1	415	416
Trading assets, net of Trading liabilities[5]:
U.S.	510	1,214	1,724
Non-U.S.	(55)	335	280
Customer receivables and Other[1]:
U.S.	(693)	6,480	5,787
Non-U.S.	(101)	2,395	2,294
Change in interest income	$(645)	$29,331	$28,686
Interest bearing liabilities
Deposits[2]	$10	$6,381	$6,391
Borrowings[2,6]	196	6,187	6,383
Securities sold under agreements to repurchase[7,9]:
U.S.	63	2,442	2,505
Non-U.S.	115	2,357	2,472
Securities loaned[8,9]:
U.S.	(12)	42	30
Non-U.S.	109	142	251
Customer payables and Other[10]:
U.S.	(144)	8,378	8,234
Non-U.S.	(145)	3,662	3,517
Change in interest expense	$192	$29,591	$29,783
Change in net interest income	$(837)	$(260)	$(1,097)

December 2023 Form 10-K	150

Financial Data Supplement (Unaudited)
Average Balances and Interest Rates and Net Interest Income

	2021
$ in millions	Average Daily Balance	Interest	Average Rate
Interest earning assets
Cash and cash equivalents[1]:
U.S.	$62,340	$44	0.1%
Non-U.S.	52,106	(37)	(0.1)%
Investment securities[2]	182,896	2,759	1.5%
Loans[2]	166,675	4,209	2.5%
Securities purchased under agreements to resell[3]:
U.S.	55,274	86	0.2%
Non-U.S.	53,323	(267)	(0.5)%
Securities borrowed[4]:
U.S.	99,667	(825)	(0.8)%
Non-U.S.	17,387	(192)	(1.1)%
Trading assets, net of Trading liabilities[5]:
U.S.	77,916	1,644	2.1%
Non-U.S.	19,559	394	2.0%
Customer receivables and Other[1]:
U.S.	72,665	1,365	1.9%
Non-U.S.	21,962	231	1.1%
Total	$881,770	$9,411	1.1%
Interest bearing liabilities
Deposits[2]	$325,500	$409	0.1%
Borrowings[2,6]	224,657	2,725	1.2%
Securities sold under agreements to repurchase[7,9]:
U.S.	29,383	157	0.5%
Non-U.S.	27,374	(64)	(0.2)%
Securities loaned[8,9]:
U.S.	4,816	29	0.6%
Non-U.S.	5,514	372	6.7%
Customer payables and Other[10]:
U.S.	132,899	(1,825)	(1.4)%
Non-U.S.	76,185	(437)	(0.6)%
Total	$826,328	$1,366	0.2%
Net interest income and net interest rate spread		$8,045	0.9%
Effect of Volume and Rate Changes on Net Interest Income

	2022 versus 2021
	Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Cash and cash equivalents[1]:
U.S.	$(3)	$651	$648
Non-U.S.	(4)	263	259
Investment securities[2]	(232)	539	307
Loans[2]	970	1,809	2,779
Securities purchased under agreements to resell[3]:
U.S.	4	1,553	1,557
Non-U.S.	(46)	858	812
Securities borrowed[4]:
U.S.	(196)	2,060	1,864
Non-U.S.	(22)	195	173
Trading assets, net of Trading liabilities[5]:
U.S.	(63)	487	424
Non-U.S.	(97)	119	22
Customer receivables and Other[1]:
U.S.	(312)	2,745	2,433
Non-U.S.	(64)	970	906
Change in interest income	$(65)	$12,249	$12,184
Interest bearing liabilities
Deposits[2]	$19	$1,397	$1,416
Borrowings[2,6]	56	2,273	2,329
Securities sold under agreements to repurchase[7,9]:
U.S.	(42)	971	929
Non-U.S.	(29)	767	738
Securities loaned[8,9]:
U.S.	9	(1)	8
Non-U.S.	145	(51)	94
Customer payables and Other[10]:
U.S.	(145)	3,961	3,816
Non-U.S.	17	1,555	1,572
Change in interest expense	$30	$10,872	$10,902
Change in net interest income	$(95)	$1,377	$1,282
1.In the fourth quarter of 2023, interest bearing Cash and cash equivalents and related interest were presented separately for the first time. The prior period amounts for Customer receivables and Other have been disaggregated to exclude Cash and cash equivalents to align with the current presentation.
2.Amounts include primarily U.S. balances.
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

151	December 2023 Form 10-K

Financial Data Supplement (Unaudited)
Deposits

	Average Daily Deposits
	2023		2022		2021
$ in millions	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Deposits[1]:
Savings and demand	$286,513	2.0%	$321,316	0.4%	$304,664	—%
Time	56,070	4.3%	19,425	2.7%	20,836	1.7%
Total	$342,583	2.4%	$340,741	0.5%	$325,500	0.1%
1.The Firm’s deposits were primarily held in U.S. offices.

December 2023 Form 10-K	152

Glossary of Common Terms and Acronyms

ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
DCP	Employee deferred cash-based compensation plans linked to investment performance
DCP investments	Investments associated with certain DCP
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
ELN	Equity-linked note(s)
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
E.U.	European Union
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICC	Fixed Income Clearing Corporation
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVA	Funding valuation adjustment
FVO	Fair value option
G-SIB	Global systemically important banks
HELOC	Home Equity Line of Credit
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statement	Consolidated income statement
IRS	Internal Revenue Service

IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSEHSE	Morgan Stanley Europe Holdings SE
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OIS	Overnight index swap
OTC	Over-the-counter
PRA	Prudential Regulation Authority
PSU	Performance-based stock unit
RMBS	Residential mortgage-backed securities
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. Bank Subsidiaries	Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”)
U.S. GAAP	Accounting principles generally accepted in the United States of America
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

153	December 2023 Form 10-K

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
Management assessed the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Firm maintained effective internal control over financial reporting as of December 31, 2023.
The Firm’s independent registered public accounting firm has audited and issued a report on the Firm’s internal control over financial reporting, which appears below.

December 2023 Form 10-K	154

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Morgan Stanley:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Morgan Stanley and subsidiaries (the “Firm”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements of the Firm as of and for the year ended December 31, 2023 and our report dated February 22, 2024 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
February 22, 2024

155	December 2023 Form 10-K

Changes in Internal Control Over Financial Reporting
No change in the Firm’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Other Information
On February 20, 2024 the Compensation, Management Development and Succession Committee of the Board of Directors (“CMDS Committee”) of Morgan Stanley approved amendments to each of the award certificates (“Award Certificates”) covering all outstanding performance stock units granted under the Morgan Stanley Equity Incentive Compensation Plan, including to executive officers of the Firm. Under the original terms of the Award Certificates, upon termination of employment due to death or disability, the participant vests in a prorated portion of the shares earned by applying the performance multiplier based on service during the performance period. The CMDS Committee amended each Award Certificate to provide that, upon termination of employment due to death or disability, the participant vests in the full number of shares earned by applying the performance multiplier. Providing for full vesting of performance stock units upon termination of employment due to death or disability is consistent with the provisions of Morgan Stanley’s restricted stock units.

This description of the Award Certificates is qualified in its entirety by reference to the full text of the Award Certificates, a form of which is filed hereto as Exhibit 10.22.
Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
Unresolved Staff Comments
The Firm from time to time receives written comments from the staff of the SEC regarding its periodic or current reports under the Exchange Act. There are no comments that remain unresolved that the Firm received not less than 180 days before the end of the year to which this report relates that the Firm believes are material.
Properties
We have offices, operations and data centers located around the world. Our global headquarters and principal executive offices are located at 1585 Broadway, New York, New York. Our other principal offices include locations in Manhattan and the greater New York metropolitan area, London, Frankfurt, Hong Kong and Tokyo. Our current facilities are adequate for our present and future operations for each of our business segments, although we may add offices, depending upon our future operations.
Legal Proceedings

See “Contingencies—Legal” in Note 14 to the Financial Statements for information about our material legal proceedings.
Mine Safety Disclosures
Not applicable.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Morgan Stanley’s common stock trades under the symbol “MS” on the New York Stock Exchange. As of January 31, 2024, the Firm had 46,887 holders of record; however, the Firm believes the number of beneficial owners of the Firm’s common stock exceeds this number.
The table below sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the fourth quarter of the year ended December 31, 2023.
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Shares Purchased as Part of Share Repurchase Program[3,4]	Dollar Value of Remaining Authorized Repurchase
October	1,948,722	$71.77	1,911,600	$18,363
November	15,673,256	$75.59	15,368,757	$17,200
December	201,759	$86.45	—	$17,200
Three Months Ended December 31, 2023	17,823,737	$75.30	17,280,357
1.Includes 543,380 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended December 31, 2023.
2.Excludes excise tax of $12 million levied on share repurchases, net of issuances, payable in April 2024.
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

December 2023 Form 10-K	156

Stock Performance Graph
The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of the Firm’s common stock, the S&P 500 Stock Index and the S&P 500 Financials Sector Index for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2018 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Firm’s common stock.
Cumulative Total Return
December 31, 2018 – December 31, 2023

	At December 31,
	2018	2019	2020	2021	2022	2023
Morgan Stanley	$100.00	$132.66	$183.14	$268.50	$240.57	$274.03
S&P 500 Stock Index	100.00	131.21	155.34	199.89	163.65	206.63
S&P 500 Financials Sector Index	100.00	132.09	129.77	175.02	156.52	175.46
Directors, Executive Officers and Corporate Governance
Information relating to the Firm’s directors and nominees in the Firm’s definitive proxy statement for its 2024 annual meeting of shareholders (“Morgan Stanley’s proxy statement”) is incorporated by reference herein.
Information relating to the Firm’s executive officers is contained in the “Business” section of this report under “Information about Our Executive Officers.”
Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Deputy Chief Financial Officer. You can find the Code of Ethics and Business Conduct on the webpage, www.morganstanley.com/content/dam/msdotcom/en/about-us-governance/pdf/MS_Code_of_Ethics_and_Business_Conduct_2023.pdf. The Firm will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the U.S. Securities and
Exchange Commission or the New York Stock Exchange LLC, on the webpage.
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

157	December 2023 Form 10-K

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended June 30, 2022).
3.2	Amended and Restated Bylaws of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s current report on Form 8-K dated December 8, 2023).
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

Exhibit No.	Description
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

4.13	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F (included in Exhibit 4.12 hereto).

December 2023 Form 10-K	158

Exhibit No.	Description
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

10.2
Amended and Restated Investor Agreement dated as of June 30, 2011 by and between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc. (Exhibit 10.1 to Morgan Stanley’s current report on Form 8-K dated June 30, 2011), as amended by Third Amendment, dated October 3, 2013 (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended September 30, 2013), Fourth Amendment, dated April 6, 2016 (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2016), Fifth Amendment, dated October 4, 2018 (Exhibit 10.3 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2020), Sixth Amendment, dated April 13, 2021 (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended June 30, 2021) and Seventh Amendment, dated October 13, 2023 (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended September 30, 2023).

10.3†
Morgan Stanley 401(k) Plan, amended and restated as of January 1, 2018 (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2018), as amended by Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2019) and Amendment (Exhibit 10.6 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2020), Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2021) and Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2022).

10.4†*	Amendment to Morgan Stanley 401(k) Plan, dated December 15, 2023.
10.5†	Tax Deferred Equity Participation Plan as amended and restated as of November 26, 2007 (Exhibit 10.9 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).
10.6†	Directors’ Equity Capital Accumulation Plan as amended and restated as of November 1, 2022 (Exhibit 10.6 to Morgan Stanley's annual report on Form 10-K for the year ended December 31, 2022).
10.7†	Employees’ Equity Accumulation Plan as amended and restated as of November 26, 2007 (Exhibit 10.12 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).
10.8†	Employee Stock Purchase Plan as amended and restated as of August 1, 2022 (Exhibit 10.8 to Morgan Stanley's annual report on Form 10-K for the year ended December 31, 2022).

159	December 2023 Form 10-K

Exhibit No.	Description
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

10.13†
Aircraft Time-Sharing Agreement, dated as of January 1, 2010, by and between Corporate Services Support Corp. and James P. Gorman (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2010).

10.14†
Agreement between Morgan Stanley and James P. Gorman, dated August 16, 2005, and amendment dated December 17, 2008 (Exhibit 10.2 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2010), as amended by Amendment (Exhibit 10.25 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2013).

10.15†	Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s current report on Form 8-K dated November 22, 2005).
10.16†	Equity Incentive Compensation Plan, as amended and restated as of December 14, 2020 (Exhibit 10.19 to Morgan Stanley's annual report on Form 10-K for the year ended December 31, 2020).
10.17†	Morgan Stanley Compensation Incentive Plan, as amended and restated as of December 14, 2020 (Exhibit 10.24 to Morgan Stanley's annual report on Form 10-K for the year ended December 31, 2020)
10.18†
Morgan Stanley Schedule of Non-Employee Directors Annual Compensation, effective as of November 1, 2022 (Exhibit 10.18 to Morgan Stanley's annual report on Form 10-K for the year ended December 31, 2022).

10.19†	Description of Operating Committee Medical Coverage (Exhibit 10.2 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).
10.20†*	Form of Award Certificate for Discretionary Retention Awards of Stock Units.

Exhibit No.	Description
10.21†*	Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan.
10.22†*	Form of Award Certificate for Long-Term Incentive Program Awards.
10.23†	Form of Aircraft Time-Sharing Agreement (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended September 30, 2020).
21*	Subsidiaries of Morgan Stanley.
22*	Guarantor and Subsidiary Issuer of Registered Guaranteed Securities.
23.1*	Consent of Deloitte & Touche LLP.
24	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
97*	Morgan Stanley Compensation Recoupment Policy.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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
Form 10-K Summary
None.

December 2023 Form 10-K	160

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2024.

MORGAN STANLEY (REGISTRANT)
By:	/s/ EDWARD PICK
(Edward Pick)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of February, 2024.

Signature	Title

/s/ EDWARD PICK	Chief Executive Officer
(Edward Pick)	(Principal Executive Officer)

/s/ SHARON YESHAYA	Executive Vice President and Chief Financial Officer
(Sharon Yeshaya)	(Principal Financial Officer)

/s/ RAJA J. AKRAM	Deputy Chief Financial Officer
(Raja J. Akram)	(Chief Accounting Officer and Controller)

/s/ JAMES P. GORMAN	Chairman of the Board
(James P. Gorman)

/s/ THOMAS H. GLOCER	Director
(Thomas H. Glocer)

/s/ ROBERT H. HERZ	Director
(Robert H. Herz)

Signature	Title

/s/ ERIKA H. JAMES	Director
(Erika H. James)

/s/ HIRONORI KAMEZAWA	Director
(Hironori Kamezawa)

/s/ SHELLEY B. LEIBOWITZ	Director
(Shelley B. Leibowitz)

/s/ STEPHEN J. LUCZO	Director
(Stephen J. Luczo)

/s/ JAMI MISCIK	Director
(Jami Miscik)

/s/ MASATO MIYACHI	Director
(Masato Miyachi)

/s/ DENNIS M. NALLY	Director
(Dennis M. Nally)

/s/ MARY L. SCHAPIRO	Director
(Mary L. Schapiro)

/s/ PERRY M. TRAQUINA	Director
(Perry M. Traquina)

/s/ RAYFORD WILKINS, JR.	Director
(Rayford Wilkins, Jr.)

161	December 2023 Form 10-K