Form 10-Q
period 2024-03-31
MORGAN STANLEY
filed 2024-05-03
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of April 30, 2024, there were 1,625,162,676 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2024

2

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

3

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

The results of operations in the past have been, and in the future may continue to be, materially affected by: competition; risk factors; legislative, legal and regulatory developments; and other factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements,” “Business—Competition,” “Business—Supervision and Regulation” and “Risk Factors” in the 2023 Form 10-K and “Liquidity and Capital Resources—Regulatory Requirements” herein.

4	March 2024 Form 10-Q

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended March 31, 2024
•The Firm reported net revenues of $15.1 billion and net income of $3.4 billion with strong contributions across each of our businesses.
•The Firm delivered ROE of 14.5% and ROTCE of 19.7% (see “Selected Non-GAAP Financial Information” herein).
•The Firm’s expense efficiency ratio was 71% demonstrating operating leverage in an improving market environment.
•At March 31, 2024, the Firm’s Standardized Common Equity Tier 1 capital ratio was 15.0%.
•Institutional Securities net revenues of $7.0 billion reflect strong performance across the broad franchise, with particular strength in Equity as well as underwriting revenues, partially offset by lower results in Advisory.
•Wealth Management delivered a pre-tax margin of 26.3%. Net revenues were $6.9 billion on higher asset management revenues driven by the positive market environment. Net new assets for the quarter were $95 billion.
•Investment Management results reflect net revenues of $1.4 billion on higher average AUM of $1.5 trillion. The quarter included positive long-term net flows of $7.6 billion.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share
We reported net revenues of $15.1 billion in the quarter ended March 31, 2024 (“current quarter,” or “1Q 2024”), which increased by 4% compared with $14.5 billion in the quarter ended March 31, 2023 (“prior year quarter,” or “1Q 2023”). For the current quarter, net income applicable to Morgan Stanley was $3.4 billion, or $2.02 per diluted common share, which increased by 14%, or 19% compared with $3.0 billion, or $1.70 per diluted common share in the prior year quarter.
Non-interest Expenses
($ in millions)

March 2024 Form 10-Q	5

Management’s Discussion and Analysis
•Compensation and benefits expenses of $6,696 million in the current quarter increased 4% from the prior year quarter, primarily due to an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues and higher discretionary incentive compensation, partially offset by lower stock-based compensation expense in the prior year quarter.
•Non-compensation expenses of $4,051 million in the current quarter decreased 2% from the prior year quarter, primarily driven by lower legal and professional services expenses and lower marketing and business development costs, partially offset by an increased technology spend, an incremental FDIC special assessment cost of $42 million and higher execution-related expenses.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments was a net release of $6 million, primarily as a result of improvements in the macroeconomic outlook. This was partially offset by provisions for certain specific commercial real estate and corporate loans and modest growth in certain other loan portfolios. The Provision for credit losses on loans and lending commitments in the prior year quarter was $234 million, primarily related to a deterioration in both the macroeconomic outlook and the commercial real estate portfolio.
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
•Institutional Securities net revenues of $7,016 million in the current quarter increased 3% from the prior year quarter, primarily reflecting higher underwriting revenues and higher Equity results, partially offset by lower Advisory and Fixed income results.
•Wealth Management net revenues of $6,880 million in the current quarter increased 5% from the prior year quarter, primarily reflecting higher Asset management revenues and Transactional revenues, partially offset by lower Net interest revenues.
•Investment Management net revenues of $1,377 million in the current quarter increased 7% from the prior year quarter, primarily reflecting an increase in Asset management and related fees.
Net Revenues by Region1
($ in millions)
1.For a discussion of how the geographic breakdown of net revenues is determined, see Note 22 to the financial statements in the 2023 Form 10-K.
•Americas net revenues in the current quarter increased 7% from the prior year quarter, driven by higher results across all business segments.

6	March 2024 Form 10-Q

Management’s Discussion and Analysis
•EMEA net revenues in the current quarter increased 5% from the prior year quarter, primarily driven by higher results from Investment Banking and Equity, partially offset by lower results from Fixed income within the Institutional Securities business segment.
•Asia net revenues in the current quarter decreased 12% from the prior year quarter, primarily driven by lower results from Fixed income and Equity within the Institutional Securities business segment.
Selected Financial Information and Other Statistical Data

	Three Months Ended March 31,
$ in millions, except per share data	2024	2023
Consolidated results
Net revenues	$15,136	$14,517
Earnings applicable to Morgan Stanley common shareholders	$3,266	$2,836
Earnings per diluted common share	$2.02	$1.70
Consolidated financial measures
Expense efficiency ratio[1]	71%	72%
ROE[2]	14.5%	12.4%
ROTCE[2,3]	19.7%	16.9%
Pre-tax margin[4]	29%	26%
Effective tax rate	21.2%	19.3%
Pre-tax margin by segment[4]
Institutional Securities	34%	28%
Wealth Management	26%	26%
Investment Management	18%	13%

$ in millions, except per share data, worldwide employees and client assets	At March 31, 2024	At December 31, 2023
Average liquidity resources for three months ended[5]	$318,664	$314,504
Loans[6]	$227,145	$226,828
Total assets	$1,228,503	$1,193,693
Deposits	$352,494	$351,804
Borrowings	$271,383	$263,732
Common equity	$90,448	$90,288
Tangible common equity[3]	$66,813	$66,527
Common shares outstanding	1,627	1,627
Book value per common share[7]	$55.60	$55.50
Tangible book value per common share[3,7]	$41.07	$40.89
Worldwide employees (in thousands)	80	80
Client assets[8] (in billions)	$7,000	$6,588
Capital Ratios[9]
Common Equity Tier 1 capital—Standardized	15.0%	15.2%
Tier 1 capital—Standardized	16.9%	17.1%
Common Equity Tier 1 capital—Advanced	15.4%	15.5%
Tier 1 capital—Advanced	17.3%	17.4%
Tier 1 leverage	6.7%	6.7%
SLR	5.4%	5.5%
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
7.Book value per common share and tangible book value per common share equal common equity and tangible common equity, respectively, divided by common shares outstanding.
8.Client assets represents Wealth Management client assets and Investment Management AUM. Certain Wealth Management client assets are invested in Investment Management products and are also included in Investment Management’s AUM.
9.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
Economic and Market Conditions
The market environment continued to improve in the first quarter of 2024, despite heightened geopolitical risks, continued inflationary concerns and uncertainty regarding the future path of interest rates, which have remained persistently high relative to recent years. The timing and pace of interest rate changes remain unknown and could impact capital markets in 2024. The market environment impacted our businesses, as discussed further in “Business Segments” herein, and, to the extent that it continues to remain uncertain, could adversely impact client confidence and related activity.
For more information on economic and market conditions, and the potential effects of geopolitical events and acts of war or aggression on our future results, refer to “Risk Factors” and “Forward-Looking Statements” in the 2023 Form 10-K.
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

March 2024 Form 10-Q	7

Management’s Discussion and Analysis
especially in our Wealth Management business segment. By excluding the impact of these items, we are better able to describe the business drivers and resulting impact to net revenues and corresponding change to the associated compensation expenses. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” in the 2023 Form 10-K.
Tangible common equity is a non-GAAP financial measure that we believe analysts, investors and other stakeholders consider useful to allow for comparability to peers and of the period-to-period use of our equity. The calculation of tangible common equity represents common shareholders’ equity less goodwill and intangible assets net of allowable mortgage servicing rights deduction. In addition, we believe that certain ratios that utilize tangible common equity, such as return on average tangible common equity (“ROTCE”) and tangible book value per common share, also non-GAAP financial measures, are useful for evaluating the operating performance and capital adequacy of the business period-to-period, respectively. The calculation of ROTCE represents annualized earnings applicable to Morgan Stanley common shareholders as a percentage of average tangible common equity. The calculation of tangible book value per common share represents tangible common equity divided by common shares outstanding.
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended March 31,
$ in millions	2024	2023
Net revenues	$15,136	$14,517
Adjustment for mark-to-market losses (gains) on DCP[1]	(187)	(153)
Adjusted Net revenues—non-GAAP	$14,949	$14,364
Compensation expense	$6,696	$6,410
Adjustment for mark-to-market gains (losses) on DCP[1]	(249)	(193)
Adjusted Compensation expense—non-GAAP	$6,447	$6,217
Wealth Management Net revenues	$6,880	$6,559
Adjustment for mark-to-market losses (gains) on DCP[1]	(140)	(101)
Adjusted Wealth Management Net revenues—non-GAAP	$6,740	$6,458
Wealth Management Compensation expense	$3,788	$3,477
Adjustment for mark-to-market gains (losses) on DCP[1]	(156)	(119)
Adjusted Wealth Management Compensation expense—non-GAAP	$3,632	$3,358

$ in millions	At March 31, 2024	At December 31, 2023
Tangible equity
Common equity	$90,448	$90,288
Less: Goodwill and net intangible assets	(23,635)	(23,761)
Tangible common equity—non-GAAP	$66,813	$66,527

	Average Monthly Balance
	Three Months Ended March 31,
$ in millions	2024	2023
Tangible equity
Common equity	$89,913	$91,382
Less: Goodwill and net intangible assets	(23,705)	(24,198)
Tangible common equity—non-GAAP	$66,208	$67,184
Non-GAAP Financial Measures by Business Segment

	Three Months Ended March 31,
$ in billions	2024	2023
Average common equity[2]
Institutional Securities	$45.0	$45.6
Wealth Management	29.1	28.8
Investment Management	10.8	10.4
ROE[3]
Institutional Securities	15%	12%
Wealth Management	19%	19%
Investment Management	7%	5%
Average tangible common equity[2]
Institutional Securities	$44.6	$45.2
Wealth Management	15.5	14.8
Investment Management	1.1	0.7
ROTCE[3]
Institutional Securities	15%	12%
Wealth Management	35%	36%
Investment Management	68%	73%
1.Net revenues and compensation expense are adjusted for DCP for both Firm and Wealth Management business segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” in the 2023 Form 10-K for more information.
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
3.The calculation of ROE and ROTCE by segment uses net income applicable to Morgan Stanley by segment less preferred dividends allocated to each segment, annualized as a percentage of average common equity and average tangible common equity, respectively, allocated to each segment.
Return on Tangible Common Equity Goal
We have an ROTCE goal of 20%. Our ROTCE goal is a forward-looking statement that is based on a normal market environment and may be materially affected by many factors.
See “Risk Factors” and “Forward-Looking Statements” in the 2023 Form 10-K for further information on market and economic conditions and their potential effects on our future operating results.
ROTCE represents a non-GAAP financial measure. For further information on non-GAAP measures, see “Selected Non-GAAP Financial Information” herein.

8	March 2024 Form 10-Q

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
For an overview of the components of our business segments, net revenues, compensation expense and income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments” in the 2023 Form 10-K.

March 2024 Form 10-Q	9

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

	Three Months Ended March 31,		% Change
$ in millions	2024	2023
Revenues
Advisory	$461	$638	(28)%
Equity	430	202	113%
Fixed income	556	407	37%
Total Underwriting	986	609	62%
Total Investment banking	1,447	1,247	16%
Equity	2,842	2,729	4%
Fixed income	2,485	2,576	(4)%
Other	242	245	(1)%
Net revenues	$7,016	$6,797	3%
Provision for credit losses	2	189	(99)%
Compensation and benefits	2,343	2,365	(1)%
Non-compensation expenses	2,320	2,351	(1)%
Total non-interest expenses	4,663	4,716	(1)%
Income before provision for income taxes	2,351	1,892	24%
Provision for income taxes	482	363	33%
Net income	1,869	1,529	22%
Net income applicable to noncontrolling interests	50	51	(2)%
Net income applicable to Morgan Stanley	$1,819	$1,478	23%
Investment Banking
Investment Banking Volumes

	Three Months Ended March 31,
$ in billions	2024	2023
Completed mergers and acquisitions[1]	$115	$128
Equity and equity-related offerings[2,3]	16	11
Fixed income offerings[2,4]	95	63
Source: Refinitiv data as of April 1, 2024. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Revenues of $1,447 million in the current quarter increased 16% from the prior year quarter, reflecting an increase in underwriting revenues, partially offset by lower Advisory revenues.
•Advisory revenues decreased primarily due to fewer completed M&A transactions.
•Equity underwriting revenues increased on higher volumes, primarily in initial public and follow-on offerings.
•Fixed income underwriting revenues increased primarily due to higher bond issuances, securitized products revenues and investment-grade loan issuances.
While Investment Banking results improved from recent quarters on higher underwriting revenues, we continue to operate in a market environment with lower completed M&A activity.
See “Investment Banking Volumes” herein.
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended March 31, 2024
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$2,022	$136	$(891)	$1	$1,268
Execution services	972	609	(41)	34	1,574
Total Equity	$2,994	$745	$(932)	$35	$2,842
Total Fixed Income	$2,594	$104	$(292)	$79	$2,485

	Three Months Ended March 31, 2023
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,696	$134	$(541)	$32	$1,321
Execution services	848	619	(59)	—	1,408
Total Equity	$2,544	$753	$(600)	$32	$2,729
Total Fixed Income	$2,478	$109	$(89)	$78	$2,576
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $2,842 million in the current quarter increased 4% compared with the prior year quarter, reflecting an increase in Execution services, partially offset by a decrease in Financing.
•Financing revenues decreased primarily driven by lower gains on inventory held to facilitate client activity in Asia compared to elevated results in the prior year quarter, partially offset by the impact of higher average client balances.
•Execution services revenues increased primarily due to higher gains on inventory held to facilitate client activity in derivatives and cash equities and mark-to-market gains on business-related investments compared with losses in the prior year quarter.

10	March 2024 Form 10-Q

Management’s Discussion and Analysis
Fixed Income
Net revenues of $2,485 million in the current quarter decreased 4% from the prior year quarter, primarily reflecting a decrease in client activity, partially offset by an increase in certain commodities products.
•Global macro products revenues decreased primarily due to decreased client activity in foreign exchange and rates products.
•Credit products revenues decreased primarily due to lower client activity, partially offset by higher gains on inventory held to facilitate client activity.
•Commodities products and other fixed income revenues increased primarily due to higher gains on inventory held to facilitate client activity.
Other Net Revenues
Other net revenues of $242 million in the current quarter were relatively unchanged from the prior year quarter.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $2 million in the current quarter was primarily related to modest growth in certain loan portfolios and provisions for certain specific commercial real estate and corporate loans, partially offset by improvements in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments was $189 million in the prior year quarter, primarily related to a deterioration in both the macroeconomic outlook and the commercial real estate portfolio.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-interest Expenses
Non-interest expenses of $4,663 million in the current quarter decreased 1% compared with the prior year quarter, primarily due to lower Non-compensation expenses.
•Compensation and benefits expenses were relatively unchanged from the prior year quarter, reflecting lower stock-based compensation expense in the prior year quarter and the impact of lower headcount, offset by higher discretionary incentive compensation.
•Non-compensation expenses decreased primarily due to lower legal and professional services expenses, partially offset by higher execution-related expenses and an increased technology spend.

March 2024 Form 10-Q	11

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended March 31,		% Change
$ in millions	2024	2023
Revenues
Asset management	$3,829	$3,382	13%
Transactional[1]	1,033	921	12%
Net interest	1,856	2,158	(14)%
Other[1]	162	98	65%
Net revenues	6,880	6,559	5%
Provision for credit losses	(8)	45	(118)%
Compensation and benefits	3,788	3,477	9%
Non-compensation expenses	1,294	1,325	(2)%
Total non-interest expenses	5,082	4,802	6%
Income before provision for income taxes	$1,806	$1,712	5%
Provision for income taxes	403	336	20%
Net income applicable to Morgan Stanley	$1,403	$1,376	2%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues. Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At March 31, 2024	At December 31, 2023
Total client assets[1]	$5,495	$5,129
U.S. Bank Subsidiary loans	$147	$147
Margin and other lending[2]	$23	$21
Deposits[3]	$347	$346
Annualized weighted average cost of deposits[4]
Period end	2.96%	2.92%
Period average for three months ended	2.92%	2.86%

	Three Months Ended March 31,
	2024	2023
Net new assets	$94.9	$109.6
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
3.Deposits reflect liabilities sourced from Wealth Management clients and other sources of funding on our U.S. Bank Subsidiaries. Deposits include sweep deposit programs, savings and other deposits, and time deposits.
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products, excluding the effect of related hedging derivatives. The period end cost of deposits is based upon balances and rates as of March 31, 2024 and December 31, 2023. The period average is based on daily balances and rates for the year.
Net New Assets
NNA represent client asset inflows, inclusive of interest, dividends and asset acquisitions, less client asset outflows, and exclude the impact of business combinations/divestitures and the impact of fees and commissions. The level of NNA in a given period is influenced by a variety of factors, including macroeconomic factors that impact client investment and spending behaviors, our ability to attract and retain financial advisors and clients, and timing of large idiosyncratic flows. Of the $95 billion of NNA during the current quarter, a little more than half related to our family office offering. Macroeconomic factors have had an impact on our NNA in recent periods. Should these factors continue, the growth rate of our NNA may be impacted.
Advisor-led Channel

$ in billions	At March 31, 2024	At December 31, 2023
Advisor-led client assets[1]	$4,302	$3,979
Fee-based client assets[2]	$2,124	$1,983
Fee-based client assets as a percentage of advisor-led client assets	49%	50%

	Three Months Ended March 31,
	2024	2023
Fee-based asset flows[3]	$26.2	$22.4
1.Advisor-led client assets represent client assets in accounts that have a Wealth Management representative assigned.
2.Fee‐based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
3.Fee-based asset flows include net new fee-based assets (including asset acquisitions), net account transfers, dividends, interest and client fees, and exclude institutional cash management related activity. For a description of the Inflows and Outflows included in Fee-based asset flows, see Fee-based client assets in the 2023 Form 10-K.
Self-directed Channel

	At March 31, 2024	At December 31, 2023
Self-directed client assets[1] (in billions)	$1,194	$1,150
Self-directed households[2] (in millions)	8.1	8.1

	Three Months Ended March 31,
	2024	2023
Daily average revenue trades (“DARTs”)[3] (in thousands)	841	831
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

	At March 31, 2024	At December 31, 2023
Stock plan unvested assets[2] (in billions)	$457	$416
Stock plan participants[3] (in millions)	6.6	6.6
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
Net Revenues
Asset Management
Asset management revenues of $3,829 million in the current quarter increased 13% compared with the prior year quarter, primarily reflecting higher fee-based asset levels in the

12	March 2024 Form 10-Q

Management’s Discussion and Analysis
current quarter due to higher market levels and the cumulative impact of positive fee-based flows.
See “Fee-Based Client Assets Rollforwards” herein.
Transactional Revenues
Transactional revenues of $1,033 million in the current quarter increased 12% compared with the prior year quarter, primarily due to higher revenues from the distribution of structured products commensurate with equity markets and higher gains on DCP investments.
For further information on the impact of DCP, see “Selected Non-GAAP Financial Information” herein.
Net Interest
Net interest revenues of $1,856 million in the current quarter decreased 14% when compared with the prior year quarter, primarily due to changes in deposit mix, partially offset by the net effect of higher interest rates.
The level and pace of interest rate changes and other macroeconomic factors continued to impact client preferences for cash allocation to higher-yielding products and the pace of reallocation of client balances, resulting in changes in the deposit mix and associated interest expense, as well as client demand for loans. If these trends persist, net interest income may be further impacted in future periods.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments was a net release of $8 million in the current quarter as a result of improvements in the macroeconomic outlook. This was partially offset by provisions for certain specific commercial real estate loans. The Provision for credit losses on loans and lending commitments was $45 million in the prior year quarter, primarily driven by deterioration in the macroeconomic outlook.
Non-interest Expenses
Non-interest expenses of $5,082 million in the current quarter increased 6% compared with the prior year quarter, as a result of higher compensation and benefits expenses.
•Compensation and benefits expenses increased in the current quarter primarily due to an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues and higher expenses related to amortization of deferred compensation.
•Non-compensation expenses were relatively unchanged from the prior year quarter, reflecting lower professional services and legal expenses, and lower marketing and business development costs offset by the incremental FDIC special assessment cost.

Fee-Based Client Assets Rollforwards

$ in billions	At December 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	At March 31, 2024
Separately managed[4]	$589	$16	$(13)	$39	$631
Unified managed	501	31	(14)	27	545
Advisor	188	9	(11)	12	198
Portfolio manager	645	32	(24)	35	688
Subtotal	$1,923	$88	$(62)	$113	$2,062
Cash management	60	12	(10)	—	62
Total fee-based client assets	$1,983	$100	$(72)	$113	$2,124

$ in billions	At December 31, 2022	Inflows[1]	Outflows[2]	Market Impact[3]	At March 31, 2023
Separately managed[4]	$501	$16	$(7)	$18	$528
Unified managed	408	21	(14)	17	432
Advisor	167	9	(9)	9	176
Portfolio manager	552	26	(20)	20	578
Subtotal	$1,628	$72	$(50)	$64	$1,714
Cash management	50	20	(15)	—	55
Total fee-based client assets	$1,678	$92	$(65)	$64	$1,769
1.Inflows include new accounts, account transfers, deposits, dividends and interest.
2.Outflows include closed or terminated accounts, account transfers, withdrawals and client fees.
3.Market impact includes realized and unrealized gains and losses on portfolio investments.
4.Includes non-custody account values based on asset values reported on a quarter lag by third-party custodians.
Average Fee Rates1

	Three Months Ended March 31,
Fee rate in bps	2024	2023
Separately managed	12	13
Unified managed	91	93
Advisor	79	80
Portfolio manager	90	91
Subtotal	65	66
Cash management	6	6
Total fee-based client assets	63	65
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
For a description of fee-based client assets in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2023 Form 10-K.

March 2024 Form 10-Q	13

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended March 31,		% Change
$ in millions	2024	2023
Revenues
Asset management and related fees	$1,346	$1,248	8%
Performance-based income and other[1]	31	41	(24)%
Net revenues	1,377	1,289	7%
Compensation and benefits	565	568	(1)%
Non-compensation expenses	571	555	3%
Total non-interest expenses	1,136	1,123	1%
Income before provision for income taxes	241	166	45%
Provision for income taxes	49	30	63%
Net income	192	136	41%
Net income (loss) applicable to noncontrolling interests	—	2	(100)%
Net income applicable to Morgan Stanley	$192	$134	43%
1.Includes Investments, Trading, Commissions and fees, Net interest, and Other revenues.
Net Revenues
Asset Management and Related Fees

Asset management and related fees of $1,346 million in the current quarter increased 8% from the prior year quarter, primarily driven by higher average AUM on higher market levels. Additionally, there were positive long-term net flows during the current quarter.
Asset management revenues are influenced by the level, relative mix of AUM and related fee rates. While the market environment improved in the current quarter, client preferences in previous quarters have resulted in net outflows in the Equity asset class. To the extent these conditions continue, we would expect our Asset management revenue to continue to be impacted.
See “Assets under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues of $31 million in the current quarter decreased from the prior year quarter, primarily due to lower accrued carried interest in certain private funds.
Non-interest Expenses
Non-interest expenses of $1,136 million in the current quarter increased 1% from the prior year quarter, primarily due to higher Non-compensation expenses.
•Compensation and benefits expenses were relatively unchanged from the prior year quarter.
•Non-compensation expenses increased in the current quarter primarily due to higher distribution expenses on higher AUM.
Assets under Management or Supervision Rollforwards

$ in billions	At Dec 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At Mar 31, 2024
Equity	$295	$11	$(16)	$24	$(4)	$310
Fixed Income	171	17	(13)	1	(2)	174
Alternatives and Solutions	508	35	(24)	26	(2)	543
Long-Term AUM	$974	$63	$(53)	$51	$(8)	$1,027
Liquidity and Overlay Services	485	522	(531)	6	(4)	478
Total	$1,459	$585	$(584)	$57	$(12)	$1,505

$ in billions	At Dec 31, 2022	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At Mar 31, 2023
Equity	$259	$10	$(12)	$21	$(1)	$277
Fixed Income	173	16	(17)	4	(1)	175
Alternatives and Solutions	431	18	(16)	15	—	448
Long-Term AUM	$863	$44	$(45)	$40	$(2)	$900
Liquidity and Overlay Services	442	585	(568)	6	(3)	462
Total	$1,305	$629	$(613)	$46	$(5)	$1,362
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
Average AUM

	Three Months Ended March 31,
$ in billions	2024	2023
Equity	$302	$271
Fixed income	172	175
Alternatives and Solutions	523	441
Long-term AUM subtotal	997	887
Liquidity and Overlay Services	482	442
Total AUM	$1,479	$1,329

14	March 2024 Form 10-Q

Management’s Discussion and Analysis
Average Fee Rates1

	Three Months Ended March 31,
Fee rate in bps	2024	2023
Equity	71	72
Fixed income	36	35
Alternatives and Solutions	29	33
Long-term AUM	43	45
Liquidity and Overlay Services	13	13
Total AUM	33	35
1.Based on Asset management revenues, net of waivers, excluding performance-based fees and other non-management fees. For certain non-U.S. funds, it includes the portion of advisory fees that the advisor collects on behalf of third-party distributors. The payment of those fees to the distributor is included in Non-compensation expenses in the income statement.
For a description of the asset classes in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in the 2023 Form 10-K.

March 2024 Form 10-Q	15

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
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At March 31, 2024	At December 31, 2023
Investment securities:
Available-for-sale at fair value	$65.3	$66.6
Held-to-maturity	50.7	51.4
Total Investment securities	$116.0	$118.0
Wealth Management Loans[2]
Residential real estate	$61.3	$60.3
Securities-based lending and Other[3]	86.1	86.2
Total, net of ACL	$147.4	$146.5
Institutional Securities Loans[2]
Corporate	$7.9	$10.1
Secured lending facilities	40.5	40.8
Commercial and Residential real estate	11.1	10.7
Securities-based lending and Other	4.4	4.1
Total, net of ACL	$63.9	$65.7
Total Assets	$400.9	$396.1
Deposits[4]	$346.6	$346.1
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

We are currently evaluating the following accounting updates; however, we do not expect a material impact on our financial condition or results of operations upon adoption:

•Income Tax Disclosures. This accounting update requires disclosure of additional information in relation to income taxes, including additional disaggregation of the income tax rate reconciliation and income taxes paid. For the income tax rate reconciliation, this update requires (1) disclosure of specific categories of reconciling items; and (2) additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). For income taxes paid, this update requires disclosure of information, including (1) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes; and (2) the amount of income taxes paid (net of refunds received), disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). Additionally, the update requires disclosure of (1) income (or loss) before income taxes, disaggregated between domestic and foreign; and (2) income taxes disaggregated by federal, state and foreign. The accounting update is effective for annual periods beginning January 1, 2025, with early adoption permitted.

•Segment Reporting. This accounting update requires additional reportable segment disclosures on an annual and interim basis, primarily about significant segment expenses and other segment items that are regularly provided to the chief operating decision maker and included within the reported measure of segment profit or loss. This update does not change how operating segments are identified or aggregated, or how quantitative thresholds are applied to determine the reportable segments. The accounting update is effective for fiscal years beginning January 1, 2024, and interim periods within fiscal years beginning January 1, 2025, with early adoption permitted.
Critical Accounting Estimates
Our financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions (see Note 1 to the financial statements). We believe that of our significant accounting policies (see Note 2 to the financial statements in the 2023 Form 10-K and Note 2 to the financial statements), the fair value of financial instruments, goodwill and intangible assets, legal and regulatory contingencies (see Note 14 to the financial statements in the 2023 Form 10-K and Note 13 to the financial statements) and income taxes policies involve a higher degree of judgment and complexity. For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the 2023 Form 10-K.

16	March 2024 Form 10-Q

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
Total Assets by Business Segment

	At March 31, 2024
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$73,593	$28,550	$162	$102,305
Trading assets at fair value	353,117	9,177	5,339	367,633
Investment securities	38,562	114,171	—	152,733
Securities purchased under agreements to resell	102,295	20,438	—	122,733
Securities borrowed	131,780	1,072	—	132,852
Customer and other receivables	47,665	32,489	1,485	81,639
Loans[1]	69,811	147,405	4	217,220
Goodwill	444	10,196	6,082	16,722
Intangible assets	35	3,306	3,573	6,914
Other assets[2]	15,391	11,120	1,241	27,752
Total assets	$832,693	$377,924	$17,886	$1,228,503

	At December 31, 2023
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$72,928	$16,172	$132	$89,232
Trading assets at fair value	353,841	7,962	5,271	367,074
Investment securities	39,212	115,595	—	154,807
Securities purchased under agreements to resell	90,701	20,039	—	110,740
Securities borrowed	119,823	1,268	—	121,091
Customer and other receivables	47,333	31,237	1,535	80,105
Loans[1]	72,110	146,526	4	218,640
Goodwill	424	10,199	6,084	16,707
Intangible assets	26	3,427	3,602	7,055
Other assets[2]	14,108	12,743	1,391	28,242
Total assets	$810,506	$365,168	$18,019	$1,193,693
1.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheet (see Note 9 to the financial statements).
2.Other assets primarily includes premises, equipment and software, ROU assets related to leases, other investments, and deferred tax assets.
A substantial portion of total assets consists of cash and cash equivalents, liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from market-making, financing and prime brokerage activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio. Total assets of $1,229 billion at March 31, 2024 were relatively unchanged from $1,194 billion at December 31, 2023.
Liquidity Risk Management Framework
The core components of our Liquidity Risk Management Framework are the Required Liquidity Framework, Liquidity Stress Tests and Liquidity Resources, which support our target liquidity profile. For a further discussion about the Firm’s Required Liquidity Framework and Liquidity Stress Tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework” in the 2023 Form 10-K.
At March 31, 2024 and December 31, 2023, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
Liquidity Resources
We maintain sufficient liquidity resources, which consist of HQLA and cash deposits with banks (“Liquidity Resources”), to cover daily funding needs and to meet strategic liquidity targets sized by the Required Liquidity Framework and Liquidity Stress Tests. We actively manage the amount of our Liquidity Resources considering the following components: unsecured debt maturity profile; balance sheet size and composition; funding needs in a stressed environment, inclusive of contingent cash outflows; legal entity, regional and segment liquidity requirements; regulatory requirements; and collateral requirements.

March 2024 Form 10-Q	17

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
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2024	December 31, 2023
Cash deposits with central banks	$63,913	$64,205
Unencumbered HQLA Securities[1]:
U.S. government obligations	140,628	137,635
U.S. agency and agency mortgage-backed securities	86,507	83,733
Non-U.S. sovereign obligations[2]	19,397	20,117
Other investment grade securities	969	678
Total HQLA[1]	$311,414	$306,368
Cash deposits with banks (non-HQLA)	7,250	8,136
Total Liquidity Resources	$318,664	$314,504
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered French, U.K., Japanese, German, Italian and Spanish government obligations.
Liquidity Resources by Bank and Non-Bank Legal Entities

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2024	December 31, 2023
Bank legal entities
U.S.	$139,457	$132,870
Non-U.S.	5,661	5,359
Total Bank legal entities	145,118	138,229
Non-Bank legal entities
U.S.:
Parent Company	59,420	58,494
Non-Parent Company	56,059	56,459
Total U.S.	115,479	114,953
Non-U.S.	58,067	61,322
Total Non-Bank legal entities	173,546	176,275
Total Liquidity Resources	$318,664	$314,504
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
As of March 31, 2024, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2024	December 31, 2023
Eligible HQLA
Cash deposits with central banks	$58,096	$58,047
Securities[1]	192,944	194,970
Total Eligible HQLA	$251,040	$253,017
Net cash outflows	$200,358	$196,488
LCR	125%	129%
1.Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.

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

18	March 2024 Form 10-Q

Management’s Discussion and Analysis
Resources—Funding Management—Secured Financing” in the 2023 Form 10-K.
Collateralized Financing Transactions

$ in millions	At March 31, 2024	At December 31, 2023
Securities purchased under agreements to resell and Securities borrowed	$255,585	$231,831
Securities sold under agreements to repurchase and Securities loaned	$98,349	$77,708
Securities received as collateral[1]	$3,357	$6,219

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2024	December 31, 2023
Securities purchased under agreements to resell and Securities borrowed	$228,978	$235,928
Securities sold under agreements to repurchase and Securities loaned	$97,495	$87,285
1.Included within Trading assets in the balance sheet.
See “Total Assets by Business Segment” herein for additional information on the assets shown in the previous table and Note 2 to the financial statements in the 2023 Form 10-K and Note 8 to the financial statements for additional information on collateralized financing transactions.
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
Unsecured Financing
For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in the 2023 Form 10-K.
Deposits

$ in millions	At March 31, 2024	At December 31, 2023
Savings and demand deposits:
Brokerage sweep deposits[1]	$141,996	$148,274
Savings and other	146,457	139,978
Total Savings and demand deposits	288,453	288,252
Time deposits[2]	64,041	63,552
Total[3]	$352,494	$351,804
1.Amounts represent balances swept from client brokerage accounts.
2.Our Time deposits are predominantly brokered certificates of deposit.
3.Our deposits are primarily held in U.S. offices.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics relative to other sources of funding. Each category of deposits presented above has a different cost profile and clients may respond differently to changes in interest rates and other macroeconomic conditions. Total deposits in the current quarter were relatively unchanged as a result of an increase in Savings and Time Deposits offset by the continued reduction in Brokerage sweep deposits, largely due to net outflows to alternative cash equivalent and other investment products.
Borrowings by Maturity at March 31, 20241

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$5,233	$5,233
Original maturities greater than one year
2024	$6,433	$6,755	$13,188
2025	20,183	14,023	34,206
2026	24,314	11,429	35,743
2027	20,603	7,506	28,109
2028	11,245	10,366	21,611
Thereafter	98,284	35,009	133,293
Total greater than one year	$181,062	$85,088	$266,150
Total	$181,062	$90,321	$271,383
Maturities over next 12 months[2]			$19,701
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $271 billion as of March 31, 2024 increased when compared with $264 billion at December 31, 2023 primarily due to issuances net of maturities and redemptions.
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

March 2024 Form 10-Q	19

Management’s Discussion and Analysis
availability of credit. We also engage in, and may continue to engage in, repurchases of our borrowings as part of our market-making activities.
For further information on Borrowings, see Note 12 to the financial statements.
Credit Ratings
We rely on external sources to finance a significant portion of our daily operations. Our credit ratings are one of the factors in the cost and availability of financing and can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as certain OTC derivative transactions. When determining credit ratings, rating agencies consider both company-specific and industry-wide factors. See also “Risk Factors—Liquidity Risk” in the 2023 Form 10-K.
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at April 30, 2024

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
Common Stock Repurchases

	Three Months Ended March 31,
in millions, except for per share data	2024	2023
Number of shares	12	16
Average price per share	$86.79	$95.16
Total	$1,000	$1,500
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein and Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	April 16, 2024
Amount per share	$0.85
Date to be paid	May 15, 2024
Shareholders of record as of	April 30, 2024
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
We utilize SPEs primarily in connection with securitization activities. For information on our securitization activities, see Note 15 to the financial statements in the 2023 Form 10-K.

20	March 2024 Form 10-Q

Management’s Discussion and Analysis
For information on our commitments, obligations under certain guarantee arrangements and indemnities, see Note 13 to the financial statements. For a further discussion of our lending commitments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Loans and Lending Commitments” herein.
Regulatory Requirements
Regulatory Capital Framework
We are a financial holding company (“FHC”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”) and are subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for us, including “well-capitalized” standards, and evaluates our compliance with such capital requirements. The OCC establishes similar capital requirements and standards for our U.S. Bank Subsidiaries. The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee and also implement certain provisions of the Dodd-Frank Act. For us to remain an FHC, we must remain well-capitalized in accordance with standards established by the Federal Reserve, and our U.S. Bank Subsidiaries must remain well-capitalized in accordance with standards established by the OCC. In addition, many of our regulated subsidiaries are subject to regulatory capital requirements, including regulated subsidiaries registered as swap dealers with the CFTC or conditionally registered as security-based swap dealers with the SEC or registered as broker-dealers or futures commission merchants. For additional information on regulatory capital requirements for our U.S. Bank Subsidiaries, as well as our subsidiaries that are swap entities, see Note 15 to the financial statements.
Regulatory Capital Requirements
We are required to maintain minimum risk-based and leverage-based capital and TLAC ratios. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Capital Requirements” in the 2023 Form 10-K. For additional information on TLAC, see “Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” herein.
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus our capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios.
Risk-Based Regulatory Capital Ratio Requirements

	At March 31, 2024 and December 31, 2023
	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	2.5%
SCB[1]	5.4%	N/A
G-SIB capital surcharge[2]	3.0%	3.0%
CCyB[3]	0%	0%
Capital buffer requirement	8.4%	5.5%
1.For additional information on the SCB, see “Capital Plans, Stress Tests and the Stress Capital Buffer” herein and in the 2023 Form 10-K.
2.For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in the 2023 Form 10-K.
3.The CCyB can be set up to 2.5%, but is currently set by the Federal Reserve at zero.
The capital buffer requirement represents the amount of CET1 capital we must maintain above the minimum risk-based capital requirements in order to avoid restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. Our capital buffer requirement computed under the standardized approaches for calculating credit risk and market RWAs (“Standardized Approach”) is equal to the sum of our SCB, G-SIB capital surcharge and CCyB, and our capital buffer requirement computed under the applicable advanced approaches for calculating credit risk, market risk and operational risk RWAs (“Advanced Approach”) is equal to our 2.5% capital conservation buffer, G-SIB capital surcharge and CCyB.

	Regulatory Minimum	At March 31, 2024 and December 31, 2023
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	12.9%	10.0%
Tier 1 capital ratio	6.0%	14.4%	11.5%
Total capital ratio	8.0%	16.4%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At March 31, 2024 and December 31, 2023, the differences between the actual and required ratios were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced SLR capital buffer of at least 2%.
CECL Deferral. Beginning on January 1, 2020, we elected to defer the effect of the adoption of CECL on our risk-based and leverage-based capital amounts and ratios, as well as our

March 2024 Form 10-Q	21

Management’s Discussion and Analysis
RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022 and are phased-in at 75% from January 1, 2024. The deferral impacts will become fully phased-in beginning on January 1, 2025.
Regulatory Capital Ratios
Risk-based capital

	Standardized		Advanced
$ in millions	At March 31, 2024	At Dec 31, 2023	At March 31, 2024	At Dec 31, 2023
Risk-based capital
CET1 capital	$70,298	$69,448	$70,298	$69,448
Tier 1 capital	79,046	78,183	79,046	78,183
Total capital	91,007	88,874	90,239	88,190
Total RWA	467,763	456,053	456,511	448,154
Risk-based capital ratios
CET1 capital	15.0%	15.2%	15.4%	15.5%
Tier 1 capital	16.9%	17.1%	17.3%	17.4%
Total capital	19.5%	19.5%	19.8%	19.7%
Required ratios[1]
CET1 capital	12.9%	12.9%	10.0%	10.0%
Tier 1 capital	14.4%	14.4%	11.5%	11.5%
Total capital	16.4%	16.4%	13.5%	13.5%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At March 31, 2024	At December 31, 2023
Leveraged-based capital
Adjusted average assets[1]	$1,178,369	$1,159,626
Supplementary leverage exposure[2]	1,464,030	1,429,552
Leveraged-based capital ratios
Tier 1 leverage	6.7%	6.7%
SLR	5.4%	5.5%
Required ratios[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
1.Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets for the quarters ending on the respective balance sheet dates, reduced by disallowed goodwill, intangible assets, investments in covered funds, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments, certain deferred tax assets and other capital deductions.
2.Supplementary leverage exposure is the sum of Adjusted average assets used in the Tier 1 leverage ratio and other adjustments, primarily: (i) for derivatives, potential future exposure and the effective notional principal amount of sold credit protection offset by qualifying purchased credit protection; (ii) the counterparty credit risk for repo-style transactions; and (iii) the credit equivalent amount for off-balance sheet exposures.
3.Required ratios are inclusive of any buffers applicable as of the date presented.

Regulatory Capital

$ in millions	At March 31, 2024	At December 31, 2023	Change
CET1 capital
Common shareholders' equity	$90,448	$90,288	$160
Regulatory adjustments and deductions
Net goodwill	(16,392)	(16,394)	2
Net intangible assets	(5,394)	(5,509)	115
Impact of CECL transition	62	124	(62)
Other adjustments and deductions[1]	1,574	939	635
Total CET1 capital	$70,298	$69,448	$850
Additional Tier 1 capital
Preferred stock	$8,750	$8,750	$—
Noncontrolling interests	756	758	(2)
Additional Tier 1 capital	$9,506	$9,508	$(2)
Deduction for investments in covered funds	(758)	(773)	15
Total Tier 1 capital	$79,046	$78,183	$863
Standardized Tier 2 capital
Subordinated debt	$10,032	$8,760	$1,272
Eligible ACL	2,090	2,051	39
Other adjustments and deductions	(161)	(120)	(41)
Total Standardized Tier 2 capital	$11,961	$10,691	$1,270
Total Standardized capital	$91,007	$88,874	$2,133
Advanced Tier 2 capital
Subordinated debt	$10,032	$8,760	$1,272
Eligible credit reserves	1,322	1,367	(45)
Other adjustments and deductions	(161)	(120)	(41)
Total Advanced Tier 2 capital	$11,193	$10,007	$1,186
Total Advanced capital	$90,239	$88,190	$2,049
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

22	March 2024 Form 10-Q

Management’s Discussion and Analysis
RWA Rollforward

	Three Months Ended March 31, 2024
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2023	$407,731	$297,858
Change related to the following items:
Derivatives	1,072	(4,757)
Securities financing transactions	4,273	288
Investment securities	(578)	(1,307)
Commitments, guarantees and loans	373	7,051
Equity investments	(22)	(241)
Other credit risk	3,205	3,508
Total change in credit risk RWA	$8,323	$4,542
Balance at March 31, 2024	$416,054	$302,400
Market risk RWA
Balance at December 31, 2023	$48,322	$48,201
Change related to the following items:
Regulatory VaR	1,336	1,336
Regulatory stressed VaR	(738)	(738)
Incremental risk charge	1,047	1,047
Comprehensive risk measure	81	202
Specific risk	1,661	1,661
Total change in market risk RWA	$3,387	$3,508
Balance at March 31, 2024	$51,709	$51,709
Operational risk RWA
Balance at December 31, 2023	N/A	$102,095
Change in operational risk RWA	N/A	307
Balance at March 31, 2024	N/A	$102,402
Total RWA	$467,763	$456,511
Regulatory VaR—VaR for regulatory capital requirements

In the current quarter, Credit risk RWA increased under both the Standardized and Advanced Approaches. Under the Standardized Approach, the increase was primarily due to higher securities financing transactions, increase in Other credit risk driven by higher securitizations, and increased exposure in equity derivatives. Under the Advanced Approach, the increase was primarily due to growth in Corporate lending and increase in Other credit risk driven by securitizations, partially offset by decreased exposure in foreign exchange derivatives.

Market risk RWA increased in the current quarter under both the Standardized and Advanced Approaches, primarily driven by higher Specific risk charges on non-securitization standardized charges, higher Regulatory VaR, and increase in Incremental risk charges.

Operational risk RWA in the current quarter remained relatively unchanged.
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
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At March 31, 2024	At December 31, 2023
External TLAC[2]			$257,108	$250,914
External TLAC as a % of RWA	18.0%	21.5%	55.0%	55.0%
External TLAC as a % of leverage exposure	7.5%	9.5%	17.6%	17.6%
Eligible LTD[3]			$167,788	$162,547
Eligible LTD as a % of RWA	9.0%	9.0%	35.9%	35.6%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	11.5%	11.4%
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
We are in compliance with all TLAC requirements as of March 31, 2024 and December 31, 2023.
For a further discussion of TLAC and related requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” in the 2023 Form 10-K.
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
Our SCB will remain at 5.4% through September 30, 2024. Together with other features of the regulatory capital framework, this SCB results in an aggregate Standardized Approach Common Equity Tier 1 required ratio of 12.9%.
For the 2024 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 5, 2024. The Federal Reserve

March 2024 Form 10-Q	23

Management’s Discussion and Analysis
is expected to publish summary results of the CCAR and Dodd-Frank Act supervisory stress tests of each large BHC, including us, by June 30, 2024. We are required to disclose a summary of the results of our company-run stress tests within 15 days of the date the Federal Reserve discloses the results of the supervisory stress tests.
For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” in the 2023 Form 10-K.
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
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended March 31,
$ in billions	2024	2023
Institutional Securities	$45.0	$45.6
Wealth Management	29.1	28.8
Investment Management	10.8	10.4
Parent Company	5.0	6.6
Total	$89.9	$91.4
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
For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning,” “Risk Factors—Legal, Regulatory and Compliance Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Resolution and Recovery Planning” in the 2023 Form 10-K.

24	March 2024 Form 10-Q

Management’s Discussion and Analysis
Regulatory Developments and Other Matters
FDIC Final Rulemaking on Special Assessment

Following the failures of certain banks and resulting losses to the FDIC’s Deposit Insurance Fund in the first half of 2023, the FDIC adopted a final rule on November 16, 2023 to implement a special assessment to recover the cost associated with protecting uninsured depositors. Under the final rule, the assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The $5 billion exclusion is applied once to the aggregate uninsured deposits of our U.S. Bank Subsidiaries. The final rule provides that, starting in 2024, the FDIC will collect the special assessment at a quarterly rate of 3.36 basis points over eight quarterly assessment periods, subject to change depending on any adjustments to the loss estimate, mergers, failures, or amendments to reported estimates of uninsured deposits. We recorded the cost of the special assessment of $286 million in Non-interest expenses when the final rule was published in the Federal Register, in the fourth quarter of 2023. We recorded the incremental estimated cost of $42 million during the first quarter based on the February notification received from the FDIC which contained the revised estimated losses as well as the estimated recoveries from its receivership residual interests from those bank failures.
Basel III Endgame and G-SIB Surcharge Proposals
On July 27, 2023, U.S. banking agencies proposed revisions to risk-based capital and related standards applicable to us and our U.S. Bank Subsidiaries (“Basel III Endgame Proposal”). For more information on the Basel III Endgame Proposal, as well as the proposed revisions to the G-SIB capital surcharge framework, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Developments and Other Matters” in the 2023 Form 10-K.

March 2024 Form 10-Q	25

Quantitative and Qualitative Disclosures about Risk
Management believes effective risk management is vital to the success of our business activities. For a discussion of our Enterprise Risk Management framework and risk management functions, see “Quantitative and Qualitative Disclosures about Risk—Risk Management” in the 2023 Form 10-K.
Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, spreads, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of our VaR for market risk exposures is generated. In addition, we incur non-trading market risk, principally within the Wealth Management and Investment Management business segments. The Wealth Management business segment primarily incurs non-trading market risk (including interest rate risk) from lending and deposit-taking activities. The Investment Management business segment primarily incurs non-trading market risk from capital investments in its funds. For a further discussion of market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” in the 2023 Form 10-K.
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
For information regarding our primary risk exposures and market risk management, VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Risk—Market Risk—Trading Risks” in the 2023 Form 10-K.
95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	March 31, 2024
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$40	$40	$52	$27
Equity price	23	21	24	17
Foreign exchange rate	8	9	15	6
Commodity price	18	13	18	10
Less: Diversification benefit[2]	(36)	(35)	N/A	N/A
Primary Risk Categories	$53	$48	$58	$38
Credit Portfolio	25	24	25	22
Less: Diversification benefit[2]	(18)	(18)	N/A	N/A
Total Management VaR	$60	$54	$62	$43

	Three Months Ended
	December 31, 2023
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$29	$31	$39	$27
Equity price	19	22	38	15
Foreign exchange rate	6	7	14	5
Commodity price	11	13	20	10
Less: Diversification benefit[2]	(27)	(35)	N/A	N/A
Primary Risk Categories	$38	$38	$45	$33
Credit Portfolio	25	22	25	19
Less: Diversification benefit[2]	(22)	(14)	N/A	N/A
Total Management VaR	$41	$46	$54	$41
1.The high and low VaR values for the Total Management VaR and each of the component VaRs might have occurred on different days during the quarter, and, therefore, the diversification benefit is not an applicable measure.
2.Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days. Similar diversification benefits are also are taken into account within each component.

Average Total Management VaR and average Management VaR for the Primary Risk Categories increased from the three months ended December 31, 2023, primarily driven by increased exposure in the interest rate and credit spread risk category.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy. There were 2 trading loss days in the current quarter, none of which exceeded 95% Total Management VaR.

26	March 2024 Form 10-Q

Risk Disclosures
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)

Number of Days
1
8
29
17
9
$40 to $45
$45 to $50
$50 to $55
$55 to $60
$60 to $65

Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
2
9
23
18
9
2
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
Credit Spread Risk Sensitivity1

$ in millions	At March 31, 2024	At December 31, 2023
Derivatives	$5	$6
Borrowings carried at fair value	49	48
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
Wealth Management Net Interest Income Sensitivity Analysis

$ in millions	At March 31, 2024	At December 31, 2023
Basis point change
+100	$561	$585
-100	(590)	(609)
The previous table presents an analysis of selected instantaneous upward and downward parallel interest rate shocks (subject to a floor of zero percent in the downward scenario) on net interest income over the next 12 months for our Wealth Management business segment. These shocks are applied to our 12-month forecast for our Wealth Management business segment, which incorporates market expectations of interest rates, our forecasted business activity and deposit forecasts, which include assumptions around client behavior.
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
Our Wealth Management business segment balance sheet is asset sensitive, given assets reprice faster than liabilities, resulting in higher net interest income in increasing interest rate scenarios. The level of interest rates may impact the amount of deposits held at the Firm, given competition for deposits from other institutions and alternative cash-equivalent products available to depositors. Further, the level of interest rates could also impact client demand for loans.

March 2024 Form 10-Q	27

Risk Disclosures
Net interest income sensitivity to interest rates at March 31, 2024 was relatively unchanged from December 31, 2023.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At March 31, 2024	At December 31, 2023
Investments related to Investment Management activities	$528	$481
Other investments:
MUMSS	129	134
Other Firm investments	408	399
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
Investments sensitivity changed between March 31, 2024 and December 31. 2023. Investment sensitivity increased due to new investments in public funds within the Investment Management segment.
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
Credit Risk
Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through our Institutional Securities and Wealth Management business segments. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2023 Form 10-K.
Loans and Lending Commitments

	At March 31, 2024
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$7,171	$9,655	$—	$16,826
Secured lending facilities	38,692	3,564	—	42,256
Commercial and Residential real estate	8,689	205	4,479	13,373
Securities-based lending and Other	2,687	—	4,985	7,672
Total Institutional Securities	57,239	13,424	9,464	80,127
Wealth Management:
Residential real estate	61,339	2	—	61,341
Securities-based lending and Other	86,353	—	—	86,353
Total Wealth Management	147,692	2	—	147,694
Total Investment Management[2]	4	—	461	465
Total loans	204,935	13,426	9,925	228,286
ACL	(1,141)			(1,141)
Total loans, net of ACL	$203,794	$13,426	$9,925	$227,145
Lending commitments[3]	$134,938	$22,148	$600	$157,686
Total exposure	$338,732	$35,574	$10,525	$384,831

	At December 31, 2023
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$6,758	$11,862	$—	$18,620
Secured lending facilities	39,498	3,161	—	42,659
Commercial and Residential real estate	8,678	209	3,331	12,218
Securities-based lending and Other	2,818	—	4,402	7,220
Total Institutional Securities	57,752	15,232	7,733	80,717
Wealth Management:
Residential real estate	60,375	22	—	60,397
Securities-based lending and Other	86,423	1	—	86,424
Total Wealth Management	146,798	23	—	146,821
Total Investment Management[2]	4	—	455	459
Total loans	204,554	15,255	8,188	227,997
ACL	(1,169)			(1,169)
Total loans, net of ACL	$203,385	$15,255	$8,188	$226,828
Lending commitments[3]	$128,134	$21,329	$510	$149,973
Total exposure	$331,519	$36,584	$8,698	$376,801
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

28	March 2024 Form 10-Q

Risk Disclosures
We provide loans and lending commitments to a variety of customers, including large corporate and institutional clients, as well as high to ultra-high net worth individuals. In addition, we purchase loans in the secondary market. Loans and lending commitments are either held for investment, held for sale or carried at fair value. For more information on these loan classifications, see Note 2 to the financial statements in the 2023 Form 10-K.
Total loans and lending commitments increased by approximately $8 billion since December 31, 2023, primarily due to an increase in Secured lending facilities and Corporate lending within the Institutional Securities business segment.
See Notes 4, 5, 9 and 13 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Three Months Ended March 31, 2024
ACL—Loans
Beginning balance	$1,169
Provision for credit losses	(22)
Other	(6)
Ending balance	$1,141
ACL—Lending commitments
Beginning balance	$551
Provision for credit losses	16
Other	(2)
Ending balance	$565
Total ending balance	$1,706
Provision for Credit Losses by Business Segment

	Three Months Ended March 31, 2024
$ in millions	IS	WM	Total
Loans	$(16)	$(6)	$(22)
Lending commitments	18	(2)	16
Total	$2	$(8)	$(6)
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
The allowance for credit losses for loans and lending commitments decreased in the current quarter, primarily related to improvements in the macroeconomic outlook. This was partially offset by provisions for certain specific commercial real estate and corporate loans and modest growth in certain other loan portfolios. There were no material charge-offs during the three months ended March 31, 2024. During the three months ended March 31, 2023, our net charge-off ratio was 0.04%.
The base scenario used in our ACL models as of March 31, 2024 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes slow economic growth in 2024, followed by a gradual improvement in 2025, as well as lower credit spreads and interest rates relative to the prior forecast. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product (“GDP”).
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2024	4Q 2025
Year-over-year growth rate	1.0%	2.0%
See Note 2 to the financial statements in the 2023 Form 10-K for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At March 31, 2024		At December 31, 2023
	IS	WM	IS	WM
Accrual	99.0%	99.7%	98.9%	99.8%
Nonaccrual[1]	1.0%	0.3%	1.1%	0.2%
1.Nonaccrual loans are loans where principal or interest is not expected when contractually due or are past due 90 days or more.
Institutional Securities Loans and Lending Commitments1

	At March 31, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$1	$11	$68	$—	$80
A	1,316	1,068	176	—	2,560
BBB	5,455	9,821	389	—	15,665
BB	10,925	18,090	2,525	315	31,855
Other NIG	9,356	11,661	2,851	171	24,039
Unrated[2]	271	1,509	94	3,202	5,076
Total loans, net of ACL	27,324	42,160	6,103	3,688	79,275
Lending commitments
AAA	—	50	—	—	50
AA	2,531	3,164	586	—	6,281
A	6,627	21,372	970	—	28,969
BBB	9,623	47,594	890	—	58,107
BB	3,238	18,980	3,809	465	26,492
Other NIG	1,497	14,817	2,296	3	18,613
Unrated[2]	4	24	222	—	250
Total lending commitments	23,520	106,001	8,773	468	138,762
Total exposure	$50,844	$148,161	$14,876	$4,156	$218,037

March 2024 Form 10-Q	29

Risk Disclosures

	At December 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$3	$11	$216	$—	$230
A	1,054	950	182	—	2,186
BBB	7,117	10,076	346	—	17,539
BB	11,723	16,367	1,775	277	30,142
Other NIG	9,586	12,961	2,924	156	25,627
Unrated[2]	111	1,036	62	2,910	4,119
Total loans, net of ACL	29,594	41,401	5,505	3,343	79,843
Lending commitments
AAA	—	50	—	—	50
AA	2,610	3,064	154	—	5,828
A	7,704	21,256	593	—	29,553
BBB	9,161	46,304	106	—	55,571
BB	4,069	16,431	1,594	414	22,508
Other NIG	1,916	13,842	1,077	3	16,838
Unrated[2]	6	7	—	—	13
Total lending commitments	25,466	100,954	3,524	417	130,361
Total exposure	$55,060	$142,355	$9,029	$3,760	$210,204
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At March 31, 2024	At December 31, 2023
Industry
Financials	$61,171	$57,804
Real estate	35,543	35,342
Industrials	17,780	18,056
Communications services	15,348	15,301
Consumer discretionary	14,653	12,190
Information technology	14,501	12,430
Healthcare	13,251	14,274
Utilities	11,102	11,522
Consumer staples	9,588	9,305
Energy	9,468	9,156
Materials	6,671	6,503
Insurance	6,329	6,486
Other	2,632	1,835
Total exposure	$218,037	$210,204
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial and Residential real estate, and Securities-based lending and Other. As of March 31, 2024 and December 31, 2023, over 90% of our total lending exposure, which consists of loans and lending commitments, is investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2023 Form 10-K.
Institutional Securities Event-Driven Loans and Lending Commitments

	At March 31, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,096	$693	$2,562	$5,351
Lending commitments	1,537	1,069	1,552	4,158
Total exposure	$3,633	$1,762	$4,114	$9,509

	At December 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$1,974	$2,564	$2,580	$7,118
Lending commitments	3,564	685	549	4,798
Total exposure	$5,538	$3,249	$3,129	$11,916
Event-driven loans and lending commitments are associated with certain underwritings and/or syndications to finance a specific transaction, such as merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.
Institutional Securities Loans and Lending Commitments Held for Investment

	At March 31, 2024
$ in millions	Loans	Lending Commitments	Total
Corporate	$7,171	$96,771	$103,942
Secured lending facilities	38,692	18,045	56,737
Commercial real estate	8,689	351	9,040
Securities-based lending and Other	2,687	847	3,534
Total, before ACL	$57,239	$116,014	$173,253
ACL	$(852)	$(548)	$(1,400)

	At December 31, 2023
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,758	$91,752	$98,510
Secured lending facilities	39,498	15,589	55,087
Commercial real estate	8,678	266	8,944
Securities-based lending and Other	2,818	915	3,733
Total, before ACL	$57,752	$108,522	$166,274
ACL	$(874)	$(533)	$(1,407)

30	March 2024 Form 10-Q

Risk Disclosures
Institutional Securities Commercial Real Estate Loans and Lending Commitments
By Region

	At March 31, 2024			At December 31, 2023
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Americas	$6,066	$286	$6,352	$5,410	$289	$5,699
EMEA	3,223	158	3,381	3,127	56	3,183
Asia	545	2	547	485	—	485
Total	$9,834	$446	$10,280	$9,022	$345	$9,367
By Property Type

	At March 31, 2024			At December 31, 2023
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Office	$3,143	$167	$3,310	$3,310	$186	$3,496
Industrial	2,898	111	3,009	2,435	5	2,440
Multifamily	1,802	93	1,895	1,715	74	1,789
Hotel	1,013	69	1,082	718	73	791
Retail	978	6	984	842	7	849
Other	—	—	—	2	—	2
Total	$9,834	$446	$10,280	$9,022	$345	$9,367
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
As of March 31, 2024 and December 31, 2023, our lending against commercial real estate (“CRE”) properties totaled $10.3 billion and $9.4 billion within the Institutional Securities business segment, which represents 4.7% and 4.5% of total exposure reflected in the Institutional Securities Loans and Lending Commitments table above. Those CRE loans are originated for experienced sponsors and are generally secured by specific institutional CRE properties. In many cases, loans are subsequently syndicated or securitized on a full or partial basis, reducing our ongoing exposure.
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
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

	Three Months Ended March 31, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Other	Total
ACL—Loans
Beginning balance	$241	$153	$463	$17	$874
Provision (release)	1	(17)	1	(1)	(16)
Other	(1)	(1)	(3)	(1)	(6)
Ending balance	$241	$135	$461	$15	$852
ACL—Lending commitments
Beginning balance	$431	$70	$26	$6	$533
Provision (release)	(2)	25	(3)	(2)	18
Other	(3)	(1)	—	1	(3)
Ending balance	$426	$94	$23	$5	$548
Total ending balance	$667	$229	$484	$20	$1,400
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At March 31, 2024	At December 31, 2023
Corporate	3.4%	3.6%
Secured lending facilities	0.3%	0.4%
Commercial real estate	5.3%	5.3%
Securities-based lending and Other	0.6%	0.6%
Total Institutional Securities loans	1.5%	1.5%
Wealth Management Loans and Lending Commitments

	At March 31, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$76,968	$7,751	$1,302	$132	$86,153
Residential real estate	1	101	1,214	59,936	61,252
Total loans, net of ACL	$76,969	$7,852	$2,516	$60,068	$147,405
Lending commitments	15,966	2,582	16	360	18,924
Total exposure	$92,935	$10,434	$2,532	$60,428	$166,329

	At December 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$76,923	$7,679	$1,494	$133	$86,229
Residential real estate	1	91	1,255	58,950	60,297
Total loans, net of ACL	$76,924	$7,770	$2,749	$59,083	$146,526
Lending commitments	16,312	2,937	19	344	19,612
Total exposure	$93,236	$10,707	$2,768	$59,427	$166,138
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

March 2024 Form 10-Q	31

Risk Disclosures
marketable securities, private investments, commercial real estate and other financial assets. For more information about our Securities-based lending and Residential real estate loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2023 Form 10-K.
Wealth Management Commercial Real Estate Loans and Lending Commitments by Property Type

	At March 31, 2024			At December 31, 2023
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Retail	$2,297	$—	$2,297	$2,180	$3	$2,183
Multifamily	1,965	187	2,152	1,891	159	2,050
Office	1,734	16	1,750	1,736	16	1,752
Industrial	452	—	452	454	—	454
Hotel	387	—	387	400	—	400
Other	249	—	249	253	—	253
Total	$7,084	$203	$7,287	$6,914	$178	$7,092
LC–Lending Commitments
1.Amounts include HFI loans and lending commitments. HFI loans are presented net of ACL.
As of March 31, 2024 and December 31, 2023, our direct lending against CRE totaled $7.3 billion and $7.1 billion within the Wealth Management business segment, which represents 4.4% and 4.3% of total exposure reflected in the Wealth Management Loans and Lending Commitments table above, primarily included within Securities-based lending and Other loans. Such loans are originated through our private banking platform, are both secured and generally benefiting from full or partial guarantees from high or ultra-high net worth clients, which partially reduce associated credit risk. At both March 31, 2024 and December 31, 2023, greater than 95% of the CRE loans balance in the Wealth Management business segment received guarantees. All of our lending against CRE properties within Wealth Management are in the Americas region.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

	Three Months Ended March 31, 2024
$ in millions	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$100	$195	$295
Provision (release)	(11)	5	(6)
Ending balance	$89	$200	$289
ACL—Lending commitments
Beginning balance	$4	$14	$18
Provision (release)	—	(2)	(2)
Other	—	1	1
Ending balance	$4	$13	$17
Total ending balance	$93	$213	$306
As of March 31, 2024 and December 31, 2023, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At March 31, 2024	At December 31, 2023
Institutional Securities	$24,071	$24,208
Wealth Management	23,393	21,436
Total	$47,464	$45,644
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
Credit exposures arising from margin lending activities are generally mitigated by their short-term nature, the value of collateral held and our right to call for additional margin when collateral values decline. However, we could incur losses in the event that the customer fails to meet margin calls and collateral values decline below the loan amount. This risk is elevated in loans backed by collateral pools with significant concentrations in individual issuers or securities with similar risk characteristics. For a further discussion, see “Risk Factors—Credit Risk” in the 2023 Form 10-K.
Employee Loans
For information on employee loans and related ACL, see Note 9 to the financial statements.

32	March 2024 Form 10-Q

Risk Disclosures
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At March 31, 2024
Less than 1 year	$1,161	$10,878	$33,637	$19,901	$8,625	$74,202
1-3 years	1,124	6,575	17,723	10,978	6,582	42,982
3-5 years	1,107	7,777	8,493	5,249	3,914	26,540
Over 5 years	3,119	28,963	48,383	27,306	7,059	114,830
Total, gross	$6,511	$54,193	$108,236	$63,434	$26,180	$258,554
Counterparty netting	(3,099)	(41,773)	(80,599)	(44,702)	(14,299)	(184,472)
Cash and securities collateral	(2,475)	(10,237)	(24,557)	(13,362)	(6,101)	(56,732)
Total, net	$937	$2,183	$3,080	$5,370	$5,780	$17,350

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2023
Less than 1 year	$2,013	$16,885	$37,517	$25,529	$10,084	$92,028
1-3 years	1,013	7,274	18,451	12,757	7,360	46,855
3-5 years	504	8,897	8,814	5,989	3,825	28,029
Over 5 years	3,955	29,511	50,512	28,003	6,597	118,578
Total, gross	$7,485	$62,567	$115,294	$72,278	$27,866	$285,490
Counterparty netting	(3,691)	(48,821)	(86,826)	(53,178)	(15,888)	(208,404)
Cash and securities collateral	(2,709)	(10,704)	(25,921)	(13,025)	(5,554)	(57,913)
Total, net	$1,085	$3,042	$2,547	$6,075	$6,424	$19,173

$ in millions	At March 31, 2024	At December 31, 2023
Industry
Financials	$5,511	$7,215
Utilities	4,606	4,267
Regional governments	1,181	1,319
Industrials	940	937
Communications services	802	841
Energy	643	533
Consumer discretionary	590	684
Information technology	521	677
Healthcare	481	468
Consumer staples	477	515
Materials	358	383
Sovereign governments	247	262
Insurance	160	156
Real estate	136	167
Not-for-profit organizations	135	166
Other	562	583
Total	$17,350	$19,173
1.Counterparty credit ratings are determined internally by the CRM.
We are exposed to credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the possibility that a counterparty may fail to perform according to the terms of the contract. For more information on derivatives, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2023 Form 10-K and Note 6 to the financial statements.
Country Risk
Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and other market fundamentals and allows us to effectively identify, monitor and limit country risk. For a further discussion of our country risk exposure see “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks” in the 2023 Form 10-K.
Top 10 Non-U.S. Country Exposures

	At March 31, 2024
$ in millions	United Kingdom	France	Germany	Brazil	China
Sovereign
Net inventory[1]	$122	$2,407	$(713)	$5,064	$2,161
Net counterparty exposure[2]	14	—	120	3	334
Exposure before hedges	136	2,407	(593)	5,067	2,495
Hedges[3]	(55)	(6)	(253)	(154)	—
Net exposure	$81	$2,401	$(846)	$4,913	$2,495
Non-sovereign
Net inventory[1]	$1,476	$1,113	$852	$129	$2,293
Net counterparty exposure[2]	6,737	2,977	2,920	329	171
Loans	7,192	721	1,404	381	344
Lending commitments	9,736	3,091	5,500	456	666
Exposure before hedges	25,141	7,902	10,676	1,295	3,474
Hedges[3]	(1,963)	(2,112)	(2,031)	(14)	(1)
Net exposure	$23,178	$5,790	$8,645	$1,281	$3,473
Total net exposure	$23,259	$8,191	$7,799	$6,194	$5,968

$ in millions	Japan	India	Korea	Canada	Australia
Sovereign
Net inventory[1]	$(42)	$2,450	$3,054	$838	$117
Net counterparty exposure[2]	17	—	387	15	91
Exposure before hedges	(25)	2,450	3,441	853	208
Hedges[3]	—	—	—	—	—
Net exposure	$(25)	$2,450	$3,441	$853	$208
Non-sovereign
Net inventory[1]	$1,426	$979	$37	$259	$208
Net counterparty exposure[2]	4,766	1,317	822	1,002	722
Loans	23	116	—	316	1,719
Lending commitments	—	—	—	1,703	936
Exposure before hedges	6,215	2,412	859	3,280	3,585
Hedges[3]	(234)	—	—	(106)	(14)
Net exposure	$5,981	$2,412	$859	$3,174	$3,571
Total net exposure	$5,956	$4,862	$4,300	$4,027	$3,779
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
3.Amounts represent net CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures. Amounts are based on the CDS notional amount assuming zero recovery adjusted for the fair value of any receivable or payable. For further description of the contractual terms for purchased credit protection and whether they may limit the effectiveness of our hedges, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2023 Form 10-K.

March 2024 Form 10-Q	33

Risk Disclosures
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held Against Net Counterparty Exposure1

$ in millions		At March 31, 2024
Country of Risk	Collateral[2]
United Kingdom	U.K., U.S., and France	$8,039
Japan	Japan and U.S.	5,831
Other	U.S., Italy and France	15,119
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at March 31, 2024.
2.Primarily consists of cash and government obligations of the countries listed.
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., cyberattacks or third-party vulnerabilities) that may manifest as, for example, loss of information, business disruption, theft and fraud, legal and compliance risks, or damage to physical assets. We may incur operational risk across the full scope of our business activities, including revenue-generating activities and support and control groups (e.g., information technology and trade processing). For a further discussion about our operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk” in the 2023 Form 10-K.
Model Risk
Model risk refers to the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision-making or damage to our reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions. Model risk is generated from the use of models impacting financial statements, regulatory filings, capital adequacy assessments and the formulation of strategy. For a further discussion about our model risk, see “Quantitative and Qualitative Disclosures about Risk—Model Risk” in the 2023 Form 10-K.
Liquidity Risk
Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about our liquidity risk, see “Quantitative and Qualitative Disclosures about Risk—Liquidity Risk” in the 2023 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” herein.
Legal, Regulatory and Compliance Risk
Legal, regulatory and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, limitations on our business, or loss to reputation that we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with AML, terrorist financing, and anti-corruption rules and regulations. For a further discussion about our legal and compliance risk, see “Quantitative and Qualitative Disclosures about Risk—Legal, Regulatory and Compliance Risk” in the 2023 Form 10-K.
Climate Risk
Climate change manifests as physical and transition risks. The physical risks of climate change include harm to people and property arising from acute climate-related events, such as floods, hurricanes, heatwaves, droughts and wildfires, and chronic, longer-term shifts in climate patterns, such as higher global average temperatures, rising sea levels and long-term droughts. The transition risk of climate change include policy, legal, technology and market changes. Examples of these transition risks include changes in consumer behavior and business sentiment, related technologies, shareholder preferences and any additional regulatory and legislative requirements, including increased disclosure or carbon taxes. Climate risk, which is not expected to have a significant effect on our consolidated results of operations or financial condition in the near term, is an overarching risk that can impact other categories of risk. For a further discussion about our climate risk, see “Quantitative and Qualitative Disclosures about Risk—Climate Risk” in the 2023 Form 10-K.

34	March 2024 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of March 31, 2024, and the related condensed consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Firm as of December 31, 2023, and the related consolidated income statement, comprehensive income statement, cash flow statement and statement of changes in total equity for the year then ended (not presented herein) included in the Firm’s Annual Report on Form 10-K; and in our report dated February 22, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP
New York, New York
May 3, 2024

March 2024 Form 10-Q	35

Consolidated Income Statement (Unaudited)

	Three Months Ended March 31,
in millions, except per share data	2024	2023
Revenues
Investment banking	$1,589	$1,330
Trading	4,852	4,477
Investments	137	145
Commissions and fees	1,227	1,239
Asset management	5,269	4,728
Other	266	252
Total non-interest revenues	13,340	12,171
Interest income[1]	12,930	9,980
Interest expense[1]	11,134	7,634
Net interest	1,796	2,346
Net revenues	15,136	14,517
Provision for credit losses	(6)	234
Non-interest expenses
Compensation and benefits	6,696	6,410
Brokerage, clearing and exchange fees	921	881
Information processing and communications	976	915
Professional services	639	710
Occupancy and equipment	441	440
Marketing and business development	217	247
Other	857	920
Total non-interest expenses	10,747	10,523
Income before provision for income taxes	4,395	3,760
Provision for income taxes	933	727
Net income	$3,462	$3,033
Net income applicable to noncontrolling interests	50	53
Net income applicable to Morgan Stanley	$3,412	$2,980
Preferred stock dividends	146	144
Earnings applicable to Morgan Stanley common shareholders	$3,266	$2,836
Earnings per common share
Basic	$2.04	$1.72
Diluted	$2.02	$1.70
Average common shares outstanding
Basic	1,601	1,645
Diluted	1,616	1,663
1.Prior period amounts have been adjusted to conform with the current period presentation. See Note 2 for additional information.
Consolidated Comprehensive Income Statement
(Unaudited)

	Three Months Ended March 31,
$ in millions	2024	2023
Net income	$3,462	$3,033
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(173)	20
Change in net unrealized gains (losses) on available-for-sale securities	68	512
Pension and other	4	(1)
Change in net debt valuation adjustment	(563)	(15)
Net change in cash flow hedges	(28)	7
Total other comprehensive income (loss)	$(692)	$523
Comprehensive income	$2,770	$3,556
Net income applicable to noncontrolling interests	50	53
Other comprehensive income (loss) applicable to noncontrolling interests	(56)	(19)
Comprehensive income applicable to Morgan Stanley	$2,776	$3,522

March 2024 Form 10-Q	36	See Notes to Consolidated Financial Statements

Consolidated Balance Sheet

$ in millions, except share data	(Unaudited) At March 31, 2024	At December 31, 2023
Assets
Cash and cash equivalents	$102,305	$89,232
Trading assets at fair value ($148,191 and $162,698 were pledged to various parties)	367,633	367,074
Investment securities:
Available-for-sale at fair value (amortized cost of $91,260 and $92,149)	87,313	88,113
Held-to-maturity (fair value of $55,283 and $57,453)	65,420	66,694
Securities purchased under agreements to resell (includes $— and $7 at fair value)	122,733	110,740
Securities borrowed	132,852	121,091
Customer and other receivables	81,639	80,105
Loans:
Held for investment (net of allowance for credit losses of $1,141 and $1,169)	203,794	203,385
Held for sale	13,426	15,255
Goodwill	16,722	16,707
Intangible assets (net of accumulated amortization of $4,997 and $4,847)	6,914	7,055
Other assets	27,752	28,242
Total assets	$1,228,503	$1,193,693
Liabilities
Deposits (includes $6,429 and $6,472 at fair value)	$352,494	$351,804
Trading liabilities at fair value	152,843	151,513
Securities sold under agreements to repurchase (includes $827 and $1,020 at fair value)	82,404	62,651
Securities loaned	15,945	15,057
Other secured financings (includes $11,077 and $9,899 at fair value)	15,091	12,655
Customer and other payables	214,370	208,148
Other liabilities and accrued expenses	23,833	28,151
Borrowings (includes $95,104 and $93,900 at fair value)	271,383	263,732
Total liabilities	1,128,363	1,093,711
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,750	8,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,626,657,461 and 1,626,828,437	20	20
Additional paid-in capital	29,046	29,832
Retained earnings	99,811	97,996
Employee stock trusts	5,250	5,314
Accumulated other comprehensive income (loss)	(7,057)	(6,421)
Common stock held in treasury at cost, $0.01 par value (412,236,518 and 412,065,542 shares)	(31,372)	(31,139)
Common stock issued to employee stock trusts	(5,250)	(5,314)
Total Morgan Stanley shareholders’ equity	99,198	99,038
Noncontrolling interests	942	944
Total equity	100,140	99,982
Total liabilities and equity	$1,228,503	$1,193,693

See Notes to Consolidated Financial Statements	37	March 2024 Form 10-Q

Consolidated Statement of Changes in Total Equity (Unaudited)

	Three Months Ended March 31,
$ in millions	2024	2023
Preferred Stock
Beginning and ending balance	8,750	8,750
Common Stock
Beginning and ending balance	20	20
Additional Paid-in Capital
Beginning balance	29,832	29,339
Share-based award activity	(786)	(483)
Ending balance	29,046	28,856
Retained Earnings
Beginning balance	97,996	94,862
Cumulative adjustment related to the adoption of an accounting standard update[1]	(60)	—
Net income applicable to Morgan Stanley	3,412	2,980
Preferred stock dividends[2]	(146)	(144)
Common stock dividends[2]	(1,390)	(1,305)
Other net increases (decreases)	(1)	(1)
Ending balance	99,811	96,392
Employee Stock Trusts
Beginning balance	5,314	4,881
Share-based award activity	(64)	462
Ending balance	5,250	5,343
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(6,421)	(6,253)
Net change in Accumulated other comprehensive income (loss)	(636)	542
Ending balance	(7,057)	(5,711)
Common Stock Held in Treasury at Cost
Beginning balance	(31,139)	(26,577)
Share-based award activity	1,485	1,304
Repurchases of common stock and employee tax withholdings	(1,718)	(2,208)
Ending balance	(31,372)	(27,481)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(5,314)	(4,881)
Share-based award activity	64	(462)
Ending balance	(5,250)	(5,343)
Noncontrolling Interests
Beginning balance	944	1,090
Net income applicable to noncontrolling interests	50	53
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(56)	(19)
Other net increases (decreases)	4	4
Ending balance	942	1,128
Total Equity	$100,140	$101,954
1.The Firm adopted the Investments - Tax Credit Structures accounting standard update on January 1, 2024. Refer to Note 2 for further information.
2.See Note 16 for information regarding dividends per share for each class of stock.

March 2024 Form 10-Q	38	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statement (Unaudited)

	Three Months Ended March 31,
$ in millions	2024	2023
Cash flows from operating activities
Net income	$3,462	$3,033
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	442	558
Depreciation and amortization	975	940
Provision for credit losses	(6)	234
Other operating adjustments	(12)	66
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(1,395)	2,582
Securities borrowed	(11,761)	(12,842)
Securities loaned	888	(91)
Customer and other receivables and other assets	272	4,899
Customer and other payables and other liabilities	3,735	777
Securities purchased under agreements to resell	(11,993)	(7,978)
Securities sold under agreements to repurchase	19,753	(2,043)
Net cash provided by (used for) operating activities	4,360	(9,865)
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software	(816)	(719)
Changes in loans, net	(355)	(822)
AFS securities:
Purchases	(9,019)	(3,475)
Proceeds from sales	4,548	1,466
Proceeds from paydowns and maturities	5,308	3,460
HTM securities:
Purchases	(1,453)	—
Proceeds from paydowns and maturities	3,112	1,617
Other investing activities	(271)	(2,568)
Net cash provided by (used for) investing activities	1,054	(1,041)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	1,225	356
Deposits	534	(9,084)
Proceeds from issuance of Borrowings	28,079	21,219
Payments for:
Borrowings	(17,721)	(15,201)
Repurchases of common stock and employee tax withholdings	(1,718)	(2,205)
Cash dividends	(1,496)	(1,406)
Other financing activities	(46)	33
Net cash provided by (used for) financing activities	8,857	(6,288)
Effect of exchange rate changes on cash and cash equivalents	(1,198)	325
Net increase (decrease) in cash and cash equivalents	13,073	(16,869)
Cash and cash equivalents, at beginning of period	89,232	128,127
Cash and cash equivalents, at end of period	$102,305	$111,258
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$11,878	$8,912
Income taxes, net of refunds	233	307

See Notes to Consolidated Financial Statements	39	March 2024 Form 10-Q

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
The accompanying financial statements should be read in conjunction with the Firm’s financial statements and notes thereto included in the 2023 Form 10-K. Certain footnote disclosures included in the 2023 Form 10-K have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP. The financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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
For a discussion of the Firm’s significant regulated U.S. and international subsidiaries and its involvement with VIEs, see Note 1 to the financial statements in the 2023 Form 10-K.

March 2024 Form 10-Q	40

Notes to Consolidated Financial Statements (Unaudited)
2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the 2023 Form 10-K.
In the first quarter of 2024, the Firm implemented certain presentation changes that impacted interest income and interest expense but had no effect on net interest income. These changes were made to align the accounting treatment between the balance sheet and the related interest income or expense, primarily by offsetting interest income and expense for certain prime brokerage-related customer receivables and payables that are currently accounted for as a single unit of account on the balance sheet. The current and previous presentation of these interest income and interest expense amounts are acceptable and the change does not represent a change in accounting principle. These changes were applied retrospectively to the income statement in 2023 and accordingly, prior period amounts were adjusted to conform with the current presentation.
During the three months ended March 31, 2024 there were no significant updates to the Firm’s significant accounting policies, other than for the accounting updates adopted.
Accounting Updates Adopted in 2024
Investments - Tax Credit Structures

The Firm adopted the Investments - Equity Method and Joint Ventures - Tax Credit Structures accounting update on January 1, 2024 using the modified retrospective method. This accounting update permits an election to account for tax equity investments using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received and recognized net in the income statement as a component of provision for income taxes. The update requires a separate accounting policy election to be made for each tax credit program. Additional disclosures are required regarding (i) the nature of our tax equity investments and (ii) the effect of our tax equity investments and related income tax credits on the financial condition and results of operations (see Note 10).
The adoption resulted in a decrease to Retained earnings of $60 million as of January 1, 2024, net of tax, and a corresponding reduction to Other assets.
3. Cash and Cash Equivalents

$ in millions	At March 31, 2024	At December 31, 2023
Cash and due from banks	$8,356	$7,323
Interest bearing deposits with banks	93,949	81,909
Total Cash and cash equivalents	$102,305	$89,232
Restricted cash	$32,492	$30,571
For additional information on cash and cash equivalents, including restricted cash, see Note 2 to the financial statements in the 2023 Form 10-K.
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$64,272	$44,638	$—	$—	$108,910
Other sovereign government obligations	27,671	11,170	64	—	38,905
State and municipal securities	—	1,927	102	—	2,029
MABS	—	1,689	457	—	2,146
Loans and lending commitments[2]	—	8,030	1,895	—	9,925
Corporate and other debt	—	37,304	2,042	—	39,346
Corporate equities[3,5]	118,398	715	268	—	119,381
Derivative and other contracts:
Interest rate	2,067	133,957	843	—	136,867
Credit	1	10,049	401	—	10,451
Foreign exchange	34	72,069	249	—	72,352
Equity	1,831	74,034	595	—	76,460
Commodity and other	1,763	12,108	2,894	—	16,765
Netting[1]	(4,301)	(230,318)	(1,002)	(39,842)	(275,463)
Total derivative and other contracts	1,395	71,899	3,980	(39,842)	37,432
Investments[4,5]	1,049	879	970	—	2,898
Physical commodities	—	1,322	—	—	1,322
Total trading assets[4]	212,785	179,573	9,778	(39,842)	362,294
Investment securities—AFS	58,224	29,089	—	—	87,313
Total assets at fair value	$271,009	$208,662	$9,778	$(39,842)	$449,607

41	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At March 31, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$6,378	$51	$—	$6,429
Trading liabilities:
U.S. Treasury and agency securities	24,479	25	—	—	24,504
Other sovereign government obligations	30,427	3,624	—	—	34,051
Corporate and other debt	—	12,654	39	—	12,693
Corporate equities[3]	49,284	267	34	—	49,585
Derivative and other contracts:
Interest rate	1,823	124,827	795	—	127,445
Credit	—	10,623	274	—	10,897
Foreign exchange	151	66,542	229	—	66,922
Equity	1,975	87,270	1,584	—	90,829
Commodity and other	1,874	10,851	1,684	—	14,409
Netting[1]	(4,301)	(230,318)	(1,002)	(42,871)	(278,492)
Total derivative and other contracts	1,522	69,795	3,564	(42,871)	32,010
Total trading liabilities	105,712	86,365	3,637	(42,871)	152,843
Securities sold under agreements to repurchase	—	367	460	—	827
Other secured financings	—	11,003	74	—	11,077
Borrowings	—	93,077	2,027	—	95,104
Total liabilities at fair value	$105,712	$197,190	$6,249	$(42,871)	$266,280

	At December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$56,459	$53,741	$—	$—	$110,200
Other sovereign government obligations	22,580	9,946	94	—	32,620
State and municipal securities	—	2,148	34	—	2,182
MABS	—	1,540	489	—	2,029
Loans and lending commitments[2]	—	6,122	2,066	—	8,188
Corporate and other debt	—	35,833	1,983	—	37,816
Corporate equities[3]	126,772	929	199	—	127,900
Derivative and other contracts:
Interest rate	7,284	140,139	784	—	148,207
Credit	—	10,244	393	—	10,637
Foreign exchange	12	93,218	20	—	93,250
Equity	2,169	55,319	587	—	58,075
Commodity and other	1,608	11,862	2,811	—	16,281
Netting[1]	(7,643)	(237,497)	(1,082)	(42,915)	(289,137)
Total derivative and other contracts	3,430	73,285	3,513	(42,915)	37,313
Investments[4]	781	836	949	—	2,566
Physical commodities	—	736	—	—	736
Total trading assets[4]	210,022	185,116	9,327	(42,915)	361,550
Investment securities—AFS	57,405	30,708	—	—	88,113
Securities purchased under agreements to resell	—	7	—	—	7
Total assets at fair value	$267,427	$215,831	$9,327	$(42,915)	$449,670

	At December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$6,439	$33	$—	$6,472
Trading liabilities:
U.S. Treasury and agency securities	27,708	16	—	—	27,724
Other sovereign government obligations	26,829	3,955	6	—	30,790
Corporate and other debt	—	10,560	9	—	10,569
Corporate equities[3]	46,809	300	45	—	47,154
Derivative and other contracts:
Interest rate	8,000	129,983	857	—	138,840
Credit	—	10,795	297	—	11,092
Foreign exchange	96	89,880	385	—	90,361
Equity	2,411	64,794	1,689	—	68,894
Commodity and other	1,642	11,904	1,521	—	15,067
Netting[1]	(7,643)	(237,497)	(1,082)	(42,757)	(288,979)
Total derivative and other contracts	4,506	69,859	3,667	(42,757)	35,275
Total trading liabilities	105,852	84,690	3,727	(42,757)	151,512
Securities sold under agreements to repurchase	—	571	449	—	1,020
Other secured financings	—	9,807	92	—	9,899
Borrowings	—	92,022	1,878	—	93,900
Total liabilities at fair value	$105,852	$193,529	$6,179	$(42,757)	$262,803
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
5.At March 31, 2024 and December 31, 2023, the Firm's Trading assets included an insignificant amount of equity securities subject to contractual sale restrictions that generally prohibit the Firm from selling the security for a period of time as of the measurement date.
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At March 31, 2024	At December 31, 2023
Commercial Real Estate	$1,141	$422
Residential Real Estate	3,338	2,909
Securities-based lending and Other loans	5,446	4,857
Total	$9,925	$8,188
Unsettled Fair Value of Futures Contracts1

$ in millions	At March 31, 2024	At December 31, 2023
Customer and other receivables (payables), net	$1,524	$1,062
1.These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.
For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 4 to the financial statements in the 2023 Form 10-K. During the current quarter,

March 2024 Form 10-Q	42

Notes to Consolidated Financial Statements (Unaudited)
there were no significant revisions made to the Firm’s valuation techniques.
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended March 31,
$ in millions	2024	2023
U.S. Treasury and agency securities
Beginning balance	$—	$17
Purchases	—	(9)
Sales	—	(7)
Ending balance	$—	$1
Unrealized gains (losses)	$—	$—
Other sovereign government obligations
Beginning balance	$94	$169
Realized and unrealized gains (losses)	(2)	4
Purchases	3	78
Sales	(8)	(54)
Net transfers	(23)	(1)
Ending balance	$64	$196
Unrealized gains (losses)	$1	$4
State and municipal securities
Beginning balance	$34	$145
Purchases	2	—
Sales	(32)	(40)
Net transfers	98	(102)
Ending balance	$102	$3
Unrealized gains (losses)	$—	$—
MABS
Beginning balance	$489	$416
Realized and unrealized gains (losses)	6	2
Purchases	48	57
Sales	(84)	(45)
Net transfers	(2)	24
Ending balance	$457	$454
Unrealized gains (losses)	$(8)	$1
Loans and lending commitments
Beginning balance	$2,066	$2,017
Realized and unrealized gains (losses)	(10)	(26)
Purchases and originations	483	535
Sales	(410)	(193)
Settlements	(122)	(235)
Net transfers	(112)	(41)
Ending balance	$1,895	$2,057
Unrealized gains (losses)	$(10)	$(25)

	Three Months Ended March 31,
$ in millions	2024	2023
Corporate and other debt
Beginning balance	$1,983	$2,096
Realized and unrealized gains (losses)	50	34
Purchases and originations	196	508
Sales	(122)	(446)
Settlements	(2)	—
Net transfers	(63)	51
Ending balance	$2,042	$2,243
Unrealized gains (losses)	$108	$64
Corporate equities
Beginning balance	$199	$116
Realized and unrealized gains (losses)	(64)	(8)
Purchases	10	19
Sales	(12)	(25)
Net transfers	135	42
Ending balance	$268	$144
Unrealized gains (losses)	$(2)	$(2)
Investments
Beginning balance	$949	$923
Realized and unrealized gains (losses)	20	14
Purchases	3	47
Sales	(2)	(24)
Net transfers	—	(5)
Ending balance	$970	$955
Unrealized gains (losses)	$(5)	$10
Investment securities—AFS
Beginning balance	$—	$35
Realized and unrealized gains (losses)	—	1
Net transfers	—	(36)
Ending balance	$—	$—
Unrealized gains (losses)	$—	$1
Net derivatives: Interest rate
Beginning balance	$(73)	$(151)
Realized and unrealized gains (losses)	113	(149)
Purchases	31	10
Issuances	(16)	(8)
Settlements	(112)	189
Net transfers	105	(108)
Ending balance	$48	$(217)
Unrealized gains (losses)	$119	$29

43	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2024	2023
Net derivatives: Credit
Beginning balance	$96	$110
Realized and unrealized gains (losses)	(11)	(27)
Settlements	48	(31)
Net transfers	(6)	(4)
Ending balance	$127	$48
Unrealized gains (losses)	$(9)	$(28)
Net derivatives: Foreign exchange
Beginning balance	$(365)	$66
Realized and unrealized gains (losses)	301	(11)
Purchases	9	—
Issuances	—	(3)
Settlements	(28)	40
Net transfers	103	(26)
Ending balance	$20	$66
Unrealized gains (losses)	$348	$(10)
Net derivatives: Equity
Beginning balance	$(1,102)	$(736)
Realized and unrealized gains (losses)	171	16
Purchases	47	39
Issuances	(49)	(161)
Settlements	77	(30)
Net transfers	(133)	95
Ending balance	$(989)	$(777)
Unrealized gains (losses)	$192	$(30)
Net derivatives: Commodity and other
Beginning balance	$1,290	$1,083
Realized and unrealized gains (losses)	44	446
Purchases	87	16
Issuances	(44)	(3)
Settlements	(153)	(103)
Net transfers	(14)	160
Ending balance	$1,210	$1,599
Unrealized gains (losses)	$(132)	$211
Deposits
Beginning balance	$33	$20
Realized and unrealized losses (gains)	1	—
Issuances	2	6
Settlements	(1)	—
Net transfers	16	3
Ending balance	$51	$29
Unrealized losses (gains)	$1	$—
Nonderivative trading liabilities
Beginning balance	$60	$74
Realized and unrealized losses (gains)	4	(7)
Purchases	(38)	(44)
Sales	27	113
Net transfers	20	24
Ending balance	$73	$160
Unrealized losses (gains)	$4	$(5)

	Three Months Ended March 31,
$ in millions	2024	2023
Securities sold under agreements to repurchase
Beginning balance	$449	$512
Realized and unrealized losses (gains)	11	11
Settlements	—	(9)
Ending balance	$460	$514
Unrealized losses (gains)	$11	$11
Other secured financings
Beginning balance	$92	$91
Realized and unrealized losses (gains)	(4)	2
Issuances	7	41
Settlements	(21)	(19)
Ending balance	$74	$115
Unrealized losses (gains)	$(4)	$2
Borrowings
Beginning balance	$1,878	$1,587
Realized and unrealized losses (gains)	51	48
Issuances	217	239
Settlements	(109)	(82)
Net transfers	(10)	(143)
Ending balance	$2,027	$1,649
Unrealized losses (gains)	$50	$45
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	22	9
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
Additionally, in the previous tables, consolidations of VIEs are included in Purchases, and deconsolidations of VIEs are included in Settlements.

March 2024 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2024	At December 31, 2023
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$64	$94
Comparable pricing:
Bond price	62 to 116 points (87 points)	61 to 110 points (87 points)
State and municipal securities	$102	$34
Comparable pricing:
Bond price	99 to 100 points (100 points)	N/M
MABS	$457	$489
Comparable pricing:
Bond price	0 to 88 points (60 points)	0 to 88 points (61 points)
Loans and lending commitments	$1,895	$2,066
Margin loan model:
Margin loan rate	2% to 4% (3%)	2% to 4% (3%)
Comparable pricing:
Loan price	84 to 101 points (97 points)	85 to 102 points (98 points)
Corporate and other debt	$2,042	$1,983
Comparable pricing:
Bond price	28 to 130 points (85 points)	28 to 135 points (82 points)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Corporate equities	$268	$199
Comparable pricing:
Equity price	100%	100%
Investments	$970	$949
Discounted cash flow:
WACC	9% to 17% (12%)	16% to 18% (17%)
Exit multiple	9 to 10 times (10 times)	9 to 17 times (15 times)
Market approach:
EBITDA multiple	21 times	22 times
Comparable pricing:
Equity price	24% to 100% (85%)	24% to 100% (86%)
Net derivative and other contracts:
Interest rate	$48	$(73)
Option model:
IR volatility skew	69% to 87% (75% / 70%)	70% to 100% (81% / 93%)
IR curve correlation	70% to 87% (83% / 85%)	49% to 99% (77% / 79%)
Bond volatility	100% to 110% (106% / 110%)	79% to 85% (82% / 85%)
Inflation volatility	29% to 70% (43% / 39%)	27% to 70% (43% / 39%)
Credit	$127	$96
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 92 points (47 points)	0 to 92 points (46 points)
Credit spread	10 to 365 bps (96 bps)	10 to 404 bps (94 bps)
Funding spread	18 to 590 bps (71 bps)	18 to 590 bps (67 bps)

Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2024	At December 31, 2023
Foreign exchange[2]	$20	$(365)
Option model:
IR curve	-1% to 14% (5% / 4%)	-4% to 26% (7% / 5%)
Foreign exchange volatility skew	N/M	-3% to 12% (2% / 0%)
Contingency probability	70% to 95% (90% / 95%)	95%
Equity[2]	$(989)	$(1,102)
Option model:
Equity volatility	6% to 92% (19%)	6% to 97% (23%)
Equity volatility skew	-1% to 0% (-1%)	-1% to 0% (0%)
Equity correlation	25% to 99% (59%)	25% to 97% (49%)
FX correlation	-74% to 50% (-19%)	-79% to 40% (-28%)
IR correlation	13% to 30% (14%)	10% to 30% (15%)
Commodity and other	$1,210	$1,290
Option model:
Forward power price	$0 to $186 ($48) per MWh	$0 to $220 ($49) per MWh
Commodity volatility	10% to 115% (31%)	8% to 123% (31%)
Cross-commodity correlation	54% to 100% (94%)	54% to 100% (94%)
Liabilities Measured at Fair Value on a Recurring Basis
Deposits	$51	N/M
Option model:
Equity volatility	7% to 13% (7%)	N/M
Securities sold under agreements to repurchase	$460	$449
Discounted cash flow:
Funding spread	6 to 134 bps (42 / 30 bps)	28 to 135 bps (79 bps)
Other secured financings	$74	$92
Comparable pricing:
Loan price	22 to 101 points (73 points)	22 to 101 points (76 points)
Borrowings	$2,027	$1,878
Option model:
Equity volatility	4% to 70% (14%)	6% to 69% (13%)
Equity volatility skew	-1% to 0% (0%)	-2% to 0% (0%)
Equity correlation	25% to 98% (61%)	41% to 97% (79%)
Equity - FX correlation	-60% to 40% (-33%)	-65% to 40% (-30%)
IR curve correlation	60% to 99% (88% / 92%)	50% to 89% (71% / 70%)
Credit default swap model:
Credit spread	328 to 480 bps (404 bps)	N/M
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$5,119	$4,532
Corporate loan model:
Credit spread	110 to 1890 bps (1053 bps)	99 to 1467 bps (1015 bps)
Comparable pricing:
Loan price	42 to 100 points (86 points)	25 to 93 points (70 points)
Warehouse model:
Credit spread	110 to 275 bps (162 bps)	115 to 268 bps (185 bps)
Points—Percentage of par
IR—Interest rate

45	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 4 to the financial statements in the 2023 Form 10-K. During the current quarter, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
Net Asset Value Measurements
Fund Interests

	At March 31, 2024		At December 31, 2023
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,460	$693	$2,685	$720
Real estate	2,803	235	2,765	240
Hedge	77	3	74	3
Total	$5,340	$931	$5,524	$963
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
For a description of the Firm’s investments in private equity funds, real estate funds and hedge funds, which are measured based on NAV, see Note 4 to the financial statements in the 2023 Form 10-K.
See Note 13 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received. See Note 19 for information regarding unrealized carried interest at risk of reversal.
Nonredeemable Funds by Contractual Maturity

	Carrying Value at March 31, 2024
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,122	$947
5-10 years	1,242	1,816
Over 10 years	96	40
Total	$2,460	$2,803
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At March 31, 2024
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	2,460	5,119	7,579
Total	$2,460	$5,119	$7,579
Liabilities
Other liabilities and accrued expenses—Lending commitments	$70	$58	$128
Total	$70	$58	$128

	At December 31, 2023
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,215	$4,532	$8,747
Other assets—Other investments	—	4	4
Other assets—ROU assets	23	—	23
Total	$4,238	$4,536	$8,774
Liabilities
Other liabilities and accrued expenses—Lending commitments	$110	$60	$170
Total	$110	$60	$170
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended March 31,
$ in millions	2024	2023
Assets
Loans[2]	$(22)	$19
Other assets—Premises, equipment and software[3]	—	(3)
Total	$(22)	$16
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$1	$34
Total	$1	$34
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
3.Losses related to Other assets—Premises, equipment and software generally include impairments as well as write-offs related to the disposal of certain assets.

March 2024 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)
Financial Instruments Not Measured at Fair Value

	At March 31, 2024
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$102,305	$102,305	$—	$—	$102,305
Investment securities—HTM	65,420	19,768	34,355	1,160	55,283
Securities purchased under agreements to resell	122,733	—	120,543	2,200	122,743
Securities borrowed	132,852	—	132,852	—	132,852
Customer and other receivables	75,427	—	71,198	4,010	75,208
Loans[1,2]
Held for investment	203,794	—	15,513	181,932	197,445
Held for sale	13,426	—	6,002	7,511	13,513
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$346,065	$—	$346,166	$—	$346,166
Securities sold under agreements to repurchase	81,577	—	81,560	—	81,560
Securities loaned	15,945	—	15,945	—	15,945
Other secured financings	4,014	—	4,013	—	4,013
Customer and other payables	214,263	—	214,263	—	214,263
Borrowings	176,279	—	178,960	55	179,015
	Commitment Amount
Lending commitments[3]	$157,086	$—	$1,108	$833	$1,941

	At December 31, 2023
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$89,232	$89,232	$—	$—	$89,232
Investment securities—HTM	66,694	21,937	34,411	1,105	57,453
Securities purchased under agreements to resell	110,733	—	108,099	2,674	110,773
Securities borrowed	121,091	—	121,091	—	121,091
Customer and other receivables	74,337	—	70,110	4,031	74,141
Loans[1,2]
Held for investment	203,385	—	20,125	176,291	196,416
Held for sale	15,255	—	8,652	6,672	15,324
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$345,332	$—	$345,391	$—	$345,391
Securities sold under agreements to repurchase	61,631	—	61,621	—	61,621
Securities loaned	15,057	—	15,055	—	15,055
Other secured financings	2,756	—	2,756	—	2,756
Customer and other payables	208,015	—	208,015	—	208,015
Borrowings	169,832	—	171,009	4	171,013
	Commitment Amount
Lending commitments[3]	$149,464	$—	$1,338	$749	$2,087
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At March 31, 2024	At December 31, 2023
Business Unit Responsible for Risk Management
Equity	$47,086	$46,073
Interest rates	30,553	31,055
Commodities	13,480	12,798
Credit	2,384	2,400
Foreign exchange	1,601	1,574
Total	$95,104	$93,900

47	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended March 31,
$ in millions	2024	2023
Trading revenues	$(114)	$(4,378)
Interest expense	144	108
Net revenues[1]	$(258)	$(4,486)
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended March 31,
	2024		2023
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$26	$—	$(43)	$—
Lending commitments	(3)	—	11	—
Deposits	—	(4)	—	93
Borrowings	(10)	(737)	(6)	(117)

$ in millions	At March 31, 2024	At December 31, 2023
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(2,907)	$(2,166)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At March 31, 2024	At December 31, 2023
Loans and other receivables[2]	$10,667	$11,086
Nonaccrual loans[2]	8,101	8,566
Borrowings[3]	3,085	3,030
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
Fair Value Loans on Nonaccrual Status

$ in millions	At March 31, 2024	At December 31, 2023
Nonaccrual loans	$568	$440
Nonaccrual loans 90 or more days past due	176	75
6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at March 31, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$4	$—	$—	$4
Foreign exchange	83	20	—	103
Total	87	20	—	107
Not designated as accounting hedges
Economic hedges of loans
Credit	3	30	—	33
Other derivatives
Interest rate	120,182	16,370	311	136,863
Credit	5,522	4,896	—	10,418
Foreign exchange	70,243	1,968	38	72,249
Equity	24,722	—	51,738	76,460
Commodity and other	14,511	—	2,254	16,765
Total	235,183	23,264	54,341	312,788
Total gross derivatives	$235,270	$23,284	$54,341	$312,895
Amounts offset
Counterparty netting	(163,903)	(20,569)	(51,634)	(236,106)
Cash collateral netting	(37,516)	(1,841)	—	(39,357)
Total in Trading assets	$33,851	$874	$2,707	$37,432
Amounts not offset[1]
Financial instruments collateral	(17,375)	—	—	(17,375)
Net amounts	$16,476	$874	$2,707	$20,057
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,798

	Liabilities at March 31, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$482	$—	$—	$482
Foreign exchange	16	12	—	28
Total	498	12	—	510
Not designated as accounting hedges
Economic hedges of loans
Credit	44	779	—	823
Other derivatives
Interest rate	112,206	14,460	297	126,963
Credit	5,550	4,524	—	10,074
Foreign exchange	64,588	2,149	157	66,894
Equity	38,982	—	51,847	90,829
Commodity and other	11,770	—	2,639	14,409
Total	233,140	21,912	54,940	309,992
Total gross derivatives	$233,638	$21,924	$54,940	$310,502
Amounts offset
Counterparty netting	(163,903)	(20,569)	(51,634)	(236,106)
Cash collateral netting	(41,077)	(1,309)	—	(42,386)
Total in Trading liabilities	$28,658	$46	$3,306	$32,010
Amounts not offset[1]
Financial instruments collateral	(4,092)	—	(341)	(4,433)
Net amounts	$24,566	$46	$2,965	$27,577
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				4,950

48	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Assets at December 31, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$25	$—	$—	$25
Foreign exchange	5	5	—	10
Total	30	5	—	35
Not designated as accounting hedges
Economic hedges of loans
Credit	2	27	—	29
Other derivatives
Interest rate	127,414	19,914	854	148,182
Credit	5,712	4,896	—	10,608
Foreign exchange	90,654	2,570	16	93,240
Equity	20,338	—	37,737	58,075
Commodity and other	13,928	—	2,353	16,281
Total	258,048	27,407	40,960	326,415
Total gross derivatives	$258,078	$27,412	$40,960	$326,450
Amounts offset
Counterparty netting	(184,553)	(23,851)	(38,510)	(246,914)
Cash collateral netting	(39,493)	(2,730)	—	(42,223)
Total in Trading assets	$34,032	$831	$2,450	$37,313
Amounts not offset[1]
Financial instruments collateral	(15,690)	—	—	(15,690)
Net amounts	$18,342	$831	$2,450	$21,623
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,641

	Liabilities at December 31, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$467	$—	$—	$467
Foreign exchange	414	43	—	457
Total	881	43	—	924
Not designated as accounting hedges
Economic hedges of loans
Credit	43	702	—	745
Other derivatives
Interest rate	120,604	17,179	590	138,373
Credit	5,920	4,427	—	10,347
Foreign exchange	87,104	2,694	106	89,904
Equity	31,545	—	37,349	68,894
Commodity and other	12,237	—	2,830	15,067
Total	257,453	25,002	40,875	323,330
Total gross derivatives	$258,334	$25,045	$40,875	$324,254
Amounts offset
Counterparty netting	(184,553)	(23,851)	(38,510)	(246,914)
Cash collateral netting	(41,082)	(983)	—	(42,065)
Total in Trading liabilities	$32,699	$211	$2,365	$35,275
Amounts not offset[1]
Financial instruments collateral	(6,864)	(8)	(37)	(6,909)
Net amounts	$25,835	$203	$2,328	$28,366
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$5,911
1.Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other netting criteria are not met in accordance with applicable offsetting accounting guidance.
See Note 4 for information related to the unsettled fair value of futures contracts not designated as accounting hedges, which are excluded from the previous tables.
Notionals of Derivative Contracts

	Assets at March 31, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$88	$—	$88
Foreign exchange	14	2	—	16
Total	14	90	—	104
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	4,324	7,845	570	12,739
Credit	203	161	—	364
Foreign exchange	3,692	193	14	3,899
Equity	583	—	509	1,092
Commodity and other	137	—	70	207
Total	8,939	8,199	1,163	18,301
Total gross derivatives	$8,953	$8,289	$1,163	$18,405

	Liabilities at March 31, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$195	$—	$197
Foreign exchange	1	2	—	3
Total	3	197	—	200
Not designated as accounting hedges
Economic hedges of loans
Credit	2	21	—	23
Other derivatives
Interest rate	4,639	7,457	427	12,523
Credit	217	143	—	360
Foreign exchange	3,742	196	43	3,981
Equity	666	—	788	1,454
Commodity and other	103	—	83	186
Total	9,369	7,817	1,341	18,527
Total gross derivatives	$9,372	$8,014	$1,341	$18,727

	Assets at December 31, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$—	$92	$—	$92
Foreign exchange	1	1	—	2
Total	1	93	—	94
Not designated as accounting hedges
Economic hedges of loans
Credit	—	1	—	1
Other derivatives
Interest rate	4,153	8,357	560	13,070
Credit	214	176	—	390
Foreign exchange	3,378	165	7	3,550
Equity	528	—	440	968
Commodity and other	142	—	65	207
Total	8,415	8,699	1,072	18,186
Total gross derivatives	$8,416	$8,792	$1,072	$18,280

49	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at December 31, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$3	$183	$—	$186
Foreign exchange	14	3	—	17
Total	17	186	—	203
Not designated as accounting hedges
Economic hedges of loans
Credit	2	22	—	24
Other derivatives
Interest rate	4,631	8,197	455	13,283
Credit	229	155	—	384
Foreign exchange	3,496	167	33	3,696
Equity	587	—	712	1,299
Commodity and other	101	—	79	180
Total	9,046	8,541	1,279	18,866
Total gross derivatives	$9,063	$8,727	$1,279	$19,069
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 6 to the financial statements in the 2023 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended
	March 31,
$ in millions	2024	2023
Fair value hedges—Recognized in Interest income
Interest rate contracts	$572	$(372)
Investment Securities—AFS	(552)	381
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(2,127)	$2,284
Deposits	10	(54)
Borrowings	2,109	(2,240)
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$371	$(89)
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	48	43
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$(47)	$7
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	(11)	(1)
Net change in cash flow hedges included within AOCI	(36)	8
1.For the current quarter ended March 31, 2024, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of March 31, 2024, is approximately $(46) million. The maximum length of time over which forecasted cash flows are hedged is 15 months.
Fair Value Hedges—Hedged Items

$ in millions	At March 31, 2024	At December 31, 2023
Investment Securities—AFS
Amortized cost basis currently or previously hedged	$46,737	$47,179
Basis adjustments included in amortized cost[1]	$(1,120)	$(732)
Deposits
Carrying amount currently or previously hedged	$12,216	$10,569
Basis adjustments included in carrying amount[1]	$(41)	$(31)
Borrowings
Carrying amount currently or previously hedged	$163,127	$158,659
Basis adjustments included in carrying amount—Outstanding hedges	$(11,305)	$(9,219)
Basis adjustments included in carrying amount—Terminated hedges	$(666)	$(671)
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

	Three Months Ended
	March 31,
$ in millions	2024	2023
Recognized in Other revenues
Credit contracts[1]	$(123)	$(161)
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At March 31, 2024	At December 31, 2023
Net derivative liabilities with credit risk-related contingent features	$18,862	$21,957
Collateral posted	12,746	16,389
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At March 31, 2024
One-notch downgrade	$359
Two-notch downgrade	411
Bilateral downgrade agreements included in the amounts above[1]	$624
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

March 2024 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)
downgrade scenarios based on the relevant contractual downgrade triggers.
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at March 31, 2024
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$19	$29	$40	$14	$102
Non-investment grade	7	14	17	4	42
Total	$26	$43	$57	$18	$144
Index and basket CDS
Investment grade	$8	$19	$46	$7	$80
Non-investment grade	9	14	77	34	134
Total	$17	$33	$123	$41	$214
Total CDS sold	$43	$76	$180	$59	$358
Other credit contracts	—	—	—	3	3
Total credit protection sold	$43	$76	$180	$62	$361
CDS protection sold with identical protection purchased					$306

	Years to Maturity at December 31, 2023
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$19	$29	$39	$10	$97
Non-investment grade	7	14	17	1	39
Total	$26	$43	$56	$11	$136
Index and basket CDS
Investment grade	$8	$19	$85	$4	$116
Non-investment grade	8	14	95	17	134
Total	$16	$33	$180	$21	$250
Total CDS sold	$42	$76	$236	$32	$386
Other credit contracts	—	—	—	3	3
Total credit protection sold	$42	$76	$236	$35	$389
CDS protection sold with identical protection purchased					$330
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At March 31, 2024	At December 31, 2023
Single-name CDS
Investment grade	$2,167	$1,904
Non-investment grade	444	399
Total	$2,611	$2,303
Index and basket CDS
Investment grade	$1,829	$1,929
Non-investment grade	464	45
Total	$2,293	$1,974
Total CDS sold	$4,904	$4,277
Other credit contracts	276	314
Total credit protection sold	$5,180	$4,591
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At March 31, 2024	At December 31, 2023
Single name	$174	$166
Index and basket	182	213
Tranched index and basket	32	30
Total	$388	$409

	Fair Value Asset (Liability)
$ in millions	At March 31, 2024	At December 31, 2023
Single name	$(3,114)	$(2,799)
Index and basket	(1,249)	(1,208)
Tranched index and basket	(1,256)	(1,012)
Total	$(5,619)	$(5,019)
The Firm enters into credit derivatives, principally CDS, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Firm’s counterparties for these derivatives are banks, broker-dealers, and insurance and other financial institutions.
The fair value amounts as shown in the previous tables are prior to cash collateral or counterparty netting. For further information on credit derivatives and other credit contracts, see Note 6 to the financial statements in the 2023 Form 10-K.
7. Investment Securities
AFS and HTM Securities

	At March 31, 2024
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$59,035	$49	$860	$58,224
U.S. agency securities[2]	25,232	4	2,726	22,510
Agency CMBS	5,762	—	420	5,342
State and municipal securities	476	18	2	492
FFELP student loan ABS[3]	755	1	11	745
Total AFS securities	91,260	72	4,019	87,313
HTM securities
U.S. Treasury securities	21,138	—	1,370	19,768
U.S. agency securities[2]	41,698	6	8,524	33,180
Agency CMBS	1,297	—	122	1,175
Non-agency CMBS	1,287	1	128	1,160
Total HTM securities	65,420	7	10,144	55,283
Total investment securities	$156,680	$79	$14,163	$142,596

51	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2023
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$58,484	$24	$1,103	$57,405
U.S. agency securities[2]	25,852	4	2,528	23,328
Agency CMBS	5,871	—	456	5,415
State and municipal securities	1,132	46	5	1,173
FFELP student loan ABS[3]	810	—	18	792
Total AFS securities	92,149	74	4,110	88,113
HTM securities
U.S. Treasury securities	23,222	—	1,285	21,937
U.S. agency securities[2]	40,894	—	7,699	33,195
Agency CMBS	1,337	—	121	1,216
Non-agency CMBS	1,241	2	138	1,105
Total HTM securities	66,694	2	9,243	57,453
Total investment securities	$158,843	$76	$13,353	$145,566
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
AFS Securities in an Unrealized Loss Position

	At March 31, 2024		At December 31, 2023
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$4,377	$17	$14,295	$22
12 months or longer	30,024	843	33,458	1,081
Total	34,401	860	47,753	1,103
U.S. agency securities
Less than 12 months	2,332	9	4,297	43
12 months or longer	19,050	2,717	18,459	2,485
Total	21,382	2,726	22,756	2,528
Agency CMBS
Less than 12 months	—	—	—	—
12 months or longer	5,102	420	5,415	456
Total	5,102	420	5,415	456
State and municipal securities
Less than 12 months	180	1	524	3
12 months or longer	34	1	35	2
Total	214	2	559	5
FFELP student loan ABS
Less than 12 months	40	1	56	1
12 months or longer	558	10	616	17
Total	598	11	672	18
Total AFS securities in an unrealized loss position
Less than 12 months	6,929	28	19,172	69
12 months or longer	54,768	3,991	57,983	4,041
Total	$61,697	$4,019	$77,155	$4,110
For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2 in the 2023 Form 10-K and the Firm expects to recover the amortized cost basis of these securities. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis.
As of March 31, 2024 and December 31, 2023, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at March 31, 2024 and December 31, 2023 reflect an ACL of $41 million and $44 million, respectively, predominantly related to Non-agency CMBS. See Note 2 in the 2023 Form 10-K for a description of the ACL methodology used for HTM Securities. As of March 31, 2024 and December 31, 2023, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.
Investment Securities by Contractual Maturity

	At March 31, 2024
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$16,765	$16,508	1.4%
After 1 year through 5 years	37,649	37,087	2.9%
After 5 years through 10 years	4,621	4,629	4.0%
Total	59,035	58,224
U.S. agency securities:
Due within 1 year	10	9	(0.5)%
After 1 year through 5 years	349	327	1.6%
After 5 years through 10 years	509	464	1.8%
After 10 years	24,364	21,710	3.7%
Total	25,232	22,510
Agency CMBS:
Due within 1 year	1	1	(2.2)%
After 1 year through 5 years	2,969	2,861	2.0%
After 5 years through 10 years	1,615	1,531	1.9%
After 10 years	1,177	949	1.4%
Total	5,762	5,342
State and municipal securities:
Due within 1 year	27	27	5.1%
After 1 year through 5 years	178	179	4.8%
After 5 years through 10 years	3	5	4.7%
After 10 Years	268	281	4.5%
Total	476	492
FFELP student loan ABS:
Due within 1 year	15	14	6.0%
After 1 year through 5 years	135	131	6.1%
After 5 years through 10 years	31	31	5.9%
After 10 years	574	569	6.3%
Total	755	745
Total AFS securities	91,260	87,313	2.9%

March 2024 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

	At March 31, 2024
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	5,252	5,179	2.1%
After 1 year through 5 years	13,826	13,063	2.0%
After 5 years through 10 years	503	412	1.1%
After 10 years	1,557	1,114	2.3%
Total	21,138	19,768
U.S. agency securities:
After 1 year through 5 years	5	5	1.8%
After 5 years through 10 years	277	258	2.1%
After 10 years	41,416	32,917	1.9%
Total	41,698	33,180
Agency CMBS:
Due within 1 year	113	110	1.9%
After 1 year through 5 years	942	867	1.3%
After 5 years through 10 years	116	97	1.4%
After 10 years	126	101	1.6%
Total	1,297	1,175
Non-agency CMBS:
Due within 1 year	194	175	4.1%
After 1 year through 5 years	391	369	4.7%
After 5 years through 10 years	621	538	3.7%
After 10 years	81	78	6.4%
Total	1,287	1,160
Total HTM securities	65,420	55,283	2.0%
Total investment securities	156,680	142,596	2.5%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At March 31, 2024, the annualized average yield, including the interest rate swap accrual of related hedges, was 2.1% for AFS securities contractually maturing within 1 year and 3.8% for all AFS securities.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended March 31,
$ in millions	2024	2023
Gross realized gains	$43	$44
Gross realized (losses)	—	(3)
Total[1]	$43	$41
1.Realized gains and losses are recognized in Other revenues in the income statement.
8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At March 31, 2024
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$293,414	$(170,681)	$122,733	$(118,405)	$4,328
Securities borrowed	163,755	(30,903)	132,852	(128,658)	4,194
Liabilities
Securities sold under agreements to repurchase	$253,085	$(170,681)	$82,404	$(74,081)	$8,323
Securities loaned	46,848	(30,903)	15,945	(15,935)	10
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$4,175
Securities borrowed					447
Securities sold under agreements to repurchase					6,312
Securities loaned					2

	At December 31, 2023
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$300,242	$(189,502)	$110,740	$(108,893)	$1,847
Securities borrowed	142,453	(21,362)	121,091	(115,969)	5,122
Liabilities
Securities sold under agreements to repurchase	$252,153	$(189,502)	$62,651	$(58,357)	$4,294
Securities loaned	36,419	(21,362)	15,057	(15,046)	11
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,741
Securities borrowed					607
Securities sold under agreements to repurchase					3,014
Securities loaned					2
1.Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
For further discussion of the Firm’s collateralized transactions, see Notes 2 and 8 to the financial statements in the 2023 Form 10-K. For information related to offsetting of derivatives, see Note 6.
Gross Secured Financing Balances by Remaining Contractual Maturity

	At March 31, 2024
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$70,487	$113,219	$31,956	$37,423	$253,085
Securities loaned	31,934	—	381	14,533	46,848
Total included in the offsetting disclosure	$102,421	$113,219	$32,337	$51,956	$299,933
Trading liabilities— Obligation to return securities received as collateral	8,658	—	—	—	8,658
Total	$111,079	$113,219	$32,337	$51,956	$308,591

53	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2023
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$80,376	$114,826	$25,510	$31,441	$252,153
Securities loaned	21,508	1,345	709	12,857	36,419
Total included in the offsetting disclosure	$101,884	$116,171	$26,219	$44,298	$288,572
Trading liabilities— Obligation to return securities received as collateral	13,528	—	—	—	13,528
Total	$115,412	$116,171	$26,219	$44,298	$302,100
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At March 31, 2024	At December 31, 2023
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$84,185	$98,377
Other sovereign government obligations	131,489	122,342
Corporate equities	23,791	18,144
Other	13,620	13,290
Total	$253,085	$252,153
Securities loaned
Other sovereign government obligations	$1,793	$1,379
Corporate equities	44,245	34,434
Other	810	606
Total	$46,848	$36,419
Total included in the offsetting disclosure	$299,933	$288,572
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$8,564	$13,502
Other	94	26
Total	$8,658	$13,528
Total	$308,591	$302,100
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At March 31, 2024	At December 31, 2023
Trading assets	$36,461	$37,522
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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At March 31, 2024	At December 31, 2023
Collateral received with right to sell or repledge	$798,885	$735,830
Collateral that was sold or repledged[1]	610,901	553,386
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
Securities Segregated for Regulatory Purposes

$ in millions	At March 31, 2024	At December 31, 2023
Segregated securities[1]	$24,393	$20,670
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Customer Margin and Other Lending

$ in millions	At March 31, 2024	At December 31, 2023
Margin and other lending	$47,464	$45,644
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
For a further discussion of the Firm’s margin lending activities, see Note 8 to the financial statements in the 2023 Form 10-K.
Also included in the amounts in the previous table is non-purpose securities-based lending on entities in the Wealth Management business segment.
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 12. Additionally, for certain secured financing transactions that meet applicable netting criteria, the Firm offset Other secured financing liabilities against financing receivables recorded within Trading assets in the amount of $1,798 million at March 31, 2024 and $3,472 million at December 31, 2023.

March 2024 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At March 31, 2024
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$7,171	$9,655	$16,826
Secured lending facilities	38,692	3,564	42,256
Commercial real estate	8,689	205	8,894
Residential real estate	61,339	2	61,341
Securities-based lending and Other	89,044	—	89,044
Total loans	204,935	13,426	218,361
ACL	(1,141)		(1,141)
Total loans, net	$203,794	$13,426	$217,220
Loans to non-U.S. borrowers, net	$21,591	$4,945	$26,536

	At December 31, 2023
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,758	$11,862	$18,620
Secured lending facilities	39,498	3,161	42,659
Commercial real estate	8,678	209	8,887
Residential real estate	60,375	22	60,397
Securities-based lending and Other	89,245	1	89,246
Total loans	204,554	15,255	219,809
ACL	(1,169)		(1,169)
Total loans, net	$203,385	$15,255	$218,640
Loans to non-U.S. borrowers, net	$21,152	$5,043	$26,195
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 9 to the financial statements in the 2023 Form 10-K.
Loans by Interest Rate Type

	At March 31, 2024		At December 31, 2023
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$—	$16,826	$—	$18,620
Secured lending facilities	—	42,256	—	42,659
Commercial real estate	142	8,752	141	8,746
Residential real estate	29,335	32,006	28,934	31,464
Securities-based lending and Other	24,024	65,020	23,922	65,323
Total loans, before ACL	$53,501	$164,860	$52,997	$166,812
See Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.

Loans Held for Investment before Allowance by Credit Quality and Origination Year

	At March 31, 2024			At December 31, 2023
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$2,319	$4,373	$6,692	$2,350	$3,863	$6,213
2024	—	—	—
2023	—	50	50	—	88	88
2022	—	156	156	—	166	166
2021	15	75	90	15	89	104
2020	28	25	53	29	25	54
Prior	—	130	130	—	133	133
Total	$2,362	$4,809	$7,171	$2,394	$4,364	$6,758

	At March 31, 2024			At December 31, 2023
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$8,867	$22,085	$30,952	$9,494	$22,240	$31,734
2024	—	374	374
2023	1,512	1,392	2,904	1,535	1,459	2,994
2022	385	2,247	2,632	392	2,390	2,782
2021	—	359	359	—	365	365
2020	—	76	76	—	80	80
Prior	355	1,040	1,395	356	1,187	1,543
Total	$11,119	$27,573	$38,692	$11,777	$27,721	$39,498

	At March 31, 2024			At December 31, 2023
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$—	$170	$170	$—	$170	$170
2024	—	753	753
2023	365	947	1,312	261	1,067	1,328
2022	282	1,883	2,165	284	1,900	2,184
2021	295	1,554	1,849	370	1,494	1,864
2020	—	755	755	—	756	756
Prior	57	1,628	1,685	195	2,181	2,376
Total	$999	$7,690	$8,689	$1,110	$7,568	$8,678

	At March 31, 2024
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$113	$32	$7	$151	$1	$152
2024	1,590	271	30	1,709	182	1,891
2023	7,248	1,502	225	8,023	952	8,975
2022	10,776	2,409	383	12,490	1,078	13,568
2021	10,948	2,344	236	12,608	920	13,528
2020	6,815	1,409	103	7,901	426	8,327
Prior	11,383	3,091	424	13,813	1,085	14,898
Total	$48,873	$11,058	$1,408	$56,695	$4,644	$61,339

	At December 31, 2023
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$108	$33	$8	$149	$—	$149
2023	7,390	1,517	230	8,168	969	9,137
2022	10,927	2,424	389	12,650	1,090	13,740
2021	11,075	2,376	239	12,763	927	13,690
2020	6,916	1,430	104	8,017	433	8,450
Prior	11,642	3,131	436	14,106	1,103	15,209
Total	$48,058	$10,911	$1,406	$55,853	$4,522	$60,375

55	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At March 31, 2024
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$70,959	$5,304	$1,486	$77,749
2024	231	17	184	432
2023	1,502	621	364	2,487
2022	1,056	526	1,091	2,673
2021	104	251	437	792
2020	39	285	507	831
Prior	222	1,617	2,241	4,080
Total	$74,113	$8,621	$6,310	$89,044

	December 31, 2023
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$71,474	$5,230	$1,362	$78,066
2023	1,612	627	346	2,585
2022	1,128	816	804	2,748
2021	165	330	377	872
2020	—	435	414	849
Prior	215	2,096	1,814	4,125
Total	$74,594	$9,534	$5,117	$89,245
IG—Investment Grade
NIG—Non-investment Grade
1. Securities-based loans are subject to collateral maintenance provisions, and at March 31, 2024 and December 31, 2023, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2023 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment, which typically consist of bespoke lending arrangements provided to ultra-high worth net clients. These facilities are generally secured by eligible collateral.
Past Due Loans Held for Investment before Allowance1

$ in millions	At March 31, 2024	At December 31, 2023
Corporate	$46	$47
Commercial real estate	291	185
Residential real estate	138	160
Securities-based lending and Other	16	1
Total	$491	$393
1.As of March 31, 2024, the majority of the amounts are 90 days or more past due. As of December 31, 2023, the majority of the amounts are past due for a period of less than 90 days.
Nonaccrual Loans Held for Investment before Allowance1

$ in millions	At March 31, 2024	At December 31, 2023
Corporate	$82	$95
Secured lending facilities	83	87
Commercial real estate	432	426
Residential real estate	100	95
Securities-based lending and Other	294	174
Total	$991	$877
Nonaccrual loans without an ACL	$88	$86
1.There were no loans held for investment that were 90 days or more past due and still accruing as of March 31, 2024 and December 31, 2023. For further information on the Firm’s nonaccrual policy, see Note 2 to the financial statements in the 2023 Form 10-K.
See Note 2 to the financial statements in the 2023 Form 10-K for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans.
Loan Modifications to Borrowers Experiencing Financial Difficulty
The Firm may modify the terms of certain loans for economic or legal reasons related to a borrower's financial difficulties, and these modifications include interest rate reductions, principal forgiveness, term extensions and other-than-insignificant payment delays or a combination of these aforementioned modifications. Modified loans are typically evaluated individually for allowance for credit losses. There were no loans held for investment that had been modified in the 12 months prior and subsequently defaulted during the three months ended March 31, 2024.
Modified Loans Held for Investment
Period-end loans held for investment modified during the following periods1:

	Three Months Ended March 31,
	2024		2023
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$52	0.7%	$17	0.2%
Commercial real estate	127	1.5%	62	0.7%
Residential real estate	—	—%	1	—%
Securities-based lending and Other	41	—%	—	—%
Total	$220	0.2%	$80	0.1%
Other-than-insignificant Payment Delay
Commercial real estate	$—	—%	$67	0.8%
Total	$—	—%	$67	0.8%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Commercial real estate	$40	0.5%	$—	—%
Total	$40	0.5%	$—	—%
Total Modifications	$260	0.2%	$147	0.2%
1.Lending commitments to borrowers for which the Firm has modified terms of the receivable are $301 million and $607 million as of March 31, 2024 and March 31, 2023, respectively.
2.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.

March 2024 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)
Financial Effect of Modifications on Loans Held for Investment

	Three Months Ended March 31, 2024[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	30	0	$—	—%
Commercial real estate	5	0	—	—%
Securities-based lending and Other	36	0	—	—%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Commercial real estate	16	16	$—	—%

	Three Months Ended March 31, 2023[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	8	0	$—	—%
Commercial real estate	2	8	—	—%
Residential real estate	4	0	—	—%
1.In instances where more than one loan was modified, modification impact is presented on a weighted-average basis.
Past Due Status for Loans Held for Investment Modified in the Last 12 months

	At March 31, 2024
$ in millions	30-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$—	$45	45
Total	$—	$45	$45

As of March 31, 2023, there were no past due loans held for investment modified during the 12 months prior.
Allowance for Credit Losses Rollforward and Allocation—Loans and Lending Commitments

	Three Months Ended March 31, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$241	$153	$463	$100	$212	$1,169
Provision (release)	1	(17)	1	(11)	4	(22)
Other	(1)	(1)	(3)	—	(1)	(6)
Ending balance	$241	$135	$461	$89	$215	$1,141
Percent of loans to total loans[1]	4%	19%	4%	30%	43%	100%
ACL—Lending commitments
Beginning balance	$431	$70	$26	$4	$20	$551
Provision (release)	(2)	25	(3)	—	(4)	16
Other	(3)	(1)	—	—	2	(2)
Ending balance	$426	$94	$23	$4	$18	$565
Total ending balance	$667	$229	$484	$93	$233	$1,706

	Three Months Ended March 31, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$235	$153	$275	$87	$89	$839
Gross charge-offs	(1)	—	(69)	—	(1)	(71)
Provision (release)	31	—	129	26	15	201
Other	—	(1)	—	—	2	1
Ending balance	$265	$152	$335	$113	$105	$970
Percent of loans to total loans[1]	4%	18%	4%	28%	46%	100%
ACL—Lending commitments
Beginning balance	$411	$51	$15	$4	$23	$504
Provision (release)	22	—	7	1	3	33
Other	2	—	—	—	—	2
Ending balance	$435	$51	$22	$5	$26	$539
Total ending balance	$700	$203	$357	$118	$131	$1,509
CRE—Commercial real estate
SBL—Securities-based lending
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
The allowance for credit losses for loans and lending commitments decreased for the three months ended March 31, 2024, reflecting improvements in the macroeconomic outlook. This was partially offset by provisions for certain specific commercial real estate and corporate loans and modest growth in certain other loan portfolios. There were no charge-offs during the three months ended March 31, 2024. During the three months ended March 31, 2023, charge-offs were $71 million, primarily related to commercial real estate loans. The base scenario used in our ACL models as of March 31, 2024 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes slow economic growth in 2024, followed by a gradual improvement in 2025, as well as lower credit spreads and interest rates relative to the prior forecast. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product (“GDP”). For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 9 to the financial statements in the 2023 Form 10-K.
Selected Credit Ratios

	At March 31, 2024	At December 31, 2023
ACL for loans to total HFI loans	0.6%	0.6%
Nonaccrual HFI loans to total HFI loans	0.5%	0.4%
ACL for loans to nonaccrual HFI loans	115.1%	133.3%

57	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Employee Loans

$ in millions	At March 31, 2024	At December 31, 2023
Currently employed by the Firm[1]	$4,263	$4,257
No longer employed by the Firm[2]	90	92
Employee loans	$4,353	$4,349
ACL	(121)	(121)
Employee loans, net of ACL	$4,232	$4,228
Remaining repayment term, weighted average in years	5.7	5.8
1.These loans are predominantly current.
2.These loans are predominantly past due for a period of 90 days or more.
Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management financial advisors, are full recourse and generally require periodic repayments, and are due in full upon termination of employment with the Firm. These loans are recorded in Customer and other receivables in the balance sheet. See Note 2 to the financial statements in the 2023 Form 10-K for a description of the CECL allowance methodology, including credit quality indicators, for employee loans.
10. Other Assets
Equity Method Investments

$ in millions	At March 31, 2024	At December 31, 2023
Investments	$1,811	$1,915

	Three Months Ended March 31,
$ in millions	2024	2023
Income (loss)	$56	$25
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
Japanese Securities Joint Venture

	Three Months Ended March 31,
$ in millions	2024	2023
Income (loss) from investment in MUMSS	$40	$29
For more information on MUMSS and other relationships with MUFG, see Note 11 to the financial statements in the 2023 Form 10-K.
Tax Equity Investments
The Firm invests in tax equity investment interests which entitle the Firm to a share of tax credits and other income tax benefits generated by the projects underlying the investments.
Effective January 1, 2024, the Firm made an election to account for certain renewable energy and other tax equity investments programs using the proportional amortization method under newly adopted accounting guidance.
Tax Equity Investments under the Proportional Amortization Method

$ in millions	At March 31, 2024	At December 31, 2023
Low-income housing	$1,764	$1,699
Renewable energy and other[1]	39	—
Total[2]	$1,803	$1,699
1.Prior to adoption of the Investments - Tax Credit Structures accounting update on January 1, 2024, Renewable energy and other investments were accounted for under the equity method.
2.At March 31, 2024, this amount excludes $46 million of tax equity investments within programs for which the Firm elected the proportional amortization method that do not meet the conditions to apply the proportional amortization method, which are accounted for as equity method investments.

Income tax credits and other income tax benefits recognized as well as proportional amortization are included in the Provision for income taxes line in the consolidated income statement and in the Depreciation and amortization line in the consolidated cash flow statement.
Net Benefits Attributable to Tax Equity Investments under the Proportional Amortization Method

	Three Months Ended March 31,
$ in millions	2024	2023
Income tax credits and other income tax benefits	$75	$71
Proportional amortization	(60)	(49)
Net benefits	$15	$22
11. Deposits
Deposits

$ in millions	At March 31, 2024	At December 31, 2023
Savings and demand deposits	$288,453	$288,252
Time deposits	64,041	63,552
Total	$352,494	$351,804
Deposits subject to FDIC insurance	$276,557	$276,598
Deposits not subject to FDIC insurance	$75,937	$75,206
Time Deposit Maturities

$ in millions	At March 31, 2024
2024	$27,808
2025	19,452
2026	7,091
2027	4,604
2028	3,982
Thereafter	1,104
Total	$64,041

March 2024 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)
12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At March 31, 2024	At December 31, 2023
Original maturities of one year or less	$5,233	$3,188
Original maturities greater than one year
Senior	$252,547	$248,174
Subordinated	13,603	12,370
Total greater than one year	$266,150	$260,544
Total	$271,383	$263,732
Weighted average stated maturity, in years[1]	6.6	6.6
1.Only includes borrowings with original maturities greater than one year.
Other Secured Financings

$ in millions	At March 31, 2024	At December 31, 2023
Original maturities:
One year or less	$8,914	$5,732
Greater than one year	6,177	6,923
Total	$15,091	$12,655
Transfers of assets accounted for as secured financings	$7,053	$5,848
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
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at March 31, 2024
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$15,091	$35,055	$58,740	$4,230	$113,116
Secured lending facilities	8,167	6,891	4,319	4,465	23,842
Commercial and Residential real estate	214	21	14	481	730
Securities-based lending and Other	16,013	3,165	377	443	19,998
Forward-starting secured financing receivables[1]	88,826	—	—	—	88,826
Central counterparty	300	—	—	12,861	13,161
Investment activities	1,709	120	73	524	2,426
Letters of credit and other financial guarantees	68	15	—	7	90
Total	$130,388	$45,267	$63,523	$23,011	$262,189
Lending commitments participated to third parties					$8,348
1.Forward-starting secured financing receivables are generally settled within three business days.
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 14 to the financial statements in the 2023 Form 10-K.
Guarantees

	At March 31, 2024
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,576,169	$748,245	$155,224	$458,033	$(33,732)
Standby letters of credit and other financial guarantees issued[2,3]	1,726	1,152	1,236	2,561	2
Liquidity facilities	2,193	—	—	—	(1)
Whole loan sales guarantees	2	85	—	23,074	—
Securitization representations and warranties[4]	—	—	—	82,349	(3)
General partner guarantees	412	32	133	28	(87)
Client clearing guarantees	208	—	—	—	—
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
3.As of March 31, 2024, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $72 million.
4.Related to commercial and residential mortgage securitizations.
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
For more information on the nature of the obligations and related business activities for our guarantees, see Note 14 to the financial statements in the 2023 Form 10-K.
Other Guarantees and Indemnities
In the normal course of business, the Firm provides guarantees and indemnifications in a variety of transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications related to indemnities, exchange and clearinghouse member guarantees and merger and acquisition guarantees are described in Note 14 to the financial statements in the 2023 Form 10-K.

59	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
The Firm is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental or other regulatory agencies regarding the Firm’s business, and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital markets activities, financial products or offerings sponsored, underwritten or sold by the Firm, wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.
The Firm contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the financial statements and the Firm can reasonably estimate the amount of that loss or the range of loss, the Firm accrues an estimated loss by a charge to income, including with respect to certain of the individual proceedings or investigations described below.

	Three Months Ended March 31,
$ in millions	2024	2023
Legal expenses	$(26)	$151
The Firm’s legal expenses can, and may in the future, fluctuate from period to period, given the current environment regarding government or regulatory agency investigations and private litigation affecting global financial services firms, including the Firm.
In many legal proceedings and investigations, it is inherently difficult to determine whether any loss is probable or reasonably possible, or to estimate the amount of any loss. In addition, even where the Firm has determined that a loss is probable or reasonably possible or an exposure to loss or range of loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, the Firm may be unable to reasonably estimate the amount of the loss or range of loss. It is particularly difficult to determine if a loss is probable or reasonably possible, or to estimate the amount of loss, where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, forfeiture, disgorgement or penalties. Numerous issues may need to be resolved in an investigation or proceeding before a determination can be made that a loss or additional loss (or range of loss or range of additional loss) is probable or reasonably possible, or to estimate the amount of loss, including through potentially lengthy discovery or determination of important factual matters, determination of issues related to class certification, the calculation of damages or other relief, and consideration of novel or unsettled legal questions relevant to the proceedings or investigations in question.

The Firm has identified below any individual proceedings or investigations where the Firm believes a material loss to be reasonably possible. In certain legal proceedings in which the Firm has determined that a material loss is reasonably possible, the Firm is unable to reasonably estimate the loss or range of loss. There are other matters in which the Firm has determined a loss or range of loss to be reasonably possible, but the Firm does not believe, based on current knowledge and after consultation with counsel, that such losses could have a material adverse effect on the Firm’s financial statements as a whole, although the outcome of such proceedings or investigations may significantly impact the Firm’s business or results of operations for any particular reporting period, or cause significant reputational harm.
While the Firm has identified below certain proceedings or investigations that the Firm believes to be material, individually or collectively, there can be no assurance that material losses will not be incurred from claims that have not

March 2024 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)
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

Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims.

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

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Firm and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Firm mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6.9 billion. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Firm moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Firm’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Firm underwrote between 2008 and 2011, having a total par amount of $3.9 billion. On August 22, 2023, the Firm reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.

61	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
European Matters
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts the prior set-off by the Firm of approximately €124 million (approximately $134 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2012. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and to keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority's appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On January 19, 2024, the Dutch High Court granted the Firm’s appeal in matters re-styled Case number 20/01884 and referred the case to the Court of Appeal in The Hague.
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
Danish Underwriting Matter
On October 5, 2017, various institutional investors filed a claim against the Firm and another bank in a matter now styled Case number B-803-18 (previously BS 99-6998/2017), in the City Court of Copenhagen, Denmark concerning their roles as underwriters of the initial public offering (“IPO”) in March 2014 of the Danish company OW Bunker A/S. The claim seeks damages of approximately DKK529 million (approximately $77 million) plus interest in respect of alleged losses arising from investing in shares in OW Bunker, which entered into bankruptcy in November 2014. Separately, on November 29, 2017, another group of institutional investors joined the Firm and another bank as defendants to pending proceedings in the High Court of Eastern Denmark against various other parties involved in the IPO in a matter styled Case number B-2073-16. The claim brought against the Firm and the other bank has been given its own Case number B-2564-17. The investors claim damages of approximately DKK767 million (approximately $111 million) plus interest from the Firm and the other bank on a joint and several basis with the Defendants to these proceedings. Both claims are based on alleged prospectus liability; the second claim also alleges professional liability of banks acting as financial intermediaries. On June 8, 2018, the City Court of Copenhagen, Denmark ordered that the matters now styled Case number B-803-18, Case number B-2073-16, and Case number B-2564-17 be heard together before the High Court of Eastern Denmark. On June 29, 2018, the Firm filed its defense to the matter now styled Case number B-2564-17. On February 4, 2019, the Firm filed its defense to the matter now styled Case number B-803-18.
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
Other
On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of the State of New York, New York County ("Supreme Court of NY") a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Firm, of two March 2021 Viacom offerings: a $1.7 billion Viacom Class B Common Stock offering and a $1 billion offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Firm, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at

March 2024 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)
the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Firm, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Firm and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Firm and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal of the court’s grant of class certification.
On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Firm and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiffs was approximately $133 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Firm’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Firm or sold to plaintiffs by the Firm was approximately $116 million. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Firm’s motion to dismiss the complaint. On July 15, 2022, the Firm filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Firm’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order.
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At March 31, 2024		At December 31, 2023
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$741	$258	$597	$256
Investment vehicles[2]	807	508	753	502
MTOB	525	483	582	520
Other	442	124	378	97
Total	$2,515	$1,373	$2,310	$1,375
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
2.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At March 31, 2024	At December 31, 2023
Assets
Cash and cash equivalents	$181	$164
Trading assets at fair value	1,998	1,557
Investment securities	237	492
Securities purchased under agreements to resell	67	67
Customer and other receivables	29	26
Other assets	3	4
Total	$2,515	$2,310
Liabilities
Other secured financings	$1,184	$1,222
Other liabilities and accrued expenses	131	121
Borrowings	58	32
Total	$1,373	$1,375
Noncontrolling interests	$60	$54
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

63	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Non-consolidated VIEs

	At March 31, 2024
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$151,575	$1,877	$3,311	$2,919	$56,401
Maximum exposure to loss[3]
Debt and equity interests	$22,367	$104	$—	$2,131	$9,192
Derivative and other contracts	—	—	2,193	—	4,076
Commitments, guarantees and other	3,887	—	—	—	160
Total	$26,254	$104	$2,193	$2,131	$13,428
Carrying value of variable interests—Assets
Debt and equity interests	$22,368	$104	$—	$1,713	$9,192
Derivative and other contracts	—	—	2	—	1,394
Total	$22,368	$104	$2	$1,713	$10,586
Additional VIE assets owned[4]					$14,797
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$4	$—	$367
Total	$—	$—	$4	$—	$367

	At December 31, 2023
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$144,906	$1,526	$3,152	$3,102	$50,052
Maximum exposure to loss[3]
Debt and equity interests	$21,203	$52	$—	$2,049	$9,076
Derivative and other contracts	—	—	2,092	—	4,452
Commitments, guarantees and other	3,439	—	—	—	55
Total	$24,642	$52	$2,092	$2,049	$13,583
Carrying value of variable interests–Assets
Debt and equity interests	$21,203	$52	$—	$1,682	$9,075
Derivative and other contracts	—	—	2	—	1,330
Total	$21,203	$52	$2	$1,682	$10,405
Additional VIE assets owned[4]					$15,002
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$3	$—	$452
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At March 31, 2024		At December 31, 2023
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$17,323	$3,067	$17,346	$3,355
Commercial mortgages	79,998	8,805	74,590	8,342
U.S. agency collateralized mortgage obligations	43,012	6,442	42,917	6,675
Other consumer or commercial loans	11,242	4,053	10,053	2,831
Total	$151,575	$22,367	$144,906	$21,203
Transferred Assets with Continuing Involvement

	At March 31, 2024
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$4,887	$72,446	$14,659	$13,094
Retained interests
Investment grade	$161	$652	$556	$—
Non-investment grade	95	743	—	65
Total	$256	$1,395	$556	$65
Interests purchased in the secondary market[3]
Investment grade	$18	$37	$48	$—
Non-investment grade	—	13	—	—
Total	$18	$50	$48	$—
Derivative assets	$—	$—	$—	$1,159
Derivative liabilities	—	—	—	378

	At December 31, 2023
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$4,333	$73,818	$12,083	$12,438
Retained interests
Investment grade	$149	$653	$460	$—
Non-investment grade	83	788	—	69
Total	$232	$1,441	$460	$69
Interests purchased in the secondary market[3]
Investment grade	$20	$22	$42	$—
Non-investment grade	—	16	—	—
Total	$20	$38	$42	$—
Derivative assets	$—	$—	$—	$1,073
Derivative liabilities	—	—	—	426

March 2024 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)

	Fair Value At March 31, 2024
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$667	$—	$667
Non-investment grade	15	67	82
Total	$682	$67	$749
Interests purchased in the secondary market[3]
Investment grade	$103	$—	$103
Non-investment grade	10	3	13
Total	$113	$3	$116
Derivative assets	$1,159	$—	$1,159
Derivative liabilities	378	—	378

	Fair Value at December 31, 2023
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$576	$—	$576
Non-investment grade	10	56	66
Total	$586	$56	$642
Interests purchased in the secondary market[3]
Investment grade	$77	$7	$84
Non-investment grade	12	4	16
Total	$89	$11	$100
Derivative assets	$1,073	$—	$1,073
Derivative liabilities	426	—	426
RML—Residential mortgage loans
CML—Commercial mortgage loans
1.Amounts include CLO transactions managed by unrelated third parties.
2.Amounts include assets transferred by unrelated transferors.
3.Amounts include transactions where the Firm also holds retained interests as part of the transfer.
The previous tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment. The transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statement. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. Certain retained interests are carried at fair value in the balance sheet with changes in fair value recognized in the income statement. Fair value for these interests is measured using techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Note 2 in the 2023 Form 10-K and Note 4 herein. Further, as permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the following Assets Sold with Retained Exposure table.
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended March 31,
$ in millions	2024	2023
New transactions[1]	$6,550	$2,521
Retained interests	2,099	1,575
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).
Assets Sold with Retained Exposure

$ in millions	At March 31, 2024	At December 31, 2023
Gross cash proceeds from sale of assets[1]	$68,566	$60,766
Fair value
Assets sold	$70,956	$62,221
Derivative assets recognized in the balance sheet	2,527	1,546
Derivative liabilities recognized in the balance sheet	140	93
1.The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
The Firm enters into transactions in which it sells securities, primarily equities, and contemporaneously enters into bilateral OTC derivatives with the purchasers of the securities, through which it retains exposure to the sold securities.
For a discussion of the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 15 to the financial statements in the 2023 Form 10-K.
15. Regulatory Requirements
Regulatory Capital Framework and Requirements
For a discussion of the Firm’s regulatory capital framework, see Note 16 to the financial statements in the 2023 Form 10-K.
The Firm is required to maintain minimum risk-based and leverage-based capital ratios under regulatory capital requirements. A summary of the calculations of regulatory capital and RWA follows.
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At March 31, 2024 and December 31, 2023, the differences between the actual and required ratios were lower under the Standardized Approach.
CECL Deferral. Beginning on January 1, 2020, the Firm elected to defer the effect of the adoption of CECL on its risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022 and are phased-in at 75% from January 1,

65	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
2024. The deferral impacts will become fully phased-in beginning on January 1, 2025.
Capital Buffer Requirements

	At March 31, 2024 and December 31, 2023
	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	2.5%
SCB	5.4%	N/A
G-SIB capital surcharge	3.0%	3.0%
CCyB[1]	0%	0%
Capital buffer requirement	8.4%	5.5%
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
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At March 31, 2024 and December 31, 2023
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	12.9%	10.0%
Tier 1 capital ratio	6.0%	14.4%	11.5%
Total capital ratio	8.0%	16.4%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
The Firm’s Regulatory Capital and Capital Ratios
Risk-based capital

	Standardized
$ in millions	At March 31, 2024	At December 31, 2023
Risk-based capital
CET1 capital	$70,298	$69,448
Tier 1 capital	79,046	78,183
Total capital	91,007	88,874
Total RWA	467,763	456,053
Risk-based capital ratio
CET1 capital	15.0%	15.2%
Tier 1 capital	16.9%	17.1%
Total capital	19.5%	19.5%
Required ratio[1]
CET1 capital	12.9%	12.9%
Tier 1 capital	14.4%	14.4%
Total capital	16.4%	16.4%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At March 31, 2024	At December 31, 2023
Leveraged-based capital
Adjusted average assets[1]	$1,178,369	$1,159,626
Supplementary leverage exposure[2]	1,464,030	1,429,552
Leveraged-based capital ratio
Tier 1 leverage	6.7%	6.7%
SLR	5.4%	5.5%
Required ratio[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
1.Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets for the quarters ending on the respective balance sheet dates, reduced by disallowed goodwill, intangible assets, investments in covered funds, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments, certain deferred tax assets and other capital deductions.
2.Supplementary leverage exposure is the sum of Adjusted average assets used in the Tier 1 leverage ratio and other adjustments, primarily: (i) for derivatives, potential future exposure and the effective notional principal amount of sold credit protection offset by qualifying purchased credit protection; (ii) the counterparty credit risk for repo-style transactions; and (iii) the credit equivalent amount for off-balance sheet exposures.
3.Required ratios are inclusive of any buffers applicable as of the date presented.
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

March 2024 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)
failure by the U.S. Bank Subsidiaries to meet minimum capital requirements may result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the U.S. Bank Subsidiaries’ and the Firm’s financial statements.
At March 31, 2024 and December 31, 2023, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. Beginning on January 1, 2020, MSBNA and MSPBNA elected to defer the effect of the adoption of CECL on risk-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022 and are phased-in at 75% from January 1, 2024. The deferral impacts will become fully phased-in beginning on January 1, 2025.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At March 31, 2024		At December 31, 2023
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$23,127	22.5%	$21,925	21.7%
Tier 1 capital	8.0%	8.5%	23,127	22.5%	21,925	21.7%
Total capital	10.0%	10.5%	24,033	23.3%	22,833	22.6%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$23,127	10.9%	$21,925	10.6%
SLR	6.0%	3.0%	23,127	8.4%	21,925	8.2%
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At March 31, 2024		At December 31, 2023
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$15,978	26.4%	$15,388	25.8%
Tier 1 capital	8.0%	8.5%	15,978	26.4%	15,388	25.8%
Total capital	10.0%	10.5%	16,266	26.9%	15,675	26.3%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$15,978	7.7%	$15,388	7.5%
SLR	6.0%	3.0%	15,978	7.5%	15,388	7.2%
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
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At March 31, 2024	At December 31, 2023
Net capital	$18,628	$18,121
Excess net capital	14,145	13,676
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC, respectively, and is registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At March 31, 2024 and December 31, 2023, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
Certain other subsidiaries are also subject to various regulatory capital requirements. Such subsidiaries include the following, each of which operated with capital in excess of their respective regulatory capital requirements as of March 31, 2024 and December 31, 2023, as applicable:
•MSSB,
•MSIP,
•MSESE,
•MSMS,
•MSCS, and
•MSCG
See Note 16 to the financial statements in the 2023 Form 10-K for further information.
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At March 31, 2024	Liquidation Preference per Share	At March 31, 2024	At December 31, 2023
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	1,000
Total			$8,750	$8,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.

67	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
For a description of Series A through Series P preferred stock, see Note 17 to the financial statements in the 2023 Form 10-K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
Share Repurchases

	Three Months Ended March 31,
$ in millions	2024	2023
Repurchases of common stock under the Firm’s Share Repurchase Authorization	$1,000	$1,500
On June 30, 2023, the Firm announced that its Board of Directors reauthorized a multi-year repurchase program of up to $20 billion of outstanding common stock, without a set expiration date, beginning in the third quarter of 2023, which will be exercised from time to time as conditions warrant. For more information on share repurchases, see Note 17 to the financial statements in the 2023 Form 10-K.
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended March 31,
in millions	2024	2023
Weighted average common shares outstanding, basic	1,601	1,645
Effect of dilutive RSUs and PSUs	15	18
Weighted average common shares outstanding and common stock equivalents, diluted	1,616	1,663
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	—	4
Dividends

$ in millions, except per share data	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$392	$17	$343	$15
C	25	13	25	13
E	445	15	445	15
F	434	15	430	14
I	398	16	398	16
K	366	15	366	15
L	305	6	305	6
M2	29	12	29	12
N	2,226	7	2,650	8
O	266	14	266	14
P	406	16	406	16
Total Preferred stock		$146		$144
Common stock	$0.85	$1,390	$0.775	$1,305
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.

Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
December 31, 2023	$(1,153)	$(3,094)	$(595)	$(1,595)	$16	$(6,421)
OCI during the period	(112)	68	4	(568)	(28)	(636)
March 31, 2024	$(1,265)	$(3,026)	$(591)	$(2,163)	$(12)	$(7,057)
December 31, 2022	$(1,204)	$(4,192)	$(508)	$(345)	$(4)	$(6,253)
OCI during the period	32	512	(1)	(8)	7	542
March 31, 2023	$(1,172)	$(3,680)	$(509)	$(353)	$3	$(5,711)
1.Amounts are net of tax and noncontrolling interests.
Components of Period Changes in OCI

	Three Months Ended March 31, 2024
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(70)	$(103)	$(173)	$(61)	$(112)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(70)	$(103)	$(173)	$(61)	$(112)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$132	$(32)	$100	$—	$100
Reclassified to earnings	(43)	11	(32)	—	(32)
Net OCI	$89	$(21)	$68	$—	$68
Pension and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	5	(1)	4	—	4
Net OCI	$5	$(1)	$4	$—	$4
Change in net DVA
OCI activity	$(751)	$180	$(571)	$5	$(576)
Reclassified to earnings	10	(2)	8	—	8
Net OCI	$(741)	$178	$(563)	$5	$(568)
Change in fair value of cash flow hedge derivatives
OCI activity	$(47)	$11	$(36)	$—	$(36)
Reclassified to earnings	11	(3)	8	—	8
Net OCI	$(36)	$8	$(28)	$—	$(28)

	Three Months Ended March 31, 2023
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(10)	$30	$20	$(12)	$32
Reclassified to earnings	—	—	—	—	—
Net OCI	$(10)	$30	$20	$(12)	$32
Change in net unrealized gains (losses) on AFS securities
OCI activity	$710	$(167)	$543	$—	$543
Reclassified to earnings	(41)	10	(31)	—	(31)
Net OCI	$669	$(157)	$512	$—	$512
Pension and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	(1)	—	(1)	—	(1)
Net OCI	$(1)	$—	$(1)	$—	$(1)
Change in net DVA
OCI activity	$(30)	$10	$(20)	$(7)	$(13)
Reclassified to earnings	6	(1)	5	—	5
Net OCI	$(24)	$9	$(15)	$(7)	$(8)
Change in fair value of cash flow hedge derivatives
OCI activity	$7	$(1)	$6	$—	$6
Reclassified to earnings	1	—	1	—	1
Net OCI	$8	$(1)	$7	$—	$7

March 2024 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)
17. Interest Income and Interest Expense

	Three Months Ended March 31,
$ in millions	2024	2023
Interest income
Cash and cash equivalents[1]	$903	743
Investment securities	1,197	1,018
Loans	3,305	2,815
Securities purchased under agreements to resell[2]	2,530	1,477
Securities borrowed[3]	1,376	1,172
Trading assets, net of Trading liabilities	1,382	913
Customer receivables and Other[1,4]	2,237	1,842
Total interest income	$12,930	$9,980
Interest expense
Deposits	$2,476	$1,575
Borrowings	3,223	2,506
Securities sold under agreements to repurchase[5]	2,402	1,218
Securities loaned[6]	224	164
Customer payables and Other[4,7]	2,809	2,171
Total interest expense	$11,134	$7,634
Net interest	$1,796	$2,346
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
4.Certain prior period amounts have been adjusted to conform with the current period presentation. This adjustment resulted in a decrease to both interest income and interest expense of $890 million and no change to net interest income for the first quarter of 2023 for the Institutional Securities segment. See Note 2 for additional information.
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
Accrued Interest

$ in millions	At March 31, 2024	At December 31, 2023
Customer and other receivables	$5,149	$4,206
Customer and other payables	4,942	4,360
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
19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended March 31, 2024
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,447	$166	$—	$(24)	$1,589
Trading	4,583	262	(7)	14	4,852
Investments	49	19	69	—	137
Commissions and fees[1]	691	605	—	(69)	1,227
Asset management[1,2]	157	3,829	1,346	(63)	5,269
Other	124	143	3	(4)	266
Total non-interest revenues	7,051	5,024	1,411	(146)	13,340
Interest income	9,308	3,973	26	(377)	12,930
Interest expense	9,343	2,117	60	(386)	11,134
Net interest	(35)	1,856	(34)	9	1,796
Net revenues	$7,016	$6,880	$1,377	$(137)	$15,136
Provision for credit losses	$2	$(8)	$—	$—	$(6)
Compensation and benefits	2,343	3,788	565	—	6,696
Non-compensation expenses	2,320	1,294	571	(134)	4,051
Total non-interest expenses	$4,663	$5,082	$1,136	$(134)	$10,747
Income before provision for income taxes	$2,351	$1,806	$241	$(3)	$4,395
Provision for income taxes	482	403	49	(1)	933
Net income	1,869	1,403	192	(2)	3,462
Net income applicable to noncontrolling interests	50	—	—	—	50
Net income applicable to Morgan Stanley	$1,819	$1,403	$192	$(2)	$3,412

69	March 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2023
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,247	$104	$—	$(21)	$1,330
Trading	4,257	227	(16)	9	4,477
Investments	28	16	101	—	145
Commissions and fees[1]	714	590	—	(65)	1,239
Asset management[1,2]	148	3,382	1,248	(50)	4,728
Other	180	82	(6)	(4)	252
Total non-interest revenues	6,574	4,401	1,327	(131)	12,171
Interest income[3]	6,868	3,627	29	(544)	9,980
Interest expense[3]	6,645	1,469	67	(547)	7,634
Net interest	223	2,158	(38)	3	2,346
Net revenues	$6,797	$6,559	$1,289	$(128)	$14,517
Provision for credit losses	$189	$45	$—	$—	$234
Compensation and benefits	2,365	3,477	568	—	6,410
Non-compensation expenses	2,351	1,325	555	(118)	4,113
Total non-interest expenses	$4,716	$4,802	$1,123	$(118)	$10,523
Income before provision for income taxes	$1,892	$1,712	$166	$(10)	$3,760
Provision for income taxes	363	336	30	(2)	727
Net income	1,529	1,376	136	(8)	3,033
Net income applicable to noncontrolling interests	51	—	2	—	53
Net income applicable to Morgan Stanley	$1,478	$1,376	$134	$(8)	$2,980
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
3.Certain prior period amounts have been adjusted to conform with the current period presentation. This adjustment resulted in a decrease to both interest income and interest expense of $890 million and no change to net interest income for the first quarter of 2023 for the Institutional Securities segment. See Note 2 for additional information.
For a discussion about the Firm’s business segments, see Note 22 to the financial statements in the 2023 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended March 31,
$ in millions	2024	2023
Institutional Securities Advisory	$461	$638
Institutional Securities Underwriting	986	609
Firm Investment banking revenues from contracts with customers	90%	89%
Trading Revenues by Product Type

	Three Months Ended March 31,
$ in millions	2024	2023
Interest rate	$1,826	$1,368
Foreign exchange	272	262
Equity[1]	2,304	2,212
Commodity and other	595	539
Credit	(145)	96
Total	$4,852	$4,477
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At March 31, 2024	At December 31, 2023
Net cumulative unrealized performance-based fees at risk of reversing	$770	$787
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended March 31,
$ in millions	2024	2023
Fee waivers	$24	$18
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
Other Expenses—Transaction Taxes

	Three Months Ended March 31,
$ in millions	2024	2023
Transaction taxes	$206	$214
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.

March 2024 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)
Net Revenues by Region

	Three Months Ended March 31,
$ in millions	2024	2023
Americas	$11,567	$10,791
EMEA	1,826	1,737
Asia	1,743	1,989
Total	$15,136	$14,517
For a discussion about the Firm’s geographic net revenues, see Note 22 to the financial statements in the 2023 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended March 31,
$ in millions	2024	2023
Non-interest revenues	$476	$704
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At March 31, 2024	At December 31, 2023
Customer and other receivables	$2,570	$2,339
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At March 31, 2024	At December 31, 2023
Institutional Securities	$832,693	$810,506
Wealth Management	377,924	365,168
Investment Management	17,886	18,019
Total[1]	$1,228,503	$1,193,693
1. Parent assets have been fully allocated to the business segments.

71	March 2024 Form 10-Q

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31,
	2024			2023
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Cash and Cash Equivalents[1]:
U.S.	$52,696	$633	4.8%	$61,795	$531	3.5%
Non-U.S.	43,661	270	2.5%	53,663	212	1.6%
Investment securities[2]	153,866	1,197	3.1%	159,061	1,018	2.6%
Loans[2]	217,921	3,305	6.1%	214,185	2,815	5.3%
Securities purchased under agreements to resell[3]:
U.S.	52,260	1,496	11.5%	46,847	932	8.1%
Non-U.S.	49,595	1,034	8.4%	65,713	545	3.4%
Securities borrowed[4]:
U.S.	108,288	1,257	4.7%	123,206	1,095	3.6%
Non-U.S.	18,835	119	2.5%	18,683	77	1.7%
Trading assets, net of Trading liabilities:
U.S.	107,970	1,175	4.4%	87,631	786	3.6%
Non-U.S.	18,329	207	4.5%	7,264	127	7.1%
Customer receivables and Other[1,10]:
U.S.	47,180	1,700	14.5%	45,260	1,252	11.2%
Non-U.S.	17,502	537	12.3%	15,625	590	15.3%
Total	$888,103	$12,930	5.9%	$898,933	$9,980	4.5%
Interest bearing liabilities
Deposits[2]	$346,946	$2,476	2.9%	$346,973	$1,575	1.8%
Borrowings[2,5]	251,956	3,223	5.1%	245,600	2,506	4.1%
Securities sold under agreements to repurchase[6,8]:
U.S.	24,410	1,221	20.1%	21,075	670	12.9%
Non-U.S.	58,316	1,181	8.1%	41,071	548	5.4%
Securities loaned[7,8]:
U.S.	5,790	17	1.2%	4,992	13	1.1%
Non-U.S.	8,979	207	9.3%	10,016	151	6.1%
Customer payables and Other[9,10]:
U.S.	124,018	1,891	6.1%	137,766	1,402	4.1%
Non-U.S.	64,756	918	5.7%	65,818	769	4.7%
Total	$885,171	$11,134	5.1%	$873,311	$7,634	3.5%
Net interest income and net interest rate spread		$1,796	0.8%		$2,346	1.0%
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
5.Average daily balance includes borrowings carried at fair value, but for certain borrowings, interest expense is considered part of fair value and is recorded in Trading revenues.
6.Includes interest received on Securities sold under agreements to repurchase.
7.Includes fees received on Securities loaned.
8.The annualized average rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities loaned transactions, whether or not such transactions were reported in the balance sheet and (b) net average on-balance sheet balances, which exclude certain securities-for-securities transactions.
9.Includes fees received from Equity Financing customers related to their short transactions, which can be under either margin or securities lending arrangements.
10.Certain prior period amounts have been adjusted to conform with the current period presentation. See Note 2 for additional information.

March 2024 Form 10-Q	72

Glossary of Common Terms and Acronyms

2023 Form 10-K	Annual report on Form 10-K for year ended December 31, 2023 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CET1	Common Equity Tier 1
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRE	Commercial real estate
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
DCP	Employee deferred cash-based compensation plans linked to investment performance
DCP investments	Investments associated with certain DCP
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVO	Fair value option
G-SIB	Global systemically important bank
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statement	Consolidated income statement

IRS	Internal Revenue Service
IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSEHSE	Morgan Stanley Europe Holdings SE
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles in the U.S.
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. Bank Subsidiaries	Morgan Stanley Bank N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”)
U.S. GAAP	Accounting principles generally accepted in the U.S.
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

73	March 2024 Form 10-Q

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
Legal Proceedings
See “Contingencies—Legal” in Note 13 to the Financial
Statements for information about our material legal
proceedings.
Risk Factors
For a discussion of the risk factors affecting the Firm, see “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Shares Purchased as Part of Share Repurchase Authorization[2,3]	Dollar Value of Remaining Authorized Repurchase
January	8,995,283	$86.00	1,878,800	$17,039
February	6,331,034	$86.05	5,213,800	$16,590
March	4,536,567	$88.02	4,429,444	$16,200
Three Months Ended March 31, 2024	19,862,884	$86.48	11,522,044
1.Includes 8,340,840 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended March 31, 2024.
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
Other Information
None.
Exhibits

Exhibit No.	Description
15	Letter of awareness from Deloitte & Touche LLP, dated May 3, 2024, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ RAJA J. AKRAM
Raja J. Akram Deputy Chief Financial Officer, Chief Accounting Officer and Controller
Date: May 3, 2024

March 2024 Form 10-Q	74