Form 10-Q
period 2024-06-30
MORGAN STANLEY
filed 2024-08-05
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
Commission File Number 1-11758
(Exact name of Registrant as specified in its charter)

Delaware	1585 Broadway			36-3145972	(212)	761-4000
(State or other jurisdiction of incorporation or organization)	New York,	NY	10036	(I.R.S. Employer Identification No.)	(Registrant’s telephone number, including area code)
	(Address of principal executive offices, including Zip Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	MS	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate	MS/PA	New York Stock Exchange
Non-Cumulative Preferred Stock, Series A, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PE	New York Stock Exchange
Non-Cumulative Preferred Stock, Series E, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PF	New York Stock Exchange
Non-Cumulative Preferred Stock, Series F, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PI	New York Stock Exchange
Non-Cumulative Preferred Stock, Series I, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PK	New York Stock Exchange
Non-Cumulative Preferred Stock, Series K, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 4.875%	MS/PL	New York Stock Exchange
Non-Cumulative Preferred Stock, Series L, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 4.250%	MS/PO	New York Stock Exchange
Non-Cumulative Preferred Stock, Series O, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 6.500%	MS/PP	New York Stock Exchange
Non-Cumulative Preferred Stock, Series P, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 6.625%	MS/PQ	New York Stock Exchange
Non-Cumulative Preferred Stock, Series Q, $0.01 par value
Global Medium-Term Notes, Series A, Fixed Rate Step-Up Senior Notes Due 2026	MS/26C	New York Stock Exchange
of Morgan Stanley Finance LLC (and Registrant’s guarantee with respect thereto)
Global Medium-Term Notes, Series A, Floating Rate Notes Due 2029	MS/29	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 31, 2024, there were 1,617,863,626 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2024

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
A description of the clients and principal products and services of each of our business segments is as follows:
Institutional Securities provides a variety of products and services to corporations, governments, financial institutions and ultra-high net worth clients. Investment Banking services consist of capital raising and financial advisory services, including the underwriting of debt, equity securities and other products, as well as advice on mergers and acquisitions, restructurings and project finance. Our Equity and Fixed Income businesses include sales, financing, prime brokerage, market-making, Asia wealth management services and certain business-related investments. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending securities-based and other financing to clients. Other activities include research.
Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses and institutions. Wealth Management covers: financial advisor-led brokerage, custody, administrative and investment advisory services; self-directed brokerage services; financial and wealth planning services; workplace services, including stock plan administration; securities-based lending, residential real estate loans and other lending products; banking; and retirement plan services.
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

4	June 2024 Form 10-Q

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended June 30, 2024
•The Firm reported net revenues of $15.0 billion, balanced across Wealth Management and Institutional Securities.
•The Firm delivered ROE of 13.0% and ROTCE of 17.5% (see “Selected Non-GAAP Financial Information” herein).
•The Firm’s expense efficiency ratio was 72% for both the second quarter and first half of the year, benefiting from our scale and intentional expense management.
•The Firm accreted $1.5 billion of Common Equity Tier 1 capital while supporting our clients and executing capital actions. At June 30, 2024, the Firm’s Standardized Common Equity Tier 1 capital ratio was 15.2%.
•Institutional Securities net revenues of $7.0 billion reflect strong performance across the franchise, with notable strength in Equity, driven by higher client activity, and in Investment Banking, on robust debt underwriting results.
•Wealth Management delivered a pre-tax margin of 26.8%. Net revenues were $6.8 billion on higher asset management revenues driven by cumulative fee-based asset flows and a positive market environment. Fee-based asset flows were $26 billion for the second quarter and $52 billion for the first half of the year. The business added net new assets of $36 billion in the quarter and $131 billion in the first half of the year.
•Investment Management results reflect net revenues of $1.4 billion, primarily driven by increased asset management revenues on higher long-term average AUM.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share
We reported net revenues of $15.0 billion in the quarter ended June 30, 2024 (“current quarter,” or “2Q 2024”), which increased by 12% compared with $13.5 billion in the quarter ended June 30, 2023 (“prior year quarter,” or “2Q 2023”). Net income applicable to Morgan Stanley was $3.1 billion in the current quarter, which increased by 41% compared with $2.2 billion in the prior year quarter. Diluted earnings per common share was $1.82, which increased by 47% compared with $1.24 in the prior year quarter.
We reported net revenues of $30.2 billion in the six months ended June 30, 2024 (“current year period,” or “YTD 2024”), which increased by 8% compared with $28.0 billion in the six months ended June 30, 2023 (“prior year period,” or “YTD 2023”). Net income applicable to Morgan Stanley was $6.5 billion in the current year period, which increased by 26%, compared with $5.2 billion in the prior year period. Diluted earnings per common share was $3.85, which increased by 31% compared with $2.95 in the prior year period.

June 2024 Form 10-Q	5

Management’s Discussion and Analysis
Non-interest Expenses
($ in millions)

•Compensation and benefits expenses of $6,460 million in the current quarter and $13,156 million in the current year period increased 3% and 4%, respectively, compared with the prior year periods, primarily due to higher formulaic payout to Wealth Management representatives driven by higher compensable revenues and higher discretionary compensation on higher revenues. This was partially offset by lower severance costs and lower expenses related to certain employee deferred cash-based compensation plans linked to investment performance (“DCP”).
•Non-compensation expenses of $4,409 million in the current quarter and $8,460 million in the current year period increased 4% and 1%, respectively, compared with the prior year periods, primarily due to higher execution-related expenses and increased technology spend, partially offset by lower legal expenses and professional services expenses.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $76 million in the current quarter was primarily related to provisions for certain specific commercial real estate loans, mainly in the office sector and modest growth in the corporate loan portfolio. The Provision for credit losses on loans and lending commitments in the prior year quarter was $161 million, primarily related to credit deterioration in commercial real estate lending, mainly in the office sector, and modest growth in certain other loan portfolios.
The Provision for credit losses on loans and lending commitments of $70 million in the current year period was primarily related to provisions for certain specific commercial real estate loans, mainly in the office sector, modest growth in certain corporate and other loan portfolios and provisions for certain specific securities-based loans. The impact was partially offset by improvements in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments of $395 million in the prior year period was primarily related to credit deterioration in commercial real estate lending, mainly in the office sector, modest growth in certain loan portfolios, as well as deterioration in the macroeconomic outlook.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Business Segment Results
Net Revenues by Segment1
($ in millions)

6	June 2024 Form 10-Q

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
•Institutional Securities net revenues of $6,982 million in the current quarter and $13,998 million in the current year period increased 23% and 12%, respectively, compared with the prior year periods, primarily reflecting higher Equity, Fixed Income and underwriting results within Investment Banking.

•Wealth Management net revenues of $6,792 million in the current quarter and $13,672 million in the current year period increased 2% and 3%, respectively, compared with the prior year periods, primarily reflecting higher Asset management revenues, partially offset by lower Net interest income.
•Investment Management net revenues of $1,386 million in the current quarter and $2,763 million in the current year period increased 8% in both periods, compared with the prior year periods, reflecting higher Asset management and related fees and Performance based income and other revenues.
Net Revenues by Region1
($ in millions)
1.For a discussion of how the geographic breakdown of net revenues is determined, see Note 22 to the financial statements in the 2023 Form 10-K.
•Americas net revenues increased 8% in both the current quarter and the current year period, primarily driven by higher results across businesses within the Institutional Securities business segment and higher Asset management revenues within the Wealth Management business segment.
•EMEA net revenues in the current quarter increased 25% from the prior year quarter, primarily driven by higher results across business segments. EMEA net revenues in the current year period increased 14% from the prior year period, primarily driven by higher results from Equity and Investment Banking within the Institutional Securities business segment.

June 2024 Form 10-Q	7

Management’s Discussion and Analysis
•Asia net revenues in the current quarter increased 20% from the prior year quarter, primarily driven by higher results from Equity and Investment Banking within the Institutional Securities business segment. Asia net revenues in the current year period increased 2% from the prior year period, primarily driven by higher results from Equity and Investment Banking, partially offset by lower results from Fixed Income within the Institutional Securities business segment.
Selected Financial Information and Other Statistical Data

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions, except per share data	2024	2023	2024	2023
Consolidated results
Net revenues	$15,019	$13,457	$30,155	$27,974
Earnings applicable to Morgan Stanley common shareholders	$2,942	$2,049	$6,208	$4,885
Earnings per diluted common share	$1.82	$1.24	$3.85	$2.95
Consolidated financial measures
Expense efficiency ratio[1]	72%	78%	72%	75%
ROE[2]	13.0%	8.9%	13.8%	10.7%
ROTCE[2,3]	17.5%	12.1%	18.6%	14.5%
Pre-tax margin[4]	27%	21%	28%	23%
Effective tax rate	23.5%	21.0%	22.3%	20.1%
Pre-tax margin by segment[4]
Institutional Securities	29%	17%	31%	23%
Wealth Management	27%	25%	27%	26%
Investment Management	16%	13%	17%	13%

$ in millions, except per share data, worldwide employees and client assets	At June 30, 2024	At December 31, 2023
Average liquidity resources for three months ended[5]	$319,580	$314,504
Loans[6]	$237,696	$226,828
Total assets	$1,212,447	$1,193,693
Deposits	$348,890	$351,804
Borrowings	$275,197	$263,732
Common equity	$91,964	$90,288
Tangible common equity[3]	$68,484	$66,527
Common shares outstanding	1,619	1,627
Book value per common share[7]	$56.80	$55.50
Tangible book value per common share[3,7]	$42.30	$40.89
Worldwide employees (in thousands)	79	80
Client assets[8] (in billions)	$7,208	$6,588
Capital Ratios[9]
Common Equity Tier 1 capital—Standardized	15.2%	15.2%
Tier 1 capital—Standardized	17.1%	17.1%
Common Equity Tier 1 capital—Advanced	15.5%	15.5%
Tier 1 capital—Advanced	17.3%	17.4%
Tier 1 leverage	6.8%	6.7%
SLR	5.5%	5.5%
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
Economic and Market Conditions
The economic environment, client and investor confidence and overall market sentiment improved in the first half of 2024. However, geopolitical risks, inflation and uncertainty regarding the U.S. political cycle and the future path of interest rates, which have remained high relative to recent years, present ongoing risks to the economic environment. These factors have impacted, and could continue to impact capital markets and our businesses, as discussed further in “Business Segments” herein.
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
We present certain non-GAAP financial measures that exclude the impact of mark-to-market gains and losses, net of financing costs on DCP investments from net revenues. We also exclude the impact of mark-to-market gains and losses on DCP from compensation expenses. The impact of DCP investments and DCP are primarily reflected in our Wealth Management business segment results. These measures allow for better comparability of period-to-period underlying

8	June 2024 Form 10-Q

Management’s Discussion and Analysis
operating performance and revenue trends. By excluding the impact of these items, we are better able to describe the business drivers and resulting impact to net revenues and corresponding change to the associated compensation expenses.
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
For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” in the 2023 Form 10-K.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Net revenues	$15,019	$13,457	$30,155	$27,974
Adjustment for mark-to-market losses (gains) on DCP[1]	54	(114)	(133)	(267)
Adjusted Net revenues—non-GAAP	$15,073	$13,343	$30,022	$27,707
Compensation expense	$6,460	$6,262	$13,156	$12,672
Adjustment for mark-to-market gains (losses) on DCP[1]	(55)	(178)	(304)	(371)
Adjusted Compensation expense—non-GAAP	$6,405	$6,084	$12,852	$12,301
Wealth Management Net revenues	$6,792	$6,660	$13,672	$13,219
Adjustment for mark-to-market losses (gains) on DCP[1]	45	(82)	(95)	(183)
Adjusted Wealth Management Net revenues—non-GAAP	$6,837	$6,578	$13,577	$13,036
Wealth Management Compensation expense	$3,601	$3,503	$7,389	$6,980
Adjustment for mark-to-market gains (losses) on DCP[1]	(33)	(107)	(189)	(226)
Adjusted Wealth Management Compensation expense—non-GAAP	$3,568	$3,396	$7,200	$6,754

$ in millions	At June 30, 2024	At December 31, 2023
Tangible equity
Common equity	$91,964	$90,288
Less: Goodwill and net intangible assets	(23,480)	(23,761)
Tangible common equity—non-GAAP	$68,484	$66,527

	Average Monthly Balance
	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Tangible equity
Common equity	$90,608	$91,615	$90,234	$91,415
Less: Goodwill and net intangible assets	(23,557)	(24,049)	(23,631)	(24,123)
Tangible common equity—non-GAAP	$67,051	$67,566	$66,603	$67,292

June 2024 Form 10-Q	9

Management’s Discussion and Analysis
Non-GAAP Financial Measures by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2024	2023	2024	2023
Average common equity[2]
Institutional Securities	$45.0	$45.6	$45.0	$45.6
Wealth Management	29.1	28.8	29.1	28.8
Investment Management	10.8	10.4	10.8	10.4
ROE[3]
Institutional Securities	13%	6%	14%	9%
Wealth Management	19%	18%	19%	18%
Investment Management	6%	5%	7%	5%
Average tangible common equity[2]
Institutional Securities	$44.6	$45.2	$44.6	$45.2
Wealth Management	15.5	14.8	15.5	14.8
Investment Management	1.1	0.7	1.1	0.7
ROTCE[3]
Institutional Securities	13%	6%	14%	9%
Wealth Management	35%	34%	35%	35%
Investment Management	58%	70%	63%	72%
1.Net revenues and compensation expense are adjusted for DCP investments and DCP for both Firm and Wealth Management business segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” in the 2023 Form 10-K for more information.
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
Condition and Results of Operations—Business Segments” in the 2023 Form 10-K.

10	June 2024 Form 10-Q

Management’s Discussion and Analysis

Institutional Securities
Income Statement Information

	Three Months Ended June 30,		% Change
$ in millions	2024	2023
Revenues
Advisory	$592	$455	30%
Equity	352	225	56%
Fixed Income	675	395	71%
Total Underwriting	1,027	620	66%
Total Investment Banking	1,619	1,075	51%
Equity	3,018	2,548	18%
Fixed Income	1,999	1,716	16%
Other	346	315	10%
Net revenues	$6,982	$5,654	23%
Provision for credit losses	54	97	(44)%
Compensation and benefits	2,291	2,215	3%
Non-compensation expenses	2,591	2,365	10%
Total non-interest expenses	4,882	4,580	7%
Income before provision for income taxes	2,046	977	109%
Provision for income taxes	486	176	176%
Net income	1,560	801	95%
Net income applicable to noncontrolling interests	40	42	(5)%
Net income applicable to Morgan Stanley	$1,520	$759	100%

	Six Months Ended June 30,		% Change
$ in millions	2024	2023
Revenues
Advisory	$1,053	$1,093	(4)%
Equity	782	427	83%
Fixed Income	1,231	802	53%
Total Underwriting	2,013	1,229	64%
Total Investment Banking	3,066	2,322	32%
Equity	5,860	5,277	11%
Fixed Income	4,484	4,292	4%
Other	588	560	5%
Net revenues	$13,998	$12,451	12%
Provision for credit losses	56	286	(80)%
Compensation and benefits	4,634	4,580	1%
Non-compensation expenses	4,911	4,716	4%
Total non-interest expenses	9,545	9,296	3%
Income before provision for income taxes	4,397	2,869	53%
Provision for income taxes	968	539	80%
Net income	3,429	2,330	47%
Net income applicable to noncontrolling interests	90	93	(3)%
Net income applicable to Morgan Stanley	$3,339	$2,237	49%
Investment Banking
Investment Banking Volumes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2024	2023	2024	2023
Completed mergers and acquisitions[1]	$228	$91	$344	$219
Equity and equity-related offerings[2,3]	12	9	29	20
Fixed Income offerings[2,4]	81	75	181	138
Source: Refinitiv data as of July 1, 2024. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Revenues of $1,619 million in the current quarter increased 51% from the prior year quarter, reflecting increases across businesses.
•Advisory revenues increased on higher completed M&A transactions.
•Equity underwriting revenues increased on higher private placement offerings, initial public offerings and convertible issuances, partially offset by lower revenues from follow-on offerings.
•Fixed Income underwriting revenues increased, primarily in non-investment grade issuances.
Revenues of $3,066 million in the current year period increased 32% compared with the prior year period, primarily reflecting an increase in underwriting revenues.
•Advisory revenues decreased primarily due to lower fee realizations.
•Equity underwriting revenues increased on higher volumes across products, particularly in initial public offerings.
•Fixed Income underwriting revenues increased across products, particularly in non-investment grade issuances.
While Investment Banking results improved from recent quarters, we continue to operate in a market environment with lower completed M&A activity relative to longer-term averages.
See “Investment Banking Volumes” herein.

June 2024 Form 10-Q	11

Management’s Discussion and Analysis
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended June 30, 2024
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$2,101	$134	$(719)	$1	$1,517
Execution services	933	613	(83)	38	1,501
Total Equity	$3,034	$747	$(802)	$39	$3,018
Total Fixed Income	$2,103	$97	$(234)	$33	$1,999

	Three Months Ended June 30, 2023
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,869	$130	$(618)	$6	$1,387
Execution services	656	542	(44)	7	1,161
Total Equity	$2,525	$672	$(662)	$13	$2,548
Total Fixed Income	$1,935	$84	$(475)	$172	$1,716

	Six Months Ended June 30, 2024
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$4,123	$270	$(1,610)	$2	$2,785
Execution services	1,906	1,221	(124)	72	3,075
Total Equity	$6,029	$1,491	$(1,734)	$74	$5,860
Total Fixed Income	$4,696	$201	$(524)	$111	$4,484

	Six Months Ended June 30, 2023
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$3,565	$264	$(1,159)	$38	$2,708
Execution services	1,505	1,161	(104)	7	2,569
Total Equity	$5,070	$1,425	$(1,263)	$45	$5,277
Total Fixed Income	$4,412	$193	$(563)	$250	$4,292
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $3,018 million in the current quarter increased 18% compared with the prior year quarter, primarily reflecting an increase in Execution services and Financing, particularly in Asia.
•Financing revenues increased primarily due to higher average client balances and activity, partially offset by lower spreads driven by changes in the client balance mix and higher funding costs.
•Execution services revenues increased on higher gains on inventory held to facilitate client activity and increased client activity in derivatives and cash equities.
Net revenues of $5,860 million in the current year period increased 11% compared with the prior year period, primarily reflecting an increase in Execution services.
•Financing revenues increased primarily due to higher average client balances and activity, partially offset by lower gains on inventory held to facilitate client activity in Asia compared with elevated results in the prior year period.
•Execution services revenues increased on higher gains on inventory held to facilitate client activity and increased client activity in derivatives and cash equities.
Fixed Income
Net revenues of $1,999 million in the current quarter increased 16% from the prior year quarter, primarily reflecting an increase in Credit and Global macro products.
•Global macro products revenues increased primarily due to improved results in foreign exchange products, partially offset by a decline in rates products.
•Credit products revenues increased across products, most notably in securitized products.
•Commodities products and other fixed income revenues decreased primarily due to decreased client activity, partially offset by gains on inventory held to facilitate client activity.
Net revenues of $4,484 million in the current year period increased 4% compared with the prior year period, primarily reflecting an increase in Credit products.
•Global macro products revenues decreased primarily due to a decline in rates products, partially offset by improved results in foreign exchange products.
•Credit products revenues increased primarily due to higher gains on securitized products.
•Commodities products and other fixed income revenues increased primarily due to higher gains on inventory held to facilitate client activity, partially offset by lower client activity.
Other Net Revenues
Other net revenues were $346 million in the current quarter, compared with $315 million in the prior year quarter, primarily due to higher net interest income and fees and lower mark-to-market losses on corporate loans, inclusive of hedges.
Other net revenues were $588 million in the current year period compared with $560 million in the prior year period, primarily due to higher net interest income and fees, partially offset by higher mark-to-market losses on corporate loans, inclusive of hedges.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $54 million in the current quarter was primarily related to provisions for certain specific commercial real estate loans, mainly in the office sector, and modest growth in the corporate loan portfolio. The Provision for credit losses on loans and lending commitments was $97 million in the prior year quarter, primarily related to credit deterioration in commercial real estate lending, mainly in the office sector, and modest growth in certain loan portfolios.

12	June 2024 Form 10-Q

Management’s Discussion and Analysis
The Provision for credit losses on loans and lending commitments of $56 million in the current year period was primarily related to provisions for certain specific commercial real estate loans, mainly in the office sector, and modest growth in certain corporate loan portfolios. This was partially offset by improvements in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments was $286 million in the prior year period, primarily related to credit deterioration in commercial real estate lending, mainly in the office sector, modest growth in certain loan portfolios and deterioration in the macroeconomic outlook.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-interest Expenses
Non-interest expenses of $4,882 million in the current quarter and $9,545 million in the current year period increased 7% and 3%, respectively, compared with the prior year periods, primarily as a result of higher Non-compensation expenses.
•Compensation and benefits expenses increased primarily due to higher discretionary incentive compensation on higher revenues, partially offset by lower severance costs.
•Non-compensation expenses increased primarily due to higher execution-related expenses and increased technology spend, partially offset by lower legal expenses.

June 2024 Form 10-Q	13

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended June 30,		% Change
$ in millions	2024	2023
Revenues
Asset management	$3,989	$3,452	16%
Transactional[1]	782	869	(10)%
Net interest	1,798	2,156	(17)%
Other[1]	223	183	22%
Net revenues	6,792	6,660	2%
Provision for credit losses	22	64	(66)%
Compensation and benefits	3,601	3,503	3%
Non-compensation expenses	1,348	1,412	(5)%
Total non-interest expenses	4,949	4,915	1%
Income before provision for income taxes	$1,821	$1,681	8%
Provision for income taxes	418	373	12%
Net income applicable to Morgan Stanley	$1,403	$1,308	7%

	Six Months Ended June 30,		% Change
$ in millions	2024	2023
Revenues
Asset management	$7,818	$6,834	14%
Transactional[1]	1,815	1,790	1%
Net interest	3,654	4,314	(15)%
Other[1]	385	281	37%
Net revenues	13,672	13,219	3%
Provision for credit losses	14	109	(87)%
Compensation and benefits	7,389	6,980	6%
Non-compensation expenses	2,642	2,737	(3)%
Total non-interest expenses	10,031	9,717	3%
Income before provision for income taxes	$3,627	$3,393	7%
Provision for income taxes	821	709	16%
Net income applicable to Morgan Stanley	$2,806	$2,684	5%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues. Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At June 30, 2024	At December 31, 2023
Total client assets[1]	$5,690	$5,129
U.S. Bank Subsidiary loans	$151	$147
Margin and other lending[2]	$25	$21
Deposits[3]	$343	$346
Annualized weighted average cost of deposits[4]
Period end	3.11%	2.92%
Period average for three months ended	3.03%	2.86%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net new assets	$36.4	$89.5	$131.3	$199.1
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
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products, excluding the effect of related hedging derivatives. The period end cost of deposits is based upon balances and rates as of June 30, 2024 and December 31, 2023. The period average is based on daily balances and rates for the period.
Net New Assets
NNA represent client asset inflows, inclusive of interest, dividends and asset acquisitions, less client asset outflows, and exclude the impact of business combinations/divestitures and the impact of fees and commissions. The level of NNA in a given period is influenced by a variety of factors, including macroeconomic factors that impact client investment and spending behaviors, seasonality, our ability to attract and retain financial advisors and clients, and large idiosyncratic inflows and outflows. These factors have had an impact on our NNA in recent periods. Should these factors continue, the growth rate of our NNA may be impacted.
Advisor-led Channel

$ in billions	At June 30, 2024	At December 31, 2023
Advisor-led client assets[1]	$4,443	$3,979
Fee-based client assets[2]	$2,188	$1,983
Fee-based client assets as a percentage of advisor-led client assets	49%	50%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fee-based asset flows[3]	$26.0	$22.7	$52.2	$45.1
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

14	June 2024 Form 10-Q

Management’s Discussion and Analysis
Self-directed Channel

	At June 30, 2024	At December 31, 2023
Self-directed client assets[1] (in billions)	$1,247	$1,150
Self-directed households[2] (in millions)	8.2	8.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Daily average revenue trades (“DARTs”)[3] (in thousands)	781	765	810	798
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

	At June 30, 2024	At December 31, 2023
Stock plan unvested assets[2] (in billions)	$452	$416
Stock plan participants[3] (in millions)	6.6	6.6
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
Net Revenues
Asset Management
Asset management revenues of $3,989 million in the current quarter and $7,818 million in the current year period increased 16% and 14%, respectively, compared with the prior year periods, primarily reflecting higher fee-based asset levels in the current quarter due to higher market levels and the cumulative impact of positive fee-based flows.
See “Fee-Based Client Assets Rollforwards” herein.
Transactional Revenues
Transactional revenues of $782 million in the current quarter decreased 10% compared with the prior year quarter, primarily driven by losses on DCP investments compared with gains in the prior year quarter, partially offset by higher equity related transactions.
In the current year period, transactional revenues of $1,815 million increased 1% compared with the prior year period, primarily driven by higher equity related transactions, partially offset by lower gains on DCP investments.
For further information on the impact of DCP, see “Selected Non-GAAP Financial Information” herein.
Net Interest
Net interest revenues of $1,798 million in the current quarter and $3,654 million in the current year period decreased 17% and 15%, respectively, compared with the prior year periods, primarily due to changes in deposit mix, partially offset by the net effect of higher interest rates.
The level and pace of interest rate changes and other macroeconomic factors continued to impact client preferences for cash allocation to higher-yielding products and client demand for loans. Certain of these factors have impacted our net interest income and to the extent they persist, or others arise, such as pricing changes to certain deposit types due to various competitive dynamics, net interest income may be further impacted in future periods.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $22 million in the current quarter was primarily related to certain specific securities-based loans. The Provision for credit losses on loans and lending commitments of $64 million in the prior year quarter was primarily related to credit deterioration in commercial real estate lending, mainly in the office sector.

The Provision for credit losses on loans and lending commitments of $14 million in the current year period was primarily related to certain specific securities-based and commercial real estate loans, mainly in the office sector. This was partially offset by improvements in the macroeconomic outlook. In the prior year period, the Provision for credit losses on loans and lending commitments of $109 million was primarily related to credit deterioration in commercial real estate lending, mainly in the office sector, and deterioration in the macroeconomic outlook.
Non-interest Expenses
Non-interest expenses of $4,949 million in the current quarter and $10,031 million in the current year period increased 1% and 3%, respectively, compared with the prior year periods, as a result of higher Compensation and benefits expenses, partially offset by lower Non-compensation expenses.
•Compensation and benefits expenses increased from the prior year periods, primarily as a result of an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues, partially offset by lower severance costs and lower expenses related to DCP.

•Non-compensation expense decreased from the prior year periods reflecting lower professional services and legal expenses, partially offset by higher spend on technology.

June 2024 Form 10-Q	15

Management’s Discussion and Analysis
Fee-Based Client Assets Rollforwards

$ in billions	At March 31, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	At June 30, 2024
Separately managed[4]	$631	$21	$(13)	$24	$663
Unified managed	545	29	(15)	2	561
Advisor	198	8	(10)	3	199
Portfolio manager	688	32	(26)	10	704
Subtotal	$2,062	$90	$(64)	$39	$2,127
Cash management	62	23	(24)	—	61
Total fee-based client assets	$2,124	$113	$(88)	$39	$2,188

$ in billions	At March 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	At June 30, 2023
Separately managed[4]	$528	$15	$(10)	$23	$556
Unified managed	432	23	(13)	14	456
Advisor	176	8	(9)	7	182
Portfolio manager	578	28	(19)	20	607
Subtotal	$1,714	$74	$(51)	$64	$1,801
Cash management	55	16	(16)	—	55
Total fee-based client assets	$1,769	$90	$(67)	$64	$1,856

$ in billions	At December 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	At June 30, 2024
Separately managed[4]	$589	$36	$(25)	$63	$663
Unified managed	501	60	(28)	28	561
Advisor	188	15	(19)	15	199
Portfolio manager	645	60	(47)	46	704
Subtotal	$1,923	$171	$(119)	$152	$2,127
Cash management	60	35	(34)	—	61
Total fee-based client assets	$1,983	$206	$(153)	$152	$2,188

$ in billions	At December 31, 2022	Inflows[1]	Outflows[2]	Market Impact[3]	At June 30, 2023
Separately managed[4]	$501	$27	$(13)	$41	$556
Unified managed	408	42	(25)	31	456
Advisor	167	16	(17)	16	182
Portfolio manager	552	52	(37)	40	607
Subtotal	$1,628	$137	$(92)	$128	$1,801
Cash management	50	35	(30)	—	55
Total fee-based client assets	$1,678	$172	$(122)	$128	$1,856
1.Inflows include new accounts, account transfers, deposits, dividends and interest.
2.Outflows include closed or terminated accounts, account transfers, withdrawals and client fees.
3.Market impact includes realized and unrealized gains and losses on portfolio investments.
4.Includes non-custody account values based on asset values reported on a quarter lag by third-party custodians.
Average Fee Rates1

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2024	2023	2024	2023
Separately managed	12	13	12	13
Unified managed	91	92	91	93
Advisor	79	80	79	80
Portfolio manager	89	91	89	91
Subtotal	65	66	65	66
Cash management	6	6	6	6
Total fee-based client assets	63	64	63	64
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
For a description of fee-based client assets in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2023 Form 10-K.

16	June 2024 Form 10-Q

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended June 30,		% Change
$ in millions	2024	2023
Revenues
Asset management and related fees	$1,342	$1,268	6%
Performance-based income and other[1]	44	13	N/M
Net revenues	1,386	1,281	8%
Compensation and benefits	568	544	4%
Non-compensation expenses	596	567	5%
Total non-interest expenses	1,164	1,111	5%
Income before provision for income taxes	222	170	31%
Provision for income taxes	56	46	22%
Net income	166	124	34%
Net income (loss) applicable to noncontrolling interests	1	(3)	133%
Net income applicable to Morgan Stanley	$165	$127	30%

	Six Months Ended June 30,		% Change
$ in millions	2024	2023
Revenues
Asset management and related fees	$2,688	$2,516	7%
Performance-based income and other[1]	75	54	39%
Net revenues	2,763	2,570	8%
Compensation and benefits	1,133	1,112	2%
Non-compensation expenses	1,167	1,122	4%
Total non-interest expenses	2,300	2,234	3%
Income before provision for income taxes	463	336	38%
Provision for income taxes	105	76	38%
Net income	358	260	38%
Net income (loss) applicable to noncontrolling interests	1	(1)	200%
Net income applicable to Morgan Stanley	$357	$261	37%
1.Includes Investments, Trading, Commissions and fees, Net interest, and Other revenues.
Net Revenues
Asset Management and Related Fees

Asset management and related fees of $1,342 million in the current quarter and $2,688 million in the current year period increased 6% and 7%, respectively, from the prior year periods, primarily driven by higher average AUM on higher market levels from the prior year periods.

Asset management revenues are influenced by the level, relative mix of AUM and related fee rates. While higher market levels drove increases in average AUM in the current quarter, we have continued to see net outflows in the Equity asset class, which may be influenced by the performance of our products relative to their benchmarks, partially offset by net inflows in the Alternatives and Solutions asset class reflecting client preferences. To the extent these conditions continue, we would expect our Asset management revenue to continue to be impacted.
See “Assets under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues of $44 million in the current quarter and $75 million in the current year period increased, from the prior year periods, primarily due to higher accrued carried interest in certain private funds, partially offset by lower revenues from DCP investments.
Non-interest Expenses
Non-interest expenses of $1,164 million in the current quarter increased 5% from the prior year quarter, as a result of higher Non-compensation expenses and Compensation expenses.
•Compensation and benefits expenses increased in the current quarter, primarily due to higher expenses related to compensation associated with carried interest, partially offset by lower expenses related to DCP.
•Non-compensation expenses increased in the current quarter, primarily due to increased technology and infrastructure spend.
Non-interest expenses of $2,300 million in the current year period increased 3% from the prior year period, as a result of higher Non-compensation expenses and Compensation expenses.
•Compensation and benefits expenses increased in the current year period, primarily due to higher expenses related to compensation associated with carried interest, partially offset by lower expenses related to DCP.
•Non-compensation expenses increased in the current year period, primarily due to higher distribution expenses on higher AUM and increased technology and infrastructure spend.

June 2024 Form 10-Q	17

Management’s Discussion and Analysis
Assets under Management or Supervision Rollforwards

$ in billions	At Mar 31, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At June 30, 2024
Equity	$310	$9	$(18)	$2	$(2)	$301
Fixed Income	174	14	(12)	1	(1)	176
Alternatives and Solutions	543	33	(26)	10	(2)	558
Long-Term AUM	$1,027	$56	$(56)	$13	$(5)	$1,035
Liquidity and Overlay Services	478	567	(561)	5	(6)	483
Total	$1,505	$623	$(617)	$18	$(11)	$1,518

$ in billions	At Mar 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4,5]	At June 30, 2023
Equity	$277	$10	$(15)	$20	$(3)	$289
Fixed Income	175	12	(16)	1	(7)	165
Alternatives and Solutions	448	30	(18)	17	5	482
Long-Term AUM	$900	$52	$(49)	$38	$(5)	$936
Liquidity and Overlay Services	462	575	(562)	4	(3)	476
Total	$1,362	$627	$(611)	$42	$(8)	$1,412

$ in billions	At Dec 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At June 30, 2024
Equity	$295	$20	$(34)	$26	$(6)	$301
Fixed Income	171	31	(25)	2	(3)	176
Alternatives and Solutions	508	68	(50)	36	(4)	558
Long-Term AUM	$974	$119	$(109)	$64	$(13)	$1,035
Liquidity and Overlay Services	485	1,089	(1,092)	11	(10)	483
Total	$1,459	$1,208	$(1,201)	$75	$(23)	$1,518

$ in billions	At Dec 31, 2022	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4,5]	At June 30, 2023
Equity	$259	$20	$(27)	$41	$(4)	$289
Fixed Income	173	28	(33)	5	(8)	165
Alternatives and Solutions	431	48	(34)	32	5	482
Long-Term AUM	$863	$96	$(94)	$78	$(7)	$936
Liquidity and Overlay Services	442	1,160	(1,130)	10	(6)	476
Total	$1,305	$1,256	$(1,224)	$88	$(13)	$1,412
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

Average AUM

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2024	2023	2024	2023
Equity	$300	$280	$299	$275
Fixed income	174	170	173	172
Alternatives and Solutions	545	459	533	451
Long-term AUM subtotal	1,019	909	1,005	898
Liquidity and Overlay Services	479	467	481	454
Total AUM	$1,498	$1,376	$1,486	$1,352
Average Fee Rates1

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2024	2023	2024	2023
Equity	70	71	71	71
Fixed income	36	35	36	35
Alternatives and Solutions	29	32	29	33
Long-term AUM	42	45	43	45
Liquidity and Overlay Services	12	12	12	13
Total AUM	33	34	33	34
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

18	June 2024 Form 10-Q

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
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At June 30, 2024	At December 31, 2023
Investment securities:
Available-for-sale at fair value	$69.0	$66.6
Held-to-maturity	50.2	51.4
Total Investment securities	$119.2	$118.0
Wealth Management Loans[2]
Residential real estate	$63.1	$60.3
Securities-based lending and Other[3]	87.8	86.2
Total, net of ACL	$150.9	$146.5
Institutional Securities Loans[2]
Corporate	$8.1	$10.1
Secured lending facilities	46.4	40.8
Commercial and Residential real estate	11.2	10.7
Securities-based lending and Other	4.3	4.1
Total, net of ACL	$70.0	$65.7
Total Assets	$400.1	$396.1
Deposits[4]	$342.9	$346.1
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

June 2024 Form 10-Q	19

Management’s Discussion and Analysis
Liquidity and Capital Resources
Our liquidity and capital policies are established and maintained by senior management, with oversight by the Asset/Liability Management Committee and our Board of Directors (“Board”). Through various risk and control committees, senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity, interest rate and currency sensitivity of our asset and liability position. Our Corporate Treasury department (“Treasury”), Firm Risk Committee, Asset/Liability Management Committee, and other committees and control groups assist in evaluating, monitoring and managing the impact that our business activities have on our balance sheet, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board and the Risk Committee of the Board.
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
Total Assets by Business Segment

	At June 30, 2024
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$75,675	$14,376	$109	$90,160
Trading assets at fair value	341,502	10,144	5,397	357,043
Investment securities	38,342	117,089	—	155,431
Securities purchased under agreements to resell	101,619	17,291	—	118,910
Securities borrowed	121,630	1,079	—	122,709
Customer and other receivables	52,504	34,723	1,491	88,718
Loans[1]	77,336	150,907	4	228,247
Goodwill	442	10,195	6,082	16,719
Intangible assets	32	3,186	3,545	6,763
Other assets[2]	15,890	10,745	1,112	27,747
Total assets	$824,972	$369,735	$17,740	$1,212,447

	At December 31, 2023
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$72,928	$16,172	$132	$89,232
Trading assets at fair value	353,841	7,962	5,271	367,074
Investment securities	39,212	115,595	—	154,807
Securities purchased under agreements to resell	90,701	20,039	—	110,740
Securities borrowed	119,823	1,268	—	121,091
Customer and other receivables	47,333	31,237	1,535	80,105
Loans[1]	72,110	146,526	4	218,640
Goodwill	424	10,199	6,084	16,707
Intangible assets	26	3,427	3,602	7,055
Other assets[2]	14,108	12,743	1,391	28,242
Total assets	$810,506	$365,168	$18,019	$1,193,693
1.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheet (see Note 9 to the financial statements).
2.Other assets primarily includes premises, equipment and software, ROU assets related to leases, other investments, and deferred tax assets.
A substantial portion of total assets consists of cash and cash equivalents, liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from market-making, financing and prime brokerage activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio. Total assets of $1,212 billion at June 30, 2024 were relatively unchanged from $1,194 billion at December 31, 2023.
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
At June 30, 2024 and December 31, 2023, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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

20	June 2024 Form 10-Q

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
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2024	March 31, 2024
Cash deposits with central banks	$51,309	$63,913
Unencumbered HQLA Securities[1]:
U.S. government obligations	150,798	140,628
U.S. agency and agency mortgage-backed securities	89,413	86,507
Non-U.S. sovereign obligations[2]	19,849	19,397
Other investment grade securities	831	969
Total HQLA[1]	$312,200	$311,414
Cash deposits with banks (non-HQLA)	7,380	7,250
Total Liquidity Resources	$319,580	$318,664
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered French, U.K., Japanese, Italian, German, and Spanish government obligations.
Liquidity Resources by Bank and Non-Bank Legal Entities

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2024	March 31, 2024
Bank legal entities
U.S.	$131,093	$139,457
Non-U.S.	5,726	5,661
Total Bank legal entities	136,819	145,118
Non-Bank legal entities
U.S.:
Parent Company	63,909	59,420
Non-Parent Company	58,353	56,059
Total U.S.	122,262	115,479
Non-U.S.	60,499	58,067
Total Non-Bank legal entities	182,761	173,546
Total Liquidity Resources	$319,580	$318,664
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
As of June 30, 2024, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2024	March 31, 2024
Eligible HQLA
Cash deposits with central banks	$43,887	$58,096
Securities[1]	215,681	192,944
Total Eligible HQLA	$259,568	$251,040
Net cash outflows	$198,559	$200,358
LCR	131%	125%
1.Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
Net Stable Funding Ratio

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2024	March 31, 2024
Available stable funding	$592,300	$575,166
Required stable funding	493,006	477,521
NSFR	120%	120%

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

June 2024 Form 10-Q	21

Management’s Discussion and Analysis
carrying deposit products and other liabilities across the businesses based on the characteristics of those deposits and other liabilities.
Secured Financing
For a discussion of our secured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Secured Financing” in the 2023 Form 10-K.
Collateralized Financing Transactions

$ in millions	At June 30, 2024	At December 31, 2023
Securities purchased under agreements to resell and Securities borrowed	$241,619	$231,831
Securities sold under agreements to repurchase and Securities loaned	$82,755	$77,708
Securities received as collateral[1]	$4,217	$6,219

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2024	December 31, 2023
Securities purchased under agreements to resell and Securities borrowed	$233,824	$235,928
Securities sold under agreements to repurchase and Securities loaned	$90,788	$87,285
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
Deposits

$ in millions	At June 30, 2024	At December 31, 2023
Savings and demand deposits:
Brokerage sweep deposits[1]	$130,771	$148,274
Savings and other	146,627	139,978
Total Savings and demand deposits	277,398	288,252
Time deposits[2]	71,492	63,552
Total[3]	$348,890	$351,804
1.Amounts represent balances swept from client brokerage accounts.
2.Our Time deposits are predominantly brokered certificates of deposit.
3.Our deposits are primarily held in U.S. offices.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics relative to other sources of funding. Each category of deposits presented above has a different cost profile and clients may respond differently to changes in interest rates and other macroeconomic conditions. Total deposits in the current year period were relatively unchanged as a result of a continued reduction in Brokerage sweep deposits, largely due to net outflows to alternative cash equivalent and other investment products, offset by an increase in Time deposits.
Borrowings by Maturity at June 30, 20241

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$5,299	$5,299
Original maturities greater than one year
2024	$3,300	$4,393	$7,693
2025	14,805	14,639	29,444
2026	24,404	11,698	36,102
2027	20,580	8,183	28,763
2028	13,706	12,776	26,482
Thereafter	103,081	38,332	141,413
Total greater than one year	$179,876	$90,021	$269,897
Total	$179,876	$95,320	$275,196
Maturities over next 12 months[2]			$18,797
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $275 billion as of June 30, 2024 increased when compared with $264 billion at December 31, 2023 primarily due to issuances net of maturities and redemptions.
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

22	June 2024 Form 10-Q

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
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at July 31, 2024

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Positive
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	A1	Stable
Rating and Investment Information, Inc.	a-1	A+	Stable
S&P Global Ratings	A-2	A-	Stable

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1+	AA-	Stable
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable
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
Capital Management
We view capital as an important source of financial strength and actively manage our consolidated capital position based upon, among other things, business opportunities, risks, capital availability and rates of return together with internal capital policies, regulatory requirements, such as the SCB, and rating agency guidelines. In the future, we may expand or contract our capital base to address the changing needs of our businesses.
Common Stock Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except for per share data	2024	2023	2024	2023
Number of shares	8	12	19	28
Average price per share	$95.96	$83.86	$90.50	$90.29
Total	$750	$1,000	$1,750	$2,500
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein and Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	July 16, 2024
Amount per share	$0.925
Date to be paid	August 15, 2024
Shareholders of record as of	July 31, 2024
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

June 2024 Form 10-Q	23

Management’s Discussion and Analysis
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

	At June 30, 2024 and December 31, 2023
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

	Regulatory Minimum	At June 30, 2024 and December 31, 2023
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	12.9%	10.0%
Tier 1 capital ratio	6.0%	14.4%	11.5%
Total capital ratio	8.0%	16.4%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At June 30, 2024 and December 31, 2023, the differences between the actual and required ratios were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced SLR capital buffer of at least 2%.
CECL Deferral. Beginning on January 1, 2020, we elected to defer the effect of the adoption of CECL on our risk-based and leverage-based capital amounts and ratios, as well as our

24	June 2024 Form 10-Q

Management’s Discussion and Analysis
RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022 and are phased-in at 75% from January 1, 2024. The deferral impacts will become fully phased-in beginning on January 1, 2025.
Regulatory Capital Ratios
Risk-based capital

	Standardized		Advanced
$ in millions	At June 30, 2024	At Dec 31, 2023	At June 30, 2024	At Dec 31, 2023
Risk-based capital
CET1 capital	$71,791	$69,448	$71,791	$69,448
Tier 1 capital	80,513	78,183	80,513	78,183
Total capital	92,240	88,874	91,463	88,190
Total RWA	472,102	456,053	464,605	448,154
Risk-based capital ratios
CET1 capital	15.2%	15.2%	15.5%	15.5%
Tier 1 capital	17.1%	17.1%	17.3%	17.4%
Total capital	19.5%	19.5%	19.7%	19.7%
Required ratios[1]
CET1 capital	12.9%	12.9%	10.0%	10.0%
Tier 1 capital	14.4%	14.4%	11.5%	11.5%
Total capital	16.4%	16.4%	13.5%	13.5%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At June 30, 2024	At December 31, 2023
Leveraged-based capital
Adjusted average assets[1]	$1,185,506	$1,159,626
Supplementary leverage exposure[2]	1,473,391	1,429,552
Leveraged-based capital ratios
Tier 1 leverage	6.8%	6.7%
SLR	5.5%	5.5%
Required ratios[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
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
3.Required ratios are inclusive of any buffers applicable as of the date presented.

Regulatory Capital

$ in millions	At June 30, 2024	At December 31, 2023	Change
CET1 capital
Common shareholders' equity	$91,964	$90,288	$1,676
Regulatory adjustments and deductions:
Net goodwill	(16,373)	(16,394)	21
Net intangible assets	(5,265)	(5,509)	244
Impact of CECL transition	62	124	(62)
Other adjustments and deductions[1]	1,403	939	464
Total CET1 capital	$71,791	$69,448	$2,343
Additional Tier 1 capital
Preferred stock	$8,750	$8,750	$—
Noncontrolling interests	779	758	21
Additional Tier 1 capital	$9,529	$9,508	$21
Deduction for investments in covered funds	(807)	(773)	(34)
Total Tier 1 capital	$80,513	$78,183	$2,330
Standardized Tier 2 capital
Subordinated debt	$9,657	$8,760	$897
Eligible ACL	2,117	2,051	66
Other adjustments and deductions	(47)	(120)	73
Total Standardized Tier 2 capital	$11,727	$10,691	$1,036
Total Standardized capital	$92,240	$88,874	$3,366
Advanced Tier 2 capital
Subordinated debt	$9,657	$8,760	$897
Eligible credit reserves	1,340	1,367	(27)
Other adjustments and deductions	(47)	(120)	73
Total Advanced Tier 2 capital	$10,950	$10,007	$943
Total Advanced capital	$91,463	$88,190	$3,273
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

June 2024 Form 10-Q	25

Management’s Discussion and Analysis
RWA Rollforward

	Six Months Ended June 30, 2024
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2023	$407,731	$297,858
Change related to the following items:
Derivatives	(1,656)	(4,663)
Securities financing transactions	4,692	788
Investment securities	(549)	(1,573)
Commitments, guarantees and loans	3,664	12,733
Equity investments	387	184
Other credit risk	3,812	3,172
Total change in credit risk RWA	$10,350	$10,641
Balance at June 30, 2024	$418,081	$308,499
Market risk RWA
Balance at December 31, 2023	$48,322	$48,201
Change related to the following items:
Regulatory VaR	131	131
Regulatory stressed VaR	2,922	2,922
Incremental risk charge	1,306	1,306
Comprehensive risk measure	358	480
Specific risk	982	981
Total change in market risk RWA	$5,699	$5,820
Balance at June 30, 2024	$54,021	$54,021
Operational risk RWA
Balance at December 31, 2023	N/A	$102,095
Change in operational risk RWA	N/A	(10)
Balance at June 30, 2024	N/A	$102,085
Total RWA	$472,102	$464,605
Regulatory VaR—VaR for regulatory capital requirements

In the current year period, Credit risk RWA increased under both the Standardized and Advanced Approaches. Under the Standardized Approach, the increase was primarily due to higher securities financing transactions, increase in Other credit risk driven by higher securitizations, and increased exposure in Corporate lending, partially offset by decreased exposure in derivatives. Under the Advanced Approach, the increase was primarily due to growth in Corporate lending and increase in Other credit risk driven by securitizations, partially offset by decreased exposure in derivatives.

Market risk RWA increased in the current year period under both the Standardized and Advanced Approaches, primarily due to higher Regulatory Stressed VaR, higher Specific risk charges on non-securitization standardized charges, and increased Incremental risk charges.

Operational risk RWA in the current year period remained relatively unchanged.
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
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At June 30, 2024	At December 31, 2023
External TLAC[2]			$261,207	$250,914
External TLAC as a % of RWA	18.0%	21.5%	55.3%	55.0%
External TLAC as a % of leverage exposure	7.5%	9.5%	17.7%	17.6%
Eligible LTD[3]			$170,840	$162,547
Eligible LTD as a % of RWA	9.0%	9.0%	36.2%	35.6%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	11.6%	11.4%
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
We are in compliance with all TLAC requirements as of June 30, 2024 and December 31, 2023.
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
For the 2024 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 5, 2024. On June 26, 2024,

26	June 2024 Form 10-Q

Management’s Discussion and Analysis
the Federal Reserve published summary results of its supervisory stress tests of each large BHC, in which the projected decline in our Common Equity Tier 1 ratio in the severely adverse scenario increased from the prior annual supervisory stress test by 50 basis points, from 4.1% to 4.6%. Following the publication of the supervisory stress test results, we announced that our SCB is expected to be 6.0% from October 1, 2024 through September 30, 2025. In addition to the projected decline in our Common Equity Tier 1 ratio in the severely adverse scenario, our expected SCB reflects the increase in our common stock dividend in the dividend add-on. Together with other features of the regulatory capital framework, this SCB results in an aggregate Standardized Approach Common Equity Tier 1 ratio of 13.5%. Generally, our SCB is determined annually based on the results of the supervisory stress test.

We also disclosed a summary of the results of our company-run stress tests on our Investor Relations website and increased our quarterly common stock dividend to $0.925 per share from $0.85, beginning with the common stock dividend announced on July 16, 2024.
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
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2024	2023	2024	2023
Institutional Securities	$45.0	$45.6	$45.0	$45.6
Wealth Management	29.1	28.8	29.1	28.8
Investment Management	10.8	10.4	10.8	10.4
Parent Company	5.7	6.8	5.3	6.6
Total	$90.6	$91.6	$90.2	$91.4
1.The attribution of average common equity to the business segments is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
We continue to evaluate our Required Capital framework with respect to the impact of evolving regulatory requirements, as appropriate.
Resolution and Recovery Planning
We are required to submit once every two years to the Federal Reserve and the FDIC (“Agencies”) a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. We submitted our 2023 full resolution plan on June 30, 2023. In June 2024, we received joint feedback on our 2023 resolution plan from the Agencies, with no shortcomings or deficiencies identified.
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

June 2024 Form 10-Q	27

Management’s Discussion and Analysis
Regulatory Developments and Other Matters
FDIC Final Rulemaking on Insured Depository Institution Resolution Plans

On June 20, 2024, the FDIC adopted a final rule to modify the required cadence and informational content of covered insured depository institution ("IDI") resolution plan submissions, which describe the IDI's strategy for a rapid and orderly resolution in the event of material financial distress or failure of the IDI. As a result of the final rule, our U.S. Bank Subsidiaries will be required to submit full resolution plans every two years and interim targeted information at certain times between full resolution plan submissions. In addition, the new rule introduces a new credibility standard that will be used to evaluate full resolution plan submissions, which would be subject to FDIC enforcement action. The final rule is effective beginning October 1, 2024, and the first submission for our U.S. Bank Subsidiaries under the new rule will be in 2026. For more information on our resolution plan-related submissions and associated regulatory actions, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning" in the 2023 Form 10-K.
FDIC Final Rulemaking on Special Assessment

Following the failures of certain banks and resulting losses to the FDIC’s Deposit Insurance Fund in the first half of 2023, the FDIC adopted a final rule on November 16, 2023 to implement a special assessment to recover the cost associated with protecting uninsured depositors. Under the final rule, the assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The $5 billion exclusion is applied once to the aggregate uninsured deposits of our U.S. Bank Subsidiaries. The final rule provides that, starting in 2024, the FDIC will collect the special assessment at a quarterly rate of 3.36 basis points over eight quarterly assessment periods, subject to change depending on any adjustments to the loss estimate, mergers, failures, or amendments to reported estimates of uninsured deposits. We recorded the cost of the special assessment of $286 million in Non-interest expenses when the final rule was published in the Federal Register, in the fourth quarter of 2023. We recorded the incremental estimated cost of $50 million during the first half of 2024 based on subsequent notifications received from the FDIC which contained the revised estimated losses as well as the estimated recoveries from its receivership residual interests from those bank failures.
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

28	June 2024 Form 10-Q

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
95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	June 30, 2024
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$29	$28	$46	$23
Equity price	27	25	31	22
Foreign exchange rate	11	10	13	9
Commodity price	17	17	23	10
Less: Diversification benefit[2]	(44)	(40)	N/A	N/A
Primary Risk Categories	$40	$40	$52	$35
Credit Portfolio	24	24	26	22
Less: Diversification benefit[2]	(14)	(16)	N/A	N/A
Total Management VaR	$50	$48	$66	$44

	Three Months Ended
	March 31, 2024
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$40	$40	$52	$27
Equity price	23	21	24	17
Foreign exchange rate	8	9	15	6
Commodity price	18	13	18	10
Less: Diversification benefit[2]	(36)	(35)	N/A	N/A
Primary Risk Categories	$53	$48	$58	$38
Credit Portfolio	25	24	25	22
Less: Diversification benefit[2]	(18)	(18)	N/A	N/A
Total Management VaR	$60	$54	$62	$43
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

Average Total Management VaR and average Management VaR for the Primary Risk Categories decreased from the three months ended March 31, 2024, primarily driven by reduced exposure in interest rates.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy. There was one trading loss day in the current quarter, which did not exceed 95% Total Management VaR.

June 2024 Form 10-Q	29

Risk Disclosures
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)

Number of Days
45
9
4
6
0
1
$40 to $45
$45 to $50
$50 to $55
$55 to $60
$60 to $65
$65 to $70

Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
1
9
34
14
7
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
Credit Spread Risk Sensitivity1

$ in millions	At June 30, 2024	At March 31, 2024
Derivatives	$6	$5
Borrowings carried at fair value	48	49
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
Wealth Management Net Interest Income Sensitivity Analysis

$ in millions	At June 30, 2024	At March 31, 2024
Basis point change
+200	$869	$1,071
+100	462	561
-100	(494)	(590)
-200	(1,048)	(1,235)
The previous table presents an analysis of selected instantaneous upward and downward parallel interest rate shocks (subject to a floor of zero percent in the downward scenario) on net interest income over the next 12 months for our Wealth Management business segment. These shocks are applied to our 12-month forecast for our Wealth Management business segment, which incorporates market expectations of interest rates and our forecasted balance sheet and business activity. The forecast includes modeled prepayment behavior, reinvestment of net cash flows from maturing assets and liabilities, and deposit pricing sensitivity to interest rates. These key assumptions are updated periodically based on historical data and future expectations.
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
Our Wealth Management business segment balance sheet is asset sensitive, given assets reprice faster than liabilities,

30	June 2024 Form 10-Q

Risk Disclosures
resulting in higher net interest income in increasing interest rate scenarios. The level of interest rates may impact the amount of deposits held at the Firm, given competition for deposits from other institutions and alternative cash-equivalent products available to depositors. Further, the level of interest rates could also impact client demand for loans.
Net interest income sensitivity to interest rates at June 30, 2024 decreased from March 31, 2024, primarily driven by the effect of changes in the mix of our assets and liabilities.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At June 30, 2024	At March 31, 2024
Investments related to Investment Management activities	$548	$528
Other investments:
MUMSS	117	129
Other Firm investments	419	408
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
Loans and Lending Commitments

	At June 30, 2024
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$6,764	$11,134	$—	$17,898
Secured lending facilities	44,869	3,569	—	48,438
Commercial and Residential real estate	8,804	573	3,724	13,101
Securities-based lending and Other	2,483	5	5,248	7,736
Total Institutional Securities	62,920	15,281	8,972	87,173
Wealth Management:
Residential real estate	63,161	1	—	63,162
Securities-based lending and Other	88,054	1	—	88,055
Total Wealth Management	151,215	2	—	151,217
Total Investment Management[2]	4	—	477	481
Total loans	214,139	15,283	9,449	238,871
ACL	(1,175)			(1,175)
Total loans, net of ACL	$212,964	$15,283	$9,449	$237,696
Lending commitments[3]	$136,215	$23,256	$657	$160,128
Total exposure	$349,179	$38,539	$10,106	$397,824

	At December 31, 2023
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$6,758	$11,862	$—	$18,620
Secured lending facilities	39,498	3,161	—	42,659
Commercial and Residential real estate	8,678	209	3,331	12,218
Securities-based lending and Other	2,818	—	4,402	7,220
Total Institutional Securities	57,752	15,232	7,733	80,717
Wealth Management:
Residential real estate	60,375	22	—	60,397
Securities-based lending and Other	86,423	1	—	86,424
Total Wealth Management	146,798	23	—	146,821
Total Investment Management[2]	4	—	455	459
Total loans	204,554	15,255	8,188	227,997
ACL	(1,169)			(1,169)
Total loans, net of ACL	$203,385	$15,255	$8,188	$226,828
Lending commitments[3]	$128,134	$21,329	$510	$149,973
Total exposure	$331,519	$36,584	$8,698	$376,801
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

June 2024 Form 10-Q	31

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
Total loans and lending commitments increased by approximately $21 billion since December 31, 2023, primarily due to an increase in Corporate lending commitments and Secured lending facilities within the Institutional Securities business segment, and growth in Residential real estate loans within the Wealth Management business segment.
See Notes 4, 5, 9 and 13 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Six Months Ended June 30, 2024
ACL—Loans
Beginning balance	$1,169
Gross charge-offs	(54)
Recoveries	4
Net (charge-offs) recoveries	(50)
Provision for credit losses	63
Other	(7)
Ending balance	$1,175
ACL—Lending commitments
Beginning balance	$551
Provision for credit losses	7
Other	(3)
Ending balance	$555
Total ending balance	$1,730
Provision for Credit Losses by Business Segment

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
$ in millions	IS	WM	Total	IS	WM	Total
Loans	$63	$22	$85	$47	$16	$63
Lending commitments	(9)	—	(9)	9	(2)	7
Total	$54	$22	$76	$56	$14	$70
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
The allowance for credit losses for loans and lending commitments increased since December 31, 2023, primarily related to provisions for certain specific commercial real estate loans, mainly in the office sector, modest growth in certain corporate and other loan portfolios and provisions for certain specific securities-based loans. The impact was partially offset by improvements in the macroeconomic outlook. Charge-offs in the current year period were primarily related to Commercial real estate and Secured lending facilities.
The base scenario used in our ACL models as of June 30, 2024 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes modest economic growth in 2024, followed by a gradual improvement in 2025 as well as lower credit spreads and higher interest rates relative to the prior forecast. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product (“GDP”).
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2024	4Q 2025
Year-over-year growth rate	1.6%	1.9%
See Note 2 to the financial statements in the 2023 Form 10-K for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At June 30, 2024		At December 31, 2023
	IS	WM	IS	WM
Accrual	99.1%	99.7%	98.9%	99.8%
Nonaccrual[1]	0.9%	0.3%	1.1%	0.2%
1.Nonaccrual loans are loans where principal or interest is not expected when contractually due or are past due 90 days or more.
Net Charge-off Ratios for Loans Held for Investment

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
For the Six Months Ended June 30, 2024
Net charge-off (recovery) ratio[1]	—%	0.03%	0.43%	—%	—%	0.02%
Average loans	$7,058	$40,622	$8,660	$61,474	$89,468	$207,282
For the Six Months Ended June 30, 2023
Net charge-off (recovery) ratio[1]	0.43%	—%	0.80%	—%	—%	0.05%
Average loans	$7,051	$36,883	$8,608	$55,476	$92,206	$200,224
CRE—Commercial real estate
SBL—Securities-based lending
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.

32	June 2024 Form 10-Q

Risk Disclosures
Institutional Securities Loans and Lending Commitments1

	At June 30, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$—	$11	$9	$—	$20
A	1,114	939	177	—	2,230
BBB	5,230	10,542	403	131	16,306
BB	11,042	22,243	2,276	270	35,831
Other NIG	9,117	12,985	3,955	142	26,199
Unrated[2]	239	2,012	295	3,176	5,722
Total loans, net of ACL	26,742	48,732	7,115	3,719	86,308
Lending commitments
AAA	—	50	—	—	50
AA	2,428	3,323	230	—	5,981
A	7,412	20,710	748	—	28,870
BBB	8,299	51,260	594	140	60,293
BB	3,100	19,286	2,537	711	25,634
Other NIG	1,510	16,458	2,147	2	20,117
Unrated[2]	54	161	5	—	220
Total lending commitments	22,803	111,248	6,261	853	141,165
Total exposure	$49,545	$159,980	$13,376	$4,572	$227,473

	At December 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$3	$11	$216	$—	$230
A	1,054	950	182	—	2,186
BBB	7,117	10,076	346	—	17,539
BB	11,723	16,367	1,775	277	30,142
Other NIG	9,586	12,961	2,924	156	25,627
Unrated[2]	111	1,036	62	2,910	4,119
Total loans, net of ACL	29,594	41,401	5,505	3,343	79,843
Lending commitments
AAA	—	50	—	—	50
AA	2,610	3,064	154	—	5,828
A	7,704	21,256	593	—	29,553
BBB	9,161	46,304	106	—	55,571
BB	4,069	16,431	1,594	414	22,508
Other NIG	1,916	13,842	1,077	3	16,838
Unrated[2]	6	7	—	—	13
Total lending commitments	25,466	100,954	3,524	417	130,361
Total exposure	$55,060	$142,355	$9,029	$3,760	$210,204
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At June 30, 2024	At December 31, 2023
Industry
Financials	$65,290	$57,804
Real estate	38,824	35,342
Industrials	18,334	18,056
Communications services	16,709	15,301
Consumer discretionary	14,659	12,190
Information technology	13,755	12,430
Healthcare	13,107	14,274
Utilities	10,851	11,522
Consumer staples	9,251	9,305
Energy	9,111	9,156
Materials	8,294	6,503
Insurance	6,889	6,486
Other	2,399	1,835
Total exposure	$227,473	$210,204
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial and Residential real estate, and Securities-based lending and Other. As of June 30, 2024 and December 31, 2023, over 90% of our total lending exposure, which consists of loans and lending commitments, was investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2023 Form 10-K.
Institutional Securities Event-Driven Loans and Lending Commitments

	At June 30, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,394	$1,315	$3,648	$7,357
Lending commitments	405	3,972	1,935	6,312
Total exposure	$2,799	$5,287	$5,583	$13,669

	At December 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$1,974	$2,564	$2,580	$7,118
Lending commitments	3,564	685	549	4,798
Total exposure	$5,538	$3,249	$3,129	$11,916
Event-driven loans and lending commitments are associated with certain underwritings and/or syndications to finance a specific transaction, such as merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.

June 2024 Form 10-Q	33

Risk Disclosures
Institutional Securities Loans and Lending Commitments Held for Investment

	At June 30, 2024
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,764	$98,724	$105,488
Secured lending facilities	44,869	17,110	61,979
Commercial real estate	8,804	563	9,367
Securities-based lending and Other	2,483	855	3,338
Total, before ACL	$62,920	$117,252	$180,172
ACL	$(865)	$(538)	$(1,403)

	At December 31, 2023
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,758	$91,752	$98,510
Secured lending facilities	39,498	15,589	55,087
Commercial real estate	8,678	266	8,944
Securities-based lending and Other	2,818	915	3,733
Total, before ACL	$57,752	$108,522	$166,274
ACL	$(874)	$(533)	$(1,407)
Institutional Securities Commercial Real Estate Loans and Lending Commitments
By Region

	At June 30, 2024			At December 31, 2023
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Americas	$5,950	$1,141	$7,091	$5,410	$289	$5,699
EMEA	3,631	153	3,784	3,127	56	3,183
Asia	523	27	550	485	—	485
Total	$10,104	$1,321	$11,425	$9,022	$345	$9,367
By Property Type

	At June 30, 2024			At December 31, 2023
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Industrial	$2,772	$1,007	$3,779	$2,435	$5	$2,440
Office	2,904	163	3,067	3,310	186	3,496
Multifamily	2,856	80	2,936	1,715	74	1,789
Retail	884	7	891	842	7	849
Hotel	688	64	752	718	73	791
Other	—	—	—	2	—	2
Total	$10,104	$1,321	$11,425	$9,022	$345	$9,367
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

As of June 30, 2024 and December 31, 2023, our lending against commercial real estate (“CRE”) properties within the Institutional Securities business segment totaled $11.4 billion and $9.4 billion, respectively. This represents 5.0% and 4.5%, respectively, of total exposure reflected in the Institutional
Securities Loans and Lending Commitments table above. Those CRE loans are originated for experienced sponsors and are generally secured by specific institutional CRE properties. In many cases, loans are subsequently syndicated or securitized on a full or partial basis, reducing our ongoing exposure.
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
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

	Six Months Ended June 30, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Other	Total
ACL—Loans
Beginning balance	$241	$153	$463	$17	$874
Gross charge-offs	—	(11)	(41)	—	(52)
Recoveries	—	—	4	—	4
Net (charge-offs) recoveries	—	(11)	(37)	—	(48)
Provision (release)	1	2	46	(2)	47
Other	(1)	(1)	(3)	(3)	(8)
Ending balance	$241	$143	$469	$12	$865
ACL—Lending commitments
Beginning balance	$431	$70	$26	$6	$533
Provision (release)	8	—	3	(2)	9
Other	(5)	(1)	—	2	(4)
Ending balance	$434	$69	$29	$6	$538
Total ending balance	$675	$212	$498	$18	$1,403
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At June 30, 2024	At December 31, 2023
Corporate	3.6%	3.6%
Secured lending facilities	0.3%	0.4%
Commercial real estate	5.3%	5.3%
Securities-based lending and Other	0.5%	0.6%
Total Institutional Securities loans	1.4%	1.5%

34	June 2024 Form 10-Q

Risk Disclosures
Wealth Management Loans and Lending Commitments

	At June 30, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$78,038	$8,367	$1,291	$143	$87,839
Residential real estate	1	107	1,185	61,775	63,068
Total loans, net of ACL	$78,039	$8,474	$2,476	$61,918	$150,907
Lending commitments	16,442	2,125	28	368	18,963
Total exposure	$94,481	$10,599	$2,504	$62,286	$169,870

	At December 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$76,923	$7,679	$1,494	$133	$86,229
Residential real estate	1	91	1,255	58,950	60,297
Total loans, net of ACL	$76,924	$7,770	$2,749	$59,083	$146,526
Lending commitments	16,312	2,937	19	344	19,612
Total exposure	$93,236	$10,707	$2,768	$59,427	$166,138
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
Wealth Management Commercial Real Estate Loans and Lending Commitments by Property Type

	At June 30, 2024			At December 31, 2023
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Retail	$2,286	$—	$2,286	$2,180	$3	$2,183
Multifamily	2,003	216	2,219	1,891	159	2,050
Office	1,877	16	1,893	1,736	16	1,752
Industrial	458	—	458	454	—	454
Hotel	387	—	387	400	—	400
Other	286	—	286	253	—	253
Total	$7,297	$232	$7,529	$6,914	$178	$7,092
LC–Lending Commitments
1.Amounts include HFI loans and lending commitments. HFI loans are presented net of ACL.
As of June 30, 2024 and December 31, 2023, our direct lending against CRE properties totaled $7.5 billion and $7.1 billion, respectively, within the Wealth Management business segment. This represents 4.4% and 4.3%, respectively, of total exposure reflected in the Wealth Management Loans and Lending Commitments table above, primarily included within Securities-based lending and Other loans. Such loans are originated through our private banking platform, are both secured and generally benefiting from full or partial guarantees from high or ultra-high net worth clients, which partially reduce associated credit risk. At both June 30, 2024 and December 31, 2023, greater than 95% of the CRE loans balance in the Wealth Management business segment received guarantees. All of our lending against CRE properties within Wealth Management are in the Americas region.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

	Six Months Ended June 30, 2024
$ in millions	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$100	$195	$295
Gross charge-offs	—	(2)	(2)
Provision (release)	(6)	22	16
Other	—	1	1
Ending balance	$94	$216	$310
ACL—Lending commitments
Beginning balance	$4	$14	$18
Provision (release)	—	(2)	(2)
Other	—	1	1
Ending balance	$4	$13	$17
Total ending balance	$98	$229	$327
As of June 30, 2024 and December 31, 2023, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At June 30, 2024	At December 31, 2023
Institutional Securities	$29,139	$24,208
Wealth Management	25,433	21,436
Total	$54,572	$45,644
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

June 2024 Form 10-Q	35

Risk Disclosures
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
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At June 30, 2024
Less than 1 year	$1,245	$12,778	$36,630	$18,798	$8,700	$78,151
1-3 years	856	6,701	18,451	10,994	6,525	43,527
3-5 years	1,054	6,918	8,940	5,574	3,474	25,960
Over 5 years	3,116	28,675	48,555	27,409	6,404	114,159
Total, gross	$6,271	$55,072	$112,576	$62,775	$25,103	$261,797
Counterparty netting	(3,139)	(41,685)	(83,152)	(44,695)	(13,973)	(186,644)
Cash and securities collateral	(2,316)	(11,285)	(26,447)	(12,241)	(5,659)	(57,948)
Total, net	$816	$2,102	$2,977	$5,839	$5,471	$17,205

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2023
Less than 1 year	$2,013	$16,885	$37,517	$25,529	$10,084	$92,028
1-3 years	1,013	7,274	18,451	12,757	7,360	46,855
3-5 years	504	8,897	8,814	5,989	3,825	28,029
Over 5 years	3,955	29,511	50,512	28,003	6,597	118,578
Total, gross	$7,485	$62,567	$115,294	$72,278	$27,866	$285,490
Counterparty netting	(3,691)	(48,821)	(86,826)	(53,178)	(15,888)	(208,404)
Cash and securities collateral	(2,709)	(10,704)	(25,921)	(13,025)	(5,554)	(57,913)
Total, net	$1,085	$3,042	$2,547	$6,075	$6,424	$19,173

$ in millions	At June 30, 2024	At December 31, 2023
Industry
Financials	$5,382	$7,215
Utilities	4,554	4,267
Regional governments	1,058	1,319
Communications services	965	841
Industrials	932	937
Energy	645	533
Consumer discretionary	617	684
Information technology	553	677
Consumer staples	549	515
Materials	406	383
Healthcare	392	468
Sovereign governments	200	262
Insurance	166	156
Not-for-profit organizations	123	166
Real estate	122	167
Other	541	583
Total	$17,205	$19,173
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

36	June 2024 Form 10-Q

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
Top 10 Non-U.S. Country Exposures

	At June 30, 2024
$ in millions	United Kingdom	France	Japan	Brazil	Germany
Sovereign
Net inventory[1]	$(561)	$3,666	$541	$4,816	$(2,491)
Net counterparty exposure[2]	7	1	44	11	71
Exposure before hedges	(554)	3,667	585	4,827	(2,420)
Hedges[3]	(55)	(6)	—	(153)	(253)
Net exposure	$(609)	$3,661	$585	$4,674	$(2,673)
Non-sovereign
Net inventory[1]	$1,627	$1,442	$1,434	$196	$865
Net counterparty exposure[2]	6,084	3,057	4,160	445	2,972
Loans	8,523	511	40	292	1,793
Lending commitments	8,788	2,863	—	421	4,907
Exposure before hedges	25,022	7,873	5,634	1,354	10,537
Hedges[3]	(1,889)	(1,543)	(4)	(29)	(1,927)
Net exposure	$23,133	$6,330	$5,630	$1,325	$8,610
Total net exposure	$22,524	$9,991	$6,215	$5,999	$5,937

$ in millions	Australia	Korea	China	Ireland	Canada
Sovereign
Net inventory[1]	$858	$3,253	$634	$19	$371
Net counterparty exposure[2]	50	355	154	4	20
Exposure before hedges	908	3,608	788	23	391
Hedges[3]	—	—	—	—	—
Net exposure	$908	$3,608	$788	$23	$391
Non-sovereign
Net inventory[1]	$309	$101	$2,214	$456	$454
Net counterparty exposure[2]	486	738	324	416	834
Loans	1,788	—	185	2,028	418
Lending commitments	1,141	—	743	780	1,666
Exposure before hedges	3,724	839	3,466	3,680	3,372
Hedges[3]	(14)	—	(4)	(4)	(132)
Net exposure	$3,710	$839	$3,462	$3,676	$3,240
Total net exposure	$4,618	$4,447	$4,250	$3,699	$3,631
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
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held Against Net Counterparty Exposure1

$ in millions		At June 30, 2024
Country of Risk	Collateral[2]
United Kingdom	U.K., U.S., and Japan	$8,296
Japan	Japan and U.S.	7,691
Other	France, Italy, and U.S.	15,835
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at June 30, 2024.
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

June 2024 Form 10-Q	37

Risk Disclosures
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

38	June 2024 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of June 30, 2024, and the related condensed consolidated income statements, comprehensive income statements and statements of changes in total equity for the three-month and six-month periods ended June 30, 2024 and 2023, and the cash flow statements for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
August 5, 2024

June 2024 Form 10-Q	39

Consolidated Income Statement (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2024	2023	2024	2023
Revenues
Investment banking	$1,735	$1,155	$3,324	$2,485
Trading	4,131	3,802	8,983	8,279
Investments	157	95	294	240
Commissions and fees	1,183	1,090	2,410	2,329
Asset management	5,424	4,817	10,693	9,545
Other	322	488	588	740
Total non-interest revenues	12,952	11,447	26,292	23,618
Interest income[1]	13,529	10,913	26,459	20,893
Interest expense[1]	11,462	8,903	22,596	16,537
Net interest	2,067	2,010	3,863	4,356
Net revenues	15,019	13,457	30,155	27,974
Provision for credit losses	76	161	70	395
Non-interest expenses
Compensation and benefits	6,460	6,262	13,156	12,672
Brokerage, clearing and exchange fees	995	875	1,916	1,756
Information processing and communications	1,011	926	1,987	1,841
Professional services	753	767	1,392	1,477
Occupancy and equipment	464	471	905	911
Marketing and business development	245	236	462	483
Other	941	947	1,798	1,867
Total non-interest expenses	10,869	10,484	21,616	21,007
Income before provision for income taxes	4,074	2,812	8,469	6,572
Provision for income taxes	957	591	1,890	1,318
Net income	$3,117	$2,221	$6,579	$5,254
Net income applicable to noncontrolling interests	41	39	91	92
Net income applicable to Morgan Stanley	$3,076	$2,182	$6,488	$5,162
Preferred stock dividends	134	133	280	277
Earnings applicable to Morgan Stanley common shareholders	$2,942	$2,049	$6,208	$4,885
Earnings per common share
Basic	$1.85	$1.25	$3.89	$2.98
Diluted	$1.82	$1.24	$3.85	$2.95
Average common shares outstanding
Basic	1,594	1,635	1,597	1,640
Diluted	1,611	1,651	1,614	1,657
1.Prior period amounts have been adjusted to conform with the current period presentation. See Note 2 for additional information.
Consolidated Comprehensive Income Statement
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Net income	$3,117	$2,221	$6,579	$5,254
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(142)	(111)	(315)	(91)
Change in net unrealized gains (losses) on available-for-sale securities	109	(21)	177	491
Pension and other	9	(1)	13	(2)
Change in net debt valuation adjustment	275	(531)	(288)	(546)
Net change in cash flow hedges	—	(20)	(28)	(13)
Total other comprehensive income (loss)	$251	$(684)	$(441)	$(161)
Comprehensive income	$3,368	$1,537	$6,138	$5,093
Net income applicable to noncontrolling interests	41	39	91	92
Other comprehensive income (loss) applicable to noncontrolling interests	(46)	(95)	(102)	(114)
Comprehensive income applicable to Morgan Stanley	$3,373	$1,593	$6,149	$5,115

June 2024 Form 10-Q	40	See Notes to Consolidated Financial Statements

Consolidated Balance Sheet

$ in millions, except share data	(Unaudited) At June 30, 2024	At December 31, 2023
Assets
Cash and cash equivalents	$90,160	$89,232
Trading assets at fair value ($161,797 and $162,698 were pledged to various parties)	357,043	367,074
Investment securities:
Available-for-sale at fair value (amortized cost of $95,042 and $92,149)	91,238	88,113
Held-to-maturity (fair value of $53,960 and $57,453)	64,193	66,694
Securities purchased under agreements to resell (includes $— and $7 at fair value)	118,910	110,740
Securities borrowed	122,709	121,091
Customer and other receivables	88,718	80,105
Loans:
Held for investment (net of allowance for credit losses of $1,175 and $1,169)	212,964	203,385
Held for sale	15,283	15,255
Goodwill	16,719	16,707
Intangible assets (net of accumulated amortization of $5,148 and $4,847)	6,763	7,055
Other assets	27,747	28,242
Total assets	$1,212,447	$1,193,693
Liabilities
Deposits (includes $6,792 and $6,472 at fair value)	$348,890	$351,804
Trading liabilities at fair value	155,018	151,513
Securities sold under agreements to repurchase (includes $1,012 and $1,020 at fair value)	65,677	62,651
Securities loaned	17,078	15,057
Other secured financings (includes $13,123 and $9,899 at fair value)	17,140	12,655
Customer and other payables	205,897	208,148
Other liabilities and accrued expenses	25,944	28,151
Borrowings (includes $97,055 and $93,900 at fair value)	275,197	263,732
Total liabilities	1,110,841	1,093,711
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,750	8,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,619,075,147 and 1,626,828,437	20	20
Additional paid-in capital	29,459	29,832
Retained earnings	101,374	97,996
Employee stock trusts	5,110	5,314
Accumulated other comprehensive income (loss)	(6,760)	(6,421)
Common stock held in treasury at cost, $0.01 par value (419,818,832 and 412,065,542 shares)	(32,129)	(31,139)
Common stock issued to employee stock trusts	(5,110)	(5,314)
Total Morgan Stanley shareholders’ equity	100,714	99,038
Noncontrolling interests	892	944
Total equity	101,606	99,982
Total liabilities and equity	$1,212,447	$1,193,693

See Notes to Consolidated Financial Statements	41	June 2024 Form 10-Q

Consolidated Statement of Changes in Total Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Preferred Stock
Beginning and ending balance	$8,750	$8,750	$8,750	$8,750
Common Stock
Beginning and ending balance	20	20	20	20
Additional Paid-in Capital
Beginning balance	29,046	28,856	29,832	29,339
Share-based award activity	413	389	(373)	(94)
Ending balance	29,459	29,245	29,459	29,245
Retained Earnings
Beginning balance	99,811	96,392	97,996	94,862
Cumulative adjustment related to the adoption of an accounting standard update[1]	—	—	(60)	—
Net income applicable to Morgan Stanley	3,076	2,182	6,488	5,162
Preferred stock dividends[2]	(134)	(133)	(280)	(277)
Common stock dividends[2]	(1,377)	(1,292)	(2,767)	(2,597)
Other net increases (decreases)	(2)	2	(3)	1
Ending balance	101,374	97,151	101,374	97,151
Employee Stock Trusts
Beginning balance	5,250	5,343	5,314	4,881
Share-based award activity	(140)	(85)	(204)	377
Ending balance	5,110	5,258	5,110	5,258
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(7,057)	(5,711)	(6,421)	(6,253)
Net change in Accumulated other comprehensive income (loss)	297	(589)	(339)	(47)
Ending balance	(6,760)	(6,300)	(6,760)	(6,300)
Common Stock Held in Treasury at Cost
Beginning balance	(31,372)	(27,481)	(31,139)	(26,577)
Share-based award activity	70	98	1,555	1,402
Repurchases of common stock and employee tax withholdings	(827)	(1,097)	(2,545)	(3,305)
Ending balance	(32,129)	(28,480)	(32,129)	(28,480)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(5,250)	(5,343)	(5,314)	(4,881)
Share-based award activity	140	85	204	(377)
Ending balance	(5,110)	(5,258)	(5,110)	(5,258)
Noncontrolling Interests
Beginning balance	942	1,128	944	1,090
Net income applicable to noncontrolling interests	41	39	91	92
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(46)	(95)	(102)	(114)
Other net increases (decreases)	(45)	(97)	(41)	(93)
Ending balance	892	975	892	975
Total Equity	$101,606	$101,361	$101,606	$101,361
1.The Firm adopted the Investments - Tax Credit Structures accounting standard update on January 1, 2024. Refer to Note 2 for further information.
2.See Note 16 for information regarding dividends per share for each class of stock.

June 2024 Form 10-Q	42	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statement (Unaudited)

	Six Months Ended June 30,
$ in millions	2024	2023
Cash flows from operating activities
Net income	$6,579	$5,254
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	859	981
Depreciation and amortization	2,246	1,862
Provision for credit losses	70	395
Other operating adjustments	75	116
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	10,375	(31,849)
Securities borrowed	(1,618)	(5,752)
Securities loaned	2,021	(2,310)
Customer and other receivables and other assets	(7,736)	3,032
Customer and other payables and other liabilities	(842)	(1,082)
Securities purchased under agreements to resell	(8,170)	15,993
Securities sold under agreements to repurchase	3,026	(6,171)
Net cash provided by (used for) operating activities	6,885	(19,531)
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software	(1,667)	(1,570)
Changes in loans, net	(9,727)	(1,654)
AFS securities:
Purchases	(18,368)	(6,413)
Proceeds from sales	5,535	4,739
Proceeds from paydowns and maturities	9,531	6,890
HTM securities:
Purchases	(2,940)	—
Proceeds from paydowns and maturities	5,492	3,386
Other investing activities	(470)	(178)
Net cash provided by (used for) investing activities	(12,614)	5,200
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	1,360	(138)
Deposits	(2,941)	(8,134)
Proceeds from issuance of Borrowings	54,470	40,061
Payments for:
Borrowings	(38,736)	(34,259)
Repurchases of common stock and employee tax withholdings	(2,541)	(3,294)
Cash dividends	(2,963)	(2,785)
Other financing activities	(196)	(232)
Net cash provided by (used for) financing activities	8,453	(8,781)
Effect of exchange rate changes on cash and cash equivalents	(1,796)	(21)
Net increase (decrease) in cash and cash equivalents	928	(23,133)
Cash and cash equivalents, at beginning of period	89,232	128,127
Cash and cash equivalents, at end of period	$90,160	$104,994
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$23,020	$19,162
Income taxes, net of refunds	1,043	978

See Notes to Consolidated Financial Statements	43	June 2024 Form 10-Q

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
A description of the clients and principal products and services of each of the Firm’s business segments is as follows:
Institutional Securities provides a variety of products and services to corporations, governments, financial institutions and ultra-high net worth clients. Investment Banking services consist of capital raising and financial advisory services, including the underwriting of debt, equity securities and other products, as well as advice on mergers and acquisitions, restructurings and project finance. Our Equity and Fixed Income businesses include sales, financing, prime brokerage, market-making, Asia wealth management services and certain business-related investments. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending securities-based and other financing to clients. Other activities include research.
Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses and institutions. Wealth Management covers: financial advisor-led brokerage, custody, administrative and investment advisory services; self-directed brokerage services; financial and wealth planning services; workplace services, including stock plan administration; securities-based lending, residential real estate loans and other lending products; banking; and retirement plan services.
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

June 2024 Form 10-Q	44

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
During the six months ended June 30, 2024 there were no significant updates to the Firm’s significant accounting policies, other than for the accounting update adopted.
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
3. Cash and Cash Equivalents

$ in millions	At June 30, 2024	At December 31, 2023
Cash and due from banks	$6,626	$7,323
Interest bearing deposits with banks	83,534	81,909
Total Cash and cash equivalents	$90,160	$89,232
Restricted cash	$29,044	$30,571
For additional information on cash and cash equivalents, including restricted cash, see Note 2 to the financial statements in the 2023 Form 10-K.
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$55,809	$50,739	$—	$—	$106,548
Other sovereign government obligations	33,634	9,237	74	—	42,945
State and municipal securities	—	2,712	—	—	2,712
MABS	—	1,806	423	—	2,229
Loans and lending commitments[2]	—	7,273	2,176	—	9,449
Corporate and other debt	—	36,889	1,925	—	38,814
Corporate equities[3,5]	105,247	1,308	217	—	106,772
Derivative and other contracts:
Interest rate	2,415	133,091	572	—	136,078
Credit	—	8,804	386	—	9,190
Foreign exchange	50	79,109	—	—	79,159
Equity	1,080	74,519	622	—	76,221
Commodity and other	1,917	11,578	2,717	—	16,212
Netting[1]	(4,816)	(232,020)	(792)	(40,627)	(278,255)
Total derivative and other contracts	646	75,081	3,505	(40,627)	38,605
Investments[4,5]	998	881	843	—	2,722
Physical commodities	—	575	—	—	575
Total trading assets[4]	196,334	186,501	9,163	(40,627)	351,371
Investment securities—AFS	62,777	28,461	—	—	91,238
Total assets at fair value	$259,111	$214,962	$9,163	$(40,627)	$442,609

45	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At June 30, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$6,758	$34	$—	$6,792
Trading liabilities:
U.S. Treasury and agency securities	22,448	28	—	—	22,476
Other sovereign government obligations	27,708	1,725	2	—	29,435
Corporate and other debt	—	12,473	12	—	12,485
Corporate equities[3]	58,013	217	28	—	58,258
Derivative and other contracts:
Interest rate	2,345	123,736	310	—	126,391
Credit	—	9,328	262	—	9,590
Foreign exchange	218	73,141	118	—	73,477
Equity	1,180	89,144	1,677	—	92,001
Commodity and other	1,961	10,934	1,514	—	14,409
Netting[1]	(4,816)	(232,020)	(792)	(45,877)	(283,505)
Total derivative and other contracts	888	74,263	3,089	(45,877)	32,363
Total trading liabilities	109,057	88,706	3,131	(45,877)	155,017
Securities sold under agreements to repurchase	—	563	449	—	1,012
Other secured financings	—	13,032	91	—	13,123
Borrowings	—	95,079	1,976	—	97,055
Total liabilities at fair value	$109,057	$204,138	$5,681	$(45,877)	$272,999

	At December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$56,459	$53,741	$—	$—	$110,200
Other sovereign government obligations	22,580	9,946	94	—	32,620
State and municipal securities	—	2,148	34	—	2,182
MABS	—	1,540	489	—	2,029
Loans and lending commitments[2]	—	6,122	2,066	—	8,188
Corporate and other debt	—	35,833	1,983	—	37,816
Corporate equities[3,5]	126,772	929	199	—	127,900
Derivative and other contracts:
Interest rate	7,284	140,139	784	—	148,207
Credit	—	10,244	393	—	10,637
Foreign exchange	12	93,218	20	—	93,250
Equity	2,169	55,319	587	—	58,075
Commodity and other	1,608	11,862	2,811	—	16,281
Netting[1]	(7,643)	(237,497)	(1,082)	(42,915)	(289,137)
Total derivative and other contracts	3,430	73,285	3,513	(42,915)	37,313
Investments[4]	781	836	949	—	2,566
Physical commodities	—	736	—	—	736
Total trading assets[4]	210,022	185,116	9,327	(42,915)	361,550
Investment securities—AFS	57,405	30,708	—	—	88,113
Securities purchased under agreements to resell	—	7	—	—	7
Total assets at fair value	$267,427	$215,831	$9,327	$(42,915)	$449,670

	At December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$6,439	$33	$—	$6,472
Trading liabilities:
U.S. Treasury and agency securities	27,708	16	—	—	27,724
Other sovereign government obligations	26,829	3,955	6	—	30,790
Corporate and other debt	—	10,560	9	—	10,569
Corporate equities[3]	46,809	300	45	—	47,154
Derivative and other contracts:
Interest rate	8,000	129,983	857	—	138,840
Credit	—	10,795	297	—	11,092
Foreign exchange	96	89,880	385	—	90,361
Equity	2,411	64,794	1,689	—	68,894
Commodity and other	1,642	11,904	1,521	—	15,067
Netting[1]	(7,643)	(237,497)	(1,082)	(42,757)	(288,979)
Total derivative and other contracts	4,506	69,859	3,667	(42,757)	35,275
Total trading liabilities	105,852	84,690	3,727	(42,757)	151,512
Securities sold under agreements to repurchase	—	571	449	—	1,020
Other secured financings	—	9,807	92	—	9,899
Borrowings	—	92,022	1,878	—	93,900
Total liabilities at fair value	$105,852	$193,529	$6,179	$(42,757)	$262,803
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
5.At June 30, 2024 and December 31, 2023, the Firm's Trading assets included an insignificant amount of equity securities subject to contractual sale restrictions that generally prohibit the Firm from selling the security for a period of time as of the measurement date.
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At June 30, 2024	At December 31, 2023
Commercial Real Estate	$411	$422
Residential Real Estate	3,313	2,909
Securities-based lending and Other loans	5,725	4,857
Total	$9,449	$8,188
Unsettled Fair Value of Futures Contracts1

$ in millions	At June 30, 2024	At December 31, 2023
Customer and other receivables (payables), net	$1,638	$1,062
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

June 2024 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)
there were no significant revisions made to the Firm’s valuation techniques.
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
U.S. Treasury and agency securities
Beginning balance	$—	$1	$—	$17
Sales	—	(1)	—	(17)
Ending balance	$—	$—	$—	$—
Unrealized gains (losses)	$—	$—	$—	$—
Other sovereign government obligations
Beginning balance	$64	$196	$94	$169
Realized and unrealized gains (losses)	—	3	(3)	6
Purchases	23	6	27	29
Sales	(30)	(44)	(49)	(73)
Net transfers	17	(33)	5	(3)
Ending balance	$74	$128	$74	$128
Unrealized gains (losses)	$—	$—	$—	$4
State and municipal securities
Beginning balance	$102	$3	$34	$145
Realized and unrealized gains (losses)	—	1	—	3
Purchases	—	45	2	50
Sales	—	(100)	(33)	(130)
Net transfers	(102)	91	(3)	(28)
Ending balance	$—	$40	$—	$40
Unrealized gains (losses)	$—	$1	$—	$3
MABS
Beginning balance	$457	$454	$489	$416
Realized and unrealized gains (losses)	10	7	17	15
Purchases	56	42	118	177
Sales	(118)	(44)	(154)	(160)
Net transfers	18	27	(47)	38
Ending balance	$423	$486	$423	$486
Unrealized gains (losses)	$(3)	$7	$(2)	$14
Loans and lending commitments
Beginning balance	$1,895	$2,057	$2,066	$2,017
Realized and unrealized gains (losses)	6	(34)	(2)	(70)
Purchases and originations	1,022	656	1,382	924
Sales	(709)	(256)	(1,022)	(290)
Settlements	(38)	(177)	(160)	(236)
Net transfers	—	154	(88)	55
Ending balance	$2,176	$2,400	$2,176	$2,400
Unrealized gains (losses)	$(2)	$(57)	$(15)	$(86)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Corporate and other debt
Beginning balance	$2,042	$2,243	$1,983	$2,096
Realized and unrealized gains (losses)	(143)	(43)	9	41
Purchases and originations	904	134	1,164	330
Sales	(830)	(239)	(997)	(401)
Settlements	—	—	(11)	—
Net transfers	(48)	128	(223)	157
Ending balance	$1,925	$2,223	$1,925	$2,223
Unrealized gains (losses)	$(24)	$(31)	$45	$77
Corporate equities
Beginning balance	$268	$144	$199	$116
Realized and unrealized gains (losses)	(6)	(24)	(70)	(24)
Purchases	115	18	256	35
Sales	(164)	(22)	(168)	(30)
Net transfers	4	50	—	69
Ending balance	$217	$166	$217	$166
Unrealized gains (losses)	$—	$(21)	$(6)	$(17)
Investments
Beginning balance	$970	$955	$949	$923
Realized and unrealized gains (losses)	(9)	(11)	11	8
Purchases	9	100	24	147
Sales	(139)	(84)	(142)	(107)
Net transfers	12	8	1	(3)
Ending balance	$843	$968	$843	$968
Unrealized gains (losses)	$(13)	$(16)	$(18)	$(2)
Investment securities—AFS
Beginning balance	$—	$—	$—	$35
Realized and unrealized gains (losses)	—	—	—	1
Net transfers	—	—	—	(36)
Ending balance	$—	$—	$—	$—
Unrealized gains (losses)	$—	$—	$—	$—
Net derivatives: Interest rate
Beginning balance	$48	$(217)	$(73)	$(151)
Realized and unrealized gains (losses)	32	116	156	(174)
Purchases	31	2	43	8
Issuances	(28)	(6)	(37)	(4)
Settlements	55	32	(84)	282
Net transfers	124	122	257	88
Ending balance	$262	$49	$262	$49
Unrealized gains (losses)	$47	$(30)	$64	$8

47	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Net derivatives: Credit
Beginning balance	$127	$48	$96	$110
Realized and unrealized gains (losses)	6	40	(6)	7
Settlements	4	(6)	28	(19)
Net transfers	(13)	14	6	(2)
Ending balance	$124	$96	$124	$96
Unrealized gains (losses)	$12	$47	$(3)	$11
Net derivatives: Foreign exchange
Beginning balance	$20	$66	$(365)	$66
Realized and unrealized gains (losses)	288	18	224	(40)
Issuances	—	—	—	(2)
Settlements	(335)	19	(44)	38
Net transfers	(91)	(75)	67	(34)
Ending balance	$(118)	$28	$(118)	$28
Unrealized gains (losses)	$128	$25	$91	$(32)
Net derivatives: Equity
Beginning balance	$(989)	$(777)	$(1,102)	$(736)
Realized and unrealized gains (losses)	250	(100)	655	(50)
Purchases	141	57	204	99
Issuances	(351)	(208)	(547)	(320)
Settlements	(153)	68	(78)	97
Net transfers	47	185	(187)	135
Ending balance	$(1,055)	$(775)	$(1,055)	$(775)
Unrealized gains (losses)	$198	$(102)	$629	$(115)
Net derivatives: Commodity and other
Beginning balance	$1,210	$1,599	$1,290	$1,083
Realized and unrealized gains (losses)	375	195	718	604
Purchases	202	1	269	36
Issuances	(106)	(7)	(116)	(27)
Settlements	(434)	(126)	(695)	(205)
Net transfers	(44)	(246)	(263)	(75)
Ending balance	$1,203	$1,416	$1,203	$1,416
Unrealized gains (losses)	$(7)	$39	$26	$287
Deposits
Beginning balance	$51	$29	$33	$20
Realized and unrealized losses (gains)	(1)	14	(1)	19
Issuances	2	—	3	—
Settlements	(2)	—	(1)	—
Net transfers	(16)	(7)	—	(3)
Ending balance	$34	$36	$34	$36
Unrealized losses (gains)	$(1)	$—	$(1)	$—
Nonderivative trading liabilities
Beginning balance	$73	$160	$60	$74
Realized and unrealized losses (gains)	(25)	—	(22)	(12)
Purchases	(38)	(82)	(58)	(127)
Sales	48	24	61	120
Net transfers	(16)	(13)	1	34
Ending balance	$42	$89	$42	$89
Unrealized losses (gains)	$—	$(1)	$—	$(12)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Securities sold under agreements to repurchase
Beginning balance	$460	$514	$449	$512
Realized and unrealized losses (gains)	(11)	(3)	—	7
Issuances	—	—	—	1
Settlements	—	—	—	(9)
Net transfers	—	(57)	—	(57)
Ending balance	$449	$454	$449	$454
Unrealized losses (gains)	$(11)	$(4)	$—	$7
Other secured financings
Beginning balance	$74	$115	$92	$91
Realized and unrealized losses (gains)	—	1	(4)	3
Issuances	31	2	38	43
Settlements	(22)	(28)	(43)	(47)
Net transfers	8	—	8	—
Ending balance	$91	$90	$91	$90
Unrealized losses (gains)	$—	$1	$(4)	$3
Borrowings
Beginning balance	$2,027	$1,649	$1,878	$1,587
Realized and unrealized losses (gains)	(108)	1	(60)	44
Issuances	172	257	267	512
Settlements	(130)	(52)	(150)	(181)
Net transfers	15	(68)	41	(175)
Ending balance	$1,976	$1,787	$1,976	$1,787
Unrealized losses (gains)	$(105)	$(1)	$(62)	$26
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	(9)	11	4	22
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
Additionally, in the previous tables, consolidations of VIEs are included in Purchases, and deconsolidations of VIEs are included in Settlements.

June 2024 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2024	At December 31, 2023
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$74	$94
Comparable pricing:
Bond price	70 to 100 points (80 points)	61 to 110 points (87 points)
MABS	$423	$489
Comparable pricing:
Bond price	1 to 88 points (59 points)	0 to 88 points (61 points)
Loans and lending commitments	$2,176	$2,066
Margin loan model:
Margin loan rate	2% to 4% (3%)	2% to 4% (3%)
Comparable pricing:
Loan price	83 to 101 points (95 points)	85 to 102 points (98 points)
Corporate and other debt	$1,925	$1,983
Comparable pricing:
Bond price	29 to 128 points (83 points)	28 to 135 points (82 points)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Corporate equities	$217	$199
Comparable pricing:
Equity price	100%	100%
Investments	$843	$949
Discounted cash flow:
WACC	12% to 18% (16%)	16% to 18% (17%)
Exit multiple	9 to 10 times (10 times)	9 to 17 times (15 times)
Market approach:
EBITDA multiple	23 times	22 times
Comparable pricing:
Equity price	24% to 100% (81%)	24% to 100% (86%)
Net derivative and other contracts:
Interest rate	$262	$(73)
Option model:
IR volatility skew	74% to 91% (79% / 79%)	70% to 100% (81% / 93%)
IR curve correlation	54% to 98% (82% / 83%)	49% to 99% (77% / 79%)
Bond volatility	N/M	79% to 85% (82% / 85%)
Inflation volatility	31% to 70% (45% / 41%)	27% to 70% (43% / 39%)
Credit	$124	$96
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 92 points (46 points)	0 to 92 points (46 points)
Credit spread	10 to 360 bps (86 bps)	10 to 404 bps (94 bps)
Funding spread	18 to 590 bps (110 bps)	18 to 590 bps (67 bps)

Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2024	At December 31, 2023
Foreign exchange[2]	$(118)	$(365)
Option model:
IR curve	-1% to 13% (4% / 3%)	-4% to 26% (7% / 5%)
Foreign exchange volatility skew	N/M	-3% to 12% (2% / 0%)
Contingency probability	70% to 95% (87% / 95%)	95%
Equity[2]	$(1,055)	$(1,102)
Option model:
Equity volatility	11% to 93% (25%)	6% to 97% (23%)
Equity volatility skew	-1% to 0% (0%)	-1% to 0% (0%)
Equity correlation	16% to 93% (55%)	25% to 97% (49%)
FX correlation	-60% to 60% (-15%)	-79% to 40% (-28%)
IR correlation	-10% to 5% (2%)	10% to 30% (15%)
Commodity and other	$1,203	$1,290
Option model:
Forward power price	$0 to $168 ($49) per MWh	$0 to $220 ($49) per MWh
Commodity volatility	17% to 165% (37%)	8% to 123% (31%)
Cross-commodity correlation	55% to 99% (92%)	54% to 100% (94%)
Liabilities Measured at Fair Value on a Recurring Basis
Securities sold under agreements to repurchase	$449	$449
Discounted cash flow:
Funding spread	8 to 136 bps (49 / 39 bps)	28 to 135 bps (79 bps)
Other secured financings	$91	$92
Comparable pricing:
Loan price	23 to 100 points (65 points)	22 to 101 points (76 points)
Borrowings	$1,976	$1,878
Option model:
Equity volatility	7% to 64% (21%)	6% to 69% (13%)
Equity volatility skew	-1% to 0% (0%)	-2% to 0% (0%)
Equity correlation	17% to 94% (62%)	41% to 97% (79%)
Equity - FX correlation	-60% to 48% (-32%)	-65% to 40% (-30%)
IR curve correlation	68% to 99% (81% / 79%)	50% to 89% (71% / 70%)
Credit default swap model:
Credit spread	363 to 526 bps (445 bps)	N/M
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$4,855	$4,532
Corporate loan model:
Credit spread	109 to 9415 bps (1180 bps)	99 to 1467 bps (1015 bps)
Comparable pricing:
Loan price	29 to 88 points (65 points)	25 to 93 points (70 points)
Warehouse model:
Credit spread	119 to 269 bps (163 bps)	115 to 268 bps (185 bps)
Points—Percentage of par
IR—Interest rate
FX—Foreign exchange

49	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
Net Asset Value Measurements
Fund Interests

	At June 30, 2024		At December 31, 2023
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,570	$648	$2,685	$720
Real estate	3,030	226	2,765	240
Hedge	72	3	74	3
Total	$5,672	$877	$5,524	$963
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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at June 30, 2024
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,107	$1,808
5-10 years	1,365	1,152
Over 10 years	98	70
Total	$2,570	$3,030
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At June 30, 2024
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,938	$4,855	$7,793
Other assets—Other investments	—	58	58
Total	$2,938	$4,913	$7,851
Liabilities
Other liabilities and accrued expenses—Lending commitments	$58	$44	$102
Total	$58	$44	$102

	At December 31, 2023
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,215	$4,532	$8,747
Other assets—Other investments	—	4	4
Other assets—ROU assets	23	—	23
Total	$4,238	$4,536	$8,774
Liabilities
Other liabilities and accrued expenses—Lending commitments	$110	$60	$170
Total	$110	$60	$170
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Assets
Loans[2]	$(109)	$(87)	$(131)	$(116)
Other assets—Other investments[3]	(7)	(1)	(7)	(1)
Other assets—Premises, equipment and software[4]	(2)	(1)	(2)	(4)
Other assets—ROU assets[5]	—	(10)	—	(10)
Total	$(118)	$(99)	$(140)	$(131)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$(2)	$5	$1	$30
Total	$(2)	$5	$1	$30
1.Gains and losses for Loans and Other assets—Other investments are classified in Other revenues. For other items, gains and losses are recorded in Other revenues if the item is held for sale; otherwise, they are recorded in Other expenses.

June 2024 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)
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
5.Losses related to Other Assets—ROU assets include impairments related to the discontinued leased properties
Financial Instruments Not Measured at Fair Value

	At June 30, 2024
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$90,160	$90,160	$—	$—	$90,160
Investment securities—HTM	64,193	17,777	34,957	1,226	53,960
Securities purchased under agreements to resell	118,910	—	117,016	1,902	118,918
Securities borrowed	122,709	—	122,709	—	122,709
Customer and other receivables	82,186	—	78,022	3,952	81,974
Loans[1,2]
Held for investment	212,964	—	16,802	188,031	204,833
Held for sale	15,283	—	8,025	7,351	15,376
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$342,098	$—	$342,143	$—	$342,143
Securities sold under agreements to repurchase	64,665	—	64,645	—	64,645
Securities loaned	17,078	—	17,078	—	17,078
Other secured financings	4,017	—	4,015	—	4,015
Customer and other payables	205,520	—	205,520	—	205,520
Borrowings	178,142	—	180,435	97	180,532
	Commitment Amount
Lending commitments[3]	$159,471	$—	$1,218	$813	$2,031

	At December 31, 2023
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$89,232	$89,232	$—	$—	$89,232
Investment securities—HTM	66,694	21,937	34,411	1,105	57,453
Securities purchased under agreements to resell	110,733	—	108,099	2,674	110,773
Securities borrowed	121,091	—	121,091	—	121,091
Customer and other receivables	74,337	—	70,110	4,031	74,141
Loans[1,2]
Held for investment	203,385	—	20,125	176,291	196,416
Held for sale	15,255	—	8,652	6,672	15,324
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$345,332	$—	$345,391	$—	$345,391
Securities sold under agreements to repurchase	61,631	—	61,621	—	61,621
Securities loaned	15,057	—	15,055	—	15,055
Other secured financings	2,756	—	2,756	—	2,756
Customer and other payables	208,015	—	208,015	—	208,015
Borrowings	169,832	—	171,009	4	171,013
	Commitment Amount
Lending commitments[3]	$149,464	$—	$1,338	$749	$2,087
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At June 30, 2024	At December 31, 2023
Business Unit Responsible for Risk Management
Equity	$48,186	$46,073
Interest rates	31,490	31,055
Commodities	13,463	12,798
Credit	2,388	2,400
Foreign exchange	1,528	1,574
Total	$97,055	$93,900

51	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Trading revenues	$949	$(513)	$835	$(4,891)
Interest expense	155	119	299	227
Net revenues[1]	$794	$(632)	$536	$(5,118)
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended June 30,
	2024		2023
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(24)	$—	$(61)	$—
Lending commitments	2	—	—	—
Deposits	—	15	—	(76)
Borrowings	(7)	347	(3)	(625)

	Six Months Ended June 30,
	2024		2023
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$2	$—	$(104)	$—
Lending commitments	(1)	—	11	—
Deposits	—	11	—	17
Borrowings	(17)	(390)	(9)	(742)

$ in millions	At June 30, 2024	At December 31, 2023
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(2,545)	$(2,166)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At June 30, 2024	At December 31, 2023
Loans and other receivables[2]	$10,304	$11,086
Nonaccrual loans[2]	7,575	8,566
Borrowings[3]	3,621	3,030
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
Fair Value Loans on Nonaccrual Status

$ in millions	At June 30, 2024	At December 31, 2023
Nonaccrual loans	$449	$440
Nonaccrual loans 90 or more days past due	21	75
6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at June 30, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$3	$—	$—	$3
Foreign exchange	138	66	—	204
Total	141	66	—	207
Not designated as accounting hedges
Economic hedges of loans
Credit	—	43	—	43
Other derivatives
Interest rate	119,039	16,808	228	136,075
Credit	5,513	3,634	—	9,147
Foreign exchange	75,928	2,957	70	78,955
Equity	24,099	—	52,122	76,221
Commodity and other	13,569	—	2,643	16,212
Total	238,148	23,442	55,063	316,653
Total gross derivatives	$238,289	$23,508	$55,063	$316,860
Amounts offset
Counterparty netting	(165,846)	(20,798)	(51,776)	(238,420)
Cash collateral netting	(38,098)	(1,737)	—	(39,835)
Total in Trading assets	$34,345	$973	$3,287	$38,605
Amounts not offset[1]
Financial instruments collateral	(18,113)	—	—	(18,113)
Net amounts	$16,232	$973	$3,287	$20,492
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,581

52	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at June 30, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$513	$1	$—	$514
Foreign exchange	15	16	—	31
Total	528	17	—	545
Not designated as accounting hedges
Economic hedges of loans
Credit	54	762	—	816
Other derivatives
Interest rate	110,719	14,912	246	125,877
Credit	5,412	3,362	—	8,774
Foreign exchange	70,296	2,923	227	73,446
Equity	40,693	—	51,308	92,001
Commodity and other	11,603	—	2,806	14,409
Total	238,777	21,959	54,587	315,323
Total gross derivatives	$239,305	$21,976	$54,587	$315,868
Amounts offset
Counterparty netting	(165,846)	(20,798)	(51,776)	(238,420)
Cash collateral netting	(44,244)	(841)	—	(45,085)
Total in Trading liabilities	$29,215	$337	$2,811	$32,363
Amounts not offset[1]
Financial instruments collateral	(4,474)	—	(308)	(4,782)
Net amounts	$24,741	$337	$2,503	$27,581
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				5,426

	Assets at December 31, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$25	$—	$—	$25
Foreign exchange	5	5	—	10
Total	30	5	—	35
Not designated as accounting hedges
Economic hedges of loans
Credit	2	27	—	29
Other derivatives
Interest rate	127,414	19,914	854	148,182
Credit	5,712	4,896	—	10,608
Foreign exchange	90,654	2,570	16	93,240
Equity	20,338	—	37,737	58,075
Commodity and other	13,928	—	2,353	16,281
Total	258,048	27,407	40,960	326,415
Total gross derivatives	$258,078	$27,412	$40,960	$326,450
Amounts offset
Counterparty netting	(184,553)	(23,851)	(38,510)	(246,914)
Cash collateral netting	(39,493)	(2,730)	—	(42,223)
Total in Trading assets	$34,032	$831	$2,450	$37,313
Amounts not offset[1]
Financial instruments collateral	(15,690)	—	—	(15,690)
Net amounts	$18,342	$831	$2,450	$21,623
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,641

	Liabilities at December 31, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$467	$—	$—	$467
Foreign exchange	414	43	—	457
Total	881	43	—	924
Not designated as accounting hedges
Economic hedges of loans
Credit	43	702	—	745
Other derivatives
Interest rate	120,604	17,179	590	138,373
Credit	5,920	4,427	—	10,347
Foreign exchange	87,104	2,694	106	89,904
Equity	31,545	—	37,349	68,894
Commodity and other	12,237	—	2,830	15,067
Total	257,453	25,002	40,875	323,330
Total gross derivatives	$258,334	$25,045	$40,875	$324,254
Amounts offset
Counterparty netting	(184,553)	(23,851)	(38,510)	(246,914)
Cash collateral netting	(41,082)	(983)	—	(42,065)
Total in Trading liabilities	$32,699	$211	$2,365	$35,275
Amounts not offset[1]
Financial instruments collateral	(6,864)	(8)	(37)	(6,909)
Net amounts	$25,835	$203	$2,328	$28,366
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$5,911
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
Notionals of Derivative Contracts

	Assets at June 30, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$103	$—	$103
Foreign exchange	10	2	—	12
Total	10	105	—	115
Not designated as accounting hedges
Economic hedges of loans
Credit	—	1	—	1
Other derivatives
Interest rate	3,947	7,559	454	11,960
Credit	225	138	—	363
Foreign exchange	3,690	204	13	3,907
Equity	609	—	544	1,153
Commodity and other	130	—	84	214
Total	8,601	7,902	1,095	17,598
Total gross derivatives	$8,611	$8,007	$1,095	$17,713

53	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at June 30, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$191	$—	$193
Foreign exchange	5	2	—	7
Total	7	193	—	200
Not designated as accounting hedges
Economic hedges of loans
Credit	2	22	—	24
Other derivatives
Interest rate	4,231	7,485	423	12,139
Credit	237	122	—	359
Foreign exchange	3,695	198	29	3,922
Equity	695	—	819	1,514
Commodity and other	115	—	95	210
Total	8,975	7,827	1,366	18,168
Total gross derivatives	$8,982	$8,020	$1,366	$18,368

	Assets at December 31, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$—	$92	$—	$92
Foreign exchange	1	1	—	2
Total	1	93	—	94
Not designated as accounting hedges
Economic hedges of loans
Credit	—	1	—	1
Other derivatives
Interest rate	4,153	8,357	560	13,070
Credit	214	176	—	390
Foreign exchange	3,378	165	7	3,550
Equity	528	—	440	968
Commodity and other	142	—	65	207
Total	8,415	8,699	1,072	18,186
Total gross derivatives	$8,416	$8,792	$1,072	$18,280

	Liabilities at December 31, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$3	$183	$—	$186
Foreign exchange	14	3	—	17
Total	17	186	—	203
Not designated as accounting hedges
Economic hedges of loans
Credit	2	22	—	24
Other derivatives
Interest rate	4,631	8,197	455	13,283
Credit	229	155	—	384
Foreign exchange	3,496	167	33	3,696
Equity	587	—	712	1,299
Commodity and other	101	—	79	180
Total	9,046	8,541	1,279	18,866
Total gross derivatives	$9,063	$8,727	$1,279	$19,069
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 6 to the financial statements in the 2023 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
Fair value hedges—Recognized in Interest income
Interest rate contracts	$19	$569	$591	$198
Investment Securities—AFS	5	(565)	(547)	(184)
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(24)	$(2,349)	$(2,151)	$(64)
Deposits	(18)	38	(8)	(16)
Borrowings	49	2,316	2,158	75
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$285	$95	$655	$6
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	42	63	90	106
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$(13)	$(25)	$(60)	$(18)
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	(12)	(2)	(23)	(3)
Net change in cash flow hedges included within AOCI	(1)	(23)	(37)	(15)
1.For the current quarter ended June 30, 2024, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of June 30, 2024, is approximately $(56) million. The maximum length of time over which forecasted cash flows are hedged is 18 months.
Fair Value Hedges—Hedged Items

$ in millions	At June 30, 2024	At December 31, 2023
Investment Securities—AFS
Amortized cost basis currently or previously hedged	$50,820	$47,179
Basis adjustments included in amortized cost[1]	$(1,082)	$(732)
Deposits
Carrying amount currently or previously hedged	$17,645	$10,569
Basis adjustments included in carrying amount[1]	$(23)	$(31)
Borrowings
Carrying amount currently or previously hedged	$164,105	$158,659
Basis adjustments included in carrying amount—Outstanding hedges	$(11,348)	$(9,219)
Basis adjustments included in carrying amount—Terminated hedges	$(660)	$(671)
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2024	2023	2024	2023
Recognized in Other revenues
Credit contracts[1]	$(24)	$(84)	$(147)	$(226)
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.

June 2024 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
Net Derivative Liabilities and Collateral Posted

$ in millions	At June 30, 2024	At December 31, 2023
Net derivative liabilities with credit risk-related contingent features	$21,335	$21,957
Collateral posted	14,583	16,389
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At June 30, 2024
One-notch downgrade	$532
Two-notch downgrade	429
Bilateral downgrade agreements included in the amounts above[1]	$840
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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at June 30, 2024
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$18	$29	$38	$10	$95
Non-investment grade	7	15	16	1	39
Total	$25	$44	$54	$11	$134
Index and basket CDS
Investment grade	$9	$19	$78	$2	$108
Non-investment grade	8	16	79	16	119
Total	$17	$35	$157	$18	$227
Total CDS sold	$42	$79	$211	$29	$361
Other credit contracts	—	—	—	3	3
Total credit protection sold	$42	$79	$211	$32	$364
CDS protection sold with identical protection purchased					$303

	Years to Maturity at December 31, 2023
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$19	$29	$39	$10	$97
Non-investment grade	7	14	17	1	39
Total	$26	$43	$56	$11	$136
Index and basket CDS
Investment grade	$8	$19	$85	$4	$116
Non-investment grade	8	14	95	17	134
Total	$16	$33	$180	$21	$250
Total CDS sold	$42	$76	$236	$32	$386
Other credit contracts	—	—	—	3	3
Total credit protection sold	$42	$76	$236	$35	$389
CDS protection sold with identical protection purchased					$330
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At June 30, 2024	At December 31, 2023
Single-name CDS
Investment grade	$1,876	$1,904
Non-investment grade	395	399
Total	$2,271	$2,303
Index and basket CDS
Investment grade	$1,496	$1,929
Non-investment grade	(604)	45
Total	$892	$1,974
Total CDS sold	$3,163	$4,277
Other credit contracts	144	314
Total credit protection sold	$3,307	$4,591
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At June 30, 2024	At December 31, 2023
Single name	$162	$166
Index and basket	187	213
Tranched index and basket	34	30
Total	$383	$409

	Fair Value Asset (Liability)
$ in millions	At June 30, 2024	At December 31, 2023
Single name	$(2,696)	$(2,799)
Index and basket	84	(1,208)
Tranched index and basket	(1,089)	(1,012)
Total	$(3,701)	$(5,019)
The Firm enters into credit derivatives, principally CDS, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Firm’s counterparties for these derivatives are banks, broker-dealers, and insurance and other financial institutions.
The fair value amounts as shown in the previous tables are prior to cash collateral or counterparty netting. For further

55	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
information on credit derivatives and other credit contracts, see Note 6 to the financial statements in the 2023 Form 10-K.
7. Investment Securities
AFS and HTM Securities

	At June 30, 2024
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$63,439	$24	$686	$62,777
U.S. agency securities[2]	24,436	4	2,733	21,707
Agency CMBS	5,724	—	418	5,306
State and municipal securities	747	16	3	760
FFELP student loan ABS[3]	696	1	9	688
Total AFS securities	95,042	45	3,849	91,238
HTM securities
U.S. Treasury securities	19,103	—	1,326	17,777
U.S. agency securities[2]	42,471	6	8,675	33,802
Agency CMBS	1,270	—	115	1,155
Non-agency CMBS	1,349	2	125	1,226
Total HTM securities	64,193	8	10,241	53,960
Total investment securities	$159,235	$53	$14,090	$145,198

	At December 31, 2023
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$58,484	$24	$1,103	$57,405
U.S. agency securities[2]	25,852	4	2,528	23,328
Agency CMBS	5,871	—	456	5,415
State and municipal securities	1,132	46	5	1,173
FFELP student loan ABS[3]	810	—	18	792
Total AFS securities	92,149	74	4,110	88,113
HTM securities
U.S. Treasury securities	23,222	—	1,285	21,937
U.S. agency securities[2]	40,894	—	7,699	33,195
Agency CMBS	1,337	—	121	1,216
Non-agency CMBS	1,241	2	138	1,105
Total HTM securities	66,694	2	9,243	57,453
Total investment securities	$158,843	$76	$13,353	$145,566
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
AFS Securities in an Unrealized Loss Position

	At June 30, 2024		At December 31, 2023
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$13,972	$29	$14,295	$22
12 months or longer	27,444	657	33,458	1,081
Total	41,416	686	47,753	1,103
U.S. agency securities
Less than 12 months	357	1	4,297	43
12 months or longer	20,415	2,732	18,459	2,485
Total	20,772	2,733	22,756	2,528
Agency CMBS
12 months or longer	5,282	418	5,415	456
Total	5,282	418	5,415	456
State and municipal securities
Less than 12 months	419	2	524	3
12 months or longer	35	1	35	2
Total	454	3	559	5
FFELP student loan ABS
Less than 12 months	26	—	56	1
12 months or longer	526	9	616	17
Total	552	9	672	18
Total AFS securities in an unrealized loss position
Less than 12 months	14,774	32	19,172	69
12 months or longer	53,702	3,817	57,983	4,041
Total	$68,476	$3,849	$77,155	$4,110
For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2 in the 2023 Form 10-K and the Firm expects to recover the amortized cost basis of these securities. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of June 30, 2024 and December 31, 2023, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at June 30, 2024 and December 31, 2023 reflect an ACL of $47 million and $44 million, respectively, predominantly related to Non-agency CMBS. See Note 2 in the 2023 Form 10-K for a description of the ACL methodology used for HTM Securities. As of June 30, 2024 and December 31, 2023, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.

June 2024 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)
Investment Securities by Contractual Maturity

	At June 30, 2024
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$16,131	$15,928	1.7%
After 1 year through 5 years	39,883	39,427	3.2%
After 5 years through 10 years	7,425	7,422	4.2%
Total	63,439	62,777
U.S. agency securities:
Due within 1 year	10	10	(0.4)%
After 1 year through 5 years	313	296	1.6%
After 5 years through 10 years	481	439	1.8%
After 10 years	23,632	20,962	3.7%
Total	24,436	21,707
Agency CMBS:
Due within 1 year	1	1	(2.2)%
After 1 year through 5 years	3,534	3,405	2.0%
After 5 years through 10 years	1,053	991	2.0%
After 10 years	1,136	909	1.4%
Total	5,724	5,306
State and municipal securities:
Due within 1 year	29	29	5.1%
After 1 year through 5 years	307	306	4.8%
After 5 years through 10 years	90	90	5.3%
After 10 Years	321	335	4.3%
Total	747	760
FFELP student loan ABS:
Due within 1 year	13	13	6.0%
After 1 year through 5 years	126	122	6.3%
After 5 years through 10 years	28	28	6.3%
After 10 years	529	525	6.4%
Total	696	688
Total AFS securities	$95,042	$91,238	3.1%

	At June 30, 2024
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	$4,896	$4,788	1.6%
After 1 year through 5 years	12,147	11,488	2.1%
After 5 years through 10 years	503	411	1.1%
After 10 years	1,557	1,090	2.3%
Total	19,103	17,777
U.S. agency securities:
After 1 year through 5 years	5	5	1.8%
After 5 years through 10 years	259	242	2.1%
After 10 years	42,207	33,555	2.0%
Total	42,471	33,802
Agency CMBS:
Due within 1 year	144	140	1.6%
After 1 year through 5 years	894	826	1.4%
After 5 years through 10 years	120	101	1.5%
After 10 years	112	88	1.5%
Total	1,270	1,155
Non-agency CMBS:
Due within 1 year	169	151	4.1%
After 1 year through 5 years	464	440	4.9%
After 5 years through 10 years	592	515	3.6%
After 10 years	124	120	7.0%
Total	1,349	1,226
Total HTM securities	$64,193	$53,960	2.1%
Total investment securities	$159,235	$145,198	2.7%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At June 30, 2024, the annualized average yield, including the interest rate swap accrual of related hedges, was 2.5% for AFS securities contractually maturing within 1 year and 4.1% for all AFS securities.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Gross realized gains	$7	$7	$50	$51
Gross realized (losses)	—	(17)	—	(20)
Total[1]	$7	$(10)	$50	$31
1.Realized gains and losses are recognized in Other revenues in the income statement.

57	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At June 30, 2024
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$330,717	$(211,807)	$118,910	$(115,646)	$3,264
Securities borrowed	157,216	(34,507)	122,709	(118,221)	4,488
Liabilities
Securities sold under agreements to repurchase	$277,484	$(211,807)	$65,677	$(61,102)	$4,575
Securities loaned	51,585	(34,507)	17,078	(17,059)	19
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,753
Securities borrowed					486
Securities sold under agreements to repurchase					3,047
Securities loaned					2

	At December 31, 2023
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$300,242	$(189,502)	$110,740	$(108,893)	$1,847
Securities borrowed	142,453	(21,362)	121,091	(115,969)	5,122
Liabilities
Securities sold under agreements to repurchase	$252,153	$(189,502)	$62,651	$(58,357)	$4,294
Securities loaned	36,419	(21,362)	15,057	(15,046)	11
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,741
Securities borrowed					607
Securities sold under agreements to repurchase					3,014
Securities loaned					2
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
Gross Secured Financing Balances by Remaining Contractual Maturity

	At June 30, 2024
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$132,518	$83,661	$24,790	$36,515	$277,484
Securities loaned	35,874	—	314	15,397	51,585
Total included in the offsetting disclosure	$168,392	$83,661	$25,104	$51,912	$329,069
Trading liabilities— Obligation to return securities received as collateral	11,983	—	—	—	11,983
Total	$180,375	$83,661	$25,104	$51,912	$341,052

	At December 31, 2023
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$80,376	$114,826	$25,510	$31,441	$252,153
Securities loaned	21,508	1,345	709	12,857	36,419
Total included in the offsetting disclosure	$101,884	$116,171	$26,219	$44,298	$288,572
Trading liabilities— Obligation to return securities received as collateral	13,528	—	—	—	13,528
Total	$115,412	$116,171	$26,219	$44,298	$302,100
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At June 30, 2024	At December 31, 2023
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$101,261	$98,377
Other sovereign government obligations	148,643	122,342
Corporate equities	15,348	18,144
Other	12,232	13,290
Total	$277,484	$252,153
Securities loaned
Other sovereign government obligations	$124	$1,379
Corporate equities	50,686	34,434
Other	775	606
Total	$51,585	$36,419
Total included in the offsetting disclosure	$329,069	$288,572
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$11,972	$13,502
Other	11	26
Total	$11,983	$13,528
Total	$341,052	$302,100
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At June 30, 2024	At December 31, 2023
Trading assets	$38,110	$37,522
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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At June 30, 2024	At December 31, 2023
Collateral received with right to sell or repledge	$834,763	$735,830
Collateral that was sold or repledged[1]	638,941	553,386
1.Does not include securities used to meet federal regulations for the Firm’s U.S. broker-dealers.

June 2024 Form 10-Q	58

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
Securities Segregated for Regulatory Purposes

$ in millions	At June 30, 2024	At December 31, 2023
Segregated securities[1]	$28,808	$20,670
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Customer Margin and Other Lending

$ in millions	At June 30, 2024	At December 31, 2023
Margin and other lending	$54,572	$45,644
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
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 12. Additionally, for certain secured financing transactions that meet applicable netting criteria, the Firm offset Other secured financing liabilities against financing receivables recorded within Trading assets in the amount of $1,473 million at June 30, 2024 and $3,472 million at December 31, 2023.
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At June 30, 2024
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,764	$11,134	$17,898
Secured lending facilities	44,869	3,569	48,438
Commercial real estate	8,804	573	9,377
Residential real estate	63,161	1	63,162
Securities-based lending and Other	90,541	6	90,547
Total loans	214,139	15,283	229,422
ACL	(1,175)		(1,175)
Total loans, net	$212,964	$15,283	$228,247
Loans to non-U.S. borrowers, net	$23,523	$5,183	$28,706

	At December 31, 2023
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,758	$11,862	$18,620
Secured lending facilities	39,498	3,161	42,659
Commercial real estate	8,678	209	8,887
Residential real estate	60,375	22	60,397
Securities-based lending and Other	89,245	1	89,246
Total loans	204,554	15,255	219,809
ACL	(1,169)		(1,169)
Total loans, net	$203,385	$15,255	$218,640
Loans to non-U.S. borrowers, net	$21,152	$5,043	$26,195
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 9 to the financial statements in the 2023 Form 10-K.
Loans by Interest Rate Type

	At June 30, 2024		At December 31, 2023
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$—	$17,898	$—	$18,620
Secured lending facilities	—	48,438	—	42,659
Commercial real estate	142	9,235	141	8,746
Residential real estate	29,911	33,251	28,934	31,464
Securities-based lending and Other	23,972	66,575	23,922	65,323
Total loans, before ACL	$54,025	$175,397	$52,997	$166,812
See Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.

59	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Loans Held for Investment before Allowance by Credit Quality and Origination Year

	At June 30, 2024			At December 31, 2023
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$2,133	$4,256	$6,389	$2,350	$3,863	$6,213
2024	52	6	58
2023	—	50	50	—	88	88
2022	—	59	59	—	166	166
2021	15	75	90	15	89	104
2020	9	26	35	29	25	54
Prior	83	—	83	—	133	133
Total	$2,292	$4,472	$6,764	$2,394	$4,364	$6,758

	At June 30, 2024			At December 31, 2023
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$9,271	$25,033	$34,304	$9,494	$22,240	$31,734
2024	463	3,276	3,739
2023	1,489	1,377	2,866	1,535	1,459	2,994
2022	293	2,301	2,594	392	2,390	2,782
2021	—	323	323	—	365	365
2020	—	—	—	—	80	80
Prior	60	983	1,043	356	1,187	1,543
Total	$11,576	$33,293	$44,869	$11,777	$27,721	$39,498

	At June 30, 2024			At December 31, 2023
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$—	$172	$172	$—	$170	$170
2024	—	1,333	1,333
2023	364	950	1,314	261	1,067	1,328
2022	383	1,744	2,127	284	1,900	2,184
2021	296	1,554	1,850	370	1,494	1,864
2020	—	747	747	—	756	756
Prior	—	1,261	1,261	195	2,181	2,376
Total	$1,043	$7,761	$8,804	$1,110	$7,568	$8,678

	At June 30, 2024
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$117	$35	$5	$157	$—	$157
2024	4,024	724	72	4,379	441	4,820
2023	7,089	1,468	214	7,845	926	8,771
2022	10,612	2,372	380	12,311	1,053	13,364
2021	10,807	2,314	234	12,444	911	13,355
2020	6,691	1,382	100	7,752	421	8,173
Prior	11,106	3,004	411	13,466	1,055	14,521
Total	$50,446	$11,299	$1,416	$58,354	$4,807	$63,161

	At December 31, 2023
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$108	$33	$8	$149	$—	$149
2023	7,390	1,517	230	8,168	969	9,137
2022	10,927	2,424	389	12,650	1,090	13,740
2021	11,075	2,376	239	12,763	927	13,690
2020	6,916	1,430	104	8,017	433	8,450
Prior	11,642	3,131	436	14,106	1,103	15,209
Total	$48,058	$10,911	$1,406	$55,853	$4,522	$60,375

	At June 30, 2024
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$71,825	$5,814	$1,616	$79,255
2024	403	221	332	956
2023	1,214	635	386	2,235
2022	924	443	1,184	2,551
2021	100	166	491	757
2020	39	280	463	782
Prior	225	1,352	2,428	4,005
Total	$74,730	$8,911	$6,900	$90,541

	At December 31, 2023
	Securities-based Lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$71,474	$5,230	$1,362	$78,066
2023	1,612	627	346	2,585
2022	1,128	816	804	2,748
2021	165	330	377	872
2020	—	435	414	849
Prior	215	2,096	1,814	4,125
Total	$74,594	$9,534	$5,117	$89,245
IG—Investment Grade
NIG—Non-investment Grade
1. Securities-based loans are subject to collateral maintenance provisions, and at June 30, 2024 and December 31, 2023, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2023 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment, which typically consist of bespoke lending arrangements provided to ultra-high worth net clients. These facilities are generally secured by eligible collateral.
Past Due Loans Held for Investment before Allowance1

$ in millions	At June 30, 2024	At December 31, 2023
Corporate	$—	$47
Commercial real estate	228	185
Residential real estate	165	160
Securities-based lending and Other	—	1
Total	$393	$393
1.As of June 30, 2024, the majority of the amounts are 90 days or more past due. As of December 31, 2023, the majority of the amounts are past due for a period of less than 90 days.
Nonaccrual Loans Held for Investment before Allowance1

$ in millions	At June 30, 2024	At December 31, 2023
Corporate	$72	$95
Secured lending facilities	7	87
Commercial real estate	506	426
Residential real estate	113	95
Securities-based lending and Other	286	174
Total	$984	$877
Nonaccrual loans without an ACL	$70	$86
1.There were no loans held for investment that were 90 days or more past due and still accruing as of June 30, 2024 and December 31, 2023. For further information on the Firm’s nonaccrual policy, see Note 2 to the financial statements in the 2023 Form 10-K.
See Note 2 to the financial statements in the 2023 Form 10-K for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans.

June 2024 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)
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
Modified Loans Held for Investment
Period-end loans held for investment modified during the following periods1:

	Three Months Ended June 30,
	2024		2023
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$70	1.0%	$2	—%
Secured lending facilities	—	—%	83	0.2%
Commercial real estate	—	—%	21	0.2%
Securities-based lending and Other	98	0.1%	30	—%
Total	$168	0.2%	$136	0.1%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Commercial real estate	$—	—%	$40	0.5%
Residential real estate	1	—%	—	—%
Total	$1	—%	$40	0.5%
Total Modifications	$169	0.1%	$176	0.1%

	Six Months Ended June 30,
	2024		2023
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$126	1.9%	$23	0.3%
Secured lending facilities	—	—%	83	0.2%
Commercial real estate	79	0.9%	21	0.2%
Securities-based lending and Other	139	0.2%	30	—%
Total	$344	0.3%	$158	0.1%
Other-than-insignificant Payment Delay
Commercial real estate	$—	—%	$67	0.8%
Total	$—	—%	$67	0.8%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Commercial real estate	$40	0.5%	$40	0.5%
Residential real estate	1	—%	1	—%
Total	$41	0.5%	$41	0.5%
Total Modifications	$385	0.2%	$266	0.1%
1.Lending commitments to borrowers for which the Firm has modified terms of the receivable, during the three months ended June 30, 2024 and 2023, are $116 million and $74 million, as of June 30, 2024 and June 30, 2023, respectively. Lending commitments to borrowers for which the Firm has modified terms of the receivable, during the six months ended June 30, 2024 and 2023, are $439 million and $661 million, as of June 30, 2024 and June 30, 2023, respectively.
2.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.

Financial Effect of Modifications on Loans Held for Investment

	Three Months Ended June 30, 2024[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	28	0	—	—%
Securities-based lending and Other	15	0	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Residential real estate	120	0	—	1%

	Three Months Ended June 30, 2023[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	51	0	$—	—%
Secured lending facilities	3	0	—	—%
Commercial real estate	1	0	—	—%
Securities-based lending and Other	26	0	—	—%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Commercial real estate	6	6	$—	—%

	Six Months Ended June 30, 2024[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	28	0	$—	—%
Commercial real estate	4	0	—	—%
Securities-based lending and Other	21	0	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Residential real estate	120	0	—	1%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Commercial real estate	16	16	—	—%

	Six Months Ended June 30, 2023[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	14	0	$—	—%
Secured lending facilities	3	0	—	—%
Commercial real estate	4	8	—	—%
Residential real estate	4	0	—	—%
Securities-based lending and Other	26	0	—	—%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Commercial real estate	7	6	—	—%
1.In instances where more than one loan was modified, modification impact is presented on a weighted-average basis.

61	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Past Due Loans Held for Investment Modified in the Last 12 months

	At June 30, 2024
$ in millions	30-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	67	—	67
Total	$67	$—	$67

As of June 30, 2023, there were no past due loans held for investment modified during the 12 months prior. There were no loans held for investment that had been modified in the 12 months prior and subsequently defaulted during the six months ended June 30, 2024.
Provision for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Loans	$85	$138	$63	$339
Lending commitments	(9)	23	7	56
Allowance for Credit Losses Rollforward and Allocation—Loans and Lending Commitments

	Six Months Ended June 30, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$241	$153	$463	$100	$212	$1,169
Gross charge-offs	—	(11)	(41)	—	(2)	(54)
Recoveries	—	—	4	—	—	4
Net (charge-offs) recoveries	—	(11)	(37)	—	(2)	(50)
Provision (release)	1	2	46	(6)	20	63
Other	(1)	(1)	(3)	—	(2)	(7)
Ending balance	$241	$143	$469	$94	$228	$1,175
Percent of loans to total loans[1]	3%	21%	4%	30%	42%	100%
ACL—Lending commitments
Beginning balance	$431	$70	$26	$4	$20	$551
Provision (release)	8	—	3	—	(4)	7
Other	(5)	(1)	—	—	3	(3)
Ending balance	$434	$69	$29	$4	$19	$555
Total ending balance	$675	$212	$498	$98	$247	$1,730

	Six Months Ended June 30, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$235	$153	$275	$87	$89	$839
Gross charge-offs	(30)	—	(69)	—	(2)	(101)
Provision (release)	50	3	178	25	83	339
Other	2	—	1	—	1	4
Ending balance	$257	$156	$385	$112	$171	$1,081
Percent of loans to total loans[1]	4%	19%	4%	28%	45%	100%
ACL—Lending commitments
Beginning balance	$411	$51	$15	$4	$23	$504
Provision (release)	35	10	7	1	3	56
Other	2	—	—	—	—	2
Ending balance	$448	$61	$22	$5	$26	$562
Total ending balance	$705	$217	$407	$117	$197	$1,643
CRE—Commercial real estate
SBL—Securities-based lending
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
The allowance for credit losses for loans and lending commitments increased for the six months ended June 30, 2024, reflecting provisions for certain specific commercial real estate loans, mainly in the office sector, modest growth in certain corporate and other loan portfolios and provisions for certain specific securities-based loans. The impact was partially offset by improvements in the macroeconomic outlook. Charge-offs in the current year period primarily related to Commercial real estate and Secured lending facilities. The base scenario used in our ACL models as of June 30, 2024 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes modest economic growth in 2024, followed by a gradual improvement in 2025 as well as lower credit spreads and higher interest rates relative to the prior forecast. Given the nature of our lending portfolio, the most sensitive model input is U.S. gross domestic product (“GDP”). For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 9 to the financial statements in the 2023 Form 10-K.
Selected Credit Ratios

	At June 30, 2024	At December 31, 2023
ACL for loans to total HFI loans	0.5%	0.6%
Nonaccrual HFI loans to total HFI loans	0.5%	0.4%
ACL for loans to nonaccrual HFI loans	119.4%	133.3%

June 2024 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)
Employee Loans

$ in millions	At June 30, 2024	At December 31, 2023
Currently employed by the Firm[1]	$4,191	$4,257
No longer employed by the Firm[2]	95	92
Employee loans	$4,286	$4,349
ACL	(121)	(121)
Employee loans, net of ACL	$4,165	$4,228
Remaining repayment term, weighted average in years	5.7	5.8
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
10. Other Assets
Equity Method Investments

$ in millions	At June 30, 2024	At December 31, 2023
Investments	$1,885	$1,915

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Income (loss)	$54	$61	$110	$86
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
Japanese Securities Joint Venture

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Income (loss) from investment in MUMSS	$36	$63	$77	$92
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
Tax Equity Investments under the Proportional Amortization Method

$ in millions	At June 30, 2024	At December 31, 2023
Low-income housing[1]	$1,790	$1,699
Renewable energy and other[2]	34	—
Total[3]	$1,824	$1,699
1.Amounts include unfunded equity contributions of $637 million and $661 million as of June 30, 2024 and December 31, 2023, respectively. The corresponding liabilities for the commitments to fund these equity contributions are recorded in Other liabilities and accrued expenses. The majority of these commitments are expected to be funded within 5 years.
2.Prior to adoption of the Investments - Tax Credit Structures accounting update on January 1, 2024, Renewable energy and other investments were accounted for under the equity method.
3.At June 30, 2024, this amount excludes $47 million of tax equity investments within programs for which the Firm elected the proportional amortization method that do not meet the conditions to apply the proportional amortization method, which are accounted for as equity method investments.

Income tax credits and other income tax benefits recognized as well as proportional amortization are included in the Provision for income taxes line in the consolidated income statement and in the Depreciation and amortization line in the consolidated cash flow statement.
Net Benefits Attributable to Tax Equity Investments under the Proportional Amortization Method

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Income tax credits and other income tax benefits	$78	$53	$153	$124
Proportional amortization	(59)	(50)	(119)	(99)
Net benefits	$19	$3	$34	$25
11. Deposits
Deposits

$ in millions	At June 30, 2024	At December 31, 2023
Savings and demand deposits	$277,398	$288,252
Time deposits	71,492	63,552
Total	$348,890	$351,804
Deposits subject to FDIC insurance	$278,178	$276,598
Deposits not subject to FDIC insurance	$70,712	$75,206
Time Deposit Maturities

$ in millions	At June 30, 2024
2024	$18,929
2025	26,123
2026	11,324
2027	7,115
2028	5,048
Thereafter	2,953
Total	$71,492

63	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At June 30, 2024	At December 31, 2023
Original maturities of one year or less	$5,299	$3,188
Original maturities greater than one year
Senior	$256,280	$248,174
Subordinated	13,618	12,370
Total greater than one year	$269,898	$260,544
Total	$275,197	$263,732
Weighted average stated maturity, in years[1]	6.5	6.6
1.Only includes borrowings with original maturities greater than one year.
Other Secured Financings

$ in millions	At June 30, 2024	At December 31, 2023
Original maturities:
One year or less	$10,484	$5,732
Greater than one year	6,656	6,923
Total	$17,140	$12,655
Transfers of assets accounted for as secured financings	$8,568	$5,848
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
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at June 30, 2024
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$14,194	$40,150	$59,255	$3,477	$117,076
Secured lending facilities	7,399	5,819	4,882	3,232	21,332
Commercial and Residential real estate	1,081	44	120	383	1,628
Securities-based lending and Other	16,571	2,719	385	417	20,092
Forward-starting secured financing receivables[1]	114,543	53	—	—	114,596
Central counterparty	300	—	—	12,809	13,109
Investment activities	1,937	116	76	478	2,607
Letters of credit and other financial guarantees	62	15	—	7	84
Total	$156,087	$48,916	$64,718	$20,803	$290,524
Lending commitments participated to third parties					$8,998
1.Forward-starting secured financing receivables are generally settled within three business days.
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 14 to the financial statements in the 2023 Form 10-K.
Guarantees

	At June 30, 2024
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,286,435	$748,523	$169,086	$454,869	$(37,812)
Standby letters of credit and other financial guarantees issued[2,3]	1,667	1,262	1,073	2,556	5
Liquidity facilities	2,196	—	—	—	2
Whole loan sales guarantees	3	83	—	23,074	—
Securitization representations and warranties[4]	—	—	—	83,563	(3)
General partner guarantees	299	32	133	28	(91)
Client clearing guarantees	184	—	—	—	—
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
3.As of June 30, 2024, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $64 million.
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

June 2024 Form 10-Q	64

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
income, including with respect to certain of the individual proceedings or investigations described below.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Legal expenses	$12	$45	$(14)	$196
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

65	June 2024 Form 10-Q

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

Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

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
On June 22, 2021, Dutch criminal authorities sought various documents in connection with an investigation of the Firm related to the civil claims asserted by the Dutch Authority concerning the accuracy of the Firm subsidiary’s tax returns for 2007 to 2012. The Dutch criminal authorities have requested additional information, and the Firm is continuing

June 2024 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)
to respond to them in connection with their ongoing investigation.
Danish Underwriting Matter

On October 5, 2017, various institutional investors filed a claim against the Firm and another bank in a matter now styled Case number B-803-18 (previously BS 99-6998/2017), in the City Court of Copenhagen, Denmark concerning their roles as underwriters of the initial public offering (“IPO”) in March 2014 of the Danish company OW Bunker A/S. The claim seeks damages of approximately DKK529 million (approximately $76 million) plus interest in respect of alleged losses arising from investing in shares in OW Bunker, which entered into bankruptcy in November 2014. Separately, on November 29, 2017, another group of institutional investors joined the Firm and another bank as defendants to pending proceedings in the High Court of Eastern Denmark against various other parties involved in the IPO in a matter styled Case number B-2073-16. The claim brought against the Firm and the other bank has been given its own Case number B-2564-17. The investors claim damages of approximately DKK767 million (approximately $110 million) plus interest from the Firm and the other bank on a joint and several basis with the Defendants to these proceedings. Both claims are based on alleged prospectus liability; the second claim also alleges professional liability of banks acting as financial intermediaries. On June 8, 2018, the City Court of Copenhagen, Denmark ordered that the matters now styled Case number B-803-18, Case number B-2073-16, and Case number B-2564-17 (“the Cases”) be heard together before the High Court of Eastern Denmark. On July 1, 2024, defendants reached a conditional settlement agreement with the plaintiffs in the Cases. A conditional settlement agreement has also been reached in an additional related claim to which the Firm is not a party but which forms part of the complex of cases proceeding before the High Court of Eastern Denmark in connection with the bankruptcy of OW Bunker (Case number B-407-17). The conditional settlement agreements are conditioned upon approval of the settlement of Case number B-407-17 by the 14th Division of the Danish Court of Appeal Eastern Division.
U.K. Government Bond Matter

The Firm is engaging with the U.K. Competition and Markets Authority in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the Firm's activities concerning certain liquid fixed income products between 2009 and 2012. On May 24, 2023, the U.K. Competition and Markets Authority issued a Statement of Objections setting out its provisional findings that the Firm had breached U.K. competition law by sharing competitively sensitive information in connection with gilts and gilt asset swaps between 2009 and 2012. The Firm is contesting the provisional findings. Separately, on June 16, 2023, the Firm was named as a defendant in a purported antitrust class action in the United States District
Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. On September 28, 2023, the defendants filed a joint motion to dismiss the complaint, which has been fully briefed.
Other

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”) a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Firm, of two March 2021 Viacom offerings: a $1.7 billion Viacom Class B Common Stock offering and a $1 billion offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Firm, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Firm, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Firm and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Firm and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Firm’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14,

67	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
2024, the defendants filed their notice of appeal of the court’s grant of class certification.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Firm and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiffs was approximately $133 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Firm’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Firm or sold to plaintiffs by the Firm was approximately $116 million. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Firm’s motion to dismiss the complaint. On July 15, 2022, the Firm filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Firm’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On October 1, 2024, trial is scheduled to begin.
The Firm has been named in two putative class actions regarding cash sweep programs for retail clients. On February 1, 2024, E*TRADE Securities LLC (E*TRADE) and Morgan Stanley Smith Barney LLC (MSSB) were named in Burmin, et al. v. E*TRADE Securities LLC, et al., filed in the United States District Court for the District of New Jersey, alleging that, from February 2018 to present, E*TRADE (and post-merger MSSB) breached customer agreements by failing to pay a reasonable rate of interest to Individual Retirement Account holders on cash balances swept to affiliate bank deposit programs. A motion to dismiss is pending. On June 14, 2024, MSSB and other Firm entities were named in Estate of Sherlip, et al. v. Morgan Stanley, et al., filed in the United States District Court for the SDNY, alleging the defendants failed to pay a reasonable rate of interest to brokerage, retirement, and advisory account holders on cash balances swept to affiliate bank deposit programs. The class action complaints seek, among other relief, certification of the class of plaintiffs and unspecified damages.

Since April 2024, the Firm has been engaged with and is responding to requests for information from the Enforcement Division of the SEC regarding advisory account cash balances swept to affiliate bank deposit programs and compliance with the Investment Advisers Act of 1940.
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At June 30, 2024		At December 31, 2023
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$711	$258	$597	$256
Investment vehicles[2]	817	539	753	502
MTOB	667	619	582	520
Other	389	96	378	97
Total	$2,584	$1,512	$2,310	$1,375
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
2.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At June 30, 2024	At December 31, 2023
Assets
Cash and cash equivalents	$182	$164
Trading assets at fair value	2,073	1,557
Investment securities	274	492
Securities purchased under agreements to resell	33	67
Customer and other receivables	20	26
Other assets	2	4
Total	$2,584	$2,310
Liabilities
Trading liabilities at fair value	$4	$—
Other secured financings	1,322	1,222
Other liabilities and accrued expenses	123	121
Borrowings	63	32
Total	$1,512	$1,375
Noncontrolling interests	$52	$54
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

June 2024 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)
Non-consolidated VIEs

	At June 30, 2024
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$163,588	$2,518	$3,325	$3,106	$58,886
Maximum exposure to loss[3]
Debt and equity interests	$25,651	$122	$—	$2,302	$10,446
Derivative and other contracts	—	—	2,196	—	4,147
Commitments, guarantees and other	5,464	—	—	—	155
Total	$31,115	$122	$2,196	$2,302	$14,748
Carrying value of variable interests—Assets
Debt and equity interests	$25,651	$122	$—	$1,910	$10,446
Derivative and other contracts	—	—	4	—	1,564
Total	$25,651	$122	$4	$1,910	$12,010
Additional VIE assets owned[4]					$15,108
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$2	$—	$412
Total	$—	$—	$2	$—	$412

	At December 31, 2023
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$144,906	$1,526	$3,152	$3,102	$50,052
Maximum exposure to loss[3]
Debt and equity interests	$21,203	$52	$—	$2,049	$9,076
Derivative and other contracts	—	—	2,092	—	4,452
Commitments, guarantees and other	3,439	—	—	—	55
Total	$24,642	$52	$2,092	$2,049	$13,583
Carrying value of variable interests–Assets
Debt and equity interests	$21,203	$52	$—	$1,682	$9,075
Derivative and other contracts	—	—	2	—	1,330
Total	$21,203	$52	$2	$1,682	$10,405
Additional VIE assets owned[4]					$15,002
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$3	$—	$452
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At June 30, 2024		At December 31, 2023
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$15,888	$3,395	$17,346	$3,355
Commercial mortgages	79,211	9,050	74,590	8,342
U.S. agency collateralized mortgage obligations	44,289	6,825	42,917	6,675
Other consumer or commercial loans	24,200	6,381	10,053	2,831
Total	$163,588	$25,651	$144,906	$21,203
Transferred Assets with Continuing Involvement

	At June 30, 2024
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$4,764	$74,725	$17,686	$12,431
Retained interests
Investment grade	$141	$650	$1,095	$—
Non-investment grade	108	768	—	78
Total	$249	$1,418	$1,095	$78
Interests purchased in the secondary market[3]
Investment grade	$10	$35	$46	$—
Non-investment grade	9	13	14	—
Total	$19	$48	$60	$—
Derivative assets	$—	$—	$—	$1,270
Derivative liabilities	—	—	—	413

	At December 31, 2023
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$4,333	$73,818	$12,083	$12,438
Retained interests
Investment grade	$149	$653	$460	$—
Non-investment grade	83	788	—	69
Total	$232	$1,441	$460	$69
Interests purchased in the secondary market[3]
Investment grade	$20	$22	$42	$—
Non-investment grade	—	16	—	—
Total	$20	$38	$42	$—
Derivative assets	$—	$—	$—	$1,073
Derivative liabilities	—	—	—	426

69	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Fair Value At June 30, 2024
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,172	$—	$1,172
Non-investment grade	8	73	81
Total	$1,180	$73	$1,253
Interests purchased in the secondary market[3]
Investment grade	$88	$3	$91
Non-investment grade	27	9	36
Total	$115	$12	$127
Derivative assets	$1,270	$—	$1,270
Derivative liabilities	413	—	413

	Fair Value at December 31, 2023
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$576	$—	$576
Non-investment grade	10	56	66
Total	$586	$56	$642
Interests purchased in the secondary market[3]
Investment grade	$77	$7	$84
Non-investment grade	12	4	16
Total	$89	$11	$100
Derivative assets	$1,073	$—	$1,073
Derivative liabilities	426	—	426
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
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
New transactions[1]	$9,717	$3,605	$16,599	$6,126
Retained interests	2,091	1,077	4,191	2,652
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).
Assets Sold with Retained Exposure

$ in millions	At June 30, 2024	At December 31, 2023
Gross cash proceeds from sale of assets[1]	$81,873	$60,766
Fair value
Assets sold	$83,567	$62,221
Derivative assets recognized in the balance sheet	2,104	1,546
Derivative liabilities recognized in the balance sheet	417	93
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
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At June 30, 2024 and December 31, 2023, the differences between the actual and required ratios were lower under the Standardized Approach.
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

June 2024 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)
2024. The deferral impacts will become fully phased-in beginning on January 1, 2025.
Capital Buffer Requirements

	At June 30, 2024 and December 31, 2023
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
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At June 30, 2024 and December 31, 2023
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	12.9%	10.0%
Tier 1 capital ratio	6.0%	14.4%	11.5%
Total capital ratio	8.0%	16.4%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
The Firm’s Regulatory Capital and Capital Ratios
Risk-based capital

	Standardized
$ in millions	At June 30, 2024	At December 31, 2023
Risk-based capital
CET1 capital	$71,791	$69,448
Tier 1 capital	80,513	78,183
Total capital	92,240	88,874
Total RWA	472,102	456,053
Risk-based capital ratio
CET1 capital	15.2%	15.2%
Tier 1 capital	17.1%	17.1%
Total capital	19.5%	19.5%
Required ratio[1]
CET1 capital	12.9%	12.9%
Tier 1 capital	14.4%	14.4%
Total capital	16.4%	16.4%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At June 30, 2024	At December 31, 2023
Leveraged-based capital
Adjusted average assets[1]	$1,185,506	$1,159,626
Supplementary leverage exposure[2]	1,473,391	1,429,552
Leveraged-based capital ratio
Tier 1 leverage	6.8%	6.7%
SLR	5.5%	5.5%
Required ratio[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
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

71	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
failure by the U.S. Bank Subsidiaries to meet minimum capital requirements may result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the U.S. Bank Subsidiaries’ and the Firm’s financial statements.
At June 30, 2024 and December 31, 2023, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. Beginning on January 1, 2020, MSBNA and MSPBNA elected to defer the effect of the adoption of CECL on risk-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022 and are phased-in at 75% from January 1, 2024. The deferral impacts will become fully phased-in beginning on January 1, 2025.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At June 30, 2024		At December 31, 2023
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$23,263	22.2%	$21,925	21.7%
Tier 1 capital	8.0%	8.5%	23,263	22.2%	21,925	21.7%
Total capital	10.0%	10.5%	24,163	23.0%	22,833	22.6%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$23,263	11.2%	$21,925	10.6%
SLR	6.0%	3.0%	23,263	8.4%	21,925	8.2%
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At June 30, 2024		At December 31, 2023
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$16,541	26.9%	$15,388	25.8%
Tier 1 capital	8.0%	8.5%	16,541	26.9%	15,388	25.8%
Total capital	10.0%	10.5%	16,844	27.4%	15,675	26.3%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$16,541	8.1%	$15,388	7.5%
SLR	6.0%	3.0%	16,541	7.8%	15,388	7.2%
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
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At June 30, 2024	At December 31, 2023
Net capital	$18,298	$18,121
Excess net capital	13,791	13,676
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC, respectively, and is registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At June 30, 2024 and December 31, 2023, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
Certain other subsidiaries are also subject to various regulatory capital requirements. Such subsidiaries include the following, each of which operated with capital in excess of their respective regulatory capital requirements as of June 30, 2024 and December 31, 2023, as applicable:
•MSSB,
•MSIP,
•MSESE,
•MSMS,
•MSCS, and
•MSCG
See Note 16 to the financial statements in the 2023 Form 10-K for further information.
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At June 30, 2024	Liquidation Preference per Share	At June 30, 2024	At December 31, 2023
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	1,000
Total			$8,750	$8,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
For a description of Series A through Series P preferred stock, see Note 17 to the financial statements in the 2023 Form 10-K. The Firm’s preferred stock has a preference over its

June 2024 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)
common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
Share Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Repurchases of common stock under the Firm’s Share Repurchase Authorization	$750	$1,000	$1,750	$2,500
On June 28, 2024, the Firm announced that its Board of Directors reauthorized a multi-year repurchase program of up to $20 billion of outstanding common stock, without a set expiration date, beginning in the third quarter of 2024, which will be exercised from time to time as conditions warrant. For more information on share repurchases, see Note 17 to the financial statements in the 2023 Form 10-K.
On July 30, 2024, the Firm issued 40 million depositary shares of Series Q Preferred Stock, for an aggregate price of $1.0 billion. Each depositary share represents a 1/1000th interest in a share of 6.625% Non-Cumulative Preferred Stock, Series Q, $0.01 par value (“Series Q Preferred Stock”). The Series Q Preferred Stock is redeemable at the Firm’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after October 15, 2029 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of this series), in each case at a redemption price of $25,000 per share (equivalent to $25 per depositary share). The Series Q Preferred Stock also has a preference over the Firm’s common stock upon liquidation and qualifies as Tier 1 capital.
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2024	2023	2024	2023
Weighted average common shares outstanding, basic	1,594	1,635	1,597	1,640
Effect of dilutive RSUs and PSUs	17	16	17	17
Weighted average common shares outstanding and common stock equivalents, diluted	1,611	1,651	1,614	1,657
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	—	5	—	4
Dividends

$ in millions, except per share data	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$398	$18	$377	$17
C	25	13	25	13
E	450	16	445	16
F	434	14	430	15
I	398	16	398	16
K	366	14	366	14
L	305	6	305	6
N3	2,285	7	2,051	6
O	266	14	266	14
P	406	16	406	16
Total Preferred stock		$134		$133
Common stock	$0.850	$1,377	$0.775	$1,292

$ in millions, except per share data	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$790	$35	$720	$32
C	50	26	50	26
E	896	31	891	31
F	869	29	859	29
I	797	32	797	32
K	731	29	731	29
L	609	12	609	12
M2	29	12	29	12
N3	4,511	14	4,701	14
O	531	28	531	28
P	813	32	813	32
Total Preferred stock		$280		$277
Common stock	$1.70	$2,767	$1.55	$2,597
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.
3. Series N was payable semiannually until March 15, 2023 and thereafter is payable quarterly.
Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
March 31, 2024	$(1,265)	$(3,026)	$(591)	$(2,163)	$(12)	$(7,057)
OCI during the period	(90)	109	9	269	—	297
June 30, 2024	$(1,355)	$(2,917)	$(582)	$(1,894)	$(12)	$(6,760)
March 31, 2023	$(1,172)	$(3,680)	$(509)	$(353)	$3	$(5,711)
OCI during the period	(27)	(21)	(1)	(520)	(20)	(589)
June 30, 2023	$(1,199)	$(3,701)	$(510)	$(873)	$(17)	$(6,300)
December 31, 2023	$(1,153)	$(3,094)	$(595)	$(1,595)	$16	$(6,421)
OCI during the period	(202)	177	13	(299)	(28)	(339)
June 30, 2024	$(1,355)	$(2,917)	$(582)	$(1,894)	$(12)	$(6,760)
December 31, 2022	$(1,204)	$(4,192)	$(508)	$(345)	$(4)	$(6,253)
OCI during the period	5	491	(2)	(528)	(13)	(47)
June 30, 2023	$(1,199)	$(3,701)	$(510)	$(873)	$(17)	$(6,300)
1.Amounts are net of tax and noncontrolling interests.

73	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Components of Period Changes in OCI

	Three Months Ended June 30, 2024
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(59)	$(83)	$(142)	$(52)	$(90)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(59)	$(83)	$(142)	$(52)	$(90)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$150	$(35)	$115	$—	$115
Reclassified to earnings	(7)	1	(6)	—	(6)
Net OCI	$143	$(34)	$109	$—	$109
Pension and other
OCI activity	$5	$—	$5	$—	$5
Reclassified to earnings	5	(1)	4	—	4
Net OCI	$10	$(1)	$9	$—	$9
Change in net DVA
OCI activity	$355	$(86)	$269	$6	$263
Reclassified to earnings	7	(1)	6	—	6
Net OCI	$362	$(87)	$275	$6	$269
Change in fair value of cash flow hedge derivatives
OCI activity	$(12)	$3	$(9)	$—	$(9)
Reclassified to earnings	12	(3)	9	—	9
Net OCI	$—	$—	$—	$—	$—

	Three Months Ended June 30, 2023
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(88)	$(23)	$(111)	$(84)	$(27)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(88)	$(23)	$(111)	$(84)	$(27)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(38)	$10	$(28)	$—	$(28)
Reclassified to earnings	10	(3)	7	—	7
Net OCI	$(28)	$7	$(21)	$—	$(21)
Pension and other
OCI activity	$(1)	$—	$(1)	$—	$(1)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(1)	$—	$(1)	$—	$(1)
Change in net DVA
OCI activity	$(704)	$171	$(533)	$(11)	$(522)
Reclassified to earnings	3	(1)	2	—	2
Net OCI	$(701)	$170	$(531)	$(11)	$(520)
Change in fair value of cash flow hedge derivatives
OCI activity	$(25)	$4	$(21)	$—	$(21)
Reclassified to earnings	2	(1)	1	—	1
Net OCI	$(23)	$3	$(20)	$—	$(20)

	Six Months Ended June 30, 2024
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(129)	$(186)	$(315)	$(113)	$(202)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(129)	$(186)	$(315)	$(113)	$(202)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$282	$(67)	$215	$—	$215
Reclassified to earnings	(50)	12	(38)	—	(38)
Net OCI	$232	$(55)	$177	$—	$177
Pension and other
OCI activity	$5	$—	$5	$—	$5
Reclassified to earnings	10	(2)	8	—	8
Net OCI	$15	$(2)	$13	$—	$13
Change in net DVA
OCI activity	$(396)	$94	$(302)	$11	$(313)
Reclassified to earnings	17	(3)	14	—	14
Net OCI	$(379)	$91	$(288)	$11	$(299)
Change in fair value of cash flow hedge derivatives
OCI activity	$(59)	$14	$(45)	$—	$(45)
Reclassified to earnings	23	(6)	17	—	17
Net OCI	$(36)	$8	$(28)	$—	$(28)

	Six Months Ended June 30, 2023
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(98)	$7	$(91)	$(96)	$5
Reclassified to earnings	—	—	—	—	—
Net OCI	$(98)	$7	$(91)	$(96)	$5
Change in net unrealized gains (losses) on AFS securities
OCI activity	$672	$(157)	$515	$—	$515
Reclassified to earnings	(31)	7	(24)	—	(24)
Net OCI	$641	$(150)	$491	$—	$491
Pension and other
OCI activity	$(1)	$—	$(1)	$—	$(1)
Reclassified to earnings	(1)	—	(1)	—	(1)
Net OCI	$(2)	$—	$(2)	$—	$(2)
Change in net DVA
OCI activity	$(734)	$181	$(553)	$(18)	$(535)
Reclassified to earnings	9	(2)	7	—	7
Net OCI	$(725)	$179	$(546)	$(18)	$(528)
Change in fair value of cash flow hedge derivatives
OCI activity	$(18)	$3	$(15)	$—	$(15)
Reclassified to earnings	3	(1)	2	—	2
Net OCI	$(15)	$2	$(13)	$—	$(13)

June 2024 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)
17. Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Interest income
Cash and cash equivalents[1]	$733	$810	$1,636	1,553
Investment securities	1,277	850	2,474	1,868
Loans	3,483	3,045	6,787	5,855
Securities purchased under agreements to resell[2]	3,011	1,829	5,542	3,306
Securities borrowed[3]	1,358	1,370	2,735	2,541
Trading assets, net of Trading liabilities	1,531	934	2,913	1,851
Customer receivables and Other[1,4]	2,136	2,075	4,372	3,919
Total interest income	$13,529	$10,913	$26,459	$20,893
Interest expense
Deposits	$2,551	$1,946	$5,026	$3,521
Borrowings	3,327	2,770	6,551	5,274
Securities sold under agreements to repurchase[5]	2,723	1,452	5,127	2,669
Securities loaned[6]	269	203	493	367
Customer payables and Other[4,7]	2,592	2,532	5,399	4,706
Total interest expense	$11,462	$8,903	$22,596	$16,537
Net interest	$2,067	$2,010	$3,863	$4,356
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
4.Certain prior period amounts have been adjusted to conform with the current period presentation. This adjustment resulted in a decrease to both interest income and interest expense of $1,135 million and $2,025 million for the three months and six months ended, June 30, 2023, respectively. There was no change to net interest income for the Institutional Securities segment. See Note 2 for additional information.
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
Accrued Interest

$ in millions	At June 30, 2024	At December 31, 2023
Customer and other receivables	$5,375	$4,206
Customer and other payables	5,337	4,360
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
19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended June 30, 2024
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,619	$150	$—	$(34)	$1,735
Trading	4,047	76	(3)	11	4,131
Investments	54	24	79	—	157
Commissions and fees[1]	684	556	—	(57)	1,183
Asset management[1,2]	160	3,989	1,342	(67)	5,424
Other	120	199	4	(1)	322
Total non-interest revenues	6,684	4,994	1,422	(148)	12,952
Interest income	9,911	4,026	27	(435)	13,529
Interest expense	9,613	2,228	63	(442)	11,462
Net interest	298	1,798	(36)	7	2,067
Net revenues	$6,982	$6,792	$1,386	$(141)	$15,019
Provision for credit losses	$54	$22	$—	$—	$76
Compensation and benefits	2,291	3,601	568	—	6,460
Non-compensation expenses	2,591	1,348	596	(126)	4,409
Total non-interest expenses	$4,882	$4,949	$1,164	$(126)	$10,869
Income before provision for income taxes	$2,046	$1,821	$222	$(15)	$4,074
Provision for income taxes	486	418	56	(3)	957
Net income	1,560	1,403	166	(12)	3,117
Net income applicable to noncontrolling interests	40	—	1	—	41
Net income applicable to Morgan Stanley	$1,520	$1,403	$165	$(12)	$3,076

75	June 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2023
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,075	$109	$—	$(29)	$1,155
Trading	3,594	208	(10)	10	3,802
Investments	23	22	50	—	95
Commissions and fees[1]	605	552	—	(67)	1,090
Asset management[1,2]	150	3,452	1,268	(53)	4,817
Other	325	161	5	(3)	488
Total non-interest revenues	5,772	4,504	1,313	(142)	11,447
Interest income	7,681	3,700	29	(497)	10,913
Interest expense	7,799	1,544	61	(501)	8,903
Net interest	(118)	2,156	(32)	4	2,010
Net revenues	$5,654	$6,660	$1,281	$(138)	$13,457
Provision for credit losses	$97	$64	$—	$—	$161
Compensation and benefits	2,215	3,503	544	—	6,262
Non-compensation expenses	2,365	1,412	567	(122)	4,222
Total non-interest expenses	$4,580	$4,915	$1,111	$(122)	$10,484
Income before provision for income taxes	$977	$1,681	$170	$(16)	$2,812
Provision for income taxes	176	373	46	(4)	591
Net income	801	1,308	124	(12)	2,221
Net income applicable to noncontrolling interests	42	—	(3)	—	39
Net income applicable to Morgan Stanley	$759	$1,308	$127	$(12)	$2,182

	Six Months Ended June 30, 2024
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$3,066	$316	$—	$(58)	$3,324
Trading	8,630	338	(10)	25	8,983
Investments	103	43	148	—	294
Commissions and fees[1]	1,375	1,161	—	(126)	2,410
Asset management[1,2]	317	7,818	2,688	(130)	10,693
Other	244	342	7	(5)	588
Total non-interest revenues	13,735	10,018	2,833	(294)	26,292
Interest income	19,219	7,999	53	(812)	26,459
Interest expense	18,956	4,345	123	(828)	22,596
Net interest	263	3,654	(70)	16	3,863
Net revenues	$13,998	$13,672	$2,763	$(278)	$30,155
Provision for credit losses	$56	$14	$—	$—	$70
Compensation and benefits	4,634	7,389	1,133	—	13,156
Non-compensation expenses	4,911	2,642	1,167	(260)	8,460
Total non-interest expenses	$9,545	$10,031	$2,300	$(260)	$21,616
Income before provision for income taxes	$4,397	$3,627	$463	$(18)	$8,469
Provision for income taxes	968	821	105	(4)	1,890
Net income	3,429	2,806	358	(14)	6,579
Net income applicable to noncontrolling interests	90	—	1	—	91
Net income applicable to Morgan Stanley	$3,339	$2,806	$357	$(14)	$6,488

	Six Months Ended June 30, 2023
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,322	$213	$—	$(50)	$2,485
Trading	7,851	435	(26)	19	8,279
Investments	51	38	151	—	240
Commissions and fees[1]	1,319	1,142	—	(132)	2,329
Asset management[1,2]	298	6,834	2,516	(103)	9,545
Other	505	243	(1)	(7)	740
Total non-interest revenues	12,346	8,905	2,640	(273)	23,618
Interest income[3]	14,549	7,327	58	(1,041)	20,893
Interest expense[3]	14,444	3,013	128	(1,048)	16,537
Net interest	105	4,314	(70)	7	4,356
Net revenues	$12,451	$13,219	$2,570	$(266)	$27,974
Provision for credit losses	$286	$109	$—	$—	$395
Compensation and benefits	4,580	6,980	1,112	—	12,672
Non-compensation expenses	4,716	2,737	1,122	(240)	8,335
Total non-interest expenses	$9,296	$9,717	$2,234	$(240)	$21,007
Income before provision for income taxes	$2,869	$3,393	$336	$(26)	$6,572
Provision for income taxes	539	709	76	(6)	1,318
Net income	2,330	2,684	260	(20)	5,254
Net income applicable to noncontrolling interests	93	—	(1)	—	92
Net income applicable to Morgan Stanley	$2,237	$2,684	$261	$(20)	$5,162
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
3.Certain prior period amounts have been adjusted to conform with the current period presentation. This adjustment resulted in a decrease to both interest income and interest expense of $1,135 million and $2,025 million for the three months and six months ended, June 30, 2023, respectively. There was no change to net interest income for Institutional Securities segment. See Note 2 for additional information.
For a discussion about the Firm’s business segments, see Note 22 to the financial statements in the 2023 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Institutional Securities Advisory	$592	$455	$1,053	$1,093
Institutional Securities Underwriting	1,027	620	2,013	1,229
Firm Investment banking revenues from contracts with customers	87%	92%	89%	91%
Trading Revenues by Product Type

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Interest rate	$1,495	$1,209	$3,321	$2,577
Foreign exchange	269	126	541	388
Equity[1]	2,323	2,403	4,627	4,615
Commodity and other	481	335	1,076	874
Credit	(437)	(271)	(582)	(175)
Total	$4,131	$3,802	$8,983	$8,279
1.Dividend income is included within equity contracts.
The previous table summarizes realized and unrealized gains and losses primarily related to the Firm’s Trading assets and

June 2024 Form 10-Q	76

Notes to Consolidated Financial Statements (Unaudited)
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At June 30, 2024	At December 31, 2023
Net cumulative unrealized performance-based fees at risk of reversing	$799	$787
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Fee waivers	$25	$28	$46	$46
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
Other Expenses—Transaction Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Transaction taxes	$235	$247	$441	$461
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Americas	$11,268	$10,394	$22,835	$21,185
EMEA	1,871	1,500	3,697	3,237
Asia	1,880	1,563	3,623	3,552
Total	$15,019	$13,457	$30,155	$27,974
For a discussion about the Firm’s geographic net revenues, see Note 22 to the financial statements in the 2023 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2024	2023	2024	2023
Non-interest revenues	$549	$469	$984	$1,060
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At June 30, 2024	At December 31, 2023
Customer and other receivables	$2,569	$2,339
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At June 30, 2024	At December 31, 2023
Institutional Securities	$824,972	$810,506
Wealth Management	369,735	365,168
Investment Management	17,740	18,019
Total[1]	$1,212,447	$1,193,693
1. Parent assets have been fully allocated to the business segments.

77	June 2024 Form 10-Q

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30,
	2024			2023
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Cash and Cash Equivalents[1]:
U.S.	$42,486	$448	4.2%	$51,974	$552	4.3%
Non-U.S.	44,003	285	2.6%	52,037	258	2.0%
Investment securities[2]	$155,203	1,277	3.3%	154,096	850	2.2%
Loans[2]	225,021	3,483	6.2%	215,216	3,045	5.7%
Securities purchased under agreements to resell3:
U.S.	58,540	1,694	11.6%	52,976	1,132	8.6%
Non-U.S.	48,632	1,317	10.9%	64,011	697	4.4%
Securities borrowed4:
U.S.	107,767	1,252	4.7%	124,709	1,269	4.1%
Non-U.S.	18,885	106	2.3%	18,508	101	2.2%
Trading assets, net of Trading liabilities:
U.S.	112,542	1,291	4.6%	87,230	781	3.6%
Non-U.S.	13,405	240	7.2%	10,105	153	6.1%
Customer receivables and Other[1,10]:
U.S.	53,719	1,553	11.6%	44,917	1,587	14.2%
Non-U.S.	15,668	583	15.0%	14,777	488	13.2%
Total	$895,871	$13,529	6.1%	$890,556	$10,913	4.9%
Interest bearing liabilities
Deposits[2]	$344,225	$2,551	3.0%	$340,791	$1,946	2.3%
Borrowings[2,5]	259,441	3,327	5.2%	249,509	2,770	4.5%
Securities sold under agreements to repurchase6,8:
U.S.	18,264	1,294	28.5%	19,155	750	15.7%
Non-U.S.	55,924	1,429	10.3%	45,269	702	6.2%
Securities loaned[7,8]:
U.S.	10,719	24	0.9%	3,899	17	1.7%
Non-U.S.	5,881	245	16.8%	10,252	186	7.3%
Customer payables and Other[9,10]:
U.S.	130,943	1,636	5.0%	135,987	1,710	5.0%
Non-U.S.	62,693	956	6.1%	67,067	822	4.9%
Total	$888,090	$11,462	5.2%	$871,929	$8,903	4.1%
Net interest income and net interest rate spread		$2,067	0.9%		$2,010	0.8%

	Six Months Ended June 30,
	2024			2023
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Cash and Cash Equivalents[1]:
U.S.	$47,198	$1,081	4.6%	$56,783	$1,083	3.8%
Non-U.S.	43,722	555	2.6%	52,847	470	1.8%
Investment securities[2]	154,534	2,474	3.2%	156,565	1,868	2.4%
Loans[2]	221,471	6,787	6.2%	214,704	5,855	5.5%
Securities purchased under agreements to resell[3]:
U.S.	55,786	3,190	11.5%	50,350	2,064	8.3%
Non-U.S.	48,728	2,352	9.7%	64,435	1,242	3.9%
Securities borrowed[4]:
U.S.	107,683	2,510	4.7%	123,635	2,363	3.8%
Non-U.S.	19,205	225	2.4%	18,922	178	1.9%
Trading assets, net of Trading liabilities:
U.S.	110,365	2,466	4.5%	87,385	1,572	3.6%
Non-U.S.	12,200	447	7.4%	8,733	279	6.4%
Customer receivables and Other[1,10]:
U.S.	51,518	3,252	12.7%	45,111	2,843	12.7%
Non-U.S.	15,517	1,120	14.5%	15,176	1,076	14.2%
Total	$887,927	$26,459	6.0%	$894,646	$20,893	4.7%
Interest bearing liabilities
Deposits[2]	$345,609	$5,026	2.9%	$343,869	$3,521	2.1%
Borrowings[2,5]	255,686	6,551	5.2%	247,566	5,274	4.3%
Securities sold under agreements to repurchase[6,8]:
U.S.	21,178	2,515	23.9%	20,125	1,419	14.2%
Non-U.S.	57,280	2,612	9.2%	43,166	1,250	5.8%
Securities loaned[7,8]:
U.S.	8,287	41	1.0%	4,470	30	1.4%
Non-U.S.	7,400	452	12.3%	10,107	337	6.7%
Customer payables and Other[9,10]:
U.S.	128,931	3,525	5.5%	136,970	3,113	4.6%
Non-U.S.	62,229	1,874	6.1%	66,367	1,593	4.8%
Total	$886,600	$22,596	5.1%	$872,640	$16,537	3.8%
Net interest income and net interest rate spread		$3,863	0.9%		$4,356	0.9%
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
10.Certain prior period amounts have been adjusted to conform with the current period presentation. See Note 2 for additional information.

June 2024 Form 10-Q	78

Glossary of Common Terms and Acronyms

2023 Form 10-K	Annual report on Form 10-K for year ended December 31, 2023 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CET1	Common Equity Tier 1
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRE	Commercial real estate
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
DCP	Employee deferred cash-based compensation plans linked to investment performance
DCP investments	Investments associated with certain DCP
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVO	Fair value option
G-SIB	Global systemically important bank
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statement	Consolidated income statement

IRS	Internal Revenue Service
IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSEHSE	Morgan Stanley Europe Holdings SE
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles in the U.S.
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. Bank Subsidiaries	MSBNA and MSPBNA
U.S. GAAP	Accounting principles generally accepted in the U.S.
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

79	June 2024 Form 10-Q

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

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Shares Purchased as Part of Share Repurchase Authorization[3,4]	Dollar Value of Remaining Authorized Repurchase
April	2,186,759	$92.71	1,449,300	$16,067
May	3,976,536	$97.03	3,948,300	$15,683
June	2,435,362	$96.53	2,418,148	$15,450
Three Months Ended June 30, 2024	8,598,657	$95.79	7,815,748
1.Includes 782,909 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended June 30, 2024.
2.Excludes excise tax of $4 million levied on share repurchases, net of issuances, payable in April 2025.
3.Share purchases under publicly announced authorizations are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time.
4.On June 30, 2023, the Firm announced that its Board of Directors reauthorized a multi-year repurchase authorization of up to $20 billion of outstanding common stock (the “Share Repurchase Authorization”) from time to time as conditions warrant and subject to limitations on distributions from the Federal Reserve. The Share Repurchase Authorization is for capital management purposes and considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Authorization has no set expiration or termination date.
On June 28, 2024, the Firm announced that its Board of Directors reauthorized a multi-year repurchase authorization of up to $20 billion of outstanding common stock, without a set expiration date, beginning in the third quarter of 2024, which will be exercised from time to time as conditions warrant. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer.”
Other Information
None.
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date.
15	Letter of awareness from Deloitte & Touche LLP, dated August 5 2024, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ RAJA J. AKRAM
Raja J. Akram Deputy Chief Financial Officer, Chief Accounting Officer and Controller
Date: August 5, 2024

June 2024 Form 10-Q	80