Form 10-Q
period 2024-09-30
MORGAN STANLEY
filed 2024-11-04
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 31, 2024, there were 1,611,035,579 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2024

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
•Environmental and Social Policies; and
•2023 ESG Report.
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

4	September 2024 Form 10-Q

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended September 30, 2024
•The Firm reported net revenues of $15.4 billion, reflecting strong results across our business segments.
•The Firm delivered ROE of 13.1% and ROTCE of 17.5% for the third quarter, and ROE of 13.5% and ROTCE of 18.2% for the year-to-date (see “Selected Non-GAAP Financial Information” herein).
•The Firm’s expense efficiency ratio was 72% for both the third quarter and year-to-date, benefiting from our scale and disciplined expense management while maintaining strong infrastructure to support ongoing growth.
•The Firm accreted $2.1 billion of Common Equity Tier 1 capital. At September 30, 2024, the Firm’s Standardized Common Equity Tier 1 capital ratio was 15.1%.
•Institutional Securities net revenues of $6.8 billion reflect strong performance in Equity and Fixed Income on higher client activity and in Investment Banking on higher underwriting revenues.
•Wealth Management delivered a pre-tax margin of 28.3%. Net revenues of $7.3 billion reflect higher Asset management and Transactional revenues. The business added net new assets of $64 billion in the third quarter and total client assets reached $6 trillion as of September 30, 2024. Fee-based asset flows were $36 billion for the current quarter and total fee-based assets reached $2.3 trillion as of September 30, 2024.
•Investment Management results reflect net revenues of $1.5 billion, primarily driven by increased asset management revenues on higher average AUM. The quarter included positive long-term net flows of $7 billion and end-of-period AUM of $1.6 trillion.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share
We reported net revenues of $15.4 billion in the quarter ended September 30, 2024 (“current quarter,” or “3Q 2024”), which increased by 16% compared with $13.3 billion in the quarter ended September 30, 2023 (“prior year quarter,” or “3Q 2023”). Net income applicable to Morgan Stanley was $3.2 billion in the current quarter, which increased by 32% compared with $2.4 billion in the prior year quarter. Diluted earnings per common share was $1.88, which increased by 36% compared with $1.38 in the prior year quarter.
We reported net revenues of $45.5 billion in the nine months ended September 30, 2024 (“current year period,” or “YTD 2024”), which increased by 10% compared with $41.2 billion in the nine months ended September 30, 2023 (“prior year period,” or “YTD 2023”). Net income applicable to Morgan Stanley was $9.7 billion in the current year period, which increased by 28%, compared with $7.6 billion in the prior year period. Diluted earnings per common share was $5.73, which increased by 32% compared with $4.33 in the prior year period.

September 2024 Form 10-Q	5

Management’s Discussion and Analysis
Non-interest Expenses
($ in millions)
•Compensation and benefits expenses of $6,733 million in the current quarter increased 13% from the prior year quarter, primarily due to higher expenses related to certain employee deferred cash-based compensation plans linked to investment performance (“DCP”) and an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues.
Compensation and benefits expenses of $19,889 million in the current year period increased 7% from the prior year period, primarily due to an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues and higher discretionary incentive compensation on higher revenues, partially offset by lower severance costs.
During the prior year period, Compensation and benefits expenses included severance costs of $308 million, associated with a reduction in workforce during the second quarter of 2023. This specific reduction in workforce occurred across the Firm’s business segments and geographic regions, impacted approximately 4% of the Firm’s global workforce, and resulted from the Firm’s review of its global workforce, operating expenses and the business environment following the acquisitions of E*TRADE Financial Corporation (“E*TRADE”) and Eaton Vance Corp. (“Eaton Vance”), rather than a change in strategy or exit of businesses. We recorded severance costs of $207 million in the Institutional Securities business segment, $78 million in the Wealth Management business segment, and $23 million in the Investment Management business segment for the prior year period. These costs were primarily incurred in the Americas and EMEA, with the majority in the Americas.
•Non-compensation expenses of $4,350 million in the current year quarter increased 7% from the prior year quarter, primarily due to higher execution-related expenses and increased technology spend.
Non-compensation expenses of $12,810 million in the current year period increased 3% from the prior year period, primarily due to higher execution-related expenses and increased technology spend, partially offset by lower legal expenses and the absence of integration-related expenses incurred in the prior year period.
In the prior year period, integration expenses were $244 million, of which $171 million related to the integration of E*TRADE within the Wealth Management business segment and $73 million related to the integration of Eaton Vance within the Investment Management business segment. Integration-related expenses primarily included non-compensation expenses such as information technology expense related to the consolidation of platforms, and professional fees related to changes in legal entity structures and the integration of clients, within both Wealth Management and Investment Management business segments. All integration-related activities were substantially completed as of December 31, 2023.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $79 million in the current quarter was primarily related to provisions for certain specific commercial real estate and corporate loans and growth across loan portfolios. This was partially offset by improvements in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments in the prior year quarter was $134 million, primarily related to credit deterioration in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio.

The Provision for credit losses on loans and lending commitments of $149 million in the current year period was primarily related to provisions for certain specific commercial real estate and corporate loans and growth across certain loan portfolios. This was partially offset by improvements in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments of $529 million in the prior year period was primarily related to credit deterioration in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio, and modest growth in certain other loan portfolios.
For further information on the Provision for credit losses, see “Credit Risk” herein.

6	September 2024 Form 10-Q

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
•Institutional Securities net revenues of $6,815 million in the current quarter and $20,813 million in the current year period increased 20% and 15%, respectively, compared with the prior year periods, primarily reflecting higher Equity revenues and higher underwriting results within Investment Banking.

•Wealth Management net revenues of $7,270 million in the current quarter and $20,942 million in the current year period increased 14% and 7%, respectively, compared with the prior year periods, primarily reflecting higher Asset management revenues and higher gains on investments associated with certain employee deferred cash-based compensation plans (“DCP Investments”), partially offset by lower Net interest income.

•Investment Management net revenues of $1,455 million in the current quarter and $4,218 million in the current year period increased 9% and 8%, respectively, compared with the prior year periods, reflecting higher Asset management and related fees and higher Performance-based income and other revenues.

September 2024 Form 10-Q	7

Management’s Discussion and Analysis
Net Revenues by Region1
($ in millions)
1.For a discussion of how the geographic breakdown of net revenues is determined, see Note 22 to the financial statements in the 2023 Form 10-K.
•Americas net revenues in the current quarter increased 13% from the prior year quarter, driven by higher Asset management revenues within the Wealth Management business segment and higher results from Equity and Investment Banking within the Institutional Securities business segment. Americas net revenues in the current year period increased 9% from the prior year period, primarily driven by higher Asset management revenues within the Wealth Management business segment and higher results across businesses within the Institutional Securities business segment.
•EMEA net revenues in the current quarter increased 24% from the prior year quarter, primarily driven by higher results from Investment Banking and Fixed Income within the Institutional Securities business segment. EMEA net revenues in the current year period increased 17% from the prior year period, primarily driven by higher Investment Banking revenues within the Institutional Securities business segment and higher results from the Investment Management business segment.
•Asia net revenues in the current quarter increased 31% from the prior year quarter, primarily driven by higher results across Institutional Securities and Investment Management business segments. Asia net revenues in the current year period increased 11% from the prior year period, primarily driven by higher results from Equity within the Institutional Securities business segment.
Selected Financial Information and Other Statistical Data

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions, except per share data	2024	2023	2024	2023
Consolidated results
Net revenues	$15,383	$13,273	$45,538	$41,247
Earnings applicable to Morgan Stanley common shareholders	$3,028	$2,262	$9,236	$7,147
Earnings per diluted common share	$1.88	$1.38	$5.73	$4.33
Consolidated financial measures
Expense efficiency ratio[1]	72%	75%	72%	75%
ROE[2]	13.1%	10.0%	13.5%	10.5%
ROTCE[2,3]	17.5%	13.5%	18.2%	14.2%
Pre-tax margin[4]	27%	24%	28%	24%
Effective tax rate	23.6%	22.6%	22.7%	20.9%
Pre-tax margin by segment[4]
Institutional Securities	28%	21%	30%	22%
Wealth Management	28%	27%	27%	26%
Investment Management	18%	18%	17%	15%

$ in millions, except per share data, worldwide employees and client assets	At September 30, 2024	At December 31, 2023
Average liquidity resources for three months ended[5]	$342,620	$314,504
Loans[6]	$239,760	$226,828
Total assets	$1,258,027	$1,193,693
Deposits	$363,722	$351,804
Borrowings	$298,180	$263,732
Common equity	$93,897	$90,288
Tangible common equity[3]	$70,543	$66,527
Common shares outstanding	1,612	1,627
Book value per common share[7]	$58.25	$55.50
Tangible book value per common share[3,7]	$43.76	$40.89
Worldwide employees (in thousands)	80	80
Client assets[8] (in billions)	$7,572	$6,588
Capital Ratios[9]
Common Equity Tier 1 capital—Standardized	15.1%	15.2%
Tier 1 capital—Standardized	17.1%	17.1%
Common Equity Tier 1 capital—Advanced	14.9%	15.5%
Tier 1 capital—Advanced	16.9%	17.4%
Tier 1 leverage	6.9%	6.7%
SLR	5.5%	5.5%
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
9.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

8	September 2024 Form 10-Q

Management’s Discussion and Analysis
Economic and Market Conditions
The economic environment, client and investor confidence and overall market sentiment continued to improve in the third quarter of 2024. While inflationary pressures have moderated and interest rates declined, geopolitical risks including ongoing tensions in the Middle East, the U.S. political cycle and the timing and pace of further interest rate reductions present ongoing risks to the economic environment. These factors have impacted, and could continue to impact capital markets and our businesses, as discussed further in “Business Segments” herein.
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
We present certain non-GAAP financial measures that exclude the impact of mark-to-market gains and losses, net of financing costs on DCP investments from net revenues. We also exclude the impact of mark-to-market gains and losses on DCP from compensation expenses. The impact of DCP investments and DCP are primarily reflected in our Wealth Management business segment results. These measures allow for better comparability of period-to-period underlying operating performance and revenue trends. By excluding the impact of these items, we are better able to describe the business drivers and resulting impact to net revenues and corresponding change to the associated compensation expenses.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.

September 2024 Form 10-Q	9

Management’s Discussion and Analysis
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Net revenues	$15,383	$13,273	$45,538	$41,247
Adjustment for mark-to-market losses (gains) on DCP[1]	(239)	202	(372)	(65)
Adjusted Net revenues—non-GAAP	$15,144	$13,475	$45,166	$41,182
Compensation expense	$6,733	$5,935	$19,889	$18,607
Adjustment for mark-to-market gains (losses) on DCP[1]	(276)	57	(580)	(314)
Adjusted Compensation expense—non-GAAP	$6,457	$5,992	$19,309	$18,293
Wealth Management Net revenues	$7,270	$6,404	$20,942	$19,623
Adjustment for mark-to-market losses (gains) on DCP[1]	(170)	143	(265)	(40)
Adjusted Wealth Management Net revenues—non-GAAP	$7,100	$6,547	$20,677	$19,583
Wealth Management Compensation expense	$3,868	$3,352	$11,257	$10,332
Adjustment for mark-to-market gains (losses) on DCP[1]	(184)	48	(373)	(178)
Adjusted Wealth Management Compensation expense—non-GAAP	$3,684	$3,400	$10,884	$10,154
1.Net revenues and compensation expense are adjusted for DCP investments and DCP for both Firm and Wealth Management business segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” in the 2023 Form 10-K for more information.

$ in millions	At September 30, 2024	At December 31, 2023
Tangible equity
Common equity	$93,897	$90,288
Less: Goodwill and net intangible assets	(23,354)	(23,761)
Tangible common equity—non-GAAP	$70,543	$66,527

	Average Monthly Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Tangible equity
Common equity	$92,706	$90,788	$91,049	$91,142
Less: Goodwill and net intangible assets	(23,416)	(23,965)	(23,559)	(24,074)
Tangible common equity—non-GAAP	$69,290	$66,823	$67,490	$67,068
Non-GAAP Financial Measures by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2024	2023	2024	2023
Average common equity[1]
Institutional Securities	$45.0	$45.6	$45.0	$45.6
Wealth Management	29.1	28.8	29.1	28.8
Investment Management	10.8	10.4	10.8	10.4
ROE[2]
Institutional Securities	12%	7%	13%	8%
Wealth Management	21%	18%	19%	18%
Investment Management	7%	7%	7%	6%
Average tangible common equity[1]
Institutional Securities	$44.6	$45.2	$44.6	$45.2
Wealth Management	15.5	14.8	15.5	14.8
Investment Management	1.1	0.7	1.1	0.7
ROTCE[2]
Institutional Securities	12%	7%	13%	8%
Wealth Management	39%	35%	37%	35%
Investment Management	68%	98%	65%	80%
1.Average common equity and average tangible common equity for each business segment is determined using our Required Capital framework (see “Liquidity and Capital Resources—Regulatory Requirements—Attribution of Average Common Equity According to the Required Capital Framework” herein). The sums of the segments’ Average common equity and Average tangible common equity do not equal the Consolidated measures due to Parent Company equity.
2.The calculation of ROE and ROTCE by segment uses net income applicable to Morgan Stanley by segment less preferred dividends allocated to each segment, annualized as a percentage of average common equity and average tangible common equity, respectively, allocated to each segment.
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
For an overview of the components of our business segments, net revenues, provision for credit losses, compensation expense and income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments” in the 2023 Form 10-K.

10	September 2024 Form 10-Q

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

	Three Months Ended September 30,		% Change
$ in millions	2024	2023
Revenues
Advisory	$546	$449	22%
Equity	362	237	53%
Fixed Income	555	252	120%
Total Underwriting	917	489	88%
Total Investment Banking	1,463	938	56%
Equity	3,045	2,507	21%
Fixed Income	2,003	1,947	3%
Other	304	277	10%
Net revenues	$6,815	$5,669	20%
Provision for credit losses	68	93	(27)%
Compensation and benefits	2,271	2,057	10%
Non-compensation expenses	2,565	2,320	11%
Total non-interest expenses	4,836	4,377	10%
Income before provision for income taxes	1,911	1,199	59%
Provision for income taxes	438	263	67%
Net income	1,473	936	57%
Net income applicable to noncontrolling interests	37	24	54%
Net income applicable to Morgan Stanley	$1,436	$912	57%

	Nine Months Ended September 30,		% Change
$ in millions	2024	2023
Revenues
Advisory	$1,599	$1,542	4%
Equity	1,144	664	72%
Fixed Income	1,786	1,054	69%
Total Underwriting	2,930	1,718	71%
Total Investment Banking	4,529	3,260	39%
Equity	8,905	7,784	14%
Fixed Income	6,487	6,239	4%
Other	892	837	7%
Net revenues	$20,813	$18,120	15%
Provision for credit losses	124	379	(67)%
Compensation and benefits	6,905	6,637	4%
Non-compensation expenses	7,476	7,036	6%
Total non-interest expenses	14,381	13,673	5%
Income before provision for income taxes	6,308	4,068	55%
Provision for income taxes	1,406	802	75%
Net income	4,902	3,266	50%
Net income applicable to noncontrolling interests	127	117	9%
Net income applicable to Morgan Stanley	$4,775	$3,149	52%
Investment Banking
Investment Banking Volumes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2024	2023	2024	2023
Completed mergers and acquisitions[1]	$109	$159	$456	$379
Equity and equity-related offerings[2,3]	13	6	42	26
Fixed Income offerings[2,4]	75	50	255	189
Source: LSEG Data & Risk Analytics (formerly known as Refinitiv) as of October 1, 2024. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Revenues of $1,463 million in the current quarter increased 56% from the prior year quarter, reflecting increases across businesses, particularly in Fixed Income underwriting.
•Advisory revenues increased primarily due to higher completed M&A activity, particularly in EMEA.
•Equity underwriting revenues increased primarily on higher initial public offerings, follow-on offerings and secondary block share trades.
•Fixed Income underwriting revenues increased primarily in non-investment and investment grade issuances.
Revenues of $4,529 million in the current year period increased 39% compared with the prior year period, reflecting increases across businesses, particularly in Fixed Income underwriting.
•Advisory revenues increased primarily due to higher completed M&A activity, partially offset by lower fee realizations.
•Equity underwriting revenues increased primarily on higher initial public offerings, follow-on offerings and secondary block share trades.
•Fixed Income underwriting revenues increased primarily in non-investment and investment grade issuances.
While Investment Banking results improved from recent quarters, we continue to operate in a market environment with lower completed M&A activity relative to longer-term averages.
See “Investment Banking Volumes” herein.

September 2024 Form 10-Q	11

Management’s Discussion and Analysis
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended September 30, 2024
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,913	$144	$(686)	$—	$1,371
Execution services	925	680	(98)	167	1,674
Total Equity	$2,838	$824	$(784)	$167	$3,045
Total Fixed Income	$2,008	$103	$(169)	$61	$2,003

	Three Months Ended September 30, 2023
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,861	$130	$(857)	$26	$1,160
Execution services	803	534	(71)	81	1,347
Total Equity	$2,664	$664	$(928)	$107	$2,507
Total Fixed Income	$2,013	$90	$(258)	$102	$1,947

	Nine Months Ended September 30, 2024
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$6,036	$414	$(2,296)	$2	$4,156
Execution services	2,830	1,901	(221)	239	4,749
Total Equity	$8,866	$2,315	$(2,517)	$241	$8,905
Total Fixed Income	$6,705	$303	$(694)	$173	$6,487

	Nine Months Ended September 30, 2023
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$5,426	$394	$(2,016)	$64	$3,868
Execution services	2,308	1,695	(175)	88	3,916
Total Equity	$7,734	$2,089	$(2,191)	$152	$7,784
Total Fixed Income	$6,428	$283	$(821)	$349	$6,239
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $3,045 million in the current quarter and $8,905 million in the current year period increased 21% and 14%, respectively, compared with the prior year periods, reflecting an increase in both Execution services and Financing, particularly in the Americas and Asia.
•Financing revenues increased primarily due to higher client activity and lower funding and liquidity costs.
•Execution services revenues increased primarily due to higher gains on inventory held to facilitate client activity, higher client activity in derivatives and cash equities and mark-to-market gains on business-related investments.
Fixed Income
Net revenues of $2,003 million in the current quarter increased 3% from the prior year quarter, primarily reflecting an increase in Global macro products, partially offset by a decrease in Commodities.
•Global macro products revenues increased primarily due to improved results in rates products in a changing rate environment driven by central bank activities and gains on inventory held to facilitate client activity in foreign exchange products.
•Credit products revenues were relatively unchanged from the prior year quarter.
•Commodities products and other fixed income revenues decreased primarily due to lower gains on inventory held to facilitate client activity and decreased client activity compared to elevated results in the prior year quarter, which benefited from higher volatility in energy markets.
Net revenues of $6,487 million in the current year period increased 4% compared with the prior year period, reflecting an increase in Global macro and Credit products, partially offset by a decrease in Commodities.
•Global macro products revenues increased primarily due to gains on inventory held to facilitate client activity in foreign exchange and rates products.
•Credit products revenues increased primarily due to higher gains on inventory held to facilitate client activity and increased client activity in securitized products.
•Commodities products and other fixed income revenues decreased primarily due to decreased client activity compared to elevated results in the prior year quarter, which benefited from higher volatility in energy markets.
Other Net Revenues
Other net revenues were $304 million in the current quarter, compared with $277 million in the prior year quarter, primarily due to higher mark-to-market gains compared with losses in the prior year quarter on DCP investments and higher contributions from our Japanese securities joint venture, partially offset by higher mark-to-market losses on corporate loans, inclusive of hedges.
Other net revenues were $892 million in the current year period compared with $837 million in the prior year period, primarily due to higher net interest income and fees on corporate loans, higher mark-to-market gains on DCP investments and higher contributions from our Japanese securities joint venture, partially offset by higher mark-to-market losses on corporate loans, inclusive of hedges.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $68 million in the current quarter was primarily related to growth across loan portfolios and provisions for certain specific commercial real estate and corporate loans. This was partially offset by improvements in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments of $93 million in the prior year quarter was primarily related to credit deterioration in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio.
The Provision for credit losses on loans and lending commitments of $124 million in the current year period was

12	September 2024 Form 10-Q

Management’s Discussion and Analysis
primarily related to growth across loan portfolios and provisions for certain specific commercial real estate loans. This was partially offset by improvements in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments was $379 million in the prior year period, primarily related to credit deterioration in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio, and modest growth in certain other loan portfolios.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-interest Expenses
Non-interest expenses of $4,836 million in the current quarter increased 10% compared with the prior year quarter as a result of higher Non-compensation expenses and Compensation and benefits expenses.
•Compensation and benefits expenses increased primarily due to higher discretionary incentive compensation on higher revenues and higher expenses related to DCP.
•Non-compensation expenses increased primarily reflecting higher execution-related expenses and increased technology spend.
Non-interest expenses of $14,381 million in the current year period increased 5% compared with the prior year period as a result of higher Non-compensation expenses and Compensation and benefits expenses.
•Compensation and benefits expenses increased primarily due to higher discretionary incentive compensation on higher revenues, partially offset by lower severance costs and lower expenses related to outstanding deferred equity compensation.
•Non-compensation expenses increased primarily due to higher execution-related expenses and increased technology spend, partially offset by lower legal expenses.

September 2024 Form 10-Q	13

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended September 30,		% Change
$ in millions	2024	2023
Revenues
Asset management	$4,266	$3,629	18%
Transactional[1]	1,076	678	59%
Net interest	1,774	1,952	(9)%
Other[2]	154	145	6%
Net revenues	7,270	6,404	14%
Provision for credit losses	11	41	(73)%
Compensation and benefits	3,868	3,352	15%
Non-compensation expenses	1,331	1,302	2%
Total non-interest expenses	5,199	4,654	12%
Income before provision for income taxes	$2,060	$1,709	21%
Provision for income taxes	492	389	26%
Net income applicable to Morgan Stanley	$1,568	$1,320	19%

	Nine Months Ended September 30,		% Change
$ in millions	2024	2023
Revenues
Asset management	$12,084	$10,463	15%
Transactional[1]	2,891	2,468	17%
Net interest	5,428	6,266	(13)%
Other[2]	539	426	27%
Net revenues	20,942	19,623	7%
Provision for credit losses	25	150	(83)%
Compensation and benefits	11,257	10,332	9%
Non-compensation expenses	3,973	4,039	(2)%
Total non-interest expenses	15,230	14,371	6%
Income before provision for income taxes	$5,687	$5,102	11%
Provision for income taxes	1,313	1,098	20%
Net income applicable to Morgan Stanley	$4,374	$4,004	9%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues.
2.Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At September 30, 2024	At December 31, 2023
Total client assets[1]	$5,974	$5,129
U.S. Bank Subsidiary loans	$155	$147
Margin and other lending[2]	$26	$21
Deposits[3]	$358	$346
Annualized weighted average cost of deposits[4]
Period end	2.99%	2.92%
Period average for three months ended	3.19%	2.86%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net new assets	$63.9	$35.7	$195.2	$234.8
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
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products, excluding the effect of related hedging derivatives. The period end cost of deposits is based upon balances and rates as of September 30, 2024 and December 31, 2023. The period average is based on daily balances and rates for the period.
Net New Assets
NNA represent client asset inflows, inclusive of interest, dividends and asset acquisitions, less client asset outflows, and exclude the impact of business combinations/divestitures and the impact of fees and commissions. The level of NNA in a given period is influenced by a variety of factors, including macroeconomic factors that impact client investment and spending behaviors, seasonality, our ability to attract and retain financial advisors and clients, capital market activities which may impact certain client channels, and large idiosyncratic inflows and outflows. These factors have had an impact on our NNA in recent periods. Should these factors continue, the growth rate of our NNA may be impacted.
Advisor-led Channel

$ in billions	At September 30, 2024	At December 31, 2023
Advisor-led client assets[1]	$4,647	$3,979
Fee-based client assets[2]	$2,302	$1,983
Fee-based client assets as a percentage of advisor-led client assets	50%	50%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fee-based asset flows[3]	$35.7	$22.5	$87.9	$67.6
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

14	September 2024 Form 10-Q

Management’s Discussion and Analysis
Self-directed Channel

	At September 30, 2024	At December 31, 2023
Self-directed client assets[1] (in billions)	$1,327	$1,150
Self-directed households[2] (in millions)	8.2	8.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Daily average revenue trades (“DARTs”)[3] (in thousands)	815	735	812	777
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

	At September 30, 2024	At December 31, 2023
Stock plan unvested assets[2] (in billions)	$461	$416
Stock plan participants[3] (in millions)	6.7	6.6
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
Net Revenues
Asset Management
Asset management revenues of $4,266 million in the current quarter and $12,084 million in the current year period increased 18% and 15%, respectively, compared with the prior year periods, primarily reflecting higher fee-based asset levels due to higher market levels and the cumulative impact of positive fee-based flows.
See “Fee-Based Client Assets Rollforwards” herein.
Transactional Revenues
Transactional revenues of $1,076 million in the current quarter and $2,891 million in the current year period increased 59% and 17%, respectively, compared with the prior year periods, primarily driven by gains on DCP investments and higher client activity.
For further information on the impact of DCP, see “Selected Non-GAAP Financial Information” herein.
Net Interest
Net interest revenues of $1,774 million in the current quarter and $5,428 million in the current year period decreased 9% and 13%, respectively, compared with the prior year periods, primarily due to lower average sweep deposits, partially offset by higher yields on our investment portfolio and lending growth.
The level and pace of interest rate changes and other macroeconomic factors have impacted client preferences for cash allocation to higher-yielding products and client demand for loans. These factors, along with other developments, such as pricing changes to certain deposit types due to various competitive dynamics, have impacted our net interest income and to the extent they persist, or others arise, such as further interest rate reductions, net interest income may be further impacted in future periods.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $11 million in the current quarter was primarily related to certain specific commercial real estate loans, partially offset by improvements in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments of $41 million in the prior year quarter was primarily related to deteriorating conditions in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio.

The Provision for credit losses on loans and lending commitments of $25 million in the current year period was primarily related to certain specific commercial real estate and securities-based loans, and portfolio growth, partially offset by improvements in the macroeconomic outlook. In the prior year period, the Provision for credit losses on loans and lending commitments of $150 million was primarily related to deteriorating conditions in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio.
Non-interest Expenses
Non-interest expenses of $5,199 million in the current quarter increased 12%, compared with the prior year quarter, primarily as a result of higher Compensation and benefits expenses.
•Compensation and benefits expenses increased in the current quarter, primarily as a result of an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues and higher expenses related to DCP.

•Non-compensation expense increased from the prior year quarter, reflecting increased technology spend, higher marketing and business development costs, and higher legal expenses, partially offset by lower professional services expenses.

September 2024 Form 10-Q	15

Management’s Discussion and Analysis
Non-interest expenses of $15,230 million in the current year period increased 6%, compared with the prior year period, primarily as a result of higher Compensation and benefits expenses.
•Compensation and benefits expenses increased from the prior year period, primarily as a result of an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues and higher expenses related to DCP, partially offset by lower severance costs.

•Non-compensation expense decreased from the prior year period, primarily due to the absence of integration-related expenses in the current year period and lower other professional services expenses, partially offset by increased technology spend.

Fee-Based Client Assets Rollforwards

$ in billions	At June 30, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	At Sept 30, 2024
Separately managed[4]	$663	$21	$(8)	$7	$683
Unified managed	561	30	(16)	30	605
Advisor	199	10	(10)	10	209
Portfolio manager	704	33	(24)	32	745
Subtotal	$2,127	$94	$(58)	$79	$2,242
Cash management	61	11	(12)	—	60
Total fee-based client assets	$2,188	$105	$(70)	$79	$2,302

$ in billions	At June 30, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	At Sept 30, 2023
Separately managed[4]	$556	$15	$(7)	$14	$578
Unified managed	456	29	(19)	(17)	449
Advisor	182	7	(9)	(5)	175
Portfolio manager	607	27	(21)	(16)	597
Subtotal	$1,801	$78	$(56)	$(24)	$1,799
Cash management	55	16	(13)	—	58
Total fee-based client assets	$1,856	$94	$(69)	$(24)	$1,857

$ in billions	At Dec 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	At Sept 30, 2024
Separately managed[4]	$589	$55	$(32)	$71	$683
Unified managed	501	88	(41)	57	605
Advisor	188	23	(27)	25	209
Portfolio manager	645	88	(66)	78	745
Subtotal	$1,923	$254	$(166)	$231	$2,242
Cash management	60	46	(46)	—	60
Total fee-based client assets	$1,983	$300	$(212)	$231	$2,302

$ in billions	At Dec 31, 2022	Inflows[1]	Outflows[2]	Market Impact[3]	At Sept 30, 2023
Separately managed[4]	$501	$40	$(18)	$55	$578
Unified managed	408	70	(43)	14	449
Advisor	167	22	(25)	11	175
Portfolio manager	552	74	(53)	24	597
Subtotal	$1,628	$206	$(139)	$104	$1,799
Cash management	50	48	(40)	—	58
Total fee-based client assets	$1,678	$254	$(179)	$104	$1,857
1.Inflows include new accounts, account transfers, deposits, dividends and interest.
2.Outflows include closed or terminated accounts, account transfers, withdrawals and client fees.
3.Market impact includes realized and unrealized gains and losses on portfolio investments.
4.Includes non-custody account values based on asset values reported on a quarter lag by third-party custodians.
Average Fee Rates1

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2024	2023	2024	2023
Separately managed	12	12	12	13
Unified managed	91	92	91	92
Advisor	80	79	79	80
Portfolio manager	89	90	89	91
Subtotal	65	65	65	66
Cash management	7	6	6	6
Total fee-based client assets	63	64	63	64
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
For a description of fee-based client assets in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2023 Form 10-K.

16	September 2024 Form 10-Q

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended September 30,		% Change
$ in millions	2024	2023
Revenues
Asset management and related fees	$1,384	$1,312	5%
Performance-based income and other[1]	71	24	196%
Net revenues	1,455	1,336	9%
Compensation and benefits	594	526	13%
Non-compensation expenses	601	569	6%
Total non-interest expenses	1,195	1,095	9%
Income before provision for income taxes	260	241	8%
Provision for income taxes	67	59	14%
Net income	193	182	6%
Net income (loss) applicable to noncontrolling interests	1	3	N/M
Net income applicable to Morgan Stanley	$192	$179	7%

	Nine Months Ended September 30,		% Change
$ in millions	2024	2023
Revenues
Asset management and related fees	$4,072	$3,828	6%
Performance-based income and other[1]	146	78	87%
Net revenues	4,218	3,906	8%
Compensation and benefits	1,727	1,638	5%
Non-compensation expenses	1,768	1,691	5%
Total non-interest expenses	3,495	3,329	5%
Income before provision for income taxes	723	577	25%
Provision for income taxes	172	135	27%
Net income	551	442	25%
Net income (loss) applicable to noncontrolling interests	2	2	N/M
Net income applicable to Morgan Stanley	$549	$440	25%
1.Includes Investments, Trading, Commissions and fees, Net interest, and Other revenues.
Net Revenues
Asset Management and Related Fees

Asset management and related fees of $1,384 million in the current quarter and $4,072 million in the current year period increased 5% and 6%, respectively, from the prior year periods, primarily driven by higher average AUM on higher market levels from the prior periods.

Asset management revenues are influenced by the level, relative mix of AUM and related fee rates. While higher market levels drove increases in average AUM in the current quarter, we have continued to see net outflows in the Equity asset class, which may be influenced by the performance of our products relative to their benchmarks, offset by higher net inflows in the Alternatives and Solutions and Fixed Income asset classes reflecting client preferences. To the extent these conditions continue, we would expect our Asset management revenue to continue to be impacted.
See “Assets under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues of $71 million in the current quarter increased from the prior year quarter, primarily due to higher revenues from DCP investments and higher accrued carried interest in infrastructure and real estate funds, partially offset by lower accrued carried interest in certain private funds.
Performance-based income and other revenues of $146 million in the current year period increased from the prior year period, primarily due to higher accrued carried interest in infrastructure and real estate funds and higher revenues from DCP investments, partially offset by lower accrued carried interest in certain private funds.
Non-interest Expenses
Non-interest expenses of $1,195 million in the current quarter increased 9% from the prior year quarter, as a result of higher Compensation and benefits expenses and Non-compensation expenses.
•Compensation and benefits expenses increased in the current quarter, primarily due to higher expenses related to DCP and compensation associated with carried interest.
•Non-compensation expenses increased in the current quarter, primarily due to higher distribution expenses on higher AUM and increased technology and infrastructure spend.
Non-interest expenses of $3,495 million in the current year period increased 5% from the prior year period, as a result of higher Compensation and benefits expenses and Non-compensation expenses.
•Compensation and benefits expenses increased in the current year period, primarily due to higher compensation associated with carried interest and higher discretionary incentive compensation.
•Non-compensation expenses increased in the current year period, primarily due to higher distribution expenses on higher AUM and increased technology and infrastructure spend.

September 2024 Form 10-Q	17

Management’s Discussion and Analysis
Assets under Management or Supervision Rollforwards

$ in billions	At June 30, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At Sept 30, 2024
Equity	$301	$9	$(14)	$15	$5	$316
Fixed Income	176	17	(12)	6	1	188
Alternatives and Solutions	558	37	(28)	23	1	591
Long-Term AUM	$1,035	$63	$(54)	$44	$7	$1,095
Liquidity and Overlay Services	483	570	(556)	9	(3)	503
Total	$1,518	$633	$(610)	$53	$4	$1,598

$ in billions	At June 30, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4,5]	At Sept 30, 2023
Equity	$289	$9	$(15)	$(11)	$—	$272
Fixed Income	165	14	(15)	(1)	—	163
Alternatives and Solutions	482	31	(29)	(10)	(2)	472
Long-Term AUM	$936	$54	$(59)	$(22)	$(2)	$907
Liquidity and Overlay Services	476	553	(543)	—	(5)	481
Total	$1,412	$607	$(602)	$(22)	$(7)	$1,388

$ in billions	At Dec 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At Sept 30, 2024
Equity	$295	$29	$(48)	$41	$(1)	$316
Fixed Income	171	48	(37)	8	(2)	188
Alternatives and Solutions	508	105	(78)	59	(3)	591
Long-Term AUM	$974	$182	$(163)	$108	$(6)	$1,095
Liquidity and Overlay Services	485	1,659	(1,648)	20	(13)	503
Total	$1,459	$1,841	$(1,811)	$128	$(19)	$1,598

$ in billions	At Dec 31, 2022	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4,5]	At Sept 30, 2023
Equity	$259	$29	$(42)	$30	$(4)	$272
Fixed Income	173	42	(48)	4	(8)	163
Alternatives and Solutions	431	79	(63)	22	3	472
Long-Term AUM	$863	$150	$(153)	$56	$(9)	$907
Liquidity and Overlay Services	442	1,713	(1,673)	10	(11)	481
Total	$1,305	$1,863	$(1,826)	$66	$(20)	$1,388
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

Average AUM

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2024	2023	2024	2023
Equity	$307	$287	$302	$278
Fixed income	182	166	176	171
Alternatives and Solutions	574	482	547	460
Long-term AUM subtotal	1,063	935	1,025	909
Liquidity and Overlay Services	492	478	485	461
Total AUM	$1,555	$1,413	$1,510	$1,370
Average Fee Rates1

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2024	2023	2024	2023
Equity	70	72	70	72
Fixed income	37	36	36	35
Alternatives and Solutions	28	30	29	32
Long-term AUM	41	44	42	45
Liquidity and Overlay Services	12	12	12	13
Total AUM	32	33	33	34
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

18	September 2024 Form 10-Q

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
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At September 30, 2024	At December 31, 2023
Investment securities:
Available-for-sale at fair value	$75.8	$66.6
Held-to-maturity	48.8	51.4
Total Investment securities	$124.6	$118.0
Wealth Management loans[2]
Residential real estate	$64.9	$60.3
Securities-based lending and Other[3]	90.3	86.2
Total Wealth Management loans	$155.2	$146.5
Institutional Securities loans[2]
Corporate	$6.4	$10.1
Secured lending facilities	47.4	40.8
Commercial and Residential real estate	10.6	10.7
Securities-based lending and Other	4.7	4.1
Total Institutional Securities loans	$69.1	$65.7
Total assets	$420.9	$396.1
Deposits[4]	$357.5	$346.1
1.Amounts exclude transactions between the bank subsidiaries, as well as deposits from the Parent Company and affiliates.
2.Represents loans, net of ACL. For a further discussion of loans in the Wealth Management and Institutional Securities business segments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein.
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

We are currently evaluating the following accounting updates; however, we do not expect a material impact on our financial condition or results of operations upon adoption:

•Income Tax Disclosures. This accounting update requires disclosure of additional information in relation to income taxes, including additional disaggregation of the income tax rate reconciliation and income taxes paid. For the income tax rate reconciliation, this update requires (1) disclosure of specific categories of reconciling items; and (2) additional information for reconciling items that are greater than or equal to 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). For income taxes paid, this update requires disclosure of information, including (1) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes; and (2) the amount of income taxes paid (net of refunds received), disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). Additionally, the update requires disclosure of (1) income (or loss) before income taxes, disaggregated between domestic and foreign; and (2) income taxes disaggregated by federal, state and foreign. The accounting update is effective for annual periods beginning January 1, 2025, with early adoption permitted.

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

September 2024 Form 10-Q	19

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
Total Assets by Business Segment

	At September 30, 2024
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$72,115	$18,855	$114	$91,084
Trading assets at fair value	347,615	9,285	5,398	362,298
Investment securities	39,074	121,610	—	160,684
Securities purchased under agreements to resell	112,935	24,417	—	137,352
Securities borrowed	131,569	843	—	132,412
Customer and other receivables	56,001	33,942	1,437	91,380
Loans[1]	75,617	155,253	4	230,874
Goodwill	448	10,198	6,089	16,735
Intangible assets	31	3,067	3,522	6,620
Other assets[2]	16,630	10,793	1,165	28,588
Total assets	$852,035	$388,263	$17,729	$1,258,027

	At December 31, 2023
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$72,928	$16,172	$132	$89,232
Trading assets at fair value	353,841	7,962	5,271	367,074
Investment securities	39,212	115,595	—	154,807
Securities purchased under agreements to resell	90,701	20,039	—	110,740
Securities borrowed	119,823	1,268	—	121,091
Customer and other receivables	47,333	31,237	1,535	80,105
Loans[1]	72,110	146,526	4	218,640
Goodwill	424	10,199	6,084	16,707
Intangible assets	26	3,427	3,602	7,055
Other assets[2]	14,108	12,743	1,391	28,242
Total assets	$810,506	$365,168	$18,019	$1,193,693
1.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheet (see Note 9 to the financial statements).
2.Other assets primarily includes premises, equipment and software, ROU assets related to leases, other investments, and deferred tax assets.
A substantial portion of total assets consists of cash and cash equivalents, liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from market-making, financing and prime brokerage activities, and in the Wealth Management business segment, these arise from banking activities, including management of the investment portfolio. Total assets increased to $1,258 billion at September 30, 2024 compared with $1,194 at December 31, 2023.
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
At September 30, 2024 and December 31, 2023, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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

20	September 2024 Form 10-Q

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
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2024	June 30, 2024
Cash deposits with central banks	$48,848	$51,309
Unencumbered HQLA Securities[1]:
U.S. government obligations	171,663	150,798
U.S. agency and agency mortgage-backed securities	90,290	89,413
Non-U.S. sovereign obligations[2]	24,011	19,849
Other investment grade securities	810	831
Total HQLA[1]	$335,622	$312,200
Cash deposits with banks (non-HQLA)	6,998	7,380
Total Liquidity Resources	$342,620	$319,580
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered French, U.K., Japanese, Italian, Spanish, and German government obligations.
Liquidity Resources by Bank and Non-Bank Legal Entities

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2024	June 30, 2024
Bank legal entities
U.S.	$136,171	$131,093
Non-U.S.	5,581	5,726
Total Bank legal entities	141,752	136,819
Non-Bank legal entities
U.S.:
Parent Company	76,366	63,909
Non-Parent Company	60,537	58,353
Total U.S.	136,903	122,262
Non-U.S.	63,965	60,499
Total Non-Bank legal entities	200,868	182,761
Total Liquidity Resources	$342,620	$319,580
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
As of September 30, 2024, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2024	June 30, 2024
Eligible HQLA
Cash deposits with central banks	$40,406	$43,887
Securities[1]	234,710	215,681
Total Eligible HQLA	$275,116	$259,568
Net cash outflows	$205,868	$198,559
LCR	134%	131%
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

September 2024 Form 10-Q	21

Management’s Discussion and Analysis
Resources—Funding Management—Secured Financing” in the 2023 Form 10-K.
Collateralized Financing Transactions

$ in millions	At September 30, 2024	At December 31, 2023
Securities purchased under agreements to resell and Securities borrowed	$269,764	$231,831
Securities sold under agreements to repurchase and Securities loaned	$75,784	$77,708
Securities received as collateral[1]	$5,595	$6,219
1.Included within Trading assets in the balance sheet.

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2024	December 31, 2023
Securities purchased under agreements to resell and Securities borrowed	$251,448	$235,928
Securities sold under agreements to repurchase and Securities loaned	$84,632	$87,285
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
Deposits

$ in millions	At September 30, 2024	At December 31, 2023
Savings and demand deposits:
Brokerage sweep deposits[1]	$133,795	$148,274
Savings and other	152,054	139,978
Total Savings and demand deposits	285,849	288,252
Time deposits[2]	77,873	63,552
Total[3]	$363,722	$351,804
1.Amounts represent balances swept from client brokerage accounts.
2.Our Time deposits are predominantly brokered certificates of deposit.
3.Our deposits are primarily held in U.S. offices.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics relative to other sources of funding. Each category of deposits presented above has a different cost profile and clients may respond differently to changes in interest rates and other macroeconomic conditions. Total deposits in the current year period increased as a result of an increase in Time deposits and Savings and other deposits, partially offset by lower Brokerage sweep deposits, largely due to net outflows to alternative cash equivalent and other investment products.
Borrowings by Maturity at September 30, 20241

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$6,957	$6,957
Original maturities greater than one year
2024	$3,245	$2,509	$5,754
2025	13,025	15,500	28,525
2026	25,043	12,921	37,964
2027	21,360	8,996	30,356
2028	14,132	15,414	29,546
Thereafter	114,111	44,967	159,078
Total greater than one year	$190,916	$100,307	$291,223
Total	$190,916	$107,264	$298,180
Maturities over next 12 months[2]			$25,097
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $298 billion as of September 30, 2024 increased when compared with $264 billion at December 31, 2023, primarily due to issuances net of maturities and redemptions.
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
The availability and cost of financing to us can vary depending on market conditions, the volume of certain trading

22	September 2024 Form 10-Q

Management’s Discussion and Analysis
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
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at October 31, 2024

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
Common Stock Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except for per share data	2024	2023	2024	2023
Number of shares	8	17	27	45
Average price per share	$99.94	$87.59	$93.14	$89.26
Total	$750	$1,500	$2,500	$4,000
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein and Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	October 16, 2024
Amount per share	$0.925
Date to be paid	November 15, 2024
Shareholders of record as of	October 31, 2024
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

September 2024 Form 10-Q	23

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
Regulatory Requirements
Regulatory Capital Framework
We are a financial holding company (“FHC”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”) and are subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve establishes capital requirements for us, including “well-capitalized” standards, and evaluates our compliance with such capital requirements. The OCC establishes similar capital requirements and standards for our U.S. Bank Subsidiaries. The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee and also implement certain provisions of the Dodd-Frank Act. For us to remain an FHC, we must remain well-capitalized in accordance with standards established by the Federal Reserve, and our U.S. Bank Subsidiaries must remain well-capitalized in accordance with standards established by the OCC. In addition, many of our regulated subsidiaries are subject to regulatory capital requirements, including regulated subsidiaries registered as swap dealers with the CFTC or conditionally registered as security-based swap dealers with the SEC or registered as broker-dealers or futures commission merchants. For additional information on regulatory capital requirements for our U.S. Bank Subsidiaries, as well as our subsidiaries that are swap entities, see Note 15 to the financial statements.
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

	At September 30, 2024 and December 31, 2023
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

	Regulatory Minimum	At September 30, 2024 and December 31, 2023
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	12.9%	10.0%
Tier 1 capital ratio	6.0%	14.4%	11.5%
Total capital ratio	8.0%	16.4%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At September 30, 2024 and December 31, 2023, the differences between the actual and required ratios were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced SLR capital buffer of at least 2%.

24	September 2024 Form 10-Q

Management’s Discussion and Analysis
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
Regulatory Capital Ratios
Risk-based capital

	Standardized		Advanced
$ in millions	At September 30, 2024	At December 31, 2023	At September 30, 2024	At December 31, 2023
Risk-based capital
CET1 capital	$73,906	$69,448	$73,906	$69,448
Tier 1 capital	83,744	78,183	83,744	78,183
Total capital	95,301	88,874	94,413	88,190
Total RWA	490,293	456,053	494,992	448,154
Risk-based capital ratios
CET1 capital	15.1%	15.2%	14.9%	15.5%
Tier 1 capital	17.1%	17.1%	16.9%	17.4%
Total capital	19.4%	19.5%	19.1%	19.7%
Required ratios[1]
CET1 capital	12.9%	12.9%	10.0%	10.0%
Tier 1 capital	14.4%	14.4%	11.5%	11.5%
Total capital	16.4%	16.4%	13.5%	13.5%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At September 30, 2024	At December 31, 2023
Leveraged-based capital
Adjusted average assets[1]	$1,218,361	$1,159,626
Supplementary leverage exposure[2]	1,517,290	1,429,552
Leveraged-based capital ratios
Tier 1 leverage	6.9%	6.7%
SLR	5.5%	5.5%
Required ratios[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
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
3.Required ratios are inclusive of any buffers applicable as of the date presented.

Regulatory Capital

$ in millions	At September 30, 2024	At December 31, 2023	Change
CET1 capital
Common shareholders' equity	$93,897	$90,288	$3,609
Regulatory adjustments and deductions:
Net goodwill	(16,408)	(16,394)	(14)
Net intangible assets	(5,152)	(5,509)	357
Impact of CECL transition	62	124	(62)
Other adjustments and deductions[1]	1,507	939	568
Total CET1 capital	$73,906	$69,448	$4,458
Additional Tier 1 capital
Preferred stock	$9,750	$8,750	$1,000
Noncontrolling interests	907	758	149
Additional Tier 1 capital	$10,657	$9,508	$1,149
Deduction for investments in covered funds	(819)	(773)	(46)
Total Tier 1 capital	$83,744	$78,183	$5,561
Standardized Tier 2 capital
Subordinated debt	$9,646	$8,760	$886
Eligible ACL	2,091	2,051	40
Other adjustments and deductions	(180)	(120)	(60)
Total Standardized Tier 2 capital	$11,557	$10,691	$866
Total Standardized capital	$95,301	$88,874	$6,427
Advanced Tier 2 capital
Subordinated debt	$9,646	$8,760	$886
Eligible credit reserves	1,203	1,367	(164)
Other adjustments and deductions	(180)	(120)	(60)
Total Advanced Tier 2 capital	$10,669	$10,007	$662
Total Advanced capital	$94,413	$88,190	$6,223
1.Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

September 2024 Form 10-Q	25

Management’s Discussion and Analysis
RWA Rollforward

	Nine Months Ended September 30, 2024
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2023	$407,731	$297,858
Change related to the following items:
Derivatives	2,192	12,697
Securities financing transactions	10,953	2,286
Investment securities	324	(1,514)
Commitments, guarantees and loans	8,162	18,580
Equity investments	412	202
Other credit risk	3,725	2,276
Total change in credit risk RWA	$25,768	$34,527
Balance at September 30, 2024	$433,499	$332,385
Market risk RWA
Balance at December 31, 2023	$48,322	$48,201
Change related to the following items:
Regulatory VaR	192	192
Regulatory stressed VaR	2,278	2,278
Incremental risk charge	496	496
Comprehensive risk measure	87	368
Specific risk	5,419	5,419
Total change in market risk RWA	$8,472	$8,753
Balance at September 30, 2024	$56,794	$56,954
Operational risk RWA
Balance at December 31, 2023	N/A	$102,095
Change in operational risk RWA	N/A	3,558
Balance at September 30, 2024	N/A	$105,653
Total RWA	$490,293	$494,992
Regulatory VaR—VaR for regulatory capital requirements

In the current year period, Credit risk RWA increased under both the Standardized and Advanced Approaches. Under the Standardized Approach, the increase was primarily due to increased exposure in Securities financing transactions, Corporate lending and Other credit risk driven by higher securitizations. Under the Advanced Approach, the increase was primarily due to increased exposure in Corporate lending, Derivatives, Securities financing transactions and Other credit risk driven by higher securitizations.

Market risk RWA increased in the current year period under both the Standardized and Advanced Approaches, primarily driven by higher Specific risk charges on non-securitization standardized charges and higher Regulatory Stressed VaR.

The increase in Operational risk RWA in the current year period is related to legal expenses and execution losses.
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
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At September 30, 2024	At December 31, 2023
External TLAC[2]			$265,787	$250,914
External TLAC as a % of RWA	18.0%	21.5%	53.7%	55.0%
External TLAC as a % of leverage exposure	7.5%	9.5%	17.5%	17.6%
Eligible LTD[3]			$170,779	$162,547
Eligible LTD as a % of RWA	9.0%	9.0%	34.5%	35.6%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	11.3%	11.4%
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
We are in compliance with all TLAC requirements as of September 30, 2024 and December 31, 2023.
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
Our SCB remained at 5.4% through September 30, 2024. Together with other features of the regulatory capital framework, this SCB resulted in an aggregate Standardized Approach Common Equity Tier 1 required ratio of 12.9%.
For the 2024 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 5, 2024. On June 26, 2024, the Federal Reserve published summary results of its

26	September 2024 Form 10-Q

Management’s Discussion and Analysis
supervisory stress tests of each large BHC, in which the projected decline in our Common Equity Tier 1 ratio in the severely adverse scenario increased from the prior annual supervisory stress test by 50 basis points, from 4.1% to 4.6%. Following the publication of the supervisory stress test results, we announced that our SCB will be 6.0% from October 1, 2024 through September 30, 2025. In addition to the projected decline in our Common Equity Tier 1 ratio in the severely adverse scenario, our SCB reflects the increase in our common stock dividend in the dividend add-on. Together with other features of the regulatory capital framework, this SCB results in an aggregate Standardized Approach Common Equity Tier 1 ratio of 13.5%. Generally, our SCB is determined annually based on the results of the supervisory stress test.

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
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2024	2023	2024	2023
Institutional Securities	$45.0	$45.6	$45.0	$45.6
Wealth Management	29.1	28.8	29.1	28.8
Investment Management	10.8	10.4	10.8	10.4
Parent Company	7.8	6.0	6.1	6.3
Total	$92.7	$90.8	$91.0	$91.1
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

September 2024 Form 10-Q	27

Management’s Discussion and Analysis
Regulatory Developments and Other Matters
FDIC Final Rulemaking on Insured Depository Institution Resolution Plans

On June 20, 2024, the FDIC adopted a final rule to modify the required cadence and informational content of covered insured depository institution (“IDI”) resolution plan submissions, which describe the IDI's strategy for a rapid and orderly resolution in the event of material financial distress or failure of the IDI. As a result of the final rule, our U.S. Bank Subsidiaries will be required to submit full resolution plans every two years and interim targeted information at certain times between full resolution plan submissions. In addition, the new rule introduces a new credibility standard that will be used to evaluate full resolution plan submissions, which would be subject to FDIC enforcement action. The final rule is effective beginning October 1, 2024, and the first submission for our U.S. Bank Subsidiaries under the new rule will be in 2026. For more information on our resolution plan-related submissions and associated regulatory actions, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” in the 2023 Form 10-K.
FDIC Final Rulemaking on Special Assessment

Following the failures of certain banks and resulting losses to the FDIC’s Deposit Insurance Fund in the first half of 2023, the FDIC adopted a final rule on November 16, 2023 to implement a special assessment to recover the cost associated with protecting uninsured depositors. We recorded the cost of the special assessment of $286 million in Non-interest expenses when the final rule was published in the Federal Register, in the fourth quarter of 2023. We recorded the incremental estimated cost of $40 million during the first nine months of 2024 based on subsequent notifications received from the FDIC which contained the revised estimated net losses from those bank failures.
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

28	September 2024 Form 10-Q

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
95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	September 30, 2024
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$32	$27	$32	$23
Equity price	25	22	28	19
Foreign exchange rate	10	11	15	7
Commodity price	14	14	18	11
Less: Diversification benefit[2]	(35)	(35)	N/A	N/A
Primary Risk Categories	$46	$39	$46	$34
Credit Portfolio	23	25	26	23
Less: Diversification benefit[2]	(21)	(18)	N/A	N/A
Total Management VaR	$48	$46	$53	$41

	Three Months Ended
	June 30, 2024
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$29	$28	$46	$23
Equity price	27	25	31	22
Foreign exchange rate	11	10	13	9
Commodity price	17	17	23	10
Less: Diversification benefit[2]	(44)	(40)	N/A	N/A
Primary Risk Categories	$40	$40	$52	$35
Credit Portfolio	24	24	26	22
Less: Diversification benefit[2]	(14)	(16)	N/A	N/A
Total Management VaR	$50	$48	$66	$44
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

Average Total Management VaR and average Management VaR for the Primary Risk Categories decreased slightly from the three months ended June 30, 2024, primarily driven by reduced exposures in the interest rate and credit spread category, partially offset by lower diversification benefit.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy. There were no trading loss days in the current quarter.

September 2024 Form 10-Q	29

Risk Disclosures
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)

Number of Days
28
28
10
$40 to $45
$45 to $50
$50 to $55

Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
28
15
14
4
5
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
Credit Spread Risk Sensitivity1

$ in millions	At September 30, 2024	At June 30, 2024
Derivatives	$6	$6
Borrowings carried at fair value	52	48
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
Wealth Management Net Interest Income Sensitivity Analysis

$ in millions	At September 30, 2024	At June 30, 2024
Basis point change
+200	$620	$869
+100	328	462
-100	(392)	(494)
-200	(829)	(1,048)
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

30	September 2024 Form 10-Q

Risk Disclosures
Our Wealth Management business segment balance sheet is asset sensitive, given assets reprice faster than liabilities, resulting in higher net interest income in increasing interest rate scenarios and lower net interest income in declining interest rate scenarios. The level of interest rates may impact the amount of deposits held at the Firm, given competition for deposits from other institutions and alternative cash-equivalent products available to depositors. Further, the level of interest rates could also impact client demand for loans.
Net interest income sensitivity to interest rates at September 30, 2024 decreased from June 30, 2024, primarily driven by the effect of changes in the mix of our assets and liabilities.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At September 30, 2024	At June 30, 2024
Investments related to Investment Management activities	$550	$548
Other investments:
MUMSS	136	117
Other Firm investments	423	419
We have exposure to public and private companies through direct investments, as well as through funds that invest in these assets. These investments are predominantly equity positions with long investment horizons, a portion of which is for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net revenues associated with a reasonably possible 10% decline in investment values and related impact on performance-based income, as applicable
Asset Management Revenue Sensitivity
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
Loans and Lending Commitments

	At September 30, 2024
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$6,304	$9,094	$—	$15,398
Secured lending facilities	45,728	3,612	—	49,340
Commercial and Residential real estate	8,688	154	3,328	12,170
Securities-based lending and Other	2,819	—	5,055	7,874
Total Institutional Securities	63,539	12,860	8,383	84,782
Wealth Management:
Residential real estate	65,001	1	—	65,002
Securities-based lending and Other	90,572	1	—	90,573
Total Wealth Management	155,573	2	—	155,575
Total Investment Management[2]	4	—	503	507
Total loans	219,116	12,862	8,886	240,864
ACL	(1,104)			(1,104)
Total loans, net of ACL	$218,012	$12,862	$8,886	$239,760
Lending commitments[3]	$142,325	$27,452	$524	$170,301
Total exposure	$360,337	$40,314	$9,410	$410,061

	At December 31, 2023
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$6,758	$11,862	$—	$18,620
Secured lending facilities	39,498	3,161	—	42,659
Commercial and Residential real estate	8,678	209	3,331	12,218
Securities-based lending and Other	2,818	—	4,402	7,220
Total Institutional Securities	57,752	15,232	7,733	80,717
Wealth Management:
Residential real estate	60,375	22	—	60,397
Securities-based lending and Other	86,423	1	—	86,424
Total Wealth Management	146,798	23	—	146,821
Total Investment Management[2]	4	—	455	459
Total loans	204,554	15,255	8,188	227,997
ACL	(1,169)			(1,169)
Total loans, net of ACL	$203,385	$15,255	$8,188	$226,828
Lending commitments[3]	$128,134	$21,329	$510	$149,973
Total exposure	$331,519	$36,584	$8,698	$376,801
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

September 2024 Form 10-Q	31

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
Total loans and lending commitments increased by approximately $33 billion since December 31, 2023, primarily due to an increase in Corporate lending commitments and Secured lending facilities within the Institutional Securities business segment, and growth across portfolios within the Wealth Management business segment.
See Notes 4, 5, 9 and 13 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Nine Months Ended September 30, 2024
ACL—Loans
Beginning balance	$1,169
Gross charge-offs	(155)
Recoveries	7
Net (charge-offs) recoveries	(148)
Provision for credit losses	81
Other	2
Ending balance	$1,104
ACL—Lending commitments
Beginning balance	$551
Provision for credit losses	68
Ending balance	$619
Total ending balance	$1,723
Provision for Credit Losses by Business Segment

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
$ in millions	IS	WM	Total	IS	WM	Total
Loans	$7	$11	$18	$54	$27	$81
Lending commitments	61	—	61	70	(2)	68
Total	$68	$11	$79	$124	$25	$149
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
The allowance for credit losses for loans and lending commitments was relatively unchanged since December 31, 2023, reflecting provisions for certain specific commercial real estate and corporate loans and growth across certain loan portfolios, offset by charge-offs and improvements in the macroeconomic outlook.
The base scenario used in our ACL models as of September 30, 2024 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes modest economic growth in 2024, followed by a gradual improvement in 2025 as well as lower interest rates relative to the prior quarter forecast. The ACL calculation incorporates key macroeconomic variables, including U.S. real GDP growth rate. The significance of key macroeconomic variables on the ACL calculation varies depending on portfolio composition and economic conditions.
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2024	4Q 2025
Year-over-year growth rate	1.6%	1.9%
Other key macroeconomic variables used in the ACL calculation include corporate credit spreads, interest rates and commercial real estate indices. See Note 2 to the financial statements in the 2023 Form 10-K for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At September 30, 2024		At December 31, 2023
	IS	WM	IS	WM
Accrual	99.1%	99.8%	98.9%	99.8%
Nonaccrual[1]	0.9%	0.2%	1.1%	0.2%
1.Nonaccrual loans are loans where principal or interest is not expected when contractually due or are past due 90 days or more.
Net Charge-off Ratios for Loans Held for Investment

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
For the Nine Months Ended September 30, 2024
Net charge-off (recovery) ratio[1]	0.56%	0.03%	1.14%	—%	—%	0.07%
Average loans	$6,946	$42,003	$8,682	$62,326	$90,106	$210,063
For the Nine Months Ended September 30, 2023
Net charge-off (recovery) ratio[1]	0.43%	—%	1.25%	—%	—%	0.07%
Average loans	$7,057	$37,346	$8,612	$56,330	$91,583	$200,928
CRE—Commercial real estate
SBL—Securities-based lending
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.

32	September 2024 Form 10-Q

Risk Disclosures
Institutional Securities Loans and Lending Commitments1

	At September 30, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$—	$12	$1	$—	$13
A	988	620	178	—	1,786
BBB	5,126	11,286	414	143	16,969
BB	11,280	22,773	1,747	371	36,171
Other NIG	9,269	12,169	3,184	247	24,869
Unrated[2]	278	895	115	2,904	4,192
Total loans, net of ACL	26,941	47,755	5,639	3,665	84,000
Lending commitments
AAA	—	75	—	—	75
AA	2,277	4,251	275	—	6,803
A	7,696	21,606	1,046	—	30,348
BBB	11,060	54,572	673	127	66,432
BB	2,464	19,988	2,395	854	25,701
Other NIG	1,122	18,520	2,747	3	22,392
Unrated[2]	17	110	—	—	127
Total lending commitments	24,636	119,122	7,136	984	151,878
Total exposure	$51,577	$166,877	$12,775	$4,649	$235,878

	At December 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$3	$11	$216	$—	$230
A	1,054	950	182	—	2,186
BBB	7,117	10,076	346	—	17,539
BB	11,723	16,367	1,775	277	30,142
Other NIG	9,586	12,961	2,924	156	25,627
Unrated[2]	111	1,036	62	2,910	4,119
Total loans, net of ACL	29,594	41,401	5,505	3,343	79,843
Lending commitments
AAA	—	50	—	—	50
AA	2,610	3,064	154	—	5,828
A	7,704	21,256	593	—	29,553
BBB	9,161	46,304	106	—	55,571
BB	4,069	16,431	1,594	414	22,508
Other NIG	1,916	13,842	1,077	3	16,838
Unrated[2]	6	7	—	—	13
Total lending commitments	25,466	100,954	3,524	417	130,361
Total exposure	$55,060	$142,355	$9,029	$3,760	$210,204
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At September 30, 2024	At December 31, 2023
Industry
Financials	$65,851	$57,804
Real estate	39,920	35,342
Communications services	20,119	15,301
Industrials	17,274	18,056
Information technology	15,097	12,430
Healthcare	14,111	14,274
Consumer discretionary	14,080	12,190
Utilities	12,626	11,522
Consumer staples	12,263	9,305
Energy	9,096	9,156
Insurance	6,808	6,486
Materials	6,616	6,503
Other	2,017	1,835
Total exposure	$235,878	$210,204
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial and Residential real estate, and Securities-based lending and Other. As of September 30, 2024 and December 31, 2023, over 90% of our total lending exposure, which consists of loans and lending commitments, was investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2023 Form 10-K.
Institutional Securities Event-Driven Loans and Lending Commitments

	At September 30, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,112	$1,007	$2,402	$5,521
Lending commitments	5,432	2,843	2,070	10,345
Total exposure	$7,544	$3,850	$4,472	$15,866

	At December 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$1,974	$2,564	$2,580	$7,118
Lending commitments	3,564	685	549	4,798
Total exposure	$5,538	$3,249	$3,129	$11,916
Event-driven loans and lending commitments are associated with certain underwritings and/or syndications to finance a specific transaction, such as merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.

September 2024 Form 10-Q	33

Risk Disclosures
Institutional Securities Loans and Lending Commitments Held for Investment

	At September 30, 2024
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,304	$103,872	$110,176
Secured lending facilities	45,728	18,176	63,904
Commercial real estate	8,688	854	9,542
Securities-based lending and Other	2,819	1,000	3,819
Total, before ACL	$63,539	$123,902	$187,441
ACL	$(782)	$(602)	$(1,384)

	At December 31, 2023
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,758	$91,752	$98,510
Secured lending facilities	39,498	15,589	55,087
Commercial real estate	8,678	266	8,944
Securities-based lending and Other	2,818	915	3,733
Total, before ACL	$57,752	$108,522	$166,274
ACL	$(874)	$(533)	$(1,407)
Institutional Securities Commercial Real Estate Loans and Lending Commitments
By Region

	At September 30, 2024			At December 31, 2023
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Americas	$5,294	$183	$5,477	$5,410	$289	$5,699
EMEA	3,551	747	4,298	3,127	56	3,183
Asia	518	3	521	485	—	485
Total	$9,363	$933	$10,296	$9,022	$345	$9,367
By Property Type

	At September 30, 2024			At December 31, 2023
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Office	$3,037	$134	$3,171	$3,310	$186	$3,496
Industrial	2,565	112	2,677	2,435	5	2,440
Multifamily	2,157	92	2,249	1,715	74	1,789
Retail	791	585	1,376	842	7	849
Hotel	805	10	815	718	73	791
Other	8	—	8	2	—	2
Total	$9,363	$933	$10,296	$9,022	$345	$9,367
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

As of September 30, 2024 and December 31, 2023, our lending against commercial real estate (“CRE”) properties within the Institutional Securities business segment totaled $10.3 billion and $9.4 billion, respectively. This represents 4.4% and 4.5%, respectively, of total exposure reflected in the Institutional
Securities Loans and Lending Commitments table above. Those CRE loans are originated for experienced sponsors and are generally secured by specific institutional CRE properties. In many cases, loans are subsequently syndicated or securitized on a full or partial basis, reducing our ongoing exposure.
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
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

	Nine Months Ended September 30, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Other	Total
ACL—Loans
Beginning balance	$241	$153	$463	$17	$874
Gross charge-offs	(39)	(11)	(103)	—	(153)
Recoveries	—	—	4	1	5
Net (charge-offs) recoveries	(39)	(11)	(99)	1	(148)
Provision (release)	24	(12)	44	(2)	54
Other	1	—	3	(2)	2
Ending balance	$227	$130	$411	$14	$782
ACL—Lending commitments
Beginning balance	$431	$70	$26	$6	$533
Provision (release)	41	19	9	1	70
Other	(1)	1	—	(1)	(1)
Ending balance	$471	$90	$35	$6	$602
Total ending balance	$698	$220	$446	$20	$1,384
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At September 30, 2024	At December 31, 2023
Corporate	3.6%	3.6%
Secured lending facilities	0.3%	0.4%
Commercial real estate	4.7%	5.3%
Securities-based lending and Other	0.5%	0.6%
Total Institutional Securities loans	1.2%	1.5%

34	September 2024 Form 10-Q

Risk Disclosures
Wealth Management Loans and Lending Commitments

	At September 30, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$80,274	$8,754	$1,167	$146	$90,341
Residential real estate	1	109	1,149	63,653	64,912
Total loans, net of ACL	$80,275	$8,863	$2,316	$63,799	$155,253
Lending commitments	16,493	1,517	43	370	18,423
Total exposure	$96,768	$10,380	$2,359	$64,169	$173,676

	At December 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$76,923	$7,679	$1,494	$133	$86,229
Residential real estate	1	91	1,255	58,950	60,297
Total loans, net of ACL	$76,924	$7,770	$2,749	$59,083	$146,526
Lending commitments	16,312	2,937	19	344	19,612
Total exposure	$93,236	$10,707	$2,768	$59,427	$166,138
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
Wealth Management Commercial Real Estate Loans and Lending Commitments by Property Type

	At September 30, 2024			At December 31, 2023
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Retail	$2,301	$—	$2,301	$2,180	$3	$2,183
Multifamily	1,910	206	2,116	1,891	159	2,050
Office	1,963	1	1,964	1,736	16	1,752
Industrial	461	—	461	454	—	454
Hotel	445	—	445	400	—	400
Other	303	—	303	253	—	253
Total	$7,383	$207	$7,590	$6,914	$178	$7,092
LC–Lending Commitments
1.Amounts include HFI loans and lending commitments. HFI loans are presented net of ACL.
As of September 30, 2024 and December 31, 2023, our direct lending against CRE properties totaled $7.6 billion and $7.1 billion, respectively, within the Wealth Management business segment. This represents 4.4% and 4.3%, respectively, of total exposure reflected in the Wealth Management Loans and Lending Commitments table above, primarily included within Securities-based lending and Other loans. Such loans are originated through our private banking platform, are both secured and generally benefiting from full or partial guarantees from high or ultra-high net worth clients, which partially reduce associated credit risk. At both September 30, 2024 and December 31, 2023, greater than 95% of the CRE loans balance in the Wealth Management business segment received guarantees. All of our lending against CRE properties within Wealth Management are in the Americas region.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

	Nine Months Ended September 30, 2024
$ in millions	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$100	$195	$295
Gross charge-offs	—	(2)	(2)
Recoveries	—	2	2
Provision (release)	(10)	37	27
Ending balance	$90	$232	$322
ACL—Lending commitments
Beginning balance	$4	$14	$18
Provision (release)	—	(2)	(2)
Other	—	1	1
Ending balance	$4	$13	$17
Total ending balance	$94	$245	$339
As of September 30, 2024 and December 31, 2023, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At September 30, 2024	At December 31, 2023
Institutional Securities	$27,452	$24,208
Wealth Management	25,640	21,436
Total	$53,092	$45,644
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

September 2024 Form 10-Q	35

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
Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At September 30, 2024
Less than 1 year	$1,462	$13,704	$39,171	$21,069	$11,888	$87,294
1-3 years	508	6,727	17,810	10,526	7,122	42,693
3-5 years	771	8,306	9,799	5,527	3,772	28,175
Over 5 years	3,409	29,311	48,555	26,576	6,507	114,358
Total, gross	$6,150	$58,048	$115,335	$63,698	$29,289	$272,520
Counterparty netting	(3,115)	(45,823)	(88,474)	(45,495)	(17,191)	(200,098)
Cash and securities collateral	(2,586)	(9,846)	(23,926)	(12,032)	(5,527)	(53,917)
Total, net	$449	$2,379	$2,935	$6,171	$6,571	$18,505

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2023
Less than 1 year	$2,013	$16,885	$37,517	$25,529	$10,084	$92,028
1-3 years	1,013	7,274	18,451	12,757	7,360	46,855
3-5 years	504	8,897	8,814	5,989	3,825	28,029
Over 5 years	3,955	29,511	50,512	28,003	6,597	118,578
Total, gross	$7,485	$62,567	$115,294	$72,278	$27,866	$285,490
Counterparty netting	(3,691)	(48,821)	(86,826)	(53,178)	(15,888)	(208,404)
Cash and securities collateral	(2,709)	(10,704)	(25,921)	(13,025)	(5,554)	(57,913)
Total, net	$1,085	$3,042	$2,547	$6,075	$6,424	$19,173

$ in millions	At September 30, 2024	At December 31, 2023
Industry
Financials	$5,949	$7,215
Utilities	4,096	4,267
Industrials	1,426	937
Consumer discretionary	921	684
Healthcare	904	468
Communications services	819	841
Regional governments	738	1,319
Information technology	651	677
Energy	596	533
Consumer staples	547	515
Materials	376	383
Real estate	195	167
Sovereign governments	188	262
Not-for-profit organizations	159	166
Insurance	133	156
Other	807	583
Total	$18,505	$19,173
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

36	September 2024 Form 10-Q

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
Top 10 Non-U.S. Country Exposures

	At September 30, 2024
$ in millions	United Kingdom	France	Japan	Brazil	Spain
Sovereign
Net inventory[1]	$178	$2,706	$866	$4,831	$1,276
Net counterparty exposure[2]	29	1	9	—	—
Exposure before hedges	207	2,707	875	4,831	1,276
Hedges[3]	(55)	(102)	(184)	(144)	(8)
Net exposure	$152	$2,605	$691	$4,687	$1,268
Non-sovereign
Net inventory[1]	$1,047	$486	$874	$113	$309
Net counterparty exposure[2]	9,539	3,286	4,067	292	588
Loans	8,426	527	81	93	1,722
Lending commitments	8,891	3,064	200	370	1,625
Exposure before hedges	27,903	7,363	5,222	868	4,244
Hedges[3]	(1,980)	(1,645)	(229)	(35)	(349)
Net exposure	$25,923	$5,718	$4,993	$833	$3,895
Total net exposure	$26,075	$8,323	$5,684	$5,520	$5,163

$ in millions	Germany	Australia	Korea	China	India
Sovereign
Net inventory[1]	$(3,231)	$925	$2,936	$(234)	$1,706
Net counterparty exposure[2]	85	46	281	247	—
Exposure before hedges	(3,146)	971	3,217	13	1,706
Hedges[3]	(247)	—	(43)	(66)	—
Net exposure	$(3,393)	$971	$3,174	$(53)	$1,706
Non-sovereign
Net inventory[1]	$392	$413	$28	$2,316	$697
Net counterparty exposure[2]	2,953	542	1,083	401	1,128
Loans	1,602	1,955	—	141	28
Lending commitments	5,479	1,571	—	821	—
Exposure before hedges	10,426	4,481	1,111	3,679	1,853
Hedges[3]	(1,948)	(460)	(35)	(57)	(10)
Net exposure	$8,478	$4,021	$1,076	$3,622	$1,843
Total net exposure	$5,085	$4,992	$4,250	$3,569	$3,549
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
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held Against Net Counterparty Exposure1

$ in millions		At September 30, 2024
Country of Risk	Collateral[2]
United Kingdom	U.K., U.S., and Italy	$7,947
Germany	Spain, Italy, and U.S.	5,150
Other	Japan, Italy, and U.S.	14,220
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at September 30, 2024.
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

September 2024 Form 10-Q	37

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

38	September 2024 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of September 30, 2024, and the related condensed consolidated income statements, comprehensive income statements and statements of changes in total equity for the three-month and nine-month ended periods ended September 30, 2024 and 2023, and the cash flow statements for the nine-month ended periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
November 4, 2024

September 2024 Form 10-Q	39

Consolidated Income Statement (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2024	2023	2024	2023
Revenues
Investment banking	$1,590	$1,048	$4,914	$3,533
Trading	4,002	3,679	12,985	11,958
Investments	315	144	609	384
Commissions and fees	1,294	1,098	3,704	3,427
Asset management	5,747	5,031	16,440	14,576
Other	239	296	827	1,036
Total non-interest revenues	13,187	11,296	39,479	34,914
Interest income[1]	14,185	12,126	40,644	33,019
Interest expense[1]	11,989	10,149	34,585	26,686
Net interest	2,196	1,977	6,059	6,333
Net revenues	15,383	13,273	45,538	41,247
Provision for credit losses	79	134	149	529
Non-interest expenses
Compensation and benefits	6,733	5,935	19,889	18,607
Brokerage, clearing and exchange fees	1,044	855	2,960	2,611
Information processing and communications	1,042	947	3,029	2,788
Professional services	711	759	2,103	2,236
Occupancy and equipment	473	456	1,378	1,367
Marketing and business development	224	191	686	674
Other	856	851	2,654	2,718
Total non-interest expenses	11,083	9,994	32,699	31,001
Income before provision for income taxes	4,221	3,145	12,690	9,717
Provision for income taxes	995	710	2,885	2,028
Net income	$3,226	$2,435	$9,805	$7,689
Net income applicable to noncontrolling interests	38	27	129	119
Net income applicable to Morgan Stanley	$3,188	$2,408	$9,676	$7,570
Preferred stock dividends	160	146	440	423
Earnings applicable to Morgan Stanley common shareholders	$3,028	$2,262	$9,236	$7,147
Earnings per common share
Basic	$1.91	$1.39	$5.79	$4.37
Diluted	$1.88	$1.38	$5.73	$4.33
Average common shares outstanding
Basic	1,588	1,624	1,594	1,635
Diluted	1,609	1,643	1,612	1,653
1.Prior period amounts have been adjusted to conform with the current period presentation. See Note 2 for additional information.
Consolidated Comprehensive Income Statement
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Net income	$3,226	$2,435	$9,805	$7,689
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	284	(149)	(31)	(240)
Change in net unrealized gains (losses) on available-for-sale securities	723	(366)	900	125
Pension and other	3	(1)	16	(3)
Change in net debt valuation adjustment	(175)	(414)	(463)	(960)
Net change in cash flow hedges	34	(3)	6	(16)
Total other comprehensive income (loss)	$869	$(933)	$428	$(1,094)
Comprehensive income	$4,095	$1,502	$10,233	$6,595
Net income applicable to noncontrolling interests	38	27	129	119
Other comprehensive income (loss) applicable to noncontrolling interests	95	(31)	(7)	(145)
Comprehensive income applicable to Morgan Stanley	$3,962	$1,506	$10,111	$6,621

September 2024 Form 10-Q	40	See Notes to Consolidated Financial Statements

Consolidated Balance Sheet

$ in millions, except share data	(Unaudited) At September 30, 2024	At December 31, 2023
Assets
Cash and cash equivalents	$91,084	$89,232
Trading assets at fair value ($150,702 and $162,698 were pledged to various parties)	362,298	367,074
Investment securities:
Available-for-sale at fair value (amortized cost of $100,685 and $92,149)	97,828	88,113
Held-to-maturity (fair value of $54,894 and $57,453)	62,856	66,694
Securities purchased under agreements to resell (includes $— and $7 at fair value)	137,352	110,740
Securities borrowed	132,412	121,091
Customer and other receivables	91,380	80,105
Loans:
Held for investment (net of allowance for credit losses of $1,104 and $1,169)	218,012	203,385
Held for sale	12,862	15,255
Goodwill	16,735	16,707
Intangible assets (net of accumulated amortization of $5,299 and $4,847)	6,620	7,055
Other assets	28,588	28,242
Total assets	$1,258,027	$1,193,693
Liabilities
Deposits (includes $7,327 and $6,472 at fair value)	$363,722	$351,804
Trading liabilities at fair value	152,238	151,513
Securities sold under agreements to repurchase (includes $996 and $1,020 at fair value)	58,329	62,651
Securities loaned	17,455	15,057
Other secured financings (includes $14,127 and $9,899 at fair value)	18,143	12,655
Customer and other payables	216,591	208,148
Other liabilities and accrued expenses	28,698	28,151
Borrowings (includes $107,547 and $93,900 at fair value)	298,180	263,732
Total liabilities	1,153,356	1,093,711
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	9,750	8,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,612,068,430 and 1,626,828,437	20	20
Additional paid-in capital	29,820	29,832
Retained earnings	102,911	97,996
Employee stock trusts	5,095	5,314
Accumulated other comprehensive income (loss)	(5,986)	(6,421)
Common stock held in treasury at cost, $0.01 par value (426,825,549 and 412,065,542 shares)	(32,868)	(31,139)
Common stock issued to employee stock trusts	(5,095)	(5,314)
Total Morgan Stanley shareholders’ equity	103,647	99,038
Noncontrolling interests	1,024	944
Total equity	104,671	99,982
Total liabilities and equity	$1,258,027	$1,193,693

See Notes to Consolidated Financial Statements	41	September 2024 Form 10-Q

Consolidated Statement of Changes in Total Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Preferred Stock
Beginning balance	$8,750	$8,750	$8,750	$8,750
Issuance of preferred stock	1,000	—	1,000	—
Ending balance	9,750	8,750	9,750	8,750
Common Stock
Beginning and ending balance	20	20	20	20
Additional Paid-in Capital
Beginning balance	29,459	29,245	29,832	29,339
Share-based award activity	366	350	(7)	256
Issuance of preferred stock	(5)	—	(5)	—
Ending balance	29,820	29,595	29,820	29,595
Retained Earnings
Beginning balance	101,374	97,151	97,996	94,862
Cumulative adjustment related to the adoption of an accounting standard update[1]	—	—	(60)	—
Net income applicable to Morgan Stanley	3,188	2,408	9,676	7,570
Preferred stock dividends[2]	(160)	(146)	(440)	(423)
Common stock dividends[2]	(1,492)	(1,404)	(4,259)	(4,001)
Other net increases (decreases)	1	(2)	(2)	(1)
Ending balance	102,911	98,007	102,911	98,007
Employee Stock Trusts
Beginning balance	5,110	5,258	5,314	4,881
Share-based award activity	(15)	(14)	(219)	363
Ending balance	5,095	5,244	5,095	5,244
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(6,760)	(6,300)	(6,421)	(6,253)
Net change in Accumulated other comprehensive income (loss)	774	(902)	435	(949)
Ending balance	(5,986)	(7,202)	(5,986)	(7,202)
Common Stock Held in Treasury at Cost
Beginning balance	(32,129)	(28,480)	(31,139)	(26,577)
Share-based award activity	74	77	1,629	1,479
Repurchases of common stock and employee tax withholdings	(813)	(1,556)	(3,358)	(4,861)
Ending balance	(32,868)	(29,959)	(32,868)	(29,959)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(5,110)	(5,258)	(5,314)	(4,881)
Share-based award activity	15	14	219	(363)
Ending balance	(5,095)	(5,244)	(5,095)	(5,244)
Noncontrolling Interests
Beginning balance	892	975	944	1,090
Net income applicable to noncontrolling interests	38	27	129	119
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	95	(31)	(7)	(145)
Other net increases (decreases)	(1)	(24)	(42)	(117)
Ending balance	1,024	947	1,024	947
Total Equity	$104,671	$100,158	$104,671	$100,158
1.The Firm adopted the Investments - Tax Credit Structures accounting standard update on January 1, 2024. Refer to Note 2 for further information.
2. See Note 16 for information regarding dividends per share for each class of stock.

September 2024 Form 10-Q	42	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statement (Unaudited)

	Nine Months Ended September 30,
$ in millions	2024	2023
Cash flows from operating activities
Net income	$9,805	$7,689
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	1,231	1,348
Depreciation and amortization	3,516	2,850
Provision for credit losses	149	529
Other operating adjustments	121	44
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	12,358	(53,171)
Securities borrowed	(11,321)	12,458
Securities loaned	2,398	(2,615)
Customer and other receivables and other assets	(10,317)	3,884
Customer and other payables and other liabilities	12,556	(15,265)
Securities purchased under agreements to resell	(26,612)	12,338
Securities sold under agreements to repurchase	(4,322)	14,127
Net cash provided by (used for) operating activities	(10,438)	(15,784)
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software	(2,583)	(2,483)
Changes in loans, net	(13,934)	(4,186)
AFS securities:
Purchases	(27,717)	(9,522)
Proceeds from sales	5,540	5,315
Proceeds from paydowns and maturities	15,616	12,017
HTM securities:
Purchases	(3,523)	—
Proceeds from paydowns and maturities	8,279	4,922
Other investing activities	(988)	(346)
Net cash provided by (used for) investing activities	(19,310)	5,717
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	1,384	146
Deposits	11,519	(11,188)
Issuance of preferred stock, net of issuance costs	995	—
Proceeds from issuance of Borrowings	80,369	60,916
Payments for:
Borrowings	(54,596)	(48,847)
Repurchases of common stock and employee tax withholdings	(3,347)	(4,836)
Cash dividends	(4,553)	(4,286)
Other financing activities	(270)	(325)
Net cash provided by (used for) financing activities	31,501	(8,420)
Effect of exchange rate changes on cash and cash equivalents	99	(1,239)
Net increase (decrease) in cash and cash equivalents	1,852	(19,726)
Cash and cash equivalents, at beginning of period	89,232	128,127
Cash and cash equivalents, at end of period	$91,084	$108,401
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$34,498	$30,299
Income taxes, net of refunds	1,449	1,248

See Notes to Consolidated Financial Statements	43	September 2024 Form 10-Q

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

September 2024 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)
2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the 2023 Form 10-K.
In the first quarter of 2024, the Firm implemented certain presentation changes which resulted in a decrease to both interest income and interest expense of $1,179 million and $3,204 million for the three months and nine months ended September 30, 2023, respectively, and no effect on net interest income, with the entire impact to the Firm recorded within the Institutional Securities segment. These changes further aligned the accounting treatment between the balance sheet and the related interest income or expense, primarily by offsetting interest income and expense for certain prime brokerage-related customer receivables and payables that are currently accounted for as a single unit of account on the balance sheet. The current and previous presentation of these interest income and interest expense amounts are acceptable and the change does not represent a change in accounting principle. These changes were applied retrospectively to the consolidated income statement in 2023 and accordingly, prior period amounts were adjusted to conform with the current presentation.
During the nine months ended September 30, 2024 there were no significant updates to the Firm’s significant accounting policies, other than for the accounting update adopted.
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
3. Cash and Cash Equivalents

$ in millions	At September 30, 2024	At December 31, 2023
Cash and due from banks	$5,636	$7,323
Interest bearing deposits with banks	85,448	81,909
Total Cash and cash equivalents	$91,084	$89,232
Restricted cash	$29,352	$30,571
For additional information on cash and cash equivalents, including restricted cash, see Note 2 to the financial statements in the 2023 Form 10-K.
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$59,122	$49,130	$—	$—	$108,252
Other sovereign government obligations	32,916	13,712	109	—	46,737
State and municipal securities	—	2,658	13	—	2,671
MABS	—	1,434	441	—	1,875
Loans and lending commitments[2]	—	7,302	1,584	—	8,886
Corporate and other debt	—	37,487	1,726	—	39,213
Corporate equities[3,5]	106,910	1,284	194	—	108,388
Derivative and other contracts:
Interest rate	2,904	130,161	447	—	133,512
Credit	—	10,115	389	—	10,504
Foreign exchange	118	81,209	305	—	81,632
Equity	1,869	90,559	682	—	93,110
Commodity and other	1,661	13,239	2,281	—	17,181
Netting[1]	(5,185)	(253,149)	(770)	(39,608)	(298,712)
Total derivative and other contracts	1,367	72,134	3,334	(39,608)	37,227
Investments[4,5]	930	962	810	—	2,702
Physical commodities	—	603	—	—	603
Total trading assets[4]	201,245	186,706	8,211	(39,608)	356,554
Investment securities—AFS	67,986	29,842	—	—	97,828
Total assets at fair value	$269,231	$216,548	$8,211	$(39,608)	$454,382

45	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At September 30, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$7,326	$1	$—	$7,327
Trading liabilities:
U.S. Treasury and agency securities	24,264	22	—	—	24,286
Other sovereign government obligations	24,765	4,258	2	—	29,025
Corporate and other debt	—	13,199	43	—	13,242
Corporate equities[3]	52,315	724	27	—	53,066
Derivative and other contracts:
Interest rate	2,771	117,046	447	—	120,264
Credit	—	10,683	275	—	10,958
Foreign exchange	287	79,411	210	—	79,908
Equity	2,478	104,267	1,450	—	108,195
Commodity and other	1,705	12,055	1,257	—	15,017
Netting[1]	(5,185)	(253,149)	(770)	(42,619)	(301,723)
Total derivative and other contracts	2,056	70,313	2,869	(42,619)	32,619
Total trading liabilities	103,400	88,516	2,941	(42,619)	152,238
Securities sold under agreements to repurchase	—	543	453	—	996
Other secured financings	—	13,980	147	—	14,127
Borrowings	—	106,076	1,471	—	107,547
Total liabilities at fair value	$103,400	$216,441	$5,013	$(42,619)	$282,235

	At December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$56,459	$53,741	$—	$—	$110,200
Other sovereign government obligations	22,580	9,946	94	—	32,620
State and municipal securities	—	2,148	34	—	2,182
MABS	—	1,540	489	—	2,029
Loans and lending commitments[2]	—	6,122	2,066	—	8,188
Corporate and other debt	—	35,833	1,983	—	37,816
Corporate equities[3,5]	126,772	929	199	—	127,900
Derivative and other contracts:
Interest rate	7,284	140,139	784	—	148,207
Credit	—	10,244	393	—	10,637
Foreign exchange	12	93,218	20	—	93,250
Equity	2,169	55,319	587	—	58,075
Commodity and other	1,608	11,862	2,811	—	16,281
Netting[1]	(7,643)	(237,497)	(1,082)	(42,915)	(289,137)
Total derivative and other contracts	3,430	73,285	3,513	(42,915)	37,313
Investments[4]	781	836	949	—	2,566
Physical commodities	—	736	—	—	736
Total trading assets[4]	210,022	185,116	9,327	(42,915)	361,550
Investment securities—AFS	57,405	30,708	—	—	88,113
Securities purchased under agreements to resell	—	7	—	—	7
Total assets at fair value	$267,427	$215,831	$9,327	$(42,915)	$449,670

	At December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$6,439	$33	$—	$6,472
Trading liabilities:
U.S. Treasury and agency securities	27,708	16	—	—	27,724
Other sovereign government obligations	26,829	3,955	6	—	30,790
Corporate and other debt	—	10,560	9	—	10,569
Corporate equities[3]	46,809	300	45	—	47,154
Derivative and other contracts:
Interest rate	8,000	129,983	857	—	138,840
Credit	—	10,795	297	—	11,092
Foreign exchange	96	89,880	385	—	90,361
Equity	2,411	64,794	1,689	—	68,894
Commodity and other	1,642	11,904	1,521	—	15,067
Netting[1]	(7,643)	(237,497)	(1,082)	(42,757)	(288,979)
Total derivative and other contracts	4,506	69,859	3,667	(42,757)	35,275
Total trading liabilities	105,852	84,690	3,727	(42,757)	151,512
Securities sold under agreements to repurchase	—	571	449	—	1,020
Other secured financings	—	9,807	92	—	9,899
Borrowings	—	92,022	1,878	—	93,900
Total liabilities at fair value	$105,852	$193,529	$6,179	$(42,757)	$262,803
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
5.At September 30, 2024 and December 31, 2023, the Firm's Trading assets included an insignificant amount of equity securities subject to contractual sale restrictions that generally prohibit the Firm from selling the security for a period of time as of the measurement date.
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At September 30, 2024	At December 31, 2023
Commercial Real Estate	$766	$422
Residential Real Estate	2,562	2,909
Securities-based lending and Other loans	5,558	4,857
Total	$8,886	$8,188
Unsettled Fair Value of Futures Contracts1

$ in millions	At September 30, 2024	At December 31, 2023
Customer and other receivables (payables), net	$2,183	$1,062
1.These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.

September 2024 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)
For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 4 to the financial statements in the 2023 Form 10-K. During the current quarter, there were no significant revisions made to the Firm’s valuation techniques.
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
U.S. Treasury and agency securities
Beginning balance	$—	$—	$—	$17
Sales	—	—	—	(10)
Net transfers	—	—	—	(7)
Ending balance	$—	$—	$—	$—
Unrealized gains (losses)	$—	$—	$—	$—
Other sovereign government obligations
Beginning balance	$74	$128	$94	$169
Realized and unrealized gains (losses)	3	—	1	6
Purchases	14	17	48	18
Sales	(27)	(30)	(74)	(112)
Net transfers	45	(21)	40	13
Ending balance	$109	$94	$109	$94
Unrealized gains (losses)	$(2)	$1	$(2)	$1
State and municipal securities
Beginning balance	$—	$40	$34	$145
Realized and unrealized gains (losses)	—	(3)	—	(2)
Purchases	—	147	—	255
Sales	—	(20)	(29)	(218)
Net transfers	13	(52)	8	(68)
Ending balance	$13	$112	$13	$112
Unrealized gains (losses)	$—	$(3)	$—	$(3)
MABS
Beginning balance	$423	$486	$489	$416
Realized and unrealized gains (losses)	10	(1)	27	13
Purchases	43	88	140	149
Sales	(58)	(33)	(243)	(79)
Settlements	—	—	—	50
Net transfers	23	(4)	28	(13)
Ending balance	$441	$536	$441	$536
Unrealized gains (losses)	$15	$4	$9	$5
Loans and lending commitments
Beginning balance	$2,176	$2,400	$2,066	$2,017
Realized and unrealized gains (losses)	29	(6)	19	(91)
Purchases and originations	130	997	681	1,569
Sales	(648)	(539)	(917)	(686)
Settlements	(4)	(666)	(174)	(717)
Net transfers	(99)	(147)	(91)	(53)
Ending balance	$1,584	$2,039	$1,584	$2,039
Unrealized gains (losses)	$(1)	$(6)	$(2)	$(91)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Corporate and other debt
Beginning balance	$1,925	$2,223	$1,983	$2,096
Realized and unrealized gains (losses)	9	108	44	231
Purchases and originations	423	346	834	561
Sales	(496)	(465)	(980)	(618)
Settlements	(73)	(6)	(85)	(6)
Net transfers	(62)	257	(70)	199
Ending balance	$1,726	$2,463	$1,726	$2,463
Unrealized gains (losses)	$6	$113	$101	$239
Corporate equities
Beginning balance	$217	$166	$199	$116
Realized and unrealized gains (losses)	(24)	(29)	(93)	(64)
Purchases	26	32	65	101
Sales	(29)	(34)	(58)	(38)
Net transfers	4	60	81	80
Ending balance	$194	$195	$194	$195
Unrealized gains (losses)	$(11)	$(25)	$(17)	$(36)
Investments
Beginning balance	$843	$968	$949	$923
Realized and unrealized gains (losses)	53	17	63	24
Purchases	18	6	42	153
Sales	(101)	(76)	(241)	(183)
Net transfers	(3)	19	(3)	17
Ending balance	$810	$934	$810	$934
Unrealized gains (losses)	$24	$19	$6	$17
Investment securities—AFS
Beginning balance	$—	$—	$—	$35
Realized and unrealized gains (losses)	—	(5)	—	(4)
Net transfers	—	40	—	4
Ending balance	$—	$35	$—	$35
Unrealized gains (losses)	$—	$(5)	$—	$(4)
Net derivatives: Interest rate
Beginning balance	$262	$49	$(73)	$(151)
Realized and unrealized gains (losses)	(120)	49	(103)	(318)
Purchases	20	26	27	57
Issuances	(6)	(7)	(14)	(63)
Settlements	(77)	(110)	(18)	329
Net transfers	(79)	(256)	181	(103)
Ending balance	$—	$(249)	$—	$(249)
Unrealized gains (losses)	$(114)	$7	$(65)	$(94)

47	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Net derivatives: Credit
Beginning balance	$124	$96	$96	$110
Realized and unrealized gains (losses)	108	9	(42)	(12)
Settlements	(116)	(7)	39	(7)
Net transfers	(2)	(8)	21	(1)
Ending balance	$114	$90	$114	$90
Unrealized gains (losses)	$108	$8	$(21)	$4
Net derivatives: Foreign exchange
Beginning balance	$(118)	$28	$(365)	$66
Realized and unrealized gains (losses)	51	(13)	57	(53)
Settlements	117	16	264	(68)
Net transfers	45	(160)	139	(74)
Ending balance	$95	$(129)	$95	$(129)
Unrealized gains (losses)	$51	$(16)	$61	$(51)
Net derivatives: Equity
Beginning balance	$(1,055)	$(775)	$(1,102)	$(736)
Realized and unrealized gains (losses)	(123)	195	125	192
Purchases	54	38	186	157
Issuances	(161)	(166)	(473)	(492)
Settlements	265	252	337	229
Net transfers	252	(326)	159	(132)
Ending balance	$(768)	$(782)	$(768)	$(782)
Unrealized gains (losses)	$(155)	$160	$11	$93
Net derivatives: Commodity and other
Beginning balance	$1,203	$1,416	$1,290	$1,083
Realized and unrealized gains (losses)	223	(7)	789	549
Purchases	70	7	126	70
Issuances	(23)	(9)	(37)	(80)
Settlements	(398)	(92)	(909)	(313)
Net transfers	(51)	(34)	(235)	(28)
Ending balance	$1,024	$1,281	$1,024	$1,281
Unrealized gains (losses)	$(58)	$(142)	$(48)	$216
Deposits
Beginning balance	$34	$36	$33	$20
Realized and unrealized losses (gains)	—	(1)	—	(1)
Purchases	—	6	—	26
Net transfers	(33)	(25)	(32)	(29)
Ending balance	$1	$16	$1	$16
Unrealized losses (gains)	$—	$(1)	$—	$(1)
Nonderivative trading liabilities
Beginning balance	$42	$89	$60	$74
Realized and unrealized losses (gains)	6	(4)	(17)	(12)
Purchases	(44)	(29)	(50)	(49)
Sales	25	23	78	77
Settlements	—	—	(1)	—
Net transfers	43	15	2	4
Ending balance	$72	$94	$72	$94
Unrealized losses (gains)	$9	$(2)	$(6)	$(11)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Securities sold under agreements to repurchase
Beginning balance	$449	$454	$449	$512
Realized and unrealized losses (gains)	4	4	4	11
Issuances	—	—	—	1
Settlements	—	—	—	(9)
Net transfers	—	—	—	(57)
Ending balance	$453	$458	$453	$458
Unrealized losses (gains)	$3	$4	$4	$11
Other secured financings
Beginning balance	$91	$90	$92	$91
Realized and unrealized losses (gains)	1	(1)	(4)	2
Issuances	57	15	94	59
Settlements	(16)	(6)	(58)	(54)
Net transfers	14	—	23	—
Ending balance	$147	$98	$147	$98
Unrealized losses (gains)	$1	$(1)	$(4)	$2
Borrowings
Beginning balance	$1,976	$1,787	$1,878	$1,587
Realized and unrealized losses (gains)	86	18	90	83
Issuances	95	342	412	626
Settlements	(105)	(182)	(212)	(355)
Net transfers	(581)	(437)	(697)	(413)
Ending balance	$1,471	$1,528	$1,471	$1,528
Unrealized losses (gains)	$109	$18	$115	$48
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	(1)	(4)	—	10
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
Additionally, in the previous tables, consolidations of VIEs are included in Purchases, and deconsolidations of VIEs are included in Settlements.

September 2024 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2024	At December 31, 2023
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$109	$94
Comparable pricing:
Bond price	70 to 100 points (80 points)	61 to 110 points (87 points)
MABS	$441	$489
Comparable pricing:
Bond price	1 to 88 points (59 points)	0 to 88 points (61 points)
Loans and lending commitments	$1,584	$2,066
Margin loan model:
Margin loan rate	1% to 4% (3%)	2% to 4% (3%)
Comparable pricing:
Loan price	83 to 101 points (97 points)	85 to 102 points (98 points)
Corporate and other debt	$1,726	$1,983
Comparable pricing:
Bond price	29 to 128 points (82 points)	28 to 135 points (82 points)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Corporate equities	$194	$199
Comparable pricing:
Equity price	100%	100%
Investments	$810	$949
Discounted cash flow:
WACC	12% to 18% (16%)	16% to 18% (17%)
Exit multiple	9 to 10 times (10 times)	9 to 17 times (15 times)
Market approach:
EBITDA multiple	21 times	22 times
Comparable pricing:
Equity price	24% to 100% (84%)	24% to 100% (86%)
Net derivative and other contracts:
Interest rate	$0	$(73)
Option model:
IR volatility skew	66% to 89% (74% / 73%)	70% to 100% (81% / 93%)
IR curve correlation	30% to 99% (83% / 87%)	49% to 99% (77% / 79%)
Bond volatility	77% to 188% (91% / 88%)	79% to 85% (82% / 85%)
Inflation volatility	29% to 69% (44% / 40%)	27% to 70% (43% / 39%)
Credit	$114	$96
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 90 points (42 points)	0 to 92 points (46 points)
Credit spread	10 to 366 bps (93 bps)	10 to 404 bps (94 bps)
Funding spread	13 to 590 bps (81 bps)	18 to 590 bps (67 bps)

Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2024	At December 31, 2023
Foreign exchange[2]	$95	$(365)
Option model:
IR curve	4% to 12% (8% / 5%)	-4% to 26% (7% / 5%)
Foreign exchange volatility skew	N/M	-3% to 12% (2% / 0%)
Contingency probability	85% to 95% (89% / 95%)	95%
Equity[2]	$(768)	$(1,102)
Option model:
Equity volatility	10% to 95% (24%)	6% to 97% (23%)
Equity volatility skew	-1% to 0% (0%)	-1% to 0% (0%)
Equity correlation	18% to 94% (55%)	25% to 97% (49%)
FX correlation	-65% to 50% (-21%)	-79% to 40% (-28%)
IR correlation	-25% to 23% (12%)	10% to 30% (15%)
Commodity and other	$1,024	$1,290
Option model:
Forward power price	$0 to $193 ($39) per MWh	$0 to $220 ($49) per MWh
Commodity volatility	7% to 135% (35%)	8% to 123% (31%)
Cross-commodity correlation	54% to 100% (95%)	54% to 100% (94%)
Liabilities Measured at Fair Value on a Recurring Basis
Securities sold under agreements to repurchase	$453	$449
Discounted cash flow:
Funding spread	11 to 127 bps (49 / 32 bps)	28 to 135 bps (79 bps)
Other secured financings	$147	$92
Comparable pricing:
Loan price	23 to 101 points (74 points)	22 to 101 points (76 points)
Borrowings	$1,471	$1,878
Option model:
Equity volatility	9% to 65% (24%)	6% to 69% (13%)
Equity volatility skew	-3% to 0% (0%)	-2% to 0% (0%)
Equity correlation	42% to 97% (71%)	41% to 97% (79%)
Equity - FX correlation	-50% to 23% (-18%)	-65% to 40% (-30%)
IR curve correlation	N/M	50% to 89% (71% / 70%)
Credit default swap model:
Credit spread	341 to 519 bps (430 bps)	N/M
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$5,570	$4,532
Corporate loan model:
Credit spread	115 to 13,954 bps (1,131 bps)	99 to 1,467 bps (1,015 bps)
Comparable pricing:
Loan price	29 to 100 points (87 points)	25 to 93 points (70 points)
Warehouse model:
Credit spread	122 to 271 bps (186 bps)	115 to 268 bps (185 bps)
Points—Percentage of par
IR—Interest rate
FX—Foreign exchange
1.A single amount is disclosed for range and average when there is no significant difference between the minimum, maximum and average. Amounts represent weighted averages except where simple averages and the median of the inputs are more relevant.
2.Includes derivative contracts with multiple risks (i.e., hybrid products).

49	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 4 to the financial statements in the 2023 Form 10-K. During the three months ended September 30, 2024, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
Net Asset Value Measurements
Fund Interests

	At September 30, 2024		At December 31, 2023
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,612	$638	$2,685	$720
Real estate	3,060	229	2,765	240
Hedge	72	2	74	3
Total	$5,744	$869	$5,524	$963
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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at September 30, 2024
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,094	$1,867
5-10 years	1,421	1,099
Over 10 years	97	94
Total	$2,612	$3,060
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At September 30, 2024
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,991	$5,570	$7,561
Total	$1,991	$5,570	$7,561
Liabilities
Other liabilities and accrued expenses—Lending commitments	$62	$60	$122
Total	$62	$60	$122

	At December 31, 2023
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,215	$4,532	$8,747
Other assets—Other investments	—	4	4
Other assets—ROU assets	23	—	23
Total	$4,238	$4,536	$8,774
Liabilities
Other liabilities and accrued expenses—Lending commitments	$110	$60	$170
Total	$110	$60	$170
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Assets
Loans[2]	$(136)	$(35)	$(190)	$(117)
Other assets—Other investments[3]	—	5	(7)	4
Other assets—Premises, equipment and software[4]	(10)	(2)	(12)	(6)
Other assets—ROU assets[5]	—	—	—	(10)
Total	$(146)	$(32)	$(209)	$(129)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$(2)	$7	$8	$38
Total	$(2)	$7	$8	$38
1.Gains and losses for Loans and Other assets—Other investments are classified in Other revenues. For other items, gains and losses are recorded in Other revenues if the item is held for sale; otherwise, they are recorded in Other expenses.

September 2024 Form 10-Q	50

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
5.Losses related to Other Assets—ROU assets include impairments related to discontinued leased properties.
Financial Instruments Not Measured at Fair Value

	At September 30, 2024
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$91,084	$91,084	$—	$—	$91,084
Investment securities—HTM	62,856	17,292	36,455	1,147	54,894
Securities purchased under agreements to resell	137,352	—	135,629	1,799	137,428
Securities borrowed	132,412	—	132,413	—	132,413
Customer and other receivables	84,207	—	80,049	4,051	84,100
Loans[1,2]
Held for investment	218,012	—	8,321	205,719	214,040
Held for sale	12,862	—	5,366	7,601	12,967
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$356,395	$—	$356,592	$—	$356,592
Securities sold under agreements to repurchase	57,333	—	57,336	—	57,336
Securities loaned	17,455	—	17,455	—	17,455
Other secured financings	4,016	—	4,015	—	4,015
Customer and other payables	216,362	—	216,362	—	216,362
Borrowings	190,633	—	193,720	102	193,822
	Commitment Amount
Lending commitments[3]	$169,777	$—	$1,180	$1,038	$2,218

	At December 31, 2023
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$89,232	$89,232	$—	$—	$89,232
Investment securities—HTM	66,694	21,937	34,411	1,105	57,453
Securities purchased under agreements to resell	110,733	—	108,099	2,674	110,773
Securities borrowed	121,091	—	121,091	—	121,091
Customer and other receivables	74,337	—	70,110	4,031	74,141
Loans[1,2]
Held for investment	203,385	—	20,125	176,291	196,416
Held for sale	15,255	—	8,652	6,672	15,324
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$345,332	$—	$345,391	$—	$345,391
Securities sold under agreements to repurchase	61,631	—	61,621	—	61,621
Securities loaned	15,057	—	15,055	—	15,055
Other secured financings	2,756	—	2,756	—	2,756
Customer and other payables	208,015	—	208,015	—	208,015
Borrowings	169,832	—	171,009	4	171,013
	Commitment Amount
Lending commitments[3]	$149,464	$—	$1,338	$749	$2,087
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At September 30, 2024	At December 31, 2023
Business Unit Responsible for Risk Management
Equity	$53,530	$46,073
Interest rates	35,239	31,055
Commodities	14,071	12,798
Credit	3,047	2,400
Foreign exchange	1,660	1,574
Total	$107,547	$93,900

51	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Trading revenues	$(6,993)	$3,479	$(6,158)	$(1,412)
Interest expense	175	124	474	351
Net revenues[1]	$(7,168)	$3,355	$(6,632)	$(1,763)
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended September 30,
	2024		2023
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(15)	$—	$(8)	$—
Lending commitments	(3)	—	—	—
Deposits	—	(3)	—	4
Borrowings	(4)	(227)	(6)	(547)

	Nine Months Ended September 30,
	2024		2023
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(13)	$—	$(112)	$—
Lending commitments	(4)	—	11	—
Deposits	—	8	—	21
Borrowings	(21)	(617)	(15)	(1,289)

$ in millions	At September 30, 2024	At December 31, 2023
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(2,775)	$(2,166)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At September 30, 2024	At December 31, 2023
Loans and other receivables[2]	$10,943	$11,086
Nonaccrual loans[2]	8,409	8,566
Borrowings[3]	1,973	3,030
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
Fair Value Loans on Nonaccrual Status

$ in millions	At September 30, 2024	At December 31, 2023
Nonaccrual loans	$824	$440
Nonaccrual loans 90 or more days past due	20	75
6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at September 30, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$3	$—	$—	$3
Foreign exchange	44	3	—	47
Total	47	3	—	50
Not designated as accounting hedges
Economic hedges of loans
Credit	—	33	—	33
Other derivatives
Interest rate	115,855	17,372	282	133,509
Credit	5,026	5,445	—	10,471
Foreign exchange	78,738	2,721	126	81,585
Equity	32,410	—	60,700	93,110
Commodity and other	14,868	2	2,311	17,181
Total	246,897	25,573	63,419	335,889
Total gross derivatives	$246,944	$25,576	$63,419	$335,939
Amounts offset
Counterparty netting	(177,423)	(22,675)	(60,104)	(260,202)
Cash collateral netting	(36,738)	(1,772)	—	(38,510)
Total in Trading assets	$32,783	$1,129	$3,315	$37,227
Amounts not offset[1]
Financial instruments collateral	(15,407)	—	—	(15,407)
Net amounts	$17,376	$1,129	$3,315	$21,820
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,592

52	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at September 30, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$420	$—	$—	$420
Foreign exchange	71	35	—	106
Total	491	35	—	526
Not designated as accounting hedges
Economic hedges of loans
Credit	53	786	—	839
Other derivatives
Interest rate	104,680	14,939	225	119,844
Credit	5,071	5,048	—	10,119
Foreign exchange	76,813	2,696	293	79,802
Equity	48,782	—	59,413	108,195
Commodity and other	12,475	—	2,542	15,017
Total	247,874	23,469	62,473	333,816
Total gross derivatives	$248,365	$23,504	$62,473	$334,342
Amounts offset
Counterparty netting	(177,423)	(22,675)	(60,104)	(260,202)
Cash collateral netting	(40,917)	(604)	—	(41,521)
Total in Trading liabilities	$30,025	$225	$2,369	$32,619
Amounts not offset[1]
Financial instruments collateral	(5,588)	—	(200)	(5,788)
Net amounts	$24,437	$225	$2,169	$26,831
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				4,660

	Assets at December 31, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$25	$—	$—	$25
Foreign exchange	5	5	—	10
Total	30	5	—	35
Not designated as accounting hedges
Economic hedges of loans
Credit	2	27	—	29
Other derivatives
Interest rate	127,414	19,914	854	148,182
Credit	5,712	4,896	—	10,608
Foreign exchange	90,654	2,570	16	93,240
Equity	20,338	—	37,737	58,075
Commodity and other	13,928	—	2,353	16,281
Total	258,048	27,407	40,960	326,415
Total gross derivatives	$258,078	$27,412	$40,960	$326,450
Amounts offset
Counterparty netting	(184,553)	(23,851)	(38,510)	(246,914)
Cash collateral netting	(39,493)	(2,730)	—	(42,223)
Total in Trading assets	$34,032	$831	$2,450	$37,313
Amounts not offset[1]
Financial instruments collateral	(15,690)	—	—	(15,690)
Net amounts	$18,342	$831	$2,450	$21,623
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,641

	Liabilities at December 31, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$467	$—	$—	$467
Foreign exchange	414	43	—	457
Total	881	43	—	924
Not designated as accounting hedges
Economic hedges of loans
Credit	43	702	—	745
Other derivatives
Interest rate	120,604	17,179	590	138,373
Credit	5,920	4,427	—	10,347
Foreign exchange	87,104	2,694	106	89,904
Equity	31,545	—	37,349	68,894
Commodity and other	12,237	—	2,830	15,067
Total	257,453	25,002	40,875	323,330
Total gross derivatives	$258,334	$25,045	$40,875	$324,254
Amounts offset
Counterparty netting	(184,553)	(23,851)	(38,510)	(246,914)
Cash collateral netting	(41,082)	(983)	—	(42,065)
Total in Trading liabilities	$32,699	$211	$2,365	$35,275
Amounts not offset[1]
Financial instruments collateral	(6,864)	(8)	(37)	(6,909)
Net amounts	$25,835	$203	$2,328	$28,366
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$5,911
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
Notionals of Derivative Contracts

	Assets at September 30, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$129	$—	$129
Foreign exchange	11	1	—	12
Total	11	130	—	141
Not designated as accounting hedges
Economic hedges of loans
Credit	—	1	—	1
Other derivatives
Interest rate	4,226	6,682	639	11,547
Credit	242	195	—	437
Foreign exchange	3,594	214	11	3,819
Equity	665	—	614	1,279
Commodity and other	132	3	81	216
Total	8,859	7,095	1,345	17,299
Total gross derivatives	$8,870	$7,225	$1,345	$17,440

53	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at September 30, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$177	$—	$179
Foreign exchange	5	3	—	8
Total	7	180	—	187
Not designated as accounting hedges
Economic hedges of loans
Credit	2	22	—	24
Other derivatives
Interest rate	4,222	6,605	533	11,360
Credit	245	181	—	426
Foreign exchange	3,836	218	35	4,089
Equity	714	—	992	1,706
Commodity and other	106	1	94	201
Total	9,125	7,027	1,654	17,806
Total gross derivatives	$9,132	$7,207	$1,654	$17,993

	Assets at December 31, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$—	$92	$—	$92
Foreign exchange	1	1	—	2
Total	1	93	—	94
Not designated as accounting hedges
Economic hedges of loans
Credit	—	1	—	1
Other derivatives
Interest rate	4,153	8,357	560	13,070
Credit	214	176	—	390
Foreign exchange	3,378	165	7	3,550
Equity	528	—	440	968
Commodity and other	142	—	65	207
Total	8,415	8,699	1,072	18,186
Total gross derivatives	$8,416	$8,792	$1,072	$18,280

	Liabilities at December 31, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$3	$183	$—	$186
Foreign exchange	14	3	—	17
Total	17	186	—	203
Not designated as accounting hedges
Economic hedges of loans
Credit	2	22	—	24
Other derivatives
Interest rate	4,631	8,197	455	13,283
Credit	229	155	—	384
Foreign exchange	3,496	167	33	3,696
Equity	587	—	712	1,299
Commodity and other	101	—	79	180
Total	9,046	8,541	1,279	18,866
Total gross derivatives	$9,063	$8,727	$1,279	$19,069
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 6 to the financial statements in the 2023 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
Fair value hedges—Recognized in Interest income
Interest rate contracts	$(1,277)	$259	$(686)	$457
Investment Securities—AFS	1,302	(239)	755	(423)
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$5,777	$(2,742)	$3,627	$(2,806)
Deposits	(227)	(15)	(235)	(31)
Borrowings	(5,561)	2,781	(3,403)	2,856
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$(533)	$375	$122	$381
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	50	60	140	166
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$34	$(12)	$(26)	$(30)
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	(11)	(6)	(34)	(9)
Net change in cash flow hedges included within AOCI	45	(6)	8	(21)
1.For the three months ended September 30, 2024, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of September 30, 2024, is approximately $(5) million. The maximum length of time over which forecasted cash flows are hedged is 18 months.
Fair Value Hedges—Hedged Items

$ in millions	At September 30, 2024	At December 31, 2023
Investment Securities—AFS
Amortized cost basis currently or previously hedged	$55,000	$47,179
Basis adjustments included in amortized cost[1]	$220	$(732)
Deposits
Carrying amount currently or previously hedged	$22,816	$10,569
Basis adjustments included in carrying amount[1]	$204	$(31)
Borrowings
Carrying amount currently or previously hedged	$175,810	$158,659
Basis adjustments included in carrying amount—Outstanding hedges	$(5,826)	$(9,219)
Basis adjustments included in carrying amount—Terminated hedges	$(654)	$(671)
1.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2024	2023	2024	2023
Recognized in Other revenues
Credit contracts[1]	$(101)	$(104)	$(248)	$(330)
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.

September 2024 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
Net Derivative Liabilities and Collateral Posted

$ in millions	At September 30, 2024	At December 31, 2023
Net derivative liabilities with credit risk-related contingent features	$23,138	$21,957
Collateral posted	16,361	16,389
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At September 30, 2024
One-notch downgrade	$213
Two-notch downgrade	458
Bilateral downgrade agreements included in the amounts above[1]	$543
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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at September 30, 2024
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$18	$29	$41	$15	$103
Non-investment grade	7	16	17	3	43
Total	$25	$45	$58	$18	$146
Index and basket CDS
Investment grade	$5	$11	$11	$1	$28
Non-investment grade	9	23	156	66	254
Total	$14	$34	$167	$67	$282
Total CDS sold	$39	$79	$225	$85	$428
Other credit contracts	—	—	—	3	3
Total credit protection sold	$39	$79	$225	$88	$431
CDS protection sold with identical protection purchased					$373

	Years to Maturity at December 31, 2023
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$19	$29	$39	$10	$97
Non-investment grade	7	14	17	1	39
Total	$26	$43	$56	$11	$136
Index and basket CDS
Investment grade	$8	$19	$85	$4	$116
Non-investment grade	8	14	95	17	134
Total	$16	$33	$180	$21	$250
Total CDS sold	$42	$76	$236	$32	$386
Other credit contracts	—	—	—	3	3
Total credit protection sold	$42	$76	$236	$35	$389
CDS protection sold with identical protection purchased					$330
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At September 30, 2024	At December 31, 2023
Single-name CDS
Investment grade	$2,122	$1,904
Non-investment grade	670	399
Total	$2,792	$2,303
Index and basket CDS
Investment grade	$993	$1,929
Non-investment grade	1,416	45
Total	$2,409	$1,974
Total CDS sold	$5,201	$4,277
Other credit contracts	133	314
Total credit protection sold	$5,334	$4,591
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At September 30, 2024	At December 31, 2023
Single name	$173	$166
Index and basket	252	213
Tranched index and basket	31	30
Total	$456	$409

	Fair Value Asset (Liability)
$ in millions	At September 30, 2024	At December 31, 2023
Single name	$(3,222)	$(2,799)
Index and basket	(1,559)	(1,208)
Tranched index and basket	(1,008)	(1,012)
Total	$(5,789)	$(5,019)
The Firm enters into credit derivatives, principally CDS, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Firm’s counterparties for these derivatives are banks, broker-dealers, and insurance and other financial institutions.
The fair value amounts as shown in the previous tables are prior to cash collateral or counterparty netting. For further

55	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
information on credit derivatives and other credit contracts, see Note 6 to the financial statements in the 2023 Form 10-K.
7. Investment Securities
AFS and HTM Securities

	At September 30, 2024
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$68,369	$117	$500	$67,986
U.S. agency securities[2]	24,227	6	2,098	22,135
Agency CMBS	5,828	—	365	5,463
State and municipal securities	1,620	4	13	1,611
FFELP student loan ABS[3]	641	—	8	633
Total AFS securities	100,685	127	2,984	97,828
HTM securities
U.S. Treasury securities	18,169	—	877	17,292
U.S. agency securities[2]	42,067	82	6,992	35,157
Agency CMBS	1,245	—	81	1,164
Non-agency CMBS	1,375	6	100	1,281
Total HTM securities	62,856	88	8,050	54,894
Total investment securities	$163,541	$215	$11,034	$152,722

	At December 31, 2023
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$58,484	$24	$1,103	$57,405
U.S. agency securities[2]	25,852	4	2,528	23,328
Agency CMBS	5,871	—	456	5,415
State and municipal securities	1,132	46	5	1,173
FFELP student loan ABS[3]	810	—	18	792
Total AFS securities	92,149	74	4,110	88,113
HTM securities
U.S. Treasury securities	23,222	—	1,285	21,937
U.S. agency securities[2]	40,894	—	7,699	33,195
Agency CMBS	1,337	—	121	1,216
Non-agency CMBS	1,241	2	138	1,105
Total HTM securities	66,694	2	9,243	57,453
Total investment securities	$158,843	$76	$13,353	$145,566
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.

AFS Securities in an Unrealized Loss Position

	At September 30, 2024		At December 31, 2023
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$21,410	$30	$14,295	$22
12 months or longer	23,865	470	33,458	1,081
Total	45,275	500	47,753	1,103
U.S. agency securities
Less than 12 months	638	1	4,297	43
12 months or longer	20,163	2,097	18,459	2,485
Total	20,801	2,098	22,756	2,528
Agency CMBS
Less than 12 months	25	—	—	—
12 months or longer	5,105	365	5,415	456
Total	5,130	365	5,415	456
State and municipal securities
Less than 12 months	620	11	524	3
12 months or longer	36	2	35	2
Total	656	13	559	5
FFELP student loan ABS
Less than 12 months	24	—	56	1
12 months or longer	484	8	616	17
Total	508	8	672	18
Total AFS securities in an unrealized loss position
Less than 12 months	22,717	42	19,172	69
12 months or longer	49,653	2,942	57,983	4,041
Total	$72,370	$2,984	$77,155	$4,110
For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2 in the 2023 Form 10-K and the Firm expects to recover the amortized cost basis of these securities. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of September 30, 2024 and December 31, 2023, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at September 30, 2024 and December 31, 2023 reflect an ACL of $54 million and $44 million, respectively, predominantly related to Non-agency CMBS. See Note 2 in the 2023 Form 10-K for a description of the ACL methodology used for HTM Securities.
As of September 30, 2024 and December 31, 2023, 98% of the Firm’s portfolio of HTM securities were investment grade U.S. agency securities, U.S. Treasury securities and Agency CMBS which were on accrual status and for which there is an underlying assumption of zero credit losses. Non-investment grade HTM securities primarily consisted of certain Non-agency CMBS securities, for which the expected credit losses were insignificant and were predominantly on accrual status at September 30, 2024 and December 31, 2023.

September 2024 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.
Investment Securities by Contractual Maturity

	At September 30, 2024
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$18,132	$17,928	2.0%
After 1 year through 5 years	44,001	43,834	3.5%
After 5 years through 10 years	6,236	6,224	4.1%
Total	68,369	67,986
U.S. agency securities:
Due within 1 year	10	10	0.7%
After 1 year through 5 years	277	268	1.6%
After 5 years through 10 years	448	420	1.8%
After 10 years	23,492	21,437	3.7%
Total	24,227	22,135
Agency CMBS:
After 1 year through 5 years	3,874	3,740	1.9%
After 5 years through 10 years	832	797	1.7%
After 10 years	1,122	926	1.4%
Total	5,828	5,463
State and municipal securities:
Due within 1 year	861	861	5.1%
After 1 year through 5 years	305	304	4.6%
After 5 years through 10 years	95	94	4.7%
After 10 Years	359	352	4.0%
Total	1,620	1,611
FFELP student loan ABS:
Due within 1 year	12	12	5.8%
After 1 year through 5 years	116	113	6.1%
After 5 years through 10 years	25	24	5.9%
After 10 years	488	484	6.3%
Total	641	633
Total AFS securities	$100,685	$97,828	3.2%

	At September 30, 2024
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	$4,596	$4,524	1.4%
After 1 year through 5 years	11,514	11,177	2.2%
After 5 years through 10 years	503	431	1.1%
After 10 years	1,556	1,160	2.3%
Total	18,169	17,292
U.S. agency securities:
After 1 year through 5 years	4	4	1.8%
After 5 years through 10 years	243	232	2.1%
After 10 years	41,820	34,921	2.1%
Total	42,067	35,157
Agency CMBS:
Due within 1 year	320	314	1.9%
After 1 year through 5 years	695	655	1.2%
After 5 years through 10 years	125	109	1.5%
After 10 years	105	86	1.5%
Total	1,245	1,164
Non-agency CMBS:
Due within 1 year	130	108	3.9%
After 1 year through 5 years	476	464	5.0%
After 5 years through 10 years	607	548	3.7%
After 10 years	162	161	5.5%
Total	1,375	1,281
Total HTM securities	$62,856	$54,894	2.1%
Total investment securities	$163,541	$152,722	2.8%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At September 30, 2024, the annualized average yield, including the interest rate swap accrual of related hedges, was 2.7% for AFS securities contractually maturing within 1 year and 3.9% for all AFS securities.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Gross realized gains	$—	$15	$50	$66
Gross realized (losses)	—	(1)	—	(21)
Total[1]	$—	$14	$50	$45
1.Realized gains and losses are recognized in Other revenues in the income statement.

57	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At September 30, 2024
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$356,962	$(219,610)	$137,352	$(135,517)	$1,835
Securities borrowed	169,645	(37,233)	132,412	(125,108)	7,304
Liabilities
Securities sold under agreements to repurchase	$277,939	$(219,610)	$58,329	$(53,937)	$4,392
Securities loaned	54,688	(37,233)	17,455	(17,436)	19
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,751
Securities borrowed					2,877
Securities sold under agreements to repurchase					2,865
Securities loaned					1

	At December 31, 2023
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$300,242	$(189,502)	$110,740	$(108,893)	$1,847
Securities borrowed	142,453	(21,362)	121,091	(115,969)	5,122
Liabilities
Securities sold under agreements to repurchase	$252,153	$(189,502)	$62,651	$(58,357)	$4,294
Securities loaned	36,419	(21,362)	15,057	(15,046)	11
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,741
Securities borrowed					607
Securities sold under agreements to repurchase					3,014
Securities loaned					2
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
Gross Secured Financing Balances by Remaining Contractual Maturity

	At September 30, 2024
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$125,805	$92,731	$26,800	$32,603	$277,939
Securities loaned	38,592	—	348	15,748	54,688
Total included in the offsetting disclosure	$164,397	$92,731	$27,148	$48,351	$332,627
Trading liabilities— Obligation to return securities received as collateral	12,702	—	—	—	12,702
Total	$177,099	$92,731	$27,148	$48,351	$345,329

	At December 31, 2023
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$80,376	$114,826	$25,510	$31,441	$252,153
Securities loaned	21,508	1,345	709	12,857	36,419
Total included in the offsetting disclosure	$101,884	$116,171	$26,219	$44,298	$288,572
Trading liabilities— Obligation to return securities received as collateral	13,528	—	—	—	13,528
Total	$115,412	$116,171	$26,219	$44,298	$302,100
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At September 30, 2024	At December 31, 2023
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$88,009	$98,377
Other sovereign government obligations	163,345	122,342
Corporate equities	12,951	18,144
Other	13,634	13,290
Total	$277,939	$252,153
Securities loaned
Other sovereign government obligations	$1,261	$1,379
Corporate equities	52,311	34,434
Other	1,116	606
Total	$54,688	$36,419
Total included in the offsetting disclosure	$332,627	$288,572
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$12,685	$13,502
Other	17	26
Total	$12,702	$13,528
Total	$345,329	$302,100
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At September 30, 2024	At December 31, 2023
Trading assets	$37,782	$37,522
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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At September 30, 2024	At December 31, 2023
Collateral received with right to sell or repledge	$884,657	$735,830
Collateral that was sold or repledged[1]	685,820	553,386
1.Does not include securities used to meet federal regulations for the Firm’s U.S. broker-dealers.

September 2024 Form 10-Q	58

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
Securities Segregated for Regulatory Purposes

$ in millions	At September 30, 2024	At December 31, 2023
Segregated securities[1]	$24,687	$20,670
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Customer Margin and Other Lending

$ in millions	At September 30, 2024	At December 31, 2023
Margin and other lending	$53,092	$45,644
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
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 12. Additionally, for certain secured financing transactions that meet applicable netting criteria, the Firm offset Other secured financing liabilities against financing receivables recorded within Trading assets in the amount of $1,074 million at September 30, 2024 and $3,472 million at December 31, 2023.
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At September 30, 2024
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,304	$9,094	$15,398
Secured lending facilities	45,728	3,612	49,340
Commercial real estate	8,688	154	8,842
Residential real estate	65,001	1	65,002
Securities-based lending and Other	93,395	1	93,396
Total loans	219,116	12,862	231,978
ACL	(1,104)		(1,104)
Total loans, net	$218,012	$12,862	$230,874
Loans to non-U.S. borrowers, net	$23,319	$4,037	$27,356

	At December 31, 2023
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,758	$11,862	$18,620
Secured lending facilities	39,498	3,161	42,659
Commercial real estate	8,678	209	8,887
Residential real estate	60,375	22	60,397
Securities-based lending and Other	89,245	1	89,246
Total loans	204,554	15,255	219,809
ACL	(1,169)		(1,169)
Total loans, net	$203,385	$15,255	$218,640
Loans to non-U.S. borrowers, net	$21,152	$5,043	$26,195
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 9 to the financial statements in the 2023 Form 10-K.
Loans by Interest Rate Type

	At September 30, 2024		At December 31, 2023
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$—	$15,397	$—	$18,620
Secured lending facilities	—	49,341	—	42,659
Commercial real estate	141	8,700	141	8,746
Residential real estate	30,492	34,510	28,934	31,464
Securities-based lending and Other	24,764	68,633	23,922	65,323
Total loans, before ACL	$55,397	$176,581	$52,997	$166,812
See Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.

59	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Loans Held for Investment before Allowance by Credit Quality and Origination Year

	At September 30, 2024			At December 31, 2023
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$2,083	$3,953	$6,036	$2,350	$3,863	$6,213
2024	53	12	65
2023	—	50	50	—	88	88
2022	—	28	28	—	166	166
2021	15	75	90	15	89	104
2020	9	26	35	29	25	54
Prior	—	—	—	—	133	133
Total	$2,160	$4,144	$6,304	$2,394	$4,364	$6,758

	At September 30, 2024			At December 31, 2023
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$10,512	$25,384	$35,896	$9,494	$22,240	$31,734
2024	818	2,474	3,292
2023	1,423	1,333	2,756	1,535	1,459	2,994
2022	286	2,243	2,529	392	2,390	2,782
2021	—	285	285	—	365	365
2020	—	—	—	—	80	80
Prior	100	870	970	356	1,187	1,543
Total	$13,139	$32,589	$45,728	$11,777	$27,721	$39,498

	At September 30, 2024			At December 31, 2023
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$—	$176	$176	$—	$170	$170
2024	112	1,699	1,811
2023	409	810	1,219	261	1,067	1,328
2022	245	1,855	2,100	284	1,900	2,184
2021	145	1,743	1,888	370	1,494	1,864
2020	—	430	430	—	756	756
Prior	—	1,064	1,064	195	2,181	2,376
Total	$911	$7,777	$8,688	$1,110	$7,568	$8,678

	At September 30, 2024
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$126	$38	$5	$169	$—	$169
2024	6,403	1,151	117	6,935	736	7,671
2023	6,946	1,449	210	7,703	902	8,605
2022	10,444	2,346	375	12,125	1,040	13,165
2021	10,646	2,274	233	12,253	900	13,153
2020	6,591	1,363	99	7,640	413	8,053
Prior	10,848	2,932	405	13,161	1,024	14,185
Total	$52,004	$11,553	$1,444	$59,986	$5,015	$65,001

	At December 31, 2023
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$108	$33	$8	$149	$—	$149
2023	7,390	1,517	230	8,168	969	9,137
2022	10,927	2,424	389	12,650	1,090	13,740
2021	11,075	2,376	239	12,763	927	13,690
2020	6,916	1,430	104	8,017	433	8,450
Prior	11,642	3,131	436	14,106	1,103	15,209
Total	$48,058	$10,911	$1,406	$55,853	$4,522	$60,375

	At September 30, 2024
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$73,585	$6,672	$1,605	$81,862
2024	1,003	562	361	1,926
2023	962	434	656	2,052
2022	642	463	1,114	2,219
2021	100	103	483	686
2020	39	239	481	759
Prior	231	1,214	2,446	3,891
Total	$76,562	$9,687	$7,146	$93,395

	At December 31, 2023
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$71,474	$5,230	$1,362	$78,066
2023	1,612	627	346	2,585
2022	1,128	816	804	2,748
2021	165	330	377	872
2020	—	435	414	849
Prior	215	2,096	1,814	4,125
Total	$74,594	$9,534	$5,117	$89,245
IG—Investment Grade
NIG—Non-investment Grade
1. Securities-based loans are subject to collateral maintenance provisions, and at September 30, 2024 and December 31, 2023, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2023 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment, which typically consist of bespoke lending arrangements provided to ultra-high worth net clients. These facilities are generally secured by eligible collateral.
Past Due Loans Held for Investment before Allowance1

$ in millions	At September 30, 2024	At December 31, 2023
Corporate	$—	$47
Commercial real estate	182	185
Residential real estate	147	160
Securities-based lending and Other	87	1
Total	$416	$393
1.As of September 30, 2024, the majority of the amounts are 90 days or more past due. As of December 31, 2023, the majority of the amounts are past due for a period of less than 90 days.
Nonaccrual Loans Held for Investment before Allowance1

$ in millions	At September 30, 2024	At December 31, 2023
Corporate	$75	$95
Secured lending facilities	6	87
Commercial real estate	469	426
Residential real estate	119	95
Securities-based lending and Other	267	174
Total	$936	$877
Nonaccrual loans without an ACL	$200	$86
1.There were no loans held for investment that were 90 days or more past due and still accruing as of September 30, 2024 and December 31, 2023. For further information on the Firm’s nonaccrual policy, see Note 2 to the financial statements in the 2023 Form 10-K.
See Note 2 to the financial statements in the 2023 Form 10-K for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans.

September 2024 Form 10-Q	60

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
Modified Loans Held for Investment
Period-end loans held for investment modified during the following periods1

	Three Months Ended September 30,
	2024		2023
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$30	0.5%	$82	1.1%
Commercial real estate	56	0.6%	198	2.4%
Securities-based lending and Other	21	—%	105	0.1%
Total Modifications	$107	—%	$385	0.2%

	Nine Months Ended September 30,
	2024		2023
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$136	2.2%	$114	1.6%
Commercial real estate	136	1.6%	219	2.6%
Residential real estate	—	—%	1	—%
Securities-based lending and Other	149	0.2%	129	0.1%
Total	$421	0.2%	$463	0.3%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Commercial real estate	$—	—%	$40	0.5%
Residential real estate	1	—%	—	—%
Total	$1	—%	$40	0.5%
Total Modifications	$422	0.2%	$503	0.3%

1.Lending commitments to borrowers for which the Firm has modified terms of the receivable, during the three months ended September 30, 2024 and 2023, were $212 million and $424 million, as of September 30, 2024 and September 30, 2023, respectively. Lending commitments to borrowers for which the Firm has modified terms of the receivable, during the nine months ended September 30, 2024 and 2023, were $676 million and $877 million, as of September 30, 2024 and September 30, 2023, respectively.
2.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.

Financial Effect of Modifications on Loans Held for Investment

	Three Months Ended September 30, 2024[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	11	0	$—	—%
Commercial real estate	27	0	—	—%
Securities-based lending and Other	12	0	—	—%

	Three Months Ended September 30, 2023[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	23	0	$—	—%
Commercial real estate	3	0	—	—%
Securities-based lending and Other	4	0	—	—%

	Nine Months Ended September 30, 2024[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	23	0	$—	—%
Commercial real estate	14	0	—	—%
Securities-based lending and Other	21	0	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Residential real estate	120	0	$—	1%

	Nine Months Ended September 30, 2023[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	21	0	$—	—%
Commercial real estate	3	0	—	—%
Residential real estate	4	0	—	—%
Securities-based lending and Other	8	0	—	—%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Commercial real estate	7	6	$—	—%
1.In instances where more than one loan was modified, modification impact is presented on a weighted-average basis.
Past Due Loans Held for Investment Modified in the Last 12 months

	At September 30, 2024
$ in millions	30-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$—	$67	$67
Securities-based lending and Other loans	42	—	42
Total	$42	$67	$109

61	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At September 30, 2023
$ in millions	30-89 Days Past Due	90+ days Past Due	Total
Commercial real estate	$21	$—	$21
Residential real estate	—	1	1
Total	$21	$1	$22
At September 30, 2024, there was one commercial real estate loan held for investment with an amortized cost of $67 million that defaulted during the nine months ended September 30, 2024 that had been modified in the 12 month period prior to default. There were no loans held for investment that defaulted during the nine months ended September 30, 2023, that had been modified in the 12 month period prior.
Provision for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Loans	$18	$123	$81	$462
Lending commitments	61	11	68	67
Allowance for Credit Losses Rollforward and Allocation—Loans and Lending Commitments

	Nine Months Ended September 30, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$241	$153	$463	$100	$212	$1,169
Gross charge-offs	(39)	(11)	(103)	—	(2)	(155)
Recoveries	—	—	4	—	3	7
Net (charge-offs) recoveries	(39)	(11)	(99)	—	1	(148)
Provision (release)	24	(12)	44	(10)	35	81
Other	1	—	3	—	(2)	2
Ending balance	$227	$130	$411	$90	$246	$1,104
Percent of loans to total loans[1]	3%	21%	4%	30%	42%	100%
ACL—Lending commitments
Beginning balance	$431	$70	$26	$4	$20	$551
Provision (release)	41	19	9	—	(1)	68
Other	(1)	1	—	—	—	—
Ending balance	$471	$90	$35	$4	$19	$619
Total ending balance	$698	$220	$446	$94	$265	$1,723

	Nine Months Ended September 30, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$235	$153	$275	$87	$89	$839
Gross charge-offs	(30)	—	(108)	—	(3)	(141)
Recoveries	—	—	—	1	—	1
Net (charge-offs) recoveries	(30)	—	(108)	1	(3)	(140)
Provision (release)	44	2	261	22	133	462
Other	(1)	(1)	(2)	—	—	(4)
Ending balance	$248	$154	$426	$110	$219	$1,157
Percent of loans to total loans[1]	4%	19%	4%	28%	45%	100%
ACL—Lending commitments
Beginning balance	$411	$51	$15	$4	$23	$504
Provision (release)	29	24	12	—	2	67
Other	(1)	—	(1)	—	—	(2)
Ending balance	$439	$75	$26	$4	$25	$569
Total ending balance	$687	$229	$452	$114	$244	$1,726
CRE—Commercial real estate
SBL—Securities-based lending
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
The allowance for credit losses for loans and lending commitments was relatively unchanged for the nine months ended September 30, 2024, reflecting provisions for certain specific commercial real estate and corporate loans and growth across certain loan portfolios, offset by charge-offs and improvements in the macroeconomic outlook. The base scenario used in our ACL models as of September 30, 2024 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes modest economic growth in 2024, followed by a gradual improvement in 2025 as well as lower interest rates relative to the prior quarter forecast. The ACL calculation incorporates key macroeconomic variables, including U.S. real GDP growth rate. The significance of key macroeconomic variables on the ACL calculation varies depending on portfolio composition and economic conditions. Other key macroeconomic variables used in the ACL calculation include corporate credit spreads, interest rates and commercial real estate indices. For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 9 to the financial statements in the 2023 Form 10-K.
Gross Charge-offs by Origination Year

	Three Months Ended September 30, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(39)	$—	$—	$—	$—	$(39)
2022	—	—	(18)	—	—	(18)
Prior	—	—	(44)	—	—	(44)
Total	$(39)	$—	$(62)	$—	$—	$(101)

September 2024 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
2020	—	—	—	—	(1)	(1)
2019	—	—	(39)	—	—	(39)
Total	$—	$—	$(39)	$—	$(1)	$(40)

	Nine Months Ended September 30, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(39)	$—	$—	$—	$—	$(39)
2022	—	—	(18)	—	—	(18)
2021	—	—	—	—	(2)	(2)
2020	—	(11)	—	—	—	(11)
Prior	—	—	(85)	—	—	(85)
Total	$(39)	$(11)	$(103)	$—	$(2)	$(155)

	Nine Months Ended September 30, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(30)	$—	$—	$—	$—	$(30)
2020	—	—	—	—	(2)	(2)
2019	—	—	(68)	—	(1)	(69)
Prior	—	—	(40)	—	—	(40)
Total	$(30)	$—	$(108)	$—	$(3)	$(141)
Selected Credit Ratios

	At September 30, 2024	At December 31, 2023
ACL for loans to total HFI loans	0.5%	0.6%
Nonaccrual HFI loans to total HFI loans	0.4%	0.4%
ACL for loans to nonaccrual HFI loans	117.9%	133.3%
Employee Loans

$ in millions	At September 30, 2024	At December 31, 2023
Currently employed by the Firm[1]	$4,182	$4,257
No longer employed by the Firm[2]	86	92
Employee loans	$4,268	$4,349
ACL	(109)	(121)
Employee loans, net of ACL	$4,159	$4,228
Remaining repayment term, weighted average in years	5.7	5.8
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

10. Other Assets
Equity Method Investments

$ in millions	At September 30, 2024	At December 31, 2023
Investments	$2,202	$1,915

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Income (loss)	$75	$19	$185	$105
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
Japanese Securities Joint Venture

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Income (loss) from investment in MUMSS	$52	$10	$128	$102
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
Tax Equity Investments under the Proportional Amortization Method

$ in millions	At September 30, 2024	At December 31, 2023
Low-income housing[1]	$1,790	$1,699
Renewable energy and other[2]	29	—
Total[3]	$1,819	$1,699
1.Amounts include unfunded equity contributions of $620 million and $661 million as of September 30, 2024 and December 31, 2023, respectively. The corresponding liabilities for the commitments to fund these equity contributions are recorded in Other liabilities and accrued expenses. The majority of these commitments are expected to be funded within 5 years.
2.Prior to adoption of the Investments - Tax Credit Structures accounting update on January 1, 2024, Renewable energy and other investments were accounted for under the equity method.
3.At September 30, 2024, this amount excludes $48 million of tax equity investments within programs for which the Firm elected the proportional amortization method that do not meet the conditions to apply the proportional amortization method, which are accounted for as equity method investments.

63	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Income tax credits and other income tax benefits recognized as well as proportional amortization are included in the Provision for income taxes line in the consolidated income statement and in the Depreciation and amortization line in the consolidated cash flow statement.
Net Benefits Attributable to Tax Equity Investments under the Proportional Amortization Method

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Income tax credits and other income tax benefits	$74	$60	$227	$184
Proportional amortization	(59)	(49)	(177)	(148)
Net benefits	$15	$11	$50	$36
11. Deposits
Deposits

$ in millions	At September 30, 2024	At December 31, 2023
Savings and demand deposits	$285,849	$288,252
Time deposits	77,873	63,552
Total	$363,722	$351,804
Deposits subject to FDIC insurance	$290,565	$276,598
Deposits not subject to FDIC insurance	$73,157	$75,206
Time Deposit Maturities

$ in millions	At September 30, 2024
2024	$10,698
2025	32,435
2026	15,553
2027	9,143
2028	5,830
Thereafter	4,214
Total	$77,873
12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At September 30, 2024	At December 31, 2023
Original maturities of one year or less	$6,957	$3,188
Original maturities greater than one year
Senior	$277,087	$248,174
Subordinated	14,136	12,370
Total greater than one year	$291,223	$260,544
Total	$298,180	$263,732
Weighted average stated maturity, in years[1]	6.5	6.6
1.Only includes borrowings with original maturities greater than one year.
Other Secured Financings

$ in millions	At September 30, 2024	At December 31, 2023
Original maturities:
One year or less	$13,857	$5,732
Greater than one year	4,286	6,923
Total	$18,143	$12,655
Transfers of assets accounted for as secured financings	$9,419	$5,848
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
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at September 30, 2024
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$17,694	$41,246	$63,961	$4,243	$127,144
Secured lending facilities	6,642	7,054	5,207	3,445	22,348
Commercial and Residential real estate	262	476	123	390	1,251
Securities-based lending and Other	16,532	2,086	485	455	19,558
Forward-starting secured financing receivables[1]	140,981	1,041	—	—	142,022
Central counterparty	300	—	—	17,406	17,706
Underwriting	775	—	—	—	775
Investment activities	1,752	90	88	461	2,391
Letters of credit and other financial guarantees	29	16	—	7	52
Total	$184,967	$52,009	$69,864	$26,407	$333,247
Lending commitments participated to third parties					$9,967
1.These amounts primarily include secured financing receivables yet to settle as of September 30, 2024, with settlement generally occurring within three business days. These amounts also include commitments to enter into certain collateralized financing transactions.
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 14 to the financial statements in the 2023 Form 10-K.

September 2024 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)
Guarantees

	At September 30, 2024
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,383,450	$786,666	$178,523	$488,219	$(28,344)
Standby letters of credit and other financial guarantees issued[2,3]	1,749	1,002	1,097	2,692	9
Liquidity facilities	2,347	—	—	—	2
Whole loan sales guarantees	9	78	—	23,071	—
Securitization representations and warranties[4]	—	—	—	85,252	—
General partner guarantees	171	32	133	30	(95)
Client clearing guarantees	290	—	—	—	—
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
3.As of September 30, 2024, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $58 million.
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
Contingencies
Legal
In addition to the matters described below, in the normal course of business, the Firm has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the third-party entities that are, or would otherwise be, the primary defendants in such cases are bankrupt, in financial distress, or may not honor applicable indemnification obligations. These actions have included, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our wealth management businesses, sales and trading businesses, and our activities in the capital markets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Legal expenses	$24	$18	$10	$214

65	September 2024 Form 10-Q

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

In August of 2017, the Firm was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. On May 20, 2023, the Firm reached an agreement in principle to settle the litigation. On September 11, 2024, the court granted final approval of the settlement.

September 2024 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)

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
European Matters
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts the prior set-off by the Firm of approximately €124 million (approximately $138 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2012. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and to keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority's appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On January 19, 2024, the Dutch High Court granted the Firm’s appeal in matters re-styled Case number 20/01884 and referred the case to the Court of Appeal in The Hague.
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
Danish Underwriting Matter

On October 5, 2017, various institutional investors filed a claim against the Firm and another bank in a matter now styled Case number B-803-18 (previously BS 99-6998/2017), in the City Court of Copenhagen, Denmark concerning their roles as underwriters of the initial public offering (“IPO”) in March 2014 of the Danish company OW Bunker A/S. The claim seeks damages of approximately DKK529 million (approximately $79 million) plus interest in respect of alleged losses arising from investing in shares in OW Bunker, which entered into bankruptcy in November 2014. Separately, on November 29, 2017, another group of institutional investors joined the Firm and another bank as defendants to pending proceedings in the High Court of Eastern Denmark against various other parties involved in the IPO in a matter styled Case number B-2073-16. The claim brought against the Firm and the other bank has been given its own Case number B-2564-17. The investors claim damages of approximately DKK767 million (approximately $115 million) plus interest from the Firm and the other bank on a joint and several basis with the defendants to these proceedings. Both claims are based on alleged prospectus liability; the second claim also alleges professional liability of banks acting as financial intermediaries. On June 8, 2018, the City Court of Copenhagen, Denmark ordered that the matters now styled Case number B-803-18, Case number B-2073-16, and Case number B-2564-17 (“the Cases”) be heard together before the High Court of Eastern Denmark. On July 1, 2024, defendants reached a conditional settlement agreement with the plaintiffs in the Cases. A conditional settlement agreement was reached in an additional related claim to which the Firm is not a party but which formed part of the complex of cases proceeding before the High Court of Eastern Denmark in connection with the bankruptcy of OW Bunker (Case number B-407-17). The conditional settlement agreements were conditioned upon approval of the settlement of Case number B-407-17 by the 14th Division of the Danish Court of Appeal Eastern Division. Approval was granted on August 26, 2024, and the settlement agreements are now final.
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

67	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
et al., alleging, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 28, 2023, the defendants filed a joint motion to dismiss the complaint. On September 16, 2024, the joint motion to dismiss was granted, and the complaint was dismissed without prejudice. On October 15, 2024, the Firm reached an agreement in principle to settle the U.S. litigation.
Other

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”) a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Firm, of two March 2021 Viacom offerings: a $1.7 billion Viacom Class B Common Stock offering and a $1 billion offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including the Firm, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents contained material misrepresentations and did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Firm, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Firm and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Firm and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate
Division denied the plaintiff’s and the Firm’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal of the court’s grant of class certification.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Firm and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Firm’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Firm or sold to the plaintiff by the Firm was approximately $116 million. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Firm’s motion to dismiss the complaint. On July 15, 2022, the Firm filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Firm’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Firm’s favor. The plaintiff has filed notices of appeal.

The Firm has been named in three putative class actions regarding cash sweep programs for retail clients. On February 1, 2024, E*TRADE Securities LLC (“E*TRADE Securities”) and Morgan Stanley Smith Barney LLC (“MSSB”) were named in Burmin, et al. v. E*TRADE Securities LLC, et al., filed in the United States District Court for the District of New Jersey, alleging that, from February 2018 to present, E*TRADE Securities (and post-merger MSSB) breached customer agreements by failing to pay a reasonable rate of interest to Individual Retirement Account holders on cash balances swept to the affiliate bank deposit program. A motion to dismiss is pending. On June 14, 2024, MSSB and other Firm entities were named in Estate of Sherlip, et al. v. Morgan Stanley, et al. (“Sherlip”) and, on October 11, 2024, were named in Safron Capital Corp., et al. v. Morgan Stanley, et al. (“Safron”). On October 9, 2024, plaintiffs in Sherlip

September 2024 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)
amended their complaint. Sherlip and Safron were filed in the United States District Court for the SDNY, alleging that the defendants failed to pay a reasonable rate of interest to account holders on cash balances swept to the affiliate bank deposit program. Plaintiffs in both cases allege violations of statutory, contractual and common law duties as well as unjust enrichment. The plaintiff in Safron also alleges violation of Section 349 of New York's General Business law and civil violation of the federal Racketeer Influenced and Corrupt Organizations Act. Together, the complaints seek, among other relief, certification of a class of plaintiffs, unspecified compensatory damages, equitable and injunctive relief and treble damages.

The Firm has been engaged with and is responding to requests for information from the Enforcement Division of the SEC regarding advisory account cash balances swept to the affiliate bank deposit program and compliance with the Investment Advisers Act of 1940, and from a state securities regulator regarding brokerage account cash balances swept to the affiliate bank deposit program.
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At September 30, 2024		At December 31, 2023
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$759	$265	$597	$256
Investment vehicles[2]	775	573	753	502
MTOB	681	630	582	520
Other	292	98	378	97
Total	$2,507	$1,566	$2,310	$1,375
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
2.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At September 30, 2024	At December 31, 2023
Assets
Cash and cash equivalents	$105	$164
Trading assets at fair value	2,061	1,557
Investment securities	287	492
Securities purchased under agreements to resell	33	67
Customer and other receivables	19	26
Other assets	2	4
Total	$2,507	$2,310
Liabilities
Other secured financings	$1,382	$1,222
Other liabilities and accrued expenses	119	121
Borrowings	65	32
Total	$1,566	$1,375
Noncontrolling interests	$52	$54
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
Non-consolidated VIEs

	At September 30, 2024
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$169,011	$5,193	$3,529	$3,942	$75,964
Maximum exposure to loss[3]
Debt and equity interests	$26,255	$307	$—	$2,441	$10,822
Derivative and other contracts	—	—	2,347	—	4,899
Commitments, guarantees and other	6,784	—	—	—	173
Total	$33,039	$307	$2,347	$2,441	$15,894
Carrying value of variable interests—Assets
Debt and equity interests	$26,255	$307	$—	$1,952	$10,791
Derivative and other contracts	—	—	5	—	1,524
Total	$26,255	$307	$5	$1,952	$12,315
Additional VIE assets owned[4]					$15,894
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$3	$—	$448
Total	$—	$—	$3	$—	$448

	At December 31, 2023
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$144,906	$1,526	$3,152	$3,102	$50,052
Maximum exposure to loss[3]
Debt and equity interests	$21,203	$52	$—	$2,049	$9,076
Derivative and other contracts	—	—	2,092	—	4,452
Commitments, guarantees and other	3,439	—	—	—	55
Total	$24,642	$52	$2,092	$2,049	$13,583
Carrying value of variable interests–Assets
Debt and equity interests	$21,203	$52	$—	$1,682	$9,075
Derivative and other contracts	—	—	2	—	1,330
Total	$21,203	$52	$2	$1,682	$10,405
Additional VIE assets owned[4]					$15,002
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$3	$—	$452
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

69	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At September 30, 2024		At December 31, 2023
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$18,547	$2,984	$17,346	$3,355
Commercial mortgages	77,915	8,937	74,590	8,342
U.S. agency collateralized mortgage obligations	42,255	6,371	42,917	6,675
Other consumer or commercial loans	30,294	7,963	10,053	2,831
Total	$169,011	$26,255	$144,906	$21,203
Transferred Assets with Continuing Involvement

	At September 30, 2024
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$5,968	$75,286	$19,432	$13,153
Retained interests
Investment grade	$184	$542	$945	$—
Non-investment grade	134	898	—	55
Total	$318	$1,440	$945	$55
Interests purchased in the secondary market[3]
Investment grade	$81	$17	$74	$—
Non-investment grade	6	21	—	—
Total	$87	$38	$74	$—
Derivative assets	$—	$—	$—	$1,326
Derivative liabilities	—	—	—	374

	At December 31, 2023
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$4,333	$73,818	$12,083	$12,438
Retained interests
Investment grade	$149	$653	$460	$—
Non-investment grade	83	788	—	69
Total	$232	$1,441	$460	$69
Interests purchased in the secondary market[3]
Investment grade	$20	$22	$42	$—
Non-investment grade	—	16	—	—
Total	$20	$38	$42	$—
Derivative assets	$—	$—	$—	$1,073
Derivative liabilities	—	—	—	426

	Fair Value At September 30, 2024
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,053	$—	$1,053
Non-investment grade	11	73	84
Total	$1,064	$73	$1,137
Interests purchased in the secondary market[3]
Investment grade	$169	$3	$172
Non-investment grade	17	10	27
Total	$186	$13	$199
Derivative assets	$1,326	$—	$1,326
Derivative liabilities	374	—	374

	Fair Value at December 31, 2023
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$576	$—	$576
Non-investment grade	10	56	66
Total	$586	$56	$642
Interests purchased in the secondary market[3]
Investment grade	$77	$7	$84
Non-investment grade	12	4	16
Total	$89	$11	$100
Derivative assets	$1,073	$—	$1,073
Derivative liabilities	426	—	426
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

September 2024 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)
permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the following Assets Sold with Retained Exposure table.
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
New transactions[1]	$7,562	$9,132	$24,160	$15,257
Retained interests	850	115	5,041	2,767
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).
Assets Sold with Retained Exposure

$ in millions	At September 30, 2024	At December 31, 2023
Gross cash proceeds from sale of assets[1]	$79,720	$60,766
Fair value
Assets sold	$81,720	$62,221
Derivative assets recognized in the balance sheet	2,194	1,546
Derivative liabilities recognized in the balance sheet	194	93
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
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At September 30, 2024 and December 31, 2023, the differences between the actual and required ratios were lower under the Standardized Approach.
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

	At September 30, 2024 and December 31, 2023
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
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At September 30, 2024 and December 31, 2023
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	12.9%	10.0%
Tier 1 capital ratio	6.0%	14.4%	11.5%
Total capital ratio	8.0%	16.4%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.

71	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
The Firm’s Regulatory Capital and Capital Ratios
Risk-based capital

	Standardized
$ in millions	At September 30, 2024	At December 31, 2023
Risk-based capital
CET1 capital	$73,906	$69,448
Tier 1 capital	83,744	78,183
Total capital	95,301	88,874
Total RWA	490,293	456,053
Risk-based capital ratio
CET1 capital	15.1%	15.2%
Tier 1 capital	17.1%	17.1%
Total capital	19.4%	19.5%
Required ratio[1]
CET1 capital	12.9%	12.9%
Tier 1 capital	14.4%	14.4%
Total capital	16.4%	16.4%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At September 30, 2024	At December 31, 2023
Leveraged-based capital
Adjusted average assets[1]	$1,218,361	$1,159,626
Supplementary leverage exposure[2]	1,517,290	1,429,552
Leveraged-based capital ratio
Tier 1 leverage	6.9%	6.7%
SLR	5.5%	5.5%
Required ratio[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
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
At September 30, 2024 and December 31, 2023, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. Beginning on January 1, 2020, MSBNA and MSPBNA elected to defer the effect of the adoption of CECL on risk-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022 and are phased-in at 75% from January 1, 2024. The deferral impacts will become fully phased-in beginning on January 1, 2025.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At September 30, 2024		At December 31, 2023
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$24,752	23.0%	$21,925	21.7%
Tier 1 capital	8.0%	8.5%	24,752	23.0%	21,925	21.7%
Total capital	10.0%	10.5%	25,607	23.8%	22,833	22.6%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$24,752	11.3%	$21,925	10.6%
SLR	6.0%	3.0%	24,752	8.6%	21,925	8.2%
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At September 30, 2024		At December 31, 2023
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$17,177	27.3%	$15,388	25.8%
Tier 1 capital	8.0%	8.5%	17,177	27.3%	15,388	25.8%
Total capital	10.0%	10.5%	17,496	27.8%	15,675	26.3%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$17,177	8.3%	$15,388	7.5%
SLR	6.0%	3.0%	17,177	8.0%	15,388	7.2%
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
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At September 30, 2024	At December 31, 2023
Net capital	$17,160	$18,121
Excess net capital	12,342	13,676
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC,

September 2024 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)
respectively, and is registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At September 30, 2024 and December 31, 2023, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
Certain other subsidiaries are also subject to various regulatory capital requirements. Such subsidiaries include the following, each of which operated with capital in excess of their respective regulatory capital requirements as of September 30, 2024 and December 31, 2023, as applicable:
•MSSB,
•MSIP,
•MSESE,
•MSMS,
•MSCS, and
•MSCG
See Note 16 to the financial statements in the 2023 Form 10-K for further information.
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At September 30, 2024	Liquidation Preference per Share	At September 30, 2024	At December 31, 2023
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	1,000
Q	40,000	25,000	1,000	—
Total			$9,750	$8,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
For a description of Series A through Series P preferred stock, see Note 17 to the financial statements in the 2023 Form 10-
K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
Share Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Repurchases of common stock under the Firm’s Share Repurchase Authorization	$750	$1,500	$2,500	$4,000
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
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2024	2023	2024	2023
Weighted average common shares outstanding, basic	1,588	1,624	1,594	1,635
Effect of dilutive RSUs and PSUs	21	19	18	18
Weighted average common shares outstanding and common stock equivalents, diluted	1,609	1,643	1,612	1,653
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	—	—	—	3

73	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Dividends

$ in millions, except per share data	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$400	$17	$396	$17
C	25	13	25	13
E	455	16	445	15
F	439	15	430	15
I	398	16	398	16
K	366	15	366	15
L	305	6	305	6
M2	30	12	29	12
N3	2,215	6	2,226	7
O	266	13	266	14
P	406	17	406	16
Q	345	14	—	—
Total Preferred stock		$160		$146
Common stock	$0.925	$1,492	$0.850	$1,404

$ in millions, except per share data	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$1,190	$52	$1,116	$49
C	75	39	75	39
E	1,351	47	1,336	46
F	1,308	44	1,289	44
I	1,195	48	1,195	48
K	1,097	44	1,097	44
L	914	18	914	18
M2	59	24	59	24
N3	6,726	20	6,928	21
O	797	41	797	41
P	1,219	49	1,219	49
Q	345	14	—	—
Total Preferred stock		$440		$423
Common stock	$2.625	$4,259	$2.400	$4,001
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.
3. Series N was payable semiannually until March 15, 2023 and thereafter is payable quarterly.
Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
June 30, 2024	$(1,355)	$(2,917)	$(582)	$(1,894)	$(12)	$(6,760)
OCI during the period	184	723	3	(170)	34	774
September 30, 2024	$(1,171)	$(2,194)	$(579)	$(2,064)	$22	$(5,986)
June 30, 2023	$(1,199)	$(3,701)	$(510)	$(873)	$(17)	$(6,300)
OCI during the period	(120)	(366)	(1)	(412)	(3)	(902)
September 30, 2023	$(1,319)	$(4,067)	$(511)	$(1,285)	$(20)	$(7,202)
December 31, 2023	$(1,153)	$(3,094)	$(595)	$(1,595)	$16	$(6,421)
OCI during the period	(18)	900	16	(469)	6	435
September 30, 2024	$(1,171)	$(2,194)	$(579)	$(2,064)	$22	$(5,986)
December 31, 2022	$(1,204)	$(4,192)	$(508)	$(345)	$(4)	$(6,253)
OCI during the period	(115)	125	(3)	(940)	(16)	(949)
September 30, 2023	$(1,319)	$(4,067)	$(511)	$(1,285)	$(20)	$(7,202)
1.Amounts are net of tax and noncontrolling interests.
Components of Period Changes in OCI

	Three Months Ended September 30, 2024
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$124	$160	$284	$100	$184
Reclassified to earnings	—	—	—	—	—
Net OCI	$124	$160	$284	$100	$184
Change in net unrealized gains (losses) on AFS securities
OCI activity	$947	$(224)	$723	$—	$723
Reclassified to earnings	—	—	—	—	—
Net OCI	$947	$(224)	$723	$—	$723
Pension and other
OCI activity	$1	$—	$1	$—	$1
Reclassified to earnings	5	(3)	2	—	2
Net OCI	$6	$(3)	$3	$—	$3
Change in net DVA
OCI activity	$(234)	$57	$(177)	$(5)	$(172)
Reclassified to earnings	4	(2)	2	—	2
Net OCI	$(230)	$55	$(175)	$(5)	$(170)
Change in fair value of cash flow hedge derivatives
OCI activity	$33	$(8)	$25	$—	$25
Reclassified to earnings	11	(2)	9	—	9
Net OCI	$44	$(10)	$34	$—	$34

	Three Months Ended September 30, 2023
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(38)	$(111)	$(149)	$(29)	$(120)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(38)	$(111)	$(149)	$(29)	$(120)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(464)	$108	$(356)	$—	$(356)
Reclassified to earnings	(14)	4	(10)	—	(10)
Net OCI	$(478)	$112	$(366)	$—	$(366)
Pension and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	(1)	—	(1)	—	(1)
Net OCI	$(1)	$—	$(1)	$—	$(1)
Change in net DVA
OCI activity	$(549)	$130	$(419)	$(2)	$(417)
Reclassified to earnings	6	(1)	5	—	5
Net OCI	$(543)	$129	$(414)	$(2)	$(412)
Change in fair value of cash flow hedge derivatives
OCI activity	$(12)	$3	$(9)	$—	$(9)
Reclassified to earnings	6	—	6	—	6
Net OCI	$(6)	$3	$(3)	$—	$(3)

September 2024 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2024
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(5)	$(26)	$(31)	$(13)	$(18)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(5)	$(26)	$(31)	$(13)	$(18)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$1,229	$(291)	$938	$—	$938
Reclassified to earnings	(50)	12	(38)	—	(38)
Net OCI	$1,179	$(279)	$900	$—	$900
Pension and other
OCI activity	$6	$—	$6	$—	$6
Reclassified to earnings	15	(5)	10	—	10
Net OCI	$21	$(5)	$16	$—	$16
Change in net DVA
OCI activity	$(630)	$151	$(479)	$6	$(485)
Reclassified to earnings	21	(5)	16	—	16
Net OCI	$(609)	$146	$(463)	$6	$(469)
Change in fair value of cash flow hedge derivatives
OCI activity	$(26)	$6	$(20)	$—	$(20)
Reclassified to earnings	34	(8)	26	—	26
Net OCI	$8	$(2)	$6	$—	$6

	Nine Months Ended September 30, 2023
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(136)	$(104)	$(240)	$(125)	$(115)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(136)	$(104)	$(240)	$(125)	$(115)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$208	$(49)	$159	$—	$159
Reclassified to earnings	(45)	11	(34)	—	(34)
Net OCI	$163	$(38)	$125	$—	$125
Pension and other
OCI activity	$(1)	$—	$(1)	$—	$(1)
Reclassified to earnings	(2)	—	(2)	—	(2)
Net OCI	$(3)	$—	$(3)	$—	$(3)
Change in net DVA
OCI activity	$(1,283)	$311	$(972)	$(20)	$(952)
Reclassified to earnings	15	(3)	12	—	12
Net OCI	$(1,268)	$308	$(960)	$(20)	$(940)
Change in fair value of cash flow hedge derivatives
OCI activity	$(30)	$6	$(24)	$—	$(24)
Reclassified to earnings	9	(1)	8	—	8
Net OCI	$(21)	$5	$(16)	$—	$(16)
17. Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Interest income
Cash and cash equivalents[1]	$680	$930	$2,316	2,484
Investment securities	1,335	1,019	3,809	2,886
Loans	3,557	3,236	10,345	9,105
Securities purchased under agreements to resell[2]	3,580	1,977	9,121	5,282
Securities borrowed[3]	1,384	1,307	4,118	3,848
Trading assets, net of Trading liabilities	1,577	1,334	4,490	3,171
Customer receivables and Other[1,4]	2,072	2,323	6,445	6,243
Total interest income	$14,185	$12,126	$40,644	$33,019
Interest expense
Deposits	$2,751	$2,271	$7,777	$5,793
Borrowings	3,434	2,992	9,985	8,267
Securities sold under agreements to repurchase[5]	2,994	1,897	8,120	4,567
Securities loaned[6]	274	208	767	575
Customer payables and Other[4,7]	2,536	2,781	7,936	7,484
Total interest expense	$11,989	$10,149	$34,585	$26,686
Net interest	$2,196	$1,977	$6,059	$6,333
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
4.Certain prior period amounts have been adjusted to conform with the current period presentation. This adjustment resulted in a decrease to both interest income and interest expense of $1,179 million and $3,204 million for the three months and nine months ended September 30, 2023, respectively, and no effect on net interest income, with the entire impact to the Firm recorded within the Institutional Securities segment. See Note 2 for additional information.
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
Accrued Interest

$ in millions	At September 30, 2024	At December 31, 2023
Customer and other receivables	$5,326	$4,206
Customer and other payables	5,473	4,360
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

75	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended September 30, 2024
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,463	$167	$—	$(40)	$1,590
Trading	3,708	300	(24)	18	4,002
Investments	179	13	123	—	315
Commissions and fees[1]	760	609	—	(75)	1,294
Asset management[1,2]	167	4,266	1,384	(70)	5,747
Other	99	141	3	(4)	239
Total non-interest revenues	6,376	5,496	1,486	(171)	13,187
Interest income	10,423	4,148	33	(419)	14,185
Interest expense	9,984	2,374	64	(433)	11,989
Net interest	439	1,774	(31)	14	2,196
Net revenues	$6,815	$7,270	$1,455	$(157)	$15,383
Provision for credit losses	$68	$11	$—	$—	$79
Compensation and benefits	2,271	3,868	594	—	6,733
Non-compensation expenses	2,565	1,331	601	(147)	4,350
Total non-interest expenses	$4,836	$5,199	$1,195	$(147)	$11,083
Income before provision for income taxes	$1,911	$2,060	$260	$(10)	$4,221
Provision for income taxes	438	492	67	(2)	995
Net income	1,473	1,568	193	(8)	3,226
Net income applicable to noncontrolling interests	37	—	1	—	38
Net income applicable to Morgan Stanley	$1,436	$1,568	$192	$(8)	$3,188

	Three Months Ended September 30, 2023
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$938	$126	$—	$(16)	$1,048
Trading	3,660	(10)	24	5	3,679
Investments	100	22	22	—	144
Commissions and fees[1]	606	562	—	(70)	1,098
Asset management[1,2]	150	3,629	1,312	(60)	5,031
Other	164	123	10	(1)	296
Total non-interest revenues	5,618	4,452	1,368	(142)	11,296
Interest income	8,611	3,797	37	(319)	12,126
Interest expense	8,560	1,845	69	(325)	10,149
Net interest	51	1,952	(32)	6	1,977
Net revenues	$5,669	$6,404	$1,336	$(136)	$13,273
Provision for credit losses	$93	$41	$—	$—	$134
Compensation and benefits	2,057	3,352	526	—	5,935
Non-compensation expenses	2,320	1,302	569	(132)	4,059
Total non-interest expenses	$4,377	$4,654	$1,095	$(132)	$9,994
Income before provision for income taxes	$1,199	$1,709	$241	$(4)	$3,145
Provision for income taxes	263	389	59	(1)	710
Net income	936	1,320	182	(3)	2,435
Net income applicable to noncontrolling interests	24	—	3	—	27
Net income applicable to Morgan Stanley	$912	$1,320	$179	$(3)	$2,408

	Nine Months Ended September 30, 2024
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$4,529	$483	$—	$(98)	$4,914
Trading	12,338	638	(34)	43	12,985
Investments	282	56	271	—	609
Commissions and fees[1]	2,135	1,770	—	(201)	3,704
Asset management[1,2]	484	12,084	4,072	(200)	16,440
Other	343	483	10	(9)	827
Total non-interest revenues	20,111	15,514	4,319	(465)	39,479
Interest income	29,642	12,147	86	(1,231)	40,644
Interest expense	28,940	6,719	187	(1,261)	34,585
Net interest	702	5,428	(101)	30	6,059
Net revenues	$20,813	$20,942	$4,218	$(435)	$45,538
Provision for credit losses	$124	$25	$—	$—	$149
Compensation and benefits	6,905	11,257	1,727	—	19,889
Non-compensation expenses	7,476	3,973	1,768	(407)	12,810
Total non-interest expenses	$14,381	$15,230	$3,495	$(407)	$32,699
Income before provision for income taxes	$6,308	$5,687	$723	$(28)	$12,690
Provision for income taxes	1,406	1,313	172	(6)	2,885
Net income	4,902	4,374	551	(22)	9,805
Net income applicable to noncontrolling interests	127	—	2	—	129
Net income applicable to Morgan Stanley	$4,775	$4,374	$549	$(22)	$9,676

September 2024 Form 10-Q	76

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2023
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$3,260	$339	$—	$(66)	$3,533
Trading	11,511	425	(2)	24	11,958
Investments	151	60	173	—	384
Commissions and fees[1]	1,925	1,704	—	(202)	3,427
Asset management[1,2]	448	10,463	3,828	(163)	14,576
Other	669	366	9	(8)	1,036
Total non-interest revenues	17,964	13,357	4,008	(415)	34,914
Interest income[3]	23,160	11,124	95	(1,360)	33,019
Interest expense[3]	23,004	4,858	197	(1,373)	26,686
Net interest	156	6,266	(102)	13	6,333
Net revenues	$18,120	$19,623	$3,906	$(402)	$41,247
Provision for credit losses	$379	$150	$—	$—	$529
Compensation and benefits	6,637	10,332	1,638	—	18,607
Non-compensation expenses	7,036	4,039	1,691	(372)	12,394
Total non-interest expenses	$13,673	$14,371	$3,329	$(372)	$31,001
Income before provision for income taxes	$4,068	$5,102	$577	$(30)	$9,717
Provision for income taxes	802	1,098	135	(7)	2,028
Net income	3,266	4,004	442	(23)	7,689
Net income applicable to noncontrolling interests	117	—	2	—	119
Net income applicable to Morgan Stanley	$3,149	$4,004	$440	$(23)	$7,570
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
3.Certain prior period amounts have been adjusted to conform with the current period presentation. This adjustment resulted in a decrease to both interest income and interest expense of $1,179 million and $3,204 million for the three months and nine months ended September 30, 2023, respectively, and no effect on net interest income, with the entire impact to the Firm recorded within the Institutional Securities segment. See Note 2 for additional information.
For a discussion about the Firm’s business segments, see Note 22 to the financial statements in the 2023 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Institutional Securities Advisory	$546	$449	$1,599	$1,542
Institutional Securities Underwriting	917	489	2,930	1,718
Firm Investment banking revenues from contracts with customers	91%	94%	90%	91%
Trading Revenues by Product Type

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Interest rate	$1,450	$1,124	$4,771	$3,701
Foreign exchange	352	284	893	672
Equity[1]	2,100	2,167	6,726	6,782
Commodity and other	451	447	1,528	1,321
Credit	(351)	(343)	(933)	(518)
Total	$4,002	$3,679	$12,985	$11,958
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At September 30, 2024	At December 31, 2023
Net cumulative unrealized performance-based fees at risk of reversing	$812	$787
The Firm’s portion of net cumulative performance-based fees in the form of unrealized carried interest, for which the Firm is not obligated to pay compensation, is at risk of reversing when the returns in certain funds fall below specified performance targets. See Note 13 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Fee waivers	$25	$27	$70	$73
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
Other Expenses—Transaction Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Transaction taxes	$217	$222	$658	$683
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are

77	September 2024 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Americas	$11,557	$10,268	$34,392	$31,453
EMEA	1,828	1,479	5,525	4,716
Asia	1,998	1,526	5,621	5,078
Total	$15,383	$13,273	$45,538	$41,247
For a discussion about the Firm’s geographic net revenues, see Note 22 to the financial statements in the 2023 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2024	2023	2024	2023
Non-interest revenues	$566	$468	$1,416	$1,350
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At September 30, 2024	At December 31, 2023
Customer and other receivables	$2,635	$2,339
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At September 30, 2024	At December 31, 2023
Institutional Securities	$852,035	$810,506
Wealth Management	388,263	365,168
Investment Management	17,729	18,019
Total[1]	$1,258,027	$1,193,693
1. Parent assets have been fully allocated to the business segments.

September 2024 Form 10-Q	78

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30,
	2024			2023
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Cash and cash equivalents[1]:
U.S.	$39,915	$405	4.0%	$56,844	$649	4.5%
Non-U.S.	43,911	275	2.5%	45,386	281	2.5%
Investment securities[2]	$158,115	1,335	3.4%	149,855	1,019	2.7%
Loans[2]	229,399	3,557	6.2%	215,797	3,236	5.9%
Securities purchased under agreements to resell3:
U.S.	76,150	2,069	10.8%	39,154	1,152	11.7%
Non-U.S.	47,101	1,511	12.8%	56,439	825	5.8%
Securities borrowed4:
U.S.	109,809	1,289	4.7%	109,269	1,204	4.4%
Non-U.S.	18,388	95	2.1%	17,641	103	2.3%
Trading assets, net of Trading liabilities:
U.S.	111,904	1,317	4.7%	99,865	1,105	4.4%
Non-U.S.	19,250	260	5.4%	17,237	229	5.3%
Customer receivables and Other[1,10]:
U.S.	55,738	1,506	10.7%	47,016	1,711	14.4%
Non-U.S.	15,710	566	14.3%	14,255	612	17.0%
Total	$925,390	$14,185	6.1%	$868,758	$12,126	5.5%
Interest bearing liabilities
Deposits[2]	$350,784	$2,751	3.1%	$341,475	$2,271	2.6%
Borrowings[2,5]	274,562	3,434	5.0%	250,440	2,992	4.7%
Securities sold under agreements to repurchase6,8:
U.S.	14,484	1,413	38.8%	26,790	1,047	15.5%
Non-U.S.	52,804	1,581	11.9%	48,171	850	7.0%
Securities loaned[7,8]:
U.S.	11,507	34	1.2%	3,422	20	2.3%
Non-U.S.	5,837	240	16.4%	9,732	188	7.7%
Customer payables and Other[9,10]:
U.S.	140,966	1,622	4.6%	130,722	1,824	5.5%
Non-U.S.	60,460	914	6.0%	62,004	957	6.1%
Total	$911,404	$11,989	5.2%	$872,756	$10,149	4.6%
Net interest income and net interest rate spread		$2,196	0.9%		$1,977	0.9%

	Nine Months Ended September 30,
	2024			2023
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Cash and cash equivalents[1]:
U.S.	$45,116	$1,486	4.4%	$57,345	$1,733	4.0%
Non-U.S.	43,953	830	2.5%	50,196	751	2.0%
Investment securities[2]	155,737	3,809	3.3%	154,304	2,886	2.5%
Loans[2]	224,134	10,345	6.2%	215,071	9,105	5.7%
Securities purchased under agreements to resell[3]:
U.S.	62,127	5,259	11.3%	46,670	3,216	9.2%
Non-U.S.	48,678	3,862	10.6%	61,648	2,066	4.5%
Securities borrowed[4]:
U.S.	108,510	3,798	4.7%	118,788	3,568	4.0%
Non-U.S.	18,817	320	2.3%	18,496	280	2.0%
Trading assets, net of Trading liabilities:
U.S.	106,242	3,783	4.8%	91,621	2,662	3.9%
Non-U.S.	14,628	707	6.5%	11,548	509	5.9%
Customer receivables and Other[1,10]:
U.S.	52,726	4,759	12.1%	45,800	4,554	13.3%
Non-U.S.	15,791	1,686	14.3%	14,818	1,689	15.2%
Total	$896,459	$40,644	6.1%	$886,305	$33,019	5.0%
Interest bearing liabilities
Deposits[2]	$347,548	$7,777	3.0%	$342,628	$5,793	2.3%
Borrowings[2,5]	261,239	9,985	5.1%	248,534	8,267	4.4%
Securities sold under agreements to repurchase[6,8]:
U.S.	19,104	3,928	27.6%	22,851	2,467	14.4%
Non-U.S.	55,603	4,192	10.1%	44,373	2,100	6.3%
Securities loaned[7,8]:
U.S.	9,355	75	1.1%	4,097	50	1.6%
Non-U.S.	6,889	692	13.5%	10,000	525	7.0%
Customer payables and Other[9,10]:
U.S.	133,046	5,148	5.2%	135,061	4,934	4.9%
Non-U.S.	61,571	2,788	6.1%	64,771	2,550	5.3%
Total	$894,355	$34,585	5.2%	$872,315	$26,686	4.1%
Net interest income and net interest rate spread		$6,059	0.9%		$6,333	0.9%
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
10.Certain prior period amounts have been adjusted to conform with the current period presentation. This adjustment resulted in a decrease to both interest income and interest expense of $1,179 million and $3,204 million for the three months and nine months ended September 30, 2023, respectively, and no effect on net interest income, with the entire impact to the Firm recorded within the Institutional Securities segment. See Note 2 for additional information.

79	September 2024 Form 10-Q

Glossary of Common Terms and Acronyms

2023 Form 10-K	Annual report on Form 10-K for year ended December 31, 2023 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CET1	Common Equity Tier 1
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRE	Commercial real estate
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
DCP	Employee deferred cash-based compensation plans linked to investment performance
DCP investments	Investments associated with certain DCP
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVO	Fair value option
G-SIB	Global systemically important bank
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statement	Consolidated income statement

IRS	Internal Revenue Service
IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSEHSE	Morgan Stanley Europe Holdings SE
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles in the U.S.
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. Bank Subsidiaries	MSBNA and MSPBNA
U.S. GAAP	Accounting principles generally accepted in the U.S.
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

September 2024 Form 10-Q	80

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

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Shares Purchased as Part of Share Repurchase Authorization[3,4]	Dollar Value of Remaining Authorized Repurchase
July	1,569,110	$103.74	1,535,900	$19,840
August	3,980,363	$99.26	3,553,100	$19,489
September	2,501,513	$99.17	2,415,827	$19,250
Three Months Ended September 30, 2024	8,050,986	$100.10	7,504,827
1.Includes 546,159 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended September 30, 2024.
2.Excludes excise tax of $7 million levied on share repurchases, net of issuances, payable in April 2025.
3.Share purchases under publicly announced authorizations are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time.
4.The Firm announced that its Board of Directors reauthorized a multi-year repurchase authorization of up to $20 billion of outstanding common stock (the “Share Repurchase Authorization”) from time to time as conditions warrant and subject to limitations on distributions from the Federal Reserve. The Share Repurchase Authorization is for capital management purposes and considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Authorization has no set expiration or termination date.
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
Other Information
None.
Exhibits

Exhibit No.	Description
15	Letter of awareness from Deloitte & Touche LLP, dated November 4, 2024, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ RAJA J. AKRAM
Raja J. Akram Deputy Chief Financial Officer, Chief Accounting Officer and Controller
Date: November 4, 2024

81	September 2024 Form 10-Q