Form 10-K
period 2024-12-31
MORGAN STANLEY
filed 2025-02-21
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
Commission File Number 1-11758
(Exact name of Registrant as specified in its charter)

Delaware	1585 Broadway			36-3145972	(212)	761-4000
(State or other jurisdiction of incorporation or organization)	New York,	NY	10036	(I.R.S. Employer Identification No.)	(Registrant’s telephone number, including area code)
	(Address of principal executive offices, including Zip Code)

Securities registered pursuant to Section 12(b) of the Act:	Trading Symbol(s)	Name of exchange on which registered
Title of each class
Common Stock, $0.01 par value	MS	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate	MS/PA	New York Stock Exchange
Non-Cumulative Preferred Stock, Series A, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PE	New York Stock Exchange
Non-Cumulative Preferred Stock, Series E, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PF	New York Stock Exchange
Non-Cumulative Preferred Stock, Series F, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PI	New York Stock Exchange
Non-Cumulative Preferred Stock, Series I, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PK	New York Stock Exchange
Non-Cumulative Preferred Stock, Series K, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 4.875%	MS/PL	New York Stock Exchange
Non-Cumulative Preferred Stock, Series L, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 4.250%	MS/PO	New York Stock Exchange
Non-Cumulative Preferred Stock, Series O, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 6.500%	MS/PP	New York Stock Exchange
Non-Cumulative Preferred Stock, Series P, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 6.625%	MS/PQ	New York Stock Exchange
Non-Cumulative Preferred Stock, Series Q, $0.01 par value
Global Medium-Term Notes, Series A, Fixed Rate Step-Up Senior Notes Due 2026	MS/26C	New York Stock Exchange
of Morgan Stanley Finance LLC (and Registrant’s guarantee with respect thereto)
Global Medium-Term Notes, Series A, Floating Rate Notes Due 2029	MS/29	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements.                ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).  Yes  ☐  No  ☒
As of June 30, 2024, the aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant was approximately $151,625,027,283. This calculation does not reflect a determination that persons are affiliates for any other purposes.
As of January 31, 2025, there were 1,612,855,585 shares of the Registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference: Portions of the Registrant’s definitive proxy statement for its 2025 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2024

Table of Contents	Part	Item	Page
6. Derivative Instruments and Hedging Activities			105
7. Investment Securities			109
8. Collateralized Transactions			110
9. Loans, Lending Commitments and Related Allowance for Credit Losses			113
10. Goodwill and Intangible Assets			117
11. Other Assets and Leases			118
12. Deposits			119
13. Borrowings and Other Secured Financings			119
14. Commitments, Guarantees and Contingencies			121
15. Variable Interest Entities and Securitization Activities			127
16. Regulatory Requirements			131
17. Total Equity			134
18. Interest Income and Interest Expense			136
19. Deferred Compensation Plans and Carried Interest Compensation			136
20. Employee Benefit Plans			138
21. Income Taxes			141
22. Segment, Geographic and Revenue Information			142
23. Parent Company			145
Financial Data Supplement (Unaudited)			148
Glossary of Common Terms and Acronyms			151
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		9	152
Controls and Procedures		9A	152
Other Information		9B	154
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections		9C	154
Unresolved Staff Comments	I	1B	154
Properties		2	154
Legal Proceedings		3	154
Mine Safety Disclosures		4	154
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II	5	154
Directors, Executive Officers and Corporate Governance	III	10	155
Executive Compensation		11	155
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		12	155
Certain Relationships and Related Transactions and Director Independence		13	155
Principal Accountant Fees and Services		14	155
Exhibits and Financial Statement Schedules	IV	15	155
Form 10-K Summary		16	159
Signatures			159
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
•changes to global trade policies, tariffs, trade sanctions and investment restrictions;
•legal and regulatory actions, including litigation and enforcement, and other non-financial risks in the U.S. and worldwide;
•changes in tax laws and regulations globally;
•the effectiveness of our risk management processes and related controls;
•our ability to effectively respond to an economic downturn, or other market disruptions;
•the effect of social, economic, and political conditions and geopolitical events, including as a result of government shutdowns, changes as a result of global elections, including changes in U.S. presidential administrations or Congress, sovereign risk, acts of war or aggression, and terrorist activities or military actions;
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
•climate-related incidents and other sustainability matters, and global pandemics; and
•other risks and uncertainties detailed under “Business—Competition,” “Business—Supervision and Regulation,” “Risk Factors” and elsewhere throughout this report.
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
•Corporate Governance Policies;
•Policy Regarding Corporate Political Activities;
•Policy Regarding Shareholder Rights Plan;
•Equity Ownership Commitment;
•Code of Ethics and Business Conduct;
•Code of Conduct;
•Integrity Hotline Information;
•Environmental and Social Policies; and
•2023 ESG Report.
Our Code of Ethics and Business Conduct applies to all directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Deputy Chief Financial Officer. We will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC on our website. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, 1585 Broadway, New York, NY 10036 (212-761-4000). The information on our website is not incorporated by reference into this report.

4

Business
Overview
We are a global financial services firm that, through our subsidiaries and affiliates, advises, and originates, trades, manages and distributes capital for governments, institutions and individuals. We were originally incorporated under the laws of the State of Delaware in 1981, and our predecessor companies date back to 1924. We are a financial holding company (“FHC”) regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”). We conduct our business from our headquarters in and around New York City, our regional offices and branches throughout the U.S. and our principal offices in London, Frankfurt, Tokyo, Hong Kong and other world financial centers. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Firm,” “us,” “we” and “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout the 2024 Form 10-K.
Financial information concerning us, our business segments and geographic regions for each of the years ended December 31, 2024, December 31, 2023, and December 31, 2022 is included in “Financial Statements and Supplementary Data.”
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
Competition
All aspects of our businesses are highly competitive, and we expect them to remain so. We compete in the U.S. and globally for clients, market share and human talent. Operating within the financial services industry on a global basis presents, among other things, technological, risk management, regulatory, infrastructure and other challenges that require effective resource allocation in order for us to remain competitive. Our competitive position depends on a number of factors, including our reputation, client experience, the quality and consistency of our long-term investment performance, innovation, execution, relative pricing and other factors, including entering into new or expanding current businesses as a result of acquisitions and other strategic initiatives. Our ability to sustain or improve our competitive position also depends substantially on our ability to continue to attract and retain highly qualified employees while managing compensation and other costs. We compete with commercial banks, global investment banks, regional banks, broker-dealers, private banks, registered investment advisers, digital investing platforms, traditional and alternative asset managers, financial technology firms and other companies offering financial and ancillary services in the U.S. and globally. In addition, restrictive laws and regulations applicable to certain global financial services institutions, which have been increasing in complexity and volume, may prohibit us from engaging in certain transactions, impose more stringent capital and liquidity requirements, and increase costs, and can put us at a competitive disadvantage to competitors in certain businesses not subject to these same requirements. See also “Supervision and Regulation” herein and “Risk Factors.”
There is increased competition in the U.S. and globally driven by established financial services firms and emerging firms, including non-financial companies and business models focusing on technology innovation, competing for the same clients and assets, or offering similar products and services to retail and institutional customers. It is also possible that competition may become even more intense as we continue to compete with financial or other institutions that may be, or may become, larger, or better capitalized, or may have a stronger local presence and longer operating history in certain geographies or products. Many of these firms have the ability to offer a wide range of products and services through different platforms that may enhance their competitive position and could result in additional pricing pressure on our businesses.
Our ability to access capital at competitive rates (which is generally impacted by, among other things, our credit spreads and ratings) and to commit and deploy capital efficiently, particularly in our more capital-intensive businesses within our Institutional Securities business segment, including underwriting and sales, financing and market-making activities, also affects our competitive position. We expect clients to continue to request that we provide loans or lending commitments in connection with certain investment banking activities.
We also continue to experience price competition in our Institutional Securities business segment’s products. In particular, the ability to execute securities, derivatives and other financial instrument trades electronically on exchanges, swap execution facilities and other automated trading platforms, and the introduction and application of new technologies will likely continue the pressure on our revenues. The trend toward direct access to automated, electronic markets will likely continue as additional markets move to automated trading platforms.
Our Wealth Management business segment is primarily in the U.S., and our ability to effectively compete against many of our competitors across different channels (i.e., advisory led,

5	December 2024 Form 10-K

workplace and digital direct) is affected by multiple factors including our brand and reputation, the breadth, depth and pricing of our product offerings and our technology supporting evolving client needs.
Within our Investment Management business segment, our ability to compete successfully is affected by several factors, including our reputation, quality of investment professionals, performance of investment strategies or product offerings relative to peers and appropriate benchmark indices, advertising and sales promotion efforts, fee levels, the effectiveness of and access to distribution channels and investment pipelines, the types of products offered, and regulatory restrictions specific to FHCs. Our investment products, including alternative investment products, compete with investments offered by other investment managers, including by investment managers who may be subject to less stringent legal and regulatory regimes than us. For certain products and geographies, we have experienced and will also likely continue to experience competitive pressures in our Investment Management business segment as other investment managers and distributors continue to put downward pressure on fees.
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

December 2024 Form 10-K	6

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
Our next resolution plan submission will be a targeted resolution plan in July 2025. Further, we submit an annual recovery plan to the Federal Reserve that outlines the steps that management could take over time to generate or conserve financial resources in times of prolonged financial stress.
Certain of our domestic and foreign subsidiaries are also subject to resolution and recovery planning requirements in the jurisdictions in which they operate. The FDIC currently requires certain insured depository institutions (“IDI”), including our U.S. Bank Subsidiaries, to submit full resolution plans every two years and interim targeted information at certain times between full resolution plan submissions that describe the IDI’s strategy for a rapid and orderly resolution in the event of material financial distress or

7	December 2024 Form 10-K

failure of the IDI. Submission of interim targeted information by our U.S. Bank Subsidiaries generally will not be required during a year which the Parent Company is required to submit a resolution plan to the Federal Reserve and FDIC. The first submission for our U.S. Bank Subsidiaries under this rule will be in 2026. In addition, the OCC requires IDIs with assets of $100 billion or more, including our U.S. Bank Subsidiaries, to develop recovery plans detailing the actions they would take to remain a going concern when they experience considerable financial or non-financial stress, but have not deteriorated to the point that resolution is imminent. Our U.S. Bank Subsidiaries are required to develop a recovery plan by January 2026.
In addition, certain financial companies, including BHCs such as the Firm and certain of its subsidiaries, can be subject to a resolution proceeding under the orderly liquidation authority, with the FDIC being appointed as receiver, provided that determination of extraordinary financial distress and systemic risk is made by the U.S. Treasury Secretary in consultation with the U.S. president. Regulators have adopted certain orderly liquidation authority implementing regulations and may expand or clarify these regulations in the future. If we were subject to the orderly liquidation authority, the FDIC would have considerable powers, including: the power to remove directors and officers responsible for our failure and to appoint new directors and officers; the power to assign our assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; the ability to differentiate among our creditors, including treating certain creditors within the same class better than others, subject to a minimum recovery right on the part of disfavored creditors to receive at least what they would have received in bankruptcy liquidation; and broad powers to administer the claims process to determine distributions from the assets of the receivership. The FDIC has indicated that it expects to use an SPOE strategy if the FDIC were to implement the orderly liquidation authority for a U.S. G-SIB.
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
MSSB is also a registered investment adviser with the SEC. MSSB’s relationship with its investment advisory clients is

December 2024 Form 10-K	8

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

9	December 2024 Form 10-K

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

December 2024 Form 10-K	10

For additional information on our cybersecurity strategy and processes, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk—Cybersecurity.”
Human Capital
Employees and Culture
Our employees are our most important asset. With offices in 42 countries, we had approximately 80 thousand employees across the globe as of December 31, 2024, whom we depend on to build value for our clients and shareholders. We are committed to a meritocracy based on the principles of rigor, humility and partnership. To facilitate talent attraction and retention, we strive to make Morgan Stanley a diverse and inclusive workplace with a strong culture and opportunities for our employees to grow and develop in their career. We support our employees with competitive compensation, benefits, and health and wellbeing programs.
Our core values guide decision-making aligned with the expectations of our employees, clients, shareholders, regulators, directors and the communities in which we operate. These guiding values—Put Clients First, Do the Right Thing, Lead with Exceptional Ideas, Commit to Diversity and Inclusion, and Give Back—are at the heart of our workplace culture and underpin our success. Our Code of Conduct is central to our expectation that employees embody our values. Every new hire and every employee annually is required to certify to their understanding of and adherence to the Code of Conduct. We also invite employee feedback on our culture and workplace through our ongoing employee engagement surveys. For a further discussion of the culture, values and conduct of employees, see “Quantitative and Qualitative Disclosures about Risk—Risk Management.”
Talent Development and Employee Representation

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

Meritocracy is at the heart of Morgan Stanley’s talent development. We believe a workforce that represents the societies in which we live and work, and our global client base, is integral to Morgan Stanley’s continued success. Furthermore, we believe that an inclusive workplace is in the best interests of our employees and clients. We continue to invest in efforts to recruit, advance and retain a talented and diverse workforce through a holistic approach that centers on professional development, wellness and a culture that allows every employee to thrive.
Compensation, Financial and Employee Wellbeing
We provide responsible and effective compensation programs that reinforce our values and culture through four key objectives: deliver pay for sustainable performance, attract and retain top talent, align with shareholder interests and mitigate excessive risk-taking. In addition to salaries, these programs (which vary by location) include annual bonuses, retirement savings plans with matching contributions, an employee stock purchase plan, student loan refinancing and a financial wellbeing program. To promote equitable rewards for all employees, we have enhanced our practices to support fair and consistent compensation and rewards decisions based on merit, perform ongoing reviews of compensation decisions and conduct regular assessments of our rewards structure.
Our employees’ health is also central to our ongoing success. We support the physical, mental and financial wellbeing of our global workforce and their families by offering programs focusing on awareness, prevention and access. Offerings vary by location and include: health care and insurance benefits, mental health resources, flexible spending and health savings accounts, paid time off, flexible work schedules, family leave, child and elder care resources, financial help with fertility, adoption and surrogacy, and tuition assistance, among many others. On-site services in our principal locations include health centers, mental health counseling, fitness centers and physical therapy.

In 2024, we further enhanced our benefits offerings, introducing a new medical plan administrator and option, and broader benefits decision support for employees and their families. Our Global Wellbeing Board, comprised of senior management from across the Firm’s businesses and geographies, continues to shape and advance our wellbeing strategy with a focus on harmonizing our global benefit programs. This year, we expanded our mental health and wellbeing training program, now available to all businesses Firmwide. For additional detail on our human capital programs and initiatives, see “Human Capital” in our 2023 ESG Report (found on our website). The reports and information elsewhere on our website are not incorporated by reference into, and do not form any part of, this Annual Report.

11	December 2024 Form 10-K

Human Capital Metrics

Category	Metric		At December 31, 2024
Employees	Employees by geography (thousands)	Americas	53
		Asia	17
		EMEA	10
Culture	Employee engagement[1]	% Proud to work at Morgan Stanley	92%
Employee Representation	Global gender representation	% Women	40%
		% Women officer[2]	29%
	U.S. ethnic diversity representation	% Ethnically diverse[3]	35%
		% Ethnically diverse officer[2,3]	28%
Retention	Voluntary attrition in 2024	% Global	9%
	Tenure	Management Committee average length of service (years)	23
		All employees average length of service (years)	7
Compensation	Compensation and benefits	Total compensation and benefits expense in 2024 (millions)	$26,178
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
Information about Our Executive Officers
The executive officers of Morgan Stanley and their age and titles as of February 21, 2025 are set forth below. Business experience is provided in accordance with SEC rules.
Mandell L. Crawley (49). Executive Vice President (since February 2021) and Chief Client Officer of Morgan Stanley (since January 2025). Chief Human Resources Officer (February 2021 to January 2025). Head of Private Wealth Management (June 2017 to January 2021). Chief Marketing Officer (September 2014 to June 2017). Head of National Business Development and Talent Management for Wealth Management (June 2011 to September 2014). Divisional Business Development Officer (May 2010 to June 2011). Regional Business Development Officer (May 2009 to May 2010). Head of Field Sales and Marketing (February 2008 to May 2009). Head of Fixed Income Capital Markets Sales and Distribution for Wealth Management (April 2004 to February 2008).
Eric F. Grossman (58). Executive Vice President and Chief Legal Officer of Morgan Stanley (since January 2012) and Chief Administrative Officer (since July 2022). Global Head of Legal (September 2010 to January 2012). Global Head of Litigation (January 2006 to September 2010) and General Counsel of the Americas (May 2009 to September 2010). General Counsel of Wealth Management (November 2008 to September 2010). Partner at the law firm of Davis Polk & Wardwell LLP (June 2001 to December 2005).
Edward Pick (56). Chairman of the Board of Directors of Morgan Stanley (since January 2025) and Chief Executive
Officer of Morgan Stanley (since January 2024). Co-President and Co-Head of Corporate Strategy (June 2021 to December 2023). Head of Institutional Securities (July 2018 to December 2023). Global Head of Sales and Trading (October 2015 to July 2018). Head of Global Equities (March 2011 to October 2015). Co-Head of Global Equities (April 2009 to March 2011). Co-Head of Global Capital Markets (July 2008 to April 2009). Co-Head of Global Equity Capital Markets (December 2005 to July 2008).

Michael A. Pizzi (50). Executive Vice President and Head of Technology and Operations (since January 2025), and Head of U.S. Banks and Head of Technology of Morgan Stanley (from January 2023 to January 2025). Chairman and CEO of Morgan Stanley Private Bank, National Association and Morgan Stanley Bank, N.A. (from June 2021 to January 2025). Head of Digital Direct and Co‐Head of Equity Administration for Wealth Management (from October 2020 to June 2021). Chief Executive Officer of E*TRADE Financial Corporation (from August 2019 to October 2020) prior to its acquisition by Morgan Stanley in 2020.

Andrew M. Saperstein (58). Co-President of Morgan Stanley (since June 2021). Head of Wealth Management (April 2019 to December 2023). Co-Head of Wealth Management (January 2016 to April 2019). Co-Chief Operating Officer of Institutional Securities (March 2015 to January 2016). Head of Investment Products and Services (June 2012 to March 2015).
Daniel A. Simkowitz (59). Co-President of Morgan Stanley (since January 2024). Head of Investment Management (October 2015 to December 2023) and Co-Head of Corporate Strategy (June 2021 to December 2023). Co-Head of Global Capital Markets (March 2013 to September 2015). Chairman of Global Capital Markets (November 2009 to March 2013). Managing Director in Global Capital Markets (December 2000 to November 2009).
Charles A. Smith (58). Executive Vice President and Chief Risk Officer of Morgan Stanley (since May 2023). Head of Institutional Securities Business Development (March 2017 to May 2023). Chief Financial Officer of Institutional Securities (August 2012 to March 2017). President of Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (September 2011 to August 2012). Head of Firm Strategy and Execution (May 2008 to September 2011). Managing Director in the Investment Banking Division (December 2005 to May 2008).
Sharon Yeshaya (45). Executive Vice President and Chief Financial Officer of Morgan Stanley (since June 2021). Head of Investor Relations (June 2016 to May 2021). Chief of Staff in the Office of the Chairman and CEO (January 2015 to May 2016). Co-Head of New Product Origination for Derivative Structured Products (December 2012 to December 2014).

December 2024 Form 10-K	12

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

Our results of operations have been in the past and may, in the future, be materially affected by global financial market and economic conditions, including, in particular, by periods of low or slowing economic growth in the United States and other major markets, both directly and indirectly through their impact on client activity levels. These include the level and volatility of equity, fixed income and commodity prices; the level, term structure and volatility of interest rates; inflation, currency values and unemployment rates; the level of other market indices, fiscal or monetary policies established by governments, central banks and financial regulators; and uncertainty concerning the future path of interest rates, government shutdowns, debt ceilings or funding, which may be driven by economic conditions, recessionary fears, market uncertainty or lack of confidence among investors and clients due to the effects of widespread events such as global pandemics, natural disasters, climate-related incidents, acts of war or aggression, geopolitical instability, changes as a result of global elections, including changes in U.S. presidential administrations or Congress, changes to global trade policies, supply chain complications and the implementation of tariffs, protectionist trade policies, trade sanctions or investment restrictions and other factors, or a combination of these or other factors.
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
Periods of unfavorable market or economic conditions, including equity market levels and the level and pace of changes in interest rates and asset valuation, may have adverse impacts on the level of individual investor confidence and participation in the global markets and/or the level of and mix of client assets, including deposits. This could also impact the level of net new asset flows and/or flows into fee-based assets. Any of these factors could negatively impact the results of our Wealth Management business segment.
Substantial market fluctuations or divergence in asset performance could also cause variations in the value of our investments in our funds, the flow of investment capital into or from AUM, and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact the results of our Investment Management business segment.
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

13	December 2024 Form 10-K

Significant changes to interest rates could adversely affect our results of operations.
Our net interest income is sensitive to changes in interest rates, generally resulting in higher net interest income in higher interest rate scenarios and lower net interest income in lower interest rate scenarios. The level and pace of interest rate changes, along with other developments, such as pricing changes to certain deposit types due to various competitive dynamics and alternative cash-equivalent products available to depositors, have in the past impacted, and could again impact, client preferences for cash allocation and the pace of reallocation of client balances, resulting in changes in the deposit mix and associated interest expense, as well as client demand for loans. These factors have in the past adversely affected, and may in the future adversely affect, our results of operations, including our net interest income.
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

Our valuations related to, and reserves for losses on, credit exposures rely on complex models, estimates and subjective judgments about the future. While we believe current valuations and reserves adequately address our perceived levels of risk, future economic conditions, including inflation and changes in real estate and other asset values, that differ from or are more severe than forecast, inaccurate models or assumptions, or external factors, such as geopolitical events, changes in international trade policies, global pandemics or natural disasters, could lead to inaccurate measurement of or deterioration of credit quality of our borrowers and counterparties or the value of collateral and result in unexpected losses. We may also incur higher-than-anticipated credit losses as a result of (i) disputes with counterparties over the valuation of collateral or (ii) actions taken by other lenders that may negatively impact the valuation of collateral. In cases where we foreclose on collateral, sudden declines in the value or liquidity of collateral may result in significant losses to us despite our (i) credit monitoring, (ii) over-collateralization, (iii) ability to call for additional collateral or (iv) ability to force repayment of the underlying obligation, especially where there is a single type of collateral supporting the obligation. In addition, in the longer term, climate change may have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Certain of our credit exposures may be concentrated by counterparty, product, sector, portfolio, industry or geographic region. Although our models and estimates account for correlations among related types of exposures, a change in the market or economic environment for a concentrated product or an external factor impacting a concentrated counterparty, sector, portfolio, industry or geographic region may result in credit losses in excess of amounts forecast. For further information regarding our country risk exposure, see also “Quantitative and Qualitative Disclosures about Risk—Country Risk.”
In addition, as a clearing member of several central counterparties, we are responsible for the defaults or misconduct of our customers and could incur financial losses

December 2024 Form 10-K	14

in the event of default by other clearing members. Although we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.
A default by a large financial institution could adversely affect financial markets.

The commercial soundness of many financial institutions and certain other large financial services firms may be closely interrelated as a result of credit, trading, clearing or other relationships among such entities. Increased centralization of trading activities through particular clearinghouses, central agents or exchanges may increase our concentration of risk with respect to these entities. As a result, concerns about, or a default or threatened default by, one or more such entities could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions, or require financial commitments to multilateral actions intended to support market stability. This is sometimes referred to as systemic risk and may adversely affect financial intermediaries, such as clearinghouses, clearing agencies, exchanges, banks and securities firms, with which we interact on a daily basis and, therefore, could adversely affect us. See also “Systemic Risk Regime” under “Business—Supervision and Regulation—Financial Holding Company.”
Operational Risk

Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, human factors (e.g., inappropriate or unlawful conduct) or external events (e.g., cyberattacks or third-party vulnerabilities) that may manifest as, for example, loss of information, business disruption, theft and fraud, legal, regulatory and compliance risks, or damage to physical assets. We may experience operational risk across the full scope of our business activities, including revenue-generating activities and support and control groups (e.g., information technology (“IT”) and trade processing). Legal, regulatory and compliance risk is included in the scope of operational risk and is discussed below under “Legal, Regulatory and Compliance Risk.” For more information on how we monitor and manage operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk.”
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
The trend toward direct access to automated, electronic markets, and the move to more automated trading platforms has resulted in the use of increasingly complex technology that relies on the continued effectiveness of the programming code and integrity of the data to process the trades. We rely on the ability of our employees, our consultants, our internal systems and systems at technology centers maintained by unaffiliated third parties to operate our different businesses and process a high volume of transactions. Unusually high trading volumes or site usage could cause our systems to operate at an unacceptably slow speed or even fail. Disruptions to, destruction of, instability of or other failure to effectively maintain our IT systems or external technology that allows our clients and customers to use our products and services (including our self-directed brokerage platform and mobile services) could harm our business and our reputation.
As a major participant in the global capital markets, we face the risk of incorrect valuation or risk management of our trading positions due to flaws in data, models, electronic trading systems or processes, or due to fraud or cyberattacks. We also face the risk of operational failure or disruption of any of the clearing agents, exchanges, clearinghouses or other financial intermediaries we use to facilitate our lending, securities and derivatives transactions. In addition, in the event of a breakdown or improper operation or disposal of our, or a direct or indirect third party’s (or third parties thereof) systems, processes or information assets, or improper or unauthorized action by third parties, including consultants and subcontractors or our employees, we have received in the past and may receive in the future regulatory sanctions, and could suffer financial loss, an impairment to our liquidity position, a disruption of our businesses or damage to our reputation.
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

There can be no assurance that our or our third parties’ business contingency and security response plans fully mitigate all potential risks to us. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses and the communities where we are located. This may include a disruption involving physical site access; software flaws and

15	December 2024 Form 10-K

vulnerabilities; cybersecurity incidents; terrorist activities; political unrest; disease pandemics; catastrophic events; climate-related incidents and natural disasters (such as earthquakes, tornadoes, floods, hurricanes and wildfires); electrical outages; environmental hazards; computer servers; internet outages; client access to our digital platforms and mobile applications; communication platforms or other services we use; new technologies (such as generative artificial intelligence); and our employees or third parties with whom we conduct business. Although we and the third parties with whom we conduct business employ backup systems for data, those backup systems may be unavailable following a disruption, the affected data may not have been backed up or may not be recoverable from the backup, the backup systems may not process data as accurately or efficiently as the primary systems or the backup data may be costly to recover, any of which could adversely affect our business.
Notwithstanding evolving technology and technology-based risk and control systems, our businesses ultimately rely on people, including our employees and those of our third parties (or third parties thereof). As a result of human error or engagement in violations of applicable policies, laws, rules or procedures, certain errors or violations are not always discovered immediately by our technological processes or by our controls and other procedures that are intended to prevent and detect such errors or violations. These can include calculation or input errors, inadvertent or duplicate payments, mistakes in addressing emails or other communications, errors in software or model development or implementation, or errors in judgment, as well as intentional efforts to disregard or circumvent applicable policies, laws, rules or procedures. Our use of new technologies may be undermined by such human errors or misconduct due to undetected flaws or biases in the algorithms or data utilized by such technologies. Human errors and malfeasance, even if promptly discovered and remediated, can result in material losses and liabilities for us, and negatively impact our reputation in the future.
We conduct business in various jurisdictions outside the U.S., including jurisdictions that may not have comparable levels of protection for their corporate assets, such as intellectual property, trademarks, trade secrets, know-how, and customer information and records. The protection afforded in those jurisdictions may be less established and/or predictable than in the U.S. or other jurisdictions in which we operate. As a result, there may also be heightened risks associated with the potential theft of their data, technology and intellectual property in those jurisdictions by domestic or foreign actors, including private parties and those affiliated with or controlled by state actors. Additionally, we are subject to complex and evolving U.S. and international laws and regulations governing areas such as cybersecurity, privacy and data governance, transfer and protection, which may differ and potentially conflict, in various jurisdictions. Any theft of data, technology or intellectual property may negatively impact our operations and reputation, including disrupting the business activities of our subsidiaries, affiliates, joint ventures or clients conducting business in those jurisdictions.
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
Cybersecurity risks for financial institutions have significantly increased in recent years, in part because of the proliferation of new technologies; the use of the internet, mobile telecommunications and cloud technologies to conduct financial transactions; and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, state-sponsored actors and other parties. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors or other third parties or users of our systems to disclose sensitive information in order to gain access to our networks, systems or data or those of our employees or clients, and such parties may see their effectiveness enhanced by the use of artificial intelligence. Global events and geopolitical instability have also led to increased nation-state targeting of financial institutions in the U.S. and abroad.
Information security risks may also derive from human error, fraud or malice on the part of our employees or third parties, software bugs, server malfunctions, software or hardware failure or other technological failure. For example, human error has led to the loss of the Firm's physical data-bearing devices in the past. These risks may be heightened by several factors, including remote work, reliance on new technologies (such as generative artificial intelligence) or as a result of the integration of acquisitions and other strategic initiatives that may subject us to new technology, customers or third-party providers. In addition, third parties with whom we do business or share information, and each of their service providers, our regulators and the third parties with whom our customers and clients share information used for authentication, may also be sources of cybersecurity and information security risks, particularly where these activities are beyond our security and control systems. There is no guarantee that the measures we take will provide absolute security or recoverability given that the techniques used in cyberattacks are complex, frequently change and are difficult to anticipate.
Like other financial services firms, the Firm, its third-party providers and its clients continue to be the subject of unauthorized access attacks; mishandling, loss, theft or misuse of information; computer viruses or malware; cyberattacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or networks, impede our ability to execute or confirm settlement of transactions or cause other damage; ransomware; denial of

December 2024 Form 10-K	16

service attacks; data breaches; social engineering attacks; phishing attacks; and other events. There can be no assurance that such unauthorized access, mishandling or misuse of information, or cybersecurity incidents will not occur in the future and they could occur more frequently and on a more significant scale.
We maintain a significant amount of personal and confidential information on our customers, clients and certain counterparties that we are required to protect under various state, federal and international data protection and privacy laws. These laws may be in conflict with one another or courts and regulators may interpret them in ways that we had not anticipated or that adversely affect our business. A cyberattack, information or security breach, or a technology failure of ours or of a third party could jeopardize our or our clients’, employees’, partners’, vendors’ or counterparties’ personal, confidential, proprietary or other information processed and stored in, and transmitted through, our and our third parties’ computer systems and networks. Furthermore, such events could cause interruptions or malfunctions in our, our clients’, partners’, vendors’, counterparties’ or third parties’ operations, as well as the unauthorized release, gathering, monitoring, misuse, loss or destruction of personal, confidential, proprietary and other information of ours, our employees, our customers or of other third parties. Any of these events could result in reputational damage with our clients and the market, client dissatisfaction, additional costs to us to maintain and update our operational and security systems and infrastructure, violation of the applicable data protection and privacy laws, regulatory investigations and enforcement actions, litigation exposure, or fines or penalties, any of which could adversely affect our business, financial condition or results of operations.
Given our global footprint and the high volume of transactions we process; the large number of clients, partners, vendors and counterparties we interact with to conduct business; and the increasing sophistication of cyberattacks; a cyberattack or information or security breach could occur and persist for an extended period of time without detection. It could take considerable time for us to determine the scope, extent, amount and type of information compromised, and the impact of such an attack may not be fully understood. During such time, we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, if at all, all or any of which would further increase the costs and consequences of a cyberattack or information security incident.
While many of our agreements with partners and third parties include indemnification provisions, we may not be able to recover sufficiently, or at all, under such provisions to adequately offset any losses we may incur. In addition, although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover any or all losses we may incur, and we cannot be sure that such insurance will continue to be available to us on commercially reasonable terms, or at all, or that our insurers will not deny coverage as to any future claim.
We continue to make investments with a view toward maintaining and enhancing our cybersecurity, resilience and information security posture, including investments in technology and associated technology risk management activities. The cost of managing cybersecurity and information security risks and attacks, along with complying with new, increasingly expansive and evolving regulatory requirements, could adversely affect our results of operations and business.
Liquidity Risk
Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern, as well as the associated funding risks triggered by the market or idiosyncratic stress events that may negatively affect our liquidity and may impact our ability to raise new funding or the cost of new funding. For more information on how we monitor and manage liquidity risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures about Risk—Liquidity Risk.”
Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.
Liquidity is essential to our businesses. Our liquidity could be negatively affected by our inability to raise funding in the long-term or short-term debt capital markets, our inability to access the secured lending markets, our inability to attract and retain deposits, or unanticipated outflows of cash or collateral by customers or clients. Factors that we cannot control, such as volatility and disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding fiscal matters in the U.S. and other geographic areas, could impair our ability to raise funding.
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

17	December 2024 Form 10-K

If we are unable to raise funding using the methods described above, we would likely need to utilize other funding sources or finance or liquidate unencumbered assets, such as our investment portfolios or trading assets, to meet maturing liabilities or other obligations. We may be unable to sell some of our assets or we may have to sell assets at a discount to market value, either of which could adversely affect our results of operations, cash flows and financial condition.
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
Our credit ratings also can have an adverse impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as OTC and other derivative transactions, including credit derivatives and interest rate swaps. In connection with certain OTC trading agreements and certain other agreements associated with our Institutional Securities business segment, we may be required to provide additional collateral to, or immediately settle any outstanding liability balance with, certain counterparties in the event of a credit rating downgrade.
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
The Parent Company has no business operations and depends on dividends, distributions, loans and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Regulatory restrictions, tax restrictions or elections and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to laws, regulations and self-regulatory organization rules that, in certain circumstances, limit, as well as permit regulatory bodies to block or reduce, the flow of funds to the Parent Company, or that prohibit such transfers or dividends altogether, including steps to “ring fence” entities by regulators outside the U.S. to protect clients and creditors of such entities.
These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations. Furthermore, as a BHC, we may become subject to a prohibition or to limitations on our ability to pay dividends. The U.S. banking agencies have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends or other capital actions by the banking organizations they supervise, including us and our U.S. Bank Subsidiaries. See “We may be prevented from paying dividends or taking other capital actions because of regulatory constraints or revised regulatory capital requirements” under “Legal, Regulatory and Compliance Risk” herein.
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

December 2024 Form 10-K	18

The financial services industry is subject to extensive regulation, and changes in regulation will impact our business.
Like other major financial services firms, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges, and by regulators and exchanges in each of the major markets where we conduct our business, including an increasing number of complex sanctions and disclosure regimes. These laws and regulations, which may continue to increase in volume and complexity, significantly affect the way and costs of doing business and can restrict the scope of our existing businesses and limit our ability to expand our product offerings and pursue certain investments.
The Firm and its employees are subject to wide-ranging regulation and supervision, which, among other things, subject us to intensive scrutiny of our businesses and any plans for expansion of those businesses through acquisitions or otherwise, limitations on activities, a systemic risk regime that imposes heightened capital and liquidity and funding requirements, including the global implementation of capital standards established by the Basel Committee, and other enhanced prudential standards, resolution regimes and resolution planning requirements, requirements for maintaining minimum amounts of TLAC and external long-term debt, restrictions on activities and investments imposed by the Volcker Rule, comprehensive derivatives regulation, interest rate benchmark requirements, commodities regulation, market structure regulation, consumer protection regulation, AML, terrorist financing and anti-corruption rules and regulations, tax regulations and interpretations, antitrust laws, trade and transaction reporting obligations, requirements related to preventing the misuse of confidential information, including material non-public information, record-keeping requirements, broadened fiduciary obligations and disclosure requirements.
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
We are required to submit once every two years to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure. If the Federal Reserve and the FDIC were to jointly determine that our resolution plan submission was not credible or would not facilitate an orderly resolution, and if we were unsuccessful in addressing any deficiencies identified by the regulators, we or any of our subsidiaries may be subject to more stringent capital, leverage or liquidity requirements or restrictions on our growth, activities or operations, or after a two-year period, we may be required to divest assets or operations.
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
Further, because both our resolution plan contemplates an SPOE strategy under the U.S. Bankruptcy Code and the FDIC has indicated that it expects to use an SPOE strategy through which it may apply its orderly liquidation authority powers for a U.S. G-SIB, we believe that the application of an SPOE strategy is the reasonably likely outcome if either our resolution plan were implemented or a resolution proceeding were commenced under the orderly liquidation authority. An SPOE strategy generally contemplates the provision of adequate capital and liquidity by the Parent Company to certain of its subsidiaries so that such subsidiaries have the resources necessary to implement the resolution strategy, and the Parent Company has entered into a secured amended and restated support agreement with such entities, pursuant to which it would provide such capital and liquidity to such entities.
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

19	December 2024 Form 10-K

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

In addition, certain jurisdictions, including the U.K. and E.U. jurisdictions, have implemented changes to resolution regimes to provide resolution authorities with the ability to recapitalize a failing entity organized in such jurisdiction by writing down certain unsecured liabilities or converting certain unsecured liabilities into equity. Such “bail-in” powers are intended to enable the recapitalization of a failing institution by allocating losses to its shareholders and unsecured creditors. This may increase the overall level of capital and liquidity required by us on a consolidated basis and may result in limitations on our ability to efficiently distribute capital and liquidity among our affiliated entities, including in times of stress. Non-U.S. regulators are also considering requirements that certain subsidiaries of large financial institutions maintain minimum amounts of TLAC that would pass losses up from the subsidiaries to the Parent Company and, ultimately, to security holders of the Parent Company in the event of failure.
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

December 2024 Form 10-K	20

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

In some cases, the third-party entities that would otherwise be the primary defendants in such cases are bankrupt, in financial distress or may not honor applicable indemnification obligations. In other cases, including antitrust litigation, we may be subject to claims for joint and several liability with other defendants for treble damages or other relief related to alleged conspiracies involving other institutions. Like any large corporation, we are also subject to risk from potential employee misconduct, including noncompliance with policies, laws, rules and regulations, and improper use or disclosure of confidential information, or improper sales practices or other conduct.
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
We have devoted significant resources to develop our risk management strategies, models and processes, including our use of various risk models for assessing market, credit, liquidity and operational exposures and hedging strategies, stress testing and other analysis capabilities, and expect to continue to do so in the future. Nonetheless, our risk management capabilities may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated.

21	December 2024 Form 10-K

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
In addition, many models we use are based on assumptions or inputs regarding correlations among prices of various asset classes or other market indicators and, therefore, cannot anticipate sudden, unanticipated or unidentified market or economic movements, such as the impact of a pandemic or a sudden geopolitical conflict, which could cause us to incur losses.
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

There continues to be increasing concern over the risks of climate change and related sustainability matters. The physical risks of climate change include harm to people and property arising from acute, climate-related events, such as floods, hurricanes, heatwaves, droughts and wildfires, and chronic, longer-term shifts in climate patterns, such as higher global average temperatures, rising sea levels and long-term droughts. Such events could disrupt our operations or those of our clients or third parties on which we rely, including through direct damage to physical assets and indirect impacts from supply chain disruption and market volatility. These events could impact the ability of certain of our clients or customers to repay their obligations, reduce the value of collateral, increase costs, including the cost or availability of insurance coverage, and result in other adverse effects.

The transition risks of climate change include policy, legal, technology and market changes. Examples of these transition risks include changes in consumer and business sentiment, related technologies, shareholder preferences and any additional regulatory and legislative requirements, including increased disclosure or regulation of carbon emissions. These risks could increase our expenses and adversely impact our strategies. Negative impacts to certain of our clients, such as decreased profitability and asset write-downs, could also lead to increased credit and liquidity risk to us.

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

The risks associated with, and the perspective of regulators, governments, shareholders, employees and other stakeholders regarding climate change, as well as geopolitical events, continue to evolve rapidly, making it difficult to assess the ultimate impact on us of climate-related risks and uncertainties. As climate risk is interconnected with other risks, we have developed and continue to enhance processes to embed climate risk considerations into our risk management practices and governance structures. Despite our risk management practices, the unpredictability surrounding the timing and severity of climate-related events, and societal or political changes in reaction to them, make it difficult to predict, identify, monitor and mitigate climate risks.

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

December 2024 Form 10-K	22

over time as methodologies evolve and are refined. While we believe this information is the best available at the time, we may only be able to complete limited validation. Furthermore, modeling capabilities and methodologies to analyze climate-related risks, although improving, remain nascent and emerging and are subject to uncertainty due to limited historical trend information and the absence of standardized and comprehensive data. These and other factors could cause results to differ materially, which could impact our ability to manage climate-related risks.
Competitive Environment
We face strong competition from financial services firms and others, which could lead to pricing pressures that could materially adversely affect our revenues and profitability.
The financial services industry and all aspects of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, global investment banks, regional banks, broker-dealers, wire houses, private banks, registered investment advisers, digital investing platforms, traditional and alternative asset managers, financial technology firms and other companies offering financial and ancillary services in the U.S. and globally. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, technology, reputation, risk appetite and price.
We have experienced, and will likely continue to experience, increased competition in the U.S. and globally driven by established financial services firms and emerging firms, including non-financial companies and business models focusing on technology innovation, competing for the same clients and assets, or offering similar products and services to retail and institutional customers. It is also possible that competition may become even more intense as we continue to compete with financial or other institutions that may be, or will become, larger, or better capitalized, or may have a stronger local presence and longer operating history in certain geographies or products.
We have experienced, and may continue to experience, pricing pressures as a result of these factors and as some of our competitors seek to obtain market share by reducing prices and fees, paying higher interest rates on deposits, eliminating commissions or other fees or otherwise providing more favorable terms of business. In addition, certain of our competitors may be subject to different and, in some cases, less stringent, legal and regulatory regimes than we are, thereby putting us at a competitive disadvantage. For more information regarding the competitive environment in which we operate, see “Business—Competition” and “Business—Supervision and Regulation.”
Automated trading markets and the introduction and application of new technologies may adversely affect our business and may increase competition.
We continue to experience price competition in some of our businesses. In particular, the ability to execute securities, derivatives and other financial instrument trades electronically on exchanges, swap execution facilities and other automated trading platforms, and the introduction and application of new technologies, including generative artificial intelligence, will likely continue the pressure on revenues. The trend toward direct access to automated, electronic markets will likely continue as additional markets move to more automated trading platforms. We have experienced, and will likely continue to experience, competitive pressures in these and other areas in the future.
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
Compensation costs required to attract and retain employees may increase or the competitive market for talent may further intensify due to factors such as low unemployment, a strong job market and changes in employees’ expectations, concerns and preferences. The financial industry has experienced, and may continue to experience, more stringent regulation of employee compensation than other industries, which may or may not impact competitors. These more stringent regulations have shaped our compensation practices, which could have an adverse effect on our ability to hire or retain the most qualified employees.
International Risk
We are subject to numerous political, economic, legal, tax, operational, franchise and other risks as a result of our international operations that could adversely impact our businesses in many ways.
We are subject to numerous political, economic, legal, tax, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, increased taxes and levies, cybersecurity, data transfer and outsourcing restrictions, regulatory scrutiny regarding the use of new technologies, prohibitions on certain

23	December 2024 Form 10-K

types of foreign and capital market activities, limitations on cross-border listings and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability, including tensions between China and the U.S., the expansion or escalation of hostilities between Russia and Ukraine or in the Middle East, or the initiation or escalation of hostilities or terrorist activity around the world and the potential associated impacts on global and local economies and our operations. In many countries, the laws and regulations applicable to the securities and financial services industries and multinational corporations are uncertain, evolving and subject to sudden change or may be inconsistent with U.S. law. It may also be difficult for us to determine the exact requirements of local laws in every market or adapt to changes in law, which could adversely impact our businesses. Our inability to remain in compliance with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally. We are also subject to the risk that transactions we structure might not be legally enforceable in all cases.
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
A disease pandemic or other widespread health emergencies, natural disasters, climate-related incidents, terrorist activities or military actions, or social or political tensions, could create economic and financial disruptions in emerging markets or in other areas of the global economy that could adversely affect our businesses, or could lead to operational difficulties, including travel limitations and supply chain complications, that could impair our ability to manage or conduct our businesses around the world.
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
In connection with past or future acquisitions, divestitures, joint ventures, partnerships, minority stakes or strategic alliances (including with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)), we face numerous risks and uncertainties in combining, transferring, separating or integrating the relevant businesses and systems that may present operational and other risks, including the need to combine or separate accounting, data processing, technology and other systems, management controls and legal entities, and to integrate relationships with clients, trading counterparties and business partners. Certain of these strategic initiatives, and integration thereof, may cause us to incur incremental expenses and may also require incremental financial, management and other resources.
In the case of joint ventures, partnerships and minority stakes, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or franchise and reputational damage relating to systems, controls and personnel that are not under our control, and conflicts or disagreements between us and any of our partners may negatively impact the benefits to be achieved by the relevant partnerships.
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
Certain of our business initiatives, including expansions of existing businesses or the introduction of new products, may change our client or account profile or bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes, services, competitors and new markets. These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign, compliance and operational risks, as well as franchise and reputational concerns regarding the manner in which these assets are being operated or held, or services are being delivered.
For more information regarding the regulatory environment in which we operate, see also “Business—Supervision and Regulation.”

December 2024 Form 10-K	24

Cybersecurity

For a discussion of cybersecurity, see “Quantitative and Qualitative Disclosures about Risk— Operational Risk— Cybersecurity.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley,” “Firm,” “us,” “we” or “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-K. For an analysis of 2023 results compared with 2022 results, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC.
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
Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses and institutions. Wealth Management covers: financial advisor-led brokerage, custody, administrative and investment advisory services; self-directed brokerage services; financial and wealth planning services; workplace services, including stock plan administration; securities-based lending, residential and commercial real estate loans and other lending products; banking; and retirement plan services.
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
The results of operations in the past have been, and in the future may continue to be, materially affected by: competition; legislative, legal and regulatory developments; and other risk factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements”, “Business—Competition”, “Business—Supervision and Regulation”, “Risk Factors” and “Liquidity and Capital Resources—Regulatory Requirements” herein.

25	December 2024 Form 10-K

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Full Year Ended December 31, 2024
•The Firm reported net revenues of $61.8 billion and net income of $13.4 billion, reflecting strong results across our business segments.
•The Firm delivered ROE of 14.0% and ROTCE of 18.8% (see “Selected Non-GAAP Financial Information” herein).
•The Firm expense efficiency ratio was 71% compared to 77% in the prior year, reflecting higher revenues and expense discipline. In the prior year, the ratio was negatively impacted by specific severance costs of $353 million, integration-related expenses of $293 million, an FDIC special assessment of $286 million and higher legal expenses related to a $249 million settlement in connection with resolutions of investigations into the Firm’s blocks business. (See “Expenses” herein for more information).
•The Firm accreted $5.6 billion of Common Equity Tier 1 capital while supporting clients and returning capital to shareholders. At December 31, 2024, the Firm’s Standardized Common Equity Tier 1 capital ratio was 15.9%.
•Institutional Securities net revenues of $28.1 billion reflect higher results across businesses and regions on higher client activity and improved market conditions.
•Wealth Management delivered net revenues of $28.4 billion, reflecting higher Asset management and Transactional revenues. The pre-tax margin was 27.2%. Fee-based asset flows were $123 billion and the business added net new assets of $252 billion.
•Investment Management reported net revenues of $5.9 billion, primarily driven by asset management revenues on higher average AUM.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share
2024 Compared with 2023
•We reported net revenues of $61.8 billion in 2024, which increased by 14% compared with $54.1 billion in 2023. Net income applicable to Morgan Stanley was $13.4 billion in 2024, which increased by 47% compared with $9.1 billion in 2023. Diluted earnings per common share was $7.95 in 2024, which increased by 53% compared with $5.18 in 2023.

December 2024 Form 10-K	26

Management’s Discussion and Analysis
Non-Interest Expenses
($ in millions)
•Compensation and benefits expenses of $26,178 million in 2024 increased 7% from the prior year, primarily due to an increase in the formulaic payout to Wealth Management representatives and higher discretionary incentive compensation, both on higher revenues, partially offset by lower severance costs.
In 2023, Compensation and benefits expenses included severance costs of $353 million, primarily associated with a specific Firmwide reduction in workforce during the second quarter of 2023. We recorded severance costs of $220 million in the Institutional Securities business segment, $105 million in the Wealth Management business segment, and $28 million in the Investment Management business segment for 2023.
In 2022, Compensation and benefits expenses included severance costs of $133 million, associated with a specific Firmwide reduction in workforce during the fourth quarter of 2022. We recorded severance costs of $88 million in the Institutional Securities business segment, $30 million in the Wealth Management business segment, and $15 million in the Investment Management business segment for 2022. These specific reductions in workforce occurred across the Firm’s business segments and geographic regions, impacted approximately 4% and 1% of the Firm’s global workforce in 2023 and 2022, respectively, and resulted from the Firm’s review of its global workforce, operating expenses and the business environment following the acquisitions of E*TRADE Financial Corporation (“E*TRADE”) and Eaton Vance Corp. (“Eaton Vance”), rather than a change in strategy or exit of businesses. These costs were primarily incurred in the Americas and EMEA, with the majority in the Americas.
•Non-compensation expenses of $17,723 million in 2024 increased 3% from the prior year, primarily driven by higher execution-related expenses and increased technology spend, partially offset by lower legal expenses and lower FDIC special assessment cost.
In 2023, integration-related expenses were $293 million, of which $201 million related to the integration of E*TRADE within the Wealth Management business segment and $92 million related to the integration of Eaton Vance within the Investment Management business segment. In 2022, integration-related expenses were $470 million, of which $357 million related to the integration of E*TRADE within the Wealth Management business segment and $113 million related to the integration of Eaton Vance within the Investment Management business segment. Integration-related expenses primarily included non-compensation expenses such as information technology expense related to the consolidation of platforms, and professional fees related to changes in legal entity structures and the integration of clients, within both Wealth Management and Investment Management business segments. Integration-related activities were substantially completed as of December 31, 2023.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $264 million in 2024 was primarily related to certain specific commercial real estate loans and growth in the corporate loan portfolio, partially offset by improvements in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments of $532 million in 2023 was primarily related to credit deterioration in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio, and modest growth in certain other loan portfolios.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Business Segment Results
Net Revenues by Segment1
($ in millions)

27	December 2024 Form 10-K

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
•Institutional Securities net revenues of $28,080 million in 2024 increased 22% from the prior year, reflecting higher results across businesses, particularly in Equity and underwriting results within Investment Banking.
•Wealth Management net revenues of $28,420 million in 2024 increased 8% from the prior year, primarily reflecting higher Asset management revenues and Transactional revenues, partially offset by lower Net interest income.
•Investment Management net revenues of $5,861 million in 2024 increased 9% from the prior year, primarily reflecting higher Asset management and related fees and higher Performance-based income and other revenues.
Net Revenues by Region1
($ in millions)
1.For a discussion of how the geographic breakdown of net revenues is determined, see Note 22 to the financial statements.
•Americas net revenues in 2024 increased 13% from the prior year, primarily driven by higher Asset management revenues within the Wealth Management business segment and higher results across businesses within the Institutional Securities business segment.
•EMEA net revenues in 2024 increased 19% from the prior year, primarily driven by higher results across businesses within the Institutional Securities business segment.
•Asia net revenues in 2024 increased 19% from the prior year, primarily driven by higher results from Equity and Investment Banking within the Institutional Securities business segment.
Selected Financial Information and Other Statistical Data

$ in millions, except per share data	2024	2023	2022
Consolidated results
Net revenues	$61,761	$54,143	$53,668
Earnings applicable to Morgan Stanley common shareholders	$12,800	$8,530	$10,540
Earnings per diluted common share	$7.95	$5.18	$6.15

Consolidated financial measures
Expense efficiency ratio[1]	71%	77%	73%
ROE[2]	14.0%	9.4%	11.2%
ROTCE[2,3]	18.8%	12.8%	15.3%
Pre-tax margin[4]	28%	22%	26%
Effective tax rate	23.1%	21.9%	20.7%
Pre-tax margin by segment[4]
Institutional Securities	31%	19%	28%
Wealth Management	27%	25%	27%
Investment Management	19%	16%	15%

$ in millions, except per share data, worldwide employees and client assets	At December 31, 2024	At December 31, 2023
Average liquidity resources for three months ended[5]	$345,440	$314,504
Loans[6]	$246,814	$226,828
Total assets	$1,215,071	$1,193,693
Deposits	$376,007	$351,804
Borrowings	$288,819	$263,732
Common equity	$94,761	$90,288
Tangible common equity[3]	$71,604	$66,527
Common shares outstanding	1,607	1,627
Book value per common share[7]	$58.98	$55.50
Tangible book value per common share[3,7]	$44.57	$40.89
Worldwide employees (in thousands)	80	80
Client assets[8] (in billions)	$7,860	$6,588

Capital ratios[9]
Common Equity Tier 1 capital—Standardized	15.9%	15.2%
Tier 1 capital—Standardized	18.0%	17.1%
Common Equity Tier 1 capital—Advanced	15.7%	15.5%
Tier 1 capital—Advanced	17.8%	17.4%
Tier 1 leverage	6.9%	6.7%
SLR	5.6%	5.5%
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

December 2024 Form 10-K	28

Management’s Discussion and Analysis
8.Client assets represent the sum of Wealth Management client assets and Investment Management AUM. Certain Wealth Management client assets are invested in Investment Management products and are therefore also included in Investment Management’s AUM.
9.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
Economic and Market Conditions
The economic environment, client and investor confidence and overall market sentiment improved in 2024. While interest rates declined in recent months, elevated inflation, geopolitical risks including ongoing tensions in the Middle East, uncertainties surrounding government and policy developments in the markets we operate in and the timing and pace of further interest rate actions present ongoing risks to the economic environment. These factors have impacted, and could continue to impact capital markets and our businesses, as discussed further in “Business Segments” herein.
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
We present certain non-GAAP financial measures that exclude the impact of mark-to-market gains and losses, net of financing costs on DCP investments from net revenues. We also exclude the impact of mark-to-market gains and losses on DCP from compensation expenses. The impact of DCP investments and DCP are primarily reflected in our Wealth Management business segment results. These measures allow for better comparability of period-to-period underlying operating performance and revenue trends. By excluding the impact of these items, we are better able to describe the business drivers and resulting impact to net revenues and corresponding change to the associated compensation expenses. For additional information on DCP, refer to “Other Matters” herein.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

$ in millions	2024	2023	2022
Net revenues	$61,761	$54,143	$53,668
Adjustment for mark-to-market losses (gains) on DCP[1]	(363)	(434)	1,198
Adjusted Net revenues—non-GAAP	$61,398	$53,709	$54,866
Compensation expense	$26,178	$24,558	$23,053
Adjustment for mark-to-market losses (gains) on DCP[1]	(672)	(668)	716
Adjusted Compensation expense—non-GAAP	$25,506	$23,890	$23,769
Wealth Management Net revenues	$28,420	$26,268	$24,417
Adjustment for mark-to-market losses (gains) on DCP[1]	(239)	(282)	858
Adjusted Wealth Management Net revenues—non-GAAP	$28,181	$25,986	$25,275
Wealth Management Compensation expense	$15,207	$13,972	$12,534
Adjustment for mark-to-market losses (gains) on DCP[1]	(431)	(412)	530
Adjusted Wealth Management Compensation expense—non-GAAP	$14,776	$13,560	$13,064
1.Net revenues and compensation expense are adjusted for DCP for both Firm and Wealth Management business segment. See “Other Matters” herein for more information.

	At December 31,
$ in millions	2024	2023	2022
Tangible equity
Common equity	$94,761	$90,288	$91,391
Less: Goodwill and net intangible assets	(23,157)	(23,761)	(24,268)
Tangible common equity—non-GAAP	$71,604	$66,527	$67,123

29	December 2024 Form 10-K

Management’s Discussion and Analysis

	Average Monthly Balance
$ in millions	2024	2023	2022
Tangible equity
Common equity	$91,699	$90,819	$93,873
Less: Goodwill and net intangible assets	(23,482)	(24,013)	(24,789)
Tangible common equity—non-GAAP	$68,217	$66,806	$69,084
Non-GAAP Financial Measures by Business Segment

$ in billions	2024	2023	2022
Average common equity[1]
Institutional Securities	$45.0	$45.6	$48.8
Wealth Management	29.1	28.8	31.0
Investment Management	10.8	10.4	10.6
ROE[2]
Institutional Securities	14%	7%	10%
Wealth Management	20%	17%	16%
Investment Management	8%	6%	6%
Average tangible common equity[1]
Institutional Securities	$44.6	$45.2	$48.3
Wealth Management	15.5	14.8	16.3
Investment Management	1.1	0.7	0.8
ROTCE[2]
Institutional Securities	14%	7%	10%
Wealth Management	37%	33%	31%
Investment Management	76%	88%	86%
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

December 2024 Form 10-K	30

Management’s Discussion and Analysis
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
Within the Wealth Management business segment, commissions and fees arise from client transactions including in equity securities, insurance products, mutual funds, alternative investments, futures and options. Wealth Management also earns revenues from order flow payments for directing customer orders to broker-dealers, exchanges and market centers for execution.
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
Provision for Credit Losses
The Provision for credit losses includes the provision for credit losses for loans and lending commitments held for investment.

31	December 2024 Form 10-K

Management’s Discussion and Analysis
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
Compensation Expense
Compensation and benefits expenses include base salaries and fixed allowances, formulaic programs, discretionary incentive compensation, amortization of deferred cash and equity awards, changes in the fair value of DCP investments, carried interest allocated to employees, severance costs, and other items such as health and welfare benefits. For additional information on DCP, refer to “Other Matters” herein.
The factors that drive compensation for our employees vary from period to period, from segment to segment and within a segment. For certain revenue-producing employees in the Wealth Management and Investment Management business segments, compensation is largely paid on the basis of formulaic payouts that link employee compensation to revenues. Compensation for other employees, including revenue-producing employees in the Institutional Securities business segment and employees in corporate support functions, include base salary and benefits and may also include incentive compensation that is determined following the assessment of the performance of the Firm, business unit and individual.
Income Taxes
The Income tax provision for our business segments is generally determined based on the revenues, expenses and activities directly attributable to each business segment. Certain items have been allocated to each business segment, generally in proportion to its respective net revenues or other relevant measures.

December 2024 Form 10-K	32

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

				% Change
$ in millions	2024	2023	2022	2024	2023
Revenues
Advisory	$2,378	$2,244	$2,946	6%	(24)%
Equity	1,599	889	851	80%	4%
Fixed income	2,193	1,445	1,438	52%	—%
Total Underwriting	3,792	2,334	2,289	62%	2%
Total Investment banking	6,170	4,578	5,235	35%	(13)%
Equity	12,230	9,986	10,769	22%	(7)%
Fixed income	8,418	7,673	9,022	10%	(15)%
Other	1,262	823	(633)	53%	N/M
Net revenues	28,080	23,060	24,393	22%	(5)%
Provision for credit losses	202	401	211	(50)%	90%
Compensation and benefits	8,669	8,369	8,246	4%	1%
Non-compensation expenses	10,460	9,814	9,221	7%	6%
Total non-interest expenses	19,129	18,183	17,467	5%	4%
Income before provision for income taxes	8,749	4,476	6,715	95%	(33)%
Provision for income taxes	1,947	884	1,308	120%	(32)%
Net income	6,802	3,592	5,407	89%	(34)%
Net income applicable to noncontrolling interests	136	139	165	(2)%	(16)%
Net income applicable to Morgan Stanley	$6,666	$3,453	$5,242	93%	(34)%
Investment Banking
Investment Banking Volumes

$ in billions	2024	2023	2022
Completed mergers and acquisitions[1]	$628	$677	$881
Equity and equity-related offerings[2,3]	63	32	23
Fixed income offerings[2,4]	323	236	229
Source: LSEG Data & Risk Analytics (formerly known as Refinitiv) as of January 2, 2025. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Net revenues of $6,170 million in 2024 increased 35% compared with the prior year, reflecting an increase in underwriting and Advisory revenues.
•Advisory revenues increased primarily due to higher completed M&A transactions.
•Equity underwriting revenues increased primarily on higher initial public offerings and follow-on offerings.
•Fixed income underwriting revenues increased primarily reflecting higher bond issuances, non-investment grade loan issuances and securitized products revenues.
While Investment Banking results improved from the prior year, we continue to operate in a market environment with lower completed M&A activity relative to longer-term averages.

See “Investment Banking Volumes” herein.
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	2024
$ in millions	Trading	Fees[1]	Net Interest[2]	All Other[3]	Total
Financing	$8,135	$566	$(2,840)	$17	$5,878
Execution services	3,702	2,591	(291)	350	6,352
Total Equity	$11,837	$3,157	$(3,131)	$367	$12,230
Total Fixed income	$8,464	$394	$(730)	$290	$8,418

	2023
$ in millions	Trading	Fees[1]	Net Interest[2]	All Other[3]	Total
Financing	$7,206	$524	$(2,886)	$66	$4,910
Execution services	2,919	2,235	(190)	112	5,076
Total Equity	$10,125	$2,759	$(3,076)	$178	$9,986
Total Fixed income	$7,848	$375	$(975)	$425	$7,673

	2022
$ in millions	Trading	Fees[1]	Net Interest[2]	All Other[3]	Total
Financing	$5,223	$535	$(257)	$36	$5,537
Execution services	2,947	2,462	(81)	(96)	5,232
Total Equity	$8,170	$2,997	$(338)	$(60)	$10,769
Total Fixed income	$7,711	$341	$922	$48	$9,022
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $12,230 million in 2024 increased 22% compared with the prior year, reflecting an increase in both Execution services and Financing, particularly in Asia and the Americas.
•Financing revenues increased primarily due to higher client activity and lower funding and liquidity costs.
•Execution services revenues increased primarily due to higher gains on inventory held to facilitate client activity and increased client activity in derivatives and cash equities.
Fixed Income
Net revenues of $8,418 million in 2024 increased 10% compared with the prior year, reflecting an increase across businesses, particularly in Credit and Global macro products.
•Global macro products increased primarily due to lower losses on foreign exchange products and higher gains on rates products, on inventory held to facilitate client activity.
•Credit products revenues increased primarily due to higher lending and securitized products revenues and lower losses

33	December 2024 Form 10-K

Management’s Discussion and Analysis
on inventory held to facilitate client activity in corporate credit products.
•Commodities products and other fixed income revenues were relatively unchanged.
Other Net Revenues
Other net revenues were $1,262 million in 2024 compared with $823 million in the prior year, primarily due to lower mark-to-market losses on corporate loans, inclusive of hedges, and higher net interest income and fees on corporate loans.
Provision for Credit Losses
In 2024, the Provision for credit losses on loans and lending commitments of $202 million was primarily related to growth in the corporate loan portfolio and provisions for certain specific commercial real estate loans, partially offset by improvements in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments of $401 million in 2023 was primarily related to credit deterioration in the commercial real estate sector, including provisions for certain specific loans, mainly in the office portfolio, and modest growth in certain other loan portfolios.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-Interest Expenses
Non-interest expenses of $19,129 million in 2024 increased 5% compared with the prior year as a result of higher Non-compensation expenses and Compensation and benefits expenses.
•Compensation and benefits expenses increased primarily reflecting higher discretionary incentive compensation on higher revenues, partially offset by lower severance costs.
•Non-compensation expenses increased primarily reflecting higher execution-related expenses and increased technology spend, partially offset by lower legal expenses and lower FDIC special assessment cost.

December 2024 Form 10-K	34

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

				% Change
$ in millions	2024	2023	2022	2024	2023
Revenues
Asset management	$16,501	$14,019	$13,872	18%	1%
Transactional[1]	3,864	3,556	2,473	9%	44%
Net interest	7,313	8,118	7,429	(10)%	9%
Other[2]	742	575	643	29%	(11)%
Net revenues	28,420	26,268	24,417	8%	8%
Provision for credit losses	62	131	69	(53)%	90%
Compensation and benefits	15,207	13,972	12,534	9%	11%
Non-compensation expenses	5,411	5,635	5,231	(4)%	8%
Total non-interest expenses	20,618	19,607	17,765	5%	10%
Income before provision for income taxes	7,740	6,530	6,583	19%	(1)%
Provision for income taxes	1,852	1,508	1,444	23%	4%
Net income applicable to Morgan Stanley	$5,888	$5,022	$5,139	17%	(2)%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues.
2.Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At December 31, 2024	At December 31, 2023
Total client assets[1]	$6,194	$5,129
U.S. Bank Subsidiary loans	$160	$147
Margin and other lending[2]	$28	$21
Deposits[3]	$370	$346
Annualized weighted average cost of deposits[4]
Period end	2.73%	2.92%
Period average	3.05%	2.43%

	2024	2023	2022
Net new assets	$251.7	$282.3	$311.3
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
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products. Amounts at December 31, 2024 include the effect of related hedging derivatives. Amounts at December 31, 2023 exclude the effect of related hedging derivatives, which did not have a material impact on the cost of deposits. The period end cost of deposits is based upon balances and rates as of December 31, 2024 and December 31, 2023. The period average is based on daily balances and rates for the period.
Net New Assets (NNA)
NNA represent client asset inflows, inclusive of interest, dividends and asset acquisitions, less client asset outflows, and exclude the impact of business combinations/divestitures and the impact of fees and commissions. The level of NNA in a given period is influenced by a variety of factors, including macroeconomic factors that impact client investment and spending behaviors, seasonality, our ability to attract and retain financial advisors and clients, capital market and corporate activities which may impact the amount of assets in certain client channels, and large idiosyncratic inflows and outflows. These factors have had an impact on our NNA in recent periods. Should these factors continue, the growth rate of our NNA may be impacted.
Advisor-Led Channel

$ in billions	At December 31, 2024	At December 31, 2023
Advisor-led client assets[1]	$4,758	$3,979
Fee-based client assets[2]	$2,347	$1,983
Fee-based client assets as a percentage of advisor-led client assets	49%	50%

	2024	2023	2022
Fee-based asset flows[3]	$123.1	$109.2	$162.8
1.Advisor-led client assets represent client assets in accounts that have a Wealth Management representative assigned.
2.Fee‐based client assets represent the amount of client assets where the basis of payment for services is a fee calculated on those assets.
3.Fee-based asset flows include net new fee-based assets (including asset acquisitions), net account transfers, dividends, interest and client fees, and exclude institutional cash management related activity. For a description of the Inflows and Outflows included in Fee-based asset flows, see Fee-based client assets herein.
Self-Directed Channel

	At December 31, 2024	At December 31, 2023
Self-directed assets (in billions)[1]	$1,437	$1,150
Self-directed households (in millions)[2]	8.3	8.1

	2024	2023	2022
Daily average revenue trades (“DARTs”) (in thousands)[3]	837	759	864
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

	At December 31, 2024	At December 31, 2023
Workplace unvested assets (in billions)[2]	$475	$416
Number of participants (in millions)[3]	6.6	6.6
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
Net Revenues
Asset Management
Asset management revenues of $16,501 million in 2024 increased 18% compared with the prior year, reflecting higher fee-based assets due to higher market levels and the cumulative impact of positive fee-based flows.
See “Fee-Based Client Assets Rollforwards” herein.
Transactional Revenues
Transactional revenues of $3,864 million in 2024 increased 9% compared with the prior year, reflecting higher client activity particularly in equity-related transactions.

35	December 2024 Form 10-K

Management’s Discussion and Analysis
Net Interest
Net interest revenues of $7,313 million in 2024 decreased 10% compared with the prior year, primarily due to lower average sweep deposits, partially offset by higher yields on our investment portfolio and lending growth.
The level and pace of interest rate changes and other macroeconomic factors have impacted client preferences for cash allocation to higher-yielding products and client demand for loans. These factors, along with other developments, such as pricing changes to certain deposit types due to various competitive dynamics, have impacted our net interest income. To the extent they persist, or other factors arise, such as central bank actions and changes in the path of interest rates, net interest income may be impacted in future periods.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $62 million in 2024 was primarily related to certain specific commercial real estate and securities-based loans, and portfolio growth, partially offset by improvements in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments of $131 million in 2023 was primarily related to deteriorating conditions in the commercial real estate sector including provisions for certain specific loans, mainly in the office portfolio.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-Interest Expenses
Non-interest expenses of $20,618 million in 2024 increased 5% compared with the prior year, as a result of higher Compensation and benefits expenses, partially offset by lower Non-compensation expenses.
•Compensation and benefits expenses increased, primarily due to an increase in the formulaic payout to Wealth Management representatives on higher compensable revenues.
•Non-compensation expenses decreased, primarily driven by lower professional services and legal expenses and lower FDIC special assessment cost, partially offset by higher technology spend.
Fee-Based Client Assets Rollforwards

$ in billions	At December 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	At December 31, 2024
Separately managed[4]	$589	$69	$(38)	$99	$719
Unified managed	501	120	(56)	48	613
Advisor	188	31	(35)	23	207
Portfolio manager	645	120	(88)	73	750
Subtotal	$1,923	$340	$(217)	$243	$2,289
Cash management	60	57	(59)	—	58
Total fee-based client assets	$1,983	$397	$(276)	$243	$2,347

$ in billions	At December 31, 2022	Inflows[1]	Outflows[2]	Market Impact[3]	At December 31, 2023
Separately managed[4]	$501	$70	$(23)	$41	$589
Unified managed	408	96	(56)	53	501
Advisor	167	29	(32)	24	188
Portfolio manager	552	98	(73)	68	645
Subtotal	$1,628	$293	$(184)	$186	$1,923
Cash management	50	60	(50)	—	60
Total fee-based client assets	$1,678	$353	$(234)	$186	$1,983

$ in billions	At December 31, 2021	Inflows[1,5]	Outflows[2]	Market Impact[3]	At December 31, 2022
Separately managed[4]	$479	$141	$(25)	$(94)	$501
Unified managed	467	76	(50)	(85)	408
Advisor	211	29	(35)	(38)	167
Portfolio manager	636	94	(67)	(111)	552
Subtotal	$1,793	$340	$(177)	$(328)	$1,628
Cash management	46	38	(34)	—	50
Total fee-based client assets	$1,839	$378	$(211)	$(328)	$1,678
1.Inflows include new accounts, account transfers, deposits, dividends and interest.
2.Outflows include closed or terminated accounts, account transfers, withdrawals and client fees.
3.Market impact includes realized and unrealized gains and losses on portfolio investments.
4.Includes non-custody account values based on asset values reported on a quarter lag by third-party custodians.
5.Includes $75 billion of fee-based assets acquired in an asset acquisition in the first quarter of 2022, reflected in Separately managed.

Average Fee Rates1

Fee rate in bps	2024	2023	2022
Separately managed	12	12	12
Unified managed	91	92	94
Advisor	79	80	81
Portfolio manager	89	91	92
Subtotal	65	65	66
Cash management	6	6	6
Total fee-based client assets	63	64	65
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
Asset management revenues within the Wealth Management segment are primarily generated from the following types of accounts:
•Separately managed—accounts by which third party and affiliated asset managers are engaged to manage clients’ assets with investment decisions made by the asset

December 2024 Form 10-K	36

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

37	December 2024 Form 10-K

Management’s Discussion and Analysis
Investment Management
Income Statement Information

				% Change
$ in millions	2024	2023	2022	2024	2023
Revenues
Asset management and related fees	$5,627	$5,231	$5,332	8%	(2)%
Performance-based income and other[1]	234	139	43	68%	N/M
Net revenues	5,861	5,370	5,375	9%	—%
Compensation and benefits	2,302	2,217	2,273	4%	(2)%
Non-compensation expenses	2,422	2,311	2,295	5%	1%
Total non-interest expenses	4,724	4,528	4,568	4%	(1)%
Income before provision for income taxes	1,137	842	807	35%	4%
Provision for income taxes	275	199	162	38%	23%
Net income	862	643	645	34%	—%
Net income applicable to noncontrolling interests	3	4	(15)	(25)%	127%
Net income applicable to Morgan Stanley	$859	$639	$660	34%	(3)%
1.Includes Investments and Trading, Net interest and Other revenues.

Net Revenues
Asset Management and Related Fees
Asset management and related fees of $5,627 million in 2024 increased 8% compared with the prior year, primarily driven by higher average AUM on higher market levels.
Asset management revenues are influenced by the level, relative mix of AUM and related fee rates. While higher market levels drove increases in average AUM in the current year period, there were continued net outflows in the Equity asset class, which may be influenced by the structure and performance of our investment strategies and products relative to their benchmarks, offset by higher net inflows in the Alternatives and Solutions and Fixed Income asset classes reflecting client preferences. To the extent these conditions continue, we would expect our Asset management revenue to continue to be impacted.
See “Assets Under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues increased to $234 million in 2024, from $139 million in the prior year, primarily due to higher accrued carried interest in infrastructure and real estate funds, partially offset by lower accrued carried interest in certain private equity funds.
Non-Interest Expenses
Non-interest expenses of $4,724 million in 2024 increased 4% from the prior year, as a result of higher Non-compensation and Compensation and benefits expenses.
•Compensation and benefits expenses increased primarily due to higher compensation associated with carried interest.
•Non-compensation expenses increased primarily due to higher distribution expenses on higher AUM.

December 2024 Form 10-K	38

Management’s Discussion and Analysis
Assets Under Management or Supervision Rollforwards

$ in billions	At Dec 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At Dec 31, 2024
Equity	$295	$44	$(66)	$49	$(10)	$312
Fixed Income	171	69	(49)	7	(6)	192
Alternatives and Solutions	508	140	(108)	62	(9)	593
Long-Term AUM	$974	$253	$(223)	$118	$(25)	$1,097
Liquidity and Overlay Services	485	2,349	(2,268)	20	(17)	569
Total	$1,459	$2,602	$(2,491)	$138	$(42)	$1,666

$ in billions	At Dec 31, 2022	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4,5]	At Dec 31, 2023
Equity	$259	$40	$(57)	$57	$(4)	$295
Fixed Income	173	56	(62)	11	(7)	171
Alternatives and Solutions	431	108	(91)	57	3	508
Long-Term AUM	$863	$204	$(210)	$125	$(8)	$974
Liquidity and Overlay Services	442	2,282	(2,244)	20	(15)	485
Total	$1,305	$2,486	$(2,454)	$145	$(23)	$1,459

$ in billions	At Dec 31, 2021	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At Dec 31, 2022
Equity	$395	$56	$(74)	$(106)	$(12)	$259
Fixed Income	207	66	(78)	(16)	(6)	173
Alternatives and Solutions	466	102	(83)	(47)	(7)	431
Long-Term AUM	$1,068	$224	$(235)	$(169)	$(25)	$863
Liquidity and Overlay Services	497	2,224	(2,268)	(6)	(5)	442
Total	$1,565	$2,448	$(2,503)	$(175)	$(30)	$1,305
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

Average AUM

$ in billions	2024	2023	2022
Equity	$305	$279	$298
Fixed income	180	170	186
Alternatives and Solutions	557	466	435
Long-Term AUM Subtotal	1,042	915	919
Liquidity and Overlay Services	498	464	462
Total AUM	$1,540	$1,379	$1,381
Average Fee Rates1

Fee rate in bps	2024	2023	2022
Equity	71	71	70
Fixed income	36	35	35
Alternatives and Solutions	28	32	34
Long-Term AUM	42	44	46
Liquidity and Overlay Services	12	13	11
Total AUM	32	34	34
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

39	December 2024 Form 10-K

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
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At December 31, 2024	At December 31, 2023
Investment securities:
Available-for-sale at fair value	$76.5	$66.6
Held-to-maturity	47.8	51.4
Total Investment securities	$124.3	$118.0
Wealth Management loans[2]
Residential real estate	$66.6	$60.3
Securities-based lending and Other[3]	92.9	86.2
Total Wealth Management loans	$159.5	$146.5
Institutional Securities loans[2]
Corporate	$7.1	$10.1
Secured lending facilities	50.2	40.8
Commercial and Residential real estate	10.5	10.7
Securities-based lending and Other	5.6	4.1
Total Institutional Securities loans	$73.4	$65.7
Total assets	$434.8	$396.1
Deposits[4]	$369.7	$346.1
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
We invest directly, as principal, in financial instruments and other investments to economically hedge certain of our obligations under these DCP awards. Changes in the fair value of such investments, net of financing costs, are recorded in net revenues, and included in Transactional revenues in the Wealth Management business segment. Although changes in compensation expense resulting from changes in the fair value of the referenced investments will generally be offset by changes in the fair value of investments recognized in net revenues, there is typically a timing difference between the immediate recognition of gains and losses on our investments and the deferred recognition of the related compensation expense over the vesting period. While this timing difference may not be material to our Income before provision for income taxes in any individual period, it may impact the Wealth Management business segment reported ratios and operating metrics in certain periods due to potentially significant impacts to net revenues and compensation expenses. At December 31, 2024 and December 31, 2023, substantially all employee-referenced investments that subjected the Firm to price risk were economically hedged.
Amounts Recognized in Compensation Expense

$ in millions	2024	2023	2022
Deferred cash-based awards	$770	$693	$761
Return on referenced investments	672	668	(716)
Total recognized in compensation expense	$1,442	$1,361	$45
Amounts Recognized in Compensation Expense by Segment

$ in millions	2024	2023	2022
Institutional Securities	$150	$162	$(97)
Wealth Management	1,100	984	11
Investment Management	192	215	131
Total recognized in compensation expense	$1,442	$1,361	$45

December 2024 Form 10-K	40

Management’s Discussion and Analysis
Projected Future Compensation Obligation1

$ in millions
Award liabilities at December 31, 2024[2,3]	$5,658
Fully vested amounts to be distributed by the end of February 2025[4]	(772)
Unrecognized portion of prior awards at December 31, 2024[3]	1,590
2024 performance year awards granted in 2025[3]	432
Total[5]	$6,908
1.Amounts relate to performance years 2024 and prior.
2.Balance is reflected in Other liabilities and accrued expenses in the balance sheet as of December 31, 2024.
3.Amounts do not include assumptions regarding forfeitures or assumptions about future market conditions with respect to referenced investments.
4.Distributions after February of each year are generally immaterial.
5.Of the total projected future compensation obligation, approximately 18% relates to Institutional Securities, approximately 74% relates to Wealth Management and approximately 8% relates to Investment Management.
The previous table presents a rollforward of the Firm’s estimated projected future compensation obligation for existing deferred cash-based compensation awards, exclusive of any assumptions about future market conditions with respect to referenced investments.
Projected Future Compensation Expense1

$ in millions
Estimated to be recognized in:
2025	$623
2026	389
Thereafter	1,010
Total	$2,022
1.Amounts relate to performance years 2024 and prior, and do not include assumptions regarding forfeitures or assumptions about future market conditions with respect to referenced investments.
The previous table sets forth an estimate of compensation expense associated with the projected future compensation obligation. Our projected future compensation obligation and expense for DCP for performance years 2024 and prior are forward-looking statements subject to uncertainty. Actual results may be materially affected by various factors, including, among other things: the performance of each participant’s referenced investments; changes in market conditions; participants’ allocation of their deferred awards; and participant cancellations or accelerations. See “Forward-Looking Statements” and “Risk Factors” for additional information.
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
We are currently evaluating the following accounting updates; however, we do not expect a material impact on our financial condition or results of operations upon adoption:

•Disaggregation of Income Statement Expenses. This update requires quantitative and qualitative disclosure of certain expense categories contained within their relevant expense lines in the income statement, including but not limited to: (1) employee compensation; (2) depreciation; and (3) intangible asset amortization. The update requires the disaggregation of these expense lines in a tabular format in the notes to the financial statements, including the separate disclosure of certain other expenses and gains or losses included within these expense lines which are required under existing U.S. GAAP, with all other expenses permitted to be disclosed in an “other items” category. Additionally, the update requires disclosure of the total amount and definition of the Firm’s selling expenses. The update is effective for annual periods beginning January 1, 2027, and interim reporting periods beginning January 1, 2028, with early adoption permitted.
•Income Tax Disclosures. This update enhances annual income tax disclosures primarily to further disaggregate disclosures related to the income tax rate reconciliation and income taxes paid. For the income tax rate reconciliation, this update requires (1) disclosure of specific categories of reconciling items (where applicable), and (2) providing additional information for reconciling items that meet a quantitative threshold. For income taxes paid (net of refunds), this update requires disclosure of amounts disaggregated by (1) federal, state, and foreign taxes; and (2) individual jurisdictions that meet a quantitative threshold. Additionally, the update requires disclosure of (1) income (or loss) before income taxes, disaggregated between domestic and foreign; and (2) income tax expense disaggregated by federal, state and foreign. The update is effective for annual periods beginning January 1, 2025, with early adoption permitted.

Critical Accounting Estimates
Our financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions (see Note 1 to the financial statements). We believe that of our significant accounting policies (see Note 2 to the financial statements), the following policies involve a higher degree of judgment and complexity.

41	December 2024 Form 10-K

Management’s Discussion and Analysis
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
In determining fair value, we use various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs, and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels: wherein Level 1 represents quoted prices in active markets, Level 2 represents valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. The fair values for the substantial majority of our financial assets and liabilities carried at fair value are based on observable prices and inputs and are classified in level 1 or 2, of the fair value hierarchy. Level 3 financial assets represented 0.9% and 1.2% of our total assets, as of December 31, 2024 and December 31, 2023, respectively.
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

December 2024 Form 10-K	42

Management’s Discussion and Analysis
At each annual goodwill impairment testing date, each of our reporting units with goodwill had a fair value that was substantially in excess of its carrying value.
Intangible Assets
Intangible assets are initially recorded at cost, or in the situation where acquired as part of a business combination, at the fair value determined as part of the acquisition method of accounting. Subsequently, amortizable intangible assets are carried in the balance sheet at amortized cost, where amortization is recognized over their estimated useful lives. Indefinite-lived intangible assets are not amortized but are tested for impairment on an annual basis as of July 1 and on an interim basis when certain events or circumstances exist.
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
For both goodwill and intangible assets, to the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For amortizable intangible assets, the new cost basis is amortized over the remaining useful life of that asset. Unanticipated declines in our revenue-generating capability, adverse market or economic events, and regulatory actions, could result in material impairment charges in future periods.
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
We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, and involving, among other matters, sales, financing, prime brokerage, market-making activities, investment banking advisory services, capital markets activities, financial products or offerings sponsored, underwritten or sold by us, wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.
We contest liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the financial statements and we can reasonably estimate the amount of that loss or the range of loss, we accrue an estimated loss by a charge to income.
In many legal proceedings and investigations, it is inherently difficult to determine whether any loss is probable or reasonably possible, or to estimate the amount of any loss. In addition, even where we have determined that a loss is probable or reasonably possible, or an exposure to loss or range of loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, we are often unable to reasonably estimate the amount of the loss or range of loss. It is particularly difficult to determine if a loss is probable or reasonably possible, or to estimate the amount of loss, where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, forfeiture, disgorgement or penalties. Numerous issues may need to be resolved in an investigation or proceeding before a determination can be made that a loss or additional loss (or

43	December 2024 Form 10-K

Management’s Discussion and Analysis
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
Our deferred tax balances may also include deferred assets related to tax attribute carryforwards, such as net operating losses and tax credits that will be realized through reduction of future tax liabilities and, in some cases, are subject to expiration if not utilized within certain periods. We perform regular reviews to ascertain whether deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income and incorporate various tax-planning strategies, including strategies that may be available to tax attribute carryforwards before they expire.
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

December 2024 Form 10-K	44

Management’s Discussion and Analysis
Total Assets by Business Segment

	At December 31, 2024
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$74,079	$31,072	$235	$105,386
Trading assets at fair value	320,003	6,915	4,966	331,884
Investment securities	38,096	121,583	—	159,679
Securities purchased under agreements to resell	100,404	18,161	—	118,565
Securities borrowed	121,901	1,958	—	123,859
Customer and other receivables	47,321	37,196	1,641	86,158
Loans[1]	78,607	159,542	4	238,153
Goodwill	435	10,190	6,081	16,706
Intangible assets	27	2,939	3,487	6,453
Other assets[2]	15,735	11,292	1,201	28,228
Total assets	$796,608	$400,848	$17,615	$1,215,071

	At December 31, 2023
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$72,928	$16,172	$132	$89,232
Trading assets at fair value	353,841	7,962	5,271	367,074
Investment securities	39,212	115,595	—	154,807
Securities purchased under agreements to resell	90,701	20,039	—	110,740
Securities borrowed	119,823	1,268	—	121,091
Customer and other receivables	47,333	31,237	1,535	80,105
Loans[1]	72,110	146,526	4	218,640
Goodwill	424	10,199	6,084	16,707
Intangible assets	26	3,427	3,602	7,055
Other assets[2]	14,108	12,743	1,391	28,242
Total assets	$810,506	$365,168	$18,019	$1,193,693
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

45	December 2024 Form 10-K

Management’s Discussion and Analysis
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
At December 31, 2024 and December 31, 2023, we maintained sufficient Liquidity Resources to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2024	September 30, 2024
Cash deposits with central banks	$58,493	$48,848
Unencumbered HQLA securities[1]:
U.S. government obligations	161,952	171,663
U.S. agency and agency mortgage-backed securities	94,512	90,290
Non-U.S. sovereign obligations[2]	22,646	24,011
Other investment grade securities	600	810
Total HQLA[1]	$338,203	$335,622
Cash deposits with banks (non-HQLA)	7,237	6,998
Total Liquidity Resources	$345,440	$342,620
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered French, U.K., Japanese, Italian, German, and Spanish government obligations
Liquidity Resources by Non-Bank and Bank Legal Entities

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2024	September 30, 2024
Non-Bank legal entities
U.S.:
Parent Company	$71,981	$76,366
Non-Parent Company	61,684	60,537
Total U.S.	133,665	136,903
Non-U.S.	61,432	63,965
Total Non-Bank legal entities	195,097	200,868
Bank legal entities
U.S.	144,735	136,171
Non-U.S.	5,608	5,581
Total Bank legal entities	150,343	141,752
Total Liquidity Resources	$345,440	$342,620
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
As of December 31, 2024, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.

December 2024 Form 10-K	46

Management’s Discussion and Analysis
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2024	September 30, 2024
Eligible HQLA
Cash deposits with central banks	$53,836	$40,406
Securities[1]	213,394	234,710
Total Eligible HQLA	$267,230	$275,116
Net cash outflows	$205,780	$205,868
LCR	130%	134%
1.Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
Net Stable Funding Ratio

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2024	September 30, 2024
Available stable funding	$616,689	$610,727
Required stable funding	507,022	502,318
NSFR	122%	122%
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
Collateralized Financing Transactions

$ in millions	At December 31, 2024	At December 31, 2023
Securities purchased under agreements to resell and Securities borrowed	$242,424	$231,831
Securities sold under agreements to repurchase and Securities loaned	$65,293	$77,708
Securities received as collateral[1]	$9,625	$6,219
1.Included within Trading assets in the balance sheet.

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2024	December 31, 2023
Securities purchased under agreements to resell and Securities borrowed	$250,354	$235,928
Securities sold under agreements to repurchase and Securities loaned	$74,949	$87,285

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

47	December 2024 Form 10-K

Management’s Discussion and Analysis
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
Deposits

$ in millions	At December 31, 2024	At December 31, 2023
Savings and demand deposits:
Brokerage sweep deposits[1]	$142,550	$148,274
Savings and other	157,348	139,978
Total Savings and demand deposits	299,898	288,252
Time deposits[2]	76,109	63,552
Total[3]	$376,007	$351,804
1.Amounts represent balances swept from client brokerage accounts.
2.Our Time deposits are predominantly brokered certificates of deposit.
3.Our deposits are primarily held in U.S. offices.

Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics relative to other sources of funding. Each category of deposits presented above has a different cost profile and clients may respond differently to changes in interest rates and other macroeconomic conditions. Total deposits in 2024 increased primarily due to increases in Savings and Time deposits, partially offset by a reduction in Brokerage sweep deposits, largely due to net outflows to alternative cash equivalent and other investment products.
Borrowings by Maturity at December 31, 20241

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$4,512	$4,512
Original maturities greater than one year
2025	$7,544	$14,377	$21,921
2026	24,738	13,231	37,969
2027	20,716	13,334	34,050
2028	13,844	14,875	28,719
2029	16,318	9,841	26,159
Thereafter	98,886	36,603	135,489
Total greater than one year	$182,046	$102,261	$284,307
Total	$182,046	$106,773	$288,819
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, maturity represents the earliest put date.

Borrowings of $289 billion at December 31, 2024 increased when compared with $264 billion at December 31, 2023, primarily due to issuances net of maturities and redemptions.
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
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at February 14, 2025

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

December 2024 Form 10-K	48

Management’s Discussion and Analysis
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
Common Stock Repurchases

in millions, except for per share data	2024	2023	2022
Number of shares	33	62	113
Average price per share	$99.16	$85.35	$87.25
Total	$3,250	$5,300	$9,865
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein and Note 17 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	January 16, 2025
Amount per share	$0.925
Date paid	February 14, 2025
Shareholders of record as of	January 31, 2025
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
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 (“CET1”)

49	December 2024 Form 10-K

Management’s Discussion and Analysis
capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus our capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios.
Capital Buffer Requirements

	At December 31, 2024	At December 31, 2023	At December 31, 2024 and December 31, 2023
	Standardized	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	—	2.5%
SCB[1]	6.0%	5.4%	N/A
G-SIB capital surcharge[2]	3.0%	3.0%	3.0%
CCyB[3]	0%	0%	0%
Capital buffer requirement	9.0%	8.4%	5.5%
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
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At December 31, 2024	At December 31, 2023	At December 31, 2024 and December 31, 2023
		Standardized	Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	13.5%	12.9%	10.0%
Tier 1 capital ratio	6.0%	15.0%	14.4%	11.5%
Total capital ratio	8.0%	17.0%	16.4%	13.5%
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
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At December 31, 2024 and December 31, 2023, the differences between the actual and required ratios were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced SLR capital buffer of at least 2%.
CECL Deferral. Beginning on January 1, 2020, we elected to defer the effect of the adoption of CECL on our risk-based and leverage-based capital amounts and ratios, as well as our RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022 and were phased-in at 75% from January 1, 2024. The deferral impacts were fully phased-in from January 1, 2025.

December 2024 Form 10-K	50

Management’s Discussion and Analysis
Regulatory Capital Ratios
Risk-based capital

	Standardized		Advanced
$ in millions	At December 31, 2024	At December 31, 2023	At December 31, 2024	At December 31, 2023
Risk-based capital
CET1 capital	$75,095	$69,448	$75,095	$69,448
Tier 1 capital	84,790	78,183	84,790	78,183
Total capital	95,567	88,874	94,846	88,190
Total RWA	471,834	456,053	477,331	448,154
Risk-based capital ratios
CET1 capital	15.9%	15.2%	15.7%	15.5%
Tier 1 capital	18.0%	17.1%	17.8%	17.4%
Total capital	20.3%	19.5%	19.9%	19.7%
Required ratios[1]
CET1 capital	13.5%	12.9%	10.0%	10.0%
Tier 1 capital	15.0%	14.4%	11.5%	11.5%
Total capital	17.0%	16.4%	13.5%	13.5%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At December 31, 2024	At December 31, 2023
Leveraged-based capital
Adjusted average assets[1]	$1,223,779	$1,159,626
Supplementary leverage exposure[2]	1,517,687	1,429,552
Leveraged-based capital ratios
Tier 1 leverage	6.9%	6.7%
SLR	5.6%	5.5%
Required ratios[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
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
3.Required ratios are inclusive of any buffers applicable as of the date presented.
Regulatory Capital

$ in millions	At December 31, 2024	At December 31, 2023	Change
CET1 capital
Common shareholders’ equity	$94,761	$90,288	$4,473
Regulatory adjustments and deductions:
Net goodwill	(16,354)	(16,394)	40
Net intangible assets	(5,003)	(5,509)	506
Impact of CECL transition	62	124	(61)
Other adjustments and deductions[1]	1,629	939	690
Total CET1 capital	$75,095	$69,448	$5,647
Additional Tier 1 capital
Preferred stock	$9,750	$8,750	$1,000
Noncontrolling interests	807	758	49
Additional Tier 1 capital	$10,557	$9,508	$1,049
Deduction for investments in covered funds	(862)	(773)	(89)
Total Tier 1 capital	$84,790	$78,183	$6,607
Standardized Tier 2 capital
Subordinated debt	$8,851	$8,760	$91
Eligible ACL	2,065	2,051	14
Other adjustments and deductions	(139)	(120)	(19)
Total Standardized Tier 2 capital	$10,777	$10,691	$86
Total Standardized capital	$95,567	$88,874	$6,693
Advanced Tier 2 capital
Subordinated debt	$8,851	$8,760	$91
Eligible credit reserves	1,344	1,367	(23)
Other adjustments and deductions	(139)	(120)	(19)
Total Advanced Tier 2 capital	$10,056	$10,007	$49
Total Advanced capital	$94,846	$88,190	$6,656
1.Other adjustments and deductions used in the calculation of CET1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

51	December 2024 Form 10-K

Management’s Discussion and Analysis
RWA Rollforward

$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2023	$407,731	$297,858
Change related to the following items:
Derivatives	(8,690)	3,106
Securities financing transactions	9,699	1,871
Investment securities	(133)	(2,515)
Commitments, guarantees and loans	7,956	15,523
Equity investments	(50)	(279)
Other credit risk	1,469	865
Total change in credit risk RWA	$10,251	$18,571
Balance at December 31, 2024	$417,982	$316,429
Market risk RWA
Balance at December 31, 2023	$48,322	$48,201
Change related to the following items:
Regulatory VaR	124	124
Regulatory stressed VaR	643	643
Incremental risk charge	1,577	1,577
Comprehensive risk measure	(98)	493
Specific risk	3,284	3,284
Total change in market risk RWA	$5,530	$6,121
Balance at December 31, 2024	$53,852	$54,322
Operational risk RWA
Balance at December 31, 2023	N/A	$102,095
Change in operational risk RWA	N/A	4,485
Balance at December 31, 2024	N/A	$106,580
Total RWA	$471,834	$477,331
Regulatory VaR—VaR for regulatory capital requirements

In 2024, Credit risk RWA increased under both the Standardized and Advanced Approaches. Under the Standardized Approach, the increase was primarily due to higher Securities financing transactions, growth in Corporate lending, as well as an increase in Other credit risk driven by securitizations. These increases were partially offset by decreased exposure in derivatives. Under the Advanced Approach, the increase was primarily due to growth in Corporate lending, increase in Derivatives driven by counterparty credit risk, and higher Securities financing transactions. These increases were partially offset by decreased exposure in investment securities.

Market risk RWA increased in 2024 under both the Standardized and Advanced Approaches, primarily driven by higher charges on Specific risk and Incremental risk due to increased exposures.

The increase in Operational risk RWA in 2024 is related to legal expenses and execution losses.
G-SIB Capital Surcharge
We and other U.S. G-SIBs are subject to an additional risk-based capital surcharge, the G-SIB capital surcharge, which must be satisfied using CET1 capital and which functions as an extension of the capital conservation buffer. The surcharge is calculated based on the G-SIB’s size, interconnectedness, cross-jurisdictional activity, and complexity and substitutability (“Method 1”) or use of short-term wholesale funding (“Method 2”), whichever is higher.
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

December 2024 Form 10-K	52

Management’s Discussion and Analysis
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At December 31, 2024	At December 31, 2023
External TLAC[2]			$266,146	$250,914
External TLAC as a % of RWA	18.0%	21.5%	55.8%	55.0%
External TLAC as a % of leverage exposure	7.5%	9.5%	17.5%	17.6%
Eligible LTD[3]			$169,690	$162,547
Eligible LTD as a % of RWA	9.0%	9.0%	35.5%	35.6%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	11.2%	11.4%
1.Required ratios are inclusive of applicable buffers.
2.External TLAC consists of CET1 capital and Additional Tier 1 capital (each excluding any noncontrolling minority interests), as well as eligible LTD.
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
We are in compliance with all TLAC requirements as of December 31, 2024 and December 31, 2023.
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
As part of its annual capital supervisory stress testing process, the Federal Reserve determines an SCB for each large BHC, including us. The SCB applies only with respect to Standardized Approach risk-based capital requirements and replaced the CET1 capital conservation buffer of 2.5%. The SCB is the greater of (i) the maximum decline in our Common Equity Tier 1 capital ratio under the severely adverse scenario over the supervisory stress test measurement period plus the sum of the four quarters of planned common stock dividends divided by the projected RWAs from the quarter in which the Firm’s projected Common Equity Tier 1 capital ratio reaches its minimum in the supervisory stress test and (ii) 2.5%.
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
For the 2024 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 5, 2024. On June 26, 2024, the Federal Reserve published summary results of its supervisory stress tests of each large BHC, in which the projected decline in our CET1 ratio in the severely adverse scenario increased from the prior annual supervisory stress test by 50 basis points, from 4.1% to 4.6%. Following the publication of the supervisory stress test results, we announced that our SCB will be 6.0% from October 1, 2024 through September 30, 2025. In addition to the projected decline in our Common Equity Tier 1 ratio in the severely adverse scenario, our SCB reflects the increase in our common stock dividend in the dividend add-on. Together with other features of the regulatory capital framework, this SCB results in an aggregate Standardized Approach Common Equity Tier 1 ratio of 13.5%. Generally, our SCB is determined annually based on the results of the supervisory stress test.
We also disclosed a summary of the results of our company-run stress tests on our Investor Relations website and increased our quarterly common stock dividend to $0.925 per share from $0.85, beginning with the common stock dividend announced on July 16, 2024.

53	December 2024 Form 10-K

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
Average Common Equity Attribution under the Required Capital Framework1

$ in billions	2024	2023	2022
Institutional Securities	$45.0	$45.6	$48.8
Wealth Management	29.1	28.8	31.0
Investment Management	10.8	10.4	10.6
Parent	6.8	6.0	3.5
Total	$91.7	$90.8	$93.9
1.The attribution of average common equity to the business segments is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.

We continue to evaluate our Required Capital framework with respect to the impact of evolving regulatory requirements, as appropriate.
Resolution and Recovery Planning
We are required to submit once every two years to the Federal Reserve and the FDIC (“Agencies”) a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. We submitted our 2023 full resolution plan on June 30, 2023. In June 2024, we received joint feedback on our 2023 resolution plan from the Agencies, with no shortcomings or deficiencies identified. Our next resolution plan submission will be a targeted resolution plan in July 2025. For more information about resolution planning requirements, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning.”
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
Regulatory Developments and Other Matters
Basel III Endgame and G-SIB Surcharge Proposals
On July 27, 2023, U.S. banking agencies proposed revisions to risk-based capital and related standards applicable to us and our U.S. Bank Subsidiaries (“Basel III Endgame Proposal”). We continue to monitor developments related to this rulemaking as well as the proposed revisions to the G-SIB capital surcharge framework.

December 2024 Form 10-K	54

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
We have policies and procedures in place to identify, measure, monitor, escalate, mitigate and control the principal risks involved in the activities of the Institutional Securities, Wealth Management and Investment Management business segments, significant operating subsidiaries, as well as at the Parent Company level. The principal risks involved in our business activities are both financial and non-financial and include market (including non-trading interest rate risk), credit, liquidity, model, operational (including cybersecurity), compliance (including conduct), financial crimes, strategic and reputational risks. Strategic risk is integrated into our business planning, embedded in the evaluation of all principal risks and overseen by the Board.
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
Risk Governance Structure
Risk management at the Firm requires independent Firm-level oversight, accountability of our business segments and effective communication of risk matters across the Firm, to senior management and ultimately to the Board. Our risk governance structure is set forth in the following chart and also includes risk managers, committees and groups within and across business segments and operating legal entities. The ERM framework, composed of independent but complementary entities, facilitates efficient and comprehensive supervision of our risk exposures and processes.
RRP—Resolution and Recovery Planning
1.Committees include the Capital Commitment Committee, Equity Underwriting Committee, Global Large Loan Committee, Leveraged Finance Underwriting Committee and Municipal Capital Commitment Committee.
2.Committees include the Investment Management Risk Committee, Securities Risk Committee and Wealth Management Risk Committee.

55	December 2024 Form 10-K

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
Firm Risk Committee
The Board has also authorized the Firm Risk Committee (“FRC”), a management committee appointed and co-chaired by the Chief Executive Officer and Chief Risk Officer, which includes the most senior officers of the Firm from the business, independent risk functions and control groups, to help oversee the ERM framework. The FRC’s responsibilities include: oversight of our risk management principles, procedures, limits and tolerances; the monitoring of capital levels and material market, credit, model, operational, liquidity, legal, compliance, reputational and other risks, as appropriate; and the steps management has taken to monitor and manage such risks. The FRC also establishes and communicates risk appetite, including aggregate Firm limits and tolerances, as appropriate. The Governance Process Review Subcommittee of the FRC oversees governance and process issues on behalf of the FRC. The FRC reports to the Board, the BAC, the BOTC and the BRC through the Chief Risk Officer, Chief Financial Officer, Chief Legal Officer and Head of Non-Financial Risk.
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

December 2024 Form 10-K	56

Risk Disclosures
Chief Risk Officer
The Chief Risk Officer, who is independent of business units, reports to the BRC and the Chief Executive Officer. The Chief Risk Officer oversees compliance with our financial risk limits; approves exceptions to our financial risk limits; independently reviews material market, credit, model and liquidity risks; and reviews results of risk management processes with the Board, the BRC, the BOTC and the BAC, as appropriate. The Chief Risk Officer oversees the ERM framework, which includes non-financial risk, and coordinates with the the Chief Financial Officer and the Chief Executive Officer regarding capital and liquidity management and works with the Compensation, Management Development and Succession Committee of the Board (“CMDS Committee”) to help ensure that the structure and design of incentive compensation arrangements do not encourage unnecessary and excessive risk taking.
Head of Non-Financial Risk

The Head of Non-Financial Risk, who is independent of business units, reports to the Chief Legal Officer and Chief Administrative Officer. The Head of Non-Financial Risk oversees the compliance, financial crimes and operational risk management functions; independently reviews non-financial risks, including compliance (including conduct), financial crimes, and operational (including cybersecurity) risks, as well as material regulatory risks; and reviews results of risk management processes with the Board, the BAC, the BOTC, the BRC, and the CMDS Committee, as appropriate. The Head of Non-Financial Risk also reports to the Chief Risk Officer as part of his oversight of the ERM Framework.
Independent Risk Management Functions
The Financial Risk Management functions (Market Risk, Credit Risk, Model Risk and Liquidity Risk Management Departments) and Non-Financial Risk Management functions (Compliance, Global Financial Crimes, and Operational Risk Departments) are independent of our business units and report to the Chief Risk Officer and Head of Non-Financial Risk, respectively. These functions assist senior management and the FRC in monitoring and controlling our risk through a number of control processes. Each function maintains its own risk governance structure with specified individuals and committees responsible for aspects of managing risk. Further discussion about the responsibilities of the risk management functions may be found under “Market Risk,” “Credit Risk,” “Operational Risk,” “Model Risk,” “Liquidity Risk,” and “Legal, Regulatory and Compliance Risk” herein.
Support and Control Functions
Our support and control groups include, but are not limited to, Legal, the Finance Division, the Technology Division (“Technology”), the Operations Division (“Operations”), the Human Capital Management, and Firm Strategy and Execution. Our support and control functions coordinate with the business segment control groups to review the risk monitoring and risk management policies and procedures relating to, among other things, controls over financial reporting and disclosure; each business segment’s market, credit and operational risk profile; liquidity risks; model risks; sales practices; reputational, legal enforceability, compliance and regulatory risks; and technological risks. Participation by the senior officers of the Firm and business segment control groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo thorough review.
Internal Audit Department
The Internal Audit Department (“IAD”) independently identifies and assesses risks facing the Firm and provides independent, objective and timely assurance to stakeholders about the effectiveness of risk management, governance and controls over key risks within the Firm’s businesses and functions. Every activity (including outsourced activities) and every entity of the Firm (including subsidiaries, affiliates and branches) is subject to IAD coverage. IAD develops and executes a comprehensive risk-based assurance plan to fulfill its role and purpose, which includes assessing compliance with policies, procedures and laws and regulations. IAD may also conduct other activities, such as retrospective reviews, pre-implementation reviews and investigations as requested by the BAC, senior management or the Firm’s regulators.
IAD executes its activities in accordance with the mandatory elements of The Institute of Internal Auditors’ International Professional Practices Framework as well as the Firm’s Code of Ethics and Business Conduct, regulatory requirements, and IAD’s policies, procedures, standards and guidance. The Chief Audit Officer, who reports directly to the Chair of the BAC and administratively to the Firm’s Chief Executive Officer (“CEO”), communicates the results of IAD activities to the BAC on a quarterly basis and periodically to the BRC and BOTC.
Culture, Values and Conduct of Employees
Employees of the Firm are accountable for conducting themselves in accordance with our core values: Put Clients First, Do the Right Thing, Lead with Exceptional Ideas, Commit to Diversity and Inclusion, and Give Back. We are committed to reinforcing and confirming adherence to our core values through our governance framework, tone from the top, management oversight, risk management and controls, and three lines of defense structure (risk owners within the business, our independent risk management functions, including the Financial Risk Management and Non-Financial Risk Management functions, and IAD).
The Board is responsible for overseeing the Firm’s practices and procedures relating to culture, values and conduct, as set forth in the Board’s Corporate Governance Policies. Senior management committees oversee the Firmwide culture, values and conduct program and report regularly to the Board. A

57	December 2024 Form 10-K

Risk Disclosures
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
Risk limits, once established, are reviewed and updated on an annual basis, with more frequent updates as necessary. Board-level risk limits address the most important Firmwide aggregations of risk. Additional risk limits approved by the FRC address more specific types of risk and are bound by the higher-level Board risk limits.
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
Market risk also includes non-trading interest rate risk. Non-trading interest rate risk in the banking book (amounts classified for regulatory capital purposes under the banking book regime) refers to the exposure that a change in interest rates will result in prospective earnings and fair value changes for assets and liabilities in the banking book.
Sound market risk management is an integral part of our culture. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. The Firm’s control functions help ensure that these risks are measured and closely monitored and are made transparent to senior management. The Market Risk Department is responsible for ensuring the transparency of material market risks, monitoring compliance with established limits and escalating risk concentrations to appropriate senior management.
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

December 2024 Form 10-K	58

Risk Disclosures
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
We are exposed to interest rate and credit spread risk as a result of our market-making activities and other trading in interest rate-sensitive financial instruments (i.e., risk arising from changes in the level or implied volatility of interest rates, the timing of mortgage prepayments, the shape of the yield curve and/or credit spreads). The activities from which those exposures arise and the markets in which we are active include, but are not limited to: derivatives, corporate and government debt across both developed and emerging markets and asset-backed debt, including mortgage-related securities.
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

59	December 2024 Form 10-K

Risk Disclosures
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
95%/One-Day Management VaR

	2024
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$23	$31	$52	$19
Equity price	21	23	39	17
Foreign exchange rate	10	10	15	6
Commodity price	18	15	23	10
Less: Diversification benefit[2]	(37)	(37)	N/A	N/A
Primary Risk Categories	$35	$42	$59	$32
Credit Portfolio	20	24	26	20
Less: Diversification benefit[2]	(16)	(17)	N/A	N/A
Total Management VaR	$39	$49	$66	$39

	2023
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$29	$34	$43	$27
Equity price	19	24	38	15
Foreign exchange rate	6	9	18	5
Commodity price	11	17	35	10
Less: Diversification benefit[2]	(27)	(40)	N/A	N/A
Primary Risk Categories	$38	$44	$60	$33
Credit Portfolio	25	21	25	18
Less: Diversification benefit[2]	(22)	(15)	N/A	N/A
Total Management VaR	$41	$50	$72	$41
1.The high and low VaR values for the Total Management VaR and each of the component VaRs might have occurred on different days during the quarter, and, therefore, the diversification benefit is not an applicable measure.
2.Diversification benefit equals the difference between the total VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days. Similar diversification benefits are also taken into account within each component.

Average Total Management VaR and average Management VaR for the Primary Risk Categories decreased from 2023, primarily driven by lower market volatility.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of

December 2024 Form 10-K	60

Risk Disclosures
trading losses to evaluate the VaR model’s accuracy. There were 11 trading loss days in 2024, none of which exceeded 95% Total Management VaR, compared to 16 trading loss days in 2023, one of which exceeded 95% Total Management VaR.
Daily 95%/One-Day Total Management VaR for 2024
($ in millions)
Daily Net Trading Revenues for 2024
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
Non-Trading Risks
We believe that sensitivity analysis is an appropriate representation of our non-trading risks. The following sensitivity analyses cover substantially all of the non-trading market risk in our portfolio.
Credit Spread Risk Sensitivity1

$ in millions	At December 31, 2024	At December 31, 2023
Derivatives	$6	$6
Borrowings carried at fair value	49	48
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
Wealth Management Net Interest Income Sensitivity Analysis1

$ in millions	At December 31, 2024	At December 31, 2023
Basis point change
+200	$699	$1,127
+100	350	585
-100	(371)	(609)
-200	(803)	(1,255)
1. The prior period has been revised to conform to the current period presentation.
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
Our Wealth Management business segment balance sheet is asset sensitive, given assets reprice faster than liabilities, resulting in higher net interest income in higher interest rate scenarios and lower net interest income in lower interest rate scenarios. The level of interest rates may impact the amount of deposits held at the Firm, given competition for deposits

61	December 2024 Form 10-K

Risk Disclosures
from other institutions and alternative cash-equivalent products available to depositors. Further, the level of interest rates could also impact client demand for loans. Net interest income sensitivity to interest rates at December 31, 2024 decreased from December 31, 2023, primarily driven by the effects of changes in the mix of our assets and liabilities and changes in market rates.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At December 31, 2024	At December 31, 2023
Investments related to Investment Management activities	$571	$481
Other investments:
MUMSS	122	134
Other Firm investments	463	399
We have exposure to public and private companies through direct investments, as well as through funds that invest in these assets. These investments are predominantly equity positions with long investment horizons, a portion of which is for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net revenues associated with a reasonably possible 10% decline in investment values and related impact on performance-based income, as applicable. Investment sensitivity changed between December 31, 2024 and December 31, 2023 primarily due to new investments in the Community Reinvestment Act affordable housing and new private credit funds in Investment Management.
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

December 2024 Form 10-K	62

Risk Disclosures
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
Credit Evaluation
The evaluation of corporate and institutional counterparties and borrowers includes assigning credit ratings, which reflect an assessment of an obligor’s probability of default and loss given default. Credit evaluations typically involve the assessment of financial statements; leverage; liquidity; capital strength; asset composition and quality; market capitalization; access to capital markets; adequacy of collateral, if applicable; and, in the case of certain loans, cash flow projections and debt service requirements. The CRM also evaluates strategy, market position, industry dynamics, exposure to changes in international trade policies and supply chain constraints, management and other factors such as country risks and legal and contingent risks that could affect the obligor’s risk profile. Additionally, the CRM evaluates the relative position of our exposure in the borrower’s capital structure and relative recovery prospects, as well as other structural elements of the particular transaction. The underwriting of commercial real estate loans includes, but is not limited to, review of the property type, LTV ratio, occupancy levels, debt service ratio, prevailing capitalization rates and market dynamics.
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
Risk Mitigation
We may seek to mitigate credit risk from our lending and trading activities in multiple ways, including collateral provisions, guarantees and hedges. At the transaction level, we seek to mitigate risk through management of key risk elements such as size, tenor, financial covenants, seniority and collateral. We actively hedge our lending and derivatives exposures. Hedging activities consist of the purchase, sale or transfer of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). Additionally, we may sell, assign or syndicate loans and lending commitments to other financial institutions in the primary and secondary loan markets.
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
Loans and Lending Commitments

	At December 31, 2024
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$6,889	$9,183	$—	$16,072
Secured lending facilities	48,842	2,507	—	51,349
Commercial and Residential real estate	8,412	628	2,420	11,460
Securities-based lending and Other	2,876	—	6,041	8,917
Total Institutional Securities	67,019	12,318	8,461	87,798
Wealth Management:
Residential real estate	66,738	—	—	66,738
Securities-based lending and Other	93,139	1	—	93,140
Total Wealth Management	159,877	1	—	159,878
Total Investment Management[2]	4	—	200	204
Total loans	226,900	12,319	8,661	247,880
ACL	(1,066)			(1,066)
Total loans, net of ACL	$225,834	$12,319	$8,661	$246,814
Lending commitments[3]	$148,818	$26,955	$758	$176,531
Total exposure	$374,652	$39,274	$9,419	$423,345

63	December 2024 Form 10-K

Risk Disclosures

	At December 31, 2023
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$6,758	$11,862	$—	$18,620
Secured lending facilities	39,498	3,161	—	42,659
Commercial and Residential real estate	8,678	209	3,331	12,218
Securities-based lending and Other	2,818	—	4,402	7,220
Total Institutional Securities	57,752	15,232	7,733	80,717
Wealth Management:
Residential real estate	60,375	22	—	60,397
Securities-based lending and Other	86,423	1	—	86,424
Total Wealth Management	146,798	23	—	146,821
Total Investment Management[2]	4	—	455	459
Total loans	204,554	15,255	8,188	227,997
ACL	(1,169)			(1,169)
Total loans, net of ACL	$203,385	$15,255	$8,188	$226,828
Lending commitments[3]	$128,134	$21,329	$510	$149,973
Total exposure	$331,519	$36,584	$8,698	$376,801
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
In 2024, total loans and lending commitments increased by approximately $47 billion, primarily due to an increase in Corporate lending commitments and Secured lending facilities within the Institutional Securities business segment, and growth across portfolios within the Wealth Management business segment.
See Notes 4, 5, 9 and 14 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	2024
ACL—Loans
Beginning balance	$1,169
Gross charge-offs	(242)
Recoveries	7
Net (charge-offs)/recoveries	(235)
Provision for credit losses	146
Other	(14)
Ending balance	$1,066
ACL—Lending commitments
Beginning balance	$551
Provision for credit losses	118
Other	(13)
Ending balance	$656
Total ending balance	$1,722
Provision for Credit Losses by Business Segment

	Year Ended December 31, 2024
$ in millions	IS	WM	Total
Loans	$81	$65	$146
Lending commitments	121	(3)	118
Total	$202	$62	$264
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
The allowance for credit losses for loans and lending commitments was relatively unchanged since December 31, 2023, reflecting provisions for certain specific commercial real estate loans and growth in the corporate loan portfolio, offset by charge-offs related to commercial real estate lending, mainly in the office sector, and improvements in the macroeconomic outlook.
The base scenario used in our ACL models as of December 31, 2024 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes continued economic growth as well as lower interest rates relative to the prior year forecast. The ACL calculation incorporates key macroeconomic variables, including U.S. real GDP growth rate. The significance of key macroeconomic variables on the ACL calculation varies depending on portfolio composition and economic conditions.
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2025	4Q 2026
Year-over-year growth rate	1.9%	2.1%

December 2024 Form 10-K	64

Risk Disclosures
Other key macroeconomic variables used in the ACL calculation include corporate credit spreads, interest rates and commercial real estate indices. See Note 2 to the financial statements for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At December 31, 2024		At December 31, 2023
	IS	WM	IS	WM
Accrual	99.2%	99.7%	98.9%	99.8%
Nonaccrual[1]	0.8%	0.3%	1.1%	0.2%
1.Nonaccrual loans are loans where principal or interest is not expected when contractually due or are past due 90 days or more.
Net Charge-off Ratios for Loans Held for Investment

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
2024
Net charge-off ratio [1]	0.57%	0.03%	1.87%	—%	0.03%	0.11%
Average loans	$6,895	$43,158	$8,620	$63,204	$91,221	$213,098
2023
Net charge-off ratio [1]	0.47%	—%	1.50%	—%	—%	0.08%
Average loans	$7,062	$37,702	$8,590	$57,177	$91,126	$201,657
2022
Net charge-off ratio [1]	(0.09)%	0.01%	0.09%	—%	0.02%	0.01%
Average loans	$6,544	$33,172	$8,234	$49,937	$93,427	$191,314
CRE—Commercial real estate
SBL—Securities-based lending
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.
Institutional Securities Loans and Lending Commitments1

	At December 31, 2024
	Contractual Years to Maturity
$ in millions	< 1	1-5	5-15	>15	Total
Loans
AA	$3	$575	$187	$—	$765
A	894	588	164	—	1,646
BBB	5,165	13,185	91	124	18,565
BB	11,235	24,467	2,592	358	38,652
Other NIG	8,520	12,776	1,673	145	23,114
Unrated[2]	227	1,176	420	2,503	4,326
Total loans, net of ACL	26,044	52,767	5,127	3,130	87,068
Lending commitments
AAA	—	75	—	—	75
AA	2,560	4,285	88	—	6,933
A	8,226	21,372	1,091	—	30,689
BBB	10,135	54,752	1,507	146	66,540
BB	3,174	23,239	3,062	941	30,416
Other NIG	1,074	17,436	3,956	2	22,468
Unrated[2]	14	93	33	—	140
Total lending commitments	25,183	121,252	9,737	1,089	157,261
Total exposure	$51,227	$174,019	$14,864	$4,219	$244,329

	At December 31, 2023
	Contractual Years to Maturity
$ in millions	< 1	1-5	5-15	>15	Total
Loans
AA	$3	$11	$216	$—	$230
A	1,054	950	182	—	2,186
BBB	7,117	10,076	346	—	17,539
BB	11,723	16,367	1,775	277	30,142
Other NIG	9,586	12,961	2,924	156	25,627
Unrated[2]	111	1,036	62	2,910	4,119
Total loans, net of ACL	29,594	41,401	5,505	3,343	79,843
Lending commitments
AAA	—	50	—	—	50
AA	2,610	3,064	154	—	5,828
A	7,704	21,256	593	—	29,553
BBB	9,161	46,304	106	—	55,571
BB	4,069	16,431	1,594	414	22,508
Other NIG	1,916	13,842	1,077	3	16,838
Unrated[2]	6	7	—	—	13
Total lending commitments	25,466	100,954	3,524	417	130,361
Total exposure	$55,060	$142,355	$9,029	$3,760	$210,204
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At December 31, 2024	At December 31, 2023
Financials	$68,512	$57,804
Real estate	40,041	35,342
Communications services	20,425	15,301
Industrials	20,024	18,056
Information technology	15,666	12,430
Healthcare	15,455	14,274
Consumer discretionary	14,699	12,190
Consumer staples	12,098	9,305
Utilities	11,755	11,522
Energy	9,036	9,156
Materials	7,378	6,503
Insurance	6,812	6,486
Other	2,428	1,835
Total exposure	$244,329	$210,204
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial and Residential real estate, and Securities-based lending and Other. As of December 31, 2024 and December 31, 2023, over 90% of our total lending exposure, which consists of loans and lending commitments, was investment grade and/or secured by collateral.
Corporate comprises relationship and event-driven loans and lending commitments supporting general and event-driven financing needs for our institutional clients, which typically consist of revolving lines of credit, term loans and bridge loans; may have varying terms; may be senior or

65	December 2024 Form 10-K

Risk Disclosures
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
Institutional Securities Event-Driven Loans and Lending Commitments

	At December 31, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,253	$2,839	$733	$5,825
Lending commitments	5,153	2,152	2,918	10,223
Total exposure	$7,406	$4,991	$3,651	$16,048

	At December 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$1,974	$2,564	$2,580	$7,118
Lending commitments	3,564	685	549	4,798
Total exposure	$5,538	$3,249	$3,129	$11,916
Event-driven loans and lending commitments are associated with certain underwritings and/or syndications to finance a specific transaction, such as merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.
Institutional Securities Loans and Lending Commitments Held for Investment

	At December 31, 2024
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,889	$105,824	$112,713
Secured lending facilities	48,842	20,971	69,813
Commercial real estate	8,412	1,249	9,661
Securities-based lending and Other	2,876	1,504	4,380
Total, before ACL	$67,019	$129,548	$196,567
ACL	$(730)	$(640)	$(1,370)

	At December 31, 2023
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,758	$91,752	$98,510
Secured lending facilities	39,498	15,589	55,087
Commercial real estate	8,678	266	8,944
Securities-based lending and Other	2,818	915	3,733
Total, before ACL	$57,752	$108,522	$166,274
ACL	$(874)	$(533)	$(1,407)
Institutional Securities Commercial Real Estate Loans and Lending Commitments
By Region

	At December 31, 2024			At December 31, 2023
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Americas	$5,066	$820	$5,886	$5,410	$289	$5,699
EMEA	3,806	522	4,328	3,127	56	3,183
Asia	467	13	480	485	—	485
Total	$9,339	$1,355	$10,694	$9,022	$345	$9,367
By Property Type

	At December 31, 2024			At December 31, 2023
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Office	$2,846	$109	$2,955	$3,310	$186	$3,496
Industrial	2,610	125	2,735	2,435	5	2,440
Multifamily	2,042	80	2,122	1,715	74	1,789
Retail	1,105	971	2,076	842	7	849
Hotel	736	70	806	718	73	791
Other	—	—	—	2	—	2
Total	$9,339	$1,355	$10,694	$9,022	$345	$9,367
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
As of December 31, 2024 and December 31, 2023, our lending against commercial real estate (“CRE”) properties within the Institutional Securities business segment totaled $10.7 billion and $9.4 billion, respectively. This represents

December 2024 Form 10-K	66

Risk Disclosures
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
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

	Year Ended December 31, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	SBL and Other	Total
ACL—Loans
Beginning balance	$241	$153	$463	$17	$874
Gross charge-offs	(39)	(11)	(165)	—	(215)
Recoveries	—	—	4	1	5
Net (charge-offs)/recoveries	(39)	(11)	(161)	1	(210)
Provision (release)	2	1	77	1	81
Other	(4)	(3)	(6)	(2)	(15)
Ending balance	$200	$140	$373	$17	$730
ACL—Lending commitments
Beginning balance	$431	$70	$26	$6	$533
Provision (release)	86	19	16	—	121
Other	(10)	(1)	(2)	(1)	(14)
Ending balance	$507	$88	$40	$5	$640
Total ending balance	$707	$228	$413	$22	$1,370
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance before Allowance

	At December 31, 2024	At December 31, 2023
Corporate	2.9%	3.6%
Secured lending facilities	0.3%	0.4%
Commercial real estate	4.4%	5.3%
Securities-based lending and Other	0.6%	0.6%
Total Institutional Securities loans	1.1%	1.5%
Wealth Management Loans and Lending Commitments

	At December 31, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$82,788	$8,944	$1,024	$145	$92,901
Residential real estate	1	111	1,106	65,423	66,641
Total loans, net of ACL	$82,789	$9,055	$2,130	$65,568	$159,542
Lending commitments	16,318	2,523	43	386	19,270
Total exposure	$99,107	$11,578	$2,173	$65,954	$178,812

	At December 31, 2023
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$76,923	$7,679	$1,494	$133	$86,229
Residential real estate	1	91	1,255	58,950	60,297
Total loans, net of ACL	$76,924	$7,770	$2,749	$59,083	$146,526
Lending commitments	16,312	2,937	19	344	19,612
Total exposure	$93,236	$10,707	$2,768	$59,427	$166,138
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
Residential real estate loans consist of first- and second-lien mortgages, including HELOCs. Our underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis utilizing industry standard credit scoring models (e.g., FICO scores), debt-to-income ratios and assets of the borrower. Mortgage borrowers are required to maintain adequate insurance in accordance with loan terms. LTV ratios are determined based on independent third-party property appraisals and valuations, and security lien positions are established through title and ownership reports. The vast majority of mortgage loans, including HELOCs, are held for investment in the Wealth Management business segment’s loan portfolio.

67	December 2024 Form 10-K

Risk Disclosures
Wealth Management Commercial Real Estate Loans and Lending Commitments by Property Type

	At December 31, 2024			At December 31, 2023
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Retail	$2,293	$—	$2,293	$2,180	$3	$2,183
Multifamily	1,928	261	2,189	1,891	159	2,050
Office	1,951	11	1,962	1,736	16	1,752
Industrial	456	—	456	454	—	454
Hotel	442	—	442	400	—	400
Other	309	—	309	253	—	253
Total	$7,379	$272	$7,651	$6,914	$178	$7,092
LC–Lending Commitments
1.Amounts include HFI loans and lending commitments. HFI loans are presented net of ACL.
As of December 31, 2024 and December 31, 2023, our direct lending against CRE properties totaled $7.7 billion and $7.1 billion, respectively, within the Wealth Management business segment. This represents 4.3% and 4.3%, respectively, of total exposure reflected in the Wealth Management Loans and Lending Commitments table above, primarily included within Securities-based lending and Other loans. Such loans are originated through our private banking platform, are both secured and generally benefiting from full or partial guarantees from high or ultra-high net worth clients, which partially reduce associated credit risk. At both December 31, 2024 and December 31, 2023, greater than 95% of the CRE loans balance in the Wealth Management business segment received guarantees. During 2024, there were charge-offs of Wealth Management commercial real estate loans of $25 million, mainly in the office sector. All of our lending against CRE properties within Wealth Management are in the Americas region.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

	Year Ended December 31, 2024
$ in millions	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$100	$195	$295
Gross charge-offs	—	(27)	(27)
Recoveries	—	2	2
Net (charge-offs)/recoveries	—	(25)	(25)
Provision (release)	(3)	68	65
Other	—	1	1
Ending balance	$97	$239	$336
ACL—Lending commitments
Beginning balance	$4	$14	$18
Provision (release)	—	(3)	(3)
Other	—	1	1
Ending balance	$4	$12	$16
Total ending balance	$101	$251	$352
As of December 31, 2024 and December 31, 2023, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin and Other Lending

$ in millions	At December 31, 2024	At December 31, 2023
Institutional Securities	$27,612	$24,208
Wealth Management	28,270	21,436
Total	$55,882	$45,644
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
Employee Loans
For information on employee loans and related ACL, see Note 9 to the financial statements.

December 2024 Form 10-K	68

Risk Disclosures
Derivatives
Fair Value of OTC Derivative Assets

	At December 31, 2024
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$1,711	$17,625	$50,643	$22,643	$9,793	$102,415
1-3 years	541	6,249	19,068	10,248	6,095	42,201
3-5 years	973	7,308	9,821	5,631	3,750	27,483
Over 5 years	3,330	25,406	49,469	28,206	6,398	112,809
Total, gross	$6,555	$56,588	$129,001	$66,728	$26,036	$284,908
Counterparty netting	(3,320)	(44,604)	(98,598)	(47,132)	(14,691)	(208,345)
Cash and securities collateral	(2,559)	(10,632)	(25,568)	(13,729)	(5,558)	(58,046)
Total, net	$676	$1,352	$4,835	$5,867	$5,787	$18,517

	At December 31, 2023
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$2,013	$16,885	$37,517	$25,529	$10,084	$92,028
1-3 years	1,013	7,274	18,451	12,757	7,360	46,855
3-5 years	504	8,897	8,814	5,989	3,825	28,029
Over 5 years	3,955	29,511	50,512	28,003	6,597	118,578
Total, gross	$7,485	$62,567	$115,294	$72,278	$27,866	$285,490
Counterparty netting	(3,691)	(48,821)	(86,826)	(53,178)	(15,888)	(208,404)
Cash and securities collateral	(2,709)	(10,704)	(25,921)	(13,025)	(5,554)	(57,913)
Total, net	$1,085	$3,042	$2,547	$6,075	$6,424	$19,173

$ in millions	At December 31, 2024	At December 31, 2023
Industry
Financials	$5,678	$7,215
Utilities	3,733	4,267
Industrials	1,315	937
Consumer discretionary	1,046	684
Energy	987	533
Communications services	914	841
Regional governments	799	1,319
Consumer staples	734	515
Sovereign governments	683	262
Information technology	634	677
Materials	409	383
Healthcare	353	468
Insurance	207	156
Not-for-profit organizations	94	166
Real estate	91	167
Other	840	583
Total	$18,517	$19,173
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
For additional credit exposure information on our credit derivative portfolio, see Note 6 to the financial statements.

69	December 2024 Form 10-K

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
We conduct periodic stress testing that seeks to measure the impact on our credit and market exposures of shocks stemming from negative economic or political scenarios including changes to global trade policies and the implementation of tariffs. When deemed appropriate by our risk managers, the stress test scenarios include possible contagion effects and second order risks. This analysis, and results of the stress tests, may result in the amendment of limits or exposure mitigation.
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
Top 10 Non-U.S. Country Exposures

	At December 31, 2024
$ in millions	United Kingdom	France	Japan	Brazil	Germany
Sovereign
Net inventory[1]	$934	$1,530	$2,048	$4,845	$(4,924)
Net counterparty exposure[2]	3	—	30	—	92
Exposure before hedges	937	1,530	2,078	4,845	(4,832)
Hedges[3]	(55)	(147)	(165)	(141)	(242)
Net exposure	$882	$1,383	$1,913	$4,704	$(5,074)

Non-sovereign
Net inventory[1]	$1,523	$868	$589	$83	$1,011
Net counterparty exposure[2]	7,788	3,396	3,551	575	3,368
Loans	7,875	449	160	139	1,702
Lending commitments	9,334	3,024	199	426	6,087
Exposure before hedges	26,520	7,737	4,499	1,223	12,168
Hedges[3]	(1,691)	(1,534)	(214)	(35)	(1,746)
Net exposure	$24,829	$6,203	$4,285	$1,188	$10,422
Total net exposure	$25,711	$7,586	$6,198	$5,892	$5,348

$ in millions	Korea	Spain	Australia	Canada	Italy
Sovereign
Net inventory[1]	$3,149	$194	$(419)	$(58)	$1,703
Net counterparty exposure[2]	250	—	86	22	23
Exposure before hedges	3,399	194	(333)	(36)	1,726
Hedges[3]	(35)	(8)	—	—	(29)
Net exposure	$3,364	$186	$(333)	$(36)	$1,697

Non-sovereign
Net inventory[1]	$118	$551	$365	$607	$281
Net counterparty exposure[2]	842	479	701	1,106	753
Loans	—	1,855	1,958	461	39
Lending commitments	—	1,167	1,472	1,717	1,062
Exposure before hedges	960	4,052	4,496	3,891	2,135
Hedges[3]	(35)	(272)	(448)	(154)	(348)
Net exposure	$925	$3,780	$4,048	$3,737	$1,787
Total net exposure	$4,289	$3,966	$3,715	$3,701	$3,484
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

December 2024 Form 10-K	70

Risk Disclosures
Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held Against Net Counterparty Exposure1

$ in millions		At December 31, 2024
Country of Risk	Collateral[2]
United Kingdom	U.K., U.S., and France	$8,618
Japan	Japan and U.S.	5,637
Other	Italy, U.S., and Korea	18,366
1.The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at December 31, 2024.
2.Primarily consists of cash and government obligations of the countries listed.
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, human factors (e.g., inappropriate or unlawful conduct) or external events (e.g., cyberattacks or third-party vulnerabilities) that may manifest as, for example, loss of information, business disruption, theft and fraud, legal and compliance risks, or damage to physical assets. We may incur operational risk across the full scope of our business activities, including revenue-generating activities and support and control groups (e.g., IT and trade processing).
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
The breadth and range of operational risk are such that the types of mitigating activities are wide-ranging. Examples of activities include: continuous enhancement of defenses against cyberattacks, use of legal agreements and contracts to transfer and/or limit operational risk exposures, due diligence, implementation of enhanced policies and procedures, technology change management controls, exception management processing controls, and segregation of duties.
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
The Operational Risk Department and Non-Financial Risk Cyber, Technology, and Information Security Department (“NFR CTIS”) provide independent oversight of operational risk and assess, measure and monitor operational risk against appetite. The Operational Risk Department and NFR CTIS work with the divisions and control groups to embed a transparent, consistent and comprehensive framework for managing operational risk within each area and across the Firm.
The NFR CTIS scope includes oversight of technology risk, cybersecurity risk, information security risk and compliance. The Operational Risk Department scope includes oversight of the fraud risk management and prevention program, and third-party risk management (supplier and affiliate risk oversight and assessment), among others.
Cybersecurity
Risk management and strategy
We, our businesses, and the broader financial services industry face an increasingly complex and evolving threat environment. We have made and continue to make substantial investments in cybersecurity and fraud prevention technology, and employ experienced talent to lead our Cybersecurity and Information Security organizations and program under the oversight of the Board and the BOTC. See “Risk Factors—Operational Risk” for information on risks to the Firm from cybersecurity threats.
As part of the ERM framework, we have implemented and maintain a program to assess, identify and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Our Cybersecurity Program helps

71	December 2024 Form 10-K

Risk Disclosures
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
Processes for assessing, identifying and managing material risks from cybersecurity threats
Our Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to our network, infrastructure, computing environment and the third parties that we rely on. We periodically assess the design of our cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework for Improving Critical Infrastructure Cybersecurity, as well as global cybersecurity regulations, and develop improvements to those controls in response to that assessment. Our Cybersecurity Program also includes cybersecurity and information security policies, procedures and technologies that are designed to address regulatory requirements and protect our clients’, employees’ and own data against unauthorized disclosure, modification and misuse. These policies, procedures and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response and recovery planning. See also “Firm Resilience” herein for a discussion of our resilience program that is designed to mitigate the impacts of cybersecurity events and other risks.
Our threat intelligence function within the Cybersecurity Program actively engages in private and public information-sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs our cybersecurity risk assessments and strategy. This information is also provided to an internal cyber threat detection team, which develops and implements strategies designed to defend against these cybersecurity threats across our environment. Our vulnerability management team, as well as NFR, also reviews external cybersecurity incidents that may be relevant to the Firm to further inform the design of our Cybersecurity Program. To assess the efficacy of our controls and defenses designed to mitigate cybersecurity risk, we utilize internal and external testing, including penetration testing and red team engagements. The results of these assessments are used to strengthen the Cybersecurity Program. Additionally, we maintain a global training program covering cybersecurity risks and requirements, including heightened security training to specialized employees, and conduct regular phishing email simulations for our employees and consultants as preventative measures.
When a threat is identified in our environment, our incident response team follows an incident response plan to evaluate the impact to the Firm and coordinate appropriate remediation. If warranted, the cybersecurity incident will be reported to applicable regulators, authorities, impacted clients or counterparties, as appropriate. The Firm’s cybersecurity incident response and remediation processes, including assessing materiality and reporting requirements, are reviewed through tabletop exercises.
Our processes are designed to help oversee, identify and mitigate cybersecurity risks associated with our use of third-party vendors. We maintain a third-party risk management program that evaluates and responds to cybersecurity risks at our third-party vendors. Prior to engaging third-party vendors to provide services to the Firm, we assess the third-party vendors’ cybersecurity programs to identify cybersecurity risks arising from the use of those vendors’ services. Once onboarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or a Firm audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet our minimum cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk to the Firm, are subject to review, challenge and escalation through our risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.
Our Cybersecurity Program is regularly assessed by IAD through various assurance activities, with the results reported to the BAC and the BOTC. Annually, key elements of the Cybersecurity Program are subject to review by an independent third party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. Our Cybersecurity Program is also examined regularly by the Firm’s prudential and conduct regulators within the scope of their jurisdiction.
Governance
Management’s role in assessing and managing material risks from cybersecurity threats
Our Cybersecurity Program is operated and maintained by management, including the Chief Information Officer of Cyber, Data, Risk and Resilience (“CIO”) and the Chief Information Security Officer (“CISO”). These senior officers are responsible for assessing and managing the Firm’s cybersecurity risks. Our Cybersecurity Program strategy, which is set by the CISO and overseen by the Head of Cyber, Technology, and Information Security Non-Financial Risk (“Head of NFR CTIS”), is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. Our Cybersecurity Program also includes processes

December 2024 Form 10-K	72

Risk Disclosures
for escalating and considering the materiality of incidents that impact the Firm, including escalation to senior management and the Board.
The members of management that lead our Cybersecurity Program and strategy have extensive experience in technology, cybersecurity and information security. The CIO has over 30 years of experience in various engineering, IT, operations and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management and information security. The Head of NFR CTIS has over 20 years of experience in technology, security and compliance roles, including experience in government security agencies.
Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees. These committees include representatives from Firm management as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to our policies and procedures. Significant cybersecurity risks are escalated from these committees to our Non-Financial Risk Committee. The CIO and the Head of NFR CTIS report on the status of our Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to the FRC, the BOTC and the Board, as appropriate. For more information regarding the Firm’s ERM framework, see “Quantitative and Qualitative Disclosures about Risk—Risk Management.”
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
In accordance with its charter, the BOTC receives quarterly reports from (i) Technology, including the CIO or the CISO; (ii) Operations; and (iii) NFR. Such reporting includes updates on our Cybersecurity Program, risks from cybersecurity threats, our programs to address and mitigate the risks associated with the evolving cybersecurity threat environment, and NFR’s assessment of cybersecurity risks. Senior officers in Technology and NFR also provide an annual report to the BOTC on the status of our broader information security program in compliance with the Gramm-Leach-Bliley Act, which includes a discussion of risks arising from cybersecurity threats. At least annually, senior management representatives in Technology and NFR discuss the status of the Cybersecurity Program and key cybersecurity risks with the Board and, in accordance with the Board’s Corporate Governance Policies, all Board members are invited to attend BOTC meetings and have access to meeting materials. The BOTC, which meets at least quarterly, also reviews and approves significant policies related to cybersecurity, receives an annual independent assessment of key aspects of our Cybersecurity Program from an independent third party and holds joint meetings with the BAC and BRC, as necessary and appropriate. The chair of the BOTC regularly discusses cybersecurity developments with senior management, including the senior officers mentioned above, and reports to the Board on cybersecurity risks and threats and other related matters.
Firm Resilience
The Firm’s critical processes and businesses could be disrupted by events including cyberattacks, failure or loss of access to technology and/or associated data, military conflicts, acts of terror, natural disasters, severe weather events and infectious disease. The Firm maintains a Firmwide resilience program that is designed to provide for operational resilience and enable it to respond to and recover critical processes and supporting assets in the event of a disruption impacting our people, technology, facilities and third parties. The key elements of the Firm’s resilience program include business continuity management, technology disaster recovery, third party resilience and key business service resilience. Resilience testing is performed both internally and with critical third parties to validate recovery capability in accordance with business requirements.
Third-Party Risk Management
In connection with our ongoing operations, we utilize the products and/or services of third parties, which we anticipate will continue and may increase in the future. These products and/or services include, for example, outsourced processing and support functions and other professional services. Our risk-based approach to managing exposure to our third parties includes the performance of due diligence, implementation of service-level and other contractual agreements, consideration of operational risks and ongoing monitoring of the performance of our third parties. We maintain and continue to enhance our third-party risk management program, which is designed to align with our risk tolerance and meet regulatory requirements. The program includes appropriate governance, policies, procedures and enabling technology. The third-party risk management program includes the adoption of appropriate risk management controls and practices throughout the third-party management life cycle to manage risk of service failure, risk of data loss and reputational risk, among others.

73	December 2024 Form 10-K

Risk Disclosures
Model Risk
Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision-making, noncompliance with applicable laws and/or regulations or damage to the Firm's reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions.

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
Liquidity Risk
Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. Liquidity risk also encompasses the associated funding risks triggered by the market or idiosyncratic stress events that may negatively affect our liquidity and may impact our ability to raise new funding or the cost of new funding. Generally, we incur liquidity and funding risk as a result of our trading, lending, investing and client facilitation activities.
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

December 2024 Form 10-K	74

Risk Disclosures
regulatory focus on the financial services and banking industries globally presents a continuing business challenge for us.
Climate Risk
Climate change manifests as physical and transition risks. The physical risks of climate change include harm to people and property arising from acute climate-related events, such as floods, hurricanes, heatwaves, droughts and wildfires, and chronic, longer-term shifts in climate patterns, such as higher global average temperatures, rising sea levels and long-term droughts. The transition risk of climate change include policy, legal, technology and market changes. Examples of these transition risks include changes in consumer and business sentiment, related technologies, shareholder preferences and any additional regulatory and legislative requirements, including increased disclosure or regulation of carbon emissions.
Climate risk, which is not expected to have a significant effect on our consolidated results of operations or financial condition in the near term, is an overarching risk that can impact other categories of risk. Physical risk may lead to increased credit risk by diminishing borrowers’ repayment capacity or impacting the value of collateral. In addition, physical risk could pose increased operational risk to our facilities and people. The impacts of transition risk may lead to and amplify credit or liquidity risk by reducing our customers’ operating income or the value of their assets as well as exposing us to reputational, compliance and/or litigation risk due to increased legal and regulatory scrutiny or negative public sentiment.
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

75	December 2024 Form 10-K

Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Morgan Stanley:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Morgan Stanley and subsidiaries (the “Firm”) as of December 31, 2024 and 2023, the related consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Firm as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Firm’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Firm’s internal control over financial reporting.
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
The Firm’s trading and financing activities result in the Firm carrying material financial instruments having limited price transparency. These financial instruments can span a broad array of product types and generally include derivatives, securities, loans, and borrowings. As described in Note 4, these Level 3 financial assets and liabilities carried at fair value on a recurring basis approximate $6.8 billion and $4.1 billion, respectively, and the Level 3 loans held for sale approximate $6.1 billion at December 31, 2024. Unlike financial instruments whose inputs are readily observable and, therefore, more easily independently corroborated, the valuation of these financial instruments is inherently subjective and often involves the use of unobservable inputs and proprietary valuation models whose underlying algorithms and valuation methodologies are complex.

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

December 2024 Form 10-K	76

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

/s/ Deloitte & Touche LLP
New York, New York
February 21, 2025

We have served as the Firm’s auditor since 1997.

77	December 2024 Form 10-K

Consolidated Income Statement

in millions, except per share data	2024	2023	2022
Revenues
Investment banking	$6,705	$4,948	$5,599
Trading	16,763	15,263	13,928
Investments	824	573	15
Commissions and fees	5,094	4,537	4,938
Asset management	22,499	19,617	19,578
Other	1,265	975	283
Total non-interest revenues	53,150	45,913	44,341
Interest income[1]	54,135	45,849	21,595
Interest expense[1]	45,524	37,619	12,268
Net interest	8,611	8,230	9,327
Net revenues	61,761	54,143	53,668
Provision for credit losses	264	532	280
Non-interest expenses
Compensation and benefits	26,178	24,558	23,053
Brokerage, clearing and exchange fees	4,140	3,476	3,458
Information processing and communications	4,088	3,775	3,493
Professional services	2,901	3,058	3,070
Occupancy and equipment	1,905	1,895	1,729
Marketing and business development	965	898	905
Other	3,724	4,138	3,591
Total non-interest expenses	43,901	41,798	39,299
Income before provision for income taxes	17,596	11,813	14,089
Provision for income taxes	4,067	2,583	2,910
Net income	$13,529	$9,230	$11,179
Net income applicable to noncontrolling interests	139	143	150
Net income applicable to Morgan Stanley	$13,390	$9,087	$11,029
Preferred stock dividends	590	557	489
Earnings applicable to Morgan Stanley common shareholders	$12,800	$8,530	$10,540
Earnings per common share
Basic	$8.04	$5.24	$6.23
Diluted	7.95	5.18	6.15
Average common shares outstanding
Basic	1,591	1,628	1,691
Diluted	1,611	1,646	1,713
1. 2023 amounts have been adjusted to conform with the current period presentation. See Note 2 for additional information.

Consolidated Comprehensive Income Statement

$ in millions	2024	2023	2022
Net income	$13,529	$9,230	$11,179
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(422)	(20)	(337)
Change in net unrealized gains (losses) on available-for-sale securities	521	1,098	(4,437)
Pension and other	12	(87)	43
Change in net debt valuation adjustment	(534)	(1,290)	1,502
Net change in cash flow hedges	(51)	20	(4)
Total other comprehensive income (loss)	$(474)	$(279)	$(3,233)
Comprehensive income	$13,055	$8,951	$7,946
Net income applicable to noncontrolling interests	139	143	150
Other comprehensive income (loss) applicable to noncontrolling interests	(81)	(111)	(82)
Comprehensive income applicable to Morgan Stanley	$12,997	$8,919	$7,878

December 2024 Form 10-K	78	See Notes to Consolidated Financial Statements

Consolidated Balance Sheet

$ in millions, except share data	At December 31, 2024	At December 31, 2023
Assets
Cash and cash equivalents	$105,386	$89,232
Trading assets at fair value ($148,945 and $162,698 were pledged to various parties)	331,884	367,074
Investment securities:
Available-for-sale at fair value (amortized cost of $101,960 and $92,149)	98,608	88,113
Held-to-maturity (fair value of $51,203 and $57,453)	61,071	66,694
Securities purchased under agreements to resell (includes $— and $7 at fair value)	118,565	110,740
Securities borrowed	123,859	121,091
Customer and other receivables	86,158	80,105
Loans:
Held for investment (net of allowance for credit losses of $1,066 and $1,169)	225,834	203,385
Held for sale	12,319	15,255
Goodwill	16,706	16,707
Intangible assets (net of accumulated amortization of $5,445 and $4,847)	6,453	7,055
Other assets	28,228	28,242
Total assets	$1,215,071	$1,193,693
Liabilities
Deposits (includes $6,499 and $6,472 at fair value)	$376,007	$351,804
Trading liabilities at fair value	153,764	151,513
Securities sold under agreements to repurchase (includes $956 and $1,020 at fair value)	50,067	62,651
Securities loaned	15,226	15,057
Other secured financings (includes $14,088 and $9,899 at fair value)	21,602	12,655
Customer and other payables	175,938	208,148
Other liabilities and accrued expenses	28,220	28,151
Borrowings (includes $103,332 and $93,900 at fair value)	288,819	263,732
Total liabilities	1,109,643	1,093,711
Commitments and contingent liabilities (see Note 14)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	9,750	8,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,606,653,706 and 1,626,828,437	20	20
Additional paid-in capital	30,179	29,832
Retained earnings	104,989	97,996
Employee stock trusts	5,103	5,314
Accumulated other comprehensive income (loss)	(6,814)	(6,421)
Common stock held in treasury at cost, $0.01 par value (432,240,273 and 412,065,542 shares)	(33,613)	(31,139)
Common stock issued to employee stock trusts	(5,103)	(5,314)
Total Morgan Stanley shareholders’ equity	104,511	99,038
Noncontrolling interests	917	944
Total equity	105,428	99,982
Total liabilities and equity	$1,215,071	$1,193,693

See Notes to Consolidated Financial Statements	79	December 2024 Form 10-K

Consolidated Statement of Changes in Total Equity

$ in millions	2024	2023	2022
Preferred stock
Beginning balance	$8,750	$8,750	$7,750
Issuance of preferred stock	1,000	—	1,000
Ending balance	9,750	8,750	8,750
Common stock
Beginning and ending balance	20	20	20
Additional paid-in capital
Beginning balance	29,832	29,339	28,841
Share-based award activity	352	493	503
Issuance of preferred stock	(5)	—	(6)
Other net increases (decreases)	—	—	1
Ending balance	30,179	29,832	29,339
Retained earnings
Beginning balance	97,996	94,862	89,432
Cumulative adjustment related to the adoption of accounting standard update[1]	(60)	—	—
Net income applicable to Morgan Stanley	13,390	9,087	11,029
Preferred stock dividends[2]	(590)	(557)	(489)
Common stock dividends[2]	(5,745)	(5,393)	(5,108)
Other net increases (decreases)	(2)	(3)	(2)
Ending balance	104,989	97,996	94,862
Employee stock trusts
Beginning balance	5,314	4,881	3,955
Share-based award activity	(211)	433	926
Ending balance	5,103	5,314	4,881
Accumulated other comprehensive income (loss)
Beginning balance	(6,421)	(6,253)	(3,102)
Net change in Accumulated other comprehensive income (loss)	(393)	(168)	(3,151)
Ending balance	(6,814)	(6,421)	(6,253)
Common stock held in treasury at cost
Beginning balance	(31,139)	(26,577)	(17,500)
Share-based award activity	1,704	1,654	1,794
Repurchases of common stock and employee tax withholdings	(4,178)	(6,216)	(10,871)
Ending balance	(33,613)	(31,139)	(26,577)
Common stock issued to employee stock trusts
Beginning balance	(5,314)	(4,881)	(3,955)
Share-based award activity	211	(433)	(926)
Ending balance	(5,103)	(5,314)	(4,881)
Noncontrolling interests
Beginning balance	944	1,090	1,157
Net income applicable to noncontrolling interests	139	143	150
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(81)	(111)	(82)
Other net increases (decreases)	(85)	(178)	(135)
Ending balance	917	944	1,090
Total equity	$105,428	$99,982	$101,231
1.The Firm adopted the Investments - Tax Credit Structures accounting standard update on January 1, 2024. Refer to Note 2 for further information.
2.See Note 17 for information regarding dividends per share for each class of stock.

December 2024 Form 10-K	80	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statement

$ in millions	2024	2023	2022
Cash flows from operating activities
Net income	$13,529	$9,230	$11,179
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	152	(463)	(849)
Stock-based compensation expense	1,622	1,709	1,875
Depreciation and amortization	5,161	4,256	3,998
Provision for credit losses	264	532	280
Other operating adjustments	4	308	618
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	34,496	(61,026)	(39,422)
Securities borrowed	(2,768)	12,283	(3,661)
Securities loaned	169	(622)	3,380
Customer and other receivables and other assets	(5,308)	602	14,664
Customer and other payables and other liabilities	(25,550)	(3,629)	(4,897)
Securities purchased under agreements to resell	(7,825)	3,167	6,092
Securities sold under agreements to repurchase	(12,584)	117	346
Net cash provided by (used for) operating activities	1,362	(33,536)	(6,397)
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software	(3,462)	(3,412)	(3,078)
Changes in loans, net	(22,618)	(4,059)	(23,652)
AFS securities:
Purchases	(35,327)	(23,078)	(24,602)
Proceeds from sales	5,728	5,929	22,014
Proceeds from paydowns and maturities	21,089	14,316	13,435
HTM securities:
Purchases	(3,860)	—	(5,231)
Proceeds from paydowns and maturities	10,475	8,143	9,829
Other investing activities	(1,485)	(923)	(347)
Net cash provided by (used for) investing activities	(29,460)	(3,084)	(11,632)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	4,358	796	(884)
Deposits	23,955	(5,075)	1,659
Issuance of preferred stock, net of issuance costs	995	—	994
Proceeds from issuance of Borrowings	108,365	78,424	72,460
Payments for:
Borrowings	(80,230)	(64,805)	(34,898)
Repurchases of common stock and employee tax withholdings	(4,199)	(6,178)	(10,871)
Cash dividends	(6,138)	(5,763)	(5,401)
Other financing activities	(350)	(125)	(345)
Net cash provided by (used for) financing activities	46,756	(2,726)	22,714
Effect of exchange rate changes on cash and cash equivalents	(2,504)	451	(4,283)
Net increase (decrease) in cash and cash equivalents	16,154	(38,895)	402
Cash and cash equivalents, at beginning of period	89,232	128,127	127,725
Cash and cash equivalents, at end of period	$105,386	$89,232	$128,127
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$46,359	$41,940	$9,819
Income taxes, net of refunds	1,885	2,035	4,147

See Notes to Consolidated Financial Statements	81	December 2024 Form 10-K

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
Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses and institutions. Wealth Management covers: financial advisor-led brokerage, custody, administrative and investment advisory services; self-directed brokerage services; financial and wealth planning services; workplace services, including stock plan administration; securities-based lending, residential and commercial real estate loans and other lending products; banking; and retirement plan services.
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

December 2024 Form 10-K	82

Notes to Consolidated Financial Statements
of accounting with net gains and losses recorded within Other revenues (see Note 11) unless the Firm has elected to measure the investment at fair value, in which case net gains and losses are recorded within Investments revenues (see Note 5).
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
2. Significant Accounting Policies
Presentation Changes in 2024
In the first quarter of 2024, the Firm implemented certain presentation changes which resulted in a decrease to both interest income and interest expense of $4,432 million for the year ended December 31, 2023, and no effect on net interest income, with the entire impact to the Firm recorded within the Institutional Securities segment. These changes further aligned the accounting treatment between the balance sheet and the related interest income or expense, primarily by offsetting interest income and expense for certain prime brokerage-related customer receivables and payables that are currently accounted for as a single unit of account on the balance sheet. The current and previous presentation of these interest income and interest expense amounts are acceptable and the change does not represent a change in accounting principle. These changes were applied retrospectively to the consolidated income statement for 2023 and accordingly, 2023 amounts were adjusted to conform with the current presentation.
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

83	December 2024 Form 10-K

Notes to Consolidated Financial Statements
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
Fair Value Measurement—Definition and Hierarchy
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in

December 2024 Form 10-K	84

Notes to Consolidated Financial Statements
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

85	December 2024 Form 10-K

Notes to Consolidated Financial Statements
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

December 2024 Form 10-K	86

Notes to Consolidated Financial Statements
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
Fair Value Hedges—Interest Rate Risk
The Firm’s designated fair value hedges consist of interest rate swaps designated as hedges of changes in the benchmark interest rate of certain fixed-rate AFS securities and senior borrowings. The Firm also designates interest rate swaps as fair value hedges of changes in the benchmark interest rate of certain fixed rate deposits. The Firm is permitted to hedge the full, or part of the contractual term of the hedged instrument. The Firm uses regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships. For qualifying fair value hedges of benchmark interest rates, the change in the fair value of the derivative, offset by the change in the fair value attributable to the change in the benchmark interest rate risk of the hedged asset (liability), is recognized in earnings each period as a component of Interest income (expense). For AFS securities, the change in fair value of the hedged item due to changes other than the risk being hedged will continue to be reported in OCI. When a derivative is de-designated as a hedge, any basis adjustment remaining on the hedged asset (liability) is amortized to Interest income (expense) over the remaining life of the asset (liability) using the effective interest method. For certain AFS securities, the Firm also applies the portfolio layer method of hedge accounting, which permits prepayable and non-prepayable assets to be included in the portfolio and allows more of the portfolio to be hedged. Further, the portfolio layer method of accounting requires that basis adjustments are maintained at the portfolio level and not allocated to individual items until certain de-designation events occur. The amount designated as hedged is the sum of the notional amounts of all outstanding layers in each portfolio. Refer to Note 6 and Note 7 to the financial statements for additional information on portfolio layer method hedging.
Net Investment Hedges
The Firm uses forward foreign exchange contracts to manage a portion of the currency exposure relating to its net investments in foreign operations. To the extent that the notional amounts of the hedging instruments equal the portion of the investments being hedged and the underlying exchange rate of the derivative hedging instrument is the same as the exchange rate between the functional currency of the investee and the intermediate parent entity’s functional currency, it is considered to be perfectly effective. The gain or loss from revaluing qualifying hedges of net investments in foreign operations at the spot rate is reported within AOCI. The forward points on the hedging instruments are excluded from hedge effectiveness testing and changes in the fair value of this excluded component are recorded currently in Interest income.
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

87	December 2024 Form 10-K

Notes to Consolidated Financial Statements
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
Nonaccrual and ACL Charge-offs on Loans

All loan categories described below follow the same nonaccrual guidance and loans held for investment follow the charge-off guidance as discussed in “Allowance for Credit Losses” herein.
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

Lending Commitments.  The Firm records the liability and related expense for the credit exposure related to commitments to fund loans. The liability is recorded in Other liabilities and accrued expenses in the balance sheet and the expense is recorded in the Provision for credit losses in the income statement. For more information regarding loan commitments, standby letters of credit and financial guarantees, see Note 14.

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

December 2024 Form 10-K	88

Notes to Consolidated Financial Statements
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
Qualitative and environmental factors such as economic and business conditions, the nature and volume of the portfolio,

89	December 2024 Form 10-K

Notes to Consolidated Financial Statements
and lending terms and the volume and severity of past due loans are also considered in the ACL calculations.
Presentation of ACL and Provision for Credit Losses

	ACL	Provision for Credit Losses
Held for investment loans	Contra asset	Provision for credit losses
Other instruments measured at amortized cost (e.g., HTM securities and customer and other receivables)	Contra asset	Other revenues
Employee loans	Contra asset	Compensation and benefits expenses
Held for investment lending commitments	Other liabilities and accrued expenses	Provision for credit losses
Other off-balance sheet instruments (e.g., certain guarantees)	Other liabilities and accrued expenses	Other expenses
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

December 2024 Form 10-K	90

Notes to Consolidated Financial Statements
Estimated Useful Life of Assets

in years	Estimated Useful Life
Buildings	39
Leasehold improvements—Building	term of lease to 25
Leasehold improvements—Other	term of lease to 15
Furniture and fixtures	7
Computer and communications equipment	3 to 9
Power generation assets	15 to 29
Capitalized software costs	2 to 10
Premises, equipment and capitalized software costs are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable.
Goodwill and Intangible Assets
The Firm tests goodwill and indefinite-lived intangible assets for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Firm tests goodwill for impairment at the reporting unit level, which is generally at the level of or one level below the Firm’s operating segments. The Firm’s operating segments are equivalent to its business segments. The Firm tests indefinite-lived intangible assets for impairment at the aggregate level of management contracts. For both the annual and interim tests, the Firm has the option to either (i) perform a quantitative impairment test or (ii) first perform a qualitative assessment to determine whether it is more likely than not that the fair value is less than its carrying amount, in which case, the quantitative test would be performed.
When performing a quantitative impairment test of goodwill, the Firm compares the fair value of the reporting unit with the carrying amount. If the fair value is less than the carrying amount, the impairment loss is equal to the excess of the carrying value over the fair value, limited to the carrying amount of goodwill within the reporting unit.
When performing a quantitative impairment test of indefinite-lived intangible assets, the Firm compares the fair value of the assets with the carrying amount. If the fair value is less than the carrying amount, the impairment loss is equal to the excess of the carrying value over the fair value, limited to the carrying amount of the assets.
The estimated fair values used in the quantitative impairment tests of goodwill and indefinite-lived intangible assets are derived based on valuation techniques the Firm believes market participants would use. The estimated fair values are generally determined by utilizing a discounted cash flow methodology or methodologies that incorporate price-to-book and price-to-earnings multiples of certain comparable companies for goodwill impairment testing.
Intangible assets with a finite life are amortized over their estimated useful life and are reviewed for impairment on an interim basis to assess whether impairment indicators are present. Impairment losses are recorded within Other expenses in the income statement.
Earnings per Common Share
Basic EPS is computed by dividing earnings applicable to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Earnings applicable to Morgan Stanley common shareholders represents net income applicable to Morgan Stanley reduced by preferred stock dividends. Common shares outstanding include common stock and vested RSUs where recipients have satisfied the relevant vesting terms. Diluted EPS reflects the assumed conversion of all dilutive securities.
Share-based awards, including awards that pay dividend equivalents subject to vesting, are included in diluted shares outstanding (if dilutive) under the treasury stock method.
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

91	December 2024 Form 10-K

Notes to Consolidated Financial Statements
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

December 2024 Form 10-K	92

Notes to Consolidated Financial Statements
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
Accounting Updates Adopted in 2024
Segment Reporting

The Firm adopted the Segment Reporting - Improvements to Reportable Segment Disclosures accounting update retrospectively, effective January 1, 2024. This accounting update requires additional reportable segment disclosures on an annual and interim basis, primarily about significant segment expenses and other segment items that are regularly provided to the chief operating decision maker and included within the reported measure of segment profit or loss. See Note 22 to the financial statements for disclosures on the Firm’s reportable segments.

Investments - Tax Credit Structures

The Firm adopted the Investments - Equity Method and Joint Ventures - Tax Credit Structures accounting update on January 1, 2024 using the modified retrospective method. This accounting update permits an election to account for tax equity investments using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received and recognized net in the income statement as a component of provision for income taxes. The update requires a separate accounting policy election to be made for each tax credit program. Additional disclosures are required regarding (i) the nature of our tax equity investments and (ii) the effect of our tax equity investments and related income tax credits on the financial condition and results of operations (see Note 11).
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
3. Cash and Cash Equivalents

$ in millions	At December 31, 2024	At December 31, 2023
Cash and due from banks	$4,436	$7,323
Interest bearing deposits with banks	100,950	81,909
Total Cash and cash equivalents	$105,386	$89,232
Restricted cash	$29,643	$30,571
For additional information on cash and cash equivalents, including restricted cash, see Note 2.

93	December 2024 Form 10-K

Notes to Consolidated Financial Statements
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$54,436	$44,332	$—	$—	$98,768
Other sovereign government obligations	25,179	9,969	17	—	35,165
State and municipal securities	—	2,993	—	—	2,993
MABS	—	2,231	281	—	2,512
Loans and lending commitments[2]	—	7,602	1,059	—	8,661
Corporate and other debt	—	30,394	1,258	—	31,652
Corporate equities[3,5]	102,874	606	154	—	103,634
Derivative and other contracts:
Interest rate	4,154	124,309	343	—	128,806
Credit	—	8,783	367	—	9,150
Foreign exchange	65	108,037	620	—	108,722
Equity	2,704	72,532	446	—	75,682
Commodity and other	1,366	12,370	2,195	—	15,931
Netting[1]	(6,471)	(251,771)	(645)	(40,835)	(299,722)
Total derivative and other contracts	1,818	74,260	3,326	(40,835)	38,569
Investments[4,5]	808	933	754	—	2,495
Physical commodities	—	1,229	—	—	1,229
Total trading assets[4]	185,115	174,549	6,849	(40,835)	325,678
Investment securities —AFS	69,834	28,774	—	—	98,608
Total assets at fair value	$254,949	$203,323	$6,849	$(40,835)	$424,286

	At December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$6,498	$1	$—	$6,499
Trading liabilities:
U.S. Treasury and agency securities	21,505	3	—	—	21,508
Other sovereign government obligations	20,724	3,712	84	—	24,520
Corporate and other debt	—	9,032	11	—	9,043
Corporate equities[3]	60,653	95	15	—	60,763
Derivative and other contracts:
Interest rate	3,615	114,179	396	—	118,190
Credit	—	9,302	270	—	9,572
Foreign exchange	147	104,793	31	—	104,971
Equity	3,241	90,639	1,594	—	95,474
Commodity and other	1,461	11,215	887	—	13,563
Netting[1]	(6,471)	(251,771)	(645)	(44,953)	(303,840)
Total derivative and other contracts	1,993	78,357	2,533	(44,953)	37,930
Total trading liabilities	104,875	91,199	2,643	(44,953)	153,764
Securities sold under agreements to repurchase	—	512	444	—	956
Other secured financings	—	14,012	76	—	14,088
Borrowings	—	102,385	947	—	103,332
Total liabilities at fair value	$104,875	$214,606	$4,111	$(44,953)	$278,639

	At December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$56,459	$53,741	$—	$—	$110,200
Other sovereign government obligations	22,580	9,946	94	—	32,620
State and municipal securities	—	2,148	34	—	2,182
MABS	—	1,540	489	—	2,029
Loans and lending commitments[2]	—	6,122	2,066	—	8,188
Corporate and other debt	—	35,833	1,983	—	37,816
Corporate equities[3,5]	126,772	929	199	—	127,900
Derivative and other contracts:
Interest rate	7,284	140,139	784	—	148,207
Credit	—	10,244	393	—	10,637
Foreign exchange	12	93,218	20	—	93,250
Equity	2,169	55,319	587	—	58,075
Commodity and other	1,608	11,862	2,811	—	16,281
Netting[1]	(7,643)	(237,497)	(1,082)	(42,915)	(289,137)
Total derivative and other contracts	3,430	73,285	3,513	(42,915)	37,313
Investments[4,5]	781	836	949	—	2,566
Physical commodities	—	736	—	—	736
Total trading assets[4]	210,022	185,116	9,327	(42,915)	361,550
Investment securities —AFS	57,405	30,708	—	—	88,113
Securities purchased under agreements to resell	—	7	—	—	7
Total assets at fair value	$267,427	$215,831	$9,327	$(42,915)	$449,670

December 2024 Form 10-K	94

Notes to Consolidated Financial Statements

	At December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$6,439	$33	$—	$6,472
Trading liabilities:
U.S. Treasury and agency securities	27,708	16	—	—	27,724
Other sovereign government obligations	26,829	3,955	6	—	30,790
Corporate and other debt	—	10,560	9	—	10,569
Corporate equities[3]	46,809	300	45	—	47,154
Derivative and other contracts:
Interest rate	8,000	129,983	857	—	138,840
Credit	—	10,795	297	—	11,092
Foreign exchange	96	89,880	385	—	90,361
Equity	2,411	64,794	1,689	—	68,894
Commodity and other	1,642	11,904	1,521	—	15,067
Netting[1]	(7,643)	(237,497)	(1,082)	(42,757)	(288,979)
Total derivative and other contracts	4,506	69,859	3,667	(42,757)	35,275
Total trading liabilities	105,852	84,690	3,727	(42,757)	151,512
Securities sold under agreements to repurchase	—	571	449	—	1,020
Other secured financings	—	9,807	92	—	9,899
Borrowings	—	92,022	1,878	—	93,900
Total liabilities at fair value	$105,852	$193,529	$6,179	$(42,757)	$262,803
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
5.At December 31, 2024 and December 31, 2023, the Firm’s Trading assets included an insignificant amount of equity securities subject to contractual sale restrictions that generally prohibit the Firm from selling the security for a period of time as of the measurement date.
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At December 31, 2024	At December 31, 2023
Commercial real estate	$498	$422
Residential real estate	1,922	2,909
Securities-based lending and Other loans	6,241	4,857
Total	$8,661	$8,188
Unsettled Fair Value of Futures Contracts1

$ in millions	At December 31, 2024	At December 31, 2023
Customer and other receivables, net	$1,914	$1,062
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
Valuation Hierarchy Classification:
•Level 2—if value based on observable market data supported by market liquidity for comparable instruments
•Level 3—in instances where market data are not observable or supported by market liquidity

95	December 2024 Form 10-K

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
•The spread data used is for the same maturity as the bond. If the spread data does not reference the issuer, then data that references comparable issuers are used. When position-specific external price data is not observable, fair value is determined based on either benchmarking to comparable instruments or cash flow models with yield curves, bond or single-name CDS spreads and recovery rates or loss given default as significant inputs.
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

December 2024 Form 10-K	96

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

97	December 2024 Form 10-K

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

December 2024 Form 10-K	98

Notes to Consolidated Financial Statements
Valuation Hierarchy Classification:
•Level 2—when valued using observable inputs or where the unobservable input is not deemed significant
•Level 3—in instances where an unobservable input is deemed significant
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

$ in millions	2024	2023	2022
U.S. Treasury and agency securities
Beginning balance	$—	$17	$2
Realized and unrealized gains (losses)	—	—	(3)
Purchases	—	—	14
Sales	—	(10)	(1)
Net transfers	—	(7)	5
Ending balance	$—	$—	$17
Unrealized gains (losses)	$—	$—	$(1)
Other sovereign government obligations
Beginning balance	$94	$169	$211
Realized and unrealized gains (losses)	(12)	5	(5)
Purchases	4	38	116
Sales	—	(86)	(107)
Net transfers	(69)	(32)	(46)
Ending balance	$17	$94	$169
Unrealized gains (losses)	$(9)	$2	$(14)
State and municipal securities
Beginning balance	$34	$145	$13
Realized and unrealized gains (losses)	—	—	(4)
Purchases	—	9	91
Sales	(29)	(6)	(82)
Net transfers	(5)	(114)	127
Ending balance	$—	$34	$145
Unrealized gains (losses)	$—	$—	$—
MABS
Beginning balance	$489	$416	$344
Realized and unrealized gains (losses)	9	(2)	(342)
Purchases	83	232	511
Sales	(121)	(165)	(130)
Net transfers	(179)	8	33
Ending balance	$281	$489	$416
Unrealized gains (losses)	$(16)	$(14)	$2
Loans and lending commitments
Beginning balance	$2,066	$2,017	$3,806
Realized and unrealized gains (losses)	(15)	(189)	(80)
Purchases and originations	235	1,502	793
Sales	(674)	(477)	(740)
Settlements	(221)	(843)	(1,526)
Net transfers	(332)	56	(236)
Ending balance	$1,059	$2,066	$2,017
Unrealized gains (losses)	$(15)	$(76)	$29

$ in millions	2024	2023	2022
Corporate and other debt
Beginning balance	$1,983	$2,096	$1,973
Realized and unrealized gains (losses)	(72)	145	456
Purchases and originations	602	623	1,165
Sales	(631)	(664)	(1,889)
Settlements	(84)	(33)	(27)
Net transfers	(540)	(184)	418
Ending balance	$1,258	$1,983	$2,096
Unrealized gains (losses)	$55	$(10)	$160
Corporate equities
Beginning balance	$199	$116	$115
Realized and unrealized gains (losses)	(119)	12	(97)
Purchases	40	85	73
Sales	(16)	(41)	(22)
Net transfers	50	27	47
Ending balance	$154	$199	$116
Unrealized gains (losses)	$(44)	$19	$11
Investments
Beginning balance	$949	$923	$1,125
Realized and unrealized gains (losses)	33	35	(409)
Purchases	62	158	63
Sales	(288)	(183)	(107)
Net transfers	(2)	16	251
Ending balance	$754	$949	$923
Unrealized gains (losses)	$(32)	$27	$(397)
Investment securities—AFS
Beginning balance	$—	$35	$—
Realized and unrealized gains (losses)	—	—	(3)
Sales	—	(32)	—
Net transfers	—	(3)	38
Ending balance	$—	$—	$35
Unrealized gains (losses)	$—	$—	$(3)
Net derivatives: Interest rate
Beginning balance	$(73)	$(151)	$708
Realized and unrealized gains (losses)	126	(336)	(643)
Purchases	59	140	1
Issuances	(9)	(43)	—
Settlements	(175)	241	(92)
Net transfers	19	76	(125)
Ending balance	$(53)	$(73)	$(151)
Unrealized gains (losses)	$(53)	$(210)	$(327)
Net derivatives: Credit
Beginning balance	$96	$110	$98
Realized and unrealized gains (losses)	(30)	5	84
Purchases	—	—	5
Issuances	—	—	(10)
Settlements	32	(21)	(61)
Net transfers	(1)	2	(6)
Ending balance	$97	$96	$110
Unrealized gains (losses)	$(47)	$2	$70

99	December 2024 Form 10-K

Notes to Consolidated Financial Statements

$ in millions	2024	2023	2022
Net derivatives: Foreign exchange
Beginning balance	$(365)	$66	$52
Realized and unrealized gains (losses)	874	(290)	(8)
Purchases	—	—	1
Issuances	—	(1)	—
Settlements	(25)	(15)	(46)
Net transfers	105	(125)	67
Ending balance	$589	$(365)	$66
Unrealized gains (losses)	$728	$(277)	$43
Net derivatives: Equity
Beginning balance	$(1,102)	$(736)	$(945)
Realized and unrealized gains (losses)	225	(91)	201
Purchases	214	221	77
Issuances	(710)	(572)	(339)
Settlements	132	87	348
Net transfers	93	(11)	(78)
Ending balance	$(1,148)	$(1,102)	$(736)
Unrealized gains (losses)	$308	$(201)	$328
Net derivatives: Commodity and other
Beginning balance	$1,290	$1,083	$1,529
Realized and unrealized gains (losses)	(1,361)	910	315
Purchases	87	78	185
Issuances	(153)	(136)	(210)
Settlements	1,336	(701)	(510)
Net transfers	109	56	(226)
Ending balance	$1,308	$1,290	$1,083
Unrealized gains (losses)	$(142)	$243	$(935)
Deposits
Beginning balance	$33	$20	$67
Realized and unrealized losses (gains)	—	1	—
Issuances	—	25	11
Settlements	—	—	(3)
Net transfers	(32)	(13)	(55)
Ending balance	$1	$33	$20
Unrealized losses (gains)	$—	$1	$—
Nonderivative trading liabilities
Beginning balance	$60	$74	$61
Realized and unrealized losses (gains)	(27)	8	(86)
Purchases	(27)	(38)	(35)
Sales	101	22	93
Net transfers	3	(6)	41
Ending balance	$110	$60	$74
Unrealized losses (gains)	$(21)	$8	$17
Securities sold under agreements to repurchase
Beginning balance	$449	$512	$651
Realized and unrealized losses (gains)	(5)	2	(8)
Issuances	—	1	17
Settlements	—	(9)	(22)
Net transfers	—	(57)	(126)
Ending balance	$444	$449	$512
Unrealized losses (gains)	$(5)	$2	$—

$ in millions	2024	2023	2022
Other secured financings
Beginning balance	$92	$91	$403
Realized and unrealized losses (gains)	(14)	5	(6)
Sales	(21)	—	—
Issuances	112	83	39
Settlements	(113)	(99)	(342)
Net transfers	20	12	(3)
Ending balance	$76	$92	$91
Unrealized losses (gains)	$(14)	$5	$(6)
Borrowings
Beginning balance	$1,878	$1,587	$2,157
Realized and unrealized losses (gains)	4	219	(133)
Issuances	288	708	513
Settlements	(255)	(391)	(285)
Net transfers	(968)	(245)	(665)
Ending balance	$947	$1,878	$1,587
Unrealized losses (gains)	$16	$182	$(138)
Portion of unrealized losses (gains) recorded in OCI—Change in net DVA	7	29	(35)
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
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2024	At December 31, 2023
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$17	$94
Comparable pricing:
Bond price	45 to 104 points (75 points)	61 to 110 points (87 points)
MABS	$281	$489
Comparable pricing:
Bond price	27 to 98 points (67 points)	0 to 88 points (61 points)

December 2024 Form 10-K	100

Notes to Consolidated Financial Statements

Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2024	At December 31, 2023
Loans and lending commitments	$1,059	$2,066
Margin loan model:
Margin loan rate	1% to 4% (3%)	2% to 4% (3%)
Comparable pricing:
Loan price	49 to 102 points (90 points)	85 to 102 points (98 points)
Corporate and other debt	$1,258	$1,983
Comparable pricing:
Bond price	28 to 130 points (83 points)	28 to 135 points (82 points)
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Corporate equities	$154	$199
Comparable pricing:
Equity price	100%	100%
Investments	$754	$949
Discounted cash flow:
WACC	12% to 21% (16%)	16% to 18% (17%)
Exit multiple	9 to 10 times (10 times)	9 to 17 times (15 times)
Market approach:
EBITDA multiple	20 times	22 times
Comparable pricing:
Equity price	24% to 100% (84%)	24% to 100% (86%)
Net derivative and other contracts:
Interest rate	$(53)	$(73)
Option model:
IR volatility skew	72% to 97% (81% / 79%)	70% to 100% (81% / 93%)
IR curve correlation	28% to 99% (83% / 86%)	49% to 99% (77% / 79%)
Bond volatility	78% to 148% (92% / 92%)	79% to 85% (82% / 85%)
Inflation volatility	30% to 68% (44% / 38%)	27% to 70% (43% / 39%)
Credit	$97	$96
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 90 points (48 points)	0 to 92 points (46 points)
Credit spread	10 to 360 bps (90 bps)	10 to 404 bps (94 bps)
Funding spread	10 to 590 bps (76 bps)	18 to 590 bps (67 bps)
Foreign exchange[2]	$589	$(365)
Option model:
IR curve	5% to 10% (8% / 8%)	-4% to 26% (7% / 5%)
Foreign exchange volatility skew	N/M	-3% to 12% (2% / 0%)
Contingency probability	90% to 95% (91% / 95%)	95%
Equity[2]	$(1,148)	$(1,102)
Option model:
Equity volatility	7% to 98% (20%)	6% to 97% (23%)
Equity volatility skew	-2% to 0% (-1%)	-1% to 0% (0%)
Equity correlation	20% to 94% (58%)	25% to 97% (49%)
FX correlation	-68% to 60% (-36%)	-79% to 40% (-28%)
IR correlation	N/M	10% to 30% (15%)
Commodity and other	$1,308	$1,290
Option model:
Forward power price	$0 to $185 ($48) per MWh	$0 to $220 ($49) per MWh
Commodity volatility	0% to 165% (37%)	8% to 123% (31%)
Cross-commodity correlation	54% to 100% (94%)	54% to 100% (94%)

Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2024	At December 31, 2023
Liabilities at Fair Value on a Recurring Basis
Securities sold under agreements to repurchase	$444	$449
Discounted cash flow:
Funding spread	11 to 102 bps (36 / 26 bps)	28 to 135 bps (79 bps)
Other secured financings	$76	$92
Comparable pricing:
Loan price	0 to 100 points (33 points)	22 to 101 points (76 points)
Borrowings	$947	$1,878
Option model:
Equity volatility	7% to 71% (21%)	6% to 69% (13%)
Equity volatility skew	-2% to 0% (0%)	-2% to 0% (0%)
Equity correlation	53% to 64% (58%)	41% to 97% (79%)
Equity - FX correlation	-52% to 24% (-12%)	-65% to 40% (-30%)
IR curve correlation	N/M	50% to 89% (71% / 70%)
Credit default swap model:
Credit spread	247 to 433 bps (340 bps)	N/M
Discounted cash flow:
Loss given default	54% to 84% (62% / 54%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$4,518	$4,532
Corporate loan model:
Credit spread	109 to 1,469 bps (1,007 bps)	99 to 1,467 bps (1,015 bps)
Comparable pricing:
Loan price	25 to 100 points (71 points)	25 to 93 points (70 points)
Warehouse model:
Credit spread	207 to 280 bps (254 bps)	115 to 268 bps (185 bps)
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
During 2024, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
An increase (decrease) to the following significant unobservable inputs would generally result in a higher (lower) fair value.

101	December 2024 Form 10-K

Notes to Consolidated Financial Statements
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

Net Asset Value Measurements
Fund Interests

	At December 31, 2024		At December 31, 2023
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity and other	$2,653	$644	$2,685	$720
Real estate	3,461	214	2,765	240
Hedge	92	2	74	3
Total	$6,206	$860	$5,524	$963
Amounts in the previous table represent the Firm’s carrying value of general and limited partnership interests in fund

December 2024 Form 10-K	102

Notes to Consolidated Financial Statements
investments, as well as any related performance-based income in the form of carried interest. The carrying amounts are measured based on the NAV of the fund taking into account the distribution terms applicable to the interest held. This same measurement applies whether the fund investments are accounted for under the equity method or fair value.
Private Equity and Other.  Amounts include private equity, private credit and other funds that pursue multiple strategies, including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments and mezzanine capital. In addition, the funds may be structured with a focus on specific geographic regions.
Real Estate.  Funds that invest in real estate assets such as commercial office buildings, retail properties, multifamily residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic regions.
Investments in Private Equity and Other funds and Real Estate funds generally are not redeemable due to the closed-end nature of these funds. Instead, distributions from each fund will be received as the underlying investments of the funds are disposed and monetized.
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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at December 31, 2024
$ in millions	Private Equity and Other	Real Estate
Less than 5 years	$1,066	$2,016
5-10 years	1,432	1,334
Over 10 years	155	111
Total	$2,653	$3,461
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At December 31, 2024
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,607	$4,518	$6,125
Other assets—Other investments	—	58	58
Other assets—ROU assets	23	—	23
Total	$1,630	$4,576	$6,206
Liabilities
Other liabilities and accrued expenses—Lending commitments	$48	$33	$81
Total	$48	$33	$81

	At December 31, 2023
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,215	$4,532	$8,747
Other assets—Other investments	—	4	4
Other assets—ROU assets	23	—	23
Total	$4,238	$4,536	$8,774
Liabilities
Other liabilities and accrued expenses—Lending commitments	$110	$60	$170
Total	$110	$60	$170
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

$ in millions	2024	2023	2022
Assets
Loans[2]	$(64)	$(426)	$(563)
Other assets—Other investments[3]	(9)	(15)	(14)
Other assets—Premises, equipment and software[4]	(17)	(8)	(6)
Other assets—ROU assets[5]	(33)	(35)	(11)
Total	$(123)	$(484)	$(594)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$19	$75	$(137)
Total	$19	$75	$(137)
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
5.Losses related to Other Assets—ROU assets include impairments related to the discontinued leased properties.

103	December 2024 Form 10-K

Notes to Consolidated Financial Statements
Financial Instruments Not Measured at Fair Value

	At December 31, 2024
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$105,386	$105,386	$—	$—	$105,386
Investment securities—HTM	61,071	15,803	34,180	1,220	51,203
Securities purchased under agreements to resell	118,565	—	117,151	1,450	118,601
Securities borrowed	123,859	—	123,859	—	123,859
Customer and other receivables	79,586	—	75,361	4,056	79,417
Loans[1]:
Held for investment	225,834	—	17,859	202,297	220,156
Held for sale	12,319	—	6,324	6,115	12,439
Other assets	839	—	839	—	839
Financial liabilities
Deposits	$369,508	$—	$370,039	$—	$370,039
Securities sold under agreements to repurchase	49,111	—	49,103	—	49,103
Securities loaned	15,226	—	15,228	—	15,228
Other secured financings	7,514	—	7,511	—	7,511
Customer and other payables	175,890	—	175,890	—	175,890
Borrowings	185,487	—	188,269	93	188,362
	Commitment Amount
Lending commitments[2]	$175,774	$—	$1,094	$839	$1,933

	At December 31, 2023
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$89,232	$89,232	$—	$—	$89,232
Investment securities—HTM	66,694	21,937	34,411	1,105	57,453
Securities purchased under agreements to resell	110,733	—	108,099	2,674	110,773
Securities borrowed	121,091	—	121,091	—	121,091
Customer and other receivables	74,337	—	70,110	4,031	74,141
Loans[1]:
Held for investment	203,385	—	20,125	176,291	196,416
Held for sale	15,255	—	8,652	6,672	15,324
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$345,332	$—	$345,391	$—	$345,391
Securities sold under agreements to repurchase	61,631	—	61,621	—	61,621
Securities loaned	15,057	—	15,055	—	15,055
Other secured financings	2,756	—	2,756	—	2,756
Customer and other payables	208,015	—	208,015	—	208,015
Borrowings	169,832	—	171,009	4	171,013
	Commitment Amount
Lending commitments[2]	$149,464	$—	$1,338	$749	$2,087
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At December 31, 2024	At December 31, 2023
Business Unit Responsible for Risk Management
Equity	$49,144	$46,073
Interest rates	34,451	31,055
Commodities	14,829	12,798
Credit	3,306	2,400
Foreign exchange	1,602	1,574
Total	$103,332	$93,900
Net Revenues from Liabilities under the Fair Value Option

$ in millions	Trading Revenues	Interest Expense	Net Revenues[1]
2024
Borrowings	$(1,118)	$650	$(1,767)
Deposits	(134)	242	(376)
2023
Borrowings	(7,991)	503	(8,494)
2022
Borrowings	12,370	293	12,077
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

$ in millions	Trading Revenues	OCI
2024
Loans and other receivables[1]	$(53)	$—
Lending commitments	(3)	—
Deposits	—	(39)
Borrowings	(27)	(663)
2023
Loans and other receivables[1]	$(123)	$—
Lending commitments	14	—
Deposits	—	17
Borrowings	(19)	(1,726)
2022
Loans and other receivables[1]	$(108)	$—
Lending commitments	(12)	—
Deposits	—	(24)
Borrowings	—	2,006

December 2024 Form 10-K	104

Notes to Consolidated Financial Statements

$ in millions	At December 31, 2024	At December 31, 2023
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(2,868)	$(2,166)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference between Contractual Principal and Fair Value1

$ in millions	At December 31, 2024	At December 31, 2023
Loans and other receivables[2]	$10,207	$11,086
Nonaccrual loans[2]	7,719	8,566
Borrowings[3]	3,249	3,030
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
Fair Value Loans on Nonaccrual Status

$ in millions	At December 31, 2024	At December 31, 2023
Nonaccrual loans	$647	$440
Nonaccrual loans 90 or more days past due	$155	$75
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
Fair Values of Derivative Contracts

	Assets at December 31, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$4	$—	$—	$4
Foreign exchange	185	122	—	307
Total	189	122	—	311
Not designated as accounting hedges
Economic hedges of loans
Credit	—	28	—	28
Other derivatives
Interest rate	115,520	13,163	119	128,802
Credit	4,711	4,411	—	9,122
Foreign exchange	104,024	4,301	90	108,415
Equity	24,368	—	51,314	75,682
Commodity and other	14,071	—	1,860	15,931
Total	262,694	21,903	53,383	337,980
Total gross derivatives	$262,883	$22,025	$53,383	$338,291
Amounts offset
Counterparty netting	(188,069)	(20,276)	(51,168)	(259,513)
Cash collateral netting	(38,511)	(1,698)	—	(40,209)
Total in Trading assets	$36,303	$51	$2,215	$38,569
Amounts not offset[1]
Financial instruments collateral	(17,837)	—	—	(17,837)
Net amounts	$18,466	$51	$2,215	$20,732
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,354

	Liabilities at December 31, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$533	$—	$—	$533
Foreign exchange	3	—	—	3
Total	536	—	—	536
Not designated as accounting hedges
Economic hedges of loans
Credit	53	718	—	771
Other derivatives
Interest rate	104,495	13,038	124	117,657
Credit	4,941	3,860	—	8,801
Foreign exchange	100,730	4,085	153	104,968
Equity	42,332	—	53,142	95,474
Commodity and other	11,584	—	1,979	13,563
Total	264,135	21,701	55,398	341,234
Total gross derivatives	$264,671	$21,701	$55,398	$341,770
Amounts offset
Counterparty netting	(188,070)	(20,276)	(51,168)	(259,514)
Cash collateral netting	(43,126)	(1,200)	—	(44,326)
Total in Trading liabilities	$33,475	$225	$4,230	$37,930
Amounts not offset[1]
Financial instruments collateral	(6,338)	—	(2,658)	(8,996)
Net amounts	$27,137	$225	$1,572	$28,934
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,321

105	December 2024 Form 10-K

Notes to Consolidated Financial Statements

	Assets at December 31, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$25	$—	$—	$25
Foreign exchange	5	5	—	10
Total	30	5	—	35
Not designated as accounting hedges
Economic hedges of loans
Credit	2	27	—	29
Other derivatives
Interest rate	127,414	19,914	854	148,182
Credit	5,712	4,896	—	10,608
Foreign exchange	90,654	2,570	16	93,240
Equity	20,338	—	37,737	58,075
Commodity and other	13,928	—	2,353	16,281
Total	258,048	27,407	40,960	326,415
Total gross derivatives	$258,078	$27,412	$40,960	$326,450
Amounts offset
Counterparty netting	(184,553)	(23,851)	(38,510)	(246,914)
Cash collateral netting	(39,493)	(2,730)	—	(42,223)
Total in Trading assets	$34,032	$831	$2,450	$37,313
Amounts not offset[1]
Financial instruments collateral	(15,690)	—	—	(15,690)
Net amounts	$18,342	$831	$2,450	$21,623
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,641

	Liabilities at December 31, 2023
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$467	$—	$—	$467
Foreign exchange	414	43	—	457
Total	881	43	—	924
Not designated as accounting hedges
Economic hedges of loans
Credit	43	702	—	745
Other derivatives
Interest rate	120,604	17,179	590	138,373
Credit	5,920	4,427	—	10,347
Foreign exchange	87,104	2,694	106	89,904
Equity	31,545	—	37,349	68,894
Commodity and other	12,237	—	2,830	15,067
Total	257,453	25,002	40,875	323,330
Total gross derivatives	$258,334	$25,045	$40,875	$324,254
Amounts offset
Counterparty netting	(184,553)	(23,851)	(38,510)	(246,914)
Cash collateral netting	(41,082)	(983)	—	(42,065)
Total in Trading liabilities	$32,699	$211	$2,365	$35,275
Amounts not offset[1]
Financial instruments collateral	(6,864)	(8)	(37)	(6,909)
Net amounts	$25,835	$203	$2,328	$28,366
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$5,911
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
Notionals of Derivative Contracts

	Assets at December 31, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$108	$—	$108
Foreign exchange	14	4	—	18
Total	14	112	—	126
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	3,713	4,367	442	8,522
Credit	208	149	—	357
Foreign exchange	2,717	171	9	2,897
Equity	591	—	609	1,200
Commodity and other	137	—	77	214
Total	7,366	4,687	1,137	13,190
Total gross derivatives	$7,380	$4,799	$1,137	$13,316

	Liabilities at December 31, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$193	$—	$195
Foreign exchange	1	—	—	1
Total	3	193	—	196
Not designated as accounting hedges
Economic hedges of loans
Credit	2	20	—	22
Other derivatives
Interest rate	3,626	4,468	417	8,511
Credit	230	133	—	363
Foreign exchange	2,763	178	18	2,959
Equity	754	—	826	1,580
Commodity and other	100	—	89	189
Total	7,475	4,799	1,350	13,624
Total gross derivatives	$7,478	$4,992	$1,350	$13,820

	Assets at December 31, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$92	$—	$92
Foreign exchange	1	1	—	2
Total	1	93	—	94
Not designated as accounting hedges
Economic hedges of loans
Credit	—	1	—	1
Other derivatives
Interest rate	4,153	8,357	560	13,070
Credit	214	176	—	390
Foreign exchange	3,378	165	7	3,550
Equity	528	—	440	968
Commodity and other	142	—	65	207
Total	8,415	8,699	1,072	18,186
Total gross derivatives	$8,416	$8,792	$1,072	$18,280

December 2024 Form 10-K	106

Notes to Consolidated Financial Statements

	Liabilities at December 31, 2023
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$3	$183	$—	$186
Foreign exchange	14	3	—	17
Total	17	186	—	203
Not designated as accounting hedges
Economic hedges of loans
Credit	2	22	—	24
Other derivatives
Interest rate	4,631	8,197	455	13,283
Credit	229	155	—	384
Foreign exchange	3,496	167	33	3,696
Equity	587	—	712	1,299
Commodity and other	101	—	79	180
Total	9,046	8,541	1,279	18,866
Total gross derivatives	$9,063	$8,727	$1,279	$19,069
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
Gains (Losses) on Accounting Hedges

$ in millions	2024	2023	2022
Fair value hedges—Recognized in Interest income
Interest rate contracts	$291	$(576)	$1,928
Investment Securities—AFS	(204)	638	(1,838)
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(822)	$3,664	$(15,159)
Deposits	(75)	(88)	124
Borrowings	889	(3,564)	15,042
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$1,084	$(168)	$657
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	214	211	(33)
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$(100)	$9	$(4)
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	(32)	(16)	—
Net change in cash flow hedges included within AOCI	(68)	25	(4)
1.For the year ended 2024, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of December 31, 2024 is approximately $31 million. The maximum length of time over which forecasted cash flows are hedged is 28 months.
Fair Value Hedges—Hedged Items

$ in millions	At December 31, 2024	At December 31, 2023
Investment securities—AFS
Amortized cost basis currently or previously hedged[1]	$54,809	$47,179
Basis adjustments included in amortized cost[2]	$(741)	$(732)
Deposits
Carrying amount currently or previously hedged	$21,524	$10,569
Basis adjustments included in carrying amount[2]	$44	$(31)
Borrowings
Carrying amount currently or previously hedged	$171,834	$158,659
Basis adjustments included in carrying amount—Outstanding hedges	$(10,072)	$(9,219)
Basis adjustments included in amortized cost—Terminated hedges	$(648)	$(671)
1.Carrying amount represents the amortized cost, net of allowance if applicable. At December 31, 2024, the amortized cost of the portfolio layer method closed portfolios was $325 million, of which $178 million was designated as hedged. The cumulative amount of basis adjustments was $(2) million as of December 31, 2024. Refer to Note 2 and Note 7 for additional information.
2.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

$ in millions	2024	2023	2022
Recognized in Other revenues
Credit contracts[1]	(294)	(522)	(62)
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Derivatives with Credit Risk-Related Contingencies
Net Derivative Liabilities and Collateral Posted

$ in millions	At December 31, 2024	At December 31, 2023
Net derivative liabilities with credit risk-related contingent features	$22,414	$21,957
Collateral posted	16,252	16,389
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At December 31, 2024
One-notch downgrade	$235
Two-notch downgrade	411
Bilateral downgrade agreements included in the amounts above[1]	$524
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

107	December 2024 Form 10-K

Notes to Consolidated Financial Statements
collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers.
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at December 31, 2024
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$15	$31	$37	$10	$93
Non-investment grade	7	16	16	1	40
Total	$22	$47	$53	$11	$133
Index and basket CDS
Investment grade	$3	$12	$10	$—	$25
Non-investment grade	11	22	158	16	207
Total	$14	$34	$168	$16	$232
Total CDS sold	$36	$81	$221	$27	$365
Other credit contracts	—	—	—	3	3
Total credit protection sold	$36	$81	$221	$30	$368
CDS protection sold with identical protection purchased					$303

	Years to Maturity at December 31, 2023
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$19	$29	$39	$10	$97
Non-investment grade	7	14	17	1	39
Total	$26	$43	$56	$11	$136
Index and basket CDS
Investment grade	$8	$19	$85	$4	$116
Non-investment grade	8	14	95	17	134
Total	$16	$33	$180	$21	$250
Total CDS sold	$42	$76	$236	$32	$386
Other credit contracts	—	—	—	3	3
Total credit protection sold	$42	$76	$236	$35	$389
CDS protection sold with identical protection purchased					$330
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At December 31, 2024	At December 31, 2023
Single-name CDS
Investment grade	$1,890	$1,904
Non-investment grade	585	399
Total	$2,475	$2,303
Index and basket CDS
Investment grade	$799	$1,929
Non-investment grade	489	45
Total	$1,288	$1,974
Total CDS sold	$3,763	$4,277
Other credit contracts	133	314
Total credit protection sold	$3,896	$4,591
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At December 31, 2024	At December 31, 2023
Single name	$156	$166
Index and basket	193	213
Tranched index and basket	28	30
Total	$377	$409

	Fair Value Asset (Liability)
$ in millions	At December 31, 2024	At December 31, 2023
Single name	$(2,693)	$(2,799)
Index and basket	(654)	(1,208)
Tranched index and basket	(962)	(1,012)
Total	$(4,309)	$(5,019)
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

December 2024 Form 10-K	108

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
7. Investment Securities
AFS and HTM Securities

	At December 31, 2024
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$70,160	$62	$388	69,834
U.S. agency securities[2]	24,113	6	2,652	21,467
Agency CMBS	5,704	—	388	5,316
State and municipal securities	1,373	18	4	1,387
FFELP student loan ABS[3]	612	1	9	604
Unallocated basis adjustment[4]	(2)	2	—	—
Total AFS securities	101,960	89	3,441	98,608
HTM securities
U.S. Treasury securities	16,885	—	1,082	15,803
U.S. agency securities[2]	41,582	4	8,592	32,994
Agency CMBS	1,154	—	88	1,066
Non-agency CMBS	1,450	3	113	1,340
Total HTM securities	61,071	7	9,875	51,203
Total investment securities	$163,031	$96	$13,316	$149,811

	At December 31, 2023
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$58,484	$24	$1,103	$57,405
U.S. agency securities[2]	25,852	4	2,528	23,328
Agency CMBS	5,871	—	456	5,415
State and municipal securities	1,132	46	5	1,173
FFELP student loan ABS[3]	810	—	18	792
Total AFS securities	92,149	74	4,110	88,113
HTM securities
U.S. Treasury securities	23,222	—	1,285	21,937
U.S. agency securities[2]	40,894	—	7,699	33,195
Agency CMBS	1,337	—	121	1,216
Non-agency CMBS	1,241	2	138	1,105
Total HTM securities	66,694	2	9,243	57,453
Total investment securities	$158,843	$76	$13,353	$145,566
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
4.Represents the amount of unallocated portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Portfolio layer method basis adjustments are not allocated to individual securities. Refer to Note 2 and Note 6 for additional information.
Investment Securities in an Unrealized Loss Position

	At December 31, 2024		At December 31, 2023
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than12 months	$18,338	$65	$14,295	$22
12 months or longer	19,629	323	33,458	1,081
Total	37,967	388	47,753	1,103
U.S. agency securities
Less than12 months	765	11	4,297	43
12 months or longer	18,996	2,641	18,459	2,485
Total	19,761	2,652	22,756	2,528
Agency CMBS
12 months or longer	5,018	388	5,415	456
Total	5,018	388	5,415	456
State and municipal securities
Less than12 months	242	2	524	3
12 months or longer	62	2	35	2
Total	304	4	559	5
FFELP student loan ABS
Less than12 months	—	—	56	1
12 months or longer	442	9	616	17
Total	442	9	672	18
Total AFS securities in an unrealized loss position
Less than12 months	19,345	78	19,172	69
12 months or longer	44,147	3,363	57,983	4,041
Total	$63,492	$3,441	$77,155	$4,110

For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of December 31, 2024 and December 31, 2023, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at December 31, 2024 and December 31, 2023 reflect an ACL of $52 million and $44 million, respectively, predominantly related to Non-agency CMBS. See Note 2 for a description of the ACL methodology used for HTM Securities.
As of December 31, 2024 and December 31, 2023, 98% of the Firm’s portfolio of HTM securities were investment grade U.S. agency securities, U.S. Treasury securities and Agency CMBS, which were on accrual status and for which there is an underlying assumption of zero credit losses. Non-investment grade HTM securities primarily consisted of certain Non-agency CMBS securities, for which the expected credit losses were insignificant and were predominantly on accrual status at December 31, 2024 and December 31, 2023.
See Note 15 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.

109	December 2024 Form 10-K

Notes to Consolidated Financial Statements
Investment Securities by Contractual Maturity

	At December 31, 2024
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$18,575	$18,393	2.2%
After 1 year through 5 years	46,529	46,395	3.7%
After 5 years through 10 years	5,056	5,046	4.2%
Total	70,160	69,834
U.S. agency securities:
Due within 1 year	11	11	1.0%
After 1 year through 5 years	254	241	1.6%
After 5 years through 10 years	414	380	1.8%
After 10 years	23,434	20,835	3.4%
Total	24,113	21,467
Agency CMBS:
After 1 year through 5 years	4,054	3,899	2.0%
After 5 years through 10 years	547	535	1.6%
After 10 years	1,103	882	1.5%
Total	5,704	5,316
State and municipal securities:
Due within 1 year	852	852	4.9%
After 1 year through 5 years	215	214	4.7%
After 5 years through 10 years	49	48	5.8%
After 10 years	257	273	4.6%
Total	1,373	1,387
FFELP student loan ABS:
Due within 1 year	12	11	5.3%
After 1 year through 5 years	113	110	5.6%
After 5 years through 10 years	24	23	5.4%
After 10 years	463	460	5.8%
Total	612	604
Unallocated basis adjustment4:	(2)	—	—
Total AFS securities	101,960	98,608	3.3%

	At December 31, 2024
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	$4,635	$4,558	1.2%
After 1 year through 5 years	10,191	9,777	2.3%
After 5 years through 10 years	503	414	1.1%
After 10 years	1,556	1,054	2.3%
Total	16,885	15,803
U.S. agency securities:
After 1 year through 5 years	8	8	1.8%
After 5 years through 10 years	223	208	2.1%
After 10 years	41,351	32,778	2.1%
Total	41,582	32,994
Agency CMBS:
Due within 1 year	294	289	1.5%
After 1 year through 5 years	632	591	1.2%
After 5 years through 10 years	176	144	1.6%
After 10 years	52	42	1.3%
Total	1,154	1,066
Non-agency CMBS:
Due within 1 year	146	124	3.9%
After 1 year through 5 years	648	618	4.5%
After 5 years through 10 years	455	403	4.0%
After 10 years	201	195	7.4%
Total	1,450	1,340
Total HTM securities	61,071	51,203	2.1%
Total investment securities	$163,031	$149,811	2.9%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At December 31, 2024, the annualized average yield, including the interest rate swap accrual of related hedges, was 2.7% for AFS securities contractually maturing within 1 year and 3.8% for all AFS securities.
4.Represents the amount of unallocated portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Portfolio layer method basis adjustments are not allocated to individual securities. Refer to Note 2 and Note 6 for additional information.
Gross Realized Gains (Losses) on Sales of AFS Securities

$ in millions	2024	2023	2022
Gross realized gains	$52	$70	$164
Gross realized (losses)	—	(21)	(94)
Total[1]	$52	$49	$70
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

December 2024 Form 10-K	110

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
Offsetting of Certain Collateralized Transactions

	At December 31, 2024
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$409,635	$(291,070)	$118,565	$(116,157)	$2,408
Securities borrowed	165,642	(41,783)	123,859	(117,573)	6,286
Liabilities
Securities sold under agreements to repurchase	$341,137	$(291,070)	$50,067	$(45,520)	$4,547
Securities loaned	57,009	(41,783)	15,226	(15,211)	15
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,054
Securities borrowed					2,079
Securities sold under agreements to repurchase					3,448
Securities loaned					—

	At December 31, 2023
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$300,242	$(189,502)	$110,740	$(108,893)	$1,847
Securities borrowed	142,453	(21,362)	121,091	(115,969)	5,122
Liabilities
Securities sold under agreements to repurchase	$252,153	$(189,502)	$62,651	$(58,357)	$4,294
Securities loaned	36,419	(21,362)	15,057	(15,046)	11
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,741
Securities borrowed					607
Securities sold under agreements to repurchase					3,014
Securities loaned					2
1.Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
For information related to offsetting of derivatives, see Note 6.
Gross Secured Financing Balances by Remaining Contractual Maturity

	At December 31, 2024
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$180,793	$104,551	$25,071	$30,722	$341,137
Securities loaned	42,473	—	317	14,219	57,009
Total included in the offsetting disclosure	$223,266	$104,551	$25,388	$44,941	$398,146
Trading liabilities—Obligation to return securities received as collateral	18,067	—	—	—	18,067
Total	$241,333	$104,551	$25,388	$44,941	$416,213

	At December 31, 2023
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$80,376	$114,826	$25,510	$31,441	$252,153
Securities loaned	21,508	1,345	709	12,857	36,419
Total included in the offsetting disclosure	$101,884	$116,171	$26,219	$44,298	$288,572
Trading liabilities—Obligation to return securities received as collateral	13,528	—	—	—	13,528
Total	$115,412	$116,171	$26,219	$44,298	$302,100
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At December 31, 2024	At December 31, 2023
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$177,464	$98,377
Other sovereign government obligations	135,806	122,342
Corporate equities	14,993	18,144
Other	12,874	13,290
Total	$341,137	$252,153
Securities loaned
Other sovereign government obligations	$1,805	$1,379
Corporate equities	54,144	34,434
Other	1,060	606
Total	$57,009	$36,419
Total included in the offsetting disclosure	$398,146	$288,572
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$18,059	$13,502
Other	8	26
Total	$18,067	$13,528
Total	$416,213	$302,100
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At December 31, 2024	At December 31, 2023
Trading assets	$30,867	$37,522
The Firm pledges certain of its trading assets to collateralize securities sold under agreements to repurchase, securities

111	December 2024 Form 10-K

Notes to Consolidated Financial Statements
loaned, other secured financings and derivatives and to cover customer short sales.
Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the balance sheet. Pledged financial instruments that cannot be sold or repledged by the secured party are included within Trading Assets, but not identified as pledged assets parenthetically in the balance sheet.

Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At December 31, 2024	At December 31, 2023
Collateral received with right to sell or repledge	$932,626	$735,830
Collateral that was sold or repledged[1]	724,177	553,386
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
Securities Segregated for Regulatory Purposes

$ in millions	At December 31, 2024	At December 31, 2023
Segregated securities[1]	$26,329	$20,670
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Concentration Based on the Firm’s Total Assets

	At December 31, 2024	At December 31, 2023
U.S. government and agency securities and other sovereign government obligations
Trading assets[1]	11%	12%
Off balance sheet—Collateral received[2]	12%	11%
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
Customer Margin and Other Lending

$ in millions	At December 31, 2024	At December 31, 2023
Margin and other lending	$55,882	$45,644
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

December 2024 Form 10-K	112

Notes to Consolidated Financial Statements
$437 million at December 31, 2024 and $3,472 million at December 31, 2023.
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
Loans by Type

	At December 31, 2024
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,889	$9,183	$16,072
Secured lending facilities	48,842	2,507	51,349
Commercial real estate	8,412	628	9,040
Residential real estate	66,738	—	66,738
Securities-based lending and Other	96,019	1	96,020
Total loans	226,900	12,319	239,219
ACL	(1,066)		(1,066)
Total loans, net	$225,834	$12,319	$238,153
Loans to non-U.S. borrowers, net	$23,335	$4,763	$28,098

	At December 31, 2023
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,758	$11,862	$18,620
Secured lending facilities	39,498	3,161	42,659
Commercial real estate	8,678	209	8,887
Residential real estate	60,375	22	60,397
Securities-based lending and Other	89,245	1	89,246
Total loans	204,554	15,255	219,809
ACL	(1,169)		(1,169)
Total loans, net	$203,385	$15,255	$218,640
Loans to non-U.S. borrowers, net	$21,152	$5,043	$26,195
Loans by Interest Rate Type

	At December 31, 2024		At December 31, 2023
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$—	$16,071	$—	$18,620
Secured lending facilities	—	51,349	—	42,659
Commercial real estate	—	9,041	141	8,746
Residential real estate	31,014	35,724	28,934	31,464
Securities-based lending and Other	25,478	70,542	23,922	65,323
Total loans, before ACL	$56,492	$182,727	$52,997	$166,812
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
For information related to credit quality indicators considered in developing the ACL, see Note 2.

113	December 2024 Form 10-K

Notes to Consolidated Financial Statements
Loans Held for Investment before Allowance by Credit Quality and Origination Year

	At December 31, 2024			At December 31, 2023
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$2,668	$3,963	$6,631	$2,350	$3,863	$6,213
2024	76	58	134
2023	—	50	50	—	88	88
2022	—	25	25	—	166	166
2021	15	—	15	15	89	104
2020	31	3	34	29	25	54
Prior	—	—	—	—	133	133
Total	$2,790	$4,099	$6,889	$2,394	$4,364	$6,758

	At December 31, 2024			At December 31, 2023
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$11,405	$27,753	$39,158	$9,494	$22,240	$31,734
2024	818	2,863	3,681
2023	1,371	1,359	2,730	1,535	1,459	2,994
2022	279	1,909	2,188	392	2,390	2,782
2021	—	198	198	—	365	365
2020	—	—	—	—	80	80
Prior	100	787	887	356	1,187	1,543
Total	$13,973	$34,869	$48,842	$11,777	$27,721	$39,498

	At December 31, 2024			At December 31, 2023
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$—	$161	$161	$—	$170	$170
2024	147	2,202	2,349
2023	351	772	1,123	261	1,067	1,328
2022	305	1,488	1,793	284	1,900	2,184
2021	166	1,603	1,769	370	1,494	1,864
2020	—	430	430	—	756	756
Prior	—	787	787	195	2,181	2,376
Total	$969	$7,443	$8,412	$1,110	$7,568	$8,678

	At December 31, 2024
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$136	$39	$5	$180	$—	$180
2024	8,653	1,607	191	9,458	993	10,451
2023	6,778	1,431	201	7,529	881	8,410
2022	10,294	2,298	370	11,941	1,021	12,962
2021	10,510	2,247	228	12,094	891	12,985
2020	6,494	1,346	97	7,529	408	7,937
Prior	10,594	2,825	394	12,826	987	13,813
Total	$53,459	$11,793	$1,486	$61,557	$5,181	$66,738

	At December 31, 2023
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$108	$33	$8	$149	$—	$149
2023	7,390	1,517	230	8,168	969	9,137
2022	10,927	2,424	389	12,650	1,090	13,740
2021	11,075	2,376	239	12,763	927	13,690
2020	6,916	1,430	104	8,017	433	8,450
Prior	11,642	3,131	436	14,106	1,103	15,209
Total	$48,058	$10,911	$1,406	$55,853	$4,522	$60,375

	At December 31, 2024
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$76,432	$6,342	$1,551	$84,325
2024	1,291	719	453	2,463
2023	949	424	685	2,058
2022	449	472	1,053	1,974
2021	100	14	538	652
2020	39	219	497	755
Prior	231	1,211	2,350	3,792
Total	$79,491	$9,401	$7,127	$96,019

	At December 31, 2023
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$71,474	$5,230	$1,362	$78,066
2023	1,612	627	346	2,585
2022	1,128	816	804	2,748
2021	165	330	377	872
2020	—	435	414	849
Prior	215	2,096	1,814	4,125
Total	$74,594	$9,534	$5,117	$89,245
IG—Investment Grade
NIG—Non-investment Grade
1.Securities-based loans are subject to collateral maintenance provisions, and at December 31, 2024 and December 31, 2023, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2.
2. Other loans primarily include tailored lending. For a further discussion of Other loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein.
Past Due Loans Held for Investment before Allowance1

$ in millions	At December 31, 2024	At December 31, 2023
Corporate	$—	$47
Commercial real estate	272	185
Residential real estate	186	160
Securities-based lending and Other	86	1
Total	$544	$393
1.As of December 31, 2024, the majority of the amounts are 90 days or more past due. As of December 31, 2023, the majority of the amounts are past due for a period of less than 90 days.
Nonaccrual Loans Held for Investment before Allowance1

$ in millions	At December 31, 2024	At December 31, 2023
Corporate	$108	$95
Secured lending facilities	6	87
Commercial real estate	447	426
Residential real estate	160	95
Securities-based lending and Other	298	174
Total	$1,019	$877
Nonaccrual loans without an ACL	$162	$86
1.There were no loans held for investment that were 90 days or more past due and still accruing as of December 31, 2024 and December 31, 2023. For further information on the Firm’s nonaccrual policy, see Note 2 to the financial statements.
Loan Modifications to Borrowers Experiencing Financial Difficulty
The Firm may modify the terms of certain loans for economic or legal reasons related to a borrower’s financial difficulties, and these modifications include interest rate reductions, principal forgiveness, term extensions and other-than-

December 2024 Form 10-K	114

Notes to Consolidated Financial Statements
insignificant payment delays or a combination of these aforementioned modifications. Modified loans are typically evaluated individually for allowance for credit losses.
Modified Loans Held for Investment
Period-end loans held for investment modified during the following periods1

	Year Ended December 31,
	2024		2023
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$211	3.1%	$183	2.7%
Secured lending facilities	41	0.1%	—	—%
Commercial real estate	172	2.0%	199	2.3%
Residential real estate	—	—%	1	0.1%
Securities-based lending and Other	138	0.1%	145	0.2%
Total	$562	0.4%	$528	0.3%
Other-than-insignificant Payment Delay
Securities-based lending and Other	$—	—%	$71	0.1%
Total	$—	—%	$71	0.1%
Interest Rate Reduction
Residential real estate	$2	—%	$—	—%
Total	$2	—%	$—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Commercial real estate	$81	1.0%	$—	—%
Residential real estate	1	—%	1	—%
Total	$82	0.1%	$1	—%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Commercial real estate	$—	—%	$24	0.3%
Total	$—	—%	$24	0.3%
Total Modifications	$646	0.3%	$624	0.4%
1.Lending commitments to borrowers for which the Firm has modified terms of the receivable, during the year ended December 31, 2024 and 2023, were $746 million and $1,062 million, as of December 31, 2024 and December 31, 2023, respectively.
2.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.

Financial Impact of Modifications on Loans Held for Investment

	Year Ended December 31, 2024
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	15	0	$—	—%
Secured lending facilities	2	0	—	—%
Commercial real estate	11	0	—	—%
Residential real estate	0	0	—	1%
Securities-based lending and Other	21	0	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Commercial real estate	61	0	—	2%
Residential real estate	84	0	—	1%

	Year Ended December 31, 2023[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	22	0	$—	—%
Commercial real estate	50	0	—	—%
Residential real estate	4	0	—	—%
Securities-based lending and Other	7	6	—	—%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Commercial real estate	7	6	$—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Residential real estate	120	0	$—	1%
1.In instances where more than one loan was modified, modification impact is presented on a weighted-average basis.
Past Due Loans Held for Investment Modified in the Last 12 months

	At December 31, 2024
$ in millions	30-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$—	56	56

	At December 31, 2023
$ in millions	30-89 Days Past Due	90+ days Past Due	Total
Commercial real estate	$24	$21	$45
Residential real estate	—	1	1
Total	$24	$22	$46
At December 31, 2024, there were two commercial real estate loans held for investment with a total amortized cost of $56 million that defaulted during the year ended December 31, 2024 and had been modified in the 12 month period prior to default. There were no loans held for investment that defaulted during the year ended December 31, 2023 that had been modified in the 12 month period prior.

115	December 2024 Form 10-K

Notes to Consolidated Financial Statements
Allowance for Credit Losses Rollforward and Allocation—Loans and Lending Commitments

	Year Ended December 31, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$241	$153	$463	$100	$212	$1,169
Gross charge-offs	(39)	(11)	(165)	—	(27)	(242)
Recoveries	—	—	4	—	3	7
Net (charge-offs)/recoveries	(39)	(11)	(161)	—	(24)	(235)
Provision (release)	2	1	77	(3)	69	146
Other	(4)	(3)	(6)	—	(1)	(14)
Ending balance	$200	$140	$373	$97	$256	$1,066
Percent of loans to total loans[1]	3%	22%	4%	29%	42%	100%
ACL—Lending commitments
Beginning balance	$431	$70	$26	$4	$20	$551
Provision (release)	86	19	16	—	(3)	118
Other	(10)	(1)	(2)	—	—	(13)
Ending balance	$507	$88	$40	$4	$17	$656
Total ending balance	$707	$228	$413	$101	$273	$1,722

	Year Ended December 31, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$235	$153	$275	$87	$89	$839
Gross charge-offs	(34)	—	(129)	—	(4)	(167)
Recoveries	1	—	—	1	—	2
Net (charge-offs)/recoveries	(33)	—	(129)	1	(4)	(165)
Provision (release)	37	—	314	13	124	488
Other	2	—	3	(1)	3	7
Ending balance	$241	$153	$463	$100	$212	$1,169
Percent of loans to total loans[1]	3%	19%	4%	30%	44%	100%
ACL—Lending commitments
Beginning balance	$411	$51	$15	$4	$23	$504
Provision (release)	16	18	11	—	(1)	44
Other	4	1	—	—	(2)	3
Ending balance	$431	$70	$26	$4	$20	$551
Total ending balance	$672	$223	$489	$104	$232	$1,720

	Year Ended December 31, 2022
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$165	$163	$206	$60	$60	$654
Gross charge-offs	—	(3)	(7)	—	(21)	(31)
Recoveries	6	—	—	1	—	7
Net (charge-offs)/recoveries	6	(3)	(7)	1	(21)	(24)
Provision (release)	65	(6)	80	26	51	216
Other	(1)	(1)	(4)	—	(1)	(7)
Ending balance	$235	$153	$275	$87	$89	$839
Percent of loans to total loans[1]	3%	18%	4%	27%	48%	100%
ACL—Lending commitments
Beginning balance	$356	$41	$20	$1	$26	$444
Provision (release)	59	10	(5)	3	(3)	64
Other	(4)	—	—	—	—	(4)
Ending balance	$411	$51	$15	$4	$23	$504
Total ending balance	$646	$204	$290	$91	$112	$1,343
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
The allowance for credit losses for loans and lending commitments was relatively unchanged in 2024, reflecting provisions for certain specific commercial real estate loans and growth in the corporate loan portfolio, offset by charge-offs related to commercial real estate lending, mainly in the office sector, and improvements in the macroeconomic outlook. The base scenario used in our ACL models as of December 31, 2024 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes continued economic growth as well as lower interest rates relative to the prior year forecast. The ACL calculation incorporates key macroeconomic variables, including U.S. real GDP growth rate. The significance of key macroeconomic variables on the ACL calculation varies depending on portfolio composition and economic conditions. Other key macroeconomic variables used in the ACL calculation include corporate credit spreads, interest rates and commercial real estate indices.
See Note 2 for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for held-for-investment loans.
Gross Charge-offs by Origination Year

	Year Ended December 31, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(39)	$—	$—	$—	$—	$(39)
2022	—	—	(18)	—	—	(18)
2021	—	—	(14)	—	(2)	(16)
2020	—	(11)	—	—	—	(11)
Prior	—	—	(133)	—	(25)	(158)
Total	$(39)	$(11)	$(165)	$—	$(27)	$(242)

December 2024 Form 10-K	116

Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(34)	$—	$—	$—	$—	$(34)
2020	—	—	—	—	(3)	(3)
2019	—	—	(85)	—	(1)	(86)
Prior	—	—	(44)	—	—	(44)
Total	$(34)	$—	$(129)	$—	$(4)	$(167)
CRE—Commercial real estate
SBL—Securities-based lending
Selected Credit Ratios

	At December 31, 2024	At December 31, 2023
ACL for loans to total HFI loans	0.5%	0.6%
Nonaccrual HFI loans to total HFI loans	0.4%	0.4%
ACL for loans to nonaccrual HFI loans	104.6%	133.3%
Employee Loans

$ in millions	At December 31, 2024	At December 31, 2023
Currently employed by the Firm[1]	$4,255	$4,257
No longer employed by the Firm[2]	83	92
Employee loans	$4,338	$4,349
ACL	(112)	(121)
Employee loans, net of ACL	$4,226	$4,228
Remaining repayment term, weighted average in years	5.6	5.8
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
10. Goodwill and Intangible Assets
Goodwill Rollforward

$ in millions	IS	WM	IM	Total
At December 31, 2022¹	$429	$10,202	$6,021	$16,652
Foreign currency	(5)	2	7	4
Acquired	—	—	56	56
Disposals	—	(5)	—	(5)
At December 31, 2023¹	$424	$10,199	$6,084	$16,707
Foreign currency	(12)	(8)	(3)	(23)
Acquired	23	—	—	23
Disposals	—	(1)	—	(1)
At December 31, 2024¹	$435	$10,190	$6,081	$16,706
Accumulated impairments[2]	$673	$—	$27	$700
1.Balances represent the amount of the Firm’s goodwill after accumulated impairments.
2.There were no impairments recorded in 2024, 2023 or 2022.
Intangible Assets Rollforward

$ in millions	IS	WM	IM	Total
At December 31, 2022	$36	$3,911	$3,671	$7,618
Acquired	—	9	37	46
Disposals	—	(13)	—	(13)
Amortization expense	(10)	(481)	(110)	(601)
Other	—	1	4	5
At December 31, 2023	$26	$3,427	$3,602	$7,055
Acquired	13	—	—	13
Disposals	—	(6)	—	(6)
Amortization expense	(10)	(479)	(113)	(602)
Other	(2)	(3)	(2)	(7)
At December 31, 2024	$27	$2,939	$3,487	$6,453
Intangible Assets by Type

	Non-amortizable	Amortizable
$ in millions	Gross Carrying Amount	Gross Carrying Amount	Accumulated Amortization
At December 31, 2024
Management contracts	$2,112	$245	$93
Customer relationships	—	8,746	5,121
Trade names	—	769	223
Other	—	26	8
Total	$2,112	$9,786	$5,445
At December 31, 2023
Management contracts	2,113	245	72
Customer relationships	—	8,763	4,582
Trade names	—	767	187
Other	—	14	6
Total	$2,113	$9,789	$4,847
Intangible Assets Estimated Future Amortization Expense

$ in millions	At December 31, 2024
2025	$451
2026	343
2027	340
2028	336
2029	333
The Firm’s annual goodwill and non-amortizable intangible asset impairment testing as of July 1, 2024 did not indicate any impairment. For more information, see Note 2.

117	December 2024 Form 10-K

Notes to Consolidated Financial Statements
11. Other Assets and Leases
Equity Method Investments

$ in millions	At December 31, 2024	At December 31, 2023
Investments	$1,869	$1,915

$ in millions	2024	2023	2022
Income (loss)	$241	$124	$39
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
Japanese Securities Joint Venture

$ in millions	2024	2023	2022
Income (loss) from investment in MUMSS	$146	$129	$35
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
Additionally, during 2024 the Firm further expanded its alliance with MUFG to collaborate in the foreign exchange trading and Japanese research and equity businesses for institutional clients.
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
Tax Equity Investments under the Proportional Amortization Method

$ in millions	At December 31, 2024	At December 31, 2023
Low-income housing[1]	$1,787	$1,699
Renewable energy and other[2]	67	—
Total[3]	$1,854	$1,699
1.Amounts include unfunded equity contributions of $613 million and $661 million as of December 31, 2024 and December 31, 2023, respectively. The corresponding liabilities for the commitments to fund these equity contributions are recorded in Other liabilities and accrued expenses. The majority of these commitments are expected to be funded within 5 years.
2.Prior to adoption of the Investments - Tax Credit Structures accounting update on January 1, 2024, Renewable energy and other investments were accounted for under the equity method.
3.At December 31, 2024, this amount excludes $48 million of tax equity investments within programs for which the Firm elected the proportional amortization method that do not meet the conditions to apply the proportional amortization method, which are accounted for as equity method investments.

Income tax credits and other income tax benefits recognized as well as proportional amortization are included in the Provision for income taxes line in the consolidated income statement and in the Depreciation and amortization line in the consolidated cash flow statement.
Net Benefits Attributable to Tax Equity Investments under the Proportional Amortization Method

$ in millions	2024	2023	2022
Income tax credits and other income tax benefits	$301	$237	$208
Proportional amortization	(239)	(197)	(174)
Net benefits	$62	$40	$34
Leases
The Firm’s leases are principally non-cancelable operating real estate leases.
Balance Sheet Amounts Related to Leases

$ in millions	At December 31, 2024	At December 31, 2023
Other assets—ROU assets	$4,114	$4,368
Other liabilities and accrued expenses—Lease liabilities	4,937	5,417
Weighted average:
Remaining lease term, in years	8.5	8.7
Discount rate	4.3%	4.0%

December 2024 Form 10-K	118

Notes to Consolidated Financial Statements
Lease Liabilities

$ in millions	At December 31, 2024	At December 31, 2023
2024		$913
2025	$772	846
2026	790	774
2027	736	716
2028	716	644
2029	562	500
Thereafter	2,405	2,137
Total undiscounted cash flows	5,981	6,530
Imputed interest	(1,044)	(1,113)
Amount on balance sheet	$4,937	$5,417
Committed leases not yet commenced	$63	$248
Lease Costs

$ in millions	2024	2023	2022
Fixed costs	$917	$938	$841
Variable costs[1]	181	206	170
Less: Sublease income	(6)	(10)	(7)
Total lease cost, net	$1,092	$1,134	$1,004
1.Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
Cash Flows Statement Supplemental Information

$ in millions	2024	2023	2022
Cash outflows—Lease liabilities	$942	$892	$881
Non-cash—ROU assets recorded for new and modified leases	489	1,055	544
Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges.
12. Deposits
Deposits

$ in millions	At December 31, 2024	At December 31, 2023
Savings and demand deposits	$299,898	$288,252
Time deposits	76,109	63,552
Total deposits	$376,007	$351,804
Deposits subject to FDIC insurance	$298,351	$276,598
Deposits not subject to FDIC insurance	$77,656	$75,206
Time Deposit Maturities

$ in millions	At December 31, 2024
2025	$38,046
2026	18,016
2027	9,433
2028	6,047
2029	4,148
Thereafter	419
Total	$76,109
Uninsured Non-U.S. Time Deposit Maturities

$ in millions	At December 31, 2024
Less than 3 months	$2,659
3 - 6 months	431
6 - 12 months	390
Over 12 months	—
Total	$3,480
Deposits in U.S. Bank Subsidiaries from Non-U.S. Depositors

$ in millions	At December 31, 2024	At December 31, 2023
Deposits in U.S. bank subsidiaries from non-U.S. depositors	$700	$880

13. Borrowings and Other Secured Financings
Maturities and Terms of Borrowings

	Parent Company		Subsidiaries		At December 31, 2024	At December 31, 2023
$ in millions	Fixed Rate[1]	Variable Rate[2]	Fixed Rate[1]	Variable Rate[2]
Original maturities of one year or less:
Next 12 months	$—	$—	$146	$4,366	$4,512	$3,188
Original maturities greater than one year:
2024						$20,151
2025	$6,617	$927	$2,672	$11,705	$21,921	35,523
2026	23,288	1,450	3,828	9,403	37,969	35,423
2027	18,833	1,883	3,452	9,882	34,050	25,338
2028	12,478	1,366	5,808	9,067	28,719	21,239
2029	16,129	189	1,278	8,563	26,159	22,193
Thereafter	96,378	2,508	11,499	25,104	135,489	100,677
Total greater than one year	$173,723	$8,323	$28,537	$73,724	$284,307	$260,544
Total	$173,723	$8,323	$28,683	$78,090	$288,819	$263,732

Weighted average coupon at period end~~3~~	3.9%	4.9%	5.1%	5.9%	4.1%	3.6%
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
3.Only includes borrowings with original maturities greater than one year. Weighted average coupon is calculated utilizing U.S. and non-U.S. dollar interest rates and excludes the effect of related hedging derivatives and financial instruments for which the fair value option was elected. See “Rates for Borrowings with Original Maturities Greater than One Year” table herein for more information.
Borrowings with Original Maturities Greater than One Year

$ in millions	At December 31, 2024	At December 31, 2023
Senior	$270,594	$248,174
Subordinated	13,713	12,370
Total	$284,307	$260,544
Weighted average stated maturity, in years	6.6	6.6
Certain senior debt securities are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is linked to equity, credit, commodity or other indices (e.g., the consumer price index). Senior debt also may be structured to be callable by the Firm or extendible at the option of holders of the senior debt securities.

119	December 2024 Form 10-K

Notes to Consolidated Financial Statements
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
Senior Debt Subject to Put Options or Liquidity Obligations

$ in millions	At December 31, 2024	At December 31, 2023
Put options embedded in debt agreements	$429	$1,571
Liquidity obligations[1]	$3,597	$3,166
1.Includes obligations to support secondary market trading.
Subordinated Debt

	2024	2023
Contractual weighted average coupon	4.5%	4.3%

Subordinated debt generally is issued to meet the capital requirements of the Firm or its regulated subsidiaries and primarily is U.S. dollar denominated. Maturities of subordinated debt range from 2025 to 2039.
Rates for Borrowings with Original Maturities Greater than One Year

	At December 31,
	2024	2023	2022
Contractual weighted average coupon[1]	4.1%	3.6%	3.2%
Weighted average coupon after hedging derivatives	5.6%	6.5%	5.1%
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
The Firm’s use of swaps for asset and liability management affects its effective average borrowing rate.
Other Secured Financings

$ in millions	At December 31, 2024	At December 31, 2023
Original maturities:
One year or less	$17,133	$5,732
Greater than one year	4,469	6,923
Total	$21,602	$12,655
Transfers of assets accounted for as secured financings	10,275	5,848
Maturities and Terms of Other Secured Financings1

	At December 31, 2024			At December 31, 2023
$ in millions	Fixed Rate	Variable Rate[2]	Total
Original maturities of one year or less:
Next 12 months	$3,055	$3,951	$7,006	$8
Original maturities greater than one year:
2024				$5,085
2025	$—	$2,389	$2,389	95
2026	7	683	690	92
2027	—	107	107	—
2028	—	453	453	434
2029	—	—	—	—
Thereafter	7	675	682	1,093
Total	$14	$4,307	$4,321	$6,799
Weighted average coupon at period-end[3]	4.6%	4.9%	4.6%	5.6%
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
Maturities of Transfers of Assets Accounted for as Secured Financings1

$ in millions	At December 31, 2024	At December 31, 2023
2024	$—	$5,749
2025	10,184	9
2026	42	36
2027	5	21
2028	12	11
2029	5	3
Thereafter	27	19
Total	$10,275	$5,848
1.Excludes Securities sold under agreements to repurchase and Securities loaned.

December 2024 Form 10-K	120

Notes to Consolidated Financial Statements
For transfers of assets that fail to meet accounting criteria for a sale, the Firm continues to record the assets and recognizes the associated liabilities in the balance sheet.
14. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at December 31, 2024
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$17,393	$40,373	$64,851	$6,357	$128,974
Secured lending facilities	6,894	6,646	7,169	3,874	24,583
Commercial and Residential real estate	762	404	126	411	1,703
Securities-based lending and Other	16,453	3,418	788	612	21,271
Forward-starting secured financing receivables[1]	122,535	1,503	—	—	124,038
Central counterparty	300	—	—	20,747	21,047
Investment activities	1,509	107	84	466	2,166
Letters of credit and other financial guarantees	39	2	—	6	47
Total	$165,885	$52,453	$73,018	$32,473	$323,829
Lending commitments participated to third parties					$10,859
1.These amounts primarily include secured financing receivables yet to settle as of December 31, 2024, with settlement generally occurring within three business days. These amounts also include commitments to enter into certain collateralized financing transactions.

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
Forward-Starting Secured Financing Receivables.  These amounts include securities purchased under agreements to resell and securities borrowed that the Firm has entered into prior to the balance sheet date that will settle after the balance sheet date. These transactions are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations when they are funded.
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
Guarantees

	At December 31, 2024
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	1,161,382	626,951	152,534	460,222	(40,849)
Standby letters of credit and other financial guarantees issued[2,3]	1,599	732	1,031	2,581	18
Liquidity facilities	2,453	—	—	—	2
Whole loan sales guarantees	24	63	—	23,050	—
Securitization representations and warranties[4]	—	—	—	87,305	—
General partner guarantees	180	133	53	35	(98)
Client clearing guarantees	816	—	—	—	—
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
3.As of December 31, 2024, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $56 million.
4.Related to commercial, residential mortgage and asset backed securitizations.
Types of Guarantees
Non-Credit Derivatives. Certain derivative contracts meet the accounting definition of a guarantee, including certain written options, contingent-forward contracts and CDS (see Note 6 regarding credit derivatives in which the Firm has sold credit protection to the counterparty which are excluded from the previous table). For non-credit derivative contracts that meet the accounting definition of a guarantee, the notional amount is used as the maximum potential payout for certain derivative contracts, such as written interest rate caps and written foreign

121	December 2024 Form 10-K

Notes to Consolidated Financial Statements
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
Client Clearing Guarantees. The Firm is a sponsoring member of the Government Securities Division of the FICC’s Sponsored Clearing Model. Clients of the Firm, as sponsored members, can transact in overnight and term securities repurchase and resale agreements, which are cleared through the FICC. As sponsoring member, the Firm guarantees to the FICC the prompt and full payment and performance of its clients’ obligations. In 2020, the FICC’s sponsored clearing model was updated such that the Firm could be responsible for liquidation of a sponsored member’s account and guarantees any resulting loss to the FICC in the event the sponsored member fails to fully pay any net liquidation amount due from the sponsored member to the FICC. Accordingly, the Firm’s maximum potential payout amount reflects the total of the estimated net liquidation amounts for sponsored member accounts. The Firm minimizes credit exposure under this guarantee by obtaining a security interest in its sponsored member clients’ collateral and their contractual rights under sponsored member transactions. Therefore, the Firm’s exposure is estimated to be an amount substantially lower than the maximum potential payout amount. The collateral amount in which the Firm has a security interest is approximately equal to the maximum potential payout amount of the guarantee.

December 2024 Form 10-K	122

Notes to Consolidated Financial Statements
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
•Market Value Guarantees. Market value guarantees are issued to guarantee timely payment of a specified return to investors in certain affordable housing tax credit funds. These guarantees are designed to return an investor’s contribution to a fund and the investor’s share of tax losses and tax credits expected to be generated by a fund.
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
•Futures and Over-the-Counter Derivatives Clearing. The Firm provides clearing services on central counterparty clearinghouses (“CCPs”) for clients that need to clear exchange-traded and OTC derivatives contracts with CCPs. The Firm acts as an agent in its role as clearing member for these client transactions. As such, the Firm does not reflect the underlying exchange-traded or OTC derivatives contracts in its Consolidated Financial Statements. See Note 6 for a discussion of the Firm’s derivatives activities that are reflected in its Consolidated Financial Statements.

As a clearing member, the Firm is responsible to the CCP for the performance of its clients, collects cash and securities collateral (margin) as well as any settlement amounts due from or to clients, and remits them to the relevant CCP or client in whole or part. There are two types of margin: (1) variation margin is posted on a daily basis based on the value of clients’ derivative contracts and (2) initial margin is posted at inception of a derivative contract, generally on the basis of the potential changes in the variation margin requirement for the contract.

As a clearing member, the Firm is exposed to the risk of nonperformance by its clients to CCPs but is not liable to clients for the performance of the CCPs. Where possible, the Firm seeks to mitigate its risk to the client through the collection of appropriate amounts of margin at inception and throughout the life of the transactions. In the event of nonperformance by a client, the Firm would close out the client’s positions and access available margin. The CCP would utilize any margin it holds to make itself whole, with any remaining shortfalls required to be paid by the Firm as a clearing member.It is difficult to estimate the Firm’s maximum possible exposure through its role as a clearing member as it depends on the nature and volume of client's future transactions, market conditions and potential client defaults. However, based upon historical experience, the Firm’s exposure is significantly mitigated by the credit risk mitigants available to the Firm. As a result, management believes that the risk of material loss to the Firm is expected to be remote.
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

123	December 2024 Form 10-K

Notes to Consolidated Financial Statements
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

The Firm is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental or other regulatory agencies regarding the Firm’s business, and involving, among other matters, sales, financing, prime brokerage, market-making activities, investment banking advisory services, capital markets activities, financial products or offerings sponsored, underwritten or sold by the Firm, wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

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

$ in millions	2024	2023	2022
Legal expenses	$106	$488	$443

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

December 2024 Form 10-K	124

Notes to Consolidated Financial Statements
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

Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

The Firm is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision.
European Matters
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) challenged in the Dutch courts the prior set-off by the Firm of approximately €124 million (approximately $128 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2012. The Dutch Authority alleged that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority’s appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On January 19, 2024, the Dutch High Court granted the Firm’s appeal in matters re-styled Case number 20/01884 and referred the case to the Court of Appeal in The Hague. On November 11, 2024, the Firm reached an agreement to settle the Dutch Authority’s challenges for the tax years 2007 to 2012 and made payment of the prior set-off amounts and interest indicated above. The case has been withdrawn.

On June 22, 2021, Dutch criminal authorities sought various documents in connection with an investigation of the Firm related to the civil claims asserted by the Dutch Authority concerning the accuracy of the Firm subsidiary’s tax returns for 2007 to 2012. The Dutch criminal authorities have requested additional information, and the Firm is continuing to respond to them in connection with their ongoing investigation, and is engaging with them as the criminal process progresses.
U.K. Government Bond Matter

On February 21, 2025, the U.K. Competition and Markets Authority announced a settlement with the Firm, as well as other financial institutions, in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the Firm’s activities concerning certain liquid fixed income products between 2009 and 2012. Separately, on June 16, 2023, the Firm was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws in

125	December 2024 Form 10-K

Notes to Consolidated Financial Statements
connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. On September 16, 2024, the court granted defendants’ joint motion to dismiss, and the complaint was dismissed without prejudice. The Firm and certain other defendants have reached an agreement in principle to settle the U.S. litigation.
Other

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”) a purported class action complaint alleging violations of federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Firm, of two March 2021 Viacom offerings: a $1.7 billion Viacom Class B Common Stock offering and a $1 billion offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint seeks certification of the class of plaintiffs and unspecified compensatory damages and alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including the Firm, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint also alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Firm, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying motions to dismiss as to the Firm and the other underwriters, but granting the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Firm and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Firm’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification, which the defendants have appealed.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Firm and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Firm’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Firm or sold to the plaintiff by the Firm was approximately $116 million. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Firm’s motion to dismiss the complaint. On July 15, 2022, the Firm filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Firm’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Firm’s favor. The plaintiff has filed notices of appeal.

Beginning in February of 2024, Morgan Stanley Smith Barney LLC (“MSSB”) and E*TRADE Securities LLC (“E*TRADE Securities”), among others, have been named as defendants in multiple putative class actions pending in the federal district courts for the District of New Jersey and SDNY. The class action claims have been brought on behalf of brokerage, advisory and retirement account holders, alleging various contractual, fiduciary, and statutory claims (including under the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c)-(d)) that MSSB and/or E*TRADE Securities failed to pay a reasonable rate of interest on its cash sweep products. The cases are at an early stage with motions for consolidation and transfer currently pending. Together, the complaints seek, inter alia, certification of a class of plaintiffs, unspecified compensatory damages, equitable and injunctive relief, and treble damages.

The Firm has been engaged with and is responding to requests for information from the Enforcement Division of the SEC regarding advisory account cash balances swept to the

December 2024 Form 10-K	126

Notes to Consolidated Financial Statements
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
Consolidated VIE Assets and Liabilities by Type of Activity

	At December 31, 2024		At December 31, 2023
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$575	$236	$597	$256
Investment vehicles[2]	378	189	753	502
MTOB	619	578	582	520
Other	156	4	378	97
Total	$1,728	$1,007	$2,310	$1,375
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
2.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At December 31, 2024	At December 31, 2023
Assets
Cash and cash equivalents	$37	$164
Trading assets at fair value	1,395	1,557
Investment securities	278	492
Securities purchased under agreements to resell	—	67
Customer and other receivables	16	26
Other assets	2	4
Total	$1,728	$2,310
Liabilities
Other secured financings	$921	$1,222
Other liabilities and accrued expenses	82	121
Borrowings	4	32
Total	$1,007	$1,375
Noncontrolling interests	$42	$54
Consolidated VIE assets and liabilities are presented in the previous tables after intercompany eliminations. Generally, most assets owned by consolidated VIEs cannot be removed unilaterally by the Firm and are not available to the Firm

127	December 2024 Form 10-K

Notes to Consolidated Financial Statements
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
Non-consolidated VIEs

	At December 31, 2024
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$179,686	$1,621	$3,654	$3,603	$74,665
Maximum exposure to loss[3]
Debt and equity interests	$26,974	$62	$—	$2,267	$12,097
Derivative and other contracts	—	—	2,454	—	3,936
Commitments, guarantees and other	8,554	—	—	—	535
Total	$35,528	$62	$2,454	$2,267	$16,568
Carrying value of variable interests—Assets
Debt and equity interests	$26,974	$62	$—	$1,821	$12,067
Derivative and other contracts	—	—	6	—	1,772
Total	$26,974	$62	$6	$1,821	$13,839
Additional VIE assets owned[4]					$15,777
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$4	$—	$448

	At December 31, 2023
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$144,906	$1,526	$3,152	$3,102	$50,052
Maximum exposure to loss[3]
Debt and equity interests	$21,203	$52	$—	$2,049	$9,076
Derivative and other contracts	—	—	2,092	—	4,452
Commitments, guarantees and other	3,439	—	—	—	55
Total	$24,642	$52	$2,092	$2,049	$13,583
Carrying value of variable interests—Assets
Debt and equity interests	$21,203	$52	$—	$1,682	$9,075
Derivative and other contracts	—	—	2	—	1,330
Total	$21,203	$52	$2	$1,682	$10,405
Additional VIE assets owned[4]					$15,002
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$3	$—	$452
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At December 31, 2024		At December 31, 2023
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$17,316	$2,497	$17,346	$3,355
Commercial mortgages	82,730	8,445	74,590	8,342
U.S. agency collateralized mortgage obligations	39,317	6,260	42,917	6,675
Other consumer or commercial loans	40,323	9,772	10,053	2,831
Total	$179,686	$26,974	$144,906	$21,203
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

December 2024 Form 10-K	128

Notes to Consolidated Financial Statements
managed as part of the Firm’s overall exposure. See Note 6 for further information on derivative instruments and hedging activities.
Investment Securities
The Firm holds securities issued by VIEs within the Investment securities portfolio. These securities are composed of those related to transactions sponsored by the federal mortgage agencies and predominantly the most senior securities issued by VIEs backed by student loans and commercial mortgage loans. Transactions sponsored by the federal mortgage agencies include an explicit or implicit guarantee provided by the U.S. government. Additionally, the Firm holds certain commercial mortgage-backed securities issued by VIEs retained as a result of the Firm’s securitization activities. See Note 7 for further information on the Investment securities portfolio.
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
Other Structured Financings
The Firm invests in tax equity investment interests issued by entities that develop and own low-income communities (including low-income housing projects) and entities that construct and own facilities that will generate energy from renewable resources. The interests entitle the Firm to a share of tax credits and tax losses generated by these projects. In addition, the Firm has issued guarantees to investors in certain low-income housing funds. The guarantees are designed to return an investor’s contribution to a fund and the investor’s share of tax losses and tax credits expected to be generated by the fund. The Firm is also involved with entities designed to provide tax-efficient yields to the Firm or its clients.
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
Equity-Linked Notes
ELN transactions are designed to provide investors with exposure to certain risks related to the specific equity security, equity index or other index. In an ELN transaction, the Firm typically transfers to an SPE either a note issued by the Firm, the payments on which are linked to the performance of a specific equity security, equity index or other index, or debt securities issued by other companies and a derivative contract, the terms of which will relate to the performance of a specific equity security, equity index or other index. These ELN transactions with SPEs were not consolidated at December 31, 2024 or December 31, 2023.

129	December 2024 Form 10-K

Notes to Consolidated Financial Statements
Transferred Assets with Continuing Involvement

	At December 31, 2024
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$6,989	$78,232	$18,174	$12,725
Retained interests
Investment grade	$198	$543	$967	$—
Non-investment grade	175	923	—	71
Total	$373	$1,466	$967	$71
Interests purchased in the secondary market[3]
Investment grade	$45	$34	$79	$—
Non-investment grade	5	24	—	—
Total	$50	$58	$79	$—
Derivative assets	$—	$—	$—	$1,408
Derivative liabilities	—	—	—	400

	At December 31, 2023
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$4,333	$73,818	$12,083	$12,438
Retained interests
Investment grade	$149	$653	$460	$—
Non-investment grade	83	788	—	69
Total	$232	$1,441	$460	$69
Interests purchased in the secondary market[3]
Investment grade	$20	$22	$42	$—
Non-investment grade	—	16	—	—
Total	$20	$38	$42	$—
Derivative assets	$—	$—	$—	$1,073
Derivative liabilities	—	—	—	426

	Fair Value at December 31, 2024
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,080	$—	$1,080
Non-investment grade	71	50	121
Total	$1,151	$50	$1,201
Interests purchased in the secondary market[3]
Investment grade	$158	$—	$158
Non-investment grade	18	11	29
Total	$176	$11	$187
Derivative assets	$1,408	$—	$1,408
Derivative liabilities	400	—	400

	Fair Value at December 31, 2023
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$576	$—	$576
Non-investment grade	10	56	66
Total	$586	$56	$642
Interests purchased in the secondary market[3]
Investment grade	$77	$7	$84
Non-investment grade	12	4	16
Total	$89	$11	$100
Derivative assets	$1,073	$—	$1,073
Derivative liabilities	426	—	426
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
Proceeds from New Securitization Transactions and Sales of Loans

$ in millions	2024	2023	2022
New transactions[1]	$36,326	$21,051	$22,136
Retained interests	7,956	4,311	4,862
Sales of corporate loans to CLO SPEs[1,2]	—	24	62
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 14).
Assets Sold with Retained Exposure

$ in millions	At December 31, 2024	At December 31, 2023
Gross cash proceeds from sale of assets[1]	$92,229	$60,766
Fair value
Assets sold	$92,580	$62,221
Derivative assets recognized in the balance sheet	998	1,546
Derivative liabilities recognized in the balance sheet	648	93
1.The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
The Firm enters into transactions in which it sells securities, primarily equities, and contemporaneously enters into bilateral OTC derivatives with the purchasers of the securities, through which it retains exposure to the sold securities.

December 2024 Form 10-K	130

Notes to Consolidated Financial Statements
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
CECL Deferral. Beginning on January 1, 2020, the Firm elected to defer the effect of the adoption of CECL on its risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022 and were phased-in at 75% from January 1, 2024. The deferral impacts were fully phased-in from January 1, 2025.
Capital Buffer Requirements

	At December 31, 2024	At December 31, 2023	At December 31, 2024 and December 31, 2023
	Standardized	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	—	2.5%
SCB	6.0%	5.4%	N/A
G-SIB capital surcharge	3.0%	3.0%	3.0%
CCyB[1]	0%	0%	0%
Capital buffer requirement	9.0%	8.4%	5.5%

1.The CCyB can be set up to 2.5% but is currently set by the Federal Reserve at zero.
The capital buffer requirement represents the amount of CET1 capital the Firm must maintain above the minimum risk-based capital requirements in order to avoid restrictions on the Firm’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. The Firm’s capital buffer requirement computed under the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) is equal to the sum of the SCB, G-SIB capital surcharge and CCyB, and the capital buffer requirement computed under the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”) is equal to the sum of the 2.5% capital conservation buffer, G-SIB capital surcharge and CCyB.
Risk-Based Regulatory Capital Ratio Requirements

		At December 31, 2024	At December 31, 2023	At December 31, 2024 and December 31, 2023
	Regulatory Minimum
		Standardized	Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	13.5%	12.9%	10.0%
Tier 1 capital ratio	6.0%	15.0%	14.4%	11.5%
Total capital ratio	8.0%	17.0%	16.4%	13.5%
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

131	December 2024 Form 10-K

Notes to Consolidated Financial Statements
The Firm’s risk-based capital ratios are computed under both (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At December 31, 2024 and December 31, 2023, the differences between the actual and required ratio were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced SLR capital buffer of at least 2%.
The Firm’s Regulatory Capital and Capital Ratios
Risk-based capital

	Standardized
$ in millions	At December 31, 2024	At December 31, 2023
Risk-based capital
CET1 capital	$75,095	$69,448
Tier 1 capital	84,790	78,183
Total capital	95,567	88,874
Total RWA	471,834	456,053
Risk-based capital ratio
CET1 capital	15.9%	15.2%
Tier 1 capital	18.0%	17.1%
Total capital	20.3%	19.5%
Required ratio[1]
CET1 capital	13.5%	12.9%
Tier 1 capital	15.0%	14.4%
Total capital	17.0%	16.4%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At December 31, 2024	At December 31, 2023
Leveraged-based capital
Adjusted average assets[1]	$1,223,779	$1,159,626
Supplementary leverage exposure[2]	1,517,687	1,429,552
Leveraged-based capital ratio
Tier 1 leverage	6.9%	6.7%
SLR	5.6%	5.5%
Required ratio[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
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
At December 31, 2024 and December 31, 2023, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. Beginning on January 1, 2020, MSBNA and MSPBNA elected to defer the effect of the adoption of CECL on risk-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022 and were phased-in at 75% from January 1, 2024. The deferral impacts were fully phased-in from January 1, 2025.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At December 31, 2024		At December 31, 2023
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$22,165	20.1%	$21,925	21.7%
Tier 1 capital	8.0%	8.5%	22,165	20.1%	21,925	21.7%
Total capital	10.0%	10.5%	22,993	20.9%	22,833	22.6%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$22,165	9.7%	$21,925	10.6%
SLR	6.0%	3.0%	22,165	7.4%	21,925	8.2%

December 2024 Form 10-K	132

Notes to Consolidated Financial Statements
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At December 31, 2024		At December 31, 2023
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$16,672	26.1%	$15,388	25.8%
Tier 1 capital	8.0%	8.5%	16,672	26.1%	15,388	25.8%
Total capital	10.0%	10.5%	17,004	26.6%	15,675	26.3%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$16,672	7.7%	$15,388	7.5%
SLR	6.0%	3.0%	16,672	7.5%	15,388	7.2%
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
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At December 31, 2024	At December 31, 2023
Net capital	$18,483	$18,121
Excess net capital	13,883	13,676
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC, respectively, and is registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At December 31, 2024 and December 31, 2023, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
Certain other subsidiaries are also subject to various regulatory capital requirements. Such subsidiaries include the following, each of which operated with capital in excess of their respective regulatory capital requirements as of December 31, 2024 and December 31, 2023, as applicable:
•MSSB, a registered U.S. broker-dealer and introducing broker for the futures business, is subject to, respectively, the minimum net capital requirements of the SEC and CFTC.
•MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Prudential Regulation Authority (“PRA”). MSIP is also conditionally registered with the SEC as a security-based swap dealer and registered with the CFTC as a swap dealer. It currently complies with home-country capital requirements in lieu of SEC and CFTC capital requirements pursuant to applicable substituted compliance rules.
•Morgan Stanley Europe Holdings SE Group (“MSEHSE Group”), including MSESE, a Germany-based broker-dealer, is subject to the capital requirements of the European Central Bank, BaFin and the German Central Bank. MSESE is also conditionally registered with the SEC as a security-based swap dealer and registered with the CFTC as a swap dealer. It currently complies with home-country capital requirements in lieu of SEC and CFTC capital requirements pursuant to applicable substituted compliance rules.
•MSMS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSMS is also registered with the CFTC as a swap dealer but is currently complying with home-country capital requirements in lieu of CFTC capital requirements pursuant to applicable substituted compliance rules.
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

$ in millions	At December 31, 2024	At December 31, 2023
Restricted net assets	$49,914	$49,008

133	December 2024 Form 10-K

Notes to Consolidated Financial Statements
17. Total Equity
Morgan Stanley Shareholders’ Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At December 31, 2024	Liquidation Preference per Share	At December 31, 2024	At December 31, 2023
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	1,000
Q	40,000	25,000	1,000	—
Total			$9,750	$8,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 16).
Description of Preferred Stock as of December 31, 2024

		Depositary Shares per Share	Redemption
Series[1,2]	Shares Issued		Price per Share[3]	Date[4]
A	44,000	1,000	$25,000	Currently redeemable
C5	1,160,791	N/A	1,100	Currently redeemable
E	34,500	1,000	25,000	Currently redeemable
F	34,000	1,000	25,000	Currently redeemable
I	40,000	1,000	25,000	Currently redeemable
K	40,000	1,000	25,000	April 15, 2027
L	20,000	1,000	25,000	January 15, 2025
M	400,000	N/A	1,000	September 15, 2026
N	3,000	100	100,000	October 2, 2025
O	52,000	1,000	25,000	January 15, 2027
P6	40,000	1,000	25,000	October 15, 2027
Q7	40,000	1,000	25,000	October 15, 2029
1.All shares issued are non-cumulative. Each share has a par value of $0.01.
2.Dividends on Series A are based on a floating rate, and dividends on Series C, L, O, P and Q are based on a fixed rate. Dividends on all other Series are based on a fixed-to-floating rate.
3.Series A and C are redeemable at the redemption price plus accrued and unpaid dividends, regardless of whether dividends are actually declared, up to but excluding the date of redemption. All other Series are redeemable at the redemption price plus any declared and unpaid dividends, up to but excluding the date fixed for redemption.
4.Series A and C are currently redeemable at the Firm’s option, in whole or in part, from time to time. Series E, F and I are currently redeemable, and all other Series are redeemable, at the Firm’s option (i) in whole or in part, from time to time, on any dividend payment date on or after the redemption date or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series).
5.Series C is non-voting perpetual preferred stock. Dividends on the Series C preferred stock are payable, on a non-cumulative basis, as and if declared by the Board of Directors, in cash, at the rate of 10% per annum of the liquidation preference of $1,000 per share.
6.The Firm issued Series P Preferred Stock on August 2, 2022.
7.The Firm issued Series Q Preferred Stock on July 30, 2024.
Common Stock
Rollforward of Common Stock Outstanding

in millions	2024	2023
Shares outstanding at beginning of period	1,627	1,675
Treasury stock purchases[1]	(43)	(71)
Other[2]	23	23
Shares outstanding at end of period	1,607	1,627
1.The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (“Share Repurchase Program”). In addition to the Firm’s Share Repurchase Program, Treasury stock purchases include repurchases of common stock for employee tax withholding.
2.Other includes net shares issued to and forfeited from employee stock trusts and issued for RSU conversions.
Share Repurchases

$ in millions	2024	2023
Repurchases of common stock under the Firm’s Share Repurchase Program	$3,250	$5,300
On June 28, 2024, the Firm announced that its Board of Directors reauthorized a multi-year repurchase program of up to $20 billion of outstanding common stock (the “Share Repurchase Authorization”), without a set expiration date, beginning in the third quarter of 2024, which will be exercised from time to time as conditions warrant.
Pursuant to the Share Repurchase Program, the Firm considers, among other things, business segment capital needs, as well as stock-based compensation and benefit plan

December 2024 Form 10-K	134

Notes to Consolidated Financial Statements
requirements. Share repurchases under the program will be exercised from time to time at prices the Firm deems appropriate subject to various factors, including the Firm’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time.
Common Shares Outstanding for Basic and Diluted EPS

in millions	2024	2023	2022
Weighted average common shares outstanding, basic	1,591	1,628	1,691
Effect of dilutive RSUs and PSUs	20	18	22
Weighted average common shares outstanding and common stock equivalents, diluted	1,611	1,646	1,713
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	—	2	3
Dividends

$ in millions, except per share data	2024		2023		2022
	Per Share[1]	Total	Per Share[1]	Total	Per Share[1]	Total
Preferred Stock Series
A	$1,548	$68	$1,522	$67	$1,061	$47
C	100	52	100	52	100	52
E	1,806	62	1,791	62	1,781	60
F	1,747	60	1,719	58	1,719	59
I	1,603	64	1,594	64	1,594	64
K	1,463	59	1,463	59	1,463	59
L	1,219	24	1,219	24	1,219	24
M2	59	24	59	24	59	24
N3	8,841	27	9,160	27	5,300	16
O	1,063	55	1,063	55	1,063	55
P	1,625	65	1,625	65	739	29
Q	759	30	—	—	—	—
Total Preferred stock		$590		$557		$489
Common stock	$3.55	$5,745	$3.25	$5,393	$2.95	$5,108
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.
3.Series N was payable semiannually until March 15, 2023 and thereafter is payable quarterly.

Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
December 31, 2021	$(1,002)	$245	$(551)	$(1,794)	$—	$(3,102)
OCI during the period	(202)	(4,437)	43	1,449	(4)	(3,151)
December 31, 2022	(1,204)	(4,192)	(508)	(345)	(4)	(6,253)
OCI during the period	51	1,098	(87)	(1,250)	20	(168)
December 31, 2023	(1,153)	(3,094)	(595)	(1,595)	16	(6,421)
OCI during the period	(324)	521	12	(551)	(51)	(393)
December 31, 2024	$(1,477)	$(2,573)	$(583)	$(2,146)	$(35)	$(6,814)
CTA—Cumulative foreign currency translation adjustments
1.Amounts are net of tax and noncontrolling interests.
Components of Period Changes in OCI

	2024
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(117)	$(305)	$(422)	$(98)	$(324)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(117)	$(305)	$(422)	$(98)	$(324)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$736	$(175)	$561	$—	$561
Reclassified to earnings	(52)	12	(40)	—	(40)
Net OCI	$684	$(163)	$521	$—	$521
Pension and other
OCI activity	$(8)	$5	$(3)	$—	$(3)
Reclassified to earnings	20	(5)	15	—	15
Net OCI	$12	$—	$12	$—	$12
Change in net DVA
OCI activity	$(729)	$174	$(555)	$17	$(572)
Reclassified to earnings	27	(6)	21	—	21
Net OCI	$(702)	$168	$(534)	$17	$(551)
Change in fair value of cash flow hedge derivatives
OCI activity	$(99)	$24	$(75)	$—	$(75)
Reclassified to earnings	32	(8)	24	—	$24
Net OCI	$(67)	$16	$(51)	$—	$(51)

	2023
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(73)	$53	$(20)	$(71)	$51
Reclassified to earnings	—	—	—	—	—
Net OCI	$(73)	$53	$(20)	$(71)	$51
Change in net unrealized gains (losses) on AFS securities
OCI activity	$1,488	$(353)	$1,135	$—	$1,135
Reclassified to earnings	(49)	12	(37)	—	(37)
Net OCI	$1,439	$(341)	$1,098	$—	$1,098
Pension and other
OCI activity	$(96)	$24	$(72)	$—	$(72)
Reclassified to earnings	(18)	3	(15)	—	(15)
Net OCI	$(114)	$27	$(87)	$—	$(87)
Change in net DVA
OCI activity	$(1,728)	$424	$(1,304)	$(40)	$(1,264)
Reclassified to earnings	19	(5)	14	—	14
Net OCI	$(1,709)	$419	$(1,290)	$(40)	$(1,250)
Change in fair value of cash flow hedge derivatives
OCI activity	$9	$(1)	$8	$—	$8
Reclassified to earnings	16	(4)	12	—	12
Net OCI	$25	$(5)	$20	$—	$20

135	December 2024 Form 10-K

Notes to Consolidated Financial Statements

	2022
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(179)	$(217)	$(396)	$(135)	$(261)
Reclassified to earnings	—	59	59	—	59
Net OCI	$(179)	$(158)	$(337)	$(135)	$(202)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(5,720)	$1,337	$(4,383)	$—	$(4,383)
Reclassified to earnings	(70)	16	(54)	—	(54)
Net OCI	$(5,790)	$1,353	$(4,437)	$—	$(4,437)
Pension and other
OCI activity	$38	$(13)	$25	$—	$25
Reclassified to earnings	22	(4)	18	—	18
Net OCI	$60	$(17)	$43	$—	$43
Change in net DVA
OCI activity	$1,982	$(480)	$1,502	$53	$1,449
Reclassified to earnings	—	—	—	—	—
Net OCI	$1,982	$(480)	$1,502	$53	$1,449
Change in fair value of cash flow hedge derivatives
OCI activity	$(4)	$—	$(4)	$—	$(4)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(4)	$—	$(4)	$—	$(4)
Cumulative Foreign Currency Translation Adjustments

$ in millions	At December 31, 2024	At December 31, 2023
Associated with net investments in subsidiaries with a non-U.S. dollar functional currency	$(4,326)	$(2,917)
Hedges, net of tax	2,849	1,764
Total	$(1,477)	$(1,153)
Carrying value of net investments in non-U.S. dollar functional currency subsidiaries subject to hedges	$18,303	$18,761
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
18. Interest Income and Interest Expense

$ in millions	2024	2023	2022
Interest income
Cash and cash equivalents[1]	$3,068	$3,408	$914
Investment securities	5,161	3,992	3,066
Loans	13,771	12,424	6,988
Securities purchased under agreements to resell[2]	12,416	7,762	2,188
Securities borrowed[3]	5,391	5,191	1,020
Trading assets, net of Trading liabilities	5,924	4,488	2,484
Customer receivables and Other[1,4]	8,404	8,584	4,935
Total interest income	$54,135	$45,849	$21,595
Interest expense
Deposits	$10,368	$8,216	$1,825
Borrowings	13,242	11,437	5,054
Securities sold under agreements to repurchase[5]	10,787	6,737	1,760
Securities loaned[6]	1,036	784	503
Customer payables and Other[4,7]	10,091	10,445	3,126
Total interest expense	$45,524	$37,619	$12,268
Net interest	$8,611	$8,230	$9,327
1.In 2023, interest-bearing Cash and cash equivalents and related interest were presented separately for the first time. The prior year amounts for Customer receivables and Other have been disaggregated to exclude Cash and cash equivalents to align with the current presentation.
2.Includes interest paid on Securities purchased under agreements to resell.
3.Includes fees paid on Securities borrowed.
4.Certain prior-period amounts have been adjusted to conform with the current-period presentation. This adjustment resulted in a decrease to both interest income and interest expense of $4,432 million for the year ended December 31, 2023, and no effect on net interest income, with the entire impact to the Firm recorded within the Institutional Securities segment. See Note 2 for additional information.
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
Accrued Interest

$ in millions	At December 31, 2024	At December 31, 2023
Customer and other receivables	$3,322	$4,206
Customer and other payables	3,938	4,360
19. Deferred Compensation Plans and Carried Interest Compensation
Stock-Based Compensation Plans
Certain current and former employees of the Firm participate in the Firm’s stock-based compensation plans. These plans include RSUs, PSUs and an ESPP.

December 2024 Form 10-K	136

Notes to Consolidated Financial Statements
Stock-Based Compensation Expense

$ in millions	2024	2023	2022
RSUs	$1,464	$1,607	$1,827
PSUs	148	91	40
ESPP	10	11	8
Total	$1,622	$1,709	$1,875
Retirement-eligible awards[1]	$202	$178	$176
1.Total expense includes stock-based compensation anticipated to be awarded in January of the following year that does not contain a future service requirement.
Tax Benefit Related to Stock-Based Compensation Expense

$ in millions	2024	2023	2022
Tax benefit[1]	$343	$382	$427
1.Excludes income tax consequences related to employee share-based award conversions.
Unrecognized Compensation Cost Related to Stock-Based Awards Granted

$ in millions	At December 31, 2024[1]
To be recognized in:
2025	$510
2026	230
Thereafter	38
Total	$778
1.Amounts do not include forfeitures or 2024 performance year compensation awarded in January 2025 which will begin to be amortized in 2025.
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
Common Shares Available for Future Awards under Stock-Based Compensation Plans

in millions	At December 31, 2024
Shares	109
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
Vested and Unvested RSU Activity

	2024
shares in millions	Number of Shares	Weighted Average Award Date Fair Value
RSUs at beginning of period	59	$86.92
Awarded	20	85.46
Conversions to common stock	(23)	77.11
Forfeited	(2)	90.84
RSUs at end of period[1]	54	$90.53
Weighted average award date fair value
RSUs awarded in 2023		93.55
RSUs awarded in 2022		96.61
1.At December 31, 2024, the weighted average remaining term until delivery for the outstanding RSUs was approximately 1.2 years.
Unvested RSU Activity

	2024
shares in millions	Number of Shares	Weighted Average Award Date Fair Value
Unvested RSUs at beginning of period	28	$89.16
Awarded	20	85.46
Vested	(19)	85.96
Forfeited	(2)	90.51
Unvested RSUs at end of period[1]	27	$88.64
1.Unvested RSUs represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligible requirements.
Fair Value of RSU Activity1

$ in millions	2024	2023	2022
Conversions to common stock	$2,065	$2,019	$2,301
Vested	1,723	2,260	2,433
1. Fair value of converted stock is based on the share price at conversion. Fair value of vested stock is based on the share price at the date of vesting.
Performance-Based Stock Units
PSUs vest and convert to shares of common stock only if the Firm satisfies, over a three-year performance period, performance goals that are determined on the award date. The number of PSUs that may vest ranges from 0% to 150% of the target award, based on the Firm’s level of achievement of the specified performance goals. One-half of a PSU award is earned based on the Firm’s average return on tangible common equity (“MS Average ROTCE”) over the performance period. The other half of a PSU award is earned based on the Firm’s total shareholder return, relative to the total shareholder return of the S&P 500 Financials Sector Index (“MS Relative TSR”) for awards granted prior to 2023, or for PSU awards granted from 2023 onwards based on the MS Average ROTCE relative to the Return on Tangible Common Equity of each member of the defined comparison group (“MS Relative ROTCE”). PSUs have vesting, conversion and cancellation provisions that are generally similar to those of RSUs. Dividend equivalents that accrue on these awards are paid in cash when the awards convert. At December 31, 2024, approximately 2.8 million PSUs at target were outstanding.

137	December 2024 Form 10-K

Notes to Consolidated Financial Statements
PSU Awards - Fair Value on Award Date

	2024	2023	2022
MS Average ROTCE/ Relative ROTCE[1]	$83.86	$85.76	$100.12
MS Relative TSR	—	—	102.17
1. Weighted average price on award date
The MS Relative TSR fair values on the award date were estimated using a Monte Carlo simulation and the following assumptions.
Monte Carlo Simulation Assumptions

	Risk-Free Interest Rate	Expected Stock Price Volatility	Correlation Coefficient
Award year
2022	1.3%	38.9%	0.91
The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The correlation coefficient was developed based on historical price data of the Firm and the S&P 500 Financials Sector Index. The model uses an expected dividend yield equivalent to reinvesting dividends.
Deferred Cash-Based Compensation Plans
DCP generally provide a return to the plan participants based upon the performance of each participant’s referenced investments.
Deferred Cash-Based Compensation Expense

$ in millions	2024	2023	2022
Deferred cash-based awards	$770	$693	$761
Return on referenced investments	672	668	(716)
Total	$1,442	$1,361	$45
Retirement-eligible awards[1]	$287	$259	$264
1.Total expense includes deferred cash-based compensation anticipated to be awarded in January of the following year that does not contain a future service requirement.
Carried Interest Compensation
The Firm generally recognizes compensation expense for any portion of carried interest (both realized and unrealized) that is allocated to employees.
Carried Interest Compensation Expense

$ in millions	2024	2023	2022
Expense	$114	$44	$225
20. Employee Benefit Plans
Pension Plans
Net Periodic Benefit Expense (Income)

	Pension Plans
$ in millions	2024	2023	2022
Service cost, benefits earned during the period	$20	$20	$19
Interest cost on projected benefit obligation	137	140	111
Expected return on plan assets	(99)	(99)	(56)
Net amortization of prior service cost	1	1	1
Amortization of net (gains) losses	21	(9)	25
Plan settlements	—	2	—
Net periodic benefit expense	$80	$55	$100

Certain current and former U.S. employees of the Firm and its U.S. affiliates who were hired before July 1, 2007 are covered by the U.S. pension plan, a non-contributory defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (“U.S. Qualified Plan”). The U.S. Qualified Plan has ceased future benefit accruals.
The Morgan Stanley Supplemental Executive Retirement and Excess Plan (“SEREP”), is a non-contributory defined benefit plan that is not qualified under Section 401(a) of the Internal Revenue Code, has ceased future benefit accruals.
Certain of the Firm’s non-U.S. subsidiaries also have defined benefit pension plans covering their eligible current and former employees.
The Firm’s pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans.
Rollforward of Pre-tax AOCI

	Pension Plans
$ in millions	2024	2023	2022
Beginning balance	$(821)	$(716)	$(768)
Net gain (loss)	(12)	(100)	26
Amortization of prior service cost	1	1	1
Amortization of net (gains) losses	21	(9)	25
Plan settlements, curtailments and amendments	(1)	3	—
Changes recognized in OCI	9	(105)	52
Ending balance	$(812)	$(821)	$(716)
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

December 2024 Form 10-K	138

Notes to Consolidated Financial Statements
Weighted Average Assumptions Used to Determine Net Periodic Benefit Expense (Income)

	Pension Plans
	2024	2023	2022
Discount rate	4.75%	4.93%	2.80%
Expected long-term rate of return on plan assets	4.18%	3.54%	1.71%
The accounting for pension plans involves certain assumptions and estimates. The expected long-term rate of return for the U.S. Qualified Plan was estimated by computing a weighted average of the underlying long-term expected returns based on the investment managers’ target allocations.
Benefit Obligation and Funded Status
Rollforward of the Projected Benefit Obligation and Fair Value of Plan Assets

	Pension Plans
$ in millions	2024	2023
Rollforward of projected benefit obligation
Benefit obligation at beginning of year	$2,975	$2,907
Service cost	20	20
Interest cost	137	140
Actuarial (gain) loss[1]	(201)	79
Plan amendments	1	—
Plan settlements	(1)	(13)
Benefits paid	(149)	(164)
Other[2]	(18)	6
Projected benefit obligation at end of year	$2,764	$2,975
Rollforward of fair value of plan assets
Fair value of plan assets at beginning of year	$2,422	$2,416
Actual return on plan assets	(114)	78
Employer contributions	38	89
Benefits paid	(149)	(164)
Plan settlements	(1)	(13)
Other[2]	(10)	16
Fair value of plan assets at end of year	$2,186	$2,422
Funded (unfunded) status	$(578)	$(553)
Amounts recognized in the balance sheet
Assets	$71	$84
Liabilities	(649)	(637)
Net amount recognized	$(578)	$(553)
1.Primarily reflects the impact of year-over-year discount rate fluctuations.
2.Primarily includes the impact of foreign currency exchange rate changes.
Accumulated Benefit Obligation

$ in millions	At December 31, 2024	At December 31, 2023
Pension plans	$2,740	$2,956
Pension Plans with Projected Benefit Obligations in Excess of the Fair Value of Plan Assets

$ in millions	At December 31, 2024	At December 31, 2023
Projected benefit obligation	$2,616	$2,821
Accumulated benefit obligation	2,594	2,803
Fair value of plan assets	1,967	2,184
The pension plans included in the table above may differ based on their funding status as of December 31 of each year.
Weighted Average Assumptions Used to Determine Projected Benefit Obligation

	Pension Plans
	At December 31, 2024	At December 31, 2023
Discount rate	5.39%	4.75%
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
Plan Assets
Fair Value of Plan Assets

	At December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$7	$—	$—	$7
U.S. government and agency securities	1,638	213	—	1,851
Derivative contracts	—	1	—	1
Other investments	—	—	70	70
Other receivables[1]	—	10	—	10
Total	$1,645	$224	$70	$1,939
Assets Measured at NAV
Commingled trust funds:
Money market				27
Foreign funds:
Fixed income				25
Liquidity				13
Targeted cash flow				184
Total				$249
Liabilities
Other payables[1]	—	(2)	—	(2)
Total liabilities	$—	$(2)	$—	$(2)
Fair value of plan assets				$2,186

139	December 2024 Form 10-K

Notes to Consolidated Financial Statements

	At December 31, 2023
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$6	$—	$—	$6
U.S. government and agency securities	1,800	230	—	2,030
Derivative contracts	—	3	—	3
Other investments	—	—	71	71
Other receivables[1]	1	15	—	16
Total	$1,807	$248	$71	$2,126
Assets Measured at NAV
Commingled trust funds:
Money market				64
Foreign funds:
Fixed income				62
Liquidity				171
Targeted cash flow				14
Total				$311
Liabilities
Other payables[1]	(1)	(14)	—	(15)
Total liabilities	$(1)	$(14)	$—	$(15)
Fair value of plan assets				$2,422
1.Other receivables and other payables are valued at their carrying value, which approximates fair value.
Rollforward of Level 3 Plan Assets

$ in millions	2024	2023
Balance at beginning of period	$71	$64
Realized and unrealized gains	2	2
Purchases, sales and settlements, net	(3)	5
Balance at end of period	$70	$71
There were no transfers between levels during 2024 and 2023.
The U.S. Qualified Plan assets represent 86% and 87% of the Firm’s total pension plan assets at December 31, 2024 and December 31, 2023, respectively. The U.S. Qualified Plan uses a combination of active and risk-controlled fixed income investment strategies. The fixed income asset allocation consists primarily of fixed income securities and related derivative instruments designed to approximate the expected cash flows of the plan’s liabilities to help reduce plan exposure to interest rate variation and to better align assets with the obligation. The longer-duration fixed income allocation is expected to help protect the plan’s funded status and maintain the stability of plan contributions over the long run. The investment portfolio performance is assessed by comparing actual investment performance with changes in the estimated present value of the U.S. Qualified Plan’s benefit obligation.
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
Some non-U.S.-based plans hold foreign funds that consist of investments in fixed income funds and liquidity funds. Fixed income funds and targeted cash flow funds are designed to provide a series of fixed annual cash flows achieved by primarily investing in government bonds. Liquidity funds place a high priority on capital preservation, stable value and a high liquidity of assets. Foreign funds are readily redeemable at NAV.
The Firm generally considers the NAV of commingled trust funds and foreign funds provided by the fund manager to be the best estimate of fair value.
Expected Contributions
The Firm’s policy is to fund at least the amount sufficient to meet minimum funding requirements under applicable employee benefit and tax laws. At December 31, 2024, the Firm expected to contribute approximately $40 million to its pension plans in 2025 based upon the plans’ current funded status and expected asset return assumptions for 2025.
Expected Future Benefit Payments

At December 31, 2024
$ in millions	Pension Plans
2025	$161
2026	167
2027	174
2028	179
2029	183
2030-2034	968

December 2024 Form 10-K	140

Notes to Consolidated Financial Statements
401(k) Plan

$ in millions	2024	2023	2022
Expense	$400	$397	$355
U.S. employees meeting certain eligibility requirements may participate in the Firm’s 401(k) plan.
Eligible employees receive discretionary 401(k) matching cash contributions as determined annually by the Firm. The Firm generally matched eligible employee contributions up to the IRS limit at 4%, or 5% up to a certain compensation level, in 2024 and 2023. Eligible employees with eligible pay less than or equal to $100,001 also received a fixed contribution equal to 2% of eligible pay. Contributions are invested among available funds according to each participant’s investment direction and are included in the Firm’s 401(k) expense.
Non-U.S. Defined Contribution Pension Plans

$ in millions	2024	2023	2022
Expense	$181	$173	$163
The Firm maintains separate defined contribution pension plans that cover eligible employees of certain non-U.S. subsidiaries. Under such plans, contributions are generally determined based on a fixed rate of base salary with certain vesting requirements.
21. Income Taxes
Components of Provision for Income Taxes

$ in millions	2024	2023	2022
Current
U.S.:
Federal	$2,011	$1,190	$2,518
State and local	660	542	442
Non-U.S.:
U.K.	487	267	405
India[1]	243	127	17
Japan	115	139	105
Brazil[2]	57	437	24
Other[3]	342	344	248
Total	$3,915	$3,046	$3,759

Deferred
U.S.:
Federal	$8	$(295)	$(803)
State and local	(6)	(59)	(142)
Non-U.S.:
U.K.	42	12	55
India[1]	55	(12)	—
Japan	9	(13)	20
Brazil[2]	6	(43)	25
Other[3]	38	(53)	(4)
Total	$152	$(463)	$(849)
Provision for income taxes	$4,067	$2,583	$2,910
1.In 2024, India was presented separately for the first time. The prior period amounts for Other have been disaggregated to exclude India to align with the current presentation.
2.In 2023, Brazil was presented separately for the first time. The prior period amounts for Other have been disaggregated to exclude Brazil to align with the current presentation.
3.Other Non-U.S. tax provisions for 2024, 2023 and 2022 primarily include Germany, Hong Kong and Singapore.
Reconciliation of the U.S. Federal Statutory Income Tax Rate to the Effective Income Tax Rate

	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3.0	3.4	1.8
Domestic tax credits and tax exempt income	(0.6)	(1.3)	(0.9)
Non-U.S. earnings	1.8	1.9	0.6
Employee share-based awards	(0.6)	(1.5)	(1.7)
Non-taxable income[1]	(1.9)	(2.3)	(0.8)
Other	0.4	0.7	0.7
Effective income tax rate	23.1%	21.9%	20.7%
1.In 2023, Non-taxable income was presented separately for the first time. The prior period amounts for Non-U.S. earnings and Other have been disaggregated to exclude Non-taxable income to align with the current presentation.

141	December 2024 Form 10-K

Notes to Consolidated Financial Statements
Deferred Tax Assets and Liabilities

$ in millions	At Dec 31, 2024	At Dec 31, 2023
Gross deferred tax assets
Net operating loss and tax credit carryforwards	$236	$255
Employee compensation and benefit plans	2,565	2,636
Allowance for credit losses and other reserves	796	755
Valuation of net trading inventory, investments and receivables	1,808	1,897
Other	223	78
Total deferred tax assets	5,628	5,621
Less: Deferred tax assets valuation allowance	214	211
Deferred tax assets after valuation allowance	$5,414	$5,410
Gross deferred tax liabilities
Fixed assets	801	772
Intangibles and goodwill	1,931	2,003
Total deferred tax liabilities	$2,732	$2,775
Net deferred tax assets	$2,682	$2,635
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.
The Firm believes the recognized net deferred tax assets (after valuation allowance) at December 31, 2024 are more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates.
The earnings of certain foreign subsidiaries and affiliates are indefinitely reinvested due to regulatory and other capital requirements in foreign jurisdictions. As of December 31, 2024 and December 31, 2023, the unrecognized deferred tax liability attributable to indefinitely reinvested earnings is $405 million and $302 million, respectively.
Rollforward of Unrecognized Tax Benefits

$ in millions	2024	2023	2022
Balance at beginning of period	$1,244	$1,129	$971
Increases based on tax positions related to the current period	202	147	256
Increases based on tax positions related to prior periods	132	141	64
Decreases based on tax positions related to prior periods	(52)	(73)	(134)
Decreases related to settlements with taxing authorities	(174)	(79)	(6)
Decreases related to lapse of statute of limitations	(47)	(21)	(22)
Balance at end of period	$1,305	$1,244	$1,129
Net unrecognized tax benefits[1]	$1,159	$1,090	$1,007
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
Interest Expense (Benefit) and Penalties Associated with Unrecognized Tax Benefits, Net of Federal and State Income Tax Benefits

$ in millions	2024	2023	2022
Recognized in income statement	$92	$65	$39
Accrued at end of period	255	237	175
Interest and penalties related to unrecognized tax benefits are recognized as a component of the provision for income taxes.
Earliest Tax Year Subject to Examination in Major Tax Jurisdictions

Jurisdiction	Tax Year
U.S.	2017
New York State and New York City	2010
U.K.	2014
Japan	2020
Hong Kong	2018
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
22. Segment, Geographic and Revenue Information
The Firm structures its segments primarily based upon the nature of the financial products and services provided to customers and its management organization, which is consistent with the approach used by the Firm’s chief operating decision maker (“CODM”) to assess the Firm’s financial performance. The Firm provides a wide range of financial products and services to its customers in each of its business segments: Institutional Securities, Wealth Management and Investment Management. For a further discussion of the business segments, see Note 1.
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

December 2024 Form 10-K	142

Notes to Consolidated Financial Statements
The Firm’s CODM is its Chief Executive Officer, who evaluates segment performance and allocates resources based on numerous business, strategic and financial considerations. The CODM’s financial considerations include analysis of multiple segment profit measures, such as Income before provision for income taxes and Pre-tax margin. Furthermore, the CODM evaluates certain additional segment performance metrics including Return on average common equity. The segment profit measures are calculated in accordance with U.S. GAAP and are consistent with the amounts presented in the Firm’s consolidated income statement.

The CODM’s review of the profit measures includes evaluation of segment profitability and assessment of actual results compared to budget. These measures are regularly provided to the CODM and are a component of a multifaceted decision-making process regarding segment performance as well as resource and capital allocation.
Selected Financial Information by Business Segment

	2024
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$6,170	$653	$—	$(118)	$6,705
Trading	15,967	733	9	54	16,763
Investments	406	85	333	—	824
Commissions and fees[1]	2,905	2,478	—	(289)	5,094
Asset management[1,2]	646	16,501	5,627	(275)	22,499
Other	607	657	14	(13)	1,265
Total non-interest revenues	26,701	21,107	5,983	(641)	53,150
Interest income	39,332	16,247	112	(1,556)	54,135
Interest expense	37,953	8,934	234	(1,597)	45,524
Net interest	1,379	7,313	(122)	41	8,611
Net revenues	$28,080	$28,420	$5,861	$(600)	$61,761
Provision for credit losses	$202	$62	$—	$—	$264
Compensation and benefits[3]	8,669	15,207	2,302	—	26,178
Non-compensation expenses[3]	10,460	5,411	2,422	(570)	17,723
Total non-interest expenses	$19,129	$20,618	$4,724	$(570)	$43,901
Income before provision for income taxes	$8,749	$7,740	$1,137	$(30)	$17,596
Provision for income taxes	1,947	1,852	275	(7)	4,067
Net income	6,802	5,888	862	(23)	13,529
Net income applicable to noncontrolling interests	136	—	3	—	139
Net income applicable to Morgan Stanley	$6,666	$5,888	$859	$(23)	$13,390
Pre-tax margin[4]	31%	27%	19%	N/M	28%

	2023
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$4,578	$454	$—	$(84)	$4,948
Trading	14,468	823	(59)	31	15,263
Investments	177	62	334	—	573
Commissions and fees[1]	2,540	2,279	—	(282)	4,537
Asset management[1,2]	596	14,019	5,231	(229)	19,617
Other	480	513	(7)	(11)	975
Total non-interest revenues	22,839	18,150	5,499	(575)	45,913
Interest income[5]	32,383	15,015	135	(1,684)	45,849
Interest expense[5]	32,162	6,897	264	(1,704)	37,619
Net interest	221	8,118	(129)	20	8,230
Net revenues	$23,060	$26,268	$5,370	$(555)	$54,143
Provision for credit losses	$401	$131	$—	$—	$532
Compensation and benefits[3]	8,369	13,972	2,217	—	24,558
Non-compensation expenses[3]	9,814	5,635	2,311	(520)	17,240
Total non-interest expenses	$18,183	$19,607	$4,528	$(520)	$41,798
Income before provision for income taxes	$4,476	$6,530	$842	$(35)	$11,813
Provision for income taxes	884	1,508	199	(8)	2,583
Net income	3,592	5,022	643	(27)	9,230
Net income applicable to noncontrolling interests	139	—	4	—	143
Net income applicable to Morgan Stanley	$3,453	$5,022	$639	$(27)	$9,087
Pre-tax margin[4]	19%	25%	16%	N/M	22%

	2022
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$5,235	$438	$—	$(74)	$5,599
Trading	14,318	(432)	(11)	53	13,928
Investments	(156)	51	120	—	15
Commissions and fees[1]	2,756	2,467	—	(285)	4,938
Asset management[1,2]	580	13,872	5,332	(206)	19,578
Other	(295)	592	(2)	(12)	283
Total non-interest revenues	22,438	16,988	5,439	(524)	44,341
Interest income	13,276	9,579	56	(1,316)	21,595
Interest expense	11,321	2,150	120	(1,323)	12,268
Net interest	1,955	7,429	(64)	7	9,327
Net revenues	$24,393	$24,417	$5,375	$(517)	$53,668
Provision for credit losses	$211	$69	$—	$—	$280
Compensation and benefits[3]	8,246	12,534	2,273	—	23,053
Non-compensation expenses[3]	9,221	5,231	2,295	(501)	16,246
Total non-interest expenses	$17,467	$17,765	$4,568	$(501)	$39,299
Income before provision for income taxes	$6,715	$6,583	$807	$(16)	$14,089
Provision for income taxes	1,308	1,444	162	(4)	2,910
Net income	5,407	5,139	645	(12)	11,179
Net income applicable to noncontrolling interests	165	—	(15)	—	150
Net income applicable to Morgan Stanley	$5,242	$5,139	$660	$(12)	$11,029
Pre-tax margin[4]	28%	27%	15%	N/M	26%
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
3.The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
4.Pre-tax margin represents income before provision for income taxes as a percentage of net revenues.
5.Certain prior-period amounts have been adjusted to conform with the current-period presentation. This adjustment resulted in a decrease to both interest income and interest expense of $4,432 million for the year ended December 31, 2023, and no effect on net interest income, with the entire impact to the Firm recorded within the Institutional Securities segment. See Note 2 for additional information.

143	December 2024 Form 10-K

Notes to Consolidated Financial Statements
Detail of Investment Banking Revenues

$ in millions	2024	2023	2022
Institutional Securities—Advisory	$2,378	$2,244	$2,946
Institutional Securities—Underwriting	3,792	2,334	2,289
Firm Investment banking revenues from contracts with customers	90%	91%	90%
Trading Revenues by Product Type

$ in millions	2024	2023	2022
Interest rate	$5,901	$4,646	$2,808
Foreign exchange	1,170	1,054	1,585
Equity[1]	9,005	8,929	7,515
Commodity and other	2,003	1,624	1,466
Credit	(1,316)	(990)	554
Total	$16,763	$15,263	$13,928
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At December 31, 2024	At December 31, 2023
Net cumulative unrealized performance-based fees at risk of reversing	$796	$787
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

$ in millions	2024	2023	2022
Fee waivers	$99	$93	$211
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
Other Expenses—Transaction Taxes

$ in millions	2024	2023	2022
Transaction taxes	$926	$866	$910
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region

$ in millions	2024	2023	2022
Americas	$46,929	$41,651	$40,117
EMEA	7,197	6,058	6,811
Asia	7,635	6,434	6,740
Total	$61,761	$54,143	$53,668
Income before Provision for Income Taxes

$ in millions	2024	2023	2022
U.S.	$12,526	$8,334	$9,363
Non-U.S.[1]	5,070	3,479	4,726
Total	$17,596	$11,813	$14,089
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
Wealth Management: Americas, where representatives operate.
Investment Management: Client location, except certain closed-end funds, which are based on asset location.
Revenues Recognized from Prior Services

$ in millions	2024	2023	2022
Non-interest revenues	$1,870	$1,778	$2,538
The previous table includes revenues from contracts with customers recognized where some or all services were

December 2024 Form 10-K	144

Notes to Consolidated Financial Statements
performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At December 31, 2024	At December 31, 2023
Customer and other receivables	$2,628	$2,339
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At December 31, 2024	At December 31, 2023
Institutional Securities	$796,608	$810,506
Wealth Management	400,848	365,168
Investment Management	17,615	18,019
Total[1]	$1,215,071	$1,193,693
1. Parent assets have been fully allocated to the business segments.
Total Assets by Region

$ in millions	At December 31, 2024	At December 31, 2023
Americas	893,170	$832,714
EMEA	179,187	218,923
Asia	142,714	142,056
Total	$1,215,071	$1,193,693
23. Parent Company
Parent Company Only—Condensed Income Statement and Comprehensive Income Statement

$ in millions	2024	2023	2022
Revenues
Dividends from bank subsidiaries	$5,571	$5,770	$2,875
Dividends from BHC and non-bank subsidiaries	5,229	6,812	8,661
Total dividends from subsidiaries	10,800	12,582	11,536
Trading	(827)	(775)	(1,143)
Other	36	(31)	170
Total non-interest revenues	10,009	11,776	10,563
Interest income	15,739	13,596	5,805
Interest expense	15,377	13,618	6,162
Net interest	362	(22)	(357)
Net revenues	10,371	11,754	10,206
Non-interest expenses	358	287	252
Income before income taxes	10,013	11,467	9,954
Provision for (benefit from) income taxes	(499)	(520)	(456)
Net income before undistributed gain of subsidiaries	10,512	11,987	10,410
Undistributed (loss) gain of subsidiaries	2,878	(2,900)	619
Net income	13,390	9,087	11,029
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(324)	51	(202)
Change in net unrealized gains (losses) on available-for-sale securities	521	1,098	(4,437)
Pensions and other	12	(87)	43
Change in net debt valuation adjustment	(551)	(1,250)	1,449
Net change in cash flow hedges	(51)	20	(4)
Comprehensive income	$12,997	$8,919	$7,878
Net income	$13,390	$9,087	$11,029
Preferred stock dividends and other	590	557	489
Earnings applicable to Morgan Stanley common shareholders	$12,800	$8,530	$10,540

145	December 2024 Form 10-K

Notes to Consolidated Financial Statements
Parent Company Only—Condensed Balance Sheet

$ in millions, except share data	At December 31, 2024	At December 31, 2023
Assets
Cash and cash equivalents	$19,343	$16,881
Trading assets at fair value	3,944	4,160
Investment securities:
Available-for-sale at fair value (amortized cost of $22,557 and $22,164; $11,816 and $10,179 were pledged to various parties)	22,100	21,515
Held-to-maturity (fair value of $12,050 and $14,093; $1,715 and $10,010 were pledged to various parties)	13,160	15,284
Securities purchased under agreement to resell to affiliates	26,730	24,693
Advances to subsidiaries:
Bank and BHC	37,370	38,550
Non-bank	154,100	139,250
Equity investments in subsidiaries:
Bank and BHC	60,904	58,949
Non-bank	51,100	50,291
Other assets	1,886	2,595
Total assets	$390,637	$372,168
Liabilities
Trading liabilities at fair value	$100	$44
Securities sold under agreements to repurchase from affiliates	13,764	20,293
Payables to and advances from subsidiaries	87,124	73,370
Other liabilities and accrued expenses	3,011	2,539
Borrowings (includes $12,814 and $13,404 at fair value)	182,127	176,884
Total liabilities	286,126	273,130
Commitments and contingent liabilities (see Note 14)
Equity
Preferred stock	9,750	8,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,606,653,706 and 1,626,828,437	20	20
Additional paid-in capital	30,179	29,832
Retained earnings	104,989	97,996
Employee stock trusts	5,103	5,314
Accumulated other comprehensive income (loss)	(6,814)	(6,421)
Common stock held in treasury at cost, $0.01 par value (432,240,273 and 412,065,542 shares)	(33,613)	(31,139)
Common stock issued to employee stock trusts	(5,103)	(5,314)
Total shareholders’ equity	104,511	99,038
Total liabilities and equity	$390,637	$372,168
Parent Company Only—Condensed Cash Flow Statement

$ in millions	2024	2023	2022
Net cash provided by (used for) operating activities	$10,688	$24,914	$(13,064)
Cash flows from investing activities
Proceeds from (payments for):
AFS securities:
Purchases	(7,806)	(9,362)	(1,855)
Proceeds from sales	—	300	676
Proceeds from paydowns and maturities	7,444	5,479	3,814
HTM securities:
Purchases	(1,729)	—	(4,228)
Proceeds from paydowns and maturities	4,402	4,003	3,434
Securities purchased under agreements to resell with affiliates	(2,037)	(1,706)	(1,871)
Securities sold under agreements to repurchase with affiliates	(6,529)	(8,389)	11,755
Advances to and investments in subsidiaries	(15,191)	(10,097)	(10,574)
Net cash provided by (used for) investing activities	(21,446)	(19,772)	1,151
Cash flows from financing activities
Proceeds from:
Issuance of preferred stock, net of issuance costs	995	—	994
Issuance of Borrowings	33,385	23,783	34,431
Payments for:
Borrowings	(24,500)	(22,554)	(14,441)
Repurchases of common stock and employee tax withholdings	(4,161)	(6,178)	(10,871)
Cash dividends	(6,138)	(5,763)	(5,401)
Net change in advances from subsidiaries	13,839	(3,029)	16,707
Net cash provided by (used for) financing activities	13,420	(13,741)	21,419
Effect of exchange rate changes on cash and cash equivalents	(200)	147	485
Net increase (decrease) in cash and cash equivalents	2,462	(8,452)	9,991
Cash and cash equivalents, at beginning of period	16,881	25,333	15,342
Cash and cash equivalents, at end of period	$19,343	$16,881	$25,333
Cash and cash equivalents:
Cash and due from banks	$66	$107	$75
Deposits with bank subsidiaries	19,277	16,774	25,258
Cash and cash equivalents, at end of period	$19,343	$16,881	$25,333
Restricted cash	$1,086	$1,086	$836
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$15,971	$14,437	$5,955
Income taxes, net of refunds[1]	798	599	3,132
1.Represents total payments, net of refunds, made to various tax authorities and includes taxes paid on behalf of certain subsidiaries that are subsequently settled between the Parent Company and these subsidiaries. The settlements received from subsidiaries were $1.6 billion, $1.6 billion and $2.6 billion for 2024, 2023 and 2022, respectively.

For information on the Parent Company’s preferred stock, see Note 17.

December 2024 Form 10-K	146

Notes to Consolidated Financial Statements
Parent Company’s Borrowings with Original Maturities Greater than One Year

$ in millions	At December 31, 2024	At December 31, 2023
Senior	$168,413	$164,514
Subordinated	13,713	12,370
Total	$182,126	$176,884
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
The Parent Company also, in the normal course of business, provides standard indemnities to counterparties on behalf of its subsidiaries for taxes, including U.S. and foreign withholding taxes, on interest and other payments made on derivatives, securities and stock-lending transactions, and certain annuity products, and may also provide indemnities to or on behalf of affiliates from time to time for other arrangements. These indemnity payments could be required, as applicable, based on a change in the tax laws, change in interpretation of applicable tax rulings or claims arising from contractual relationships between affiliates. Certain contracts contain provisions that enable the Parent Company to terminate the agreement upon the occurrence of such events. The maximum potential amount of future payments that the Parent Company could be required to make under these indemnifications cannot be estimated. The Parent Company has not recorded any contingent liability in its condensed financial statements for these indemnifications and believes that the occurrence of any events that would trigger payments under these contracts is remote.
Guarantees of Debt Instruments and Warrants Issued by Subsidiaries

$ in millions	At December 31, 2024	At December 31, 2023
Aggregate balance	$70,662	$60,942
Guarantees under Subsidiary Lease Obligations

$ in millions	At December 31, 2024	At December 31, 2023
Aggregate balance[1]	$628	$632
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

147	December 2024 Form 10-K

Financial Data Supplement (Unaudited)
Average Balances and Interest Rates and Net Interest Income

	2024			2023
$ in millions	Average Daily Balance	Interest	Average Rate	Average Daily Balance	Interest	Average Rate
Interest earning assets
Cash and cash equivalents[1]:
U.S.	$47,751	$2,004	4.2%	$56,920	$2,386	4.2%
Non-U.S.	43,406	1,064	2.5%	48,373	1,022	2.1%
Investment securities[2]	156,920	5,161	3.3%	153,307	3,992	2.6%
Loans[2]	226,454	13,771	6.1%	215,628	12,424	5.8%
Securities purchased under agreements to resell[3]:
U.S.	65,222	7,332	11.2%	47,604	4,714	9.9%
Non-U.S.	47,735	5,084	10.7%	61,766	3,048	4.9%
Securities borrowed[4]:
U.S.	110,024	4,985	4.5%	115,279	4,794	4.2%
Non-U.S.	18,224	406	2.2%	18,514	397	2.1%
Trading assets, net of Trading liabilities:
U.S.	106,063	5,016	4.7%	93,409	3,792	4.1%
Non-U.S.	14,385	908	6.3%	12,788	696	5.4%
Customer receivables and Other[1,10]:
U.S.	52,510	6,223	11.9%	45,815	6,314	13.8%
Non-U.S.	15,889	2,181	13.7%	14,485	2,270	15.7%
Total	$904,583	$54,135	6.0%	$883,888	$45,849	5.2%
Interest bearing liabilities
Deposits[2]	$350,487	$10,368	3.0%	$342,583	$8,216	2.4%
Borrowings[2,5]	265,473	13,242	5.0%	238,164	11,437	4.8%
Securities sold under agreements to repurchase[6,8]:
U.S.	18,442	5,336	28.9%	22,718	3,591	15.8%
Non-U.S.	52,135	5,451	10.5%	46,392	3,146	6.8%
Securities loaned[7,8]:
U.S.	9,499	108	1.1%	4,244	67	1.6%
Non-U.S.	6,853	928	13.5%	9,470	717	7.6%
Customer payables and Other[9,10]:
U.S.	128,853	6,478	5.0%	133,069	6,954	5.2%
Non-U.S.	61,237	3,613	5.9%	63,916	3,491	5.5%
Total	$892,979	$45,524	5.1%	$860,556	$37,619	4.4%
Net interest income and net interest rate spread		$8,611	0.9%		$8,230	0.8%

Effect of Volume and Rate Changes on Net Interest Income

	2024 versus 2023
	Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Cash and cash equivalents[1]:
U.S.	$(384)	$2	$(382)
Non-U.S.	(105)	147	42
Investment securities[2]	94	1,075	1,169
Loans[2]	624	723	1,347
Securities purchased under agreements to resell[3]:
U.S.	1,745	873	2,618
Non-U.S.	(692)	2,728	2,036
Securities borrowed[4]:
U.S.	(219)	410	191
Non-U.S.	(6)	15	9
Trading assets, net of Trading liabilities:
U.S.	514	710	1,224
Non-U.S.	87	125	212
Customer receivables and Other[1,10]:
U.S.	923	(1,014)	(91)
Non-U.S.	220	(309)	(89)
Change in interest income	$2,801	$5,485	$8,286
Interest bearing liabilities
Deposits[2]	$190	$1,962	$2,152
Borrowings[2,5]	1,311	494	1,805
Securities sold under agreements to repurchase[6,8]:
U.S.	(676)	2,421	1,745
Non-U.S.	389	1,916	2,305
Securities loaned[7,8]:
U.S.	83	(42)	41
Non-U.S.	(198)	409	211
Customer payables and Other[9,10]:
U.S.	(220)	(256)	(476)
Non-U.S.	(146)	268	122
Change in interest expense	$733	$7,172	$7,905
Change in net interest income	$2,068	$(1,687)	$381

December 2024 Form 10-K	148

Financial Data Supplement (Unaudited)
Average Balances and Interest Rates and Net Interest Income

	2022
$ in millions	Average Daily Balance	Interest	Average Rate
Interest earning assets
Cash and cash equivalents[1]:
U.S.	$57,889	$692	1.2%
Non-U.S.	58,052	222	0.4%
Investment securities[2]	167,494	3,066	1.8%
Loans[2]	205,069	6,988	3.4%
Securities purchased under agreements to resell[3]:
U.S.	57,565	1,643	2.9%
Non-U.S.	62,585	545	0.9%
Securities borrowed[4]:
U.S.	123,288	1,039	0.8%
Non-U.S.	19,345	(19)	(0.1)%
Trading assets, net of Trading liabilities:
U.S.	74,932	2,068	2.8%
Non-U.S.	14,748	416	2.8%
Customer receivables and Other[1]:
U.S.	56,040	3,798	6.8%
Non-U.S.	15,891	1,137	7.2%
Total	$912,898	$21,595	2.4%
Interest bearing liabilities
Deposits[2]	$340,741	$1,825	0.5%
Borrowings[2,5]	229,255	5,054	2.2%
Securities sold under agreements to repurchase[6,8]:
U.S.	21,481	1,086	5.1%
Non-U.S.	39,631	674	1.7%
Securities loaned[7,9]:
U.S.	6,277	37	0.6%
Non-U.S.	7,669	466	6.1%
Customer payables and Other[9]:
U.S.	143,448	1,991	1.4%
Non-U.S.	73,291	1,135	1.5%
Total	$861,793	$12,268	1.4%
Net interest income and net interest rate spread		$9,327	1.0%
Effect of Volume and Rate Changes on Net Interest Income

	2023 versus 2022
	Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Cash and cash equivalents[1]:
U.S.	$(12)	$1,706	$1,694
Non-U.S.	(37)	837	800
Investment securities[2]	(260)	1,186	926
Loans[2]	360	5,076	5,436
Securities purchased under agreements to resell[3]:
U.S.	(284)	3,355	3,071
Non-U.S.	(7)	2,510	2,503
Securities borrowed[4]:
U.S.	(67)	3,822	3,755
Non-U.S.	1	415	416
Trading assets, net of Trading liabilities:
U.S.	510	1,214	1,724
Non-U.S.	(55)	335	280
Customer receivables and Other[1,10]:
U.S.	(693)	3,209	2,516
Non-U.S.	(101)	1,234	1,133
Change in interest income	$(645)	$24,899	$24,254
Interest bearing liabilities
Deposits[2]	$10	$6,381	$6,391
Borrowings[2,5]	196	6,187	6,383
Securities sold under agreements to repurchase[6,8]:
U.S.	63	2,442	2,505
Non-U.S.	115	2,357	2,472
Securities loaned[7,9]:
U.S.	(12)	42	30
Non-U.S.	109	142	251
Customer payables and Other[9,10]:
U.S.	(144)	5,107	4,963
Non-U.S.	(145)	2,501	2,356
Change in interest expense	$192	$25,159	$25,351
Change in net interest income	$(837)	$(260)	$(1,097)
1.In 2023, interest-bearing Cash and cash equivalents and related interest were presented separately for the first time. The prior year amounts for Customer receivables and Other have been disaggregated to exclude Cash and cash equivalents to align with the current presentation.
2.Amounts include primarily U.S. balances.
3.Includes interest paid on Securities purchased under agreements to resell.
4.Includes fees paid on Securities borrowed.
5.Average daily balance includes borrowings carried at fair value but, for certain borrowings, interest expense is considered part of fair value and is recorded in Trading revenues.
6.Includes interest received on Securities sold under agreements to repurchase.
7.Includes fees received on Securities loaned.
8.The annualized average rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities-loaned transactions, whether or not such transactions were reported in the balance sheet and (b) net average on-balance sheet balances, which exclude certain securities-for-securities transactions.
9.Includes fees received from Equity Financing customers related to their short transactions, which can be under either margin or securities-lending arrangements.
10.Certain prior-period amounts have been adjusted to conform with the current-period presentation. This adjustment resulted in a decrease to both interest income and interest expense of $4,432 million for the year ended December 31, 2023, and no effect on net interest income, with the entire impact to the Firm recorded within the Institutional Securities segment. See Note 2 for additional information.

149	December 2024 Form 10-K

Financial Data Supplement (Unaudited)
Deposits

	Average Daily Deposits
	2024		2023		2022
$ in millions	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Deposits[1]:
Savings and demand	$280,926	2.5%	$286,513	2.0%	$321,316	0.4%
Time	69,561	4.8%	56,070	4.3%	19,425	2.7%
Total	$350,487	3.0%	$342,583	2.4%	$340,741	0.5%
1.The Firm’s deposits were primarily held in U.S. offices.

December 2024 Form 10-K	150

Glossary of Common Terms and Acronyms

ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CEO	Chief Executive Officer
CET1	Common Equity Tier 1
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRE	Commercial real estate
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
CVA	Credit valuation adjustment
DCP	Employee deferred cash-based compensation plans linked to investment performance
DCP investments	Investments associated with certain DCP
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
ELN	Equity-linked note(s)
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
E.U.	European Union
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICC	Fixed Income Clearing Corporation
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVA	Funding valuation adjustment
FVO	Fair value option
G-SIB	Global systemically important bank
HELOC	Home Equity Line of Credit
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management

Income statement	Consolidated income statement
IRS	Internal Revenue Service
IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSEHSE	Morgan Stanley Europe Holdings SE
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles in the U.S.
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OIS	Overnight index swap
OTC	Over-the-counter
PRA	Prudential Regulation Authority
PSU	Performance-based stock unit
RMBS	Residential mortgage-backed securities
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. Bank Subsidiaries	MSBNA and MSPBNA
U.S. GAAP	Accounting principles generally accepted in the U.S.
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

151	December 2024 Form 10-K

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
Management assessed the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Firm maintained effective internal control over financial reporting as of December 31, 2024.
The Firm’s independent registered public accounting firm has audited and issued a report on the Firm’s internal control over financial reporting, which appears below.

December 2024 Form 10-K	152

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Morgan Stanley:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Morgan Stanley and subsidiaries (the “Firm”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements of the Firm as of and for the year ended December 31, 2024 and our report dated February 21, 2025 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
February 21, 2025

153	December 2024 Form 10-K

Changes in Internal Control Over Financial Reporting
No change in the Firm’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Other Information
None
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
Mine Safety Disclosures
Not applicable.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Morgan Stanley’s common stock trades under the symbol “MS” on the New York Stock Exchange. As of January 31, 2025, the Firm had 44,836 holders of record; however, the Firm believes the number of beneficial owners of the Firm’s common stock exceeds this number.
The table below sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the fourth quarter of the year ended December 31, 2024.
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Shares Purchased as Part of Share Repurchase Program[3,4]	Dollar Value of Remaining Authorized Repurchase
October	1,584,771	$118.58	1,372,300	$19,087
November	2,662,760	$129.24	2,525,000	$18,761
December	2,194,830	$128.23	2,034,498	$18,500
Three Months Ended December 31, 2024	6,442,361	$126.27	5,931,798
1.Includes 510,563 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended December 31, 2024.
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

December 2024 Form 10-K	154

Stock Performance Graph
The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of the Firm’s common stock, the S&P 500 Stock Index and the S&P 500 Financials Sector Index for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2019 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Firm’s common stock.
Cumulative Total Return
December 31, 2019 – December 31, 2024

	At December 31,
	2019	2020	2021	2022	2023	2024
Morgan Stanley	$100.00	$138.06	$202.40	$181.35	$206.57	$288.62
S&P 500 Stock Index	100.00	118.39	152.34	124.73	157.48	196.84
S&P 500 Financials Sector Index	100.00	98.24	132.50	118.49	132.83	173.35
Directors, Executive Officers and Corporate Governance
Information relating to the Firm’s directors and nominees in the Firm’s definitive proxy statement for its 2025 annual meeting of shareholders (“Morgan Stanley’s proxy statement”) is incorporated by reference herein.
Information relating to the Firm’s executive officers is contained in the “Business” section of this report under “Information about Our Executive Officers.”
Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Deputy Chief Financial Officer. You can find the Code of Ethics and Business Conduct on the webpage, www.morganstanley.com/content/dam/msdotcom/en/about-us-governance/pdf/MS_Code_of_Ethics_and_Business_Conduct_2024.pdf. The Firm will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the U.S. Securities and
Exchange Commission or the New York Stock Exchange LLC, on the webpage.
Information regarding Morgan Stanley’s Global Policy for Transactions in Morgan Stanley Securities in Morgan Stanley’s proxy statement is incorporated by reference herein. The full text of Morgan Stanley’s Global Policy for Transactions in Morgan Stanley Securities is filed hereto as Exhibit 19.
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

155	December 2024 Form 10-K

Morgan Stanley Group Inc., a predecessor company (“MSG”), was 1-9085.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended June 30, 2024).
3.2	Amended and Restated Bylaws of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s current report on Form 8-K dated December 8, 2023).
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

4.13	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F (included in Exhibit 4.12 hereto).

December 2024 Form 10-K	156

Exhibit No.	Description
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

Exhibit No.	Description
4.25	Depositary Receipt for Depositary Shares, representing 6.500% Non-Cumulative Preferred Stock, Series P (included in Exhibit 4.24 hereto).
4.26
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series Q Preferred Stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated July 29, 2024).

4.27	Depositary Receipt for Depositary Shares, representing 6.625% Non-Cumulative Preferred Stock, Series Q (included in Exhibit 4.26 hereto).
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

10.3†
Morgan Stanley 401(k) Plan, amended and restated as of January 1, 2018 (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2018), as amended by Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2019), Amendment (Exhibit 10.6 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2020), Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2021), Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2022) and Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2023).

10.4†*	Amendment to Morgan Stanley 401(k) Plan, dated December 16, 2024.
10.5†	Tax Deferred Equity Participation Plan as amended and restated as of November 26, 2007 (Exhibit 10.9 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).
10.6†*	Directors’ Equity Capital Accumulation Plan as amended and restated as of November 1, 2024 .

157	December 2024 Form 10-K

Exhibit No.	Description
10.7†	Employees’ Equity Accumulation Plan as amended and restated as of November 26, 2007 (Exhibit 10.12 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).
10.8†	Employee Stock Purchase Plan as amended and restated as of August 1, 2022 (Exhibit 10.8 to Morgan Stanley's annual report on Form 10-K for the year ended December 31, 2022).
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

10.15†	Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s current report on Form 8-K dated November 22, 2005).
10.16†	Equity Incentive Compensation Plan, as amended and restated as of December 14, 2020 (Exhibit 10.19 to Morgan Stanley's annual report on Form 10-K for the year ended December 31, 2020).
10.17†*	Morgan Stanley Compensation Incentive Plan, as amended and restated as of December 16, 2024.
10.18†*	Morgan Stanley Schedule of Non-Employee Directors Annual Compensation, effective as of November 1, 2024.
10.19†*	Description of Executive Health Coverage.

Exhibit No.	Description
10.20†	Form of Award Certificate for Discretionary Retention Awards of Stock Units (Exhibit 10.20 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2023).
10.21†
Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan (Exhibit 10.21 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2023).

10.22†*	Form of Award Certificate for Performance Stock Unit Awards.
10.23†	Form of Aircraft Time-Sharing Agreement (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended September 30, 2020).
19*	Global Policy for Transactions in Morgan Stanley Securities.
21*	Subsidiaries of Morgan Stanley.
22*	Guarantor and Subsidiary Issuer of Registered Guaranteed Securities.
23.1*	Consent of Deloitte & Touche LLP.
24	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
97	Morgan Stanley Compensation Recoupment Policy (Exhibit 97 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2023).
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

December 2024 Form 10-K	158

Form 10-K Summary
None.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2025.

MORGAN STANLEY (REGISTRANT)
By:	/s/ EDWARD PICK
(Edward Pick)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of February, 2025.

Signature	Title

/s/ EDWARD PICK	Chairman of the Board and Chief Executive Officer
(Edward Pick)	(Principal Executive Officer)

/s/ SHARON YESHAYA	Executive Vice President and Chief Financial Officer
(Sharon Yeshaya)	(Principal Financial Officer)

/s/ RAJA J. AKRAM	Deputy Chief Financial Officer
(Raja J. Akram)	(Chief Accounting Officer and Controller)

/s/ MEGAN BUTLER	Director
(Megan Butler)

/s/ THOMAS H. GLOCER	Director
(Thomas H. Glocer)

Signature	Title
/s/ ROBERT H. HERZ	Director
(Robert H. Herz)

/s/ ERIKA H. JAMES	Director
(Erika H. James)

/s/ HIRONORI KAMEZAWA	Director
(Hironori Kamezawa)

/s/ SHELLEY B. LEIBOWITZ	Director
(Shelley B. Leibowitz)

/s/ JAMI MISCIK	Director
(Jami Miscik)

/s/ MASATO MIYACHI	Director
(Masato Miyachi)

/s/ DENNIS M. NALLY	Director
(Dennis M. Nally)

/s/ MARY L. SCHAPIRO	Director
(Mary L. Schapiro)

/s/ PERRY M. TRAQUINA	Director
(Perry M. Traquina)

/s/ RAYFORD WILKINS, JR.	Director
(Rayford Wilkins, Jr.)

159	December 2024 Form 10-K