Form 10-Q
period 2025-03-31
MORGAN STANLEY
filed 2025-05-05
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of April 30, 2025, there were 1,604,319,158 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2025

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
A description of the clients and principal products and services of each of our business segments is as follows:
Institutional Securities provides a variety of products and services to corporations, governments, financial institutions and ultra-high net worth clients. Investment Banking services consist of capital raising and financial advisory services, including the underwriting of debt, equity securities and other products, as well as advice on mergers and acquisitions, restructurings and project finance. Our Markets business, which comprises Equity and Fixed Income, provides sales, financing, prime brokerage, market-making, Asia wealth management services and certain business-related investments. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending securities-based and other financing to clients. Other activities include research.
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

The results of operations in the past have been, and in the future may continue to be, materially affected by: competition; legislative, legal and regulatory developments; and other risk factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements”, “Business—Competition”, “Business—Supervision and Regulation” and “Risk Factors” in the 2024 Form 10-K and “Liquidity and Capital Resources—Regulatory Requirements” herein.

4	March 2025 Form 10-Q

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended March 31, 2025
•The Firm reported net revenues of $17.7 billion and net income of $4.3 billion reflecting strong results across our business segments.
•The Firm delivered ROE of 17.4% and ROTCE of 23.0% (see “Selected Non-GAAP Financial Information” herein).
•The Firm’s expense efficiency ratio was 68%. Expenses for the quarter included $144 million of severance costs related to a March employee action across our business segments. (See “Non-Interest Expenses” herein for more information).
•The Firm accreted $1.9 billion of Common Equity Tier 1 capital. At March 31, 2025, the Firm’s Standardized Common Equity Tier 1 capital ratio was 15.3%.
•Institutional Securities reported net revenues of $9.0 billion reflecting strong performance in Equity and in Investment Banking on higher Fixed Income underwriting revenues.
•Wealth Management delivered a pre-tax margin of 26.6%. Net revenues of $7.3 billion reflect strong Asset management revenues. The business added net new assets of $94 billion and fee-based asset flows were $30 billion.
•Investment Management results reflect net revenues of $1.6 billion, primarily driven by asset management fees on higher average AUM of $1.7 trillion.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share
We reported net revenues of $17.7 billion in the quarter ended March 31, 2025 (“current quarter,” or “1Q 2025”), which increased by 17% compared with $15.1 billion in the quarter ended March 31, 2024 (“prior year quarter,” or “1Q 2024”). Net income applicable to Morgan Stanley was $4.3 billion in the current quarter, which increased by 26% compared with $3.4 billion in the prior year quarter. Diluted earnings per common share was $2.60 in the current quarter, which increased by 29% compared with $2.02 in the prior year quarter.
Non-Interest Expenses
($ in millions)

March 2025 Form 10-Q	5

Management’s Discussion and Analysis
•Compensation and benefits expenses of $7,521 million in the current quarter increased 12% from the prior year quarter, primarily due to higher discretionary incentive compensation and higher formulaic payout to Wealth Management representatives, both on higher revenues, and higher severance costs, partially offset by lower expenses related to certain employee deferred cash-based compensation plans linked to investment performance (“DCP”).
During the current quarter, as a result of a March employee action, we recognized severance costs associated with a reduction in force (“RIF”) of $144 million, included in Compensation and benefits expenses. The RIF occurred across our business segments and geographic regions and impacted approximately 2% of our global workforce at that time. The RIF was related to performance management and the alignment of our workforce to our business needs, rather than a change in strategy or exit of businesses. We recorded severance costs of $78 million in the Institutional Securities business segment, $50 million in the Wealth Management business segment, and $16 million in the Investment Management business segment for the current quarter. These costs were incurred across all regions, with the majority in the Americas.
•Non-compensation expenses of $4,539 million in the current quarter increased 12% from the prior year quarter, primarily due to higher execution-related expenses.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $135 million in the current quarter was primarily related to portfolio growth in secured lending facilities and corporate loans, provisions for certain specific loans, including residential real estate loans related to the California wildfires, and deterioration in the macroeconomic outlook. The macroeconomic outlook assumed in our ACL models and Provision for credit losses incorporated the weaker economic outlook and conditions as of March 31, 2025. The Provision for credit losses on loans and lending commitments in the prior year quarter was a net release of $6 million, primarily as a result of improvements in the macroeconomic outlook, partially offset by provisions for certain specific commercial real estate and corporate loans and modest growth in certain other loan portfolios.
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
•Institutional Securities net revenues of $8,983 million in the current quarter increased 28% from the prior year quarter, primarily reflecting higher results in Equity and gains on the sale of corporate loans held-for-sale compared with mark-to-market losses, inclusive of hedges, in the prior year quarter within Other net revenues.
•Wealth Management net revenues of $7,327 million in the current quarter increased 6% from the prior year quarter, primarily reflecting higher Asset management revenues, partially offset by lower Transactional revenues.
•Investment Management net revenues of $1,602 million in the current quarter increased 16% from the prior year quarter, reflecting higher Performance-based income and other revenues and higher Asset management and related fees.

6	March 2025 Form 10-Q

Management’s Discussion and Analysis
Net Revenues by Region1
($ in millions)
1.For a discussion of how the geographic breakdown of net revenues is determined, see Note 22 to the financial statements in the 2024 Form 10-K.
•Americas net revenues in the current quarter increased 13% from the prior year quarter, driven by higher results across all business segments.
•EMEA net revenues in the current quarter increased 25% from the prior year quarter, primarily driven by higher Equity revenues within the Institutional Securities business segment and higher results within the Investment Management business segment.
•Asia net revenues in the current quarter increased 35% from the prior year quarter, primarily driven by higher Equity revenues within the Institutional Securities business segment.
Selected Financial Information and Other Statistical Data

	Three Months Ended March 31,
$ in millions, except per share data	2025	2024
Consolidated results
Net revenues	$17,739	$15,136
Earnings applicable to Morgan Stanley common shareholders	$4,157	$3,266
Earnings per diluted common share	$2.60	$2.02
Consolidated financial measures
Expense efficiency ratio[1]	68%	71%
ROE[2]	17.4%	14.5%
ROTCE[2,3]	23.0%	19.7%
Pre-tax margin[4]	31%	29%
Effective tax rate	21.2%	21.2%
Pre-tax margin by segment[4]
Institutional Securities	37%	34%
Wealth Management	27%	26%
Investment Management	20%	18%

$ in millions, except per share data, worldwide employees and client assets	At March 31, 2025	At December 31, 2024
Average liquidity resources for three months ended[5]	$351,740	$345,440
Loans[6]	$258,969	$246,814
Total assets	$1,300,296	$1,215,071
Deposits	$381,563	$376,007
Borrowings	$305,390	$288,819
Common equity	$97,062	$94,761
Tangible common equity[3]	$74,044	$71,604
Common shares outstanding	1,607	1,607
Book value per common share[7]	$60.41	$58.98
Tangible book value per common share[3,7]	$46.08	$44.57
Worldwide employees (in thousands)	81	80
Client assets[8] (in billions)	$7,662	$7,860
Capital Ratios[9]
Common Equity Tier 1 capital—Standardized	15.3%	15.9%
Tier 1 capital—Standardized	17.2%	18.0%
Common Equity Tier 1 capital—Advanced	15.7%	15.7%
Tier 1 capital—Advanced	17.7%	17.8%
Tier 1 leverage	6.9%	6.9%
SLR	5.6%	5.6%
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
8.Client assets represents the sum of Wealth Management client assets and Investment Management AUM. Certain Wealth Management client assets are invested in Investment Management products and are therefore also included in Investment Management’s AUM.
9.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

March 2025 Form 10-Q	7

Management’s Discussion and Analysis
Economic and Market Conditions
The economic environment, client and investor confidence and overall market sentiment deteriorated in 2025, as recent developments around global trade and government policies resulted in increased economic uncertainty and market volatility. Geopolitical risks, inflation, as well as the timing and pace of central bank actions related to interest rates present ongoing risks to the economic environment and growth. These factors have impacted, and could continue to impact capital markets and our businesses, as discussed further in “Business Segments” herein.
For more information on economic and market conditions, and the potential effects of geopolitical events and acts of war or aggression on our future results, refer to “Risk Factors” and “Forward-Looking Statements” in the 2024 Form 10-K.
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
We present certain non-GAAP financial measures that exclude the impact of mark-to-market gains and losses on DCP investments from net revenues and compensation expenses. The impact of DCP is primarily reflected in our Wealth Management business segment results. These measures allow for better comparability of period-to-period underlying operating performance and revenue trends, especially in our Wealth Management business segment. By excluding the impact of these items, we are better able to describe the business drivers and resulting impact to net revenues and corresponding change to the associated compensation expenses. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” in the 2024 Form 10-K.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended March 31,
$ in millions	2025	2024
Net revenues	$17,739	$15,136
Adjustment for mark-to-market losses (gains) on DCP[1]	149	(187)
Adjusted Net revenues—non-GAAP	$17,888	$14,949
Compensation expense	$7,521	$6,696
Adjustment for mark-to-market gains (losses) on DCP[1]	2	(249)
Adjusted Compensation expense—non-GAAP	$7,523	$6,447
Wealth Management Net revenues	$7,327	$6,880
Adjustment for mark-to-market losses (gains) on DCP[1]	131	(140)
Adjusted Wealth Management Net revenues—non-GAAP	$7,458	$6,740
Wealth Management Compensation expense	$3,999	$3,788
Adjustment for mark-to-market gains (losses) on DCP[1]	17	(156)
Adjusted Wealth Management Compensation expense—non-GAAP	$4,016	$3,632
1.Net revenues and compensation expense are adjusted for DCP for both Firm and Wealth Management business segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” in the 2024 Form 10-K for more information.

$ in millions	At March 31, 2025	At December 31, 2024
Tangible equity
Common equity	$97,062	$94,761
Less: Goodwill and net intangible assets	(23,018)	(23,157)
Tangible common equity—non-GAAP	$74,044	$71,604

8	March 2025 Form 10-Q

Management’s Discussion and Analysis

	Average Monthly Balance
	Three Months Ended March 31,
$ in millions	2025	2024
Tangible equity
Common equity	$95,488	$89,913
Less: Goodwill and net intangible assets	(23,083)	(23,705)
Tangible common equity—non-GAAP	$72,405	$66,208
Non-GAAP Financial Measures by Business Segment

	Three Months Ended March 31,
$ in billions	2025	2024
Average common equity[1]
Institutional Securities	$48.4	$45.0
Wealth Management	29.4	29.1
Investment Management	10.6	10.8
ROE[2]
Institutional Securities	20%	15%
Wealth Management	20%	19%
Investment Management	10%	7%
Average tangible common equity[1]
Institutional Securities	$48.0	$44.6
Wealth Management	16.3	15.5
Investment Management	1.0	1.1
ROTCE[2]
Institutional Securities	20%	15%
Wealth Management	37%	35%
Investment Management	104%	68%
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
See “Risk Factors” and “Forward-Looking Statements” in the 2024 Form 10-K for further information on market and economic conditions and their potential effects on our future operating results.
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
For an overview of the components of our business segments, net revenues, provision for credit losses, compensation expense and income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments” in the 2024 Form 10-K.

March 2025 Form 10-Q	9

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

	Three Months Ended March 31,		% Change
$ in millions	2025	2024
Revenues
Advisory	$563	$461	22%
Equity	319	430	(26)%
Fixed Income	677	556	22%
Total Underwriting	996	986	1%
Total Investment Banking	1,559	1,447	8%
Equity	4,128	2,842	45%
Fixed Income	2,604	2,485	5%
Other	692	242	186%
Net revenues	8,983	7,016	28%
Provision for credit losses	91	2	N/M
Compensation and benefits	2,854	2,343	22%
Non-compensation expenses	2,757	2,320	19%
Total non-interest expenses	5,611	4,663	20%
Income before provision for income taxes	3,281	2,351	40%
Provision for income taxes	696	482	44%
Net income	2,585	1,869	38%
Net income applicable to noncontrolling interests	56	50	12%
Net income applicable to Morgan Stanley	$2,529	$1,819	39%
Investment Banking
Investment Banking Volumes

	Three Months Ended March 31,
$ in billions	2025	2024
Completed mergers and acquisitions[1]	$140	$116
Equity and equity-related offerings[2,3]	13	17
Fixed Income offerings[2,4]	98	98
Source: LSEG Data & Risk Analytics (formerly known as Refinitiv) as of April 1, 2025. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Net revenues of $1,559 million in the current quarter increased 8% from the prior year quarter, reflecting higher Fixed Income underwriting and Advisory revenues, partially offset by lower Equity underwriting revenues.
•Advisory revenues increased on higher completed M&A transactions.
•Equity underwriting revenues decreased primarily on lower secondary block share trades and initial public offerings.
•Fixed Income underwriting revenues increased primarily in non-investment grade loan issuances.
While Investment Banking results have shown improvement in recent quarters, we continue to operate in a market environment with lower completed M&A activity relative to longer-term averages. The current economic environment may continue to delay expectations of increased M&A activity.
See “Investment Banking Volumes” herein.
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended March 31, 2025
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$2,267	$156	$(596)	$1	$1,828
Execution services	1,469	798	(98)	131	2,300
Total Equity	$3,736	$954	$(694)	$132	$4,128
Total Fixed Income	$2,407	$107	$19	$71	$2,604

	Three Months Ended March 31, 2024
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$2,022	$136	$(891)	$1	$1,268
Execution services	972	609	(41)	34	1,574
Total Equity	$2,994	$745	$(932)	$35	$2,842
Total Fixed Income	$2,594	$104	$(292)	$79	$2,485
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $4,128 million in the current quarter increased 45% compared with the prior year quarter, reflecting an increase in both Execution services and Financing.
•Financing revenues increased primarily due to higher gains on inventory held to facilitate client activity and increased client activity.
•Execution services revenues increased primarily due to higher gains on inventory held to facilitate client activity and increased client activity in derivatives and cash equities.
Fixed Income
Net revenues of $2,604 million in the current quarter increased 5% from the prior year quarter, primarily reflecting an increase in Global macro products, partially offset by a decrease in Commodities and Credit products.
•Global macro products revenues increased primarily on foreign exchange products due to gains compared with

10	March 2025 Form 10-Q

Management’s Discussion and Analysis
losses in the prior year quarter on inventory held to facilitate client activity and increased client activity.
•Credit products revenues decreased primarily due to lower gains on inventory held to facilitate client activity, partially offset by higher lending and securitized products activity.
•Commodities products and other fixed income revenues decreased primarily due to lower gains on inventory held to facilitate client activity.
Other Net Revenues
Other net revenues were $692 million in the current quarter, compared with $242 million in the prior year quarter, primarily reflecting gains on the sale of corporate loans held-for-sale compared with mark-to-market losses, inclusive of hedges, in the prior year quarter.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $91 million in the current quarter was primarily related to portfolio growth in secured lending facilities and corporate loans and deterioration in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments of $2 million in the prior year quarter was primarily related to modest growth in certain loan portfolios and provisions for certain specific commercial real estate and corporate loans, partially offset by improvements in the macroeconomic outlook.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-Interest Expenses
Non-interest expenses of $5,611 million in the current quarter increased 20% compared with the prior year quarter as a result of higher Compensation and benefits expenses and Non-compensation expenses.
•Compensation and benefits expenses increased primarily due to higher discretionary incentive compensation on higher revenues, higher expenses related to outstanding deferred cash- and equity-based compensation and higher severance costs associated with a RIF in March.
•Non-compensation expenses increased primarily reflecting higher execution-related expenses.

March 2025 Form 10-Q	11

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended March 31,		% Change
$ in millions	2025	2024
Revenues
Asset management	$4,396	$3,829	15%
Transactional[1]	873	1,033	(15)%
Net interest	1,902	1,856	2%
Other[2]	156	162	(4)%
Net revenues	7,327	6,880	6%
Provision for credit losses	44	(8)	N/M
Compensation and benefits	3,999	3,788	6%
Non-compensation expenses	1,333	1,294	3%
Total non-interest expenses	5,332	5,082	5%
Income before provision for income taxes	1,951	1,806	8%
Provision for income taxes	419	403	4%
Net income applicable to Morgan Stanley	$1,532	$1,403	9%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues.
2.Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At March 31, 2025	At December 31, 2024
Total client assets[1]	$6,015	$6,194
U.S. Bank Subsidiary loans	$163	$160
Margin and other lending[2]	$28	$28
Deposits[3]	$375	$370
Annualized weighted average cost of deposits[4]
Period end	2.77%	2.73%
Period average for three months ended	2.77%	2.94%

	Three Months Ended March 31,
	2025	2024
Net new assets	$93.8	$94.9
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
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products. Amounts include the effect of related hedging derivatives. The period end cost of deposits is based upon balances and rates as of March 31, 2025 and December 31, 2024. The period average is based on daily balances and rates for the period.
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
Advisor-Led Channel

$ in billions	At March 31, 2025	At December 31, 2024
Advisor-led client assets[1]	$4,719	$4,758
Fee-based client assets[2]	$2,349	$2,347
Fee-based client assets as a percentage of advisor-led client assets	50%	49%

	Three Months Ended March 31,
	2025	2024
Fee-based asset flows[3]	$29.8	$26.2
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
Self-Directed Channel

	At March 31, 2025	At December 31, 2024
Self-directed client assets[1] (in billions)	$1,295	$1,437
Self-directed households[2] (in millions)	8.3	8.3

	Three Months Ended March 31,
	2025	2024
Daily average revenue trades (“DARTs”)[3] (in thousands)	1,003	841
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

	At March 31, 2025	At December 31, 2024
Stock plan unvested assets[2] (in billions)	$431	$475
Stock plan participants[3] (in millions)	6.7	6.6
1.The workplace channel includes equity compensation solutions for companies, their executives and employees.
2.Stock plan unvested assets represent the market value of public company securities at the end of the period..
3.Stock plan participants represent total accounts with vested and/or unvested stock plan assets in the workplace channel. Individuals with accounts in multiple plans are counted as participants in each plan.
Net Revenues
Asset Management
Asset management revenues of $4,396 million in the current quarter increased 15% compared with the prior quarter, primarily reflecting higher fee-based assets due to higher

12	March 2025 Form 10-Q

Management’s Discussion and Analysis
market levels and the cumulative impact of positive fee-based flows.
See “Fee-Based Client Assets Rollforwards” herein.
Transactional Revenues
Transactional revenues of $873 million in the current quarter decreased 15% compared with the prior year quarter, primarily driven by losses on DCP investments compared with gains in the prior year quarter, partially offset by higher client activity particularly in equity-related transactions.
For further information on the impact of DCP, see “Selected Non-GAAP Financial Information” herein.
Net Interest
Net interest revenues of $1,902 million in the current quarter increased 2% compared with the prior year quarter, primarily due to lending growth and higher yields on the investment portfolio, partially offset by lower average sweep deposits.
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
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $44 million in the current quarter was primarily related to certain specific loans, including residential real estate loans related to the California wildfires. The Provision for credit losses on loans and lending commitments was a net release of $8 million in the prior year quarter as a result of improvements in the macroeconomic outlook. This was partially offset by provisions for certain specific commercial real estate loans.
Non-Interest Expenses
Non-interest expenses of $5,332 million in the current quarter increased 5% compared with the prior year quarter, primarily as a result of higher Compensation and benefits expenses.
•Compensation and benefits expenses increased in the current quarter, primarily as a result of an increase in the formulaic payout to Wealth Management representatives on higher compensable revenues and higher severance costs associated with a RIF in March, partially offset by lower expenses related to DCP.
For further information on the impact of DCP, see “Selected Non-GAAP Financial Information” herein.
•Non-compensation expenses were relatively unchanged compared with the prior year quarter.

Fee-Based Client Assets Rollforwards

$ in billions	At Dec 31, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	At March 31, 2025
Separately managed[4]	$719	$20	$(12)	$(5)	$722
Unified managed	613	35	(18)	(7)	623
Advisor	207	9	(11)	(4)	201
Portfolio manager	750	33	(27)	(13)	743
Subtotal	$2,289	$97	$(68)	$(29)	$2,289
Cash management	58	11	(9)	—	60
Total fee-based client assets	$2,347	$108	$(77)	$(29)	$2,349

$ in billions	At Dec 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	At Mar 31, 2024
Separately managed[4]	$589	$16	$(13)	$39	$631
Unified managed	501	31	(14)	27	545
Advisor	188	9	(11)	12	198
Portfolio manager	645	32	(24)	35	688
Subtotal	$1,923	$88	$(62)	$113	$2,062
Cash management	60	12	(10)	—	62
Total fee-based client assets	$1,983	$100	$(72)	$113	$2,124
1.Inflows include new accounts, account transfers, deposits, dividends and interest.
2.Outflows include closed or terminated accounts, account transfers, withdrawals and client fees.
3.Market impact includes realized and unrealized gains and losses on portfolio investments.
4.Includes non-custody account values based on asset values reported on a quarter lag by third-party custodians.

March 2025 Form 10-Q	13

Management’s Discussion and Analysis
Average Fee Rates1

	Three Months Ended March 31,
Fee rate in bps	2025	2024
Separately managed	12	12
Unified managed	90	91
Advisor	79	79
Portfolio manager	88	90
Subtotal	64	65
Cash management	7	6
Total fee-based client assets	63	63
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
For a description of fee-based client assets in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2024 Form 10-K.

14	March 2025 Form 10-Q

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended March 31,		% Change
$ in millions	2025	2024
Revenues
Asset management and related fees	$1,451	$1,346	8%
Performance-based income and other[1]	151	31	N/M
Net revenues	1,602	1,377	16%
Compensation and benefits	668	565	18%
Non-compensation expenses	611	571	7%
Total non-interest expenses	1,279	1,136	13%
Income before provision for income taxes	323	241	34%
Provision for income taxes	61	49	24%
Net income	262	192	36%
Net income applicable to Morgan Stanley	$262	$192	36%
1.Includes Investments and Trading, Net interest, and Other revenues.
Net Revenues
Asset Management and Related Fees
Asset management and related fees of $1,451 million in the current quarter increased 8% from the prior year quarter, primarily driven by higher average AUM on higher market levels.
Asset management revenues are influenced by the level, relative mix of AUM and related fee rates. While higher market levels drove increases in average AUM in the current quarter, there were continued net outflows in the Equity asset class, which may be influenced by the structure and performance of our investment strategies and products relative to their benchmarks, offset by higher net inflows in the Alternatives and Solutions and Fixed Income asset classes reflecting client preferences. To the extent these conditions continue, we would expect our Asset management revenue to continue to be impacted.
See “Assets Under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues of $151 million in the current quarter increased from the prior year quarter, as a result of higher accrued carried interest in infrastructure funds.
Non-Interest Expenses
Non-interest expenses of $1,279 million in the current quarter increased 13% from the prior year quarter, as a result of higher Compensation and benefits expenses.
•Compensation and benefits expenses increased in the current quarter, primarily due to higher compensation associated with carried interest and higher severance costs associated with a RIF in March.
•Non-compensation expenses increased in the current quarter, primarily due to higher distribution expenses on higher average AUM.
Assets Under Management or Supervision Rollforwards

$ in billions	At Dec 31, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At Mar 31, 2025
Equity	$312	$11	$(16)	$(9)	$3	$301
Fixed Income	192	18	(13)	3	(1)	199
Alternatives and Solutions	593	40	(32)	(10)	—	591
Long-Term AUM	$1,097	$69	$(61)	$(16)	$2	$1,091
Liquidity and Overlay Services	569	687	(702)	6	(4)	556
Total	$1,666	$756	$(763)	$(10)	$(2)	$1,647

$ in billions	At Dec 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At Mar 31, 2024
Equity	$295	$11	$(16)	$24	$(4)	$310
Fixed Income	171	17	(13)	1	(2)	174
Alternatives and Solutions	508	35	(24)	26	(2)	543
Long-Term AUM	$974	$63	$(53)	$51	$(8)	$1,027
Liquidity and Overlay Services	485	522	(531)	6	(4)	478
Total	$1,459	$585	$(584)	$57	$(12)	$1,505
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
Average AUM

	Three Months Ended March 31,
$ in billions	2025	2024
Equity	$313	$302
Fixed income	197	172
Alternatives and Solutions	599	523
Long-term AUM subtotal	1,109	997
Liquidity and Overlay Services	560	482
Total AUM	$1,669	$1,479

March 2025 Form 10-Q	15

Management’s Discussion and Analysis
Average Fee Rates1

	Three Months Ended March 31,
Fee rate in bps	2025	2024
Equity	70	71
Fixed income	36	36
Alternatives and Solutions	28	29
Long-term AUM	41	43
Liquidity and Overlay Services	13	13
Total AUM	32	33
1.Based on Asset management revenues, net of waivers, excluding performance-based fees and other non-management fees. For certain non-U.S. funds, it includes the portion of advisory fees that the advisor collects on behalf of third-party distributors. The payment of those fees to the distributor is included in Non-compensation expenses in the income statement.
For a description of the asset classes in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in the 2024 Form 10-K.

16	March 2025 Form 10-Q

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
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At March 31, 2025	At December 31, 2024
Investment securities:
Available-for-sale at fair value	$78.2	$76.5
Held-to-maturity	47.2	47.8
Total Investment securities	$125.4	$124.3
Wealth Management loans[2]
Residential real estate	$67.5	$66.6
Securities-based lending and Other[3]	95.0	92.9
Total Wealth Management loans	$162.5	$159.5
Institutional Securities loans[2]
Corporate	$10.9	$7.1
Secured lending facilities	54.0	50.2
Commercial and Residential real estate	11.2	10.5
Securities-based lending and Other	6.1	5.6
Total Institutional Securities loans	$82.2	$73.4
Total assets	$442.4	$434.8
Deposits[4]	$375.5	$369.7
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
Accounting Development Updates
The Financial Accounting Standards Board has issued certain accounting updates that apply to us. Accounting updates not referenced below were assessed and determined to be either not applicable or to not have a material impact on our financial condition or results of operations upon adoption.

We continue to evaluate accounting updates disclosed in the “Accounting Development Updates” section of the 2024 Form 10-K, including the implementation of the Income Tax Disclosures accounting update, and do not expect a material impact on our financial condition or results of operations upon adoption.
Critical Accounting Estimates
Our financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions (see Note 1 to the financial statements). We believe that of our significant accounting policies (see Note 2 to the financial statements in the 2024 Form 10-K and Note 2 to the financial statements), the fair value of financial instruments, goodwill and intangible assets, legal and regulatory contingencies (see Note 14 to the financial statements in the 2024 Form 10-K and Note 13 to the financial statements) and income taxes policies involve a higher degree of judgment and complexity. For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the 2024 Form 10-K.
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

March 2025 Form 10-Q	17

Management’s Discussion and Analysis
needs. We also monitor key metrics, including asset and liability size and capital usage.
Total Assets by Business Segment

	At March 31, 2025
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$73,451	$17,204	$84	$90,739
Trading assets at fair value	385,402	9,614	5,227	400,243
Investment securities	34,722	123,560	—	158,282
Securities purchased under agreements to resell	94,954	24,094	—	119,048
Securities borrowed	139,436	790	—	140,226
Customer and other receivables	53,650	37,018	1,485	92,153
Loans[1]	86,402	162,497	4	248,903
Goodwill	438	10,192	6,084	16,714
Intangible assets	25	2,818	3,462	6,305
Other assets[2]	15,239	11,192	1,252	27,683
Total assets	$883,719	$398,979	$17,598	$1,300,296

	At December 31, 2024
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$74,079	$31,072	$235	$105,386
Trading assets at fair value	320,003	6,915	4,966	331,884
Investment securities	38,096	121,583	—	159,679
Securities purchased under agreements to resell	100,404	18,161	—	118,565
Securities borrowed	121,901	1,958	—	123,859
Customer and other receivables	47,321	37,196	1,641	86,158
Loans[1]	78,607	159,542	4	238,153
Goodwill	435	10,190	6,081	16,706
Intangible assets	27	2,939	3,487	6,453
Other assets[2]	15,735	11,292	1,201	28,228
Total assets	$796,608	$400,848	$17,615	$1,215,071
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
Liquidity Risk Management Framework
The core components of our Liquidity Risk Management Framework are the Required Liquidity Framework, Liquidity Stress Tests and Liquidity Resources, which support our target liquidity profile. For a further discussion about the Firm’s Required Liquidity Framework and Liquidity Stress Tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework” in the 2024 Form 10-K.
At March 31, 2025 and December 31, 2024, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2025	December 31, 2024
Cash deposits with central banks	$58,279	$58,493
Unencumbered HQLA Securities[1]:
U.S. government obligations	167,173	161,952
U.S. agency and agency mortgage-backed securities	92,728	94,512
Non-U.S. sovereign obligations[2]	26,132	22,646
Other investment grade securities	182	600
Total HQLA[1]	$344,494	$338,203
Cash deposits with banks (non-HQLA)	7,246	7,237
Total Liquidity Resources	$351,740	$345,440
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered French, U.K., Japanese, Italian, German, and Spanish government obligations.

18	March 2025 Form 10-Q

Management’s Discussion and Analysis
Liquidity Resources by Non-Bank and Bank Legal Entities

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2025	December 31, 2024
Non-Bank legal entities
U.S.:
Parent Company	$79,172	$71,981
Non-Parent Company	58,994	61,684
Total U.S.	138,166	133,665
Non-U.S.	63,092	61,432
Total Non-Bank legal entities	201,258	195,097
Bank legal entities
U.S.	144,302	144,735
Non-U.S.	6,180	5,608
Total Bank legal entities	150,482	150,343
Total Liquidity Resources	$351,740	$345,440
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
As of March 31, 2025, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2025	December 31, 2024
Eligible HQLA
Cash deposits with central banks	$53,674	$53,836
Securities[1]	221,883	213,394
Total Eligible HQLA	$275,557	$267,230
Net cash outflows	$212,276	$205,780
LCR	130%	130%
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
Secured Financing
For a discussion of our secured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Secured Financing” in the 2024 Form 10-K.
Collateralized Financing Transactions

$ in millions	At March 31, 2025	At December 31, 2024
Securities purchased under agreements to resell and Securities borrowed	$259,274	$242,424
Securities sold under agreements to repurchase and Securities loaned	$85,876	$65,293
Securities received as collateral[1]	$3,159	$9,625
1.Included within Trading assets in the balance sheet.

March 2025 Form 10-Q	19

Management’s Discussion and Analysis

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2025	December 31, 2024
Securities purchased under agreements to resell and Securities borrowed	$237,750	$250,354
Securities sold under agreements to repurchase and Securities loaned	$84,782	$74,949
See “Total Assets by Business Segment” herein for additional information on the assets shown in the previous table and Note 2 to the financial statements in the 2024 Form 10-K and Note 8 to the financial statements for additional information on collateralized financing transactions.
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
Unsecured Financing
For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in the 2024 Form 10-K.
Deposits

$ in millions	At March 31, 2025	At December 31, 2024
Savings and demand deposits:
Brokerage sweep deposits[1]	$138,013	$142,550
Savings and other	163,877	157,348
Total Savings and demand deposits	301,890	299,898
Time deposits[2]	79,673	76,109
Total[3]	$381,563	$376,007
1.Amounts represent balances swept from client brokerage accounts.
2.Our Time deposits are predominantly brokered certificates of deposit.
3.Our deposits are primarily held in U.S. offices.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics relative to other sources of funding. Each category of deposits presented above has a different cost profile and clients may respond differently to changes in interest rates and other macroeconomic conditions. Total deposits in the current quarter increased primarily due to increases in Savings and Time Deposits, partially offset by a reduction in Brokerage sweep deposits, largely due to net outflows to alternative cash equivalent and other investment products.
Borrowings by Maturity at March 31, 20251

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$8,393	$8,393
Original maturities greater than one year
2025	$5,874	$10,644	$16,518
2026	22,605	13,799	36,404
2027	21,175	13,500	34,675
2028	14,025	16,682	30,707
2029	16,636	13,466	30,102
Thereafter	106,898	41,693	148,591
Total greater than one year	$187,213	$109,784	$296,997
Total	$187,213	$118,177	$305,390
Maturities over next 12 months[2]			$22,963
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $305 billion as of March 31, 2025 increased compared with $289 billion at December 31, 2024, primarily due to issuances net of maturities and redemptions.
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
Credit Ratings
We rely on external sources to finance a significant portion of our daily operations. Our credit ratings are one of the factors in the cost and availability of financing and can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as certain OTC derivative transactions. When determining credit ratings, rating agencies consider both company-specific and industry-wide factors. See also “Risk Factors—Liquidity Risk” in the 2024 Form 10-K.

20	March 2025 Form 10-Q

Management’s Discussion and Analysis
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at April 30, 2025

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Positive
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	A1	Stable
Rating and Investment Information, Inc.	a-1	A+	Stable
S&P Global Ratings	A-2	A-	Stable

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1+	AA-	Stable
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1+	AA-	Stable
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable
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
Common Stock Repurchases

	Three Months Ended March 31,
in millions, except for per share data	2025	2024
Number of shares	8	12
Average price per share	$125.88	$86.79
Total	$1,000	$1,000
For additional information on our common stock repurchases, see Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	April 11, 2025
Amount per share	$0.925
Date to be paid	May 15, 2025
Shareholders of record as of	April 30, 2025
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
We utilize SPEs primarily in connection with securitization activities. For information on our securitization activities, see Note 15 to the financial statements in the 2024 Form 10-K.
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

March 2025 Form 10-Q	21

Management’s Discussion and Analysis
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
Regulatory Capital Requirements
We are required to maintain minimum risk-based and leverage-based capital and TLAC ratios. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Capital Requirements” in the 2024 Form 10-K. For additional information on TLAC, see “Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” herein.
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
Risk-Based Regulatory Capital Ratio Requirements

	At March 31, 2025 and December 31, 2024
	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	2.5%
SCB[1]	6.0%	N/A
G-SIB capital surcharge[2]	3.0%	3.0%
CCyB[3]	0%	0%
Capital buffer requirement	9.0%	5.5%
1.For additional information on the SCB, see “Capital Plans, Stress Tests and the Stress Capital Buffer” herein and in the 2024 Form 10-K.
2.For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in the 2024 Form 10-K.
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

	Regulatory Minimum	At March 31, 2025 and December 31, 2024
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	13.5%	10.0%
Tier 1 capital ratio	6.0%	15.0%	11.5%
Total capital ratio	8.0%	17.0%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At March 31, 2025 and December 31, 2024, the differences between the actual and required ratios were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced SLR capital buffer of at least 2%.
CECL Deferral. Beginning on January 1, 2020, we elected to defer the effect of the adoption of CECL on our risk-based and leverage-based capital amounts and ratios, as well as our RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022, were phased-in at 75% from January 1, 2024 and were fully phased-in from January 1, 2025.

22	March 2025 Form 10-Q

Management’s Discussion and Analysis
Regulatory Capital Ratios
Risk-based capital

	Standardized		Advanced
$ in millions	At March 31, 2025	At Dec 31, 2024	At March 31, 2025	At Dec 31, 2024
Risk-based capital
CET1 capital	$76,975	$75,095	$76,975	$75,095
Tier 1 capital	86,674	84,790	86,674	84,790
Total capital	97,772	95,567	97,020	94,846
Total RWA	502,622	471,834	489,316	477,331
Risk-based capital ratios
CET1 capital	15.3%	15.9%	15.7%	15.7%
Tier 1 capital	17.2%	18.0%	17.7%	17.8%
Total capital	19.5%	20.3%	19.8%	19.9%
Required ratios[1]
CET1 capital	13.5%	13.5%	10.0%	10.0%
Tier 1 capital	15.0%	15.0%	11.5%	11.5%
Total capital	17.0%	17.0%	13.5%	13.5%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At March 31, 2025	At December 31, 2024
Leveraged-based capital
Adjusted average assets[1]	$1,251,047	$1,223,779
Supplementary leverage exposure[2]	1,552,615	1,517,687
Leveraged-based capital ratios
Tier 1 leverage	6.9%	6.9%
SLR	5.6%	5.6%
Required ratios[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
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
3.Required ratios are inclusive of any buffers applicable as of the date presented.

Regulatory Capital

$ in millions	At March 31, 2025	At December 31, 2024	Change
CET1 capital
Common shareholders' equity	$97,062	$94,761	$2,301
Regulatory adjustments and deductions:
Net goodwill	(16,371)	(16,354)	(17)
Net intangible assets	(4,888)	(5,003)	115
Impact of CECL transition	—	62	(62)
Other adjustments and deductions[1]	1,172	1,629	(457)
Total CET1 capital	$76,975	$75,095	$1,880
Additional Tier 1 capital
Preferred stock	$9,750	$9,750	$—
Noncontrolling interests	881	807	74
Additional Tier 1 capital	$10,631	$10,557	$74
Deduction for investments in covered funds	(932)	(862)	(70)
Total Tier 1 capital	$86,674	$84,790	$1,884
Standardized Tier 2 capital
Subordinated debt	$9,051	$8,851	$200
Eligible ACL	2,299	2,065	234
Other adjustments and deductions	(252)	(139)	(113)
Total Standardized Tier 2 capital	$11,098	$10,777	$321
Total Standardized capital	$97,772	$95,567	$2,205
Advanced Tier 2 capital
Subordinated debt	$9,051	$8,851	$200
Eligible credit reserves	1,547	1,344	203
Other adjustments and deductions	(252)	(139)	(113)
Total Advanced Tier 2 capital	$10,346	$10,056	$290
Total Advanced capital	$97,020	$94,846	$2,174
1.Other adjustments and deductions used in the calculation of CET1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

March 2025 Form 10-Q	23

Management’s Discussion and Analysis
RWA Rollforward

	Three Months Ended March 31, 2025
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2024	$417,982	$316,429
Change related to the following items:
Derivatives	8,764	5,652
Securities financing transactions	9,844	1,763
Investment securities	(949)	49
Commitments, guarantees and loans	1,513	(4,314)
Equity investments	302	306
Other credit risk	6,167	5,143
Total change in credit risk RWA	$25,641	$8,599
Balance at March 31, 2025	$443,623	$325,028
Market risk RWA
Balance at December 31, 2024	$53,852	$54,322
Change related to the following items:
Regulatory VaR	1,037	1,037
Regulatory stressed VaR	1,370	1,370
Incremental risk charge	(1,983)	(1,983)
Comprehensive risk measure	(233)	(437)
Specific risk	4,956	4,956
Total change in market risk RWA	$5,147	$4,943
Balance at March 31, 2025	$58,999	$59,265
Operational risk RWA
Balance at December 31, 2024	N/A	$106,580
Change in operational risk RWA	N/A	(1,557)
Balance at March 31, 2025	N/A	$105,023
Total RWA	$502,622	$489,316
Regulatory VaR—VaR for regulatory capital requirements

In the current quarter, Credit risk RWA increased under both the Standardized and Advanced Approaches. Under the Standardized Approach, the increase was primarily due to higher Securities financing transactions, Derivatives exposures, Other credit risk driven by higher deferred tax assets and securitizations, and growth in lending. Under the Advanced Approach, the increase was primarily due to higher Derivatives exposures, Securities financing transactions and Other credit risk driven by higher deferred tax assets and securitizations, partially offset by decreased Corporate lending commitments.

Market risk RWA increased in the current quarter under both the Standardized and Advanced Approaches, primarily driven by higher charges on Specific risk, and higher Regulatory Stressed VaR and Regulatory VaR, partially offset by decreased charges on incremental risk.

The decrease in Operational risk RWA in the current quarter is related to lower execution-related losses.
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
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At March 31, 2025	At December 31, 2024
External TLAC[2]			$268,879	$266,146
External TLAC as a % of RWA	18.0%	21.5%	53.5%	55.8%
External TLAC as a % of leverage exposure	7.5%	9.5%	17.3%	17.5%
Eligible LTD[3]			$169,619	$169,690
Eligible LTD as a % of RWA	9.0%	9.0%	33.7%	35.5%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	10.9%	11.2%
1.Required ratios are inclusive of applicable buffers.
2.External TLAC consists of CET1 capital and Additional Tier 1 capital (each excluding any noncontrolling minority interests), as well as eligible LTD.
3.Consists of TLAC-eligible LTD reduced by 50% for amounts of unpaid principal due to be paid in more than one year but less than two years from each respective balance sheet date.
We are in compliance with all TLAC requirements as of March 31, 2025 and December 31, 2024.
For a further discussion of TLAC and related requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” in the 2024 Form 10-K.
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
Our SCB will remain at 6.0% through September 30, 2025. Together with other features of the regulatory capital framework, this SCB resulted in an aggregate Standardized Approach Common Equity Tier 1 required ratio of 13.5%.
For the 2025 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results

24	March 2025 Form 10-Q

Management’s Discussion and Analysis
to the Federal Reserve on April 7, 2025. The Federal Reserve is expected to publish summary results of the CCAR and Dodd-Frank Act supervisory stress tests of each large BHC, including us, by June 30, 2025. We are required to disclose a summary of the results of our company-run stress tests within 15 days of the date the Federal Reserve discloses the results of the supervisory stress tests.
For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” in the 2024 Form 10-K.
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
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended March 31,
$ in billions	2025	2024
Institutional Securities	$48.4	$45.0
Wealth Management	29.4	29.1
Investment Management	10.6	10.8
Parent Company	7.1	5.0
Total	$95.5	$89.9
1.The attribution of average common equity to the business segments is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
We continue to evaluate our Required Capital framework with respect to the impact of evolving regulatory requirements, as appropriate.
Resolution and Recovery Planning
We are required to submit once every two years to the Federal Reserve and the FDIC (“Agencies”) a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. Our next resolution plan submission is due in July 2025.
As described in our most recent resolution plan, our preferred resolution strategy is an SPOE strategy, which would impose losses on the holders of eligible LTD and other forms of eligible TLAC issued by the Parent Company before any losses are imposed on creditors of our supported entities and without requiring taxpayer or government financial support.
For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning,” “Risk Factors—Legal, Regulatory and Compliance Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Resolution and Recovery Planning” in the 2024 Form 10-K.
Regulatory Developments and Other Matters
Proposed Changes to Capital Requirements

On April 17, 2025, the Federal Reserve proposed revisions to the SCB and CCAR frameworks applicable to us, aimed at reducing the volatility of the capital requirements stemming from the Federal Reserve’s annual stress test results. Under the proposal, our SCB would be based, in part, on the average of the post-stress capital decline embedded in the Federal Reserve’s stress test results over two consecutive years. Additionally, the proposal would shift the annual effective date of the revised SCB from October 1 to January 1 of the following year and modify certain elements of the Federal Reserve’s CCAR program.

March 2025 Form 10-Q	25

Quantitative and Qualitative Disclosures about Risk
Management believes effective risk management is vital to the success of our business activities. For a discussion of our Enterprise Risk Management framework and risk management functions, see “Quantitative and Qualitative Disclosures about Risk—Risk Management” in the 2024 Form 10-K.
Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, spreads, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of our VaR for market risk exposures is generated. In addition, we incur non-trading market risk, principally within the Wealth Management and Investment Management business segments. The Wealth Management business segment primarily incurs non-trading market risk (including interest rate risk) from lending and deposit-taking activities. The Investment Management business segment primarily incurs non-trading market risk from capital investments in its funds. For a further discussion of market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” in the 2024 Form 10-K.
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
For information regarding our primary risk exposures and market risk management, VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Risk—Market Risk—Trading Risks” in the 2024 Form 10-K.
95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	March 31, 2025
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$25	$30	$39	$22
Equity price	23	23	26	19
Foreign exchange rate	9	11	15	7
Commodity price	22	17	27	12
Less: Diversification benefit[2]	(40)	(35)	N/A	N/A
Primary Risk Categories	$39	$46	$54	$39
Credit Portfolio	18	19	23	18
Less: Diversification benefit[2]	(11)	(15)	N/A	N/A
Total Management VaR	$46	$50	$60	$43

	Three Months Ended
	December 31, 2024
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$23	$28	$43	$19
Equity price	21	24	39	18
Foreign exchange rate	10	9	13	6
Commodity price	18	15	20	11
Less: Diversification benefit[2]	(37)	(36)	N/A	N/A
Primary Risk Categories	$35	$40	$59	$32
Credit Portfolio	20	21	23	20
Less: Diversification benefit[2]	(16)	(15)	N/A	N/A
Total Management VaR	$39	$46	$64	$39
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

Average Total Management VaR and average Management VaR for the Primary Risk Categories increased from the three months ended December 31, 2024, primarily driven by increased exposure in credit spread risk category and higher market volatility.
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

26	March 2025 Form 10-Q

Risk Disclosures
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)

Number of Days
6
22
31
3
1
$40 to $45
$45 to $50
$50 to $55
$55 to $60
$60 to $65

Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
1
2
8
21
19
9
3
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
Credit Spread Risk Sensitivity1

$ in millions	At March 31, 2025	At December 31, 2024
Derivatives	$6	$6
Borrowings carried at fair value	52	49
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
Wealth Management Net Interest Income Sensitivity Analysis

$ in millions	At March 31, 2025	At December 31, 2024
Basis point change
+200	$563	$699
+100	285	350
-100	(313)	(371)
-200	(697)	(803)
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
Our Wealth Management business segment balance sheet is asset sensitive, given assets reprice faster than liabilities,

March 2025 Form 10-Q	27

Risk Disclosures
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

Net interest income sensitivity to interest rates at March 31, 2025 decreased from December 31, 2024, primarily driven by the effects of changes in the mix of our assets and liabilities and changes in market rates.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At March 31, 2025	At December 31, 2024
Investments related to Investment Management activities	$537	$571
Other investments:
MUMSS	132	122
Other Firm investments	475	463
We have exposure to public and private companies through direct investments, as well as through funds that invest in these assets. These investments are predominantly equity positions with long investment horizons, a portion of which is for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net revenues associated with a reasonably possible 10% decline in investment values and related impact on performance-based income, as applicable. The measures reflected in the table above do not reflect the effect of any economic hedges or diversification that may reduce the risk of loss.
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
Credit Risk
Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through our Institutional Securities and Wealth Management business segments. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2024 Form 10-K.
Loans and Lending Commitments

	At March 31, 2025
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$7,733	$11,994	$—	$19,727
Secured lending facilities	51,329	3,680	—	55,009
Commercial and Residential real estate	8,610	290	3,344	12,244
Securities-based lending and Other	3,372	147	6,471	9,990
Total Institutional Securities	71,044	16,111	9,815	96,970
Wealth Management:
Residential real estate	67,579	—	—	67,579
Securities-based lending and Other	95,298	—	—	95,298
Total Wealth Management	162,877	—	—	162,877
Total Investment Management[2]	4	—	251	255
Total loans	233,925	16,111	10,066	260,102
ACL	(1,133)			(1,133)
Total loans, net of ACL	$232,792	$16,111	$10,066	$258,969
Lending commitments[3]	$151,574	$27,924	$562	$180,060
Total exposure	$384,366	$44,035	$10,628	$439,029

	At December 31, 2024
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$6,889	$9,183	$—	$16,072
Secured lending facilities	48,842	2,507	—	51,349
Commercial and Residential real estate	8,412	628	2,420	11,460
Securities-based lending and Other	2,876	—	6,041	8,917
Total Institutional Securities	67,019	12,318	8,461	87,798
Wealth Management:
Residential real estate	66,738	—	—	66,738
Securities-based lending and Other	93,139	1	—	93,140
Total Wealth Management	159,877	1	—	159,878
Total Investment Management[2]	4	—	200	204
Total loans	226,900	12,319	8,661	247,880
ACL	(1,066)			(1,066)
Total loans, net of ACL	$225,834	$12,319	$8,661	$246,814
Lending commitments[3]	$148,818	$26,955	$758	$176,531
Total exposure	$374,652	$39,274	$9,419	$423,345
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

28	March 2025 Form 10-Q

Risk Disclosures
We provide loans and lending commitments to a variety of customers, including large corporate and institutional clients, as well as high to ultra-high net worth individuals. In addition, we purchase loans in the secondary market. Loans and lending commitments are either held for investment, held for sale or carried at fair value. For more information on these loan classifications, see Note 2 to the financial statements in the 2024 Form 10-K.
Total loans and lending commitments increased by approximately $16 billion since December 31, 2024, primarily due to an increase in Secured lending facilities and Corporate lending within the Institutional Securities business segment and growth in Securities-based loans within the Wealth Management business segment.
See Notes 4, 5, 9 and 13 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Three Months Ended March 31, 2025
ACL—Loans
Beginning balance	$1,066
Gross charge-offs	(31)
Recoveries	8
Net (charge-offs)/recoveries	(23)
Provision for credit losses	81
Other	9
Ending balance	$1,133
ACL—Lending commitments
Beginning balance	$656
Provision for credit losses	54
Other	8
Ending balance	$718
Total ending balance	$1,851
Provision for Credit Losses by Business Segment

	Three Months Ended March 31, 2025
$ in millions	IS	WM	Total
Loans	$37	$44	$81
Lending commitments	54	—	54
Total	$91	$44	$135
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
The allowance for credit losses for loans and lending commitments increased since December 31, 2024, primarily related to portfolio growth in secured lending facilities and corporate loans, provisions for certain specific loans, including residential real estate loans related to the California wildfires, and deterioration in the macroeconomic outlook. Charge-offs in the current quarter were primarily related to commercial real estate loans.
The base scenario used in our ACL models as of March 31, 2025 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes slower economic growth as well as higher interest rates relative to the prior quarter forecast. The revised real GDP growth rates assumed in our ACL models incorporated the weaker economic outlook and conditions as of March 31, 2025. The ACL calculation incorporates key macroeconomic variables, including U.S. real GDP growth rate. The significance of key macroeconomic variables on the ACL calculation varies depending on portfolio composition and economic conditions.
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2025	4Q 2026
Year-over-year growth rate	1.5%	1.9%
Other key macroeconomic variables used in the ACL calculation include corporate credit spreads, interest rates and commercial real estate indices. See Note 2 to the financial statements in the 2024 Form 10-K for a discussion of the Firm’s ACL methodology under CECL.
Recent developments around global trade policies have the potential to adversely impact our credit portfolios. The magnitude of such impacts, as well as the implications for global growth, will depend on specific details of how global trade policies evolve and also how effectively our clients adapt. While we are carefully monitoring all of our exposures, certain types of borrowers and counterparties are more vulnerable to trade policy effects. There remains significant uncertainty as to how trade policies will evolve; therefore, the borrowers and counterparties impacted may change over time.
Status of Loans Held for Investment

	At March 31, 2025		At December 31, 2024
	IS	WM	IS	WM
Accrual	99.1%	99.7%	99.2%	99.7%
Nonaccrual[1]	0.9%	0.3%	0.8%	0.3%
1.Nonaccrual loans are loans where principal or interest is not expected when contractually due or are past due 90 days or more.

March 2025 Form 10-Q	29

Risk Disclosures
Net Charge-off Ratios for Loans Held for Investment

$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
For the Three Months Ended March 31, 2025
Net charge-off/(recovery) ratio[1]	—%	—%	0.27%	—%	—%	0.01%
Average loans	$7,210	$50,310	$8,493	$51,572	$97,249	$214,834
CRE—Commercial real estate
SBL—Securities-based lending
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.
There were no material charge-offs during the three months ended March 31, 2024.
Institutional Securities Loans and Lending Commitments1

	At March 31, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$1,452	$—	$8	$—	$1,460
A	883	763	164	—	1,810
BBB	5,282	14,272	111	157	19,822
BB	10,144	29,329	2,466	498	42,437
Other NIG	7,954	11,369	5,508	149	24,980
Unrated[2]	324	1,334	1,117	2,933	5,708
Total loans, net of ACL	26,039	57,067	9,374	3,737	96,217
Lending commitments
AAA	—	75	—	—	75
AA	2,345	3,051	855	—	6,251
A	5,233	21,385	2,036	—	28,654
BBB	10,100	57,465	948	158	68,671
BB	1,754	25,493	7,026	902	35,175
Other NIG	1,828	17,699	2,223	2	21,752
Unrated[2]	81	27	4	—	112
Total lending commitments	21,341	125,195	13,092	1,062	160,690
Total exposure	$47,380	$182,262	$22,466	$4,799	$256,907

	At December 31, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$3	$575	$187	$—	$765
A	894	588	164	—	1,646
BBB	5,165	13,185	91	124	18,565
BB	11,235	24,467	2,592	358	38,652
Other NIG	8,520	12,776	1,673	145	23,114
Unrated[2]	227	1,176	420	2,503	4,326
Total loans, net of ACL	26,044	52,767	5,127	3,130	87,068
Lending commitments
AAA	—	75	—	—	75
AA	2,560	4,285	88	—	6,933
A	8,226	21,372	1,091	—	30,689
BBB	10,135	54,752	1,507	146	66,540
BB	3,174	23,239	3,062	941	30,416
Other NIG	1,074	17,436	3,956	2	22,468
Unrated[2]	14	93	33	—	140
Total lending commitments	25,183	121,252	9,737	1,089	157,261
Total exposure	$51,227	$174,019	$14,864	$4,219	$244,329
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At March 31, 2025	At December 31, 2024
Industry
Financials	$76,168	$68,512
Real estate	41,535	40,041
Industrials	22,748	20,024
Information technology	18,652	15,666
Communications services	18,532	20,425
Consumer discretionary	15,406	14,699
Healthcare	14,827	15,455
Utilities	12,071	11,755
Consumer staples	10,617	12,098
Energy	8,593	9,036
Materials	7,144	7,378
Insurance	6,848	6,812
Other	3,766	2,428
Total exposure	$256,907	$244,329
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial and Residential real estate, and Securities-based lending and Other. As of March 31, 2025 and December 31, 2024, over 90% of our Institutional Securities total exposure, which consisted of loans and lending commitments, was investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2024 Form 10-K.

30	March 2025 Form 10-Q

Risk Disclosures
Institutional Securities Event-Driven Loans and Lending Commitments

	At March 31, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,782	$1,165	$4,743	$8,690
Lending commitments	3,464	2,865	3,208	9,537
Total exposure	$6,246	$4,030	$7,951	$18,227

	At December 31, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,253	$2,839	$733	$5,825
Lending commitments	5,153	2,152	2,918	10,223
Total exposure	$7,406	$4,991	$3,651	$16,048
Event-driven loans and lending commitments are associated with certain underwritings and/or syndications to finance a specific transaction, such as merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.
Institutional Securities Loans and Lending Commitments Held for Investment

	At March 31, 2025
$ in millions	Loans	Lending Commitments	Total
Corporate	$7,733	$107,667	$115,400
Secured lending facilities	51,329	23,001	74,330
Commercial real estate	8,610	303	8,913
Securities-based lending and Other	3,372	1,233	4,605
Total, before ACL	$71,044	$132,204	$203,248
ACL	$(753)	$(702)	$(1,455)

	At December 31, 2024
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,889	$105,824	$112,713
Secured lending facilities	48,842	20,971	69,813
Commercial real estate	8,412	1,249	9,661
Securities-based lending and Other	2,876	1,504	4,380
Total, before ACL	$67,019	$129,548	$196,567
ACL	$(730)	$(640)	$(1,370)
Institutional Securities Commercial Real Estate Loans and Lending Commitments
By Region

	At March 31, 2025			At December 31, 2024
$ in millions	Loans[1]	LC1	Total Exposure	Loans[1]	LC1	Total Exposure
Americas	$5,238	$177	$5,415	$5,066	$820	$5,886
EMEA	3,861	204	4,065	3,806	522	4,328
Asia	420	17	437	467	13	480
Total	$9,519	$398	$9,917	$9,339	$1,355	$10,694
By Property Type

	At March 31, 2025			At December 31, 2024
$ in millions	Loans[1]	LC1	Total Exposure	Loans[1]	LC1	Total Exposure
Office	$2,941	$108	$3,049	$2,846	$109	$2,955
Industrial	2,709	145	2,854	2,610	125	2,735
Multifamily	1,988	76	2,064	2,042	80	2,122
Retail	1,007	13	1,020	1,105	971	2,076
Hotel	874	56	930	736	70	806
Total	$9,519	$398	$9,917	$9,339	$1,355	$10,694
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
As of March 31, 2025 and December 31, 2024, our lending against commercial real estate (“CRE”) properties within the Institutional Securities business segment totaled $9.9 billion and $10.7 billion, respectively. This represents 3.9% and 4.4%, respectively, of total exposure reflected in the Institutional Securities Loans and Lending Commitments table above. Those CRE loans are originated for experienced sponsors and are generally secured by specific institutional CRE properties. In many cases, loans are subsequently syndicated or securitized on a full or partial basis, reducing our ongoing exposure.
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

March 2025 Form 10-Q	31

Risk Disclosures
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

	Three Months Ended March 31, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	SBL and Other	Total
ACL—Loans
Beginning balance	$200	$140	$373	$17	$730
Gross charge-offs	—	—	(31)	—	(31)
Recoveries	—	—	8	—	8
Net (charge-offs)/ recoveries	—	—	(23)	—	(23)
Provision (release)	2	7	24	4	37
Other	3	2	5	(1)	9
Ending balance	$205	$149	$379	$20	$753
ACL—Lending commitments
Beginning balance	$507	$88	$40	$5	$640
Provision (release)	37	41	(27)	3	54
Other	5	1	—	2	8
Ending balance	$549	$130	$13	$10	$702
Total ending balance	$754	$279	$392	$30	$1,455
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At March 31, 2025	At December 31, 2024
Corporate	2.7%	2.9%
Secured lending facilities	0.3%	0.3%
Commercial real estate	4.4%	4.4%
Securities-based lending and Other	0.6%	0.6%
Total Institutional Securities loans	1.1%	1.1%
Wealth Management Loans and Lending Commitments

	At March 31, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$83,582	$10,326	$986	$144	$95,038
Residential real estate	1	111	1,084	66,263	67,459
Total loans, net of ACL	$83,583	$10,437	$2,070	$66,407	$162,497
Lending commitments	16,061	2,861	49	399	19,370
Total exposure	$99,644	$13,298	$2,119	$66,806	$181,867

	At December 31, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$82,788	$8,944	$1,024	$145	$92,901
Residential real estate	1	111	1,106	65,423	66,641
Total loans, net of ACL	$82,789	$9,055	$2,130	$65,568	$159,542
Lending commitments	16,318	2,523	43	386	19,270
Total exposure	$99,107	$11,578	$2,173	$65,954	$178,812
The principal Wealth Management business segment lending activities include Securities-based lending and Residential real estate loans.
For more information about our Securities-based lending and Residential real estate loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2024 Form 10-K.
Wealth Management Commercial Real Estate Loans and Lending Commitments by Property Type

	At March 31, 2025			At December 31, 2024
$ in millions	Loans[1]	LC1	Total exposure	Loans[1]	LC1	Total exposure
Retail	$2,304	$—	$2,304	$2,293	$—	$2,293
Multifamily	1,931	231	2,162	1,928	261	2,189
Office	2,013	1	2,014	1,951	11	1,962
Industrial	466	—	466	456	—	456
Hotel	442	—	442	442	—	442
Other	394	—	394	309	—	309
Total	$7,550	$232	$7,782	$7,379	$272	$7,651
LC–Lending Commitments
1.Amounts include HFI loans and lending commitments. HFI loans are presented net of ACL.
As of March 31, 2025 and December 31, 2024, our direct lending against CRE properties totaled $7.8 billion and $7.7 billion, respectively, within the Wealth Management business segment. This represents 4.3% and 4.3%, respectively, of total exposure reflected in the Wealth Management Loans and Lending Commitments table above, primarily included within Securities-based lending and Other loans. Such loans are originated through our private banking platform, are both secured and generally benefiting from full or partial guarantees from high or ultra-high net worth clients, which partially reduce associated credit risk. At both March 31, 2025 and December 31, 2024, greater than 95% of the CRE loans balance in the Wealth Management business segment received guarantees. All of our lending against CRE properties within Wealth Management are in the Americas region.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

	Three Months Ended March 31, 2025
$ in millions	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$97	$239	$336
Provision (release)	23	21	44
Ending balance	$120	$260	$380
ACL—Lending commitments
Beginning balance	$4	$12	$16
Ending balance	$4	$12	$16
Total ending balance	$124	$272	$396
As of March 31, 2025 and December 31, 2024, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.

32	March 2025 Form 10-Q

Risk Disclosures
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At March 31, 2025	At December 31, 2024
Institutional Securities	$28,564	$27,612
Wealth Management	28,284	28,270
Total	$56,848	$55,882
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
Credit exposures arising from margin lending activities are generally mitigated by their short-term nature, the value of collateral held and our right to call for additional margin when collateral values decline. However, we could incur losses in the event that the customer fails to meet margin calls and collateral values decline below the loan amount. This risk is elevated in loans backed by collateral pools with significant concentrations in individual issuers or securities with similar risk characteristics. For a further discussion, see “Risk Factors—Credit Risk” in the 2024 Form 10-K.
Employee Loans
For information on employee loans and related ACL, see Note 9 to the financial statements.
Derivatives
Fair Value of OTC Derivative Assets

	At March 31, 2025
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$1,319	$13,363	$33,083	$17,284	$9,978	$75,027
1-3 years	354	5,091	15,176	9,060	6,256	35,937
3-5 years	963	6,676	9,215	5,777	3,755	26,386
Over 5 years	3,254	24,739	48,670	26,922	6,604	110,189
Total, gross	$5,890	$49,869	$106,144	$59,043	$26,593	$247,539
Counterparty netting	(2,976)	(38,471)	(77,888)	(41,466)	(14,907)	(175,708)
Cash and securities collateral	(2,335)	(9,703)	(24,219)	(12,667)	(5,592)	(54,516)
Total, net	$579	$1,695	$4,037	$4,910	$6,094	$17,315

	At December 31, 2024
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$1,711	$17,625	$50,643	$22,643	$9,793	$102,415
1-3 years	541	6,249	19,068	10,248	6,095	42,201
3-5 years	973	7,308	9,821	5,631	3,750	27,483
Over 5 years	3,330	25,406	49,469	28,206	6,398	112,809
Total, gross	$6,555	$56,588	$129,001	$66,728	$26,036	$284,908
Counterparty netting	(3,320)	(44,604)	(98,598)	(47,132)	(14,691)	(208,345)
Cash and securities collateral	(2,559)	(10,632)	(25,568)	(13,729)	(5,558)	(58,046)
Total, net	$676	$1,352	$4,835	$5,867	$5,787	$18,517

$ in millions	At March 31, 2025	At December 31, 2024
Industry
Financials	$5,437	$5,678
Utilities	3,719	3,733
Industrials	1,004	1,315
Energy	949	987
Consumer discretionary	912	1,046
Communications services	837	914
Regional governments	760	799
Information technology	590	634
Consumer staples	588	734
Sovereign governments	511	683
Healthcare	458	353
Materials	377	409
Insurance	153	207
Real estate	124	91
Not-for-profit organizations	124	94
Other	772	840
Total	$17,315	$18,517
1.Counterparty credit ratings are determined internally by the CRM.
We are exposed to credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the possibility that a counterparty may fail to perform according to the terms of the contract. For more information on derivatives, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2024 Form 10-K and Note 6 to the financial statements.

March 2025 Form 10-Q	33

Risk Disclosures
Country Risk
Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and other market fundamentals and allows us to effectively identify, monitor and limit country risk. For a further discussion of our country risk exposure see “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks” in the 2024 Form 10-K.
Top 10 Non-U.S. Country Exposures

	At March 31, 2025
$ in millions	United Kingdom	France	Germany	Brazil	Japan
Sovereign
Net inventory[1]	$(289)	$4,943	$(1,796)	$5,926	$2,393
Net counterparty exposure[2]	13	2	72	—	9
Exposure before hedges	(276)	4,945	(1,724)	5,926	2,402
Hedges[3]	(55)	(162)	(242)	(134)	(173)
Net exposure	$(331)	$4,783	$(1,966)	$5,792	$2,229
Non-sovereign
Net inventory[1]	$2,355	$1,698	$1,407	$37	$756
Net counterparty exposure[2]	9,790	3,553	2,905	334	3,239
Loans	8,384	575	2,557	162	668
Lending commitments	9,451	3,198	5,717	404	—
Exposure before hedges	29,980	9,024	12,586	937	4,663
Hedges[3]	(1,838)	(1,443)	(1,825)	(57)	(222)
Net exposure	$28,142	$7,581	$10,761	$880	$4,441
Total net exposure	$27,811	$12,364	$8,795	$6,672	$6,670

$ in millions	Spain	Netherlands	Korea	India	Italy
Sovereign
Net inventory[1]	$1,136	$509	$2,737	$2,176	$2,092
Net counterparty exposure[2]	—	—	338	—	12
Exposure before hedges	1,136	509	3,075	2,176	2,104
Hedges[3]	(8)	(12)	(35)	—	(29)
Net exposure	$1,128	$497	$3,040	$2,176	$2,075
Non-sovereign
Net inventory[1]	$712	$759	$180	$953	$167
Net counterparty exposure[2]	427	674	963	749	843
Loans	2,158	1,397	—	52	174
Lending commitments	689	974	—	—	881
Exposure before hedges	3,986	3,804	1,143	1,754	2,065
Hedges[3]	(277)	(130)	(35)	(10)	(335)
Net exposure	$3,709	$3,674	$1,108	$1,744	$1,730
Total net exposure	$4,837	$4,171	$4,148	$3,920	$3,805
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
3.Amounts represent net CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures. Amounts are based on the CDS notional amount assuming zero recovery adjusted for the fair value of any receivable or payable. For further description of the contractual terms for purchased credit protection and whether they may limit the effectiveness of our hedges, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2024 Form 10-K.
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, human factors (e.g., inappropriate or unlawful conduct) or external events (e.g., cyberattacks or third-party vulnerabilities) that may manifest as, for example, loss of information, business disruption, theft and fraud, legal and compliance risks, or damage to physical assets. We may incur operational risk across the full scope of our business activities, including revenue-generating activities and support and control groups (e.g., IT and trade processing). For a further discussion about our operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk” in the 2024 Form 10-K.
Model Risk
Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision-making, noncompliance with applicable laws and/or regulations or damage to the Firm's reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions. Model risk is generated from the use of models impacting financial statements, regulatory filings, capital adequacy assessments and the formulation of strategy. For a further discussion about our model risk, see “Quantitative and Qualitative Disclosures about Risk—Model Risk” in the 2024 Form 10-K.
Liquidity Risk
Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about our liquidity risk, see “Quantitative and Qualitative Disclosures about Risk—Liquidity Risk” in the 2024 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” herein.
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

34	March 2025 Form 10-Q

Risk Disclosures
terrorist financing, and anti-corruption rules and regulations. For a further discussion about our legal and compliance risk, see “Quantitative and Qualitative Disclosures about Risk—Legal, Regulatory and Compliance Risk” in the 2024 Form 10-K.
Climate Risk
Climate change manifests as physical and transition risks. The physical risks of climate change include harm to people and property arising from acute climate-related events, such as floods, hurricanes, heatwaves, droughts and wildfires, and chronic, longer-term shifts in climate patterns, such as higher global average temperatures, rising sea levels and long-term droughts. The transition risks of climate change include policy, legal, technology and market changes. Examples of these transition risks include changes in consumer and business sentiment, related technologies, shareholder preferences and any additional regulatory and legislative requirements, including increased disclosure or regulation of carbon emissions. Climate risk, which is not expected to have a significant effect on our consolidated results of operations or financial condition in the near term, is an overarching risk that can impact other categories of risk. For a further discussion about our climate risk, see “Quantitative and Qualitative Disclosures about Risk—Climate Risk” in the 2024 Form 10-K.

March 2025 Form 10-Q	35

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of March 31, 2025, and the related condensed consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Firm as of December 31, 2024, and the related consolidated income statement, comprehensive income statement, cash flow statement and statement of changes in total equity for the year then ended (not presented herein) included in the Firm’s Annual Report on Form 10-K; and in our report dated February 21, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP
New York, New York
May 5, 2025

36	March 2025 Form 10-Q

Consolidated Income Statement (Unaudited)

	Three Months Ended March 31,
in millions, except per share data	2025	2024
Revenues
Investment banking	$1,711	$1,589
Trading	5,111	4,852
Investments	369	137
Commissions and fees	1,481	1,227
Asset management	5,963	5,269
Other	751	266
Total non-interest revenues	15,386	13,340
Interest income	13,748	12,930
Interest expense	11,395	11,134
Net interest	2,353	1,796
Net revenues	17,739	15,136
Provision for credit losses	135	(6)
Non-interest expenses
Compensation and benefits	7,521	6,696
Brokerage, clearing and exchange fees	1,222	921
Information processing and communications	1,050	976
Professional services	674	639
Occupancy and equipment	449	441
Marketing and business development	238	217
Other	906	857
Total non-interest expenses	12,060	10,747
Income before provision for income taxes	5,544	4,395
Provision for income taxes	1,173	933
Net income	$4,371	$3,462
Net income applicable to noncontrolling interests	56	50
Net income applicable to Morgan Stanley	$4,315	$3,412
Preferred stock dividends	158	146
Earnings applicable to Morgan Stanley common shareholders	$4,157	$3,266
Earnings per common share
Basic	$2.62	$2.04
Diluted	$2.60	$2.02
Average common shares outstanding
Basic	1,584	1,601
Diluted	1,600	1,616
Consolidated Comprehensive Income Statement
(Unaudited)

	Three Months Ended March 31,
$ in millions	2025	2024
Net income	$4,371	$3,462
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	188	(173)
Change in net unrealized gains (losses) on available-for-sale securities	358	68
Pension and other	2	4
Change in net debt valuation adjustment	338	(563)
Net change in cash flow hedges	17	(28)
Total other comprehensive income (loss)	$903	$(692)
Comprehensive income	$5,274	$2,770
Net income applicable to noncontrolling interests	56	50
Other comprehensive income (loss) applicable to noncontrolling interests	50	(56)
Comprehensive income applicable to Morgan Stanley	$5,168	$2,776

See Notes to Consolidated Financial Statements	37	March 2025 Form 10-Q

Consolidated Balance Sheet

$ in millions, except share data	(Unaudited) At March 31, 2025	At December 31, 2024
Assets
Cash and cash equivalents	$90,739	$105,386
Trading assets at fair value ($203,124 and $148,945 pledged as collateral)	400,243	331,884
Investment securities:
Available-for-sale at fair value (amortized cost of $101,770 and $101,960)	98,888	98,608
Held-to-maturity (fair value of $50,549 and $51,203)	59,394	61,071
Securities purchased under agreements to resell (includes $— and $— at fair value)	119,048	118,565
Securities borrowed	140,226	123,859
Customer and other receivables	92,153	86,158
Loans:
Held for investment (net of allowance for credit losses of $1,133 and $1,066)	232,792	225,834
Held for sale	16,111	12,319
Goodwill	16,714	16,706
Intangible assets (net of accumulated amortization of $5,585 and $5,445)	6,305	6,453
Other assets	27,683	28,228
Total assets	$1,300,296	$1,215,071
Liabilities
Deposits (includes $6,681 and $6,499 at fair value)	$381,563	$376,007
Trading liabilities at fair value	170,009	153,764
Securities sold under agreements to repurchase (includes $986 and $956 at fair value)	69,272	50,067
Securities loaned	16,604	15,226
Other secured financings (includes $17,757 and $14,088 at fair value)	22,267	21,602
Customer and other payables	201,731	175,938
Other liabilities and accrued expenses	25,613	28,220
Borrowings (includes $112,094 and $103,332 at fair value)	305,390	288,819
Total liabilities	1,192,449	1,109,643
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	9,750	9,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,606,806,297 and 1,606,653,706	20	20
Additional paid-in capital	29,773	30,179
Retained earnings	107,653	104,989
Employee stock trusts	5,277	5,103
Accumulated other comprehensive income (loss)	(5,961)	(6,814)
Common stock held in treasury at cost, $0.01 par value (432,087,682 and 432,240,273 shares)	(34,423)	(33,613)
Common stock issued to employee stock trusts	(5,277)	(5,103)
Total Morgan Stanley shareholders’ equity	106,812	104,511
Noncontrolling interests	1,035	917
Total equity	107,847	105,428
Total liabilities and equity	$1,300,296	$1,215,071

March 2025 Form 10-Q	38	See Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Total Equity (Unaudited)

	Three Months Ended March 31,
$ in millions	2025	2024
Preferred stock
Beginning and ending balance	$9,750	$8,750
Common stock
Beginning and ending balance	20	20
Additional paid-in capital
Beginning balance	30,179	29,832
Share-based award activity	(406)	(786)
Ending balance	29,773	29,046
Retained earnings
Beginning balance	104,989	97,996
Cumulative adjustment related to the adoption of an accounting standard update[1]	—	(60)
Net income applicable to Morgan Stanley	4,315	3,412
Preferred stock dividends[2]	(158)	(146)
Common stock dividends[2]	(1,492)	(1,390)
Other net increases (decreases)	(1)	(1)
Ending balance	107,653	99,811
Employee stock trusts
Beginning balance	5,103	5,314
Share-based award activity	174	(64)
Ending balance	5,277	5,250
Accumulated other comprehensive income (loss)
Beginning balance	(6,814)	(6,421)
Net change in Accumulated other comprehensive income (loss)	853	(636)
Ending balance	(5,961)	(7,057)
Common stock held in treasury at cost
Beginning balance	(33,613)	(31,139)
Share-based award activity	1,220	1,485
Repurchases of common stock and employee tax withholdings	(2,030)	(1,718)
Ending balance	(34,423)	(31,372)
Common stock issued to employee stock trusts
Beginning balance	(5,103)	(5,314)
Share-based award activity	(174)	64
Ending balance	(5,277)	(5,250)
Noncontrolling interests
Beginning balance	917	944
Net income applicable to noncontrolling interests	56	50
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	50	(56)
Other net increases (decreases)	12	4
Ending balance	1,035	942
Total equity	$107,847	$100,140
1.The Firm adopted the Investments - Tax Credit Structures accounting standard update on January 1, 2024. Refer to Note 2 to the financial statements in the 2024 Form 10-K for further information.
2. See Note 16 for information regarding dividends per share for each class of stock.

See Notes to Consolidated Financial Statements	39	March 2025 Form 10-Q

Consolidated Cash Flow Statement (Unaudited)

	Three Months Ended March 31,
$ in millions	2025	2024
Cash flows from operating activities
Net income	$4,371	$3,462
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	539	442
Depreciation and amortization	865	975
Provision for credit losses	135	(6)
Other operating adjustments	(2)	(12)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(48,968)	(1,395)
Securities borrowed	(16,367)	(11,761)
Securities loaned	1,378	888
Customer and other receivables and other assets	(9,109)	272
Customer and other payables and other liabilities	24,460	3,735
Securities purchased under agreements to resell	(483)	(11,993)
Securities sold under agreements to repurchase	19,205	19,753
Net cash provided by (used for) operating activities	(23,976)	4,360
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software	(713)	(816)
Changes in loans, net	(6,486)	(355)
AFS securities:
Purchases	(6,562)	(9,019)
Proceeds from sales	1,714	4,548
Proceeds from paydowns and maturities	5,314	5,308
HTM securities:
Purchases	—	(1,453)
Proceeds from paydowns and maturities	1,723	3,112
Other investing activities	(24)	(271)
Net cash provided by (used for) investing activities	(5,034)	1,054
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	(683)	1,225
Deposits	5,520	534
Proceeds from issuance of Borrowings	32,439	28,079
Payments for:
Borrowings	(20,845)	(17,721)
Repurchases of common stock and employee tax withholdings	(2,030)	(1,718)
Cash dividends	(1,616)	(1,496)
Other financing activities	260	(46)
Net cash provided by (used for) financing activities	13,045	8,857
Effect of exchange rate changes on cash and cash equivalents	1,318	(1,198)
Net increase (decrease) in cash and cash equivalents	(14,647)	13,073
Cash and cash equivalents, at beginning of period	105,386	89,232
Cash and cash equivalents, at end of period	$90,739	$102,305
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$12,464	$11,878
Income taxes, net of refunds	534	233

March 2025 Form 10-Q	40	See Notes to Consolidated Financial Statements

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
A description of the clients and principal products and services of each of the Firm’s business segments is as follows:
Institutional Securities provides a variety of products and services to corporations, governments, financial institutions and ultra-high net worth clients. Investment Banking services consist of capital raising and financial advisory services, including the underwriting of debt, equity securities and other products, as well as advice on mergers and acquisitions, restructurings and project finance. Our Markets business, which comprises Equity and Fixed Income, provides sales, financing, prime brokerage, market-making, Asia wealth management services and certain business-related investments. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending securities-based and other financing to clients. Other activities include research.
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
The accompanying financial statements should be read in conjunction with the Firm’s financial statements and notes thereto included in the 2024 Form 10-K. Certain footnote disclosures included in the 2024 Form 10-K have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP. The financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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
For a discussion of the Firm’s significant regulated U.S. and international subsidiaries and its involvement with VIEs, see Note 1 to the financial statements in the 2024 Form 10-K.

41	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the 2024 Form 10-K.
During the three months ended March 31, 2025 there were no significant updates to the Firm’s significant accounting policies.
3. Cash and Cash Equivalents

$ in millions	At March 31, 2025	At December 31, 2024
Cash and due from banks	$4,450	$4,436
Interest bearing deposits with banks	86,289	100,950
Total Cash and cash equivalents	$90,739	$105,386
Restricted cash	$29,904	$29,643
For additional information on cash and cash equivalents, including restricted cash, see Note 2 to the financial statements in the 2024 Form 10-K.
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2025
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$57,324	$52,857	$—	$—	$110,181
Other sovereign government obligations	40,899	14,769	29	—	55,697
State and municipal securities	—	2,695	—	—	2,695
MABS	—	2,216	346	—	2,562
Loans and lending commitments[2]	—	8,040	2,026	—	10,066
Corporate and other debt	—	36,936	1,434	—	38,370
Corporate equities[3,5]	129,155	977	163	—	130,295
Derivative and other contracts:
Interest rate	3,194	123,090	285	—	126,569
Credit	—	10,997	338	—	11,335
Foreign exchange	24	72,661	383	—	73,068
Equity	1,576	73,907	694	—	76,177
Commodity and other	543	13,521	1,875	—	15,939
Netting[1]	(3,946)	(222,991)	(601)	(39,325)	(266,863)
Total derivative and other contracts	1,391	71,185	2,974	(39,325)	36,225
Investments[4,5]	789	1,108	779	—	2,676
Physical commodities	—	5,018	—	—	5,018
Total trading assets[4]	229,558	195,801	7,751	(39,325)	393,785
Investment securities—AFS	70,482	28,406	—	—	98,888
Total assets at fair value	$300,040	$224,207	$7,751	$(39,325)	$492,673

	At March 31, 2025
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$6,678	$3	$—	$6,681
Trading liabilities:
U.S. Treasury and agency securities	24,209	56	—	—	24,265
Other sovereign government obligations	27,326	3,767	4	—	31,097
Corporate and other debt	—	14,938	11	—	14,949
Corporate equities[3]	63,777	106	13	—	63,896
Derivative and other contracts:
Interest rate	3,161	111,591	408	—	115,160
Credit	1	11,436	209	—	11,646
Foreign exchange	196	67,957	78	—	68,231
Equity	1,807	90,903	1,579	—	94,289
Commodity and other	584	12,688	1,013	—	14,285
Netting[1]	(3,946)	(222,991)	(601)	(40,270)	(267,808)
Total derivative and other contracts	1,803	71,584	2,686	(40,270)	35,803
Total trading liabilities	117,115	90,451	2,714	(40,270)	170,010
Securities sold under agreements to repurchase	—	326	660	—	986
Other secured financings	—	17,322	435	—	17,757
Borrowings	—	111,192	902	—	112,094
Total liabilities at fair value	$117,115	$225,969	$4,714	$(40,270)	$307,528

	At December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$54,436	$44,332	$—	$—	$98,768
Other sovereign government obligations	25,179	9,969	17	—	35,165
State and municipal securities	—	2,993	—	—	2,993
MABS	—	2,231	281	—	2,512
Loans and lending commitments[2]	—	7,602	1,059	—	8,661
Corporate and other debt	—	30,394	1,258	—	31,652
Corporate equities[3,5]	102,874	606	154	—	103,634
Derivative and other contracts:
Interest rate	4,154	124,309	343	—	128,806
Credit	—	8,783	367	—	9,150
Foreign exchange	65	108,037	620	—	108,722
Equity	2,704	72,532	446	—	75,682
Commodity and other	1,366	12,370	2,195	—	15,931
Netting[1]	(6,471)	(251,771)	(645)	(40,835)	(299,722)
Total derivative and other contracts	1,818	74,260	3,326	(40,835)	38,569
Investments[4,5]	808	933	754	—	2,495
Physical commodities	—	1,229	—	—	1,229
Total trading assets[4]	185,115	174,549	6,849	(40,835)	325,678
Investment securities—AFS	69,834	28,774	—	—	98,608
Total assets at fair value	$254,949	$203,323	$6,849	$(40,835)	$424,286

March 2025 Form 10-Q	42

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$6,498	$1	$—	$6,499
Trading liabilities:
U.S. Treasury and agency securities	21,505	3	—	—	21,508
Other sovereign government obligations	20,724	3,712	84	—	24,520
Corporate and other debt	—	9,032	11	—	9,043
Corporate equities[3]	60,653	95	15	—	60,763
Derivative and other contracts:
Interest rate	3,615	114,179	396	—	118,190
Credit	—	9,302	270	—	9,572
Foreign exchange	147	104,793	31	—	104,971
Equity	3,241	90,639	1,594	—	95,474
Commodity and other	1,461	11,215	887	—	13,563
Netting[1]	(6,471)	(251,771)	(645)	(44,953)	(303,840)
Total derivative and other contracts	1,993	78,357	2,533	(44,953)	37,930
Total trading liabilities	104,875	91,199	2,643	(44,953)	153,764
Securities sold under agreements to repurchase	—	512	444	—	956
Other secured financings	—	14,012	76	—	14,088
Borrowings	—	102,385	947	—	103,332
Total liabilities at fair value	$104,875	$214,606	$4,111	$(44,953)	$278,639
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
5.At March 31, 2025 and December 31, 2024, the Firm’s Trading assets included an insignificant amount of equity securities subject to contractual sale restrictions that generally prohibit the Firm from selling the security for a period of time as of the measurement date.
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At March 31, 2025	At December 31, 2024
Commercial real estate	$823	$498
Residential real estate	2,521	1,922
Securities-based lending and Other loans	6,722	6,241
Total	$10,066	$8,661
Unsettled Fair Value of Futures Contracts1

$ in millions	At March 31, 2025	At December 31, 2024
Customer and other receivables (payables), net	$1,823	$1,914
1.These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.
For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 4 to the financial statements in the 2024 Form 10-K. During the current quarter, there were no significant revisions made to the Firm’s valuation techniques.
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended March 31,
$ in millions	2025	2024
Other sovereign government obligations
Beginning balance	$17	$94
Realized and unrealized gains (losses)	(1)	(2)
Purchases	5	3
Sales	(3)	(8)
Net transfers	11	(23)
Ending balance	$29	$64
Unrealized gains (losses)	$—	$1
State and municipal securities
Beginning balance	$—	$34
Purchases	—	2
Sales	—	(32)
Net transfers	—	98
Ending balance	$—	$102
Unrealized gains (losses)	$—	$—
MABS
Beginning balance	$281	$489
Realized and unrealized gains (losses)	—	6
Purchases	92	48
Sales	(78)	(84)
Net transfers	51	(2)
Ending balance	$346	$457
Unrealized gains (losses)	$—	$(8)
Loans and lending commitments
Beginning balance	$1,059	$2,066
Realized and unrealized gains (losses)	6	(10)
Purchases and originations	759	483
Sales	(432)	(410)
Settlements	(12)	(122)
Net transfers	646	(112)
Ending balance	$2,026	$1,895
Unrealized gains (losses)	$7	$(10)
Corporate and other debt
Beginning balance	$1,258	$1,983
Realized and unrealized gains (losses)	(33)	50
Purchases and originations	426	196
Sales	(275)	(122)
Settlements	—	(2)
Net transfers	58	(63)
Ending balance	$1,434	$2,042
Unrealized gains (losses)	$(1)	$108
Corporate equities
Beginning balance	$154	$199
Realized and unrealized gains (losses)	(21)	(64)
Purchases	52	10
Sales	(57)	(12)
Net transfers	35	135
Ending balance	$163	$268
Unrealized gains (losses)	$—	$(2)

43	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2025	2024
Investments
Beginning balance	$754	$949
Realized and unrealized gains (losses)	22	20
Purchases	24	3
Sales	(25)	(2)
Net transfers	4	—
Ending balance	$779	$970
Unrealized gains (losses)	$10	$(5)
Net derivatives: Interest rate
Beginning balance	$(53)	$(73)
Realized and unrealized gains (losses)	(119)	113
Purchases	10	31
Issuances	(12)	(16)
Settlements	18	(112)
Net transfers	33	105
Ending balance	$(123)	$48
Unrealized gains (losses)	$(116)	$119
Net derivatives: Credit
Beginning balance	$97	$96
Realized and unrealized gains (losses)	(22)	(11)
Settlements	34	48
Net transfers	20	(6)
Ending balance	$129	$127
Unrealized gains (losses)	$(54)	$(9)
Net derivatives: Foreign exchange
Beginning balance	$589	$(365)
Realized and unrealized gains (losses)	(243)	301
Purchases	—	9
Settlements	(30)	(28)
Net transfers	(11)	103
Ending balance	$305	$20
Unrealized gains (losses)	$(201)	$348
Net derivatives: Equity
Beginning balance	$(1,148)	$(1,102)
Realized and unrealized gains (losses)	380	171
Purchases	175	47
Issuances	(144)	(49)
Settlements	(288)	77
Net transfers	140	(133)
Ending balance	$(885)	$(989)
Unrealized gains (losses)	$298	$192
Net derivatives: Commodity and other
Beginning balance	$1,308	$1,290
Realized and unrealized gains (losses)	23	44
Purchases	22	87
Issuances	(22)	(44)
Settlements	(64)	(153)
Net transfers	(405)	(14)
Ending balance	$862	$1,210
Unrealized gains (losses)	$(5)	$(132)
Deposits
Beginning balance	$1	$33
Realized and unrealized losses (gains)	—	1
Issuances	2	2
Settlements	(1)	(1)
Net transfers	1	16
Ending balance	$3	$51
Unrealized losses (gains)	$—	$1

	Three Months Ended March 31,
$ in millions	2025	2024
Nonderivative trading liabilities
Beginning balance	$110	$60
Realized and unrealized losses (gains)	(4)	4
Purchases	(26)	(38)
Sales	25	27
Net transfers	(77)	20
Ending balance	$28	$73
Unrealized losses (gains)	$—	$4
Securities sold under agreements to repurchase
Beginning balance	$444	$449
Realized and unrealized losses (gains)	13	11
Net transfers	203	—
Ending balance	$660	$460
Unrealized losses (gains)	$13	$11
Other secured financings
Beginning balance	$76	$92
Realized and unrealized losses (gains)	10	(4)
Issuances	139	7
Settlements	(5)	(21)
Net transfers	215	—
Ending balance	$435	$74
Unrealized losses (gains)	$10	$(4)
Borrowings
Beginning balance	$947	$1,878
Realized and unrealized losses (gains)	7	51
Issuances	91	217
Settlements	(86)	(109)
Net transfers	(57)	(10)
Ending balance	$902	$2,027
Unrealized losses (gains)	$3	$50
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	(2)	22
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
Additionally, in the previous tables, consolidations of VIEs are included in Purchases, and deconsolidations of VIEs are included in Settlements.

March 2025 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2025	At December 31, 2024
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$29	$17
Comparable pricing:
Bond price	60 to 104 points (92 points)	45 to 104 points (75 points)
MABS	$346	$281
Comparable pricing:
Bond price	29 to 98 points (71 points)	27 to 98 points (67 points)
Loans and lending commitments	$2,026	$1,059
Margin loan model:
Margin loan rate	1% to 3% (2%)	1% to 4% (3%)
Comparable pricing:
Loan price	50 to 102 points (94 points)	49 to 102 points (90 points)
Corporate and other debt	$1,434	$1,258
Comparable pricing:
Bond price	28 to 131 points (84 points)	28 to 130 points (83 points)
Discounted cash flow:
Loss given default	54% to 85% (68% / 54%)	54% to 84% (62% / 54%)
Corporate equities	$163	$154
Comparable pricing:
Equity price	100%	100%
Investments	$779	$754
Discounted cash flow:
WACC	10% to 21% (15%)	12% to 21% (16%)
Exit multiple	9 to 10 times (10 times)	9 to 10 times (10 times)
Market approach:
EBITDA multiple	18 times	20 times
Comparable pricing:
Equity price	24% to 100% (85%)	24% to 100% (84%)
Net derivative and other contracts:
Interest rate	$(123)	$(53)
Option model:
IR volatility skew	44% to 97% (74% / 78%)	72% to 97% (81% / 79%)
IR curve correlation	28% to 98% (82% / 85%)	28% to 99% (83% / 86%)
Bond volatility	81% to 152% (100% / 98%)	78% to 148% (92% / 92%)
Inflation volatility	32% to 67% (44% / 40%)	30% to 68% (44% / 38%)
Credit	$129	$97
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 92 points (46 points)	0 to 90 points (48 points)
Credit spread	40 to 1,667 bps (158 bps)	10 to 360 bps (90 bps)
Funding spread	10 to 597 bps (73 bps)	10 to 590 bps (76 bps)
Foreign exchange[2]	$305	$589
Option model:
IR curve	10% to 10% (10% / 10%)	5% to 10% (8% / 8%)
Contingency probability	90% to 95% (91% / 95%)	90% to 95% (91% / 95%)

Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2025	At December 31, 2024
Equity[2]	$(885)	$(1,148)
Option model:
Equity volatility	6% to 92% (18%)	7% to 98% (20%)
Equity volatility skew	-2% to 0% (-1%)	-2% to 0% (-1%)
Equity correlation	15% to 96% (59%)	20% to 94% (58%)
FX correlation	-67% to 60% (-32%)	-68% to 60% (-36%)
IR correlation	10% to 15% (10%)	N/M
Commodity and other	$862	$1,308
Option model:
Forward power price	$1 to $173 ($53) per MWh	$0 to $185 ($48) per MWh
Commodity volatility	17% to 100% (34%)	0% to 165% (37%)
Cross-commodity correlation	69% to 99% (94%)	54% to 100% (94%)
Liabilities Measured at Fair Value on a Recurring Basis
Securities sold under agreements to repurchase	$660	$444
Discounted cash flow:
Funding spread	21 to 132 bps (68 / 69 bps)	11 to 102 bps (36 / 26 bps)
Other secured financings	$435	$76
Comparable pricing:
Loan price	0 to 106 points (96 points)	0 to 100 points (33 points)
Borrowings	$902	$947
Option model:
Equity volatility	5% to 68% (26%)	7% to 71% (21%)
Equity volatility skew	-2% to 1% (-1%)	-2% to 0% (0%)
Equity correlation	41% to 94% (78%)	53% to 64% (58%)
Equity - FX correlation	-62% to 27% (-23%)	-52% to 24% (-12%)
Credit default swap model:
Credit spread	341 to 539 bps (440 bps)	247 to 433 bps (340 bps)
Discounted cash flow:
Loss given default	54% to 85% (68% / 54%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$2,332	$4,518
Corporate loan model:
Credit spread	94 to 1,086 bps (468 bps)	109 to 1,469 bps (1,007 bps)
Comparable pricing:
Loan price	25 to 100 points (84 points)	25 to 100 points (71 points)
Warehouse model:
Credit spread	202 to 285 bps (255 bps)	207 to 280 bps (254 bps)
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

45	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 4 to the financial statements in the 2024 Form 10-K. During the three months ended March 31, 2025, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
Net Asset Value Measurements
Fund Interests

	At March 31, 2025		At December 31, 2024
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity and other	$2,916	$616	$2,653	$644
Real estate	3,446	198	3,461	214
Hedge	96	2	92	2
Total	$6,458	$816	$6,206	$860
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
For a description of the Firm’s investments in private equity and other funds, real estate funds and hedge funds, which are measured based on NAV, see Note 4 to the financial statements in the 2024 Form 10-K.
See Note 13 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received. See Note 19 for information regarding unrealized carried interest at risk of reversal.
Nonredeemable Funds by Contractual Maturity

	Carrying Value at March 31, 2025
$ in millions	Private Equity and Other	Real Estate
Less than 5 years	$1,074	$2,070
5-10 years	1,670	1,245
Over 10 years	172	131
Total	$2,916	$3,446
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At March 31, 2025
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,749	$2,332	$4,081
Other assets—Other investments	—	59	59
Total	$1,749	$2,391	$4,140
Liabilities
Other liabilities and accrued expenses—Lending commitments	$56	$23	$79
Total	$56	$23	$79

	At December 31, 2024
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,607	$4,518	$6,125
Other assets—Other investments	—	58	58
Other assets—ROU assets	23	—	23
Total	$1,630	$4,576	$6,206
Liabilities
Other liabilities and accrued expenses—Lending commitments	$48	$33	$81
Total	$48	$33	$81
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended March 31,
$ in millions	2025	2024
Assets
Loans[2]	$19	$(22)
Other assets—Other investments[3]	(6)	—
Other assets—Premises, equipment and software[4]	(5)	—
Total	$8	$(22)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$(8)	$1
Total	$(8)	$1
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

March 2025 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)
3.Losses related to Other assets—Other investments were determined using techniques that included discounted cash flow models, methodologies that incorporate multiples of certain comparable companies and recently executed transactions.
4.Losses related to Other assets—Premises, equipment and software generally include impairments as well as write-offs related to the disposal of certain assets.
Financial Instruments Not Measured at Fair Value

	At March 31, 2025
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$90,739	$90,739	$—	$—	$90,739
Investment securities—HTM	59,394	15,064	34,283	1,202	50,549
Securities purchased under agreements to resell	119,048	—	117,539	1,550	119,089
Securities borrowed	140,226	—	140,226	—	140,226
Customer and other receivables	85,428	—	81,167	4,131	85,298
Loans[1]
Held for investment	232,792	—	15,388	212,932	228,320
Held for sale	16,111	—	11,181	5,043	16,224
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$374,882	$—	$375,281	$—	$375,281
Securities sold under agreements to repurchase	68,286	—	68,268	—	68,268
Securities loaned	16,604	—	16,598	—	16,598
Other secured financings	4,510	—	4,507	—	4,507
Customer and other payables	201,626	—	201,626	—	201,626
Borrowings	193,296	—	195,133	173	195,306
	Commitment Amount
Lending commitments[2]	$179,499	$—	$1,207	$1,046	$2,253

	At December 31, 2024
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$105,386	$105,386	$—	$—	$105,386
Investment securities—HTM	61,071	15,803	34,180	1,220	51,203
Securities purchased under agreements to resell	118,565	—	117,151	1,450	118,601
Securities borrowed	123,859	—	123,859	—	123,859
Customer and other receivables	79,586	—	75,361	4,056	79,417
Loans[1]
Held for investment	225,834	—	17,859	202,297	220,156
Held for sale	12,319	—	6,324	6,115	12,439
Other assets	839	—	839	—	839
Financial liabilities
Deposits	$369,508	$—	$370,039	$—	$370,039
Securities sold under agreements to repurchase	49,111	—	49,103	—	49,103
Securities loaned	15,226	—	15,228	—	15,228
Other secured financings	7,514	—	7,511	—	7,511
Customer and other payables	175,890	—	175,890	—	175,890
Borrowings	185,487	—	188,269	93	188,362
	Commitment Amount
Lending commitments[2]	$175,774	$—	$1,094	$839	$1,933
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At March 31, 2025	At December 31, 2024
Business Unit Responsible for Risk Management
Equity	$54,584	$49,144
Interest rates	38,261	34,451
Commodities	13,594	14,829
Credit	4,022	3,306
Foreign exchange	1,633	1,602
Total	$112,094	$103,332

47	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Net Revenues from Liabilities under the Fair Value Option

$ in millions	Trading Revenues	Interest Expense	Net Revenues[1]
Three Months Ended March 31, 2025
Borrowings	$(1,788)	$200	$(1,988)
Deposits	(37)	53	(90)
Three Months Ended March 31, 2024
Borrowings	$(114)	$144	$(258)
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended March 31,
	2025		2024
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(6)	$—	$26	$—
Lending commitments	(1)	—	(3)	—
Deposits	—	50	—	(4)
Borrowings	(9)	398	(10)	(737)

$ in millions	At March 31, 2025	At December 31, 2024
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(2,420)	$(2,868)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At March 31, 2025	At December 31, 2024
Loans and other receivables[2]	$10,430	$10,207
Nonaccrual loans[2]	7,821	7,719
Borrowings[3]	3,483	3,249
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
Fair Value Loans on Nonaccrual Status

$ in millions	At March 31, 2025	At December 31, 2024
Nonaccrual loans	$993	$647
Nonaccrual loans 90 or more days past due	169	155
6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at March 31, 2025
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$3	$1	$—	$4
Foreign exchange	24	36	—	60
Total	27	37	—	64
Not designated as accounting hedges
Economic hedges of loans
Credit	10	41	—	51
Other derivatives
Interest rate	112,780	13,552	233	126,565
Credit	5,334	5,950	—	11,284
Foreign exchange	69,758	3,201	49	73,008
Equity	23,812	—	52,365	76,177
Commodity and other	13,037	—	2,902	15,939
Total	224,731	22,744	55,549	303,024
Total gross derivatives	$224,758	$22,781	$55,549	$303,088
Amounts offset
Counterparty netting	(155,334)	(20,374)	(52,628)	(228,336)
Cash collateral netting	(36,365)	(2,162)	—	(38,527)
Total in Trading assets	$33,059	$245	$2,921	$36,225
Amounts not offset[1]
Financial instruments collateral	(15,989)	—	—	(15,989)
Net amounts	$17,070	$245	$2,921	$20,236
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,816

	Liabilities at March 31, 2025
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$471	$—	$—	$471
Foreign exchange	51	12	—	63
Total	522	12	—	534
Not designated as accounting hedges
Economic hedges of loans
Credit	45	629	—	674
Other derivatives
Interest rate	102,629	11,842	218	114,689
Credit	5,458	5,514	—	10,972
Foreign exchange	64,762	3,190	216	68,168
Equity	39,848	—	54,441	94,289
Commodity and other	11,322	1	2,962	14,285
Total	224,064	21,176	57,837	303,077
Total gross derivatives	$224,586	$21,188	$57,837	$303,611
Amounts offset
Counterparty netting	(155,333)	(20,374)	(52,628)	(228,335)
Cash collateral netting	(38,682)	(791)	—	(39,473)
Total in Trading liabilities	$30,571	$23	$5,209	$35,803
Amounts not offset[1]
Financial instruments collateral	(5,475)	—	(3,451)	(8,926)
Net amounts	$25,096	$23	$1,758	$26,877
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				4,733

48	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Assets at December 31, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$4	$—	$—	$4
Foreign exchange	185	122	—	307
Total	189	122	—	311
Not designated as accounting hedges
Economic hedges of loans
Credit	—	28	—	28
Other derivatives
Interest rate	115,520	13,163	119	128,802
Credit	4,711	4,411	—	9,122
Foreign exchange	104,024	4,301	90	108,415
Equity	24,368	—	51,314	75,682
Commodity and other	14,071	—	1,860	15,931
Total	262,694	21,903	53,383	337,980
Total gross derivatives	$262,883	$22,025	$53,383	$338,291
Amounts offset
Counterparty netting	(188,069)	(20,276)	(51,168)	(259,513)
Cash collateral netting	(38,511)	(1,698)	—	(40,209)
Total in Trading assets	$36,303	$51	$2,215	$38,569
Amounts not offset[1]
Financial instruments collateral	(17,837)	—	—	(17,837)
Net amounts	$18,466	$51	$2,215	$20,732
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,354

	Liabilities at December 31, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$533	$—	$—	$533
Foreign exchange	3	—	—	3
Total	536	—	—	536
Not designated as accounting hedges
Economic hedges of loans
Credit	53	718	—	771
Other derivatives
Interest rate	104,495	13,038	124	117,657
Credit	4,941	3,860	—	8,801
Foreign exchange	100,730	4,085	153	104,968
Equity	42,332	—	53,142	95,474
Commodity and other	11,584	—	1,979	13,563
Total	264,135	21,701	55,398	341,234
Total gross derivatives	$264,671	$21,701	$55,398	$341,770
Amounts offset
Counterparty netting	(188,070)	(20,276)	(51,168)	(259,514)
Cash collateral netting	(43,126)	(1,200)	—	(44,326)
Total in Trading liabilities	$33,475	$225	$4,230	$37,930
Amounts not offset[1]
Financial instruments collateral	(6,338)	—	(2,658)	(8,996)
Net amounts	$27,137	$225	$1,572	$28,934
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,321
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
Notionals of Derivative Contracts

	Assets at March 31, 2025
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$135	$—	$135
Foreign exchange	6	2	—	8
Total	6	137	—	143
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	4,170	6,122	487	10,779
Credit	259	215	—	474
Foreign exchange	3,805	254	14	4,073
Equity	665	—	701	1,366
Commodity and other	138	—	82	220
Total	9,037	6,591	1,284	16,912
Total gross derivatives	$9,043	$6,728	$1,284	$17,055

	Liabilities at March 31, 2025
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$219	$—	$221
Foreign exchange	10	1	—	11
Total	12	220	—	232
Not designated as accounting hedges
Economic hedges of loans
Credit	2	22	—	24
Other derivatives
Interest rate	4,265	6,748	465	11,478
Credit	269	192	—	461
Foreign exchange	3,981	240	36	4,257
Equity	835	—	1,079	1,914
Commodity and other	118	—	82	200
Total	9,470	7,202	1,662	18,334
Total gross derivatives	$9,482	$7,422	$1,662	$18,566

	Assets at December 31, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$—	$108	$—	$108
Foreign exchange	14	4	—	18
Total	14	112	—	126
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	3,713	4,367	442	8,522
Credit	208	149	—	357
Foreign exchange	2,717	171	9	2,897
Equity	591	—	609	1,200
Commodity and other	137	—	77	214
Total	7,366	4,687	1,137	13,190
Total gross derivatives	$7,380	$4,799	$1,137	$13,316

49	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at December 31, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$2	$193	$—	$195
Foreign exchange	1	—	—	1
Total	3	193	—	196
Not designated as accounting hedges
Economic hedges of loans
Credit	2	20	—	22
Other derivatives
Interest rate	3,626	4,468	417	8,511
Credit	230	133	—	363
Foreign exchange	2,763	178	18	2,959
Equity	754	—	826	1,580
Commodity and other	100	—	89	189
Total	7,475	4,799	1,350	13,624
Total gross derivatives	$7,478	$4,992	$1,350	$13,820
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 6 to the financial statements in the 2024 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended
	March 31,
$ in millions	2025	2024
Fair value hedges—Recognized in Interest income
Interest rate contracts	$(493)	$572
Investment Securities—AFS	503	(552)
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$2,317	$(2,127)
Deposits	(49)	10
Borrowings	(2,272)	2,109
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$(435)	$371
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	17	48
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$17	$(47)
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	(5)	(11)
Net change in cash flow hedges included within AOCI	22	(36)
1.During the three months ended March 31, 2025, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of March 31, 2025, is approximately $(21) million. The maximum length of time over which forecasted cash flows are hedged is 32 months.
Fair Value Hedges—Hedged Items

$ in millions	At March 31, 2025	At December 31, 2024
Investment Securities—AFS
Amortized cost basis currently or previously hedged[1]	$54,849	$54,809
Basis adjustments included in amortized cost[2]	$(214)	$(741)
Deposits
Carrying amount currently or previously hedged	$27,536	$21,524
Basis adjustments included in carrying amount[2]	$93	$44
Borrowings
Carrying amount currently or previously hedged	$177,477	$171,834
Basis adjustments included in carrying amount—Outstanding hedges	$(7,821)	$(10,072)
Basis adjustments included in carrying amount—Terminated hedges	$(642)	$(648)
1.Carrying amount represents the amortized cost. At March 31, 2025 and December 31, 2024, the amortized cost of the portfolio layer method closed portfolios was $325 million, of which $178 million was designated as hedged. The cumulative amount of basis adjustments was immaterial as of March 31, 2025 and $(2) million as of December 31, 2024. Refer to Note 2 to the financial statements in the 2024 Form 10-K and Note 7 herein for additional information.
2.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

	Three Months Ended
	March 31,
$ in millions	2025	2024
Recognized in Other revenues
Credit contracts[1]	$(17)	$(123)
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At March 31, 2025	At December 31, 2024
Net derivative liabilities with credit risk-related contingent features	$19,944	$22,414
Collateral posted	14,630	16,252
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At March 31, 2025
One-notch downgrade	$255
Two-notch downgrade	437
Bilateral downgrade agreements included in the amounts above[1]	$558
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

March 2025 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)
agencies. The previous table shows the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers.
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at March 31, 2025
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$16	$33	$40	$15	$104
Non-investment grade	8	16	17	4	45
Total	$24	$49	$57	$19	$149
Index and basket CDS
Investment grade	$4	$12	$7	$3	$26
Non-investment grade	10	22	172	92	296
Total	$14	$34	$179	$95	$322
Total CDS sold	$38	$83	$236	$114	$471
Other credit contracts	—	—	—	3	3
Total credit protection sold	$38	$83	$236	$117	$474
CDS protection sold with identical protection purchased					$410

	Years to Maturity at December 31, 2024
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$15	$31	$37	$10	$93
Non-investment grade	7	16	16	1	40
Total	$22	$47	$53	$11	$133
Index and basket CDS
Investment grade	$3	$12	$10	$—	$25
Non-investment grade	11	22	158	16	207
Total	$14	$34	$168	$16	$232
Total CDS sold	$36	$81	$221	$27	$365
Other credit contracts	—	—	—	3	3
Total credit protection sold	$36	$81	$221	$30	$368
CDS protection sold with identical protection purchased					$303
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At March 31, 2025	At December 31, 2024
Single-name CDS
Investment grade	$2,029	$1,890
Non-investment grade	512	585
Total	$2,541	$2,475
Index and basket CDS
Investment grade	$916	$799
Non-investment grade	1,357	489
Total	$2,273	$1,288
Total CDS sold	$4,814	$3,763
Other credit contracts	125	133
Total credit protection sold	$4,939	$3,896
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At March 31, 2025	At December 31, 2024
Single name	$169	$156
Index and basket	288	193
Tranched index and basket	29	28
Total	$486	$377

	Fair Value Asset (Liability)
$ in millions	At March 31, 2025	At December 31, 2024
Single name	$(2,639)	$(2,693)
Index and basket	(1,741)	(654)
Tranched index and basket	(872)	(962)
Total	$(5,252)	$(4,309)
The Firm enters into credit derivatives, principally CDS, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Firm’s counterparties for these derivatives are banks, broker-dealers, and insurance and other financial institutions.
The fair value amounts as shown in the previous tables are prior to cash collateral or counterparty netting. For further information on credit derivatives and other credit contracts, see Note 6 to the financial statements in the 2024 Form 10-K.

51	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
7. Investment Securities
AFS and HTM Securities

	At March 31, 2025
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$70,638	$83	$239	$70,482
U.S. agency securities[2]	24,317	5	2,362	21,960
Agency CMBS	5,697	—	349	5,348
State and municipal securities	522	—	14	508
FFELP student loan ABS[3]	596	2	8	590
Unallocated basis adjustment[4]	—	—	—	—
Total AFS securities	101,770	90	2,972	98,888
HTM securities
U.S. Treasury securities	15,951	—	887	15,064
U.S. agency securities[2]	40,865	28	7,823	33,070
Agency CMBS	1,115	—	72	1,043
Non-agency CMBS	1,463	7	98	1,372
Total HTM securities	59,394	35	8,880	50,549
Total investment securities	$161,164	$125	$11,852	$149,437

	At December 31, 2024
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$70,160	$62	$388	$69,834
U.S. agency securities[2]	24,113	6	2,652	21,467
Agency CMBS	5,704	—	388	5,316
State and municipal securities	1,373	18	4	1,387
FFELP student loan ABS[3]	612	1	9	604
Unallocated basis adjustment[4]	(2)	2	—	—
Total AFS securities	101,960	89	3,441	98,608
HTM securities
U.S. Treasury securities	16,885	—	1,082	15,803
U.S. agency securities[2]	41,582	4	8,592	32,994
Agency CMBS	1,154	—	88	1,066
Non-agency CMBS	1,450	3	113	1,340
Total HTM securities	61,071	7	9,875	51,203
Total investment securities	$163,031	$96	$13,316	$149,811
1.Amounts are net of any ACL.
2.U.S. agency securities consist mainly of agency mortgage pass-through pool securities, CMOs and agency-issued debt.
3.Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
4.Represents the amount of unallocated portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Portfolio layer method basis adjustments are not allocated to individual securities. Refer to Note 2 to the financial statements in the 2024 Form 10-K and Note 6 herein for additional information.

AFS Securities in an Unrealized Loss Position

	At March 31, 2025		At December 31, 2024
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$10,689	$21	$18,338	$65
12 months or longer	15,825	218	19,629	323
Total	26,514	239	37,967	388
U.S. agency securities
Less than 12 months	1,397	8	765	11
12 months or longer	18,627	2,354	18,996	2,641
Total	20,024	2,362	19,761	2,652
Agency CMBS
12 months or longer	5,004	349	5,018	388
Total	5,004	349	5,018	388
State and municipal securities
Less than 12 months	385	10	242	2
12 months or longer	57	4	62	2
Total	442	14	304	4
FFELP student loan ABS
Less than 12 months	8	—	—	—
12 months or longer	432	8	442	9
Total	440	8	442	9
Total AFS securities in an unrealized loss position
Less than 12 months	12,479	39	19,345	78
12 months or longer	39,945	2,933	44,147	3,363
Total	$52,424	$2,972	$63,492	$3,441
For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2 in the 2024 Form 10-K and the Firm expects to recover the amortized cost basis of these securities. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of March 31, 2025 and December 31, 2024, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at March 31, 2025 and December 31, 2024 reflect an ACL of $59 million and $52 million, respectively, predominantly related to Non-agency CMBS. See Note 2 in the 2024 Form 10-K for a description of the ACL methodology used for HTM Securities.
As of March 31, 2025 and December 31, 2024, 98% of the Firm’s portfolio of HTM securities were investment grade U.S. agency securities, U.S. Treasury securities and Agency CMBS, which were on accrual status and for which there is an underlying assumption of zero credit losses. Non-investment grade HTM securities primarily consisted of certain Non-agency CMBS securities, for which the expected credit losses were insignificant and were predominantly on accrual status at March 31, 2025 and December 31, 2024.

March 2025 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.
Investment Securities by Contractual Maturity

	At March 31, 2025
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$19,725	$19,580	2.5%
After 1 year through 5 years	46,075	46,066	3.8%
After 5 years through 10 years	4,838	4,836	4.2%
After 10 years	—	—	—%
Total	70,638	70,482
U.S. agency securities:
Due within 1 year	17	17	0.2%
After 1 year through 5 years	206	198	1.7%
After 5 years through 10 years	426	394	1.8%
After 10 years	23,668	21,351	3.4%
Total	24,317	21,960
Agency CMBS:
Due within 1 year	74	72	1.8%
After 1 year through 5 years	4,153	4,018	1.9%
After 5 years through 10 years	382	375	1.6%
After 10 years	1,088	883	1.5%
Total	5,697	5,348
State and municipal securities:
Due within 1 year	27	27	4.9%
After 1 year through 5 years	203	202	4.7%
After 5 years through 10 years	47	44	5.3%
After 10 Years	245	235	4.2%
Total	522	508
FFELP student loan ABS:
Due within 1 year	11	11	5.1%
After 1 year through 5 years	111	108	5.1%
After 5 years through 10 years	23	23	5.3%
After 10 years	451	448	5.2%
Total	596	590
Unallocated basis adjustment[4]	—	—	—
Total AFS securities	$101,770	$98,888	3.4%

	At March 31, 2025
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	$6,511	$6,417	1.5%
After 1 year through 5 years	7,382	7,129	2.4%
After 5 years through 10 years	503	427	1.1%
After 10 years	1,555	1,091	2.3%
Total	15,951	15,064
U.S. agency securities:
Due within 1 year	—	—	—%
After 1 year through 5 years	9	9	1.9%
After 5 years through 10 years	205	194	2.1%
After 10 years	40,651	32,867	2.1%
Total	40,865	33,070
Agency CMBS:
Due within 1 year	377	370	1.4%
After 1 year through 5 years	530	499	1.3%
After 5 years through 10 years	157	132	1.6%
After 10 years	51	42	1.3%
Total	1,115	1,043
Non-agency CMBS:
Due within 1 year	135	118	4.2%
After 1 year through 5 years	695	665	4.3%
After 5 years through 10 years	401	361	4.2%
After 10 years	232	228	7.4%
Total	1,463	1,372
Total HTM securities	$59,394	$50,549	2.1%
Total investment securities	$161,164	$149,437	2.9%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At March 31, 2025, the annualized average yield, including the interest rate swap accrual of related hedges, was 2.8% for AFS securities contractually maturing within 1 year and 3.8% for all AFS securities.
4.Represents the amount of unallocated portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Portfolio layer method basis adjustments are not allocated to individual securities. Refer to Note 2 to the financial statements in the 2024 Form 10-K and Note 6 herein for additional information.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended March 31,
$ in millions	2025	2024
Gross realized gains	$21	$43
Gross realized (losses)	—	—
Total[1]	$21	$43
1.Realized gains and losses are recognized in Other revenues in the income statement.

53	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At March 31, 2025
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$458,756	$(339,708)	$119,048	$(117,355)	$1,693
Securities borrowed	194,241	(54,015)	140,226	(133,353)	6,873
Liabilities
Securities sold under agreements to repurchase	$408,980	$(339,708)	$69,272	$(63,573)	$5,699
Securities loaned	70,619	(54,015)	16,604	(16,580)	24
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,566
Securities borrowed					2,005
Securities sold under agreements to repurchase					3,958

	At December 31, 2024
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$409,635	$(291,070)	$118,565	$(116,157)	$2,408
Securities borrowed	165,642	(41,783)	123,859	(117,573)	6,286
Liabilities
Securities sold under agreements to repurchase	$341,137	$(291,070)	$50,067	$(45,520)	$4,547
Securities loaned	57,009	(41,783)	15,226	(15,211)	15
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,054
Securities borrowed					2,079
Securities sold under agreements to repurchase					3,448
1.Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
For further discussion of the Firm’s collateralized transactions, see Notes 2 and 8 to the financial statements in the 2024 Form 10-K. For information related to offsetting of derivatives, see Note 6.
Gross Secured Financing Balances by Remaining Contractual Maturity

	At March 31, 2025
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$196,112	$136,728	$34,558	$41,582	$408,980
Securities loaned	55,564	—	485	14,570	70,619
Total included in the offsetting disclosure	$251,676	$136,728	$35,043	$56,152	$479,599
Trading liabilities— Obligation to return securities received as collateral	7,567	—	—	—	7,567
Total	$259,243	$136,728	$35,043	$56,152	$487,166

	At December 31, 2024
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$180,793	$104,551	$25,071	$30,722	$341,137
Securities loaned	42,473	—	317	14,219	57,009
Total included in the offsetting disclosure	$223,266	$104,551	$25,388	$44,941	$398,146
Trading liabilities— Obligation to return securities received as collateral	18,067	—	—	—	18,067
Total	$241,333	$104,551	$25,388	$44,941	$416,213
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At March 31, 2025	At December 31, 2024
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$196,508	$177,464
Other sovereign government obligations	175,107	135,806
Corporate equities	17,175	14,993
Other	20,190	12,874
Total	$408,980	$341,137
Securities loaned
Other sovereign government obligations	$2,506	$1,805
Corporate equities	66,370	54,144
Other	1,743	1,060
Total	$70,619	$57,009
Total included in the offsetting disclosure	$479,599	$398,146
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$7,557	$18,059
Other	10	8
Total	$7,567	$18,067
Total	$487,166	$416,213
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At March 31, 2025	At December 31, 2024
Trading assets	$39,331	$30,867
The Firm pledges certain of its trading assets to collateralize securities sold under agreements to repurchase, securities loaned, other secured financings and derivatives and to cover customer short sales.
Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged as collateral) in the balance sheet. Pledged financial instruments that cannot be sold or repledged by the secured party are included within Trading Assets, but not identified as pledged assets parenthetically in the balance sheet.

March 2025 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At March 31, 2025	At December 31, 2024
Collateral received with right to sell or repledge	$1,029,009	$932,626
Collateral that was sold or repledged[1]	789,978	724,177
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
Securities Segregated for Regulatory Purposes

$ in millions	At March 31, 2025	At December 31, 2024
Segregated securities[1]	$33,236	$26,329
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Customer Margin and Other Lending

$ in millions	At March 31, 2025	At December 31, 2024
Margin and other lending	$56,848	$55,882
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
For a further discussion of the Firm’s margin lending activities, see Note 8 to the financial statements in the 2024 Form 10-K.
Also included in the amounts in the previous table is non-purpose securities-based lending on entities in the Wealth Management business segment.
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 12.
Additionally, for certain secured financing transactions that meet applicable netting criteria, the Firm offset Other secured financing liabilities against financing receivables recorded within Trading assets in the amount of $1,896 million and $437 million as of March 31, 2025 and December 31, 2024, respectively.
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At March 31, 2025
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$7,733	$11,994	$19,727
Secured lending facilities	51,329	3,680	55,009
Commercial real estate	8,610	290	8,900
Residential real estate	67,579	—	67,579
Securities-based lending and Other	98,674	147	98,821
Total loans	233,925	16,111	250,036
ACL	(1,133)		(1,133)
Total loans, net	$232,792	$16,111	$248,903
Loans to non-U.S. borrowers, net	$26,936	$7,064	$34,000

	At December 31, 2024
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,889	$9,183	$16,072
Secured lending facilities	48,842	2,507	51,349
Commercial real estate	8,412	628	9,040
Residential real estate	66,738	—	66,738
Securities-based lending and Other	96,019	1	96,020
Total loans	226,900	12,319	239,219
ACL	(1,066)		(1,066)
Total loans, net	$225,834	$12,319	$238,153
Loans to non-U.S. borrowers, net	$23,335	$4,763	$28,098
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 9 to the financial statements in the 2024 Form 10-K.
Loans by Interest Rate Type

	At March 31, 2025		At December 31, 2024
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$11	$19,715	$—	$16,071
Secured lending facilities	—	55,008	—	51,349
Commercial real estate	240	8,661	—	9,041
Residential real estate	31,327	36,252	31,014	35,724
Securities-based lending and Other	24,890	73,932	25,478	70,542
Total loans, before ACL	$56,468	$193,568	$56,492	$182,727
See Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.

55	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Loans Held for Investment before Allowance by Credit Quality and Origination Year

	At March 31, 2025			At December 31, 2024
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$3,084	$4,422	$7,506	$2,668	$3,963	$6,631
2025	—	—	—
2024	76	50	126	76	58	134
2023	—	50	50	—	50	50
2022	—	26	26	—	25	25
2021	15	—	15	15	—	15
Prior	9	1	10	31	3	34
Total	$3,184	$4,549	$7,733	$2,790	$4,099	$6,889

	At March 31, 2025			At December 31, 2024
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$11,829	$29,083	$40,912	$11,405	$27,753	$39,158
2025	2	1,354	1,356
2024	938	3,171	4,109	818	2,863	3,681
2023	588	1,217	1,805	1,371	1,359	2,730
2022	271	1,748	2,019	279	1,909	2,188
2021	—	210	210	—	198	198
Prior	100	818	918	100	787	887
Total	$13,728	$37,601	$51,329	$13,973	$34,869	$48,842

	At March 31, 2025			At December 31, 2024
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$—	$147	$147	$—	$161	$161
2025	—	266	266
2024	153	2,395	2,548	147	2,202	2,349
2023	356	667	1,023	351	772	1,123
2022	313	1,448	1,761	305	1,488	1,793
2021	170	1,608	1,778	166	1,603	1,769
Prior	—	1,087	1,087	—	1,217	1,217
Total	$992	$7,618	$8,610	$969	$7,443	$8,412

	At March 31, 2025
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$143	$34	$5	$182	$—	$182
2025	1,656	348	30	1,848	186	2,034
2024	8,481	1,592	189	9,284	978	10,262
2023	6,595	1,398	198	7,322	869	8,191
2022	10,172	2,252	368	11,785	1,007	12,792
2021	10,374	2,221	224	11,944	875	12,819
Prior	16,745	4,074	480	19,939	1,360	21,299
Total	$54,166	$11,919	$1,494	$62,304	$5,275	$67,579

	At December 31, 2024
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$136	$39	$5	$180	$—	$180
2024	8,653	1,607	191	9,458	993	10,451
2023	6,778	1,431	201	7,529	881	8,410
2022	10,294	2,298	370	11,941	1,021	12,962
2021	10,510	2,247	228	12,094	891	12,985
Prior	17,088	4,171	491	20,355	1,395	21,750
Total	$53,459	$11,793	$1,486	$61,557	$5,181	$66,738

	At March 31, 2025
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$78,213	$6,552	$1,600	$86,365
2025	358	37	300	695
2024	1,464	908	285	2,657
2023	949	370	769	2,088
2022	375	441	1,086	1,902
2021	100	18	534	652
Prior	278	1,360	2,677	4,315
Total	$81,737	$9,686	$7,251	$98,674

	At December 31, 2024
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$76,432	$6,342	$1,551	$84,325
2024	1,291	719	453	2,463
2023	949	424	685	2,058
2022	449	472	1,053	1,974
2021	100	14	538	652
Prior	270	1,430	2,847	4,547
Total	$79,491	$9,401	$7,127	$96,019
IG—Investment Grade
NIG—Non-investment Grade
1. Securities-based loans are subject to collateral maintenance provisions, and at March 31, 2025 and December 31, 2024, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2024 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment, which typically consist of bespoke lending arrangements provided to ultra-high worth net clients. These facilities are generally secured by eligible collateral.
Past Due Loans Held for Investment before Allowance1

$ in millions	At March 31, 2025	At December 31, 2024
Commercial real estate	$343	$272
Residential real estate	204	186
Securities-based lending and Other	92	86
Total	$639	$544
1.As of March 31, 2025 and December 31, 2024, the majority of the amounts are 90 days or more past due.
Nonaccrual Loans Held for Investment before Allowance1

$ in millions	At March 31, 2025	At December 31, 2024
Corporate	$164	$108
Secured lending facilities	6	6
Commercial real estate	454	447
Residential real estate	189	160
Securities-based lending and Other	308	298
Total	$1,121	$1,019
Nonaccrual loans without an ACL	$173	$162
1.There were no loans held for investment that were 90 days or more past due and still accruing as of March 31, 2025 and December 31, 2024. For further information on the Firm’s nonaccrual policy, see Note 2 to the financial statements in the 2024 Form 10-K.
Loan Modifications to Borrowers Experiencing Financial Difficulty
The Firm may modify the terms of certain loans for economic or legal reasons related to a borrower’s financial difficulties, and these modifications include interest rate reductions,

March 2025 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)
principal forgiveness, term extensions and other-than-insignificant payment delays or a combination of these aforementioned modifications. Modified loans are typically evaluated individually for allowance for credit losses.
Modified Loans Held for Investment
Period-end loans held for investment modified during the following periods1

	Three Months Ended March 31,
	2025		2024
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$42	0.5%	$52	0.7%
Secured lending facilities	41	0.1%	—	—%
Commercial real estate	292	3.4%	127	1.5%
Securities-based lending and Other	34	—%	41	—%
Total	$409	0.2%	$220	0.2%
Other-than-insignificant Payment Delay
Securities-based lending and Other	$30	—%	$—	—%
Total	$30	—%	$—	—%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Commercial real estate	—	—%	40	0.5%
Total	$—	—%	$40	0.5%
Total Modifications	$439	0.3%	$260	0.2%

1.Lending commitments to borrowers for which the Firm has modified terms of the receivable during the three months ended March 31, 2025 and 2024, were $214 million and $301 million, as of March 31, 2025 and 2024, respectively.
2.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.

Financial Effect of Modifications on Loans Held for Investment

	Three Months Ended March 31, 2025[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	37	0	$—	—%
Secured lending facilities	3	0	—	—%
Commercial real estate	1	0	—	—%
Securities-based lending and Other	12	11	—	—%

	Three Months Ended March 31, 2024[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	30	0	$—	—%
Commercial real estate	5	0	—	—%
Securities-based lending and Other	36	0	—	—%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Commercial real estate	16	16	$—	—%
1.In instances where more than one loan was modified, modification impact is presented on a weighted-average basis.
Past Due Loans Held for Investment Modified in the Last 12 months

	At March 31, 2025
$ in millions	30-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$—	$63	$63

	At March 31, 2024
$ in millions	30-89 Days Past Due	90+ days Past Due	Total
Commercial real estate	$—	$45	$45
At March 31, 2025, there was one commercial real estate loan held for investment with an amortized cost of $63 million that defaulted during the three months ended March 31, 2025 and had been modified in the 12 month period prior to default. There were no loans held for investment that defaulted during the three months ended March 31, 2024 that had been modified in the 12 month period prior.
Allowance for Credit Losses Rollforward and Allocation—Loans and Lending Commitments

	Three Months Ended March 31, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$200	$140	$373	$97	$256	$1,066
Gross charge-offs	—	—	(31)	—	—	(31)
Recoveries	—	—	8	—	—	8
Net (charge-offs)/ recoveries	—	—	(23)	—	—	(23)
Provision (release)	2	7	24	23	25	81
Other	3	2	5	—	(1)	9
Ending balance	$205	$149	$379	$120	$280	$1,133
Percent of loans to total loans[1]	3%	22%	4%	29%	42%	100%
ACL—Lending commitments
Beginning balance	$507	$88	$40	$4	$17	$656
Provision (release)	37	41	(27)	—	3	54
Other	5	1	—	—	2	8
Ending balance	$549	$130	$13	$4	$22	$718
Total ending balance	$754	$279	$392	$124	$302	$1,851

57	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$241	$153	$463	$100	$212	$1,169
Provision (release)	1	(17)	1	(11)	4	(22)
Other	(1)	(1)	(3)	—	(1)	(6)
Ending balance	$241	$135	$461	$89	$215	$1,141
Percent of loans to total loans[1]	4%	19%	4%	30%	43%	100%
ACL—Lending commitments
Beginning balance	$431	$70	$26	$4	$20	$551
Provision (release)	(2)	25	(3)	—	(4)	16
Other	(3)	(1)	—	—	2	(2)
Ending balance	$426	$94	$23	$4	$18	$565
Total ending balance	$667	$229	$484	$93	$233	$1,706
CRE—Commercial real estate
SBL—Securities-based lending
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
The allowance for credit losses for loans and lending commitments increased during the three months ended March 31, 2025, primarily related to portfolio growth in secured lending facilities and corporate loans, provisions for certain specific loans, including residential real estate loans related to the California wildfires, and deterioration in the macroeconomic outlook. Charge-offs in the current quarter were primarily related to commercial real estate loans.
The base scenario used in our ACL models as of March 31, 2025 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes slower economic growth as well as higher interest rates relative to the prior quarter forecast. The revised real GDP growth rates assumed in our ACL models incorporated the weaker economic outlook and conditions as of March 31, 2025. The ACL calculation incorporates key macroeconomic variables, including U.S. real GDP growth rate. The significance of key macroeconomic variables on the ACL calculation varies depending on portfolio composition and economic conditions. Other key macroeconomic variables used in the ACL calculation include corporate credit spreads, interest rates and commercial real estate indices.
For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 9 to the financial statements in the 2024 Form 10-K.
Gross Charge-offs by Origination Year

	Three Months Ended March 31, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
2022	—	—	$(10)	$—	$—	$(10)
2021	—	—	(1)	—	—	(1)
Prior	—	—	(20)	—	—	(20)
Total	$—	$—	$(31)	$—	$—	$(31)
CRE—Commercial real estate
SBL—Securities-based lending

There were no charge-offs during the three months ended March 31, 2024.
Selected Credit Ratios

	At March 31, 2025	At December 31, 2024
ACL for loans to total HFI loans	0.5%	0.5%
Nonaccrual HFI loans to total HFI loans	0.5%	0.4%
ACL for loans to nonaccrual HFI loans	101.1%	104.6%
Employee Loans

$ in millions	At March 31, 2025	At December 31, 2024
Currently employed by the Firm[1]	$4,287	$4,255
No longer employed by the Firm[2]	89	83
Employee loans	$4,376	$4,338
ACL	(115)	(112)
Employee loans, net of ACL	$4,261	$4,226
Remaining repayment term, weighted average in years	5.6	5.6
1.These loans are predominantly current.
2.These loans are predominantly past due for a period of 90 days or more.
Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management financial advisors, are full recourse and generally require periodic repayments, and are due in full upon termination of employment with the Firm. These loans are recorded in Customer and other receivables in the balance sheet. See Note 2 to the financial statements in the 2024 Form 10-K for a description of the CECL allowance methodology, including credit quality indicators, for employee loans.
10. Other Assets
Equity Method Investments

$ in millions	At March 31, 2025	At December 31, 2024
Investments	$1,984	$1,869

	Three Months Ended March 31,
$ in millions	2025	2024
Income (loss)	$62	$56
Equity method investments, other than investments in certain fund interests, are summarized above and are included in Other assets in the balance sheet with related income or loss included in Other revenues in the income statement. See “Net

March 2025 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)
Asset Value Measurements—Fund Interests” in Note 4 for the carrying value of certain of the Firm’s fund interests, which are composed of general and limited partnership interests, as well as any related carried interest.
Japanese Securities Joint Venture

	Three Months Ended March 31,
$ in millions	2025	2024
Income (loss) from investment in MUMSS	$36	$40
For more information on MUMSS and other relationships with MUFG, see Note 11 to the financial statements in the 2024 Form 10-K.
Tax Equity Investments
The Firm invests in tax equity investment interests which entitle the Firm to a share of tax credits and other income tax benefits generated by the projects underlying the investments.
The Firm accounts for certain renewable energy and other tax equity investments programs using the proportional amortization method.
Tax Equity Investments under the Proportional Amortization Method

$ in millions	At March 31, 2025	At December 31, 2024
Low-income housing	$1,847	$1,787
Renewable energy and other	25	67
Total[1,2]	$1,872	$1,854
1.Amounts include unfunded equity contributions of $648 million and $613 million as of March 31, 2025 and December 31, 2024, respectively. The corresponding liabilities for the commitments to fund these equity contributions are recorded in Other liabilities and accrued expenses. The majority of these commitments are expected to be funded within 5 years.
2.Amounts exclude $48 million and $48 million as of March 31, 2025 and December 31, 2024, respectively, of tax equity investments within programs for which the Firm elected the proportional amortization method that do not meet the conditions to apply the proportional amortization method, which are accounted for as equity method investments.

Income tax credits and other income tax benefits recognized as well as proportional amortization are included in the Provision for income taxes line in the consolidated income statement and in the Depreciation and amortization line in the consolidated cash flow statement.
Net Benefits Attributable to Tax Equity Investments under the Proportional Amortization Method

	Three Months Ended March 31,
$ in millions	2025	2024
Income tax credits and other income tax benefits	$75	$75
Proportional amortization	(62)	(60)
Net benefits	$13	$15
11. Deposits
Deposits

$ in millions	At March 31, 2025	At December 31, 2024
Savings and demand deposits	$301,890	$299,898
Time deposits	79,673	76,109
Total	$381,563	$376,007
Deposits subject to FDIC insurance	$304,589	$298,351
Deposits not subject to FDIC insurance	$76,974	$77,656
Time Deposit Maturities

$ in millions	At March 31, 2025
2025	$28,663
2026	24,531
2027	12,662
2028	7,548
2029	4,840
Thereafter	1,429
Total	$79,673
12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At March 31, 2025	At December 31, 2024
Original maturities of one year or less	$8,393	$4,512
Original maturities greater than one year
Senior	$283,049	$270,594
Subordinated	13,948	13,713
Total greater than one year	$296,997	$284,307
Total	$305,390	$288,819
Weighted average stated maturity, in years[1]	6.6	6.6
1.Only includes borrowings with original maturities greater than one year.
Other Secured Financings

$ in millions	At March 31, 2025	At December 31, 2024
Original maturities:
One year or less	$15,332	$17,133
Greater than one year	6,935	4,469
Total	$22,267	$21,602
Transfers of assets accounted for as secured financings	$11,589	$10,275
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

59	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at March 31, 2025
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$14,629	$40,433	$67,573	$7,491	$130,126
Secured lending facilities	6,480	7,232	8,489	6,228	28,429
Commercial and Residential real estate	72	134	133	430	769
Securities-based lending and Other	16,222	3,688	372	454	20,736
Forward-starting secured financing receivables[1]	200,590	1,196	—	—	201,786
Central counterparty	300	—	—	20,979	21,279
Underwriting	89	—	—	—	89
Investment activities	1,823	82	140	368	2,413
Letters of credit and other financial guarantees	30	—	—	4	34
Total	$240,235	$52,765	$76,707	$35,954	$405,661
Lending commitments participated to third parties					$11,418
1.These amounts primarily include secured financing receivables yet to settle as of March 31, 2025, with settlement generally occurring within three business days. These amounts also include commitments to enter into certain collateralized financing transactions.
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 14 to the financial statements in the 2024 Form 10-K.
Guarantees

	At March 31, 2025
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,395,280	$648,411	$210,570	$515,558	$(42,768)
Standby letters of credit and other financial guarantees issued[2,3]	1,613	736	1,249	2,556	14
Liquidity facilities	2,432	—	—	—	2
Whole loan sales guarantees	50	34	—	23,050	—
Securitization representations and warranties[4]	—	—	—	90,735	—
General partner guarantees	191	133	74	14	(99)
Client clearing guarantees	1,257	—	—	—	—
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
3.As of March 31, 2025, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $56 million.
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
For more information on the nature of the obligations and related business activities for our guarantees, see Note 14 to the financial statements in the 2024 Form 10-K.
Other Guarantees and Indemnities
In the normal course of business, the Firm provides guarantees and indemnifications in a variety of transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications related to indemnities, market value guarantees, exchange and clearinghouse member guarantees, futures and over-the-counter derivatives clearing guarantees and merger and acquisition guarantees are described in Note 14 to the financial statements in the 2024 Form 10-K.
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

March 2025 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)
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

61	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
U.K. Government Bond Matter

On February 21, 2025, the U.K. Competition and Markets Authority announced a settlement with the Firm, as well as other financial institutions, in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the Firm’s activities concerning certain liquid fixed income products between 2009 and 2012. Separately, on June 16, 2023, the Firm was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. On September 16, 2024, the court granted defendants’ joint motion to dismiss, and the complaint was dismissed without prejudice. In October of 2024, the Firm and certain other defendants reached an agreement in principle to settle the U.S. litigation. On March 17, 2025, the court granted preliminary approval of the settlement.
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

March 2025 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)
underwriters, including the Firm, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying motions to dismiss as to the Firm and the other underwriters, but granting the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Firm and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Firm’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification, which the defendants appealed. In February of 2025, the parties reached an agreement in principle to settle the litigation. On April 3, 2025, the court granted preliminary approval of the settlement.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Firm and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Firm’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Firm or sold to the plaintiff by the Firm was approximately $116 million. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Firm’s motion to dismiss the complaint. On July 15, 2022, the Firm filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Firm’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Firm’s favor. The plaintiff has appealed.
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

The Firm was engaged with and responded to requests for information from the Enforcement Division of the SEC regarding advisory account cash balances swept to the affiliate bank deposit program and compliance with the Investment Advisers Act of 1940, and is responding to requests from a state securities regulator regarding brokerage account cash balances swept to the affiliate bank deposit program. On March 11, 2025, the Enforcement Division of the SEC informed the Firm that it had concluded its investigation and did not intend to recommend an enforcement action against the Firm.
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At March 31, 2025		At December 31, 2024
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$389	$223	$575	$236
Investment vehicles[2]	497	289	378	189
MTOB	485	461	619	578
Other	132	6	156	4
Total	$1,503	$979	$1,728	$1,007
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
2.Amounts include investment funds and CLOs.

63	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At March 31, 2025	At December 31, 2024
Assets
Cash and cash equivalents	$27	$37
Trading assets at fair value	1,258	1,395
Investment securities	196	278
Customer and other receivables	20	16
Other assets	2	2
Total	$1,503	$1,728
Liabilities
Trading liabilities at fair value	$1	$—
Other secured financings	$883	$921
Other liabilities and accrued expenses	91	82
Borrowings	4	4
Total	$979	$1,007
Noncontrolling interests	$61	$42
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
Non-consolidated VIEs

	At March 31, 2025
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$204,184	$2,710	$3,615	$3,821	$78,188
Maximum exposure to loss[3]
Debt and equity interests	$32,048	$110	$—	$2,441	$12,229
Derivative and other contracts	—	—	2,432	—	4,427
Commitments, guarantees and other	10,230	—	—	—	213
Total	$42,278	$110	$2,432	$2,441	$16,869
Carrying value of variable interests—Assets
Debt and equity interests	$32,048	$110	$—	$1,873	$12,198
Derivative and other contracts	—	—	6	—	1,856
Total	$32,048	$110	$6	$1,873	$14,054
Additional VIE assets owned[4]					$16,144
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$3	$—	$451
Total	$—	$—	$3	$—	$451

	At December 31, 2024
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$179,686	$1,621	$3,654	$3,603	$74,665
Maximum exposure to loss[3]
Debt and equity interests	$26,974	$62	$—	$2,267	$12,097
Derivative and other contracts	—	—	2,454	—	3,936
Commitments, guarantees and other	8,554	—	—	—	535
Total	$35,528	$62	$2,454	$2,267	$16,568
Carrying value of variable interests–Assets
Debt and equity interests	$26,974	$62	$—	$1,821	$12,067
Derivative and other contracts	—	—	6	—	1,772
Total	$26,974	$62	$6	$1,821	$13,839
Additional VIE assets owned[4]					$15,777
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$4	$—	$448
OSF–Other structured financings
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
Liabilities issued by VIEs generally are non-recourse to the Firm.

March 2025 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)
Detail of Mortgage- and Asset-Backed Securitization Assets

	At March 31, 2025		At December 31, 2024
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$17,831	$3,176	$17,316	$2,497
Commercial mortgages	84,923	9,877	82,730	8,445
U.S. agency collateralized mortgage obligations	57,053	6,449	39,317	6,260
Other consumer or commercial loans	44,377	12,546	40,323	9,772
Total	$204,184	$32,048	$179,686	$26,974
Transferred Assets with Continuing Involvement

	At March 31, 2025
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$8,384	$76,839	$18,899	$13,911
Retained interests
Investment grade	$277	$530	$802	$—
Non-investment grade	202	931	—	116
Total	$479	$1,461	$802	$116
Interests purchased in the secondary market[3]
Investment grade	$75	$77	$61	$—
Non-investment grade	16	31	—	—
Total	$91	$108	$61	$—
Derivative assets	$—	$—	$—	$1,493
Derivative liabilities	—	—	—	399

	At December 31, 2024
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$6,989	$78,232	$18,174	$12,725
Retained interests
Investment grade	$198	$543	$967	$—
Non-investment grade	175	923	—	71
Total	$373	$1,466	$967	$71
Interests purchased in the secondary market[3]
Investment grade	$45	$34	$79	$—
Non-investment grade	5	24	—	—
Total	$50	$58	$79	$—
Derivative assets	$—	$—	$—	$1,408
Derivative liabilities	—	—	—	400

	Fair Value At March 31, 2025
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$998	$—	$998
Non-investment grade	84	76	160
Total	$1,082	$76	$1,158
Interests purchased in the secondary market[3]
Investment grade	$213	$—	$213
Non-investment grade	25	22	47
Total	$238	$22	$260
Derivative assets	$1,493	$—	$1,493
Derivative liabilities	399	—	399

	Fair Value At December 31, 2024
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,080	$—	$1,080
Non-investment grade	71	50	121
Total	$1,151	$50	$1,201
Interests purchased in the secondary market[3]
Investment grade	$158	$—	$158
Non-investment grade	18	11	29
Total	$176	$11	$187
Derivative assets	$1,408	$—	$1,408
Derivative liabilities	400	—	400
RML—Residential mortgage loans
CML—Commercial mortgage loans
1.Amounts include CLO transactions managed by unrelated third parties.
2.Amounts include assets transferred by unrelated transferors.
3.Amounts include transactions where the Firm also holds retained interests as part of the transfer.
The previous tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment. The transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statement. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. Certain retained interests are carried at fair value in the balance sheet with changes in fair value recognized in the income statement. Fair value for these interests is measured using techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Note 2 in the 2024 Form 10-K and Note 4 herein. Further, as permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the following Assets Sold with Retained Exposure table.
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended March 31,
$ in millions	2025	2024
New transactions[1]	$14,310	$6,550
Retained interests	2,780	2,099
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).

65	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Assets Sold with Retained Exposure

$ in millions	At March 31, 2025	At December 31, 2024
Gross cash proceeds from sale of assets[1]	$84,321	$92,229
Fair value
Assets sold	$80,576	$92,580
Derivative assets recognized in the balance sheet	282	998
Derivative liabilities recognized in the balance sheet	4,037	648
1.The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
The Firm enters into transactions in which it sells securities, primarily equities, and contemporaneously enters into bilateral OTC derivatives with the purchasers of the securities, through which it retains exposure to the sold securities.
For a discussion of the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 15 to the financial statements in the 2024 Form 10-K.
15. Regulatory Requirements
Regulatory Capital Framework and Requirements
For a discussion of the Firm’s regulatory capital framework, see Note 16 to the financial statements in the 2024 Form 10-K.
The Firm is required to maintain minimum risk-based and leverage-based capital ratios under regulatory capital requirements. A summary of the calculations of regulatory capital and RWA follows.
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At March 31, 2025 and December 31, 2024, the differences between the actual and required ratios were lower under the Standardized Approach.
CECL Deferral. Beginning on January 1, 2020, the Firm elected to defer the effect of the adoption of CECL on its risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022, were phased-in at 75% from January 1, 2024 and were fully phased-in from January 1, 2025.
Capital Buffer Requirements

	At March 31, 2025 and December 31, 2024
	Standardized	Advanced
Capital buffers
Capital conservation buffer	—	2.5%
SCB	6.0%	N/A
G-SIB capital surcharge	3.0%	3.0%
CCyB[1]	0%	0%
Capital buffer requirement	9.0%	5.5%
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
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At March 31, 2025 and December 31, 2024
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	13.5%	10.0%
Tier 1 capital ratio	6.0%	15.0%	11.5%
Total capital ratio	8.0%	17.0%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.

March 2025 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)
The Firm’s Regulatory Capital and Capital Ratios
Risk-based capital

	Standardized
$ in millions	At March 31, 2025	At December 31, 2024
Risk-based capital
CET1 capital	$76,975	$75,095
Tier 1 capital	86,674	84,790
Total capital	97,772	95,567
Total RWA	502,622	471,834
Risk-based capital ratio
CET1 capital	15.3%	15.9%
Tier 1 capital	17.2%	18.0%
Total capital	19.5%	20.3%
Required ratio[1]
CET1 capital	13.5%	13.5%
Tier 1 capital	15.0%	15.0%
Total capital	17.0%	17.0%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At March 31, 2025	At December 31, 2024
Leveraged-based capital
Adjusted average assets[1]	$1,251,047	$1,223,779
Supplementary leverage exposure[2]	1,552,615	1,517,687
Leveraged-based capital ratio
Tier 1 leverage	6.9%	6.9%
SLR	5.6%	5.6%
Required ratio[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
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
At March 31, 2025 and December 31, 2024, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. Beginning on January 1, 2020, MSBNA and MSPBNA elected to defer the effect of the adoption of CECL on risk-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022, were phased-in at 75% from January 1, 2024 and were fully phased-in from January 1, 2025.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At March 31, 2025		At December 31, 2024
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$23,477	20.6%	$22,165	20.1%
Tier 1 capital	8.0%	8.5%	23,477	20.6%	22,165	20.1%
Total capital	10.0%	10.5%	24,368	21.4%	22,993	20.9%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$23,477	10.1%	$22,165	9.7%
SLR	6.0%	3.0%	23,477	7.6%	22,165	7.4%
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At March 31, 2025		At December 31, 2024
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$17,318	26.5%	$16,672	26.1%
Tier 1 capital	8.0%	8.5%	17,318	26.5%	16,672	26.1%
Total capital	10.0%	10.5%	17,703	27.0%	17,004	26.6%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$17,318	7.9%	$16,672	7.7%
SLR	6.0%	3.0%	17,318	7.6%	16,672	7.5%
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
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At March 31, 2025	At December 31, 2024
Net capital	$18,353	$18,483
Excess net capital	13,595	13,883
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC,

67	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
respectively, and is registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At March 31, 2025 and December 31, 2024, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
Certain other subsidiaries are also subject to various regulatory capital requirements. Such subsidiaries include the following, each of which operated with capital in excess of their respective regulatory capital requirements as of March 31, 2025 and December 31, 2024, as applicable:
•MSSB,
•MSIP,
•MSESE,
•MSMS,
•MSCS, and
•MSCG.
See Note 16 to the financial statements in the 2024 Form 10-K for further information.
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At March 31, 2025	Liquidation Preference per Share	At March 31, 2025	At December 31, 2024
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	1,000
Q	40,000	25,000	1,000	1,000
Total			$9,750	$9,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
For a description of Series A through Series Q preferred stock, see Note 17 to the financial statements in the 2024
Form 10-K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
Share Repurchases

	Three Months Ended March 31,
$ in millions	2025	2024
Repurchases of common stock under the Firm’s Share Repurchase Authorization	$1,000	$1,000
On June 28, 2024, the Firm announced that its Board of Directors reauthorized a multi-year repurchase program of up to $20 billion of outstanding common stock (the “Share Repurchase Authorization”), without a set expiration date, beginning in the third quarter of 2024, which will be exercised from time to time as conditions warrant. For more information on share repurchases, see Note 17 to the financial statements in the 2024 Form 10-K.
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended March 31,
in millions	2025	2024
Weighted average common shares outstanding, basic	1,584	1,601
Effect of dilutive RSUs and PSUs	16	15
Weighted average common shares outstanding and common stock equivalents, diluted	1,600	1,616
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	4	—

March 2025 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)
Dividends

$ in millions, except per share data	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$329	$14	$392	$17
C	25	13	25	13
E	445	15	445	15
F	430	15	434	15
I	398	16	398	16
K	366	15	366	15
L	305	6	305	6
M2	29	12	29	12
N	1,967	6	2,226	7
O	266	14	226	14
P	406	16	406	16
Q	414	16	—	—
Total Preferred stock		$158		$146
Common stock	$0.925	$1,492	$0.85	$1,390
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.
Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
December 31, 2024	$(1,477)	$(2,573)	$(583)	$(2,146)	$(35)	$(6,814)
OCI during the period	145	358	2	331	17	853
March 31, 2025	$(1,332)	$(2,215)	$(581)	$(1,815)	$(18)	$(5,961)
December 31, 2023	$(1,153)	$(3,094)	$(595)	$(1,595)	$16	$(6,421)
OCI during the period	(112)	68	4	(568)	(28)	(636)
March 31, 2024	$(1,265)	$(3,026)	$(591)	$(2,163)	$(12)	$(7,057)
1.Amounts are net of tax and noncontrolling interests.
Components of Period Changes in OCI

	Three Months Ended March 31, 2025
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$54	$134	$188	$43	$145
Reclassified to earnings	—	—	—	—	—
Net OCI	$54	$134	$188	$43	$145
Change in net unrealized gains (losses) on AFS securities
OCI activity	$491	$(117)	$374	$—	$374
Reclassified to earnings	(21)	5	(16)	—	(16)
Net OCI	$470	$(112)	$358	$—	$358
Pension and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	5	(3)	2	—	2
Net OCI	$5	$(3)	$2	$—	$2
Change in net DVA
OCI activity	$439	$(108)	$331	$7	$324
Reclassified to earnings	9	(2)	7	—	7
Net OCI	$448	$(110)	$338	$7	$331
Change in fair value of cash flow hedge derivatives
OCI activity	$17	$(4)	$13	$—	$13
Reclassified to earnings	5	(1)	4	—	4
Net OCI	$22	$(5)	$17	$—	$17

	Three Months Ended March 31, 2024
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
CTA
OCI activity	$(70)	$(103)	$(173)	$(61)	$(112)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(70)	$(103)	$(173)	$(61)	$(112)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$132	$(32)	$100	$—	$100
Reclassified to earnings	(43)	11	(32)	—	(32)
Net OCI	$89	$(21)	$68	$—	$68
Pension and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	5	(1)	4	—	4
Net OCI	$5	$(1)	$4	$—	$4
Change in net DVA
OCI activity	$(751)	$180	$(571)	$5	$(576)
Reclassified to earnings	10	(2)	8	—	8
Net OCI	$(741)	$178	$(563)	$5	$(568)
Change in fair value of cash flow hedge derivatives
OCI activity	$(47)	$11	$(36)	$—	$(36)
Reclassified to earnings	11	(3)	8	—	8
Net OCI	$(36)	$8	$(28)	$—	$(28)

69	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
17. Interest Income and Interest Expense

	Three Months Ended March 31,
$ in millions	2025	2024
Interest income
Cash and cash equivalents	$659	903
Investment securities	1,280	1,197
Loans	3,325	3,305
Securities purchased under agreements to resell[1]	3,416	2,530
Securities borrowed[2]	1,116	1,376
Trading assets, net of Trading liabilities	1,439	1,382
Customer receivables and Other	2,513	2,237
Total interest income	$13,748	$12,930
Interest expense
Deposits	$2,522	$2,476
Borrowings	3,018	3,223
Securities sold under agreements to repurchase[3]	3,069	2,402
Securities loaned[4]	256	224
Customer payables and Other[5]	2,530	2,809
Total interest expense	$11,395	$11,134
Net interest	$2,353	$1,796
1.Includes interest paid on Securities purchased under agreements to resell.
2.Includes fees paid on Securities borrowed.
3.Includes interest received on Securities sold under agreements to repurchase.
4.Includes fees received on Securities loaned.
5.Includes fees received from Equity Financing customers related to their short transactions, which can be under either margin or securities lending arrangements.
Interest income and Interest expense are classified in the income statement based on the nature of the instrument and related market conventions. When included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
Accrued Interest

$ in millions	At March 31, 2025	At December 31, 2024
Customer and other receivables	$3,737	$3,322
Customer and other payables	3,790	3,938
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

19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended March 31, 2025
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,559	$190	$—	$(38)	$1,711
Trading	5,113	(12)	(7)	17	5,111
Investments	149	33	187	—	369
Commissions and fees[1]	869	695	—	(83)	1,481
Asset management[1,2]	191	4,396	1,451	(75)	5,963
Other	633	123	—	(5)	751
Total non-interest revenues	8,514	5,425	1,631	(184)	15,386
Interest income	10,073	3,959	23	(307)	13,748
Interest expense	9,604	2,057	52	(318)	11,395
Net interest	469	1,902	(29)	11	2,353
Net revenues	$8,983	$7,327	$1,602	$(173)	$17,739
Provision for credit losses	91	44	—	—	135
Compensation and benefits[3]	2,854	3,999	668	—	7,521
Non-compensation expenses[3]	2,757	1,333	611	(162)	4,539
Total non-interest expenses	$5,611	$5,332	$1,279	$(162)	$12,060
Income before provision for income taxes	3,281	1,951	323	(11)	5,544
Provision for income taxes	696	419	61	(3)	1,173
Net income	2,585	1,532	262	(8)	4,371
Net income applicable to noncontrolling interests	56	—	—	—	56
Net income applicable to Morgan Stanley	$2,529	$1,532	$262	$(8)	$4,315
Pre-tax margin[4]	37%	27%	20%	N/M	31%

	Three Months Ended March 31, 2024
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,447	$166	$—	$(24)	$1,589
Trading	4,583	262	(7)	14	4,852
Investments	49	19	69	—	137
Commissions and fees[1]	691	605	—	(69)	1,227
Asset management[1,2]	157	3,829	1,346	(63)	5,269
Other	124	143	3	(4)	266
Total non-interest revenues	7,051	5,024	1,411	(146)	13,340
Interest income	9,308	3,973	26	(377)	12,930
Interest expense	9,343	2,117	60	(386)	11,134
Net interest	(35)	1,856	(34)	9	1,796
Net revenues	$7,016	$6,880	$1,377	$(137)	$15,136
Provision for credit losses	2	(8)	—	—	(6)
Compensation and benefits[3]	2,343	3,788	565	—	6,696
Non-compensation expenses[3]	2,320	1,294	571	(134)	4,051
Total non-interest expenses	$4,663	$5,082	$1,136	$(134)	$10,747
Income before provision for income taxes	2,351	1,806	241	(3)	4,395
Provision for income taxes	482	403	49	(1)	933
Net income	1,869	1,403	192	(2)	3,462
Net income applicable to noncontrolling interests	50	—	—	—	50
Net income applicable to Morgan Stanley	$1,819	$1,403	$192	$(2)	$3,412
Pre-tax margin[4]	34%	26%	18%	N/M	29%
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.

March 2025 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)
3.The significant expense categories and amounts align with the segment-level information that is regularly provided to the Firm’s chief operating decision maker (“CODM”).
4.Pre-tax margin represents income before provision for income taxes as a percentage of net revenues.
For a discussion about the Firm’s business segments, see Note 22 to the financial statements in the 2024 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended March 31,
$ in millions	2025	2024
Institutional Securities Advisory	$563	$461
Institutional Securities Underwriting	996	986
Firm Investment banking revenues from contracts with customers	81%	90%
Trading Revenues by Product Type

	Three Months Ended March 31,
$ in millions	2025	2024
Interest rate	$1,373	$1,826
Foreign exchange	628	272
Equity[1]	3,027	2,304
Commodity and other	324	595
Credit	(241)	(145)
Total	$5,111	$4,852
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At March 31, 2025	At December 31, 2024
Net cumulative unrealized performance-based fees at risk of reversing	$855	$796
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended March 31,
$ in millions	2025	2024
Fee waivers	$30	$24
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
Other Expenses—Transaction Taxes

	Three Months Ended March 31,
$ in millions	2025	2024
Transaction taxes	$266	$206
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region

	Three Months Ended March 31,
$ in millions	2025	2024
Americas	$13,103	$11,567
EMEA	2,291	1,826
Asia	2,345	1,743
Total	$17,739	$15,136
For a discussion about the Firm’s geographic net revenues, see Note 22 to the financial statements in the 2024 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended March 31,
$ in millions	2025	2024
Non-interest revenues	$595	$476
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.

71	March 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Receivables from Contracts with Customers

$ in millions	At March 31, 2025	At December 31, 2024
Customer and other receivables	$2,515	$2,628
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At March 31, 2025	At December 31, 2024
Institutional Securities	$883,719	$796,608
Wealth Management	398,979	400,848
Investment Management	17,598	17,615
Total[1]	$1,300,296	$1,215,071
1. Parent assets have been fully allocated to the business segments.

March 2025 Form 10-Q	72

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31,
	2025			2024
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Cash and cash equivalents:
U.S.	$55,223	$447	3.3%	$52,696	$633	4.8%
Non-U.S.	42,083	212	2.0%	43,661	270	2.5%
Investment securities[1]	158,395	1,280	3.3%	153,866	1,197	3.1%
Loans[1]	241,885	3,325	5.6%	217,921	3,305	6.1%
Securities purchased under agreements to resell[2]:
U.S.	66,638	2,213	13.5%	52,260	1,496	11.5%
Non-U.S.	41,448	1,203	11.8%	49,595	1,034	8.4%
Securities borrowed[3]:
U.S.	113,539	1,048	3.7%	108,288	1,257	4.7%
Non-U.S.	16,125	68	1.7%	18,835	119	2.5%
Trading assets, net of Trading liabilities:
U.S.	111,891	1,248	4.5%	107,970	1,175	4.4%
Non-U.S.	18,435	191	4.2%	18,329	207	4.5%
Customer receivables and Other:
U.S.	60,918	2,006	13.4%	47,180	1,700	14.5%
Non-U.S.	16,474	507	12.5%	17,502	537	12.3%
Total	$943,054	$13,748	5.9%	$888,103	$12,930	5.9%
Interest bearing liabilities
Deposits[1]	$370,745	$2,522	2.8%	$346,946	$2,476	2.9%
Borrowings[1,4]	282,999	3,018	4.3%	251,956	3,223	5.1%
Securities sold under agreements to repurchase[5,7]:
U.S.	18,108	1,786	40.0%	24,410	1,221	20.1%
Non-U.S.	50,533	1,283	10.3%	58,316	1,181	8.1%
Securities loaned[6,7]:
U.S.	10,093	29	1.2%	5,790	17	1.2%
Non-U.S.	6,048	227	15.2%	8,979	207	9.3%
Customer payables and Other[8]:
U.S.	119,309	1,776	6.0%	124,018	1,891	6.1%
Non-U.S.	58,052	754	5.3%	64,756	918	5.7%
Total	$915,887	$11,395	5.0%	$885,171	$11,134	5.1%
Net interest income and net interest rate spread		$2,353	0.9%		$1,796	0.8%
1.Amounts include primarily U.S. balances.
2.Includes interest paid on Securities purchased under agreements to resell.
3.Includes fees paid on Securities borrowed.
4.Average daily balance includes borrowings carried at fair value but, for certain borrowings, interest expense is considered part of fair value and is recorded in Trading revenues.
5.Includes interest received on Securities sold under agreements to repurchase.
6.Includes fees received on Securities loaned.
7.The annualized average rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities-loaned transactions, whether or not such transactions were reported in the balance sheet and (b) net average on-balance sheet balances, which exclude certain securities-for-securities transactions.
8.Includes fees received from Equity Financing customers related to their short transactions, which can be under either margin or securities lending arrangements.

73	March 2025 Form 10-Q

Glossary of Common Terms and Acronyms

2024 Form 10-K	Annual report on Form 10-K for year ended December 31, 2024 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CET1	Common Equity Tier 1
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRE	Commercial real estate
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
DCP	Employee deferred cash-based compensation plans linked to investment performance
DCP investments	Investments associated with certain DCP
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVO	Fair value option
G-SIB	Global systemically important bank
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management
Income statement	Consolidated income statement

IRS	Internal Revenue Service
IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles in the U.S.
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. Bank Subsidiaries	MSBNA and MSPBNA
U.S. GAAP	Accounting principles generally accepted in the U.S.
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

March 2025 Form 10-Q	74

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
Risk Factors
For a discussion of the risk factors affecting the Firm, see “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Shares Purchased as Part of Share Repurchase Authorization[2,3]	Dollar Value of Remaining Authorized Repurchase
January	7,818,953	$136.00	1,115,300	$18,347
February	3,124,925	$135.90	2,378,100	$18,023
March	4,594,211	$117.94	4,450,384	$17,500
Three Months Ended March 31, 2025	15,538,089	$130.64	7,943,784
1.Includes 7,594,305 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended March 31, 2025.
2.Share purchases under publicly announced authorizations are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time.
3.The Firm announced that its Board of Directors reauthorized a multi-year repurchase authorization of up to $20 billion of outstanding common stock (the “Share Repurchase Authorization”) from time to time as conditions warrant and subject to limitations on distributions from the Federal Reserve. The Share Repurchase Authorization is for capital management purposes and considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Authorization has no set expiration or termination date.
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
Other Information
On May 2, 2025, Victoria Worster, age 52, was appointed Chief Accounting Officer and Controller, effective May 15, 2025.

Ms. Worster joined the Firm in 1998 and has served as the Chief Financial Officer of the U.S. Bank Subsidiaries since February 2025. Previously, Ms. Worster served in various leadership roles within the Firm’s Finance Division, including as Asia Pacific Chief Financial Officer, Co-Global Head of Legal Entity Control and Head of International Accounting and Regulatory Policy.
Exhibits

Exhibit No.	Description
15	Letter of awareness from Deloitte & Touche LLP, dated May 5, 2025, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ RAJA J. AKRAM
Raja J. Akram Deputy Chief Financial Officer, Chief Accounting Officer and Controller
Date: May 5, 2025

75	March 2025 Form 10-Q