Form 10-Q
period 2025-06-30
MORGAN STANLEY
filed 2025-08-04
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 31, 2025, there were 1,596,335,756 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2025

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
•Corporate Governance Policies;
•Policy Regarding Corporate Political Activities;
•Policy Regarding Shareholder Rights Plan;
•Equity Ownership Commitment;
•Code of Ethics and Business Conduct;
•Code of Conduct; and
•Integrity Hotline Information.
Our Code of Ethics and Business Conduct applies to all directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Controller. We will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC on our website. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, 1585 Broadway, New York, NY 10036 (212-761-4000). The information on our website is not incorporated by reference into this report.

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

4	June 2025 Form 10-Q

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended June 30, 2025
•The Firm reported net revenues of $16.8 billion and net income applicable to Morgan Stanley of $3.5 billion reflecting strong results across our business segments.
•The Firm delivered ROE of 13.9% and ROTCE of 18.2% (see “Selected Non-GAAP Financial Information” herein).
•The Firm’s expense efficiency ratio was 71% for the second quarter and 70% for the year-to-date reflecting continued discipline in controllable spend, benefits from prior occupancy exits, and productivity gains through technology, partially offset by higher execution-related expenses.
•At June 30, 2025, the Firm’s Standardized Common Equity Tier 1 capital ratio was 15.0%.
•Institutional Securities reported net revenues of $7.6 billion reflecting strong performance in our Markets business on higher client activity primarily in Equity.
•Wealth Management delivered a pre-tax margin of 28.3%. Net revenues of $7.8 billion reflect higher Asset management revenues and higher Transactional revenues driven by increased client activity and the positive impact of investments associated with certain employee deferred cash-based compensation plans linked to investment performance (“DCP investments”) of $294 million. The business added net new assets of $59 billion and fee-based asset flows were $43 billion.
•Investment Management results reflect net revenues of $1.6 billion, primarily driven by asset management fees on higher average AUM and the cumulative impact of positive long-term net flows.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share
We reported net revenues of $16.8 billion in the quarter ended June 30, 2025 (“current quarter,” or “2Q 2025”), which increased by 12% compared with $15.0 billion in the quarter ended June 30, 2024 (“prior year quarter,” or “2Q 2024”). Net income applicable to Morgan Stanley was $3.5 billion in the current quarter, which increased by 15% compared with $3.1 billion in the prior year quarter. Diluted earnings per common share was $2.13 in the current quarter, which increased by 17% compared with $1.82 in the prior year quarter.
We reported net revenues of $34.5 billion in the six months ended June 30, 2025 (“current year period,” or “YTD 2025”), which increased by 15% compared with $30.2 billion in the six months ended June 30, 2024 (“prior year period,” or “YTD 2024”). Net income applicable to Morgan Stanley was $7.9 billion in the current year period, which increased by 21% compared with $6.5 billion in the prior year period. Diluted earnings per common share was $4.73 in the current year period, which increased by 23% compared with $3.85 in the prior year period.

June 2025 Form 10-Q	5

Management’s Discussion and Analysis
Non-Interest Expenses
($ in millions)
•Compensation and benefits expenses of $7,190 million in the current quarter increased 11%, from the prior year quarter, primarily due to higher expenses related to DCP and an increase in the formulaic payout to Wealth Management representatives on higher compensable revenues.

•Compensation and benefits expenses of $14,711 million in the current year period increased 12%, from the prior year period, primarily due to an increase in the formulaic payout to Wealth Management representatives and higher discretionary incentive compensation within Institutional Securities, both on higher revenues, and higher expenses related to outstanding deferred compensation.
During the current year period, as a result of a March employee action, we recognized severance costs associated with a reduction in force (“RIF”) of $144 million, included in Compensation and Benefits expense. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” in the Form 10-Q for the quarter ended March 31, 2025.
•Non-compensation expenses of $4,784 million in the current quarter and $9,323 million in the current year period increased 9% and 10%, respectively, compared with the prior year periods, primarily due to higher execution-related expenses and increased technology spend.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $196 million in the current quarter was primarily related to portfolio growth in corporate loans and secured lending facilities and a macroeconomic outlook reflecting slower GDP growth. The Provision for credit losses on loans and lending commitments in the prior year quarter was $76 million, primarily related to provisions for certain specific commercial real estate loans, mainly in the office sector and modest growth in the corporate loan portfolio.
The Provision for credit losses on loans and lending commitments of $331 million in the current year period was primarily related to portfolio growth in corporate loans and secured lending facilities and a macroeconomic outlook reflecting slower GDP growth. The Provision for credit losses on loans and lending commitments in the prior year period was $70 million, primarily related to provisions for certain specific commercial real estate loans, mainly in the office sector, modest growth in certain corporate and other loan portfolios and provisions for certain specific securities-based loans, partially offset by improvements in the macroeconomic outlook.
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

6	June 2025 Form 10-Q

Management’s Discussion and Analysis
•Institutional Securities net revenues of $7,643 million in the current quarter and $16,626 million in the current year period increased 9% and 19%, respectively, compared with the prior year periods, primarily reflecting higher results in Equity driven by higher client activity and higher average client balances.
•Wealth Management net revenues of $7,764 million in the current quarter and $15,091 million in the current year period increased 14% and 10%, respectively, compared with the prior year periods, primarily reflecting higher Asset management revenues on higher market levels and the cumulative impact of positive fee-based flows and gains on DCP investments.
•Investment Management net revenues of $1,552 million in the current quarter and $3,154 million in the current year period increased 12% and 14%, respectively, compared with the prior year periods, primarily reflecting higher Asset management and related fees driven by higher average AUM on higher market levels and higher Performance-based income and other revenues.
Net Revenues by Region1
($ in millions)
1.For a discussion of how the geographic breakdown of net revenues is determined, see Note 22 to the financial statements in the 2024 Form 10-K.
•Americas net revenues increased 10% and 11% in the current quarter and in the current year period, respectively, compared with the prior year periods, driven by higher results across all business segments.
•EMEA net revenues increased 14% and 20% in the current quarter and in the current year period, respectively, compared with the prior year periods, primarily driven by higher results in our Markets business within the Institutional Securities business segment.
•Asia net revenues increased 23% and 28% in the current quarter and in the current year period, respectively, compared with the prior year periods, primarily driven by higher Equity revenues within the Institutional Securities business segment.
Selected Financial Information and Other Statistical Data

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions, except per share data	2025	2024	2025	2024
Consolidated results
Net revenues	$16,792	$15,019	$34,531	$30,155
Earnings applicable to Morgan Stanley common shareholders	$3,392	$2,942	$7,549	$6,208
Earnings per diluted common share	$2.13	$1.82	$4.73	$3.85
Consolidated financial measures
Expense efficiency ratio[1]	71%	72%	70%	72%
ROE[2]	13.9%	13.0%	15.7%	13.8%
ROTCE[2,3]	18.2%	17.5%	20.6%	18.6%
Pre-tax margin[4]	28%	27%	29%	28%
Effective tax rate	22.7%	23.5%	21.8%	22.3%
Pre-tax margin by segment[4]
Institutional Securities	28%	29%	32%	31%
Wealth Management	28%	27%	28%	27%
Investment Management	21%	16%	20%	17%

$ in millions, except per share data, worldwide employees and client assets	At June 30, 2025	At December 31, 2024
Average liquidity resources for three months ended[5]	$363,389	$345,440
Loans[6]	$267,395	$246,814
Total assets	$1,353,870	$1,215,071
Deposits	$389,377	$376,007
Borrowings	$328,801	$288,819
Common equity	$98,434	$94,761
Tangible common equity[3]	$75,517	$71,604
Common shares outstanding	1,598	1,607
Book value per common share[7]	$61.59	$58.98
Tangible book value per common share[3,7]	$47.25	$44.57
Worldwide employees (in thousands)	80	80
Client assets[8] (in billions)	$8,205	$7,860
Capital Ratios[9]
Common Equity Tier 1 capital—Standardized	15.0%	15.9%
Tier 1 capital—Standardized	16.9%	18.0%
Common Equity Tier 1 capital—Advanced	15.7%	15.7%
Tier 1 capital—Advanced	17.6%	17.8%
Tier 1 leverage	6.8%	6.9%
SLR	5.5%	5.6%
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
9.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

June 2025 Form 10-Q	7

Management’s Discussion and Analysis
Economic and Market Conditions
In the second quarter of 2025, the economic environment reflected varied market conditions. Early in the quarter there was economic uncertainty and market volatility driven by global trade concerns that influenced client confidence and investor sentiment. The latter part of the quarter was characterized by a steady rebound in capital markets. Ongoing geopolitical uncertainty, trade policy changes, inflation, as well as the timing and pace of central bank actions have impacted and could continue to impact capital markets and our businesses, as discussed further in “Business Segments” herein.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Net revenues	$16,792	$15,019	$34,531	$30,155
Adjustment for mark-to-market losses (gains) on DCP[1]	(377)	54	(228)	(133)
Adjusted Net revenues—non-GAAP	$16,415	$15,073	$34,303	$30,022
Compensation expense	$7,190	$6,460	$14,711	$13,156
Adjustment for mark-to-market gains (losses) on DCP[1]	(371)	(55)	(369)	(304)
Adjusted Compensation expense—non-GAAP	$6,819	$6,405	$14,342	$12,852
Wealth Management Net revenues	$7,764	$6,792	$15,091	$13,672
Adjustment for mark-to-market losses (gains) on DCP[1]	(294)	45	(163)	(95)
Adjusted Wealth Management Net revenues—non-GAAP	$7,470	$6,837	$14,928	$13,577
Wealth Management Compensation expense	$4,147	$3,601	$8,146	$7,389
Adjustment for mark-to-market gains (losses) on DCP[1]	(264)	(33)	(247)	(189)
Adjusted Wealth Management Compensation expense—non-GAAP	$3,883	$3,568	$7,899	$7,200
1.Net revenues and compensation expense are adjusted for DCP for both Firm and Wealth Management business segment.

$ in millions	At June 30, 2025	At December 31, 2024
Tangible equity
Common equity	$98,434	$94,761
Less: Goodwill and net intangible assets	(22,917)	(23,157)
Tangible common equity—non-GAAP	$75,517	$71,604

8	June 2025 Form 10-Q

Management’s Discussion and Analysis

	Average Monthly Balance
	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Tangible equity
Common equity	$97,512	$90,608	$96,420	$90,234
Less: Goodwill and net intangible assets	(22,964)	(23,557)	(23,025)	(23,631)
Tangible common equity—non-GAAP	$74,548	$67,051	$73,395	$66,603
Non-GAAP Financial Measures by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2025	2024	2025	2024
Average common equity[1]
Institutional Securities	$48.4	$45.0	$48.4	$45.0
Wealth Management	29.4	29.1	29.4	29.1
Investment Management	10.6	10.8	10.6	10.8
ROE[2]
Institutional Securities	12%	13%	16%	14%
Wealth Management	23%	19%	21%	19%
Investment Management	9%	6%	10%	7%
Average tangible common equity[1]
Institutional Securities	$48.0	$44.6	$48.0	$44.6
Wealth Management	16.3	15.5	16.3	15.5
Investment Management	1.0	1.1	1.0	1.1
ROTCE[2]
Institutional Securities	12%	13%	16%	14%
Wealth Management	41%	35%	39%	35%
Investment Management	97%	58%	100%	63%
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

June 2025 Form 10-Q	9

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

	Three Months Ended June 30,		% Change
$ in millions	2025	2024
Revenues
Advisory	$508	$592	(14)%
Equity	500	352	42%
Fixed Income	532	675	(21)%
Total Underwriting	1,032	1,027	—%
Total Investment Banking	1,540	1,619	(5)%
Equity	3,721	3,018	23%
Fixed Income	2,180	1,999	9%
Other	202	346	(42)%
Net revenues	$7,643	$6,982	9%
Provision for credit losses	168	54	N/M
Compensation and benefits	2,430	2,291	6%
Non-compensation expenses	2,934	2,591	13%
Total non-interest expenses	5,364	4,882	10%
Income before provision for income taxes	2,111	2,046	3%
Provision for income taxes	472	486	(3)%
Net income	1,639	1,560	5%
Net income applicable to noncontrolling interests	35	40	(13)%
Net income applicable to Morgan Stanley	$1,604	$1,520	6%

	Six Months Ended June 30,		% Change
$ in millions	2025	2024
Revenues
Advisory	$1,071	$1,053	2%
Equity	819	782	5%
Fixed Income	1,209	1,231	(2)%
Total Underwriting	2,028	2,013	1%
Total Investment Banking	3,099	3,066	1%
Equity	7,849	5,860	34%
Fixed Income	4,784	4,484	7%
Other	894	588	52%
Net revenues	16,626	13,998	19%
Provision for credit losses	259	56	N/M
Compensation and benefits	5,284	4,634	14%
Non-compensation expenses	5,691	4,911	16%
Total non-interest expenses	10,975	9,545	15%
Income before provision for income taxes	5,392	4,397	23%
Provision for income taxes	1,168	968	21%
Net income	4,224	3,429	23%
Net income applicable to noncontrolling interests	91	90	1%
Net income applicable to Morgan Stanley	$4,133	$3,339	24%
Investment Banking
Investment Banking Volumes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2025	2024	2025	2024
Completed mergers and acquisitions[1]	$152	$233	$299	$349
Equity and equity-related offerings[2,3]	20	12	35	29
Fixed Income offerings[2,4]	88	86	189	183
Source: LSEG Data & Risk Analytics (formerly known as Refinitiv) as of July 1, 2025. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Net revenues of $1,540 million in the current quarter decreased 5% from the prior year quarter, reflecting lower Fixed Income underwriting and Advisory revenues, partially offset by higher Equity underwriting revenues.
•Advisory revenues decreased primarily reflecting fewer completed M&A transactions
•Equity underwriting revenues increased on higher volumes, particularly in follow-on offerings, convertible issuances and initial public offerings.
•Fixed Income underwriting revenues decreased primarily due to lower non-investment grade issuances compared with elevated results in the prior year quarter.
Net revenues of $3,099 million in the current year period increased 1% from the prior year period, primarily reflecting higher Equity underwriting revenues.
•Advisory revenues were relatively unchanged compared with the prior year period.
•Equity underwriting revenues increased primarily on convertible issuances and private placement offerings, partially offset by lower secondary block share trades.
•Fixed Income underwriting revenues decreased primarily reflecting lower bond and investment-grade loan issuances, partially offset by higher non-investment grade loan issuances.
While Investment Banking results have shown improvement in recent quarters, we continue to operate in a market environment with lower completed M&A activity relative to longer-term averages. The current economic environment may continue to delay expectations of increased M&A activity.
See “Investment Banking Volumes” herein.

10	June 2025 Form 10-Q

Management’s Discussion and Analysis
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended June 30, 2025
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$2,441	$156	$(706)	$—	$1,891
Execution services	1,059	733	(106)	144	1,830
Total Equity	$3,500	$889	$(812)	$144	$3,721
Total Fixed Income	$1,893	$107	$113	$67	$2,180

	Three Months Ended June 30, 2024
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$2,101	$134	$(719)	$1	$1,517
Execution services	933	613	(83)	38	1,501
Total Equity	$3,034	$747	$(802)	$39	$3,018
Total Fixed Income	$2,103	$97	$(234)	$33	$1,999

	Six Months Ended June 30, 2025
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$4,708	$312	$(1,303)	$—	$3,717
Execution services	2,529	1,531	(204)	276	4,132
Total Equity	$7,237	$1,843	$(1,507)	$276	$7,849
Total Fixed Income	$4,300	$215	$132	$137	$4,784

	Six Months Ended June 30, 2024
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$4,123	$270	$(1,610)	$2	$2,785
Execution services	1,906	1,221	(124)	72	3,075
Total Equity	$6,029	$1,491	$(1,734)	$74	$5,860
Total Fixed Income	$4,696	$201	$(524)	$111	$4,484
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $3,721 million in the current quarter and $7,849 million in the current year period increased 23% and 34%, respectively, compared with the prior year periods, reflecting an increase in Execution services and Financing amid heightened market volatility.
•Financing revenues increased primarily due to increased client activity and higher average client balances.
•Execution services revenues increased primarily due to higher gains on inventory held to facilitate client activity and increased client activity in derivatives and cash equities.
Fixed Income
Net revenues of $2,180 million in the current quarter increased 9% from the prior year quarter, reflecting an increase in Global macro and Credit products amid heightened market volatility, partially offset by a decrease in Commodities.
•Global macro products revenues increased in rates and foreign exchange products, primarily due to increased client activity and gains on inventory held to facilitate client activity.
•Credit products revenues increased primarily due to increased client activity in corporate credit and securitized products, partially offset by higher losses on inventory held to facilitate client activity in corporate credit products.
•Commodities products and other fixed income revenues decreased primarily due to losses compared with gains in the prior year quarter on inventory held to facilitate client activity in power and gas, and lower client activity in structured transactions.

Net revenues of $4,784 million in the current year period increased 7% from the prior year period, reflecting an increase in Global macro products, partially offset by a decrease in Commodities and Credit products.
•Global macro products revenues increased in foreign exchange and rates products, primarily due to gains on inventory held to facilitate client activity and increased client activity.
•Credit products revenues decreased primarily due to losses compared with gains on inventory held to facilitate client activity, partially offset by increased client activity in corporate credit products and higher secured lending.
•Commodities products and other fixed income revenues decreased primarily due to lower gains on inventory held to facilitate client activity.
Other Net Revenues
Other net revenues were $202 million in the current quarter, compared with $346 million in the prior year quarter, primarily reflecting lower net interest income and fees on corporate loans.
Other net revenues were $894 million in the current year period, compared with $588 million in the prior year period, primarily reflecting gains on the sale of corporate loans held-for-sale compared with mark-to-market losses, inclusive of hedges, in the prior year period, partially offset by lower net interest income and fees on corporate loans.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $168 million in the current quarter was primarily related to portfolio growth in corporate loans and secured lending facilities and a macroeconomic outlook reflecting slower GDP growth. The Provision for credit losses on loans and lending commitments of $54 million in the prior year quarter was primarily related to provisions for certain specific commercial real estate loans, mainly in the office sector, and modest growth in the corporate loan portfolio.
The Provision for credit losses on loans and lending commitments of $259 million in the current year period was

June 2025 Form 10-Q	11

Management’s Discussion and Analysis
primarily related to portfolio growth in corporate loans and secured lending facilities and a macroeconomic outlook reflecting slower GDP growth. The Provision for credit losses on loans and lending commitments of $56 million in the prior year period was primarily related to provisions for certain specific commercial real estate loans, mainly in the office sector, and modest growth in certain corporate loan portfolios, partially offset by improvements in the macroeconomic outlook.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-Interest Expenses
Non-interest expenses of $5,364 million in the current quarter increased 10% compared with the prior year quarter reflecting higher Non-compensation expenses and Compensation and benefits expenses.
•Compensation and benefits expenses increased primarily due to higher expenses related to deferred compensation awards.
•Non-compensation expenses increased primarily due to higher execution-related expenses and increased technology spend.
Non-interest expenses of $10,975 million in the current year period increased 15% compared with the prior year period reflecting higher Non-compensation expenses and Compensation and benefits expenses.
•Compensation and benefits expenses increased primarily due to higher discretionary incentive compensation on higher revenues and higher expenses related to outstanding deferred compensation.
•Non-compensation expenses increased primarily due to higher execution-related expenses and increased technology spend.

12	June 2025 Form 10-Q

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended June 30,		% Change
$ in millions	2025	2024
Revenues
Asset management	$4,411	$3,989	11%
Transactional[1]	1,264	782	62%
Net interest	1,910	1,798	6%
Other[2]	179	223	(20)%
Net revenues	7,764	6,792	14%
Provision for credit losses	28	22	27%
Compensation and benefits	4,147	3,601	15%
Non-compensation expenses	1,389	1,348	3%
Total non-interest expenses	5,536	4,949	12%
Income before provision for income taxes	$2,200	$1,821	21%
Provision for income taxes	500	418	20%
Net income applicable to Morgan Stanley	$1,700	$1,403	21%

	Six Months Ended June 30,		% Change
$ in millions	2025	2024
Revenues
Asset management	$8,807	$7,818	13%
Transactional[1]	2,137	1,815	18%
Net interest	3,812	3,654	4%
Other[2]	335	385	(13)%
Net revenues	15,091	13,672	10%
Provision for credit losses	72	14	N/M
Compensation and benefits	8,146	7,389	10%
Non-compensation expenses	2,722	2,642	3%
Total non-interest expenses	10,868	10,031	8%
Income before provision for income taxes	4,151	3,627	14%
Provision for income taxes	919	821	12%
Net income applicable to Morgan Stanley	$3,232	$2,806	15%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues.
2.Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At June 30, 2025	At December 31, 2024
Total client assets[1]	$6,492	$6,194
U.S. Bank Subsidiary loans	$169	$160
Margin and other lending[2]	$26	$28
Deposits[3]	$383	$370
Annualized weighted average cost of deposits[4]
Period end	2.83%	2.73%
Period average for three months ended	2.81%	2.94%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net new assets	$59.2	$36.4	$153.0	$131.3
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
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products. Amounts include the effect of related hedging derivatives. The period end cost of deposits is based upon balances and rates as of June 30, 2025 and December 31, 2024. The period average is based on daily balances and rates for the period.
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
Advisor-Led Channel

$ in billions	At June 30, 2025	At December 31, 2024
Advisor-led client assets[1]	$5,043	$4,758
Fee-based client assets[2]	$2,478	$2,347
Fee-based client assets as a percentage of advisor-led client assets	49%	49%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fee-based asset flows[3]	$42.8	$26.0	$72.6	$52.2
1.Advisor-led client assets represent client assets in accounts that have a Wealth Management representative assigned.
2.Fee‐based client assets represent the amount of client assets where the basis of payment for services is a fee calculated on those assets.
3.Fee-based asset flows include net new fee-based assets (including asset acquisitions), net account transfers, dividends, interest and client fees, and exclude institutional cash management related activity. For a description of the Inflows and Outflows included in Fee-based asset flows, see "Fee-Based Client Assets Rollforwards" herein.

June 2025 Form 10-Q	13

Management’s Discussion and Analysis
Self-Directed Channel

	At June 30, 2025	At December 31, 2024
Self-directed client assets[1] (in billions)	$1,449	$1,437
Self-directed households[2] (in millions)	8.4	8.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Daily average revenue trades (“DARTs”)[3] (in thousands)	983	781	993	810
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

	At June 30, 2025	At December 31, 2024
Stock plan unvested assets[2] (in billions)	$491	$475
Stock plan participants[3] (in millions)	6.7	6.6
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
Net Revenues
Asset Management
Asset management revenues of $4,411 million in the current quarter and $8,807 million in the current year period increased 11% and 13%, respectively, compared with prior year periods, primarily reflecting higher fee-based assets due to higher market levels and the cumulative impact of positive fee-based flows.
See “Fee-Based Client Assets Rollforwards” herein.
Transactional Revenues
Transactional revenues of $1,264 million in the current quarter and $2,137 million in the current year period increased 62% and 18%, respectively, compared with the prior year periods, primarily driven by higher client activity, particularly in equity-related transactions, and gains on DCP investments.
For further information on the impact of DCP, see “Selected Non-GAAP Financial Information” herein.
Net Interest
Net interest revenues of $1,910 million in the current quarter increased 6% compared with the prior year quarter, primarily due to the cumulative impact of lending growth and changes in balance sheet mix, partially offset by the net effect of lower interest rates.
Net interest revenues of $3,812 million in the current year period increased 4% compared with the prior year period, primarily due to the cumulative impact of lending growth and changes in balance sheet mix, partially offset by the net effect of lower interest rates and lower average sweep deposits.
The level and pace of interest rate changes and other macroeconomic factors have impacted client preferences, including cash allocation to higher-yielding products and client demand for loans. These factors, along with other developments, such as pricing changes to certain deposit types due to various competitive dynamics, have impacted our net interest income. To the extent they persist, or other factors arise, such as central bank actions and changes in the path of interest rates, net interest income may be impacted in future periods.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $28 million in the current quarter was primarily related to certain specific loans in our tailored lending portfolio and portfolio growth in residential real estate loans. The Provision for credit losses on loans and lending commitments of $22 million in the prior year quarter was primarily related to certain specific securities-based loans.
The Provision for credit losses on loans and lending commitments of $72 million in the current year period was primarily related to certain specific loans in our tailored lending portfolio and residential real estate loans related to California wildfires. In the prior year, the Provision for credit losses on loans and lending commitments of $14 million was primarily related to certain specific securities-based and commercial real estate loans, mainly in the office sector. This was partially offset by improvements in the macroeconomic outlook.
Non-Interest Expenses
Non-interest expenses of $5,536 million in the current quarter and $10,868 million in the current year period increased 12% and 8%, respectively, compared with the prior year periods, primarily as a result of higher Compensation and benefits expenses.
•Compensation and benefits expenses increased, primarily as a result of an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues and higher expenses related to DCP.

14	June 2025 Form 10-Q

Management’s Discussion and Analysis
•Non-compensation expenses increased, primarily reflecting higher marketing and business development costs and increased technology spend.
For further information on the impact of DCP, see “Selected Non-GAAP Financial Information” herein.

Fee-Based Client Assets Rollforwards

$ in billions	At March 31, 2025	Inflows[1]	Outflows[2]	Market Impact[3]	At June 30, 2025
Separately managed[4]	$722	$30	$(10)	$(14)	$728
Unified managed	623	34	(17)	40	680
Advisor	201	9	(10)	14	214
Portfolio manager	743	33	(26)	43	793
Subtotal	$2,289	$106	$(63)	$83	$2,415
Cash management	60	15	(12)	—	63
Total fee-based client assets	$2,349	$121	$(75)	$83	$2,478

$ in billions	At March 31, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	At June 30, 2024
Separately managed[4]	$631	$21	$(13)	$24	$663
Unified managed	545	29	(15)	2	561
Advisor	198	8	(10)	3	199
Portfolio manager	688	32	(26)	10	704
Subtotal	$2,062	$90	$(64)	$39	$2,127
Cash management	62	23	(24)	—	61
Total fee-based client assets	$2,124	$113	$(88)	$39	$2,188

$ in billions	At Dec 31, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	At June 30, 2025
Separately managed[4]	$719	$49	$(21)	$(19)	$728
Unified managed	613	68	(34)	33	680
Advisor	207	17	(19)	9	214
Portfolio manager	750	63	(50)	30	793
Subtotal	$2,289	$197	$(124)	$53	$2,415
Cash management	58	26	(21)	—	63
Total fee-based client assets	$2,347	$223	$(145)	$53	$2,478

$ in billions	At Dec 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	At June 30, 2024
Separately managed[4]	$589	$36	$(25)	$63	$663
Unified managed	501	60	(28)	28	561
Advisor	188	15	(19)	15	199
Portfolio manager	645	60	(47)	46	704
Subtotal	$1,923	$171	$(119)	$152	$2,127
Cash management	60	35	(34)	—	61
Total fee-based client assets	$1,983	$206	$(153)	$152	$2,188
1.Inflows include new accounts, account transfers, deposits, dividends and interest.
2.Outflows include closed or terminated accounts, account transfers, withdrawals and client fees.
3.Market impact includes realized and unrealized gains and losses on portfolio investments.
4.Includes non-custody account values based on asset values reported on a quarter lag by third-party custodians.
Average Fee Rates1

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2025	2024	2025	2024
Separately managed	12	12	12	12
Unified managed	90	91	90	91
Advisor	78	79	78	79
Portfolio manager	88	89	88	89
Subtotal	64	65	64	65
Cash management	6	6	6	6
Total fee-based client assets	62	63	63	63
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
For a description of fee-based client assets in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2024 Form 10-K.

June 2025 Form 10-Q	15

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended June 30,		% Change
$ in millions	2025	2024
Revenues
Asset management and related fees	$1,434	$1,342	7%
Performance-based income and other[1]	118	44	168%
Net revenues	1,552	1,386	12%
Compensation and benefits	613	568	8%
Non-compensation expenses	616	596	3%
Total non-interest expenses	1,229	1,164	6%
Income before provision for income taxes	323	222	45%
Provision for income taxes	77	56	38%
Net income	246	166	48%
Net income (loss) applicable to noncontrolling interests	1	1	N/M
Net income applicable to Morgan Stanley	$245	$165	48%

	Six Months Ended June 30,		% Change
$ in millions	2025	2024
Revenues
Asset management and related fees	$2,885	$2,688	7%
Performance-based income and other[1]	269	75	N/M
Net revenues	3,154	2,763	14%
Compensation and benefits	1,281	1,133	13%
Non-compensation expenses	1,227	1,167	5%
Total non-interest expenses	2,508	2,300	9%
Income before provision for income taxes	646	463	40%
Provision for income taxes	138	105	31%
Net income	508	358	42%
Net income (loss) applicable to noncontrolling interests	1	1	N/M
Net income applicable to Morgan Stanley	$507	$357	42%
1.Includes Investments and Trading, Net interest, and Other revenues.
Net Revenues
Asset Management and Related Fees
Asset management and related fees of $1,434 million in the current quarter and $2,885 million in the current year period increased 7% in both periods, compared with the prior year periods, primarily driven by higher average AUM on higher market levels from the prior year periods and the cumulative impact of positive long-term net flows.
Asset management revenues are influenced by the level, relative mix of AUM and related fee rates. While higher market levels drove increases in average AUM in the current quarter, there were continued net outflows in the Equity asset class, offset by higher net inflows in the Alternatives and Solutions and Fixed Income asset classes reflecting client preferences. Although the net outflows in Equity asset class have started to slow in the current year period, outflows may nonetheless be influenced by the structure and performance of our investment strategies and products relative to their benchmarks. To the extent these conditions continue, we would expect our Asset management revenue to continue to be impacted.
See “Assets Under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues of $118 million in the current quarter increased from the prior year quarter, primarily due to higher accrued carried interest in infrastructure funds and gains on DCP investments compared with losses in the prior year quarter, partially offset by lower accrued carried interest in certain private funds.

Performance-based income and other revenues of $269 million in the current year period increased from the prior year period, primarily due to higher accrued carried interest in infrastructure and real estate funds, partially offset by lower accrued carried interest in certain private funds.
Non-Interest Expenses
Non-interest expenses of $1,229 million in the current quarter increased 6% from the prior year quarter, as a result of higher Compensation and benefits expenses and Non-compensation expenses.
•Compensation and benefits expenses increased in the current quarter, primarily due to higher expenses related to DCP and higher compensation associated with carried interest.
•Non-compensation expenses increased in the current quarter, primarily due to higher distribution expenses on higher AUM, partially offset by lower occupancy expenses.

Non-interest expenses of $2,508 million in the current year period increased 9% from the prior year period, as a result of higher Compensation and benefits expenses and Non-compensation expenses.
•Compensation and benefits expenses increased in the current year period, primarily due to higher compensation associated with carried interest.
•Non-compensation expenses increased in the current year period, primarily due to higher distribution expenses on higher AUM.

16	June 2025 Form 10-Q

Management’s Discussion and Analysis
Assets Under Management or Supervision Rollforwards

$ in billions	At Mar 31, 2025	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At June 30, 2025
Equity	$301	$11	$(13)	$26	$2	$327
Fixed Income	199	25	(17)	4	1	212
Alternatives and Solutions	591	35	(29)	37	2	636
Long-Term AUM	$1,091	$71	$(59)	$67	$5	$1,175
Liquidity and Overlay Services	556	642	(666)	7	(1)	538
Total	$1,647	$713	$(725)	$74	$4	$1,713

$ in billions	At Mar 31, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At June 30, 2024
Equity	$310	$9	$(18)	$2	$(2)	$301
Fixed Income	174	14	(12)	1	(1)	176
Alternatives and Solutions	543	33	(26)	10	(2)	558
Long-Term AUM	$1,027	$56	$(56)	13	(5)	1,035
Liquidity and Overlay Services	478	567	(561)	5	(6)	483
Total	$1,505	$623	$(617)	$18	$(11)	$1,518

$ in billions	At Dec 31, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At June 30, 2025
Equity	$312	$22	$(29)	$17	$5	$327
Fixed Income	192	43	(30)	7	—	212
Alternatives and Solutions	593	75	(61)	27	2	636
Long-Term AUM	$1,097	$140	$(120)	$51	$7	$1,175
Liquidity and Overlay Services	569	1,329	(1,368)	13	(5)	538
Total	$1,666	$1,469	$(1,488)	$64	$2	$1,713

$ in billions	At Dec 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At June 30, 2024
Equity	$295	$20	$(34)	$26	$(6)	$301
Fixed Income	171	31	(25)	2	(3)	176
Alternatives and Solutions	508	68	(50)	36	(4)	558
Long-Term AUM	$974	$119	$(109)	$64	$(13)	$1,035
Liquidity and Overlay Services	485	1,089	(1,092)	11	(10)	483
Total	$1,459	$1,208	$(1,201)	$75	$(23)	$1,518
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
Average AUM

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2025	2024	2025	2024
Equity	$312	$300	$314	$299
Fixed income	204	174	200	173
Alternatives and Solutions	609	545	607	533
Long-term AUM subtotal	1,125	1,019	1,121	1,005
Liquidity and Overlay Services	548	479	554	481
Total AUM	$1,673	$1,498	$1,675	$1,486
Average Fee Rates1

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2025	2024	2025	2024
Equity	69	70	69	71
Fixed income	36	36	36	36
Alternatives and Solutions	27	29	27	29
Long-term AUM	40	42	41	43
Liquidity and Overlay Services	13	12	13	12
Total AUM	31	33	31	33
1.Based on Asset management revenues, net of waivers, excluding performance-based fees and other non-management fees. For certain non-U.S. funds, it includes the portion of advisory fees that the advisor collects on behalf of third-party distributors. The payment of those fees to the distributor is included in Non-compensation expenses in the income statement.
For a description of the asset classes in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision Rollforwards” in the 2024 Form 10-K.

June 2025 Form 10-Q	17

Management’s Discussion and Analysis
Supplemental Financial Information
U.S. Bank Subsidiaries
Our U.S. Bank Subsidiaries, Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (together, “U.S. Bank Subsidiaries”), accept deposits, provide loans to a variety of customers, including large corporate and institutional clients, as well as high to ultra-high net worth individuals, and invest in securities. Lending activity in our U.S. Bank Subsidiaries from the Institutional Securities business segment primarily includes Secured lending facilities, Commercial and Residential real estate and Corporate loans. Lending activity in our U.S. Bank Subsidiaries from the Wealth Management business segment primarily includes Securities-based lending, which allows clients to borrow money against the value of qualifying securities, other forms of secured loans, including tailored lending to ultra-high net worth clients, and Residential real estate loans.
For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein. For a further discussion about loans and lending commitments, see Notes 9 and 13 to the financial statements.
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At June 30, 2025	At December 31, 2024
Investment securities:
Available-for-sale at fair value	$85.7	$76.5
Held-to-maturity	46.1	47.8
Total Investment securities	$131.8	$124.3
Wealth Management loans[2]
Residential real estate	$69.1	$66.6
Securities-based lending and Other[3]	99.8	92.9
Total Wealth Management loans	$168.9	$159.5
Institutional Securities loans[2]
Corporate	$5.9	$7.1
Secured lending facilities	61.4	50.2
Commercial and Residential real estate	10.5	10.5
Securities-based lending and Other	5.5	5.6
Total Institutional Securities loans	$83.3	$73.4
Total assets	$450.8	$434.8
Deposits[4]	$382.6	$369.7
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

We continue to evaluate accounting updates disclosed in the “Accounting Development Updates” section of the 2024 Form 10-K, including the implementation of the Income Tax Disclosures accounting update effective for the annual reporting period beginning January 1, 2025. We do not expect a material impact on our financial condition or results of operations upon adoption.
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

18	June 2025 Form 10-Q

Management’s Discussion and Analysis
market fluctuations. On a regular basis, we review current performance versus established thresholds and assess the need to re-allocate our balance sheet based on business segment needs. We also monitor key metrics, including asset and liability size and capital usage.
Total Assets by Business Segment

	At June 30, 2025
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$88,370	$20,680	$80	$109,130
Trading assets at fair value	408,492	11,709	5,318	425,519
Investment securities	34,590	128,983	—	163,573
Securities purchased under agreements to resell	92,383	14,372	—	106,755
Securities borrowed	138,876	1,083	—	139,959
Customer and other receivables	62,117	34,660	1,533	98,310
Loans[1]	89,034	168,948	4	257,986
Goodwill	443	10,200	6,091	16,734
Intangible assets	23	2,722	3,440	6,185
Other assets[2]	16,835	11,572	1,312	29,719
Total assets	$931,163	$404,929	$17,778	$1,353,870

	At December 31, 2024
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$74,079	$31,072	$235	$105,386
Trading assets at fair value	320,003	6,915	4,966	331,884
Investment securities	38,096	121,583	—	159,679
Securities purchased under agreements to resell	100,404	18,161	—	118,565
Securities borrowed	121,901	1,958	—	123,859
Customer and other receivables	47,321	37,196	1,641	86,158
Loans[1]	78,607	159,542	4	238,153
Goodwill	435	10,190	6,081	16,706
Intangible assets	27	2,939	3,487	6,453
Other assets[2]	15,735	11,292	1,201	28,228
Total assets	$796,608	$400,848	$17,615	$1,215,071
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
At June 30, 2025 and December 31, 2024, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2025	March 31, 2025
Cash deposits with central banks	$56,914	$58,279
Unencumbered HQLA Securities[1]:
U.S. government obligations	184,877	167,173
U.S. agency and agency mortgage-backed securities	85,482	92,728
Non-U.S. sovereign obligations[2]	28,291	26,132
Other investment grade securities	325	182
Total HQLA[1]	$355,889	$344,494
Cash deposits with banks (non-HQLA)	7,500	7,246
Total Liquidity Resources	$363,389	$351,740
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered French, U.K., Japanese, Italian, German, and Spanish government obligations.

June 2025 Form 10-Q	19

Management’s Discussion and Analysis
Liquidity Resources by Non-Bank and Bank Legal Entities

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2025	March 31, 2025
Non-Bank legal entities
U.S.:
Parent Company	$94,757	$79,172
Non-Parent Company	55,332	58,994
Total U.S.	150,089	138,166
Non-U.S.	66,830	63,092
Total Non-Bank legal entities	216,919	201,258
Bank legal entities
U.S.	140,280	144,302
Non-U.S.	6,190	6,180
Total Bank legal entities	146,470	150,482
Total Liquidity Resources	$363,389	$351,740
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
As of June 30, 2025, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2025	March 31, 2025
Eligible HQLA
Cash deposits with central banks	$52,122	$53,674
Securities[1]	241,114	221,883
Total Eligible HQLA	$293,236	$275,557
Net cash outflows	$218,347	$212,276
LCR	134%	130%
1.Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
Net Stable Funding Ratio

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2025	March 31, 2025
Available stable funding	$664,050	$629,739
Required stable funding	542,395	523,720
NSFR	122%	120%
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

20	June 2025 Form 10-Q

Management’s Discussion and Analysis
Collateralized Financing Transactions

$ in millions	At June 30, 2025	At December 31, 2024
Securities purchased under agreements to resell and Securities borrowed	$246,714	$242,424
Securities sold under agreements to repurchase and Securities loaned	$88,730	$65,293
Securities received as collateral[1]	$4,079	$9,625
1.Included within Trading assets in the balance sheet.

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2025	December 31, 2024
Securities purchased under agreements to resell and Securities borrowed	$265,507	$250,354
Securities sold under agreements to repurchase and Securities loaned	$90,283	$74,949
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
Deposits

$ in millions	At June 30, 2025	At December 31, 2024
Savings and demand deposits:
Brokerage sweep deposits[1]	$135,361	$142,550
Savings and other	165,185	157,348
Total Savings and demand deposits	300,546	299,898
Time deposits[2]	88,831	76,109
Total[3]	$389,377	$376,007
1.Amounts represent balances swept from client brokerage accounts.
2.Our Time deposits are predominantly brokered certificates of deposit.
3.Our deposits are primarily held in U.S. offices.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics relative to other sources of funding. Each category of deposits presented above has a different cost profile and clients may respond differently to changes in interest rates and other macroeconomic conditions. Total deposits in the current year period increased primarily due to increases in Time and Savings deposits, partially offset by a reduction in Brokerage sweep deposits.
Borrowings by Maturity at June 30, 20251

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$8,673	$8,673
Original maturities greater than one year
2025	$5,607	$6,469	$12,076
2026	18,341	15,247	33,588
2027	21,942	15,368	37,310
2028	16,023	18,940	34,963
2029	19,610	13,881	33,491
Thereafter	118,161	50,539	168,700
Total greater than one year	$199,684	$120,444	$320,128
Total	$199,684	$129,117	$328,801
Maturities over next 12 months[2]			$23,784
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $329 billion as of June 30, 2025 increased compared with $289 billion at December 31, 2024, primarily due to issuances net of maturities and redemptions.
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

June 2025 Form 10-Q	21

Management’s Discussion and Analysis
See also “Risk Factors—Liquidity Risk” in the 2024 Form 10-K.
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at July 31, 2025

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	AA (low)	Stable
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	A1	Stable
Rating and Investment Information, Inc.	a-1	A+	Stable
S&P Global Ratings	A-2	A-	Stable

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1+	AA-	Stable
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1+	AA-	Stable
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable
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
contract our capital base to address the changing needs of our businesses.
Common Stock Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except for per share data	2025	2024	2025	2024
Number of shares	8	8	16	19
Average price per share	$123.22	$95.96	$124.54	$90.50
Total	$1,000	$750	$2,000	$1,750
For additional information on our common stock repurchases, see Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	July 16, 2025
Amount per share	$1.00
Date to be paid	August 15, 2025
Shareholders of record as of	July 31, 2025
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

22	June 2025 Form 10-Q

Management’s Discussion and Analysis
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

	At June 30, 2025 and December 31, 2024
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

	Regulatory Minimum	At June 30, 2025 and December 31, 2024
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	13.5%	10.0%
Tier 1 capital ratio	6.0%	15.0%	11.5%
Total capital ratio	8.0%	17.0%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At June 30, 2025 and December 31, 2024, the differences between the actual and required ratios were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced supplementary leverage ratio (“eSLR”) capital buffer of at least 2%.
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

June 2025 Form 10-Q	23

Management’s Discussion and Analysis
Regulatory Capital Ratios
Risk-based capital

	Standardized		Advanced
$ in millions	At June 30, 2025	At Dec 31, 2024	At June 30, 2025	At Dec 31, 2024
Risk-based capital
CET1 capital	$78,690	$75,095	$78,690	$75,095
Tier 1 capital	88,358	84,790	88,358	84,790
Total capital	99,653	95,567	98,844	94,846
Total RWA	523,307	471,834	502,591	477,331
Risk-based capital ratios
CET1 capital	15.0%	15.9%	15.7%	15.7%
Tier 1 capital	16.9%	18.0%	17.6%	17.8%
Total capital	19.0%	20.3%	19.7%	19.9%
Required ratios[1]
CET1 capital	13.5%	13.5%	10.0%	10.0%
Tier 1 capital	15.0%	15.0%	11.5%	11.5%
Total capital	17.0%	17.0%	13.5%	13.5%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At June 30, 2025	At December 31, 2024
Leveraged-based capital
Adjusted average assets[1]	$1,307,049	$1,223,779
Supplementary leverage exposure[2]	1,618,497	1,517,687
Leveraged-based capital ratios
Tier 1 leverage	6.8%	6.9%
SLR	5.5%	5.6%
Required ratios[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
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
3.Required ratios are inclusive of any buffers applicable as of the date presented.

Regulatory Capital

$ in millions	At June 30, 2025	At December 31, 2024	Change
CET1 capital
Common shareholders' equity	$98,434	$94,761	$3,673
Regulatory adjustments and deductions:
Net goodwill	(16,397)	(16,354)	(43)
Net intangible assets	(4,800)	(5,003)	203
Impact of CECL transition	—	62	(62)
Other adjustments and deductions[1]	1,453	1,629	(176)
Total CET1 capital	$78,690	$75,095	$3,595
Additional Tier 1 capital
Preferred stock	$9,750	$9,750	$—
Noncontrolling interests	865	807	58
Additional Tier 1 capital	$10,615	$10,557	$58
Deduction for investments in covered funds	(947)	(862)	(85)
Total Tier 1 capital	$88,358	$84,790	$3,568
Standardized Tier 2 capital
Subordinated debt	$8,795	$8,851	$(56)
Eligible ACL	2,527	2,065	462
Other adjustments and deductions	(27)	(139)	112
Total Standardized Tier 2 capital	$11,295	$10,777	$518
Total Standardized capital	$99,653	$95,567	$4,086
Advanced Tier 2 capital
Subordinated debt	$8,795	$8,851	$(56)
Eligible credit reserves	1,718	1,344	374
Other adjustments and deductions	(27)	(139)	112
Total Advanced Tier 2 capital	$10,486	$10,056	$430
Total Advanced capital	$98,844	$94,846	$3,998
1.Other adjustments and deductions used in the calculation of CET1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

24	June 2025 Form 10-Q

Management’s Discussion and Analysis
RWA Rollforward

	Six Months Ended June 30, 2025
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2024	$417,982	$316,429
Change related to the following items:
Derivatives	21,543	13,564
Securities financing transactions	8,315	800
Investment securities	(756)	167
Commitments, guarantees and loans	6,238	(3,898)
Equity investments	2,248	2,623
Other credit risk	9,578	9,168
Total change in credit risk RWA	$47,166	$22,424
Balance at June 30, 2025	$465,148	$338,853
Market risk RWA
Balance at December 31, 2024	$53,852	$54,322
Change related to the following items:
Regulatory VaR	2,316	2,316
Regulatory stressed VaR	3,343	3,343
Incremental risk charge	(1,309)	(1,309)
Comprehensive risk measure	(567)	(910)
Specific risk	524	524
Total change in market risk RWA	$4,307	$3,964
Balance at June 30, 2025	$58,159	$58,286
Operational risk RWA
Balance at December 31, 2024	N/A	$106,580
Change in operational risk RWA	N/A	(1,128)
Balance at June 30, 2025	N/A	$105,452
Total RWA	$523,307	$502,591
Regulatory VaR—VaR for regulatory capital requirements

In the current year period, Credit risk RWA increased under both the Standardized and Advanced Approaches. Under the Standardized Approach, the increase was primarily due to higher Derivatives exposures, particularly in foreign exchange, Other credit risk driven by higher deferred tax assets and securitizations, Securities financing transactions, and growth in lending and Equity investments. Under the Advanced Approach, the increase was primarily due to higher Derivatives exposures, Other credit risk driven by higher deferred tax assets and securitizations, and growth in Equity investments, partially offset by a decrease in non-investment grade Corporate lending exposures.

Market risk RWA increased in the current year period under both the Standardized and Advanced Approaches, primarily driven by higher Regulatory Stressed VaR and Regulatory VaR, partially offset by lower incremental risk charges driven by decreased exposures to non-investment grade issuances.

The decrease in Operational risk RWA in the current year period is primarily related to lower execution-related losses, partially offset by an increase in litigation-related losses in the second quarter.
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
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At June 30, 2025	At December 31, 2024
External TLAC[2]			$281,648	$266,146
External TLAC as a % of RWA	18.0%	21.5%	53.8%	55.8%
External TLAC as a % of leverage exposure	7.5%	9.5%	17.4%	17.5%
Eligible LTD[3]			$178,832	$169,690
Eligible LTD as a % of RWA	9.0%	9.0%	34.2%	35.5%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	11.0%	11.2%
1.Required ratios are inclusive of applicable buffers.
2.External TLAC consists of CET1 capital and Additional Tier 1 capital (each excluding any noncontrolling minority interests), as well as eligible LTD.
3.Consists of TLAC-eligible LTD reduced by 50% for amounts of unpaid principal due to be paid in more than one year but less than two years from each respective balance sheet date.
We are in compliance with all TLAC requirements as of June 30, 2025 and December 31, 2024.
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
Our SCB will remain at 6.0% through September 30, 2025. Together with other features of the regulatory capital framework, this SCB resulted in an aggregate Standardized Approach CET1 required ratio of 13.5%.

June 2025 Form 10-Q	25

Management’s Discussion and Analysis
For the 2025 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 7, 2025. On June 27, 2025, the Federal Reserve published summary results of its supervisory stress tests of each large BHC, in which the post-stress CET1 decline in the severely adverse scenario decreased 90 basis points from the prior year annual supervisory stress test, from 4.6% to 3.7%. Following the publication of the supervisory stress test results, we announced that we expect, under current regulatory standards, to be subject to an SCB of 5.1% from October 1, 2025 through September 30, 2026. In addition to the projected decline in our Common Equity Tier 1 ratio in the severely adverse scenario, our expected SCB incorporates the dividend add-on component. Together with other features of the regulatory capital framework, this expected SCB would result in an aggregate Standardized Approach CET1 ratio of 12.6%. Generally, our SCB is determined annually based on the results of the supervisory stress test.
On April 17, 2025, the Federal Reserve proposed revisions to the SCB and CCAR frameworks. See “Regulatory Developments and Other Matters—Proposed Changes to Capital Requirements” herein. If relevant, the Firm will provide updated information on applicable regulatory capital standards in response to a final rulemaking, including any change in the Firm’s SCB.
We also disclosed a summary of the results of our company-run stress tests on our Investor Relations website and increased our quarterly common stock dividend to $1.00 per share from $0.925, beginning with the common stock dividend announced on July 16, 2025.
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
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2025	2024	2025	2024
Institutional Securities	$48.4	$45.0	$48.4	$45.0
Wealth Management	29.4	29.1	29.4	29.1
Investment Management	10.6	10.8	10.6	10.8
Parent Company	9.1	5.7	8.0	5.3
Total	$97.5	$90.6	$96.4	$90.2
1.The attribution of average common equity to the business segments is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
We continue to evaluate our Required Capital framework with respect to the impact of evolving regulatory requirements, as appropriate.
Resolution and Recovery Planning
We are required to submit once every two years to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. We submitted our 2025 targeted resolution plan on June 30, 2025.
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

26	June 2025 Form 10-Q

Management’s Discussion and Analysis
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
Proposed Changes to the Enhanced Supplementary Leverage Ratio
On June 25, 2025, the U.S. banking agencies released a proposal to modify eSLR requirements applicable to U.S. G-SIBs and their U.S. insured depository institution (“IDI”) subsidiaries. If adopted, the proposal would modify the eSLR buffer applicable to U.S. G-SIBs to equal 50 percent of each BHC’s Method 1 G-SIB capital surcharge, applied above the 3.0% minimum SLR requirement, and would modify eSLR standards for U.S. G-SIBs’ IDI subsidiaries to have the same form and calibration as the BHC-level standard. As a result, under the proposal, the Firm and its U.S. Bank Subsidiaries would each have been subject to a 3.5% SLR requirement (inclusive of a 0.5% eSLR buffer) as of June 30, 2025, as compared with current standards, which impose a 5.0% SLR requirement on the Firm (inclusive of a 2.0% eSLR buffer) and require the U.S. Bank Subsidiaries to meet a 6.0% SLR requirement above the minimum 3.0% SLR requirement to be deemed “well capitalized.” The Federal Reserve has also proposed conforming modifications to the SLR component of TLAC and LTD requirements, which currently incorporate the U.S. G-SIB 2.0% eSLR buffer. For more information on the leverage-based regulatory capital standards, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements” in the 2024 Form 10-K.

June 2025 Form 10-Q	27

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
95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	June 30, 2025
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$31	$30	$42	$20
Equity price	33	27	43	17
Foreign exchange rate	11	14	22	8
Commodity price	16	16	26	12
Less: Diversification benefit[2]	(37)	(40)	N/A	N/A
Primary Risk Categories	$54	$47	$63	$34
Credit portfolio	19	18	19	17
Less: Diversification benefit[2]	(18)	(15)	N/A	N/A
Total Management VaR	$55	$50	$63	$38

	Three Months Ended
	March 31, 2025
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$25	$30	$39	$22
Equity price	23	23	26	19
Foreign exchange rate	9	11	15	7
Commodity price	22	17	27	12
Less: Diversification benefit[2]	(40)	(35)	N/A	N/A
Primary Risk Categories	$39	$46	$54	$39
Credit portfolio	18	19	23	18
Less: Diversification benefit[2]	(11)	(15)	N/A	N/A
Total Management VaR	$46	$50	$60	$43
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

Average Total Management VaR and average Management VaR for the Primary Risk Categories were relatively unchanged from the three months ended March 31, 2025. Period-end Total Management VaR increased from March 31, 2025, primarily driven by increased exposures in the equity price and interest rate and credit spread categories.
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

28	June 2025 Form 10-Q

Risk Disclosures
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)

Number of Days
5
18
8
18
13
3
<$40
$40 to $45
$45 to $50
$50 to $55
$55 to $60
$60 to $65

Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
10
18
21
10
3
0
3
$0 to $25
$25 to $50
$50 to $75
$75 to $100
$100 to $125
$125 to $150
>$150

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
Credit Spread Risk Sensitivity1

$ in millions	At June 30, 2025	At March 31, 2025
Derivatives	$6	$6
Borrowings carried at fair value	55	52
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
Wealth Management Net Interest Income Sensitivity Analysis

$ in millions	At June 30, 2025	At March 31, 2025
Basis point change
+200	$438	$563
+100	222	285
-100	(251)	(313)
-200	(567)	(697)
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
Our Wealth Management business segment balance sheet is asset sensitive, given assets reprice faster than liabilities,

June 2025 Form 10-Q	29

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

Net interest income sensitivity to interest rates at June 30, 2025 decreased from March 31, 2025, primarily driven by the effects of changes in the balance sheet mix.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At June 30, 2025	At March 31, 2025
Investments related to Investment Management activities	$572	$537
Other investments:
MUMSS	136	132
Other Firm investments	483	475
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
Loans and Lending Commitments

	At June 30, 2025
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$7,685	$7,677	$—	$15,362
Secured lending facilities	58,468	4,113	—	62,581
Commercial and Residential real estate	8,168	537	3,842	12,547
Securities-based lending and Other	3,251	—	5,551	8,802
Total Institutional Securities	77,572	12,327	9,393	99,292
Wealth Management:
Residential real estate	69,254	5	—	69,259
Securities-based lending and Other	100,095	—	—	100,095
Total Wealth Management	169,349	5	—	169,354
Total Investment Management[2]	4	—	16	20
Total loans	246,925	12,332	9,409	268,666
ACL	(1,271)			(1,271)
Total loans, net of ACL	$245,654	$12,332	$9,409	$267,395
Lending commitments[3]	$158,463	$25,521	$842	$184,826
Total exposure	$404,117	$37,853	$10,251	$452,221

	At December 31, 2024
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$6,889	$9,183	$—	$16,072
Secured lending facilities	48,842	2,507	—	51,349
Commercial and Residential real estate	8,412	628	2,420	11,460
Securities-based lending and Other	2,876	—	6,041	8,917
Total Institutional Securities	67,019	12,318	8,461	87,798
Wealth Management:
Residential real estate	66,738	—	—	66,738
Securities-based lending and Other	93,139	1	—	93,140
Total Wealth Management	159,877	1	—	159,878
Total Investment Management[2]	4	—	200	204
Total loans	226,900	12,319	8,661	247,880
ACL	(1,066)			(1,066)
Total loans, net of ACL	$225,834	$12,319	$8,661	$246,814
Lending commitments[3]	$148,818	$26,955	$758	$176,531
Total exposure	$374,652	$39,274	$9,419	$423,345
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

30	June 2025 Form 10-Q

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
Total loans and lending commitments increased by approximately $29 billion since December 31, 2024, primarily due to an increase in Secured lending facilities and Relationship lending within the Institutional Securities business segment and growth in Securities-based loans within the Wealth Management business segment.
See Notes 4, 5, 9 and 13 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Six Months Ended June 30, 2025
ACL—Loans
Beginning balance	$1,066
Gross charge-offs	(62)
Recoveries	20
Net (charge-offs)/recoveries	(42)
Provision for credit losses	219
Other	28
Ending balance	$1,271
ACL—Lending commitments
Beginning balance	$656
Provision for credit losses	112
Other	22
Ending balance	$790
Total ending balance	$2,061
Provision for Credit Losses by Business Segment

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
$ in millions	IS	WM	Total	IS	WM	Total
Loans	$112	$26	$138	$149	$70	$219
Lending commitments	56	2	58	110	2	112
Total	$168	$28	$196	$259	$72	$331
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
The allowance for credit losses for loans and lending commitments increased since December 31, 2024, primarily related to portfolio growth in corporate loans and secured lending facilities and a macroeconomic outlook reflecting slower GDP growth. Charge-offs in the current year period were related to commercial real estate lending, mainly in the office sector.
The base scenario used in our ACL models as of June 30, 2025 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes a slowdown in economic growth in 2025, followed by a gradual improvement in 2026. Recent developments around global trade policies increased macroeconomic uncertainty and reduced near-term expectations for U.S. real GDP growth. Impacts on our credit portfolios will depend on specific details of how global trade policies evolve, how markets react, and how effectively our clients adapt. The ACL calculation incorporates key macroeconomic variables, including U.S. real GDP growth rate. The significance of key macroeconomic variables on the ACL calculation varies depending on portfolio composition and economic conditions.
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2025	4Q 2026
Year-over-year growth rate	0.8%	1.8%
Other key macroeconomic variables used in the ACL calculation include corporate credit spreads, interest rates and commercial real estate indices. See Note 2 to the financial statements in the 2024 Form 10-K for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At June 30, 2025		At December 31, 2024
	IS	WM	IS	WM
Accrual	99.1%	99.7%	99.2%	99.7%
Nonaccrual[1]	0.9%	0.3%	0.8%	0.3%
1.Nonaccrual loans are loans where principal or interest is not expected when contractually due or are past due 90 days or more.

June 2025 Form 10-Q	31

Risk Disclosures
Net Charge-off Ratios for Loans Held for Investment

	Three Months Ended June 30,
	2025		2024
$ in millions	Net Charge-off Ratio[1]	Average Loans	Net Charge-off Ratio[1]	Average Loans
Corporate	—%	$7,998	—%	$7,133
Secured Lending Facilities	—%	54,596	0.03%	41,734
Commercial Real Estate	0.22%	8,598	0.43%	8,666
Residential Real Estate	—%	68,304	—%	62,229
SBL and Other	—%	101,784	—%	90,249
Total	0.01%	$241,280	0.02%	$210,011

	Six Months Ended June 30,
	2025		2024
$ in millions	Net Charge-off Ratio[1]	Average Loans	Net Charge-off Ratio[1]	Average Loans
Corporate	—%	$7,585	—%	$7,058
Secured Lending Facilities	—%	52,614	0.03%	40,622
Commercial Real Estate	0.49%	8,536	0.43%	8,660
Residential Real Estate	—%	67,700	—%	61,474
SBL and Other	—%	99,495	—%	89,468
Total	0.02%	$235,930	0.02%	$207,282
SBL—Securities-based lending
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.
Institutional Securities Loans and Lending Commitments1

	At June 30, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$—	$105	$24	$—	$129
A	1,047	1,381	185	—	2,613
BBB	4,580	14,676	899	130	20,285
BB	13,010	31,049	2,993	466	47,518
Other NIG	7,342	11,198	2,217	164	20,921
Unrated[2]	136	3,327	607	2,891	6,961
Total loans, net of ACL	26,115	61,736	6,925	3,651	98,427
Lending commitments
AAA	—	75	—	—	75
AA	2,861	3,230	275	—	6,366
A	5,497	23,835	508	—	29,840
BBB	9,800	56,023	2,871	185	68,879
BB	2,568	26,168	5,765	1,192	35,693
Other NIG	1,045	21,134	2,172	3	24,354
Unrated[2]	24	90	33	—	147
Total lending commitments	21,795	130,555	11,624	1,380	165,354
Total exposure	$47,910	$192,291	$18,549	$5,031	$263,781

	At December 31, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$3	$575	$187	$—	$765
A	894	588	164	—	1,646
BBB	5,165	13,185	91	124	18,565
BB	11,235	24,467	2,592	358	38,652
Other NIG	8,520	12,776	1,673	145	23,114
Unrated[2]	227	1,176	420	2,503	4,326
Total loans, net of ACL	26,044	52,767	5,127	3,130	87,068
Lending commitments
AAA	—	75	—	—	75
AA	2,560	4,285	88	—	6,933
A	8,226	21,372	1,091	—	30,689
BBB	10,135	54,752	1,507	146	66,540
BB	3,174	23,239	3,062	941	30,416
Other NIG	1,074	17,436	3,956	2	22,468
Unrated[2]	14	93	33	—	140
Total lending commitments	25,183	121,252	9,737	1,089	157,261
Total exposure	$51,227	$174,019	$14,864	$4,219	$244,329
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At June 30, 2025	At December 31, 2024
Industry
Financials	$79,594	$68,512
Real estate	45,465	40,041
Communications services	19,979	20,425
Information technology	19,742	15,666
Industrials	18,951	20,024
Consumer discretionary	15,091	14,699
Healthcare	13,752	15,455
Utilities	12,518	11,755
Consumer staples	10,812	12,098
Energy	8,959	9,036
Materials	7,329	7,378
Insurance	6,847	6,812
Other	4,742	2,428
Total exposure	$263,781	$244,329
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial and Residential real estate, and Securities-based lending and Other. As of June 30, 2025 and December 31, 2024, over 90% of our Institutional Securities total exposure, which consisted of loans and lending commitments, was investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2024 Form 10-K.

32	June 2025 Form 10-Q

Risk Disclosures
Institutional Securities Event-Driven Loans and Lending Commitments

	At June 30, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$1,190	$2,673	$485	$4,348
Lending commitments	3,058	2,162	1,152	6,372
Total exposure	$4,248	$4,835	$1,637	$10,720

	At December 31, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,253	$2,839	$733	$5,825
Lending commitments	5,153	2,152	2,918	10,223
Total exposure	$7,406	$4,991	$3,651	$16,048
Event-driven loans and lending commitments are associated with certain underwritings and/or syndications to finance a specific transaction, such as merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.
Institutional Securities Loans and Lending Commitments Held for Investment

	At June 30, 2025
$ in millions	Loans	Lending Commitments	Total
Corporate	$7,685	$112,108	$119,793
Secured lending facilities	58,468	25,155	83,623
Commercial real estate	8,168	478	8,646
Securities-based lending and Other	3,251	1,250	4,501
Total, before ACL	$77,572	$138,991	$216,563
ACL	$(865)	$(772)	$(1,637)

	At December 31, 2024
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,889	$105,824	$112,713
Secured lending facilities	48,842	20,971	69,813
Commercial real estate	8,412	1,249	9,661
Securities-based lending and Other	2,876	1,504	4,380
Total, before ACL	$67,019	$129,548	$196,567
ACL	$(730)	$(640)	$(1,370)
Institutional Securities Commercial Real Estate Loans and Lending Commitments
By Region

	At June 30, 2025			At December 31, 2024
$ in millions	Loans[1]	LC1	Total Exposure	Loans[1]	LC1	Total Exposure
Americas	$4,663	$300	$4,963	$5,066	$820	$5,886
EMEA	4,644	235	4,879	3,806	522	4,328
Asia	536	12	548	467	13	480
Total	$9,843	$547	$10,390	$9,339	$1,355	$10,694
By Property Type

	At June 30, 2025			At December 31, 2024
$ in millions	Loans[1]	LC1	Total Exposure	Loans[1]	LC1	Total Exposure
Industrial	$2,829	$142	$2,971	$2,610	$125	$2,735
Office	2,751	208	2,959	2,846	109	2,955
Multifamily	2,198	122	2,320	2,042	80	2,122
Retail	1,070	6	1,076	1,105	971	2,076
Hotel	969	69	1,038	736	70	806
Other	26	—	26	—	—	—
Total	$9,843	$547	$10,390	$9,339	$1,355	$10,694
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
As of June 30, 2025 and December 31, 2024, our lending against commercial real estate (“CRE”) properties within the Institutional Securities business segment totaled $10.4 billion and $10.7 billion, respectively. This represents 3.9% and 4.4%, respectively, of total exposure reflected in the Institutional Securities Loans and Lending Commitments table above. Those CRE loans are originated for experienced sponsors and are generally secured by specific institutional CRE properties. In many cases, loans are subsequently syndicated or securitized on a full or partial basis, reducing our ongoing exposure.
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

June 2025 Form 10-Q	33

Risk Disclosures
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

	Six Months Ended June 30, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	SBL and Other	Total
ACL—Loans
Beginning balance	$200	$140	$373	$17	$730
Gross charge-offs	—	—	(62)	—	(62)
Recoveries	—	—	20	—	20
Net (charge-offs)/ recoveries	—	—	(42)	—	(42)
Provision (release)	63	30	52	4	149
Other	8	5	15	—	28
Ending balance	$271	$175	$398	$21	$865
ACL—Lending commitments
Beginning balance	$507	$88	$40	$5	$640
Provision (release)	83	47	(21)	1	110
Other	17	3	1	1	22
Ending balance	$607	$138	$20	$7	$772
Total ending balance	$878	$313	$418	$28	$1,637
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At June 30, 2025	At December 31, 2024
Corporate	3.5%	2.9%
Secured lending facilities	0.3%	0.3%
Commercial real estate	4.9%	4.4%
Securities-based lending and Other	0.6%	0.6%
Total Institutional Securities loans	1.1%	1.1%
Wealth Management Loans and Lending Commitments

	At June 30, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$87,226	$11,591	$846	$145	$99,808
Residential real estate	1	110	1,048	67,981	69,140
Total loans, net of ACL	$87,227	$11,701	$1,894	$68,126	$168,948
Lending commitments	14,864	4,147	52	409	19,472
Total exposure	$102,091	$15,848	$1,946	$68,535	$188,420

	At December 31, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$82,788	$8,944	$1,024	$145	$92,901
Residential real estate	1	111	1,106	65,423	66,641
Total loans, net of ACL	$82,789	$9,055	$2,130	$65,568	$159,542
Lending commitments	16,318	2,523	43	386	19,270
Total exposure	$99,107	$11,578	$2,173	$65,954	$178,812
The principal Wealth Management business segment lending activities include Securities-based lending and Residential real estate loans.
For more information about our Securities-based lending and Residential real estate loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2024 Form 10-K.
Wealth Management Commercial Real Estate Loans and Lending Commitments by Property Type

	At June 30, 2025			At December 31, 2024
$ in millions	Loans[1]	LC1	Total exposure	Loans[1]	LC1	Total exposure
Retail	$2,360	$—	$2,360	$2,293	$—	$2,293
Multifamily	1,860	245	2,105	1,928	261	2,189
Office	2,079	1	2,080	1,951	11	1,962
Industrial	441	—	441	456	—	456
Hotel	440	—	440	442	—	442
Other	390	—	390	309	—	309
Total	$7,570	$246	$7,816	$7,379	$272	$7,651
LC–Lending Commitments
1.Amounts include HFI loans and lending commitments. HFI loans are presented net of ACL.
As of June 30, 2025 and December 31, 2024, our direct lending against CRE properties totaled $7.8 billion and $7.7 billion, respectively, within the Wealth Management business segment. This represents 4.1% and 4.3%, respectively, of total exposure reflected in the Wealth Management Loans and Lending Commitments table above, primarily included within Securities-based lending and Other loans. Such loans are originated through our private banking platform, are both secured and generally benefiting from full or partial guarantees from high or ultra-high net worth clients, which partially reduce associated credit risk. At both June 30, 2025 and December 31, 2024, greater than 95% of the CRE loans balance in the Wealth Management business segment received guarantees. All of our lending against CRE properties within Wealth Management are in the Americas region.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

	Six Months Ended June 30, 2025
$ in millions	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$97	$239	$336
Provision (release)	23	47	70
Ending balance	$120	$286	$406
ACL—Lending commitments
Beginning balance	$4	$12	$16
Provision (release)	—	2	2
Ending balance	$4	$14	$18
Total ending balance	$124	$300	$424
As of June 30, 2025 and December 31, 2024, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.

34	June 2025 Form 10-Q

Risk Disclosures
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At June 30, 2025	At December 31, 2024
Institutional Securities	$35,798	$27,612
Wealth Management	25,879	28,270
Total	$61,677	$55,882
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
Derivatives
Fair Value of OTC Derivative Assets

	At June 30, 2025
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$1,491	$21,531	$45,279	$24,490	$12,480	$105,271
1-3 years	505	5,759	16,357	10,281	8,008	40,910
3-5 years	976	6,754	10,185	6,694	4,225	28,834
Over 5 years	3,354	24,626	51,749	28,858	6,643	115,230
Total, gross	$6,326	$58,670	$123,570	$70,323	$31,356	$290,245
Counterparty netting	(3,642)	(46,620)	(92,195)	(49,967)	(16,912)	(209,336)
Cash and securities collateral	(2,501)	(9,589)	(26,525)	(13,626)	(6,365)	(58,606)
Total, net	$183	$2,461	$4,850	$6,730	$8,079	$22,303

	At December 31, 2024
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$1,711	$17,625	$50,643	$22,643	$9,793	$102,415
1-3 years	541	6,249	19,068	10,248	6,095	42,201
3-5 years	973	7,308	9,821	5,631	3,750	27,483
Over 5 years	3,330	25,406	49,469	28,206	6,398	112,809
Total, gross	$6,555	$56,588	$129,001	$66,728	$26,036	$284,908
Counterparty netting	(3,320)	(44,604)	(98,598)	(47,132)	(14,691)	(208,345)
Cash and securities collateral	(2,559)	(10,632)	(25,568)	(13,729)	(5,558)	(58,046)
Total, net	$676	$1,352	$4,835	$5,867	$5,787	$18,517

$ in millions	At June 30, 2025	At December 31, 2024
Industry
Financials	$9,616	$5,678
Utilities	3,320	3,733
Industrials	1,700	1,315
Consumer discretionary	1,006	1,046
Healthcare	930	353
Information technology	919	634
Communications Services	861	914
Consumer staples	856	734
Energy	683	987
Materials	507	409
Regional governments	384	799
Sovereign governments	351	683
Real estate	311	91
Not-for-profit organizations	127	94
Insurance	120	207
Other	612	840
Total	$22,303	$18,517
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

June 2025 Form 10-Q	35

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
Top 10 Non-U.S. Country Exposures

	At June 30, 2025
$ in millions	United Kingdom	France	Japan	Germany	Brazil
Sovereign
Net inventory[1]	$1,730	$5,276	$5,753	$(979)	$5,345
Net counterparty exposure[2]	13	3	5	97	—
Exposure before hedges	1,743	5,279	5,758	(882)	5,345
Hedges[3]	(55)	(21)	(174)	(163)	(135)
Net exposure	$1,688	$5,258	$5,584	$(1,045)	$5,210
Non-sovereign
Net inventory[1]	$645	$97	$590	$245	$153
Net counterparty exposure[2]	9,355	3,661	3,737	3,479	448
Loans	10,115	625	1,185	1,796	253
Lending commitments	11,361	3,570	442	6,313	352
Exposure before hedges	31,476	7,953	5,954	11,833	1,206
Hedges[3]	(1,994)	(1,536)	(221)	(1,889)	(87)
Net exposure	$29,482	$6,417	$5,733	$9,944	$1,119
Total net exposure	$31,170	$11,675	$11,317	$8,899	$6,329

$ in millions	Australia	Spain	Netherlands	Korea	Canada
Sovereign
Net inventory[1]	$103	$623	$306	$1,885	$299
Net counterparty exposure[2]	9	—	—	425	48
Exposure before hedges	112	623	306	2,310	347
Hedges[3]	—	(8)	(12)	(35)	—
Net exposure	$112	$615	$294	$2,275	$347
Non-sovereign
Net inventory[1]	$172	$29	$597	$401	$506
Net counterparty exposure[2]	1,021	544	848	884	983
Loans	1,480	2,247	1,254	—	177
Lending commitments	1,775	814	1,024	149	1,550
Exposure before hedges	4,448	3,634	3,723	1,434	3,216
Hedges[3]	(418)	(259)	(141)	(30)	(142)
Net exposure	$4,030	$3,375	$3,582	$1,404	$3,074
Total net exposure	$4,142	$3,990	$3,876	$3,679	$3,421
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

36	June 2025 Form 10-Q

Risk Disclosures
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

June 2025 Form 10-Q	37

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of June 30, 2025, and the related condensed consolidated income statements, comprehensive income statements and statements of changes in total equity for the three-month and six-month periods ended June 30, 2025 and 2024, and the cash flow statements for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
August 4, 2025

38	June 2025 Form 10-Q

Consolidated Income Statement (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2025	2024	2025	2024
Revenues
Investment banking	$1,644	$1,735	$3,355	$3,324
Trading	4,745	4,131	9,856	8,983
Investments	388	157	757	294
Commissions and fees	1,425	1,183	2,906	2,410
Asset management	5,953	5,424	11,916	10,693
Other	290	322	1,041	588
Total non-interest revenues	14,445	12,952	29,831	26,292
Interest income	14,905	13,529	28,653	26,459
Interest expense	12,558	11,462	23,953	22,596
Net interest	2,347	2,067	4,700	3,863
Net revenues	16,792	15,019	34,531	30,155
Provision for credit losses	196	76	331	70
Non-interest expenses
Compensation and benefits	7,190	6,460	14,711	13,156
Brokerage, clearing and exchange fees	1,188	995	2,410	1,916
Information processing and communications	1,089	1,011	2,139	1,987
Professional services	711	753	1,385	1,392
Occupancy and equipment	459	464	908	905
Marketing and business development	297	245	535	462
Other	1,040	941	1,946	1,798
Total non-interest expenses	11,974	10,869	24,034	21,616
Income before provision for income taxes	4,622	4,074	10,166	8,469
Provision for income taxes	1,047	957	2,220	1,890
Net income	$3,575	$3,117	$7,946	$6,579
Net income applicable to noncontrolling interests	36	41	92	91
Net income applicable to Morgan Stanley	$3,539	$3,076	$7,854	$6,488
Preferred stock dividends	147	134	305	280
Earnings applicable to Morgan Stanley common shareholders	$3,392	$2,942	$7,549	$6,208
Earnings per common share
Basic	$2.15	$1.85	$4.78	$3.89
Diluted	$2.13	$1.82	$4.73	$3.85
Average common shares outstanding
Basic	1,577	1,594	1,581	1,597
Diluted	1,593	1,611	1,596	1,614
Consolidated Comprehensive Income Statement
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Net income	$3,575	$3,117	$7,946	$6,579
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	204	(142)	392	(315)
Change in net unrealized gains (losses) on available-for-sale securities	42	109	400	177
Pension and other	2	9	4	13
Change in net debt valuation adjustment	(174)	275	164	(288)
Net change in cash flow hedges	16	—	33	(28)
Total other comprehensive income (loss)	$90	$251	$993	$(441)
Comprehensive income	$3,665	$3,368	$8,939	$6,138
Net income applicable to noncontrolling interests	36	41	92	91
Other comprehensive income (loss) applicable to noncontrolling interests	42	(46)	92	(102)
Comprehensive income applicable to Morgan Stanley	$3,587	$3,373	$8,755	$6,149

See Notes to Consolidated Financial Statements	39	June 2025 Form 10-Q

Consolidated Balance Sheet

$ in millions, except share data	(Unaudited) At June 30, 2025	At December 31, 2024
Assets
Cash and cash equivalents	$109,130	$105,386
Trading assets at fair value ($219,770 and $148,945 pledged as collateral)	425,519	331,884
Investment securities:
Available-for-sale at fair value (amortized cost of $109,699 and $101,960)	106,872	98,608
Held-to-maturity (fair value of $48,032 and $51,203)	56,701	61,071
Securities purchased under agreements to resell (includes $— and $— at fair value)	106,755	118,565
Securities borrowed	139,959	123,859
Customer and other receivables	98,310	86,158
Loans:
Held for investment (net of allowance for credit losses of $1,271 and $1,066)	245,654	225,834
Held for sale	12,332	12,319
Goodwill	16,734	16,706
Intangible assets (net of accumulated amortization of $1,712 and $5,445)	6,185	6,453
Other assets	29,719	28,228
Total assets	$1,353,870	$1,215,071
Liabilities
Deposits (includes $7,465 and $6,499 at fair value)	$389,377	$376,007
Trading liabilities at fair value	171,351	153,764
Securities sold under agreements to repurchase (includes $696 and $956 at fair value)	69,537	50,067
Securities loaned	19,193	15,226
Other secured financings (includes $15,525 and $14,088 at fair value)	23,537	21,602
Customer and other payables	215,345	175,938
Other liabilities and accrued expenses	27,459	28,220
Borrowings (includes $125,491 and $103,332 at fair value)	328,801	288,819
Total liabilities	1,244,600	1,109,643
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	9,750	9,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,598,299,431 and 1,606,653,706	20	20
Additional paid-in capital	30,263	30,179
Retained earnings	109,567	104,989
Employee stock trusts	5,085	5,103
Accumulated other comprehensive income (loss)	(5,913)	(6,814)
Common stock held in treasury at cost, $0.01 par value (440,594,548 and 432,240,273 shares)	(35,503)	(33,613)
Common stock issued to employee stock trusts	(5,085)	(5,103)
Total Morgan Stanley shareholders’ equity	108,184	104,511
Noncontrolling interests	1,086	917
Total equity	109,270	105,428
Total liabilities and equity	$1,353,870	$1,215,071

June 2025 Form 10-Q	40	See Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Total Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Preferred stock
Beginning and ending balance	$9,750	$8,750	$9,750	$8,750
Common stock
Beginning and ending balance	20	20	20	20
Additional paid-in capital
Beginning balance	29,773	29,046	30,179	29,832
Share-based award activity	490	413	84	(373)
Ending balance	30,263	29,459	30,263	29,459
Retained earnings
Beginning balance	107,653	99,811	104,989	97,996
Cumulative adjustment related to the adoption of an accounting standard update[1]	—	—	—	(60)
Net income applicable to Morgan Stanley	3,539	3,076	7,854	6,488
Preferred stock dividends[2]	(147)	(134)	(305)	(280)
Common stock dividends[2]	(1,478)	(1,377)	(2,970)	(2,767)
Other net increases (decreases)	—	(2)	(1)	(3)
Ending balance	109,567	101,374	109,567	101,374
Employee stock trusts
Beginning balance	5,277	5,250	5,103	5,314
Share-based award activity	(192)	(140)	(18)	(204)
Ending balance	5,085	5,110	5,085	5,110
Accumulated other comprehensive income (loss)
Beginning balance	(5,961)	(7,057)	(6,814)	(6,421)
Net change in Accumulated other comprehensive income (loss)	48	297	901	(339)
Ending balance	(5,913)	(6,760)	(5,913)	(6,760)
Common stock held in treasury at cost
Beginning balance	(34,423)	(31,372)	(33,613)	(31,139)
Share-based award activity	33	70	1,253	1,555
Repurchases of common stock and employee tax withholdings	(1,113)	(827)	(3,143)	(2,545)
Ending balance	(35,503)	(32,129)	(35,503)	(32,129)
Common stock issued to employee stock trusts
Beginning balance	(5,277)	(5,250)	(5,103)	(5,314)
Share-based award activity	192	140	18	204
Ending balance	(5,085)	(5,110)	(5,085)	(5,110)
Noncontrolling interests
Beginning balance	1,035	942	917	944
Net income applicable to noncontrolling interests	36	41	92	91
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	42	(46)	92	(102)
Other net increases (decreases)	(27)	(45)	(15)	(41)
Ending balance	1,086	892	1,086	892
Total equity	$109,270	$101,606	$109,270	$101,606
1.The Firm adopted the Investments - Tax Credit Structures accounting standard update on January 1, 2024. Refer to Note 2 to the financial statements in the 2024 Form 10-K for further information.
2. See Note 16 for information regarding dividends per share for each class of stock.

See Notes to Consolidated Financial Statements	41	June 2025 Form 10-Q

Consolidated Cash Flow Statement (Unaudited)

	Six Months Ended June 30,
$ in millions	2025	2024
Cash flows from operating activities
Net income	$7,946	$6,579
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	1,008	859
Depreciation and amortization	2,172	2,246
Provision for credit losses	331	70
Other operating adjustments	156	75
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(65,970)	10,375
Securities borrowed	(16,100)	(1,618)
Securities loaned	3,967	2,021
Customer and other receivables and other assets	(13,253)	(7,736)
Customer and other payables and other liabilities	36,316	(842)
Securities purchased under agreements to resell	11,810	(8,170)
Securities sold under agreements to repurchase	19,470	3,026
Net cash provided by (used for) operating activities	(12,147)	6,885
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software	(1,476)	(1,667)
Changes in loans, net	(18,186)	(9,727)
AFS securities:
Purchases	(18,687)	(18,368)
Proceeds from sales	2,462	5,535
Proceeds from paydowns and maturities	9,111	9,531
HTM securities:
Purchases	—	(2,940)
Proceeds from paydowns and maturities	4,520	5,492
Other investing activities	(450)	(470)
Net cash provided by (used for) investing activities	(22,706)	(12,614)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	3,374	1,360
Deposits	13,232	(2,941)
Issuance of preferred stock, net of issuance costs	—	—
Proceeds from issuance of Borrowings	69,341	54,470
Payments for:
Borrowings	(45,092)	(38,736)
Repurchases of common stock and employee tax withholdings	(3,159)	(2,541)
Cash dividends	(3,200)	(2,963)
Other financing activities	216	(196)
Net cash provided by (used for) financing activities	34,712	8,453
Effect of exchange rate changes on cash and cash equivalents	3,885	(1,796)
Net increase (decrease) in cash and cash equivalents	3,744	928
Cash and cash equivalents, at beginning of period	105,386	89,232
Cash and cash equivalents, at end of period	$109,130	$90,160
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$24,543	$23,020
Income taxes, net of refunds	2,345	1,043

June 2025 Form 10-Q	42	See Notes to Consolidated Financial Statements

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

43	June 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the 2024 Form 10-K.
During the six months ended June 30, 2025 there were no significant updates to the Firm’s significant accounting policies.
3. Cash and Cash Equivalents

$ in millions	At June 30, 2025	At December 31, 2024
Cash and due from banks	$8,127	$4,436
Interest bearing deposits with banks	101,003	100,950
Total Cash and cash equivalents	$109,130	$105,386
Restricted cash	$30,974	$29,643
For additional information on cash and cash equivalents, including restricted cash, see Note 2 to the financial statements in the 2024 Form 10-K.
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2025
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$56,352	$49,053	$—	$—	$105,405
Other sovereign government obligations	55,968	360	26	—	56,354
State and municipal securities	—	4,168	10	—	4,178
MABS	—	2,328	515	—	2,843
Loans and lending commitments[2]	—	8,126	1,283	—	9,409
Corporate and other debt[6]	4,799	33,956	1,759	—	40,514
Corporate equities[3,5]	154,162	1,254	205	—	155,621
Derivative and other contracts:
Interest rate	5,784	129,592	458	—	135,834
Credit	—	9,433	314	—	9,747
Foreign exchange	163	103,517	45	—	103,725
Equity	6,012	88,242	1,079	—	95,333
Commodity and other	314	11,911	2,121	—	14,346
Netting[1]	(10,285)	(261,685)	(1,141)	(45,069)	(318,180)
Total derivative and other contracts	1,988	81,010	2,876	(45,069)	40,805
Investments[4,5]	888	1,104	780	—	2,772
Physical commodities	—	874	—	—	874
Total trading assets[4]	274,157	182,233	7,454	(45,069)	418,775
Investment securities—AFS	77,094	29,767	11	—	106,872
Total assets at fair value	$351,251	$212,000	$7,465	$(45,069)	$525,647

	At June 30, 2025
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$7,435	$30	$—	$7,465
Trading liabilities:
U.S. Treasury and agency securities	18,879	101	—	—	18,980
Other sovereign government obligations	31,205	151	6	—	31,362
Corporate and other debt[6]	1,763	14,128	66	—	15,957
Corporate equities[3]	66,719	165	42	—	66,926
Derivative and other contracts:
Interest rate	5,927	116,129	915	—	122,971
Credit	—	10,312	217	—	10,529
Foreign exchange	460	96,800	478	—	97,738
Equity	7,711	103,725	2,156	—	113,592
Commodity and other	343	11,304	1,234	—	12,881
Netting[1]	(10,285)	(261,685)	(1,141)	(46,474)	(319,585)
Total derivative and other contracts	4,156	76,585	3,859	(46,474)	38,126
Total trading liabilities	122,722	91,130	3,973	(46,474)	171,351
Securities sold under agreements to repurchase	—	250	446	—	696
Other secured financings	—	15,381	144	—	15,525
Borrowings	—	122,813	2,678	—	125,491
Total liabilities at fair value	$122,722	$237,009	$7,271	$(46,474)	$320,528

	At December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$54,436	$44,332	$—	$—	$98,768
Other sovereign government obligations	25,179	9,969	17	—	35,165
State and municipal securities	—	2,993	—	—	2,993
MABS	—	2,231	281	—	2,512
Loans and lending commitments[2]	—	7,602	1,059	—	8,661
Corporate and other debt	—	30,394	1,258	—	31,652
Corporate equities[3,5]	102,874	606	154	—	103,634
Derivative and other contracts:
Interest rate	4,154	124,309	343	—	128,806
Credit	—	8,783	367	—	9,150
Foreign exchange	65	108,037	620	—	108,722
Equity	2,704	72,532	446	—	75,682
Commodity and other	1,366	12,370	2,195	—	15,931
Netting[1]	(6,471)	(251,771)	(645)	(40,835)	(299,722)
Total derivative and other contracts	1,818	74,260	3,326	(40,835)	38,569
Investments[4,5]	808	933	754	—	2,495
Physical commodities	—	1,229	—	—	1,229
Total trading assets[4]	185,115	174,549	6,849	(40,835)	325,678
Investment securities—AFS	69,834	28,774	—	—	98,608
Total assets at fair value	$254,949	$203,323	$6,849	$(40,835)	$424,286

June 2025 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$6,498	$1	$—	$6,499
Trading liabilities:
U.S. Treasury and agency securities	21,505	3	—	—	21,508
Other sovereign government obligations	20,724	3,712	84	—	24,520
Corporate and other debt	—	9,032	11	—	9,043
Corporate equities[3]	60,653	95	15	—	60,763
Derivative and other contracts:
Interest rate	3,615	114,179	396	—	118,190
Credit	—	9,302	270	—	9,572
Foreign exchange	147	104,793	31	—	104,971
Equity	3,241	90,639	1,594	—	95,474
Commodity and other	1,461	11,215	887	—	13,563
Netting[1]	(6,471)	(251,771)	(645)	(44,953)	(303,840)
Total derivative and other contracts	1,993	78,357	2,533	(44,953)	37,930
Total trading liabilities	104,875	91,199	2,643	(44,953)	153,764
Securities sold under agreements to repurchase	—	512	444	—	956
Other secured financings	—	14,012	76	—	14,088
Borrowings	—	102,385	947	—	103,332
Total liabilities at fair value	$104,875	$214,606	$4,111	$(44,953)	$278,639
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
5.At June 30, 2025 and December 31, 2024, the Firm’s Trading assets included an insignificant amount of equity securities subject to contractual sale restrictions that generally prohibit the Firm from selling the security for a period of time as of the measurement date.
6.Within Corporate and other debt the Firm holds supranational and regional governmental bonds. The Firm’s valuation techniques and valuation hierarchy classification policies for such instruments is consistent with that of the Firm’s holdings in Other sovereign government obligations, which are further described in Note 4 to the financial statements in the 2024 Form 10-K.
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At June 30, 2025	At December 31, 2024
Commercial real estate	$1,371	$498
Residential real estate	2,471	1,922
Securities-based lending and Other loans	5,567	6,241
Total	$9,409	$8,661
Unsettled Fair Value of Futures Contracts1

$ in millions	At June 30, 2025	At December 31, 2024
Customer and other receivables (payables), net	$1,409	$1,914
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
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Other sovereign government obligations
Beginning balance	$29	$64	$17	$94
Realized and unrealized gains (losses)	1	—	—	(3)
Purchases	4	23	24	27
Sales	(3)	(30)	(11)	(49)
Net transfers	(5)	17	(4)	5
Ending balance	$26	$74	$26	$74
Unrealized gains (losses)	$—	$—	$—	$—
State and municipal securities
Beginning balance	$—	$102	$—	$34
Purchases	10	—	10	2
Sales	—	—	—	(33)
Net transfers	—	(102)	—	(3)
Ending balance	$10	$—	$10	$—
Unrealized gains (losses)	$—	$—	$—	$—
MABS
Beginning balance	$346	$457	$281	$489
Realized and unrealized gains (losses)	6	10	6	17
Purchases	87	56	161	118
Sales	(54)	(118)	(83)	(154)
Net transfers	130	18	150	(47)
Ending balance	$515	$423	$515	$423
Unrealized gains (losses)	$—	$(3)	$—	$(2)
Loans and lending commitments
Beginning balance	$2,026	$1,895	$1,059	$2,066
Realized and unrealized gains (losses)	(36)	6	22	(2)
Purchases and originations	177	1,022	332	1,382
Sales	(635)	(709)	(700)	(1,022)
Settlements	—	(38)	281	(160)
Net transfers	(249)	—	289	(88)
Ending balance	$1,283	$2,176	$1,283	$2,176
Unrealized gains (losses)	$5	$(2)	$20	$(15)
Corporate and other debt
Beginning balance	$1,434	$2,042	$1,258	$1,983
Realized and unrealized gains (losses)	15	(143)	(18)	9
Purchases and originations	528	904	941	1,164
Sales	(284)	(830)	(461)	(997)
Settlements	—	—	—	(11)
Net transfers	66	(48)	39	(223)
Ending balance	$1,759	$1,925	$1,759	$1,925
Unrealized gains (losses)	$3	$(24)	$1	$45

45	June 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Corporate equities
Beginning balance	$163	$268	$154	$199
Realized and unrealized gains (losses)	(1)	(6)	(21)	(70)
Purchases	104	115	141	256
Sales	(40)	(164)	(85)	(168)
Net transfers	(21)	4	16	—
Ending balance	$205	$217	$205	$217
Unrealized gains (losses)	$(1)	$—	$1	$(6)
Investments
Beginning balance	$779	$970	$754	$949
Realized and unrealized gains (losses)	2	(9)	24	11
Purchases	3	9	27	24
Sales	(1)	(139)	(26)	(142)
Net transfers	(3)	12	1	1
Ending balance	$780	$843	$780	$843
Unrealized gains (losses)	$10	$(13)	$20	$(18)
Investment securities—AFS
Beginning balance	$—	$—	$—	$—
Net transfers	11	—	11	—
Ending balance	$11	$—	$11	$—
Unrealized gains (losses)	$—	$—	$—	$—
Net derivatives: Interest rate
Beginning balance	$(123)	$48	$(53)	$(73)
Realized and unrealized gains (losses)	(198)	32	(408)	156
Purchases	77	31	105	43
Issuances	(33)	(28)	(46)	(37)
Settlements	(28)	55	33	(84)
Net transfers	(152)	124	(88)	257
Ending balance	$(457)	$262	$(457)	$262
Unrealized gains (losses)	$(198)	$47	$(374)	$64
Net derivatives: Credit
Beginning balance	$129	$127	$97	$96
Realized and unrealized gains (losses)	(109)	6	(45)	(6)
Settlements	77	4	23	28
Net transfers	—	(13)	22	6
Ending balance	$97	$124	$97	$124
Unrealized gains (losses)	$(109)	$12	$(35)	$(3)
Net derivatives: Foreign exchange
Beginning balance	$305	$20	$589	$(365)
Realized and unrealized gains (losses)	(20)	288	45	224
Purchases	2	—	3	—
Issuances	—	—	(1)	—
Settlements	(681)	(335)	(935)	(44)
Net transfers	(39)	(91)	(134)	67
Ending balance	$(433)	$(118)	$(433)	$(118)
Unrealized gains (losses)	$(20)	$128	$45	$91
Net derivatives: Equity
Beginning balance	$(885)	$(989)	$(1,148)	$(1,102)
Realized and unrealized gains (losses)	(192)	250	153	655
Purchases	126	141	365	204
Issuances	(530)	(351)	(838)	(547)
Settlements	509	(153)	150	(78)
Net transfers	(105)	47	241	(187)
Ending balance	$(1,077)	$(1,055)	$(1,077)	$(1,055)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Unrealized gains (losses)	$(190)	$198	$69	$629
Net derivatives: Commodity and other
Beginning balance	$862	$1,210	$1,308	$1,290
Realized and unrealized gains (losses)	268	375	116	718
Purchases	43	202	99	269
Issuances	(133)	(106)	(189)	(116)
Settlements	(87)	(434)	(108)	(695)
Net transfers	(66)	(44)	(339)	(263)
Ending balance	$887	$1,203	$887	$1,203
Unrealized gains (losses)	$160	$(7)	$124	$26
Deposits
Beginning balance	$3	$51	$1	$33
Realized and unrealized losses (gains)	1	(1)	—	(1)
Issuances	1	2	3	3
Settlements	(1)	(2)	(1)	(1)
Net transfers	26	(16)	27	—
Ending balance	$30	$34	$30	$34
Unrealized losses (gains)	$1	$(1)	$—	$(1)
Nonderivative trading liabilities
Beginning balance	$28	$73	$110	$60
Realized and unrealized losses (gains)	—	(25)	(4)	(22)
Purchases	(3)	(38)	(19)	(58)
Sales	65	48	107	61
Net transfers	24	(16)	(80)	1
Ending balance	$114	$42	$114	$42
Unrealized losses (gains)	$—	$—	$—	$—
Securities sold under agreements to repurchase
Beginning balance	$660	$460	$444	$449
Realized and unrealized losses (gains)	2	(11)	2	—
Net transfers	(216)	—	—	—
Ending balance	$446	$449	$446	$449
Unrealized losses (gains)	$2	$(11)	$2	$—
Other secured financings
Beginning balance	$435	$74	$76	$92
Realized and unrealized losses (gains)	—	—	10	(4)
Sales	(231)	—	(231)	—
Issuances	114	31	253	38
Settlements	(147)	(22)	(152)	(43)
Net transfers	(27)	8	188	8
Ending balance	$144	$91	$144	$91
Unrealized losses (gains)	$—	$—	$10	$(4)
Borrowings
Beginning balance	$902	$2,027	$947	$1,878
Realized and unrealized losses (gains)	195	(108)	238	(60)
Issuances	644	172	1,179	267
Settlements	(4)	(130)	(109)	(150)
Net transfers[1]	941	15	423	41
Ending balance	$2,678	$1,976	$2,678	$1,976
Unrealized losses (gains)	$196	$(105)	$234	$(62)

June 2025 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	(13)	(9)	(2)	4
1.Net transfers include the transfer of Borrowings from Level 2 to Level 3 of $1.4 billion and $0.8 billion for the three and six months ended June 30, 2025, respectively, primarily due to the increase in the significance of unobservable inputs related to equity structured notes.
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
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2025	At December 31, 2024
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$26	$17
Comparable pricing:
Bond price	61 to 105 points (99 points)	45 to 104 points (75 points)
MABS	$515	$281
Comparable pricing:
Bond price	40 to 105 points (84 points)	27 to 98 points (67 points)
Loans and lending commitments	$1,283	$1,059
Margin loan model:
Margin loan rate	1% to 1% (1%)	1% to 4% (3%)
Comparable pricing:
Loan price	50 to 107 points (89 points)	49 to 102 points (90 points)
Corporate and other debt	$1,759	$1,258
Comparable pricing:
Bond price	28 to 131 points (89 points)	28 to 130 points (83 points)
Discounted cash flow:
Loss given default	54% to 85% (68% / 54%)	54% to 84% (62% / 54%)
Corporate equities	$205	$154
Comparable pricing:
Equity price	100%	100%

Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2025	At December 31, 2024
Investments	$780	$754
Discounted cash flow:
WACC	11% to 21% (16%)	12% to 21% (16%)
Exit multiple	9 to 10 times (10 times)	9 to 10 times (10 times)
Market approach:
EBITDA multiple	18 times	20 times
Comparable pricing:
Equity price	24% to 100% (89%)	24% to 100% (84%)
Net derivative and other contracts:
Interest rate	$(457)	$(53)
Option model:
IR volatility skew	43% to 94% (74% / 73%)	72% to 97% (81% / 79%)
IR curve correlation	28% to 98% (82% / 84%)	28% to 99% (83% / 86%)
Bond volatility	76% to 151% (87% / 87%)	78% to 148% (92% / 92%)
Inflation volatility	32% to 67% (44% / 40%)	30% to 68% (44% / 38%)
Credit	$97	$97
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 92 points (49 points)	0 to 90 points (48 points)
Credit spread	20 to 672 bps (114 bps)	10 to 360 bps (90 bps)
Funding spread	9 to 590 bps (72 bps)	10 to 590 bps (76 bps)
Foreign exchange[2]	$(433)	$589
Option model:
IR curve	-1% to 10% (1% / 0%)	5% to 10% (8% / 8%)
Contingency probability	90% to 95% (91% / 95%)	90% to 95% (91% / 95%)
Equity[2]	$(1,077)	$(1,148)
Option model:
Equity volatility	2% to 102% (23%)	7% to 98% (20%)
Equity volatility skew	-15% to 5% (-1%)	-2% to 0% (-1%)
Equity correlation	0% to 97% (75%)	20% to 94% (58%)
FX correlation	-75% to 60% (-20%)	-68% to 60% (-36%)
IR correlation	0% to 18% (10%)	N/M
Commodity and other	$887	$1,308
Option model:
Forward power price	$3 to $172 ($56) per MWh	$0 to $185 ($48) per MWh
Commodity volatility	18% to 123% (36%)	0% to 165% (37%)
Cross-commodity correlation	69% to 99% (96%)	54% to 100% (94%)
Liabilities Measured at Fair Value on a Recurring Basis
Corporate and other debt	$66	N/M
Comparable pricing:
Bond price	1 to 100 points (49 points)	N/M
Securities sold under agreements to repurchase	$446	$444
Discounted cash flow:
Funding spread	21 to 138 bps (71 / 69 bps)	11 to 102 bps (36 / 26 bps)
Other secured financings	$144	$76
Comparable pricing:
Loan price	0 to 94 points (64 points)	0 to 100 points (33 points)

47	June 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2025	At December 31, 2024
Borrowings	$2,678	$947
Option model:
Equity volatility	14% to 71% (23%)	7% to 71% (21%)
Equity volatility skew	-2% to 1% (-1%)	-2% to 0% (0%)
Equity correlation	41% to 96% (87%)	53% to 64% (58%)
Equity - FX correlation	-65% to 40% (-16%)	-52% to 24% (-12%)
Credit default swap model:
Credit spread	361 to 539 bps (450 bps)	247 to 433 bps (340 bps)
Discounted cash flow:
Loss given default	54% to 85% (68% / 54%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$2,364	$4,518
Corporate loan model:
Credit spread	96 to 996 bps (402 bps)	109 to 1,469 bps (1,007 bps)
Comparable pricing:
Loan price	57 to 104 points (90 points)	25 to 100 points (71 points)
Warehouse model:
Credit spread	99 to 187 bps (135 bps)	207 to 280 bps (254 bps)
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
For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 4 to the financial statements in the 2024 Form 10-K. During the three months ended June 30, 2025, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
Net Asset Value Measurements
Fund Interests

	At June 30, 2025		At December 31, 2024
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity and other	$3,109	$676	$2,653	$644
Real estate	3,543	197	3,461	214
Hedge	92	2	92	2
Total	$6,744	$875	$6,206	$860
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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at June 30, 2025
$ in millions	Private Equity and Other	Real Estate
Less than 5 years	$1,138	$2,043
5-10 years	1,686	1,363
Over 10 years	285	137
Total	$3,109	$3,543
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At June 30, 2025
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,119	$2,364	$4,483
Other assets—Other investments	—	63	63
Other assets—ROU assets	18	—	18
Total	$2,137	$2,427	$4,564
Liabilities
Other liabilities and accrued expenses—Lending commitments	$59	$29	$88
Total	$59	$29	$88

June 2025 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2024
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,607	$4,518	$6,125
Other assets—Other investments	—	58	58
Other assets—ROU assets	23	—	23
Total	$1,630	$4,576	$6,206
Liabilities
Other liabilities and accrued expenses—Lending commitments	$48	$33	$81
Total	$48	$33	$81
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Assets
Loans[2]	$(170)	$(109)	$(200)	$(131)
Other assets—Other investments[3]	—	(7)	(6)	(7)
Other assets—Premises, equipment and software[4]	(40)	(2)	(45)	(2)
Other assets—ROU assets[5]	(1)	—	(1)	—
Total	$(211)	$(118)	$(252)	$(140)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$(3)	$(2)	$(8)	$1
Total	$(3)	$(2)	$(8)	$1
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
5.Losses related to Other Assets—ROU assets include impairments related to the discontinued leased properties.
Financial Instruments Not Measured at Fair Value

	At June 30, 2025
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$109,130	$109,130	$—	$—	$109,130
Investment securities—HTM	56,701	13,461	33,282	1,289	48,032
Securities purchased under agreements to resell	106,755	—	105,428	1,348	106,776
Securities borrowed	139,959	—	139,959	—	139,959
Customer and other receivables	92,216	—	87,765	4,371	92,136
Loans[1]
Held for investment	245,654	—	21,637	220,083	241,720
Held for sale	12,332	—	8,520	3,838	12,358
Other assets	839	—	839	—	839
Financial liabilities
Deposits	$381,912	$—	$382,333	$—	$382,333
Securities sold under agreements to repurchase	68,841	—	68,831	—	68,831
Securities loaned	19,193	—	19,196	—	19,196
Other secured financings	8,012	—	8,009	—	8,009
Customer and other payables	215,257	—	215,257	—	215,257
Borrowings	203,310	—	205,683	188	205,871
	Commitment Amount
Lending commitments[2]	$183,985	$—	$1,260	$1,178	$2,438

49	June 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2024
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$105,386	$105,386	$—	$—	$105,386
Investment securities—HTM	61,071	15,803	34,180	1,220	51,203
Securities purchased under agreements to resell	118,565	—	117,151	1,450	118,601
Securities borrowed	123,859	—	123,859	—	123,859
Customer and other receivables	79,586	—	75,361	4,056	79,417
Loans[1]
Held for investment	225,834	—	17,859	202,297	220,156
Held for sale	12,319	—	6,324	6,115	12,439
Other assets	839	—	839	—	839
Financial liabilities
Deposits	$369,508	$—	$370,039	$—	$370,039
Securities sold under agreements to repurchase	49,111	—	49,103	—	49,103
Securities loaned	15,226	—	15,228	—	15,228
Other secured financings	7,514	—	7,511	—	7,511
Customer and other payables	175,890	—	175,890	—	175,890
Borrowings	185,487	—	188,269	93	188,362
	Commitment Amount
Lending commitments[2]	$175,774	$—	$1,094	$839	$1,933
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At June 30, 2025	At December 31, 2024
Business Unit Responsible for Risk Management
Equity	$62,084	$49,144
Interest rates	42,636	34,451
Commodities	13,858	14,829
Credit	4,985	3,306
Foreign exchange	1,928	1,602
Total	$125,491	$103,332
Net Revenues from Liabilities under the Fair Value Option

$ in millions	Trading Revenues	Interest Expense	Net Revenues[1]
Three Months Ended June 30, 2025
Borrowings	$(5,977)	$241	$(6,218)
Deposits	(88)	54	(142)
Three Months Ended June 30, 2024
Borrowings	$949	$155	$794

$ in millions	Trading Revenues	Interest Expense	Net Revenues[1]
Six Months Ended June 30, 2025
Borrowings	$(7,765)	$441	$(8,206)
Deposits	(125)	107	(232)
Six Months Ended June 30, 2024
Borrowings	$835	$299	$536
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended June 30,
	2025		2024
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(45)	$—	$(24)	$—
Lending commitments	(1)	—	2	—
Deposits	—	15	—	15
Borrowings	(3)	(248)	(7)	347

	Six Months Ended June 30,
	2025		2024
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(51)	$—	$2	$—
Lending commitments	(2)	—	(1)	—
Deposits	—	65	—	11
Borrowings	(12)	150	(17)	(390)

$ in millions	At June 30, 2025	At December 31, 2024
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(2,653)	$(2,868)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.

June 2025 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)
Difference Between Contractual Principal and Fair Value1

$ in millions	At June 30, 2025	At December 31, 2024
Loans and other receivables[2]	$28,136	$10,207
Nonaccrual loans[2]	8,202	7,719
Borrowings[3]	3,208	3,249
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
Fair Value Loans on Nonaccrual Status

$ in millions	At June 30, 2025	At December 31, 2024
Nonaccrual loans	$927	$647
Nonaccrual loans 90 or more days past due	102	155
6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at June 30, 2025
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$3	$7	$—	$10
Foreign exchange	49	2	—	51
Total	52	9	—	61
Not designated as accounting hedges
Economic hedges of loans
Credit	10	30	—	40
Other derivatives
Interest rate	118,640	17,026	158	135,824
Credit	5,007	4,700	—	9,707
Foreign exchange	96,706	6,773	195	103,674
Equity	29,557	—	65,776	95,333
Commodity and other	11,735	—	2,611	14,346
Total	261,655	28,529	68,740	358,924
Total gross derivatives	$261,707	$28,538	$68,740	$358,985
Amounts offset
Counterparty netting	(183,996)	(25,340)	(65,496)	(274,832)
Cash collateral netting	(40,885)	(2,463)	—	(43,348)
Total in Trading assets	$36,826	$735	$3,244	$40,805
Amounts not offset[1]
Financial instruments collateral	(15,258)	—	—	(15,258)
Net amounts	$21,568	$735	$3,244	$25,547
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,790

	Liabilities at June 30, 2025
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$519	$—	$—	$519
Foreign exchange	495	117	—	612
Total	1,014	117	—	1,131
Not designated as accounting hedges
Economic hedges of loans
Credit	46	619	—	665
Other derivatives
Interest rate	108,121	14,175	156	122,452
Credit	5,508	4,356	—	9,864
Foreign exchange	89,624	7,023	479	97,126
Equity	47,985	—	65,607	113,592
Commodity and other	10,179	—	2,702	12,881
Total	261,463	26,173	68,944	356,580
Total gross derivatives	$262,477	$26,290	$68,944	$357,711
Amounts offset
Counterparty netting	(183,996)	(25,340)	(65,496)	(274,832)
Cash collateral netting	(43,969)	(784)	—	(44,753)
Total in Trading liabilities	$34,512	$166	$3,448	$38,126
Amounts not offset[1]
Financial instruments collateral	(5,315)	(7)	(657)	(5,979)
Net amounts	$29,197	$159	$2,791	$32,147
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				6,085

	Assets at December 31, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$4	$—	$—	$4
Foreign exchange	185	122	—	307
Total	189	122	—	311
Not designated as accounting hedges
Economic hedges of loans
Credit	—	28	—	28
Other derivatives
Interest rate	115,520	13,163	119	128,802
Credit	4,711	4,411	—	9,122
Foreign exchange	104,024	4,301	90	108,415
Equity	24,368	—	51,314	75,682
Commodity and other	14,071	—	1,860	15,931
Total	262,694	21,903	53,383	337,980
Total gross derivatives	$262,883	$22,025	$53,383	$338,291
Amounts offset
Counterparty netting	(188,069)	(20,276)	(51,168)	(259,513)
Cash collateral netting	(38,511)	(1,698)	—	(40,209)
Total in Trading assets	$36,303	$51	$2,215	$38,569
Amounts not offset[1]
Financial instruments collateral	(17,837)	—	—	(17,837)
Net amounts	$18,466	$51	$2,215	$20,732
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,354

51	June 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at December 31, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$533	$—	$—	$533
Foreign exchange	3	—	—	3
Total	536	—	—	536
Not designated as accounting hedges
Economic hedges of loans
Credit	53	718	—	771
Other derivatives
Interest rate	104,495	13,038	124	117,657
Credit	4,941	3,860	—	8,801
Foreign exchange	100,730	4,085	153	104,968
Equity	42,332	—	53,142	95,474
Commodity and other	11,584	—	1,979	13,563
Total	264,135	21,701	55,398	341,234
Total gross derivatives	$264,671	$21,701	$55,398	$341,770
Amounts offset
Counterparty netting	(188,070)	(20,276)	(51,168)	(259,514)
Cash collateral netting	(43,126)	(1,200)	—	(44,326)
Total in Trading liabilities	$33,475	$225	$4,230	$37,930
Amounts not offset[1]
Financial instruments collateral	(6,338)	—	(2,658)	(8,996)
Net amounts	$27,137	$225	$1,572	$28,934
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,321
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
Notionals of Derivative Contracts

	Assets at June 30, 2025
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$168	$—	$168
Foreign exchange	4	1	—	5
Total	4	169	—	173
Not designated as accounting hedges
Other derivatives
Interest rate	4,058	7,195	602	11,855
Credit	278	159	—	437
Foreign exchange	4,301	303	14	4,618
Equity	793	—	760	1,553
Commodity and other	148	—	80	228
Total	9,578	7,657	1,456	18,691
Total gross derivatives	$9,582	$7,826	$1,456	$18,864

	Liabilities at June 30, 2025
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$3	$207	$—	$210
Foreign exchange	17	6	—	23
Total	20	213	—	233
Not designated as accounting hedges
Economic hedges of loans
Credit	2	18	—	20
Other derivatives
Interest rate	4,177	7,541	458	12,176
Credit	288	148	—	436
Foreign exchange	4,273	295	24	4,592
Equity	790	—	1,167	1,957
Commodity and other	122	—	88	210
Total	9,652	8,002	1,737	19,391
Total gross derivatives	$9,672	$8,215	$1,737	$19,624

	Assets at December 31, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$—	$108	$—	$108
Foreign exchange	14	4	—	18
Total	14	112	—	126
Not designated as accounting hedges
Other derivatives
Interest rate	3,713	4,367	442	8,522
Credit	208	149	—	357
Foreign exchange	2,717	171	9	2,897
Equity	591	—	609	1,200
Commodity and other	137	—	77	214
Total	7,366	4,687	1,137	13,190
Total gross derivatives	$7,380	$4,799	$1,137	$13,316

	Liabilities at December 31, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$2	$193	$—	$195
Foreign exchange	1	—	—	1
Total	3	193	—	196
Not designated as accounting hedges
Economic hedges of loans
Credit	2	20	—	22
Other derivatives
Interest rate	3,626	4,468	417	8,511
Credit	230	133	—	363
Foreign exchange	2,763	178	18	2,959
Equity	754	—	826	1,580
Commodity and other	100	—	89	189
Total	7,475	4,799	1,350	13,624
Total gross derivatives	$7,478	$4,992	$1,350	$13,820
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.

June 2025 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 6 to the financial statements in the 2024 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
Fair value hedges—Recognized in Interest income
Interest rate contracts	$(309)	$19	$(802)	$591
Investment Securities—AFS	320	5	823	(547)
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$1,544	$(24)	$3,862	$(2,151)
Deposits	(29)	(18)	(78)	(8)
Borrowings	(1,518)	49	(3,790)	2,158
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$(968)	$285	$(1,404)	$655
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	30	42	47	90
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$(4)	$(13)	$13	$(60)
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	(25)	(12)	(31)	(23)
Net change in cash flow hedges included within AOCI	21	(1)	44	(37)
1.During the six months ended June 30, 2025, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of June 30, 2025, is approximately $(67) million. The maximum length of time over which forecasted cash flows are hedged is 34 months.
Fair Value Hedges—Hedged Items

$ in millions	At June 30, 2025	At December 31, 2024
Investment Securities—AFS
Amortized cost basis currently or previously hedged[1]	$59,893	$54,809
Basis adjustments included in amortized cost[2]	$109	$(741)
Deposits
Carrying amount currently or previously hedged	$39,453	$21,524
Basis adjustments included in carrying amount[2]	$122	$44
Borrowings
Carrying amount currently or previously hedged	$185,909	$171,834
Basis adjustments included in carrying amount—Outstanding hedges	$(6,348)	$(10,072)
Basis adjustments included in carrying amount—Terminated hedges	$(637)	$(648)
1.Carrying amount represents the amortized cost. As of June 30, 2025, and December 31, 2024, the amortized cost of the portfolio layer method closed portfolios was $607 million and $325 million, respectively. The Firm designated $703 million and $178 million as hedged amounts as of June 30, 2025, and December 31, 2024, respectively, representing the total notional value of all outstanding layers in each portfolio, including both spot-starting and forward-starting layers. The cumulative amount of basis adjustments was $2 million as of June 30, 2025 and $(2) million as of December 31, 2024. Refer to Note 2 to the financial statements in the 2024 Form 10-K and Note 7 herein for additional information.
2.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
Recognized in Other revenues
Credit contracts[1]	$(74)	$(24)	$(91)	$(147)
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At June 30, 2025	At December 31, 2024
Net derivative liabilities with credit risk-related contingent features	$22,549	$22,414
Collateral posted	16,840	16,252
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At June 30, 2025
One-notch downgrade	$248
Two-notch downgrade	493
Bilateral downgrade agreements included in the amounts above[1]	$614
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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at June 30, 2025
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$15	$35	$38	$10	$98
Non-investment grade	8	18	16	1	43
Total	$23	$53	$54	$11	$141
Index and basket CDS
Investment grade	$3	$12	$11	$—	$26
Non-investment grade	10	27	207	18	262
Total	$13	$39	$218	$18	$288
Total CDS sold	$36	$92	$272	$29	$429
Other credit contracts	—	—	—	3	3
Total credit protection sold	$36	$92	$272	$32	$432
CDS protection sold with identical protection purchased					$373

53	June 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Years to Maturity at December 31, 2024
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$15	$31	$37	$10	$93
Non-investment grade	7	16	16	1	40
Total	$22	$47	$53	$11	$133
Index and basket CDS
Investment grade	$3	$12	$10	$—	$25
Non-investment grade	11	22	158	16	207
Total	$14	$34	$168	$16	$232
Total CDS sold	$36	$81	$221	$27	$365
Other credit contracts	—	—	—	3	3
Total credit protection sold	$36	$81	$221	$30	$368
CDS protection sold with identical protection purchased					$303
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At June 30, 2025	At December 31, 2024
Single-name CDS
Investment grade	$2,151	$1,890
Non-investment grade	510	585
Total	$2,661	$2,475
Index and basket CDS
Investment grade	$976	$799
Non-investment grade	238	489
Total	$1,214	$1,288
Total CDS sold	$3,875	$3,763
Other credit contracts	169	133
Total credit protection sold	$4,044	$3,896
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At June 30, 2025	At December 31, 2024
Single name	$161	$156
Index and basket	272	193
Tranched index and basket	29	28
Total	$462	$377

	Fair Value Asset (Liability)
$ in millions	At June 30, 2025	At December 31, 2024
Single name	$(2,971)	$(2,693)
Index and basket	(769)	(654)
Tranched index and basket	(1,042)	(962)
Total	$(4,782)	$(4,309)
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
7. Investment Securities
AFS and HTM Securities

	At June 30, 2025
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$77,212	$62	$180	$77,094
U.S. agency securities[2]	24,743	7	2,338	22,412
Agency CMBS	5,694	—	336	5,358
State and municipal securities	1,505	1	33	1,473
FFELP student loan ABS[3]	543	1	9	535
Unallocated basis adjustment[4]	2	—	2	—
Total AFS securities	109,699	71	2,898	106,872
HTM securities
U.S. Treasury securities	14,268	—	807	13,461
U.S. agency securities[2]	40,016	27	7,749	32,294
Agency CMBS	886	—	59	827
Non-agency CMBS	1,531	8	89	1,450
Total HTM securities	56,701	35	8,704	48,032
Total investment securities	$166,400	$106	$11,602	$154,904

	At December 31, 2024
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$70,160	$62	$388	$69,834
U.S. agency securities[2]	24,113	6	2,652	21,467
Agency CMBS	5,704	—	388	5,316
State and municipal securities	1,373	18	4	1,387
FFELP student loan ABS[3]	612	1	9	604
Unallocated basis adjustment[4]	(2)	2	—	—
Total AFS securities	101,960	89	3,441	98,608
HTM securities
U.S. Treasury securities	16,885	—	1,082	15,803
U.S. agency securities[2]	41,582	4	8,592	32,994
Agency CMBS	1,154	—	88	1,066
Non-agency CMBS	1,450	3	113	1,340
Total HTM securities	61,071	7	9,875	51,203
Total investment securities	$163,031	$96	$13,316	$149,811
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

June 2025 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
AFS Securities in an Unrealized Loss Position

	At June 30, 2025		At December 31, 2024
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$22,417	$24	$18,338	$65
12 months or longer	21,065	156	19,629	323
Total	43,482	180	37,967	388
U.S. agency securities
Less than 12 months	2,479	8	765	11
12 months or longer	18,286	2,330	18,996	2,641
Total	20,765	2,338	19,761	2,652
Agency CMBS
Less than 12 months	213	—	—	—
12 months or longer	5,012	336	5,018	388
Total	5,225	336	5,018	388
State and municipal securities
Less than 12 months	925	23	242	2
12 months or longer	209	10	62	2
Total	1,134	33	304	4
FFELP student loan ABS
Less than 12 months	39	—	—	—
12 months or longer	409	9	442	9
Total	448	9	442	9
Unallocated basis adjustment	—	2	—	—
Total AFS securities in an unrealized loss position
Less than 12 months	26,073	55	19,345	78
12 months or longer	44,981	2,841	44,147	3,363
Unallocated basis adjustment	—	2	—	—
Total	$71,054	$2,898	$63,492	$3,441
For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2 in the 2024 Form 10-K and the Firm expects to recover the amortized cost basis of these securities. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of June 30, 2025 and December 31, 2024, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at June 30, 2025 and December 31, 2024 reflect an ACL of $62 million and $52 million, respectively, predominantly related to Non-agency CMBS. See Note 2 in the 2024 Form 10-K for a description of the ACL methodology used for HTM Securities.
As of June 30, 2025 and December 31, 2024, 97% of the Firm’s portfolio of HTM securities were investment grade U.S. agency securities, U.S. Treasury securities and Agency CMBS, which were on accrual status and for which there is an underlying assumption of zero credit losses. Non-investment grade HTM securities primarily consisted of certain Non-agency CMBS securities, for which the expected credit losses were insignificant and were predominantly on accrual status at June 30, 2025 and December 31, 2024.
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.
Investment Securities by Contractual Maturity

	At June 30, 2025
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$23,455	$23,355	2.7%
After 1 year through 5 years	49,508	49,500	3.9%
After 5 years through 10 years	4,249	4,239	4.2%
After 10 years	—	—	—%
Total	77,212	77,094
U.S. agency securities:
Due within 1 year	15	14	0.1%
After 1 year through 5 years	179	173	1.7%
After 5 years through 10 years	433	402	1.8%
After 10 years	24,116	21,823	3.5%
Total	24,743	22,412
Agency CMBS:
Due within 1 year	215	212	2.1%
After 1 year through 5 years	4,087	3,963	1.9%
After 5 years through 10 years	321	313	1.6%
After 10 years	1,071	870	1.5%
Total	5,694	5,358
State and municipal securities:
Due within 1 year	81	81	4.9%
After 1 year through 5 years	153	152	4.6%
After 5 years through 10 years	87	82	4.0%
After 10 Years	1,184	1,158	4.5%
Total	1,505	1,473
FFELP student loan ABS:
Due within 1 year	62	61	5.0%
After 1 year through 5 years	49	48	5.1%
After 5 years through 10 years	23	22	4.9%
After 10 years	409	404	5.1%
Total	543	535
Unallocated basis adjustment[4]	2	—	—
Total AFS securities	$109,699	$106,872	3.5%

55	June 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At June 30, 2025
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	$7,102	$7,011	1.9%
After 1 year through 5 years	5,109	4,944	2.5%
After 5 years through 10 years	503	434	1.1%
After 10 years	1,554	1,072	2.3%
Total	14,268	13,461
U.S. agency securities:
Due within 1 year	—	—	—%
After 1 year through 5 years	19	18	2.0%
After 5 years through 10 years	179	171	2.1%
After 10 years	39,818	32,105	2.1%
Total	40,016	32,294
Agency CMBS:
Due within 1 year	194	190	0.9%
After 1 year through 5 years	523	495	1.3%
After 5 years through 10 years	145	122	1.6%
After 10 years	24	20	1.3%
Total	886	827
Non-agency CMBS:
Due within 1 year	129	113	5.0%
After 1 year through 5 years	728	700	4.5%
After 5 years through 10 years	378	343	4.3%
After 10 years	296	294	7.5%
Total	1,531	1,450
Total HTM securities	$56,701	$48,032	2.2%
Total investment securities	$166,400	$154,904	3.0%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At June 30, 2025, the annualized average yield, including the interest rate swap accrual of related hedges, was 3.2% for AFS securities contractually maturing within 1 year and 3.9% for all AFS securities.
4.Represents the amount of unallocated portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Portfolio layer method basis adjustments are not allocated to individual securities. Refer to Note 2 to the financial statements in the 2024 Form 10-K and Note 6 herein for additional information.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Gross realized gains	$1	$7	$22	$50
Gross realized (losses)	(1)	—	(1)	—
Total[1]	$—	$7	$21	$50
1.Realized gains and losses are recognized in Other revenues in the income statement.
8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At June 30, 2025
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$475,610	$(368,855)	$106,755	$(105,905)	$850
Securities borrowed	205,431	(65,472)	139,959	(136,043)	3,916
Liabilities
Securities sold under agreements to repurchase	$438,392	$(368,855)	$69,537	$(64,505)	$5,032
Securities loaned	84,665	(65,472)	19,193	(19,140)	53
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$779
Securities borrowed					159
Securities sold under agreements to repurchase					3,776

	At December 31, 2024
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$409,635	$(291,070)	$118,565	$(116,157)	$2,408
Securities borrowed	165,642	(41,783)	123,859	(117,573)	6,286
Liabilities
Securities sold under agreements to repurchase	$341,137	$(291,070)	$50,067	$(45,520)	$4,547
Securities loaned	57,009	(41,783)	15,226	(15,211)	15
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,054
Securities borrowed					2,079
Securities sold under agreements to repurchase					3,448
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
Gross Secured Financing Balances by Remaining Contractual Maturity

	At June 30, 2025
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$231,372	$129,187	$37,446	$40,387	$438,392
Securities loaned	69,277	—	346	15,042	84,665
Total included in the offsetting disclosure	$300,649	$129,187	$37,792	$55,429	$523,057
Trading liabilities— Obligation to return securities received as collateral	6,559	—	—	—	6,559
Total	$307,208	$129,187	$37,792	$55,429	$529,616

June 2025 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2024
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$180,793	$104,551	$25,071	$30,722	$341,137
Securities loaned	42,473	—	317	14,219	57,009
Total included in the offsetting disclosure	$223,266	$104,551	$25,388	$44,941	$398,146
Trading liabilities— Obligation to return securities received as collateral	18,067	—	—	—	18,067
Total	$241,333	$104,551	$25,388	$44,941	$416,213
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At June 30, 2025	At December 31, 2024
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$210,125	$177,464
Other sovereign government obligations	185,622	135,806
Corporate equities	24,761	14,993
Other	17,884	12,874
Total	$438,392	$341,137
Securities loaned
Other sovereign government obligations	$2,324	$1,805
Corporate equities	80,641	54,144
Other	1,700	1,060
Total	$84,665	$57,009
Total included in the offsetting disclosure	$523,057	$398,146
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$6,461	$18,059
Other	98	8
Total	$6,559	$18,067
Total	$529,616	$416,213
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At June 30, 2025	At December 31, 2024
Trading assets	$38,034	$30,867
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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At June 30, 2025	At December 31, 2024
Collateral received with right to sell or repledge	$1,120,277	$932,626
Collateral that was sold or repledged[1]	876,305	724,177
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
Securities Segregated for Regulatory Purposes

$ in millions	At June 30, 2025	At December 31, 2024
Segregated securities[1]	$22,293	$26,329
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Customer Margin and Other Lending

$ in millions	At June 30, 2025	At December 31, 2024
Margin and other lending	$61,677	$55,882
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
Also included in the amounts in the previous table is non-purpose securities-based lending on entities in the Wealth Management business segment.
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 12.

57	June 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Additionally, for certain secured financing transactions that meet applicable netting criteria, the Firm offset Other secured financing liabilities against financing receivables recorded within Trading assets in the amount of $1,996 million and $437 million as of June 30, 2025 and December 31, 2024, respectively.
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At June 30, 2025
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$7,685	$7,677	$15,362
Secured lending facilities	58,468	4,113	62,581
Commercial real estate	8,168	537	8,705
Residential real estate	69,254	5	69,259
Securities-based lending and Other	103,350	—	103,350
Total loans	246,925	12,332	259,257
ACL	(1,271)		(1,271)
Total loans, net	$245,654	$12,332	$257,986
Loans to non-U.S. borrowers, net	$29,615	$5,135	$34,750

	At December 31, 2024
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,889	$9,183	$16,072
Secured lending facilities	48,842	2,507	51,349
Commercial real estate	8,412	628	9,040
Residential real estate	66,738	—	66,738
Securities-based lending and Other	96,019	1	96,020
Total loans	226,900	12,319	239,219
ACL	(1,066)		(1,066)
Total loans, net	$225,834	$12,319	$238,153
Loans to non-U.S. borrowers, net	$23,335	$4,763	$28,098
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 9 to the financial statements in the 2024 Form 10-K.
Loans by Interest Rate Type

	At June 30, 2025		At December 31, 2024
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$1,005	$14,356	$—	$16,071
Secured lending facilities	525	62,055	—	51,349
Commercial real estate	340	8,365	—	9,041
Residential real estate	31,722	37,538	31,014	35,724
Securities-based lending and Other	26,534	76,817	25,478	70,542
Total loans, before ACL	$60,126	$199,131	$56,492	$182,727
See Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.
Loans Held for Investment before Allowance by Credit Quality and Origination Year

	At June 30, 2025			At December 31, 2024
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$2,672	$4,631	$7,303	$2,668	$3,963	$6,631
2025	125	33	158
2024	79	50	129	76	58	134
2023	—	50	50	—	50	50
2022	—	29	29	—	25	25
2021	15	—	15	15	—	15
Prior	—	1	1	31	3	34
Total	$2,891	$4,794	$7,685	$2,790	$4,099	$6,889

	At June 30, 2025			At December 31, 2024
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$13,801	$31,432	$45,233	$11,405	$27,753	$39,158
2025	635	4,760	5,395
2024	478	3,203	3,681	818	2,863	3,681
2023	562	1,087	1,649	1,371	1,359	2,730
2022	272	1,111	1,383	279	1,909	2,188
2021	—	207	207	—	198	198
Prior	100	820	920	100	787	887
Total	$15,848	$42,620	$58,468	$13,973	$34,869	$48,842

	At June 30, 2025			At December 31, 2024
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$—	$18	$18	$—	$161	$161
2025	191	701	892
2024	117	1,912	2,029	147	2,202	2,349
2023	265	697	962	351	772	1,123
2022	267	1,381	1,648	305	1,488	1,793
2021	155	1,553	1,708	166	1,603	1,769
Prior	38	873	911	—	1,217	1,217
Total	$1,033	$7,135	$8,168	$969	$7,443	$8,412

	At June 30, 2025
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$151	$36	$6	$193	$—	$193
2025	4,212	793	95	4,662	438	5,100
2024	8,271	1,560	186	9,058	959	10,017
2023	6,450	1,370	196	7,164	852	8,016
2022	9,983	2,214	362	11,572	987	12,559
2021	10,210	2,181	220	11,747	864	12,611
Prior	16,351	3,940	467	19,435	1,323	20,758
Total	$55,628	$12,094	$1,532	$63,831	$5,423	$69,254

	At December 31, 2024
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$136	$39	$5	$180	$—	$180
2024	8,653	1,607	191	9,458	993	10,451
2023	6,778	1,431	201	7,529	881	8,410
2022	10,294	2,298	370	11,941	1,021	12,962
2021	10,510	2,247	228	12,094	891	12,985
Prior	17,088	4,171	491	20,355	1,395	21,750
Total	$53,459	$11,793	$1,486	$61,557	$5,181	$66,738

June 2025 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)

	At June 30, 2025
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$83,313	$6,170	$1,675	$91,158
2025	549	190	444	1,183
2024	1,351	813	237	2,401
2023	972	211	906	2,089
2022	238	336	1,136	1,710
2021	100	18	487	605
Prior	241	1,333	2,630	4,204
Total	$86,764	$9,071	$7,515	$103,350

	At December 31, 2024
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$76,432	$6,342	$1,551	$84,325
2024	1,291	719	453	2,463
2023	949	424	685	2,058
2022	449	472	1,053	1,974
2021	100	14	538	652
Prior	270	1,430	2,847	4,547
Total	$79,491	$9,401	$7,127	$96,019
IG—Investment Grade
NIG—Non-investment Grade
1. Securities-based loans are subject to collateral maintenance provisions, and at June 30, 2025 and December 31, 2024, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2024 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment, which typically consist of bespoke lending arrangements provided to ultra-high worth net clients. These facilities are generally secured by eligible collateral.
Past Due Loans Held for Investment before Allowance1

$ in millions	At June 30, 2025	At December 31, 2024
Commercial real estate	$120	$272
Residential real estate	200	186
Securities-based lending and Other	119	86
Total	$439	$544
1.As of June 30, 2025 and December 31, 2024, the majority of the amounts are 90 days or more past due.
Nonaccrual Loans Held for Investment before Allowance1

$ in millions	At June 30, 2025	At December 31, 2024
Corporate	$127	$108
Secured lending facilities	6	6
Commercial real estate	587	447
Residential real estate	177	160
Securities-based lending and Other	321	298
Total	$1,218	$1,019
Nonaccrual loans without an ACL	$165	$162
1.There were no loans held for investment that were 90 days or more past due and still accruing as of June 30, 2025 and December 31, 2024. For further information on the Firm’s nonaccrual policy, see Note 2 to the financial statements in the 2024 Form 10-K.
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
Modified Loans Held for Investment
Period-end loans held for investment modified during the following periods1

	Three Months Ended June 30,
	2025		2024
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$113	1.5%	$70	1.0%
Commercial real estate	330	4.0%	—	—%
Securities-based lending and Other	—	—%	98	0.1%
Total	$443	2.8%	$168	0.2%
Multiple Modifications - Term Extension and Interest Rate Reduction
Commercial real estate	$75	0.9%	$—	—%
Residential real estate	2	—%	$1	—%
Total	$77	0.1%	$1	—%
Total Modifications	$520	0.6%	$169	0.1%

	Six Months Ended June 30,
	2025		2024
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$126	1.6%	$126	1.9%
Commercial real estate	330	4.0%	79	0.9%
Securities-based lending and Other	33	—%	139	0.2%
Total	$489	0.4%	$344	0.3%
Other-than-insignificant Payment Delay
Securities-based lending and Other	$29	—%	$—	—%
Total	$29	—%	$—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Commercial real estate	$75	0.9%	$—	—%
Residential real estate	2	—%	1	—%
Total	$77	0.1%	$1	—%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Commercial real estate	$—	—%	40	0.5%
Total	$—	—%	$40	0.5%
Total Modifications	$595	0.3%	$385	0.2%

1.Lending commitments to borrowers for which the Firm has modified terms of the receivable during the three months ended June 30, 2025 and 2024, were $242 million and $116 million, as of June 30, 2025 and 2024, respectively. Lending commitments to borrowers for which the Firm has modified terms of the receivable during the six months ended June 30, 2025 and 2024 were $401 million and $439 million as of June 30, 2025 and 2024, respectively.
2.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.

59	June 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Financial Effect of Modifications on Loans Held for Investment

	Three Months Ended June 30, 2025[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	26	0	$—	—%
Commercial real estate	33	0	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Commercial real estate	65	0	$—	1%
Residential real estate	120	0	—	1%

	Three Months Ended June 30, 2024[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	28	0	$—	—%
Securities-based lending and Other	15	0	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Residential real estate	120	0	$—	1%

	Six Months Ended June 30, 2025[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	27	0	$—	—%
Commercial real estate	33	0	—	—%
Securities-based lending and Other	12	11	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Commercial real estate	65	0	$—	1%
Residential real estate	120	0	—	1%

	Six Months Ended June 30, 2024[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	28	0	$—	—%
Commercial real estate	4	0	—	—%
Securities-based lending and Other	21	0	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Residential real estate	120	0	$—	1%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Commercial real estate	16	16	$—	—%
1.In instances where more than one loan was modified, modification impact is presented on a weighted-average basis.
Past Due Loans Held for Investment Modified in the Last 12 Months
As of June 30, 2025, there were no past due loans held for investment modified in the 12 month period prior.

	At June 30, 2024
$ in millions	30-89 Days Past Due	90+ days Past Due	Total
Commercial real estate	$67	$—	$67
As of June 30, 2025, there were no loans held for investment that defaulted during the six months ended June 30, 2025 that had been modified in the 12 month period prior. There were no loans held for investment that defaulted during the six months ended June 30, 2024 that had been modified in the 12 month period prior.
Provision for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Loans	$138	$85	$219	$63
Lending commitments	58	(9)	112	7
Allowance for Credit Losses Rollforward and Allocation—Loans and Lending Commitments

	Six Months Ended June 30, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$200	$140	$373	$97	$256	$1,066
Gross charge-offs	—	—	(62)	—	—	(62)
Recoveries	—	—	20	—	—	20
Net (charge-offs)/ recoveries	—	—	(42)	—	—	(42)
Provision (release)	63	30	52	23	51	219
Other	8	5	15	—	—	28
Ending balance	$271	$175	$398	$120	$307	$1,271
Percent of loans to total loans[1]	3%	24%	3%	28%	42%	100%
ACL—Lending commitments
Beginning balance	$507	$88	$40	$4	$17	$656
Provision (release)	83	47	(21)	—	3	112
Other	17	3	1	—	1	22
Ending balance	$607	$138	$20	$4	$21	$790
Total ending balance	$878	$313	$418	$124	$328	$2,061

June 2025 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$241	$153	$463	$100	$212	$1,169
Gross charge-offs	—	(11)	(41)	—	(2)	(54)
Recoveries	—	—	4	—	—	4
Net (charge-offs)/ recoveries	—	(11)	(37)	—	(2)	(50)
Provision (release)	1	2	46	(6)	20	63
Other	(1)	(1)	(3)	—	(2)	(7)
Ending balance	$241	$143	$469	$94	$228	$1,175
Percent of loans to total loans[1]	3%	21%	4%	30%	42%	100%
ACL—Lending commitments
Beginning balance	$431	$70	$26	$4	$20	$551
Provision (release)	8	—	3	—	(4)	7
Other	(5)	(1)	—	—	3	(3)
Ending balance	$434	$69	$29	$4	$19	$555
Total ending balance	$675	$212	$498	$98	$247	$1,730
CRE—Commercial real estate
SBL—Securities-based lending
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
The allowance for credit losses for loans and lending commitments increased during the six months ended June 30, 2025, primarily related to portfolio growth in corporate loans and secured lending facilities and a macroeconomic outlook reflecting slower GDP growth. Charge-offs in the current year period were related to commercial real estate lending, mainly in the office sector.
The base scenario used in our ACL models as of June 30, 2025 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes a slowdown in economic growth in 2025, followed by a gradual improvement in 2026. The ACL calculation incorporates key macroeconomic variables, including U.S. real GDP growth rate. The significance of key macroeconomic variables on the ACL calculation varies depending on portfolio composition and economic conditions. Other key macroeconomic variables used in the ACL calculation include corporate credit spreads, interest rates and commercial real estate indices.
For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 9 to the financial statements in the 2024 Form 10-K.
Gross Charge-offs by Origination Year

	Three Months Ended June 30, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
2021	$—	$—	$(11)	$—	$—	$(11)
Prior	—	—	(20)	—	—	(20)
Total	$—	$—	$(31)	$—	$—	$(31)

	Three Months Ended June 30, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
2022	$—	$—	$—	$—	$(2)	$(2)
2021	—	(11)	—	—	—	(11)
Prior	—	—	(41)	—	—	(41)
Total	$—	$(11)	$(41)	$—	$(2)	$(54)

	Six Months Ended June 30, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
2022	$—	$—	$(10)	$—	$—	$(10)
2021	—	—	(12)	—	—	(12)
Prior	—	—	(40)	—	—	(40)
Total	$—	$—	$(62)	$—	$—	$(62)

	Six Months Ended June 30, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
2022	—	—	—	—	(2)	(2)
2021	—	(11)	—	—	—	(11)
Prior	—	—	(41)	—	—	(41)
Total	$—	$(11)	$(41)	$—	$(2)	$(54)
CRE—Commercial real estate
SBL—Securities-based lending
Selected Credit Ratios

	At June 30, 2025	At December 31, 2024
ACL for loans to total HFI loans	0.5%	0.5%
Nonaccrual HFI loans to total HFI loans	0.5%	0.4%
ACL for loans to nonaccrual HFI loans	104.4%	104.6%
Employee Loans

$ in millions	At June 30, 2025	At December 31, 2024
Currently employed by the Firm[1]	$4,486	$4,255
No longer employed by the Firm[2]	85	83
Employee loans	$4,571	$4,338
ACL	(120)	(112)
Employee loans, net of ACL	$4,451	$4,226
Remaining repayment term, weighted average in years	5.7	5.6
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

61	June 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
10. Other Assets
Equity Method Investments

$ in millions	At June 30, 2025	At December 31, 2024
Investments	$2,090	$1,869

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Income (loss)	$59	$54	$121	$110
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
Japanese Securities Joint Venture

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Income (loss) from investment in MUMSS	$30	$36	$66	$77
For more information on MUMSS and other relationships with MUFG, see Note 11 to the financial statements in the 2024 Form 10-K.
Tax Equity Investments
The Firm invests in tax equity investment interests which entitle the Firm to a share of tax credits and other income tax benefits generated by the projects underlying the investments.
The Firm accounts for certain renewable energy and other tax equity investments programs using the proportional amortization method.
Tax Equity Investments under the Proportional Amortization Method

$ in millions	At June 30, 2025	At December 31, 2024
Low-income housing	$1,820	$1,787
Renewable energy and other	19	67
Total[1,2]	$1,839	$1,854
1.Amounts include unfunded equity contributions of $609 million and $613 million as of June 30, 2025 and December 31, 2024, respectively. The corresponding liabilities for the commitments to fund these equity contributions are recorded in Other liabilities and accrued expenses. The majority of these commitments are expected to be funded within 5 years.
2.Amounts exclude $48 million and $48 million as of June 30, 2025 and December 31, 2024, respectively, of tax equity investments within programs for which the Firm elected the proportional amortization method that do not meet the conditions to apply the proportional amortization method, which are accounted for as equity method investments.

Income tax credits and other income tax benefits recognized as well as proportional amortization are included in the Provision for income taxes line in the consolidated income statement and in the Depreciation and amortization line in the consolidated cash flow statement.
Net Benefits Attributable to Tax Equity Investments under the Proportional Amortization Method

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Income tax credits and other income tax benefits	$77	$78	$152	$153
Proportional amortization	(62)	(59)	(124)	(119)
Net benefits	$15	$19	$28	$34
11. Deposits
Deposits

$ in millions	At June 30, 2025	At December 31, 2024
Savings and demand deposits	$300,546	$299,898
Time deposits	88,831	76,109
Total	$389,377	$376,007
Deposits subject to FDIC insurance	$313,140	$298,351
Deposits not subject to FDIC insurance	$76,237	$77,656
Time Deposit Maturities

$ in millions	At June 30, 2025
2025	$20,730
2026	30,940
2027	16,048
2028	10,079
2029	6,730
Thereafter	4,304
Total	$88,831
12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At June 30, 2025	At December 31, 2024
Original maturities of one year or less	$8,673	$4,512
Original maturities greater than one year
Senior	$306,028	$270,594
Subordinated	14,100	13,713
Total greater than one year	$320,128	$284,307
Total	$328,801	$288,819
Weighted average stated maturity, in years[1]	6.5	6.6
1.Only includes borrowings with original maturities greater than one year.

June 2025 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)
Other Secured Financings

$ in millions	At June 30, 2025	At December 31, 2024
Original maturities:
One year or less	$15,894	$17,133
Greater than one year	7,643	4,469
Total	$23,537	$21,602
Transfers of assets accounted for as secured financings	$8,818	$10,275
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
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at June 30, 2025
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$14,842	$39,497	$73,365	$4,169	$131,873
Secured lending facilities	6,757	6,992	8,878	8,281	30,908
Commercial and Residential real estate	58	198	225	443	924
Securities-based lending and Other	15,002	4,828	719	572	21,121
Forward-starting secured financing receivables[1]	201,556	3,429	—	—	204,985
Central counterparty	21,530	—	—	—	21,530
Investment activities	1,977	85	105	455	2,622
Letters of credit and other financial guarantees	30	—	—	5	35
Total	$261,752	$55,029	$83,292	$13,925	$413,998
Lending commitments participated to third parties					$11,553
1.These amounts primarily include secured financing receivables yet to settle as of June 30, 2025, with settlement generally occurring within three business days. These amounts also include commitments to enter into certain collateralized financing transactions.
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 14 to the financial statements in the 2024 Form 10-K.
Guarantees

	At June 30, 2025
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,502,709	$656,930	$190,089	$536,038	$(39,167)
Standby letters of credit and other financial guarantees issued[2,3]	1,493	814	1,403	2,558	15
Liquidity facilities	2,602	—	—	—	2
Whole loan sales guarantees	54	29	—	23,070	—
Securitization representations and warranties[4]	—	—	—	92,674	—
General partner guarantees	193	133	75	14	(101)
Client clearing guarantees	2,058	—	—	—	—
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
3.As of June 30, 2025, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $58 million.
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

63	June 2025 Form 10-Q

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

June 2025 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)
Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 17, 2025, the court granted final approval of the settlement.

The Firm is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision.
European Matters
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) challenged in the Dutch courts the prior set-off by the Firm of approximately €124 million (approximately $146 million) plus accrued interest of withholding tax credits against the
Firm’s corporation tax liabilities for the tax years 2007 to 2012. The Dutch Authority alleged that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority’s appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On January 19, 2024, the Dutch High Court granted the Firm’s appeal in matters re-styled Case number 20/01884 and referred the case to the Court of Appeal in The Hague. On November 11, 2024, the Firm reached an agreement to settle the Dutch Authority’s challenges for the tax years 2007 to 2012 and made payment of the prior set-off amounts and interest indicated above. The case has been withdrawn.
On June 22, 2021, Dutch criminal authorities sought various documents in connection with an investigation of the Firm related to the civil claims asserted by the Dutch Authority concerning the accuracy of the Firm subsidiary’s tax returns for 2007 to 2012. The Dutch criminal authorities have requested additional information, and the Firm is continuing to respond to them in connection with their ongoing investigation. On May 28, 2025, the Dutch Public Prosecutor publicly announced its intention to bring charges against Firm subsidiaries for the filing of false tax returns. The Firm disputes these proposed charges and will continue to engage with the Prosecutor as the criminal process progresses.
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

65	June 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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

Beginning in February of 2024, Morgan Stanley Smith Barney LLC (“MSSB”) and E*TRADE Securities LLC (“E*TRADE Securities”), among others, have been named as defendants in multiple putative class actions pending in the federal district courts for the District of New Jersey and SDNY. The class action claims have been brought on behalf of brokerage, advisory and retirement account holders, alleging various contractual, fiduciary, and statutory claims (including under the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c)-(d)) that MSSB and/or E*TRADE Securities failed to pay a reasonable rate of interest on its cash sweep products. The cases are in early stages. Together, the complaints seek, inter alia, certification of classes of plaintiffs, unspecified compensatory damages, equitable and injunctive relief, and treble damages. The Firm is also responding to requests from a state securities regulator regarding brokerage account cash balances swept to the affiliate bank deposit program.

June 2025 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At June 30, 2025		At December 31, 2024
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$136	$4	$575	$236
Investment vehicles[2]	184	26	378	189
MTOB	1,162	1,108	619	578
Other	91	3	156	4
Total	$1,573	$1,141	$1,728	$1,007
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
2.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At June 30, 2025	At December 31, 2024
Assets
Cash and cash equivalents	$20	$37
Trading assets at fair value	884	1,395
Investment securities	647	278
Customer and other receivables	21	16
Other assets	1	2
Total	$1,573	$1,728
Liabilities
Other secured financings	$1,112	$921
Other liabilities and accrued expenses	26	82
Borrowings	3	4
Total	$1,141	$1,007
Noncontrolling interests	$62	$42
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
Non-consolidated VIEs

	At June 30, 2025
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$227,528	$3,339	$3,824	$4,419	$84,480
Maximum exposure to loss[3]
Debt and equity interests	$37,030	$108	$—	$2,469	$13,199
Derivative and other contracts	—	—	2,602	—	4,521
Commitments, guarantees and other	11,125	—	—	—	284
Total	$48,155	$108	$2,602	$2,469	$18,004
Carrying value of variable interests—Assets
Debt and equity interests	$37,030	$108	$—	$1,902	$13,169
Derivative and other contracts	—	—	5	—	1,727
Total	$37,030	$108	$5	$1,902	$14,896
Additional VIE assets owned[4]					$15,990
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$3	$—	$589
Total	$—	$—	$3	$—	$589

	At December 31, 2024
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$179,686	$1,621	$3,654	$3,603	$74,665
Maximum exposure to loss[3]
Debt and equity interests	$26,974	$62	$—	$2,267	$12,097
Derivative and other contracts	—	—	2,454	—	3,936
Commitments, guarantees and other	8,554	—	—	—	535
Total	$35,528	$62	$2,454	$2,267	$16,568
Carrying value of variable interests–Assets
Debt and equity interests	$26,974	$62	$—	$1,821	$12,067
Derivative and other contracts	—	—	6	—	1,772
Total	$26,974	$62	$6	$1,821	$13,839
Additional VIE assets owned[4]					$15,777
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$4	$—	$448
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

67	June 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
The Firm’s maximum exposure to loss in the previous tables does not include the offsetting benefit of hedges or any reductions associated with the amount of collateral held as part of a transaction with the VIE or any party to the VIE directly against a specific exposure to loss.
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At June 30, 2025		At December 31, 2024
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$19,789	$3,541	$17,316	$2,497
Commercial mortgages	89,326	11,064	82,730	8,445
U.S. agency collateralized mortgage obligations	64,905	6,786	39,317	6,260
Other consumer or commercial loans	53,508	15,639	40,323	9,772
Total	$227,528	$37,030	$179,686	$26,974
Transferred Assets with Continuing Involvement

	At June 30, 2025
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$10,542	$78,253	$18,508	$14,784
Retained interests
Investment grade	$245	$456	$1,001	$—
Non-investment grade	277	1,008	—	147
Total	$522	$1,464	$1,001	$147
Interests purchased in the secondary market[3]
Investment grade	$85	$35	$40	$—
Non-investment grade	17	27	—	—
Total	$102	$62	$40	$—
Derivative assets	$—	$—	$—	$1,329
Derivative liabilities	—	—	—	555

	At December 31, 2024
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$6,989	$78,232	$18,174	$12,725
Retained interests
Investment grade	$198	$543	$967	$—
Non-investment grade	175	923	—	71
Total	$373	$1,466	$967	$71
Interests purchased in the secondary market[3]
Investment grade	$45	$34	$79	$—
Non-investment grade	5	24	—	—
Total	$50	$58	$79	$—
Derivative assets	$—	$—	$—	$1,408
Derivative liabilities	—	—	—	400

	Fair Value At June 30, 2025
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$475	$694	$1,169
Non-investment grade	75	120	195
Total	$550	$814	$1,364
Interests purchased in the secondary market[3]
Investment grade	$160	$—	$160
Non-investment grade	23	21	44
Total	$183	$21	$204
Derivative assets	$1,329	$—	$1,329
Derivative liabilities	555	—	555

	Fair Value At December 31, 2024
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,080	$—	$1,080
Non-investment grade	71	50	121
Total	$1,151	$50	$1,201
Interests purchased in the secondary market[3]
Investment grade	$158	$—	$158
Non-investment grade	18	11	29
Total	$176	$11	$187
Derivative assets	$1,408	$—	$1,408
Derivative liabilities	400	—	400
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
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
New transactions[1]	$12,136	$9,717	$26,446	$16,599
Retained interests	2,461	2,091	5,240	4,191
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.

June 2025 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).
Assets Sold with Retained Exposure

$ in millions	At June 30, 2025	At December 31, 2024
Gross cash proceeds from sale of assets[1]	$94,403	$92,229
Fair value
Assets sold	$95,453	$92,580
Derivative assets recognized in the balance sheet	1,324	998
Derivative liabilities recognized in the balance sheet	279	648
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
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At June 30, 2025 and December 31, 2024, the differences between the actual and required ratios were lower under the Standardized Approach.
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

	At June 30, 2025 and December 31, 2024
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
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At June 30, 2025 and December 31, 2024
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	13.5%	10.0%
Tier 1 capital ratio	6.0%	15.0%	11.5%
Total capital ratio	8.0%	17.0%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.

69	June 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
The Firm’s Regulatory Capital and Capital Ratios
Risk-based capital

	Standardized
$ in millions	At June 30, 2025	At December 31, 2024
Risk-based capital
CET1 capital	$78,690	$75,095
Tier 1 capital	88,358	84,790
Total capital	99,653	95,567
Total RWA	523,307	471,834
Risk-based capital ratio
CET1 capital	15.0%	15.9%
Tier 1 capital	16.9%	18.0%
Total capital	19.0%	20.3%
Required ratio[1]
CET1 capital	13.5%	13.5%
Tier 1 capital	15.0%	15.0%
Total capital	17.0%	17.0%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At June 30, 2025	At December 31, 2024
Leveraged-based capital
Adjusted average assets[1]	$1,307,049	$1,223,779
Supplementary leverage exposure[2]	1,618,497	1,517,687
Leveraged-based capital ratio
Tier 1 leverage	6.8%	6.9%
SLR	5.5%	5.6%
Required ratio[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
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
At June 30, 2025 and December 31, 2024, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. Beginning on January 1, 2020, MSBNA and MSPBNA elected to defer the effect of the adoption of CECL on risk-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022, were phased-in at 75% from January 1, 2024 and were fully phased-in from January 1, 2025.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At June 30, 2025		At December 31, 2024
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$24,638	20.5%	$22,165	20.1%
Tier 1 capital	8.0%	8.5%	24,638	20.5%	22,165	20.1%
Total capital	10.0%	10.5%	25,631	21.3%	22,993	20.9%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$24,638	10.4%	$22,165	9.7%
SLR	6.0%	3.0%	24,638	7.7%	22,165	7.4%
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At June 30, 2025		At December 31, 2024
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$16,879	25.7%	$16,672	26.1%
Tier 1 capital	8.0%	8.5%	16,879	25.7%	16,672	26.1%
Total capital	10.0%	10.5%	17,288	26.4%	17,004	26.6%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$16,879	7.5%	$16,672	7.7%
SLR	6.0%	3.0%	16,879	7.3%	16,672	7.5%
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
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At June 30, 2025	At December 31, 2024
Net capital	$17,563	$18,483
Excess net capital	12,217	13,883
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC,

June 2025 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)
respectively, and is registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At June 30, 2025 and December 31, 2024, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
Certain other subsidiaries are also subject to various regulatory capital requirements. Such subsidiaries include the following, each of which operated with capital in excess of their respective regulatory capital requirements as of June 30, 2025 and December 31, 2024, as applicable:
•MSSB,
•MSIP,
•MSESE,
•MSMS,
•MSCS, and
•MSCG.
See Note 16 to the financial statements in the 2024 Form 10-K for further information.
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At June 30, 2025	Liquidation Preference per Share	At June 30, 2025	At December 31, 2024
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	1,000
Q	40,000	25,000	1,000	1,000
Total			$9,750	$9,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
For a description of Series A through Series Q preferred stock, see Note 17 to the financial statements in the 2024
Form 10-K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
Share Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Repurchases of common stock under the Firm’s Share Repurchase Authorization	$1,000	$750	$2,000	$1,750
On July 1, 2025, the Firm announced that its Board of Directors reauthorized a multi-year repurchase program of up to $20 billion of outstanding common stock (the “Share Repurchase Authorization”), without a set expiration date, beginning in the third quarter of 2025, which will be exercised from time to time as conditions warrant and is subject to limitations on distributions from the Federal Reserve. For more information on share repurchases, see Note 17 to the financial statements in the 2024 Form 10-K.
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2025	2024	2025	2024
Weighted average common shares outstanding, basic	1,577	1,594	1,581	1,597
Effect of dilutive RSUs and PSUs	16	17	15	17
Weighted average common shares outstanding and common stock equivalents, diluted	1,593	1,611	1,596	1,614
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	4	—	4	—

71	June 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Dividends

$ in millions, except per share data	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$330	$15	$398	$18
C	25	13	25	13
E	450	16	450	16
F	434	14	434	14
I	403	16	398	16
K	366	14	366	14
L	305	6	305	6
N	1,952	6	2,285	7
O	266	14	266	14
P	406	16	406	16
Q	414	17	—	—
Total Preferred stock		$147		$134
Common stock	$0.925	$1,478	$0.850	$1,377

$ in millions, except per share data	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$659	$29	$790	$35
C	50	26	50	26
E	896	31	896	31
F	864	29	869	29
I	801	32	797	32
K	731	29	731	29
L	609	12	609	12
M2	29	12	29	12
N	3,918	12	4,511	14
O	531	28	531	28
P	813	32	813	32
Q	828	33	—	—
Total Preferred stock		$305		$280
Common stock	$1.85	$2,970	$1.70	$2,767
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.
Accumulated Other Comprehensive Income (Loss) Rollforward

	Three Months Ended June 30, 2025
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,332)	$(2,215)	$(581)	$(1,815)	$(18)	$(5,961)
OCI activity:
Pre-Tax Gain (Loss)	(79)	55	(1)	(236)	(4)	(265)
Tax effect	283	(13)	—	60	1	331
After-tax Gain (Loss)	204	42	(1)	(176)	(3)	66
Non-Controlling Interests	36	—	—	6	—	42
OCI Activity	168	42	(1)	(182)	(3)	24
Reclassified to Earnings:
Pre-tax Reclass.	—	—	5	3	25	33
Tax effect	—	—	(2)	(1)	(6)	(9)
Reclass. After-tax	—	—	3	2	19	24
Net OCI Activity	168	42	2	(180)	16	48
Ending Balance	$(1,164)	$(2,173)	$(579)	$(1,995)	$(2)	$(5,913)

	Three Months Ended June 30, 2024
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,265)	$(3,026)	$(591)	$(2,163)	$(12)	$(7,057)
OCI activity:
Pre-Tax Gain (Loss)	(59)	150	5	355	(12)	439
Tax effect	(83)	(35)	—	(86)	3	(201)
After-tax Gain (Loss)	(142)	115	5	269	(9)	238
Non-Controlling Interests	(52)	—	—	6	—	(46)
OCI Activity	(90)	115	5	263	(9)	284
Reclassified to Earnings:
Pre-tax Reclass.	—	(7)	5	7	12	17
Tax effect	—	1	(1)	(1)	(3)	(4)
Reclass. After-tax	—	(6)	4	6	9	13
Net OCI Activity	(90)	109	9	269	—	297
Ending Balance	$(1,355)	$(2,917)	$(582)	$(1,894)	$(12)	$(6,760)

	Six Months Ended June 30, 2025
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,477)	$(2,573)	$(583)	$(2,146)	$(35)	$(6,814)
OCI activity:
Pre-Tax Gain (Loss)	(25)	546	(1)	203	13	736
Tax effect	417	(130)	—	(48)	(3)	236
After-tax Gain (Loss)	392	416	(1)	155	10	972
Non-Controlling Interests	79	—	—	13	—	92
OCI Activity	313	416	(1)	142	10	880
Reclassified to Earnings:
Pre-tax Reclass.	—	(21)	10	12	30	31
Tax effect	—	5	(5)	(3)	(7)	(10)
Reclass. After-tax	—	(16)	5	9	23	21
Net OCI Activity	313	400	4	151	33	901
Ending Balance	$(1,164)	$(2,173)	$(579)	$(1,995)	$(2)	$(5,913)

	Six Months Ended June 30, 2024
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,153)	$(3,094)	$(595)	$(1,595)	$16	$(6,421)
OCI activity:
Pre-Tax Gain (Loss)	(129)	282	5	(396)	(59)	(297)
Tax effect	(186)	(67)	—	94	14	(145)
After-tax Gain (Loss)	(315)	215	5	(302)	(45)	(442)
Non-Controlling Interests	(113)	—	—	11	—	(102)
OCI Activity	(202)	215	5	(313)	(45)	(340)
Reclassified to Earnings:
Pre-tax Reclass.	—	(50)	10	17	23	—
Tax effect	—	12	(2)	(3)	(6)	1
Reclass. After-tax	—	(38)	8	14	17	1
Net OCI Activity	(202)	177	13	(299)	(28)	(339)
Ending Balance	$(1,355)	$(2,917)	$(582)	$(1,894)	$(12)	$(6,760)

June 2025 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)
17. Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Interest income
Cash and cash equivalents	$627	$733	$1,286	1,636
Investment securities	1,324	1,277	2,604	2,474
Loans	3,461	3,483	6,786	6,787
Securities purchased under agreements to resell[1]	3,780	3,011	7,196	5,542
Securities borrowed[2]	2,173	1,358	3,289	2,735
Trading assets, net of Trading liabilities	1,573	1,531	3,012	2,913
Customer receivables and Other	1,967	2,136	4,480	4,372
Total interest income	$14,905	$13,529	$28,653	$26,459
Interest expense
Deposits	$2,603	$2,551	$5,125	$5,026
Borrowings	3,199	3,327	6,217	6,551
Securities sold under agreements to repurchase[3]	3,361	2,723	6,430	5,127
Securities loaned[4]	1,198	269	1,454	493
Customer payables and Other	2,197	2,592	4,727	5,399
Total interest expense	$12,558	$11,462	$23,953	$22,596
Net interest	$2,347	$2,067	$4,700	$3,863
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
Accrued Interest

$ in millions	At June 30, 2025	At December 31, 2024
Customer and other receivables	$3,824	$3,322
Customer and other payables	4,160	3,938
18. Income Taxes
The Firm is routinely under examination by the IRS and other tax authorities in certain countries, such as the U.K., and in states and localities in which it has significant business operations, such as New York.
The Firm believes that the resolution of these tax examinations will not have a material effect on the annual financial statements, although a resolution could have a material impact in the income statement and on the effective tax rate for any period in which such resolutions occur.

19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended June 30, 2025
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,540	$143	$—	$(39)	$1,644
Trading	4,350	433	(56)	18	4,745
Investments	156	25	207	—	388
Commissions and fees[1]	814	688	—	(77)	1,425
Asset management[1,2]	183	4,411	1,434	(75)	5,953
Other	135	154	5	(4)	290
Total non-interest revenues	7,178	5,854	1,590	(177)	14,445
Interest income	11,140	4,000	10	(245)	14,905
Interest expense	10,675	2,090	48	(255)	12,558
Net interest	465	1,910	(38)	10	2,347
Net revenues	$7,643	$7,764	$1,552	$(167)	$16,792
Provision for credit losses	$168	$28	$—	$—	$196
Compensation and benefits	2,430	4,147	613	—	7,190
Non-compensation expenses[3]	2,934	1,389	616	(155)	4,784
Total non-interest expenses	$5,364	$5,536	$1,229	$(155)	$11,974
Income before provision for income taxes	2,111	2,200	323	(12)	4,622
Provision for income taxes	472	500	77	(2)	1,047
Net income	1,639	1,700	246	(10)	3,575
Net income applicable to noncontrolling interests	35	—	1	—	36
Net income applicable to Morgan Stanley	$1,604	$1,700	$245	$(10)	$3,539
Pre-tax margin[4]	28%	28%	21%	N/M	28%

	Three Months Ended June 30, 2024
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,619	$150	$—	$(34)	$1,735
Trading	4,047	76	(3)	11	4,131
Investments	54	24	79	—	157
Commissions and fees[1]	684	556	—	(57)	1,183
Asset management[1,2]	160	3,989	1,342	(67)	5,424
Other	120	199	4	(1)	322
Total non-interest revenues	6,684	4,994	1,422	(148)	12,952
Interest income	9,911	4,026	27	(435)	13,529
Interest expense	9,613	2,228	63	(442)	11,462
Net interest	298	1,798	(36)	7	2,067
Net revenues	$6,982	$6,792	$1,386	$(141)	$15,019
Provision for credit losses	$54	$22	$—	$—	$76
Compensation and benefits	2,291	3,601	568	—	6,460
Non-compensation expenses[3]	2,591	1,348	596	(126)	4,409
Total non-interest expenses	$4,882	$4,949	$1,164	$(126)	$10,869
Income before provision for income taxes	2,046	1,821	222	(15)	4,074
Provision for income taxes	486	418	56	(3)	957
Net income	1,560	1,403	166	(12)	3,117
Net income applicable to noncontrolling interests	40	—	1	—	41
Net income applicable to Morgan Stanley	$1,520	$1,403	$165	$(12)	$3,076
Pre-tax margin[4]	29%	27%	16%	N/M	27%

73	June 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2025
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$3,099	$333	$—	$(77)	$3,355
Trading	9,463	421	(63)	35	9,856
Investments	305	58	394	—	757
Commissions and fees[1]	1,683	1,383	—	(160)	2,906
Asset management[1,2]	374	8,807	2,885	(150)	11,916
Other	768	277	5	(9)	1,041
Total non-interest revenues	15,692	11,279	3,221	(361)	29,831
Interest income	21,213	7,959	33	(552)	28,653
Interest expense	20,279	4,147	100	(573)	23,953
Net interest	934	3,812	(67)	21	4,700
Net revenues	$16,626	$15,091	$3,154	$(340)	$34,531
Provision for credit losses	$259	$72	$—	$—	$331
Compensation and benefits[3]	5,284	8,146	1,281	—	14,711
Non-compensation expenses[3]	5,691	2,722	1,227	(317)	9,323
Total non-interest expenses	$10,975	$10,868	$2,508	$(317)	$24,034
Income before provision for income taxes	5,392	4,151	646	(23)	10,166
Provision for income taxes	1,168	919	138	(5)	2,220
Net income	4,224	3,232	508	(18)	7,946
Net income applicable to noncontrolling interests	91	—	1	—	92
Net income applicable to Morgan Stanley	$4,133	$3,232	$507	$(18)	$7,854
Pre-tax margin[4]	32%	28%	20%	N/M	29%

	Six Months Ended June 30, 2024
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$3,066	$316	$—	$(58)	$3,324
Trading	8,630	338	(10)	25	8,983
Investments	103	43	148	—	294
Commissions and fees[1]	1,375	1,161	—	(126)	2,410
Asset management[1,2]	317	7,818	2,688	(130)	10,693
Other	244	342	7	(5)	588
Total non-interest revenues	13,735	10,018	2,833	(294)	26,292
Interest income	19,219	7,999	53	(812)	26,459
Interest expense	18,956	4,345	123	(828)	22,596
Net interest	263	3,654	(70)	16	3,863
Net revenues	$13,998	$13,672	$2,763	$(278)	$30,155
Provision for credit losses	$56	$14	$—	$—	$70
Compensation and benefits[3]	4,634	7,389	1,133	—	13,156
Non-compensation expenses[3]	4,911	2,642	1,167	(260)	8,460
Total non-interest expenses	$9,545	$10,031	$2,300	$(260)	$21,616
Income before provision for income taxes	4,397	3,627	463	(18)	8,469
Provision for income taxes	968	821	105	(4)	1,890
Net income	3,429	2,806	358	(14)	6,579
Net income applicable to noncontrolling interests	90	—	1	—	91
Net income applicable to Morgan Stanley	$3,339	$2,806	$357	$(14)	$6,488
Pre-tax margin[4]	31%	27%	17%	N/M	28%
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
3.The significant expense categories and amounts align with the segment-level information that is regularly provided to the Firm’s chief operating decision maker (“CODM”).
4.Pre-tax margin represents income before provision for income taxes as a percentage of net revenues.
For a discussion about the Firm’s business segments, see Note 22 to the financial statements in the 2024 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Institutional Securities Advisory	$508	$592	$1,071	$1,053
Institutional Securities Underwriting	1,032	1,027	2,028	2,013
Firm Investment banking revenues from contracts with customers	88%	87%	85%	89%
Trading Revenues by Product Type

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Interest rate	$1,036	$1,495	$2,409	$3,321
Foreign exchange	556	269	1,184	541
Equity[1]	2,987	2,323	6,014	4,627
Commodity and other	546	481	870	1,076
Credit	(380)	(437)	(621)	(582)
Total	$4,745	$4,131	$9,856	$8,983
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At June 30, 2025	At December 31, 2024
Net cumulative unrealized performance-based fees at risk of reversing	$890	$796
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

June 2025 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Fee waivers	$30	$25	$56	$46
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
Other Expenses—Transaction Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Transaction taxes	$303	$235	$569	$441
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Americas	$12,347	$11,268	$25,450	$22,835
EMEA	2,142	1,871	4,433	3,697
Asia	2,303	1,880	4,648	3,623
Total	$16,792	$15,019	$34,531	$30,155
For a discussion about the Firm’s geographic net revenues, see Note 22 to the financial statements in the 2024 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2025	2024	2025	2024
Non-interest revenues	$516	$549	$1,061	$984
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At June 30, 2025	At December 31, 2024
Customer and other receivables	$2,760	$2,628
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At June 30, 2025	At December 31, 2024
Institutional Securities	$931,163	$796,608
Wealth Management	404,929	400,848
Investment Management	17,778	17,615
Total[1]	$1,353,870	$1,215,071
1. Parent assets have been fully allocated to the business segments.

75	June 2025 Form 10-Q

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30,
	2025			2024
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Cash and cash equivalents:
U.S.	$51,730	$414	3.2%	$42,486	$448	4.2%
Non-U.S.	43,469	213	2.0%	44,003	285	2.6%
Investment securities[1]	$162,164	1,324	3.3%	155,203	1,277	3.3%
Loans[1]	252,572	3,461	5.5%	225,021	3,483	6.2%
Securities purchased under agreements to resell2:
U.S.	73,064	2,548	14.0%	58,540	1,694	11.6%
Non-U.S.	48,337	1,232	10.2%	48,632	1,317	10.9%
Securities borrowed3:
U.S.	123,010	2,102	6.9%	107,767	1,252	4.7%
Non-U.S.	21,096	71	1.3%	18,885	106	2.3%
Trading assets, net of Trading liabilities:
U.S.	112,016	1,327	4.8%	112,542	1,291	4.6%
Non-U.S.	25,694	246	3.8%	13,405	240	7.2%
Customer receivables and Other:
U.S.	57,236	1,450	10.2%	53,719	1,553	11.6%
Non-U.S.	17,562	517	11.8%	15,668	583	15.0%
Total	$987,950	$14,905	6.1%	$895,871	$13,529	6.1%
Interest bearing liabilities
Deposits[1]	$375,348	$2,603	2.8%	$344,225	$2,551	3.0%
Borrowings[1,4]	304,670	3,199	4.2%	259,441	3,327	5.2%
Securities sold under agreements to repurchase5,7:
U.S.	18,593	1,999	43.1%	18,264	1,294	28.5%
Non-U.S.	53,867	1,362	10.1%	55,924	1,429	10.3%
Securities loaned[6,7]:
U.S.	10,506	964	36.8%	10,719	24	0.9%
Non-U.S.	7,317	234	12.8%	5,881	245	16.8%
Customer payables and Other[8]:
U.S.	135,153	1,441	4.3%	130,943	1,636	5.0%
Non-U.S.	62,115	756	4.9%	62,693	956	6.1%
Total	$967,569	$12,558	5.2%	$888,090	$11,462	5.2%
Net interest income and net interest rate spread		$2,347	0.9%		$2,067	0.9%

	Six Months Ended June 30,
	2025			2024
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Cash and cash equivalents:
U.S.	$53,851	$861	3.2%	$47,198	$1,081	4.6%
Non-U.S.	42,976	425	2.0%	43,722	555	2.6%
Investment securities[1]	160,290	2,604	3.3%	154,534	2,474	3.2%
Loans[1]	247,258	6,786	5.5%	221,471	6,787	6.2%
Securities purchased under agreements to resell[2]:
U.S.	69,721	4,761	13.8%	55,786	3,190	11.5%
Non-U.S.	45,058	2,435	10.9%	48,728	2,352	9.7%
Securities borrowed[3]:
U.S.	118,500	3,150	5.4%	107,683	2,510	4.7%
Non-U.S.	18,425	139	1.5%	19,205	225	2.4%
Trading assets, net of Trading liabilities:
U.S.	111,934	2,575	4.6%	110,365	2,466	4.5%
Non-U.S.	22,082	437	4.0%	12,200	447	7.4%
Customer receivables and Other:
U.S.	59,087	3,456	11.8%	51,518	3,252	12.7%
Non-U.S.	17,000	1,024	12.1%	15,517	1,120	14.5%
Total	$966,182	$28,653	6.0%	$887,927	$26,459	6.0%
Interest bearing liabilities
Deposits[1]	$373,039	$5,125	2.8%	$345,609	$5,026	2.9%
Borrowings[1,4]	293,779	6,217	4.3%	255,686	6,551	5.2%
Securities sold under agreements to repurchase[5,7]:
U.S.	18,891	3,785	40.4%	21,178	2,515	23.9%
Non-U.S.	51,670	2,645	10.3%	57,280	2,612	9.2%
Securities loaned[6,7]:
U.S.	10,307	993	19.4%	8,287	41	1.0%
Non-U.S.	6,680	461	13.9%	7,400	452	12.3%
Customer payables and Other[8]:
U.S.	127,172	3,217	5.1%	128,931	3,525	5.5%
Non-U.S.	60,266	1,510	5.1%	62,229	1,874	6.1%
Total	$941,804	$23,953	5.1%	$886,600	$22,596	5.1%
Net interest income and net interest rate spread		$4,700	0.9%		$3,863	0.9%
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

June 2025 Form 10-Q	76

Glossary of Common Terms and Acronyms

2024 Form 10-K	Annual report on Form 10-K for year ended December 31, 2024 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CET1	Common Equity Tier 1
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRE	Commercial real estate
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
DCP	Employee deferred cash-based compensation plans linked to investment performance
DCP investments	Investments associated with certain DCP
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVO	Fair value option
G-SIB	Global systemically important bank
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IM	Investment Management
Income statement	Consolidated income statement

IRS	Internal Revenue Service
IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles in the U.S.
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. Bank Subsidiaries	MSBNA and MSPBNA
U.S. GAAP	Accounting principles generally accepted in the U.S.
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

77	June 2025 Form 10-Q

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

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Shares Purchased as Part of Share Repurchase Authorization[3,4]	Dollar Value of Remaining Authorized Repurchase
April	3,015,086	$113.33	2,091,800	$17,266
May	3,601,541	$124.81	3,577,700	$16,819
June	2,457,692	$130.52	2,445,799	$16,500
Three Months Ended June 30, 2025	9,074,319	$122.54	8,115,299
1.Includes 959,021 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended June 30, 2025.
2.Excludes excise tax of $1 million levied on share repurchases, net of issuances, payable in April 2026.
3.Share purchases under publicly announced authorizations are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time.
4.On July 1, 2025, the Firm announced that its Board of Directors reauthorized a multi-year repurchase authorization of up to $20 billion of outstanding common stock (the “Share Repurchase Authorization”), without a set expiration date, beginning in the third quarter of 2025, which will be exercised from time to time as conditions warrant and is subject to limitations on distributions from the Federal Reserve. The Share Repurchase Authorization is for capital management purposes and considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer.”

Other Information
None.
Exhibits

Exhibit No.	Description
10.1	Morgan Stanley Equity Incentive Compensation Plan, as amended and restated as of March 31, 2025 (Exhibit 10.1 to Morgan Stanley’s current report on Form 8-K dated May 16, 2025).
15	Letter of awareness from Deloitte & Touche LLP, dated August 4, 2025, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ VICTORIA WORSTER
Victoria Worster Chief Accounting Officer and Controller
Date: August 4, 2025

June 2025 Form 10-Q	78