Form 10-Q
period 2025-09-30
MORGAN STANLEY
filed 2025-11-03
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 31, 2025, there were 1,589,309,311 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2025

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

4	September 2025 Form 10-Q

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended September 30, 2025
•The Firm reported net revenues of $18.2 billion and net income applicable to Morgan Stanley of $4.6 billion reflecting strong results across business segments and regions.
•The Firm delivered ROE of 18.0% and ROTCE of 23.5% (see “Selected Non-GAAP Financial Information” herein).
•The Firm’s expense efficiency ratio was 67% for the third quarter and 69% for the year-to-date.
•At September 30, 2025, the Firm’s Standardized Common Equity Tier 1 capital ratio was 15.1%, and its Supplementary Leverage Ratio was 5.5%.
•Institutional Securities reported net revenues of $8.5 billion reflecting strong performance in Equity on higher client activity and a rebound in Investment Banking.
•Wealth Management delivered a pre-tax margin of 30.3%. Net revenues of $8.2 billion reflect higher Asset management and Transactional revenues and higher Net interest income. The business added net new assets of $81 billion and fee-based asset flows were $42 billion.
•Investment Management results reflect net revenues of $1.7 billion, primarily driven by asset management fees on higher average AUM.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share
We reported net revenues of $18.2 billion in the quarter ended September 30, 2025 (“current quarter,” or “3Q 2025”), which increased by 18% compared with $15.4 billion in the quarter ended September 30, 2024 (“prior year quarter,” or “3Q 2024”). Net income applicable to Morgan Stanley was $4.6 billion in the current quarter, which increased by 45% compared with $3.2 billion in the prior year quarter. Diluted earnings per common share was $2.80 in the current quarter, which increased by 49% compared with $1.88 in the prior year quarter.
We reported net revenues of $52.8 billion in the nine months ended September 30, 2025 (“current year period,” or “YTD 2025”), which increased by 16% compared with $45.5 billion in the nine months ended September 30, 2024 (“prior year period,” or “YTD 2024”). Net income applicable to Morgan Stanley was $12.5 billion in the current year period, which increased by 29% compared with $9.7 billion in the prior year period. Diluted earnings per common share was $7.53 in the current year period, which increased by 31% compared with $5.73 in the prior year period.

September 2025 Form 10-Q	5

Management’s Discussion and Analysis
Non-Interest Expenses
($ in millions)
•Compensation and benefits expenses of $7,442 million in the current quarter increased 11% from the prior year quarter, primarily due to an increase in the formulaic payout to Wealth Management advisors on higher revenues, higher expenses related to outstanding deferred compensation and higher salary expenses.

•Compensation and benefits expenses of $22,153 million in the current year period increased 11% from the prior year period, primarily due to an increase in the formulaic payout to Wealth Management advisors and higher discretionary incentive compensation within Institutional Securities, both on higher revenues, and higher expenses related to outstanding deferred compensation.
During the current year period, as a result of a March employee action, we recognized severance costs associated with a reduction in force of $144 million, included in Compensation and Benefits expense. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” in the Form 10-Q for the quarter ended March 31, 2025.
•Non-compensation expenses of $4,754 million in the current quarter and $14,077 million in the current year period increased 9% and 10%, respectively, compared with the prior year periods, primarily due to higher execution-related expenses and increased technology spend.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments was $0 million in the current quarter, reflecting portfolio growth in corporate loans and secured lending facilities and provisions for certain specific commercial real estate loans, offset by improvements in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments in the prior year quarter was $79 million, primarily related to provisions for certain specific commercial real estate and corporate loans and growth across loan portfolios, partially offset by improvements in the macroeconomic outlook.
The Provision for credit losses on loans and lending commitments of $331 million in the current year period was primarily related to portfolio growth in corporate loans and secured lending facilities and provisions for certain specific commercial real estate loans. The Provision for credit losses on loans and lending commitments in the prior year period was $149 million, primarily related to provisions for certain specific commercial real estate and corporate loans and growth across certain loan portfolios, partially offset by improvements in the macroeconomic outlook.
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

6	September 2025 Form 10-Q

Management’s Discussion and Analysis
•Institutional Securities net revenues of $8,523 million in the current quarter and $25,149 million in the current year period increased 25% and 21%, respectively, compared with the prior year periods, primarily reflecting higher results in Equity driven by higher client activity and higher underwriting revenues within Investment Banking.
•Wealth Management net revenues of $8,234 million in the current quarter and $23,325 million in the current year period increased 13% and 11%, respectively, compared with the prior year periods, primarily reflecting higher Asset management revenues on higher market levels and the cumulative impact of positive fee-based flows, and higher Transactional revenues on higher client activity.
•Investment Management net revenues of $1,651 million in the current quarter and $4,805 million in the current year period increased 13% and 14%, respectively, compared with the prior year periods, primarily reflecting higher Asset management and related fees driven by higher AUM on higher market levels and higher Performance-based income and other revenues.
Net Revenues by Region1
($ in millions)
1.For a discussion of how the geographic breakdown of net revenues is determined, see Note 22 to the financial statements in the 2024 Form 10-K.
•Americas net revenues increased 18% and 14% in the current quarter and in the current year period, respectively, compared with the prior year periods, driven by higher results across all business segments.
•EMEA net revenues increased 6% and 15% in the current quarter and in the current year period, respectively, compared with the prior year periods, primarily driven by higher results in Equity, partially offset by lower results in Investment Banking compared with strong results in the prior year periods, within the Institutional Securities business segment.
•Asia net revenues increased 31% and 29% in the current quarter and in the current year period, respectively, compared with the prior year periods, primarily driven by higher results in Equity and Investment Banking within the Institutional Securities business segment.
Selected Financial Information and Other Statistical Data

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions, except per share data	2025	2024	2025	2024
Consolidated results
Net revenues	$18,224	$15,383	$52,755	$45,538
Earnings applicable to Morgan Stanley common shareholders	$4,450	$3,028	$11,999	$9,236
Earnings per diluted common share	$2.80	$1.88	$7.53	$5.73
Consolidated financial measures
Expense efficiency ratio[1]	67%	72%	69%	72%
ROE[2]	18.0%	13.1%	16.5%	13.5%
ROTCE[2,3]	23.5%	17.5%	21.6%	18.2%
Pre-tax margin[4]	33%	27%	31%	28%
Effective tax rate	22.8%	23.6%	22.2%	22.7%
Pre-tax margin by segment[4]
Institutional Securities	37%	28%	34%	30%
Wealth Management	30%	28%	29%	27%
Investment Management	22%	18%	21%	17%

$ in millions, except per share data, worldwide employees and client assets	At September 30, 2025	At December 31, 2024
Average liquidity resources for three months ended[5]	$368,090	$345,440
Loans[6]	$277,307	$246,814
Total assets	$1,364,806	$1,215,071
Deposits	$405,480	$376,007
Borrowings	$331,679	$288,819
Common equity	$100,212	$94,761
Tangible common equity[3]	$77,392	$71,604
Common shares outstanding	1,591	1,607
Book value per common share[7]	$62.98	$58.98
Tangible book value per common share[3,7]	$48.64	$44.57
Worldwide employees (in thousands)	82	80
Client assets[8] (in billions)	$8,861	$7,860
Capital Ratios[9]
Common Equity Tier 1 capital—Standardized	15.1%	15.9%
Tier 1 capital—Standardized	16.9%	18.0%
Common Equity Tier 1 capital—Advanced	15.7%	15.7%
Tier 1 capital—Advanced	17.6%	17.8%
Tier 1 leverage	6.8%	6.9%
SLR	5.5%	5.6%
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

September 2025 Form 10-Q	7

Management’s Discussion and Analysis
9.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
Economic and Market Conditions
Client and investor confidence and market sentiment have improved in the third quarter of 2025. The quarter was characterized by increased momentum in capital markets activity and lower interest rates. The rate of economic growth, ongoing geopolitical uncertainty, as well as the timing and pace of further central bank actions have impacted and could continue to impact capital markets and our businesses.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Net revenues	$18,224	$15,383	$52,755	$45,538
Adjustment for mark-to-market losses (gains) on DCP[1]	(248)	(239)	(476)	(372)
Adjusted Net revenues—non-GAAP	$17,976	$15,144	$52,279	$45,166
Compensation expense	$7,442	$6,733	$22,153	$19,889
Adjustment for mark-to-market gains (losses) on DCP[1]	(300)	(276)	(669)	(580)
Adjusted Compensation expense—non-GAAP	$7,142	$6,457	$21,484	$19,309
Wealth Management Net revenues	$8,234	$7,270	$23,325	$20,942
Adjustment for mark-to-market losses (gains) on DCP[1]	(206)	(170)	(369)	(265)
Adjusted Wealth Management Net revenues—non-GAAP	$8,028	$7,100	$22,956	$20,677
Wealth Management Compensation expense	$4,388	$3,868	$12,534	$11,257
Adjustment for mark-to-market gains (losses) on DCP[1]	(222)	(184)	(469)	(373)
Adjusted Wealth Management Compensation expense—non-GAAP	$4,166	$3,684	$12,065	$10,884
1.Net revenues and compensation expense are adjusted for DCP for both Firm and Wealth Management business segment.

$ in millions	At September 30, 2025	At December 31, 2024
Tangible equity
Common equity	$100,212	$94,761
Less: Goodwill and net intangible assets	(22,820)	(23,157)
Tangible common equity—non-GAAP	$77,392	$71,604

8	September 2025 Form 10-Q

Management’s Discussion and Analysis

	Average Monthly Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Tangible equity
Common equity	$98,709	$92,706	$97,134	$91,049
Less: Goodwill and net intangible assets	(22,865)	(23,416)	(22,971)	(23,559)
Tangible common equity—non-GAAP	$75,844	$69,290	$74,163	$67,490
Non-GAAP Financial Measures by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2025	2024	2025	2024
Average common equity[1]
Institutional Securities	$48.4	$45.0	$48.4	$45.0
Wealth Management	29.4	29.1	29.4	29.1
Investment Management	10.6	10.8	10.6	10.8
ROE[2]
Institutional Securities	19%	12%	17%	13%
Wealth Management	25%	21%	23%	19%
Investment Management	10%	7%	10%	7%
Average tangible common equity[1]
Institutional Securities	$48.0	$44.6	$48.0	$44.6
Wealth Management	16.3	15.5	16.3	15.5
Investment Management	1.0	1.1	1.0	1.1
ROTCE[2]
Institutional Securities	20%	12%	17%	13%
Wealth Management	45%	39%	41%	37%
Investment Management	105%	68%	102%	65%
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

September 2025 Form 10-Q	9

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

	Three Months Ended September 30,		% Change
$ in millions	2025	2024
Revenues
Advisory	$684	$546	25%
Equity	652	362	80%
Fixed Income	772	555	39%
Total Underwriting	1,424	917	55%
Total Investment Banking	2,108	1,463	44%
Equity	4,116	3,045	35%
Fixed Income	2,169	2,003	8%
Other	130	304	(57)%
Net revenues	$8,523	$6,815	25%
Provision for credit losses	1	68	(99)%
Compensation and benefits	2,422	2,271	7%
Non-compensation expenses	2,918	2,565	14%
Total non-interest expenses	5,340	4,836	10%
Income before provision for income taxes	3,182	1,911	67%
Provision for income taxes	672	438	53%
Net income	2,510	1,473	70%
Net income applicable to noncontrolling interests	42	37	14%
Net income applicable to Morgan Stanley	$2,468	$1,436	72%

	Nine Months Ended September 30,		% Change
$ in millions	2025	2024
Revenues
Advisory	$1,755	$1,599	10%
Equity	1,471	1,144	29%
Fixed Income	1,981	1,786	11%
Total Underwriting	3,452	2,930	18%
Total Investment Banking	5,207	4,529	15%
Equity	11,965	8,905	34%
Fixed Income	6,953	6,487	7%
Other	1,024	892	15%
Net revenues	$25,149	$20,813	21%
Provision for credit losses	260	124	110%
Compensation and benefits	7,706	6,905	12%
Non-compensation expenses	8,609	7,476	15%
Total non-interest expenses	16,315	14,381	13%
Income before provision for income taxes	8,574	6,308	36%
Provision for income taxes	1,840	1,406	31%
Net income	6,734	4,902	37%
Net income applicable to noncontrolling interests	133	127	5%
Net income applicable to Morgan Stanley	$6,601	$4,775	38%
Investment Banking
Investment Banking Volumes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2025	2024	2025	2024
Completed mergers and acquisitions[1]	$256	$124	$576	$473
Equity and equity-related offerings[2,3]	24	13	61	43
Fixed Income offerings[2,4]	84	80	276	263
Source: LSEG Data & Risk Analytics (formerly known as Refinitiv) as of October 1, 2025. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Net revenues of $2,108 million in the current quarter increased 44% from the prior year quarter, reflecting higher results across businesses, particularly in underwriting revenues.
•Advisory revenues increased primarily reflecting higher completed M&A transactions in the Americas in a constructive market environment.
•Equity underwriting revenues increased primarily reflecting higher initial public offerings and convertible issuances.
•Fixed Income underwriting revenues increased primarily reflecting higher non-investment grade and investment grade loan and bond issuances, which benefitted from higher event-related activity.
Net revenues of $5,207 million in the current year period increased 15% from the prior year period reflecting higher results across businesses, particularly in underwriting revenues.
•Advisory revenues increased primarily reflecting higher completed M&A transactions in the Americas in a constructive market environment.
•Equity underwriting revenues increased primarily reflecting higher convertible issuances, initial public offerings and follow-on offerings.
•Fixed Income underwriting revenues increased primarily reflecting higher non-investment grade loan issuances, which benefitted from higher event-related activity.
See “Investment Banking Volumes” herein.

10	September 2025 Form 10-Q

Management’s Discussion and Analysis
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended September 30, 2025
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$2,666	$158	$(717)	$3	$2,110
Execution services	1,245	722	(107)	146	2,006
Total Equity	$3,911	$880	$(824)	$149	$4,116
Total Fixed Income	$1,850	$107	$141	$71	$2,169

	Three Months Ended September 30, 2024
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$1,913	$144	$(686)	$—	$1,371
Execution services	925	680	(98)	167	1,674
Total Equity	$2,838	$824	$(784)	$167	$3,045
Total Fixed Income	$2,008	$103	$(169)	$61	$2,003

	Nine Months Ended September 30, 2025
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$7,372	$470	$(2,019)	$3	$5,826
Execution services	3,774	2,254	(311)	422	6,139
Total Equity	$11,146	$2,724	$(2,330)	$425	$11,965
Total Fixed Income	$6,150	$322	$273	$208	$6,953

	Nine Months Ended September 30, 2024
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$6,036	$414	$(2,296)	$2	$4,156
Execution services	2,830	1,901	(221)	239	4,749
Total Equity	$8,866	$2,315	$(2,517)	$241	$8,905
Total Fixed Income	$6,705	$303	$(694)	$173	$6,487
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $4,116 million in the current quarter and $11,965 million in the current year period increased 35% and 34%, respectively, compared with the prior year periods, reflecting an increase in Financing and Execution services.
•Financing revenues increased primarily due to increased client activity and higher average client balances, particularly in Asia.
•Execution services revenues increased primarily due to increased client activity and higher gains on inventory held to facilitate client activity in derivatives and cash equities.
Fixed Income
Net revenues of $2,169 million in the current quarter increased 8% from the prior year quarter, reflecting an increase in Credit products and Commodities, partially offset by a decrease in Global macro products.
•Global macro products revenues decreased primarily due to higher losses on inventory held to facilitate client activity on lower volatility and decreased client activity in foreign exchange products.
•Credit products revenues increased primarily due to increased client activity across products, particularly in securitized products.
•Commodities products and other fixed income revenues increased primarily due to increased client activity in structured transactions and higher gains on inventory held to facilitate client activity.

Net revenues of $6,953 million in the current year period increased 7% from the prior year period, reflecting an increase in Global macro and Credit products, partially offset by a decrease in Commodities.
•Global macro products revenues increased primarily due to increased client activity and gains on inventory held to facilitate client activity in foreign exchange and rates products.
•Credit products revenues increased primarily due to increased client activity across products, particularly in securitized products, partially offset by lower results on inventory held to facilitate client activity.
•Commodities products and other fixed income revenues decreased primarily due to lower gains on inventory held to facilitate client activity, partially offset by increased client activity.
Other Net Revenues
Other net revenues were $130 million in the current quarter, compared with $304 million in the prior year quarter, primarily reflecting lower net interest income and fees, following the sale of corporate loans held-for-sale in the first quarter of 2025, and higher mark-to-market losses on corporate loans, inclusive of hedges.
Other net revenues were $1,024 million in the current year period, compared with $892 million in the prior year period, primarily reflecting gains on the sale of corporate loans held-for-sale compared with mark-to-market losses, inclusive of hedges, in the prior year period, partially offset by lower net interest income and fees on those loans.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $1 million in the current quarter was primarily related to portfolio growth in corporate loans and secured lending facilities and provisions for certain specific commercial real estate loans, offset by improvements in the macroeconomic outlook. The Provision for credit losses on loans and lending commitments of $68 million in the prior year quarter was primarily related to growth across loan portfolios and provisions for certain specific commercial real estate and corporate loans, partially offset by improvements in the macroeconomic outlook.

September 2025 Form 10-Q	11

Management’s Discussion and Analysis
The Provision for credit losses on loans and lending commitments of $260 million in the current year period was primarily related to portfolio growth in corporate loans and secured lending facilities and provisions for certain specific commercial real estate loans. The Provision for credit losses on loans and lending commitments of $124 million in the prior year period was primarily related to growth across loan portfolios and provisions for certain specific commercial real estate loans, partially offset by improvements in the macroeconomic outlook.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-Interest Expenses
Non-interest expenses of $5,340 million in the current quarter increased 10% compared with the prior year quarter, reflecting higher Non-compensation expenses and Compensation and benefits expenses.
•Compensation and benefits expenses increased primarily due to higher expenses related to outstanding deferred compensation and higher salary expenses.
•Non-compensation expenses increased primarily due to higher execution-related expenses on higher volumes.
Non-interest expenses of $16,315 million in the current year period increased 13%, compared with the prior year period, reflecting higher Non-compensation expenses and Compensation and benefits expenses.
•Compensation and benefits expenses increased primarily due to higher discretionary incentive compensation on higher revenues and higher expenses related to outstanding deferred compensation.
•Non-compensation expenses increased primarily due to higher execution-related expenses on higher volumes.

12	September 2025 Form 10-Q

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended September 30,		% Change
$ in millions	2025	2024
Revenues
Asset management	$4,789	$4,266	12%
Transactional[1]	1,308	1,076	22%
Net interest	1,991	1,774	12%
Other[2]	146	154	(5)%
Net revenues	8,234	7,270	13%
Provision for credit losses	(1)	11	N/M
Compensation and benefits	4,388	3,868	13%
Non-compensation expenses	1,348	1,331	1%
Total non-interest expenses	5,736	5,199	10%
Income before provision for income taxes	2,499	2,060	21%
Provision for income taxes	610	492	24%
Net income applicable to Morgan Stanley	$1,889	$1,568	20%

	Nine Months Ended September 30,		% Change
$ in millions	2025	2024
Revenues
Asset management	$13,596	$12,084	13%
Transactional[1]	3,445	2,891	19%
Net interest	5,803	5,428	7%
Other[2]	481	539	(11)%
Net revenues	23,325	20,942	11%
Provision for credit losses	71	25	184%
Compensation and benefits	12,534	11,257	11%
Non-compensation expenses	4,070	3,973	2%
Total non-interest expenses	16,604	15,230	9%
Income before provision for income taxes	6,650	5,687	17%
Provision for income taxes	1,529	1,313	16%
Net income applicable to Morgan Stanley	$5,121	$4,374	17%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues.
2.Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At September 30, 2025	At December 31, 2024
Total client assets[1]	$7,054	$6,194
U.S. Bank Subsidiary loans	$174	$160
Margin and other lending[2]	$28	$28
Deposits[3]	$398	$370
Annualized weighted average cost of deposits[4]
Period end	2.72%	2.73%
Period average for three months ended	2.88%	2.94%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net new assets	$81.0	$63.9	$234.0	$195.2
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
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products. Amounts include the effect of related hedging derivatives. The period end cost of deposits is based upon balances and rates as of September 30, 2025 and December 31, 2024. The period average is based on daily balances and rates for the period.
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
Advisor-Led Channel

$ in billions	At September 30, 2025	At December 31, 2024
Advisor-led client assets[1]	$5,414	$4,758
Fee-based client assets[2]	$2,653	$2,347
Fee-based client assets as a percentage of advisor-led client assets	49%	49%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fee-based asset flows[3]	$41.9	$35.7	$114.5	$87.9
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

September 2025 Form 10-Q	13

Management’s Discussion and Analysis
Self-Directed Channel

	At September 30, 2025	At December 31, 2024
Self-directed client assets[1] (in billions)	$1,639	$1,437
Self-directed households[2] (in millions)	8.4	8.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Daily average revenue trades (“DARTs”)[3] (in thousands)	1,012	815	999	812
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

	At September 30, 2025	At December 31, 2024
Stock plan unvested assets[2] (in billions)	$534	$475
Stock plan participants[3,4] (in millions)	6.6	6.6
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
4.The number of stock plan participants declined slightly in the third quarter of 2025, primarily as a result of the previously announced dispositions of the Firm’s EMEA stock plan business. The disposition is expected to complete in the fourth quarter of 2025.
Net Revenues
Asset Management
Asset management revenues of $4,789 million in the current quarter and $13,596 million in the current year period increased 12% and 13%, respectively, compared with the prior year periods, primarily reflecting higher fee-based assets due to higher market levels and the cumulative impact of positive fee-based flows.
See “Fee-Based Client Assets Rollforwards” herein.
Transactional Revenues
Transactional revenues of $1,308 million in the current quarter and $3,445 million in the current year period increased 22% and 19%, respectively, compared with the prior year periods, primarily driven by higher client activity across products and channels, and higher gains on DCP investments.
For further information on the impact of DCP, see “Selected Non-GAAP Financial Information” herein.
Net Interest
Net interest revenues of $1,991 million in the current quarter and $5,803 million in the current year period increased 12% and 7%, respectively, compared with the prior year periods, primarily due to changes in balance sheet mix and the cumulative impact of lending growth, partially offset by the net effect of lower interest rates.

The level and pace of interest rate changes and other macroeconomic factors have impacted client preferences, including cash allocation to higher-yielding products and client demand for loans. These factors, along with other developments, such as pricing changes to certain deposit types due to various competitive dynamics, have impacted our net interest income. To the extent they persist, or other factors arise, such as central bank actions, net interest income may be impacted in future periods.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments was a net release of $1 million in the current quarter, primarily related to improvements in the macroeconomic outlook, partially offset by portfolio growth in residential real estate loans. The Provision for credit losses on loans and lending commitments of $11 million in the prior year quarter was primarily related to certain specific commercial real estate loans, partially offset by improvements in the macroeconomic outlook.
The Provision for credit losses on loans and lending commitments of $71 million in the current year period was primarily related to certain specific loans in our tailored lending and residential real estate portfolios, as well as portfolio growth in residential real estate loans. In the prior year period, the Provision for credit losses on loans and lending commitments of $25 million was primarily related to certain specific commercial real estate and securities-based loans, and portfolio growth, partially offset by improvements in the macroeconomic outlook.
Non-Interest Expenses
Non-interest expenses of $5,736 million in the current quarter increased 10%, compared with the prior year quarter, primarily as a result of higher Compensation and benefits expenses.
•Compensation and benefits expenses increased, primarily as a result of an increase in the formulaic payout to Wealth Management advisors driven by higher compensable revenue and higher expenses related to DCP.
•Non-compensation expenses increased, primarily as a result of higher marketing and business development costs and increased technology spend, partially offset by lower amortization of intangible assets.
Non-interest expenses of $16,604 million in the current year period increased 9%, compared with the prior year period,

14	September 2025 Form 10-Q

Management’s Discussion and Analysis
primarily as a result of higher Compensation and benefits expenses.
•Compensation and benefits expenses increased, primarily as a result of an increase in the formulaic payout to Wealth Management advisors driven by higher compensable revenue and higher expenses related to DCP.
•Non-compensation expenses increased, primarily as a result of higher marketing and business development costs and increased technology spend, partially offset by lower amortization of intangible assets.
For further information on the impact of DCP, see “Selected Non-GAAP Financial Information” herein.

Fee-Based Client Assets Rollforwards

$ in billions	At June 30, 2025	Inflows[1]	Outflows[2]	Market Impact[3]	At Sept 30, 2025
Separately managed[4]	$728	$25	$(10)	$45	$788
Unified managed	680	39	(18)	31	732
Advisor	214	11	(12)	12	225
Portfolio manager	793	34	(27)	42	842
Subtotal	$2,415	$109	$(67)	$130	$2,587
Cash management	63	14	(11)	—	66
Total	$2,478	$123	$(78)	$130	$2,653

$ in billions	At June 30, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	At Sept 30, 2024
Separately managed[4]	$663	$21	$(8)	$7	$683
Unified managed	561	30	(16)	30	605
Advisor	199	10	(10)	10	209
Portfolio manager	704	33	(24)	32	745
Subtotal	$2,127	$94	$(58)	$79	$2,242
Cash management	61	11	(12)	—	60
Total	$2,188	$105	$(70)	$79	$2,302

$ in billions	At Dec 31, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	At Sept 30, 2025
Separately managed[4]	$719	$72	$(30)	$27	$788
Unified managed	613	104	(49)	64	732
Advisor	207	26	(29)	21	225
Portfolio manager	750	92	(72)	72	842
Subtotal	$2,289	$294	$(180)	$184	$2,587
Cash management	58	40	(32)	—	66
Total	$2,347	$334	$(212)	$184	$2,653

$ in billions	At Dec 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	At Sept 30, 2024
Separately managed[4]	$589	$55	$(32)	$71	$683
Unified managed	501	88	(41)	57	605
Advisor	188	23	(27)	25	209
Portfolio manager	645	88	(66)	78	745
Subtotal	$1,923	$254	$(166)	$231	$2,242
Cash management	60	46	(46)	—	60
Total	$1,983	$300	$(212)	$231	$2,302
1.Inflows include new accounts, account transfers, deposits, dividends and interest.
2.Outflows include closed or terminated accounts, account transfers, withdrawals and client fees.
3.Market impact includes realized and unrealized gains and losses on portfolio investments.
4.Includes non-custody account values based on asset values reported on a quarter lag by third-party custodians.
Average Fee Rates1

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2025	2024	2025	2024
Separately managed	12	12	12	12
Unified managed	90	91	90	91
Advisor	78	80	78	79
Portfolio manager	88	89	88	89
Subtotal	64	65	64	65
Cash management	6	7	6	6
Total	63	63	63	63
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
For a description of fee-based client assets in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2024 Form 10-K.

September 2025 Form 10-Q	15

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended September 30,		% Change
$ in millions	2025	2024
Revenues
Asset management and related fees	$1,534	$1,384	11%
Performance-based income and other[1]	117	71	65%
Net revenues	1,651	1,455	13%
Compensation and benefits	632	594	6%
Non-compensation expenses	655	601	9%
Total non-interest expenses	1,287	1,195	8%
Income before provision for income taxes	364	260	40%
Provision for income taxes	95	67	42%
Net income	269	193	39%
Net income (loss) applicable to noncontrolling interests	3	1	N/M
Net income applicable to Morgan Stanley	$266	$192	39%

	Nine Months Ended September 30,		% Change
$ in millions	2025	2024
Revenues
Asset management and related fees	$4,419	$4,072	9%
Performance-based income and other[1]	386	146	164%
Net revenues	4,805	4,218	14%
Compensation and benefits	1,913	1,727	11%
Non-compensation expenses	1,882	1,768	6%
Total non-interest expenses	3,795	3,495	9%
Income before provision for income taxes	1,010	723	40%
Provision for income taxes	233	172	35%
Net income	777	551	41%
Net income (loss) applicable to noncontrolling interests	4	2	N/M
Net income applicable to Morgan Stanley	$773	$549	41%
1.Includes Investments and Trading, Net interest, and Other revenues.
Net Revenues
Asset Management and Related Fees

Asset management and related fees of $1,534 million in the current quarter and $4,419 million in the current year period increased 11% and 9%, respectively, from the prior year periods, primarily driven by higher average AUM on higher market levels from the prior year periods.

Asset management revenues are influenced by the level, relative mix of AUM and related fee rates. While higher market levels drove increases in average AUM in the current quarter, there were continued net outflows in the Equity asset class, which may be influenced by the structure and performance of our investment strategies and products relative to their benchmarks, offset by higher net inflows in the Alternatives and Solutions and Fixed Income asset classes, reflecting client preferences. To the extent these conditions continue, we would expect our Asset management revenue to continue to be impacted.
See “Assets Under Management or Supervision” herein.
Performance-based Income and Other

Performance-based income and other revenues of $117 million in the current quarter increased from the prior year quarter, primarily due to higher accrued carried interest in certain private credit funds, partially offset by lower gains on DCP investments.

Performance-based income and other revenues of $386 million in the current year period increased from the prior year period, primarily due to higher accrued carried interest in infrastructure funds.
Non-Interest Expenses
Non-interest expenses of $1,287 million in the current quarter and $3,795 million in the current year period increased 8% and 9%, respectively, from the prior year periods, as a result of higher Compensation and benefits expenses and Non-compensation expenses.
•Compensation and benefits expenses increased in both the current quarter and current year period, primarily due to higher compensation associated with carried interest.
•Non-compensation expenses increased in the current quarter and current year period, primarily due to higher distribution expenses on higher AUM and increased technology and infrastructure spend.

16	September 2025 Form 10-Q

Management’s Discussion and Analysis
Assets Under Management or Supervision Rollforwards

$ in billions	At June 30, 2025	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At Sept 30, 2025
Equity	$327	$11	$(16)	$10	$(3)	$329
Fixed Income	212	21	(13)	3	1	224
Alternatives and Solutions	636	46	(29)	34	(4)	683
Long-Term AUM	$1,175	$78	$(58)	$47	$(6)	$1,236
Liquidity and Overlay Services	538	634	(606)	8	(3)	571
Total	$1,713	$712	$(664)	$55	$(9)	$1,807

$ in billions	At June 30, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At Sept 30, 2024
Equity	$301	$9	$(14)	$15	$5	$316
Fixed Income	176	17	(12)	6	1	188
Alternatives and Solutions	558	37	(28)	23	1	591
Long-Term AUM	$1,035	$63	$(54)	44	7	1,095
Liquidity and Overlay Services	483	570	(556)	9	(3)	503
Total	$1,518	$633	$(610)	$53	$4	$1,598

$ in billions	At Dec 31, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At Sept 30, 2025
Equity	$312	$33	$(45)	$27	$2	$329
Fixed Income	192	64	(43)	10	1	224
Alternatives and Solutions	593	121	(90)	61	(2)	683
Long-Term AUM	$1,097	$218	$(178)	$98	$1	$1,236
Liquidity and Overlay Services	569	1,963	(1,974)	21	(8)	571
Total	$1,666	$2,181	$(2,152)	$119	$(7)	$1,807

$ in billions	At Dec 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At Sept 30, 2024
Equity	$295	$29	$(48)	$41	$(1)	$316
Fixed Income	171	48	(37)	8	(2)	188
Alternatives and Solutions	508	105	(78)	59	(3)	591
Long-Term AUM	$974	$182	$(163)	$108	$(6)	$1,095
Liquidity and Overlay Services	485	1,659	(1,648)	20	(13)	503
Total	$1,459	$1,841	$(1,811)	$128	$(19)	$1,598
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
Average AUM

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2025	2024	2025	2024
Equity	$327	$307	$318	$302
Fixed income	217	182	206	176
Alternatives and Solutions	656	574	623	547
Long-term AUM subtotal	1,200	1,063	1,147	1,025
Liquidity and Overlay Services	558	492	557	485
Total	$1,758	$1,555	$1,704	$1,510
Average Fee Rates1

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2025	2024	2025	2024
Equity	70	70	70	70
Fixed income	36	37	36	36
Alternatives and Solutions	27	28	27	29
Long-term AUM	40	41	41	42
Liquidity and Overlay Services	12	12	13	12
Total	31	32	31	33
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

September 2025 Form 10-Q	17

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
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At September 30, 2025	At December 31, 2024
Investment securities
Available-for-sale at fair value	$87.4	$76.5
Held-to-maturity	45.2	47.8
Total Investment securities	$132.6	$124.3
Wealth Management loans[2]
Residential real estate	$70.8	$66.6
Securities-based lending and Other[3]	103.1	92.9
Total Wealth Management loans	$173.9	$159.5
Institutional Securities loans[2]
Corporate	$7.5	$7.1
Secured lending facilities	65.2	50.2
Commercial and Residential real estate	11.4	10.5
Securities-based lending and Other	5.3	5.6
Total Institutional Securities loans	$89.4	$73.4
Total assets	$471.7	$434.8
Deposits[4]	$397.9	$369.7
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

We are currently evaluating the following accounting updates:
•Derivatives Scope Refinements and Share-Based Consideration from a Customer. This update introduces targeted refinements to the derivatives and revenue recognition accounting guidance. It expands an existing scope exception for derivative accounting to exclude certain non-exchange-traded contracts. The update also clarifies that share-based payments from a customer are treated as noncash consideration under the revenue recognition standard until the related performance obligations are fulfilled and the right to the consideration is unconditional. The update is effective beginning January 1, 2027, with early adoption permitted. Transition may be applied prospectively, or under a modified retrospective approach.

•Intangibles—Goodwill and Other—Internal - Use Software. This update introduces targeted improvements to the recognition and capitalization guidance for internal-use software costs. The update eliminates the prior “project stage” framework and instead requires capitalization of software development costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform its intended function. In assessing the probability threshold, entities are required to evaluate whether significant development uncertainty exists, including whether the software contains novel or unproven functionality or whether significant performance requirements have not been identified or continue to be substantially revised. The update is effective beginning January 1, 2028, with early adoption permitted. Transition may be applied prospectively, retrospectively, or under a modified approach.

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

18	September 2025 Form 10-Q

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
Total Assets by Business Segment

	At September 30, 2025
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$79,961	$23,735	$38	$103,734
Trading assets at fair value	406,007	12,575	5,241	423,823
Investment securities	34,252	129,280	—	163,532
Securities purchased under agreements to resell	94,155	17,579	—	111,734
Securities borrowed	128,275	838	—	129,113
Customer and other receivables	74,772	36,916	1,569	113,257
Loans[1]	93,394	173,902	4	267,300
Goodwill	437	10,199	6,089	16,725
Intangible assets	23	2,664	3,410	6,097
Other assets[2]	16,855	11,304	1,332	29,491
Total assets	$928,131	$418,992	$17,683	$1,364,806

	At December 31, 2024
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$74,079	$31,072	$235	$105,386
Trading assets at fair value	320,003	6,915	4,966	331,884
Investment securities	38,096	121,583	—	159,679
Securities purchased under agreements to resell	100,404	18,161	—	118,565
Securities borrowed	121,901	1,958	—	123,859
Customer and other receivables	47,321	37,196	1,641	86,158
Loans[1]	78,607	159,542	4	238,153
Goodwill	435	10,190	6,081	16,706
Intangible assets	27	2,939	3,487	6,453
Other assets[2]	15,735	11,292	1,201	28,228
Total assets	$796,608	$400,848	$17,615	$1,215,071
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
At September 30, 2025 and December 31, 2024, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
The amount of Liquidity Resources we hold is based on our risk appetite and is calibrated to meet various internal and

September 2025 Form 10-Q	19

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
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2025	June 30, 2025
Cash deposits with central banks	$56,629	$56,914
Unencumbered HQLA Securities[1]:
U.S. government obligations	189,861	184,877
U.S. agency and agency mortgage-backed securities	82,958	85,482
Non-U.S. sovereign obligations[2]	30,629	28,291
Other investment grade securities	321	325
Total HQLA[1]	$360,398	$355,889
Cash deposits with banks (non-HQLA)	7,692	7,500
Total Liquidity Resources	$368,090	$363,389
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered French, U.K., Japanese, Italian, German, and Spanish government obligations.
Liquidity Resources by Non-Bank and Bank Legal Entities

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2025	June 30, 2025
Non-Bank legal entities
U.S.:
Parent Company	$90,626	$94,757
Non-Parent Company	55,786	55,332
Total U.S.	146,412	150,089
Non-U.S.	70,173	66,830
Total Non-Bank legal entities	216,585	216,919
Bank legal entities
U.S.	145,349	140,280
Non-U.S.	6,156	6,190
Total Bank legal entities	151,505	146,470
Total Liquidity Resources	$368,090	$363,389
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
As of September 30, 2025, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2025	June 30, 2025
Eligible HQLA
Cash deposits with central banks	$51,867	$52,122
Securities[1]	234,905	241,114
Total Eligible HQLA	$286,772	$293,236
Net cash outflows	$222,223	$218,347
LCR	129%	134%
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

20	September 2025 Form 10-Q

Management’s Discussion and Analysis
Collateralized Financing Transactions

$ in millions	At September 30, 2025	At December 31, 2024
Securities purchased under agreements to resell and Securities borrowed	$240,847	$242,424
Securities sold under agreements to repurchase and Securities loaned	$77,448	$65,293
Securities received as collateral[1]	$2,612	$9,625
1.Included within Trading assets in the balance sheet.

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2025	December 31, 2024
Securities purchased under agreements to resell and Securities borrowed	$252,101	$250,354
Securities sold under agreements to repurchase and Securities loaned	$86,354	$74,949
See “Total Assets by Business Segment” herein for additional information on the assets shown in the previous table and Note 2 to the financial statements in the 2024 Form 10-K and Note 8 to the financial statements for additional information on collateralized financing transactions.
In addition to the collateralized financing transactions shown in the previous table, we engage in financing transactions collateralized by customer-owned securities, which are held in accordance with regulatory requirements. Receivables under these financing transactions, primarily margin loans, are included in Customer and other receivables in the balance sheet, and payables under these financing transactions, primarily to prime brokerage customers, are included in Customer and other payables in the balance sheet. Our risk exposure on these transactions is mitigated by collateral maintenance policies and the elements of our Liquidity Risk Management Framework.
Unsecured Financing
For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in the 2024 Form 10-K.
Deposits

$ in millions	At September 30, 2025	At December 31, 2024
Savings and demand deposits:
Brokerage sweep deposits[1]	$139,122	$142,550
Savings and other	167,986	157,348
Total Savings and demand deposits	307,108	299,898
Time deposits[2]	98,372	76,109
Total[3]	$405,480	$376,007
1.Amounts represent balances swept from client brokerage accounts.
2.Our Time deposits are predominantly brokered certificates of deposit.
3.Our deposits are primarily held in U.S. offices.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics relative to other sources of funding. Each category of deposits presented above has a different cost profile and clients may respond differently to changes in interest rates and other macroeconomic conditions. Total deposits in the current year period increased primarily due to increases in Time and Savings deposits.
Borrowings by Maturity at September 30, 20251

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$7,551	$7,551
Original maturities greater than one year
2025	$2,412	$3,448	$5,860
2026	16,454	14,828	31,282
2027	21,977	16,000	37,977
2028	16,048	23,184	39,232
2029	19,636	13,420	33,056
Thereafter	118,511	58,210	176,721
Total greater than one year	$195,038	$129,090	$324,128
Total	$195,038	$136,641	$331,679
Maturities over next 12 months[2]			$25,439
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $332 billion as of September 30, 2025 increased compared with $289 billion at December 31, 2024, primarily due to non-bank issuances net of maturities and redemptions.
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

September 2025 Form 10-Q	21

Management’s Discussion and Analysis
See also “Risk Factors—Liquidity Risk” in the 2024 Form 10-K.
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at October 31, 2025

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
contract our capital base to address the changing needs of our businesses.
Common Stock Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except for per share data	2025	2024	2025	2024
Number of shares	7	8	23	27
Average price per share	$145.77	$99.94	$131.26	$93.14
Total	$1,085	$750	$3,085	$2,500
For additional information on our common stock repurchases, see Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	October 15, 2025
Amount per share	$1.00
Date to be paid	November 14, 2025
Shareholders of record as of	October 31, 2025
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
Regulatory Requirements
Regulatory Capital Framework
We are a financial holding company (“FHC”) under the Bank Holding Company Act of 1956, as amended and are subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve establishes capital requirements for us, including

22	September 2025 Form 10-Q

Management’s Discussion and Analysis
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
Risk-Based Regulatory Capital Ratio Requirements

	At September 30, 2025 and December 31, 2024
	Standardized	Advanced
Capital buffers
Capital conservation buffer	—%	2.5%
SCB[1]	6.0%	N/A
G-SIB capital surcharge[2]	3.0%	3.0%
CCyB[3]	—%	—%
Capital buffer requirement	9.0%	5.5%
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

	Regulatory Minimum	At September 30, 2025 and December 31, 2024
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	13.5%	10.0%
Tier 1 capital ratio	6.0%	15.0%	11.5%
Total capital ratio	8.0%	17.0%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At September 30, 2025 and December 31, 2024, the differences between the actual and required ratios were lower under the Standardized Approach.
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

September 2025 Form 10-Q	23

Management’s Discussion and Analysis
Regulatory Capital Ratios
Risk-based capital

	Standardized		Advanced
$ in millions	At Sept 30, 2025	At Dec 31, 2024	At Sept 30, 2025	At Dec 31, 2024
Risk-based capital
CET1 capital	$81,303	$75,095	$81,303	$75,095
Tier 1 capital	91,036	84,790	91,036	84,790
Total capital	101,733	95,567	100,929	94,846
Total RWA	539,296	471,834	518,012	477,331
Risk-based capital ratios
CET1 capital	15.1%	15.9%	15.7%	15.7%
Tier 1 capital	16.9%	18.0%	17.6%	17.8%
Total capital	18.9%	20.3%	19.5%	19.9%
Required ratios[1]
CET1 capital	13.5%	13.5%	10.0%	10.0%
Tier 1 capital	15.0%	15.0%	11.5%	11.5%
Total capital	17.0%	17.0%	13.5%	13.5%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At September 30, 2025	At December 31, 2024
Leveraged-based capital
Adjusted average assets[1]	$1,340,745	$1,223,779
Supplementary leverage exposure[2]	1,659,985	1,517,687
Leveraged-based capital ratios
Tier 1 leverage	6.8%	6.9%
SLR	5.5%	5.6%
Required ratios[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
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
3.Required ratios are inclusive of any buffers applicable as of the date presented.

Regulatory Capital

$ in millions	At September 30, 2025	At December 31, 2024	Change
CET1 capital
Common shareholders' equity	$100,212	$94,761	$5,451
Regulatory adjustments and deductions:
Net goodwill	(16,382)	(16,354)	(28)
Net intangible assets	(4,731)	(5,003)	272
Impact of CECL transition	—	62	(62)
Other adjustments and deductions[1]	2,204	1,629	575
Total CET1 capital	$81,303	$75,095	$6,208
Additional Tier 1 capital
Preferred stock	$9,750	$9,750	$—
Noncontrolling interests	925	807	118
Additional Tier 1 capital	$10,675	$10,557	$118
Deduction for investments in covered funds	(942)	(862)	(80)
Total Tier 1 capital	$91,036	$84,790	$6,246
Standardized Tier 2 capital
Subordinated debt	$8,372	$8,851	$(479)
Eligible ACL	2,455	2,065	390
Other adjustments and deductions	(130)	(139)	9
Total Standardized Tier 2 capital	$10,697	$10,777	$(80)
Total Standardized capital	$101,733	$95,567	$6,166
Advanced Tier 2 capital
Subordinated debt	$8,372	$8,851	$(479)
Eligible credit reserves	1,651	1,344	307
Other adjustments and deductions	(130)	(139)	9
Total Advanced Tier 2 capital	$9,893	$10,056	$(163)
Total Advanced capital	$100,929	$94,846	$6,083
1.Other adjustments and deductions used in the calculation of CET1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

24	September 2025 Form 10-Q

Management’s Discussion and Analysis
RWA Rollforward

	Nine Months Ended September 30, 2025
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2024	$417,982	$316,429
Change related to the following items:
Derivatives	23,847	12,678
Securities financing transactions	10,007	1,289
Investment securities	(597)	(19)
Commitments, guarantees and loans	15,676	9,861
Equity investments	4,073	4,576
Other credit risk	8,300	7,328
Total change in credit risk RWA	$61,306	$35,713
Balance at September 30, 2025	$479,288	$352,142
Market risk RWA
Balance at December 31, 2024	$53,852	$54,322
Change related to the following items:
Regulatory VaR	2,900	2,900
Regulatory stressed VaR	2,660	2,660
Incremental risk charge	(2,076)	(2,076)
Comprehensive risk measure	(644)	(954)
Specific risk	3,316	3,316
Total change in market risk RWA	$6,156	$5,846
Balance at September 30, 2025	$60,008	$60,168
Operational risk RWA
Balance at December 31, 2024	N/A	$106,580
Change in operational risk RWA	N/A	(878)
Balance at September 30, 2025	N/A	$105,702
Total RWA	$539,296	$518,012
Regulatory VaR—VaR for regulatory capital requirements

In the current year period, Credit risk RWA increased under both the Standardized and Advanced Approaches. Under the Standardized Approach, the increase was primarily due to higher Derivatives exposures, particularly in foreign exchange, growth in lending within the Institutional Securities business segment, Securities financing transactions, Other credit risk driven by higher warehouse loan securitizations, cash and deferred tax assets, and growth in Equity investments. Under the Advanced Approach, the increase was primarily due to higher Derivatives exposures, particularly in foreign exchange, growth in lending within the Institutional Securities business segment, Other credit risk driven by higher warehouse loan securitizations, cash and deferred tax assets, and growth in Equity investments.

Market risk RWA increased in the current year period under both the Standardized and Advanced Approaches, primarily driven by higher Specific Risk due to Non-Securitization standardized charges, Regulatory VaR and Regulatory Stressed VaR, partially offset by lower incremental risk charges driven by decreased exposures to non-investment grade issuances.

The decrease in Operational risk RWA in the current year period is primarily related to lower execution-related losses, partially offset by an increase in litigation-related incidents.
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
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At September 30, 2025	At December 31, 2024
External TLAC[2]			$275,931	$266,146
External TLAC as a % of RWA	18.0%	21.5%	51.2%	55.8%
External TLAC as a % of leverage exposure	7.5%	9.5%	16.6%	17.5%
Eligible LTD[3]			$172,554	$169,690
Eligible LTD as a % of RWA	9.0%	9.0%	32.0%	35.5%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	10.4%	11.2%
1.Required ratios are inclusive of applicable buffers.
2.External TLAC consists of CET1 capital and Additional Tier 1 capital (each excluding any noncontrolling minority interests), as well as eligible LTD.
3.Consists of TLAC-eligible LTD reduced by 50% for amounts of unpaid principal due to be paid in more than one year but less than two years from each respective balance sheet date.
We are in compliance with all TLAC requirements as of September 30, 2025 and December 31, 2024.
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
We must submit, on at least an annual basis, a capital plan to the Federal Reserve, taking into account the results of separate annual stress tests designed by us and the Federal Reserve, so that the Federal Reserve may assess our systems and processes that incorporate forward-looking projections of revenues and losses to monitor and maintain our internal capital adequacy. As insured depository institutions (“IDIs”) with less than $250 billion of average total assets over the four most recent consecutive quarters, our U.S. Bank Subsidiaries are not subject to company-run stress test regulatory requirements.

September 2025 Form 10-Q	25

Management’s Discussion and Analysis
As part of its annual capital supervisory stress testing process, the Federal Reserve determines an SCB for each large BHC, including us.
Our SCB remained at 6.0% through September 30, 2025. Together with other features of the regulatory capital framework, this SCB resulted in an aggregate Standardized Approach CET1 required ratio of 13.5%.
For the 2025 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 7, 2025. On September 30, 2025, the Federal Reserve announced that it had reduced Morgan Stanley’s SCB from 5.1% to 4.3%, effective on October 1, 2025 in response to the Firm seeking reconsideration of its preliminary SCB announced in June 2025. Together with other features of the regulatory capital framework, this SCB results in an aggregate Standardized Approach CET1 ratio of 11.8%. Generally, our SCB is determined annually based on the results of the supervisory stress test.
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
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2025	2024	2025	2024
Institutional Securities	$48.4	$45.0	$48.4	$45.0
Wealth Management	29.4	29.1	29.4	29.1
Investment Management	10.6	10.8	10.6	10.8
Parent Company	10.3	7.8	8.7	6.1
Total	$98.7	$92.7	$97.1	$91.0
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

26	September 2025 Form 10-Q

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
Proposed Changes to the Enhanced Supplementary Leverage Ratio
On June 25, 2025, the U.S. banking agencies released a proposal to modify eSLR requirements applicable to U.S. G-SIBs and their U.S. IDI subsidiaries. If adopted, the proposal would modify the eSLR buffer applicable to U.S. G-SIBs to equal 50 percent of each BHC’s Method 1 G-SIB capital surcharge, applied above the 3.0% minimum SLR requirement, and would modify eSLR standards for U.S. G-SIBs’ IDI subsidiaries to have the same form and calibration as the BHC-level standard. As a result, under the proposal, the Firm and its U.S. Bank Subsidiaries would each have been subject to a 3.5% SLR requirement (inclusive of a 0.5% eSLR buffer) as of June 30, 2025, as compared with current standards, which impose a 5.0% SLR requirement on the Firm (inclusive of a 2.0% eSLR buffer) and require the U.S. Bank Subsidiaries to meet a 6.0% SLR requirement above the minimum 3.0% SLR requirement to be deemed “well capitalized.” The Federal Reserve has also proposed conforming modifications to the SLR component of TLAC and LTD requirements, which currently incorporate the U.S. G-SIB 2.0% eSLR buffer. For more information on the leverage-based regulatory capital standards, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements” in the 2024 Form 10-K.
Supervisory Stress Testing Proposals

On October 24, 2025, the Federal Reserve proposed revisions to its supervisory stress testing framework through two related proposals. The first proposal would modify the timeline and operation of the annual supervisory stress test, including through revisions to the Federal Reserve’s supervisory stress testing policy statements, and solicits comment on the Federal Reserve’s supervisory stress testing models. The second proposal solicits comment on the Federal Reserve’s proposed scenarios for the 2026 supervisory stress test. We continue to monitor developments related to these proposals.

September 2025 Form 10-Q	27

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
95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	September 30, 2025
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$26	$32	$43	$26
Equity price	39	38	44	33
Foreign exchange rate	15	12	17	9
Commodity price	14	17	21	11
Less: Diversification benefit[2]	(37)	(44)	N/A	N/A
Primary Risk Categories	$57	$55	$61	$49
Credit portfolio	18	19	21	18
Less: Diversification benefit[2]	(20)	(15)	N/A	N/A
Total Management VaR	$55	$59	$64	$53

	Three Months Ended
	June 30, 2025
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$31	$30	$42	$20
Equity price	33	27	43	17
Foreign exchange rate	11	14	22	8
Commodity price	16	16	26	12
Less: Diversification benefit[2]	(37)	(40)	N/A	N/A
Primary Risk Categories	$54	$47	$63	$34
Credit portfolio	19	18	19	17
Less: Diversification benefit[2]	(18)	(15)	N/A	N/A
Total Management VaR	$55	$50	$63	$38
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

Average Total Management VaR and average Management VaR for the Primary Risk Categories increased from the three months ended June 30, 2025 primarily driven by increased exposures in the equity price category.
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

28	September 2025 Form 10-Q

Risk Disclosures
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)

Number of Days
9
34
23
$50 to $55
$55 to $60
$60 to $65

Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
3
25
22
10
4
2
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
Credit Spread Risk Sensitivity1

$ in millions	At September 30, 2025	At June 30, 2025
Derivatives	$6	$6
Borrowings carried at fair value	58	55
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
Wealth Management Net Interest Income Sensitivity Analysis

$ in millions	At September 30, 2025	At June 30, 2025
Basis point change
+200	$364	$438
+100	188	222
-100	(228)	(251)
-200	(517)	(567)
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
Our Wealth Management business segment balance sheet is asset sensitive, given assets reprice faster than liabilities,

September 2025 Form 10-Q	29

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

Net interest income sensitivity to interest rates at September 30, 2025 decreased from June 30, 2025, primarily driven by the effects of changes in the balance sheet mix.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At September 30, 2025	At June 30, 2025
Investments related to Investment Management activities	$579	$572
Other investments:
MUMSS	136	136
Other Firm investments	491	483
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
Loans and Lending Commitments

	At September 30, 2025
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$7,839	$8,270	$—	$16,109
Secured lending facilities	63,610	2,707	—	66,317
Commercial and Residential real estate	7,853	421	4,297	12,571
Securities-based lending and Other	3,486	30	5,665	9,181
Total Institutional Securities	82,788	11,428	9,962	104,178
Wealth Management:
Residential real estate	70,910	5	—	70,915
Securities-based lending and Other	103,378	—	—	103,378
Total Wealth Management	174,288	5	—	174,293
Total Investment Management[2]	4	—	45	49
Total loans	257,080	11,433	10,007	278,520
ACL	(1,213)			(1,213)
Total loans, net of ACL	$255,867	$11,433	$10,007	$277,307
Lending commitments[3]	$159,769	$40,831	$1,541	$202,141
Total exposure	$415,636	$52,264	$11,548	$479,448

	At December 31, 2024
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$6,889	$9,183	$—	$16,072
Secured lending facilities	48,842	2,507	—	51,349
Commercial and Residential real estate	8,412	628	2,420	11,460
Securities-based lending and Other	2,876	—	6,041	8,917
Total Institutional Securities	67,019	12,318	8,461	87,798
Wealth Management:
Residential real estate	66,738	—	—	66,738
Securities-based lending and Other	93,139	1	—	93,140
Total Wealth Management	159,877	1	—	159,878
Total Investment Management[2]	4	—	200	204
Total loans	226,900	12,319	8,661	247,880
ACL	(1,066)			(1,066)
Total loans, net of ACL	$225,834	$12,319	$8,661	$246,814
Lending commitments[3]	$148,818	$26,955	$758	$176,531
Total exposure	$374,652	$39,274	$9,419	$423,345
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

30	September 2025 Form 10-Q

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
Total loans and lending commitments increased by approximately $56 billion since December 31, 2024, primarily due to an increase in secured lending facilities and event-driven corporate lending commitments within the Institutional Securities business segment and growth in securities-based loans within the Wealth Management business segment.
See Notes 4, 5, 9 and 13 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
ACL—Loans
Beginning balance	$1,271	$1,066
Gross charge-offs	(64)	(126)
Recoveries	1	21
Net (charge-offs)/recoveries	(63)	(105)
Provision for credit losses	6	225
Other	(1)	27
Ending balance	$1,213	$1,213
ACL—Lending commitments
Beginning balance	$790	$656
Provision for credit losses	(6)	106
Other	—	22
Ending balance	$784	$784
Total ending balance	$1,997	$1,997
Provision for Credit Losses by Business Segment

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
$ in millions	IS	WM	Total	IS	WM	Total
Loans	$5	$1	$6	$154	$71	$225
Lending commitments	(4)	(2)	(6)	106	—	106
Total	$1	$(1)	$—	$260	$71	$331
Credit exposure arising from our loans and lending commitments is measured in accordance with our internal risk management standards. Risk factors considered in determining the allowance for credit losses for loans and lending commitments include the borrower’s financial condition, industry, facility structure, LTV ratio, debt service ratio, collateral and covenants. Qualitative and environmental factors such as economic and business conditions, nature and volume of the portfolio and lending terms, and volume and severity of past due loans may also be considered.
The allowance for credit losses for loans and lending commitments increased since December 31, 2024, primarily related to portfolio growth in corporate loans and secured lending facilities and provisions for certain specific commercial real estate loans. Charge-offs in the current year period were primarily related to commercial real estate lending.
The base scenario used in our ACL models as of September 30, 2025 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes modest economic growth in 2025, followed by a gradual improvement in 2026, as well as lower interest rates relative to the prior quarter forecast. Our ACL models incorporate key macroeconomic variables, including U.S. real GDP growth rate. The significance of key macroeconomic variables on our ACL models varies depending on portfolio composition and economic conditions.
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2025	4Q 2026
Year-over-year growth rate	1.2%	1.7%
Other key macroeconomic variables used in our ACL models include corporate credit spreads, interest rates and commercial real estate indices. See Note 2 to the financial statements in the 2024 Form 10-K for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At September 30, 2025		At December 31, 2024
	IS	WM	IS	WM
Accrual	99.0%	99.7%	99.2%	99.7%
Nonaccrual[1]	1.0%	0.3%	0.8%	0.3%
1.Nonaccrual loans are loans where principal or interest is not expected when contractually due or are past due 90 days or more unless the obligation is well-secured and is in the process of collection.

September 2025 Form 10-Q	31

Risk Disclosures
Net Charge-off Ratios for Loans Held for Investment

	Three Months Ended September 30,
	2025		2024
$ in millions	Net Charge-off Ratio[1]	Average Loans	Net Charge-off Ratio[1]	Average Loans
Corporate	0.12%	$8,055	0.58%	$6,706
Secured Lending Facilities	—%	60,956	—%	45,136
Commercial Real Estate	0.45%	8,023	0.71%	8,749
Residential Real Estate	—%	69,973	—%	64,029
SBL and Other	0.02%	105,214	—%	91,366
Total	0.02%	$252,221	0.05%	$215,986

	Nine Months Ended September 30,
	2025		2024
$ in millions	Net Charge-off Ratio[1]	Average Loans	Net Charge-off Ratio[1]	Average Loans
Corporate	0.13%	$7,763	0.56%	$6,946
Secured Lending Facilities	—%	55,365	0.03%	42,003
Commercial Real Estate	0.93%	8,368	1.14%	8,682
Residential Real Estate	—%	68,457	—%	62,326
SBL and Other	0.02%	101,422	—%	90,106
Total	0.04%	$241,375	0.07%	$210,063
SBL—Securities-based lending
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.
Institutional Securities Loans and Lending Commitments1

	At September 30, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$—	$67	$18	$—	$85
A	1,106	1,106	167	—	2,379
BBB	3,858	16,539	782	182	21,361
BB	11,599	35,609	3,230	424	50,862
Other NIG	6,070	12,820	4,206	164	23,260
Unrated[2]	204	1,288	861	3,056	5,409
Total loans, net of ACL	22,837	67,429	9,264	3,826	103,356
Lending commitments
AAA	—	75	—	—	75
AA	2,428	4,122	275	—	6,825
A	4,979	28,890	578	—	34,447
BBB	11,498	62,107	1,392	133	75,130
BB	3,179	27,272	10,028	1,253	41,732
Other NIG	1,463	20,568	3,099	3	25,133
Unrated[2]	15	338	—	—	353
Total lending commitments	23,562	143,372	15,372	1,389	183,695
Total exposure	$46,399	$210,801	$24,636	$5,215	$287,051

	At December 31, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$3	$575	$187	$—	$765
A	894	588	164	—	1,646
BBB	5,165	13,185	91	124	18,565
BB	11,235	24,467	2,592	358	38,652
Other NIG	8,520	12,776	1,673	145	23,114
Unrated[2]	227	1,176	420	2,503	4,326
Total loans, net of ACL	26,044	52,767	5,127	3,130	87,068
Lending commitments
AAA	—	75	—	—	75
AA	2,560	4,285	88	—	6,933
A	8,226	21,372	1,091	—	30,689
BBB	10,135	54,752	1,507	146	66,540
BB	3,174	23,239	3,062	941	30,416
Other NIG	1,074	17,436	3,956	2	22,468
Unrated[2]	14	93	33	—	140
Total lending commitments	25,183	121,252	9,737	1,089	157,261
Total exposure	$51,227	$174,019	$14,864	$4,219	$244,329
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At September 30, 2025	At December 31, 2024
Industry
Financials	$79,953	$68,512
Real estate	48,871	40,041
Healthcare	20,964	15,455
Communications Services	19,947	20,425
Industrials	19,737	20,024
Information Technology	18,263	15,666
Consumer discretionary	15,804	14,699
Consumer staples	15,704	12,098
Utilities	13,177	11,755
Energy	12,554	9,036
Materials	8,057	7,378
Insurance	7,253	6,812
Other	6,767	2,428
Total exposure	$287,051	$244,329
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial and Residential real estate, and Securities-based lending and Other. As of September 30, 2025 and December 31, 2024, over 90% of our Institutional Securities total exposure, which consisted of loans and lending commitments, was investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2024 Form 10-K.

32	September 2025 Form 10-Q

Risk Disclosures
Institutional Securities Event-Driven Loans and Lending Commitments

	At September 30, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$741	$997	$2,983	$4,721
Lending commitments	3,660	11,430	8,103	23,193
Total exposure	$4,401	$12,427	$11,086	$27,914

	At December 31, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	Total
Loans, net of ACL	$2,253	$2,839	$733	$5,825
Lending commitments	5,153	2,152	2,918	10,223
Total exposure	$7,406	$4,991	$3,651	$16,048
Event-driven loans and lending commitments are associated with certain underwritings and/or syndications to finance a specific transaction, such as a merger, acquisition, recapitalization or project finance activity. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.
Institutional Securities Loans and Lending Commitments Held for Investment

	At September 30, 2025
$ in millions	Loans	Lending Commitments	Total
Corporate	$7,839	$113,792	$121,631
Secured lending facilities	63,610	25,767	89,377
Commercial real estate	7,853	471	8,324
Securities-based lending and Other	3,486	1,293	4,779
Total, before ACL	$82,788	$141,323	$224,111
ACL	$(822)	$(769)	$(1,591)

	At December 31, 2024
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,889	$105,824	$112,713
Secured lending facilities	48,842	20,971	69,813
Commercial real estate	8,412	1,249	9,661
Securities-based lending and Other	2,876	1,504	4,380
Total, before ACL	$67,019	$129,548	$196,567
ACL	$(730)	$(640)	$(1,370)
Institutional Securities Commercial Real Estate Loans and Lending Commitments
By Region

	At September 30, 2025			At December 31, 2024
$ in millions	Loans[1]	LC1	Total Exposure	Loans[1]	LC1	Total Exposure
Americas	$5,391	$822	$6,213	$5,066	$820	$5,886
EMEA	3,697	221	3,918	3,806	522	4,328
Asia	550	83	633	467	13	480
Total	$9,638	$1,126	$10,764	$9,339	$1,355	$10,694
By Property Type

	At September 30, 2025			At December 31, 2024
$ in millions	Loans[1]	LC1	Total Exposure	Loans[1]	LC1	Total Exposure
Industrial	$3,088	$214	$3,302	$2,610	$125	$2,735
Office	2,624	169	2,793	2,846	109	2,955
Multifamily	1,927	660	2,587	2,042	80	2,122
Retail	1,035	6	1,041	1,105	971	2,076
Hotel	871	62	933	736	70	806
Other	93	15	108	—	—	—
Total	$9,638	$1,126	$10,764	$9,339	$1,355	$10,694
LC–Lending Commitments
1. Amounts include HFI, HFS and FVO loans and lending commitments. HFI loans are presented net of ACL.
As of September 30, 2025 and December 31, 2024, our lending against commercial real estate (“CRE”) properties within the Institutional Securities business segment totaled $10.8 billion and $10.7 billion, respectively. This represents 3.7% and 4.4%, respectively, of total exposure reflected in the Institutional Securities Loans and Lending Commitments table above. Those CRE loans are originated for experienced sponsors and are generally secured by specific institutional CRE properties. In many cases, loans are subsequently syndicated or securitized on a full or partial basis, reducing our ongoing exposure.
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

While we continue to actively monitor all our loan portfolios, the commercial real estate sector remains under heightened focus given its sensitivity to economic and secular factors.

September 2025 Form 10-Q	33

Risk Disclosures
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

	Nine Months Ended September 30, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	SBL and Other	Total
ACL—Loans
Beginning balance	$200	$140	$373	$17	$730
Gross charge-offs	(10)	—	(99)	—	(109)
Recoveries	—	—	21	—	21
Net (charge-offs)/ recoveries	(10)	—	(78)	—	(88)
Provision (release)	41	55	55	3	154
Other	8	5	14	(1)	26
Ending balance	$239	$200	$364	$19	$822
ACL—Lending commitments
Beginning balance	$507	$88	$40	$5	$640
Provision (release)	93	39	(25)	(1)	106
Other	17	4	—	2	23
Ending balance	$617	$131	$15	$6	$769
Total ending balance	$856	$331	$379	$25	$1,591
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At September 30, 2025	At December 31, 2024
Corporate	3.0%	2.9%
Secured lending facilities	0.3%	0.3%
Commercial real estate	4.6%	4.4%
Securities-based lending and Other	0.5%	0.6%
Total Institutional Securities loans	1.0%	1.1%
Wealth Management Loans and Lending Commitments

	At September 30, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$90,947	$11,263	$754	$144	$103,108
Residential real estate	1	115	1,014	69,664	70,794
Total loans, net of ACL	$90,948	$11,378	$1,768	$69,808	$173,902
Lending commitments	14,865	3,099	53	429	18,446
Total exposure	$105,813	$14,477	$1,821	$70,237	$192,348

	At December 31, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$82,788	$8,944	$1,024	$145	$92,901
Residential real estate	1	111	1,106	65,423	66,641
Total loans, net of ACL	$82,789	$9,055	$2,130	$65,568	$159,542
Lending commitments	16,318	2,523	43	386	19,270
Total exposure	$99,107	$11,578	$2,173	$65,954	$178,812
The principal Wealth Management business segment lending activities include Securities-based lending and Residential real estate loans.
For more information about our Securities-based lending and Residential real estate loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2024 Form 10-K.
Wealth Management Commercial Real Estate Loans and Lending Commitments by Property Type

	At September 30, 2025			At December 31, 2024
$ in millions	Loans[1]	LC1	Total exposure	Loans[1]	LC1	Total exposure
Retail	$2,362	$—	$2,362	$2,293	$—	$2,293
Office	2,135	1	2,136	1,951	11	1,962
Multifamily	1,804	222	2,026	1,928	261	2,189
Industrial	441	—	441	456	—	456
Hotel	440	—	440	442	—	442
Other	384	—	384	309	—	309
Total	$7,566	$223	$7,789	$7,379	$272	$7,651
LC–Lending Commitments
1.Amounts include HFI loans and lending commitments. HFI loans are presented net of ACL.
As of September 30, 2025 and December 31, 2024, our direct lending against CRE properties totaled $7.8 billion and $7.7 billion, respectively, within the Wealth Management business segment. This represents 4.0% and 4.3%, respectively, of total exposure reflected in the Wealth Management Loans and Lending Commitments table above, primarily included within Securities-based lending and Other loans. Such loans are originated through our private banking platform, are both secured and generally benefiting from full or partial guarantees from high or ultra-high net worth clients, which partially reduce associated credit risk. At both September 30, 2025 and December 31, 2024, greater than 95% of the CRE loans balance in the Wealth Management business segment received guarantees. All of our lending against CRE properties within Wealth Management are in the Americas region.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

	Nine Months Ended September 30, 2025
$ in millions	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$97	$239	$336
Gross charge-offs	—	(17)	(17)
Provision (release)	26	45	71
Other	(1)	2	1
Ending balance	$122	$269	$391
ACL—Lending commitments
Beginning balance	$4	$12	$16
Other	1	(2)	(1)
Ending balance	$5	$10	$15
Total ending balance	$127	$279	$406
As of September 30, 2025 and December 31, 2024, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.

34	September 2025 Form 10-Q

Risk Disclosures
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At September 30, 2025	At December 31, 2024
Institutional Securities	$41,717	$27,612
Wealth Management	27,853	28,270
Total	$69,570	$55,882
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
Derivatives
Fair Value of OTC Derivative Assets

	At September 30, 2025
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$1,507	$14,033	$34,920	$18,993	$11,551	$81,004
1-3 years	498	5,625	16,165	10,165	8,013	40,466
3-5 years	743	7,342	9,901	7,326	3,466	28,778
Over 5 years	3,172	25,564	50,768	28,550	7,316	115,370
Total, gross	$5,920	$52,564	$111,754	$65,034	$30,346	$265,618
Counterparty netting	(3,340)	(43,216)	(83,367)	(46,006)	(16,967)	(192,896)
Cash and securities collateral	(2,347)	(8,426)	(24,101)	(12,925)	(5,874)	(53,673)
Total, net	$233	$922	$4,286	$6,103	$7,505	$19,049

	At December 31, 2024
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$1,711	$17,625	$50,643	$22,643	$9,793	$102,415
1-3 years	541	6,249	19,068	10,248	6,095	42,201
3-5 years	973	7,308	9,821	5,631	3,750	27,483
Over 5 years	3,330	25,406	49,469	28,206	6,398	112,809
Total, gross	$6,555	$56,588	$129,001	$66,728	$26,036	$284,908
Counterparty netting	(3,320)	(44,604)	(98,598)	(47,132)	(14,691)	(208,345)
Cash and securities collateral	(2,559)	(10,632)	(25,568)	(13,729)	(5,558)	(58,046)
Total, net	$676	$1,352	$4,835	$5,867	$5,787	$18,517

$ in millions	At September 30, 2025	At December 31, 2024
Industry
Financials	$6,777	$5,678
Utilities	3,346	3,733
Industrials	1,381	1,315
Consumer discretionary	1,080	1,046
Healthcare	786	353
Energy	761	987
Regional governments	712	799
Communications Services	708	914
Consumer staples	639	734
Information technology	632	634
Materials	532	409
Real estate	323	91
Sovereign governments	296	683
Not-for-profit organizations	110	94
Insurance	95	207
Other	871	840
Total	$19,049	$18,517
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

September 2025 Form 10-Q	35

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
Top 10 Non-U.S. Country Exposures

	At September 30, 2025
$ in millions	United Kingdom	France	Japan	Germany	Brazil
Sovereign
Net inventory[1]	$148	$6,206	$3,634	$(1,341)	$5,358
Net counterparty exposure[2]	12	—	4	77	2
Exposure before hedges	160	6,206	3,638	(1,264)	5,360
Hedges[3]	(55)	(21)	(169)	(148)	(129)
Net exposure	$105	$6,185	$3,469	$(1,412)	$5,231
Non-sovereign
Net inventory[1]	$1,049	$422	$659	$234	$129
Net counterparty exposure[2]	8,168	3,468	3,692	3,130	480
Loans	10,976	720	1,111	1,734	238
Lending commitments	10,099	3,281	(60)	6,659	375
Exposure before hedges	30,292	7,891	5,402	11,757	1,222
Hedges[3]	(2,041)	(1,543)	(264)	(1,782)	(92)
Net exposure	$28,251	$6,348	$5,138	$9,975	$1,130
Total net exposure	$28,356	$12,533	$8,607	$8,563	$6,361

$ in millions	Spain	Australia	Korea	India	Netherlands
Sovereign
Net inventory[1]	$1,491	$(122)	$2,587	$974	$(102)
Net counterparty exposure[2]	—	7	293	8	—
Exposure before hedges	1,491	(115)	2,880	982	(102)
Hedges[3]	(8)	—	(35)	—	(12)
Net exposure	$1,483	$(115)	$2,845	$982	$(114)
Non-sovereign
Net inventory[1]	$361	$477	$246	$1,257	$874
Net counterparty exposure[2]	444	872	838	1,146	823
Loans	1,618	1,502	42	176	1,250
Lending commitments	956	1,744	107	449	1,056
Exposure before hedges	3,379	4,595	1,233	3,028	4,003
Hedges[3]	(268)	(416)	(30)	(10)	(142)
Net exposure	$3,111	$4,179	$1,203	$3,018	$3,861
Total net exposure	$4,594	$4,064	$4,048	$4,000	$3,747
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

36	September 2025 Form 10-Q

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
Climate Risk
Climate risk consists of physical and transition risks. Physical risks include harm to people and property arising from acute climate-related events, such as floods, hurricanes, heatwaves, droughts and wildfires, and chronic, longer-term shifts in climate patterns, such as higher global average temperatures, rising sea levels and long-term droughts. Transition risks include policy, legal, technology and market changes. Examples of these transition risks include changes in consumer and business sentiment, related technologies, shareholder preferences and any additional regulatory and legislative requirements, including increased disclosure or regulation of carbon emissions. Climate risk, which is not expected to have a significant effect on our consolidated results of operations or financial condition in the near term, is an overarching risk that can impact other categories of risk. For a further discussion about our climate risk, see “Quantitative and Qualitative Disclosures about Risk—Climate Risk” in the 2024 Form 10-K.

September 2025 Form 10-Q	37

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of September 30, 2025, and the related condensed consolidated income statements, comprehensive income statements and statements of changes in total equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and the cash flow statements for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
November 3, 2025

38	September 2025 Form 10-Q

Consolidated Income Statement (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2025	2024	2025	2024
Revenues
Investment banking	$2,266	$1,590	$5,621	$4,914
Trading	5,020	4,002	14,876	12,985
Investments	374	315	1,131	609
Commissions and fees	1,473	1,294	4,379	3,704
Asset management	6,441	5,747	18,357	16,440
Other	159	239	1,200	827
Total non-interest revenues	15,733	13,187	45,564	39,479
Interest income	15,456	14,185	44,109	40,644
Interest expense	12,965	11,989	36,918	34,585
Net interest	2,491	2,196	7,191	6,059
Net revenues	18,224	15,383	52,755	45,538
Provision for credit losses	—	79	331	149
Non-interest expenses
Compensation and benefits	7,442	6,733	22,153	19,889
Brokerage, clearing and exchange fees	1,141	1,044	3,551	2,960
Information processing and communications	1,119	1,042	3,258	3,029
Professional services	685	711	2,070	2,103
Occupancy and equipment	473	473	1,381	1,378
Marketing and business development	280	224	815	686
Other	1,056	856	3,002	2,654
Total non-interest expenses	12,196	11,083	36,230	32,699
Income before provision for income taxes	6,028	4,221	16,194	12,690
Provision for income taxes	1,373	995	3,593	2,885
Net income	$4,655	$3,226	$12,601	$9,805
Net income applicable to noncontrolling interests	45	38	137	129
Net income applicable to Morgan Stanley	$4,610	$3,188	$12,464	$9,676
Preferred stock dividends	160	160	465	440
Earnings applicable to Morgan Stanley common shareholders	$4,450	$3,028	$11,999	$9,236
Earnings per common share
Basic	$2.83	$1.91	$7.61	$5.79
Diluted	$2.80	$1.88	$7.53	$5.73
Average common shares outstanding
Basic	1,571	1,588	1,577	1,594
Diluted	1,590	1,609	1,594	1,612
Consolidated Comprehensive Income Statement
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Net income	$4,655	$3,226	$12,601	$9,805
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(21)	284	371	(31)
Change in net unrealized gains (losses) on available-for-sale securities	349	723	749	900
Pension and other	4	3	8	16
Change in net debt valuation adjustment	(848)	(175)	(684)	(463)
Net change in cash flow hedges	42	34	75	6
Total other comprehensive income (loss)	$(474)	$869	$519	$428
Comprehensive income	$4,181	$4,095	$13,120	$10,233
Net income applicable to noncontrolling interests	45	38	137	129
Other comprehensive income (loss) applicable to noncontrolling interests	(41)	95	51	(7)
Comprehensive income applicable to Morgan Stanley	$4,177	$3,962	$12,932	$10,111

See Notes to Consolidated Financial Statements	39	September 2025 Form 10-Q

Consolidated Balance Sheet

$ in millions, except share data	(Unaudited) At September 30, 2025	At December 31, 2024
Assets
Cash and cash equivalents	$103,734	$105,386
Trading assets at fair value ($199,429 and $148,945 pledged as collateral)	423,823	331,884
Investment securities:
Available-for-sale at fair value (amortized cost of $110,695 and $101,960)	108,327	98,608
Held-to-maturity (fair value of $47,369 and $51,203)	55,205	61,071
Securities purchased under agreements to resell (includes $— and $— at fair value)	111,734	118,565
Securities borrowed	129,113	123,859
Customer and other receivables	113,257	86,158
Loans:
Held for investment (net of allowance for credit losses of $1,213 and $1,066)	255,867	225,834
Held for sale	11,433	12,319
Goodwill	16,725	16,706
Intangible assets (net of accumulated amortization of $1,798 and $5,445)	6,097	6,453
Other assets	29,491	28,228
Total assets	$1,364,806	$1,215,071
Liabilities
Deposits (includes $8,477 and $6,499 at fair value)	$405,480	$376,007
Trading liabilities at fair value	162,408	153,764
Securities sold under agreements to repurchase (includes $703 and $956 at fair value)	61,504	50,067
Securities loaned	15,944	15,226
Other secured financings (includes $16,687 and $14,088 at fair value)	21,441	21,602
Customer and other payables	226,445	175,938
Other liabilities and accrued expenses	28,854	28,220
Borrowings (includes $127,285 and $103,332 at fair value)	331,679	288,819
Total liabilities	1,253,755	1,109,643
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	9,750	9,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,591,091,689 and 1,606,653,706	20	20
Additional paid-in capital	30,730	30,179
Retained earnings	112,426	104,989
Employee stock trusts	5,058	5,103
Accumulated other comprehensive income (loss)	(6,346)	(6,814)
Common stock held in treasury at cost, $0.01 par value (447,802,290 and 432,240,273 shares)	(36,618)	(33,613)
Common stock issued to employee stock trusts	(5,058)	(5,103)
Total Morgan Stanley shareholders’ equity	109,962	104,511
Noncontrolling interests	1,089	917
Total equity	111,051	105,428
Total liabilities and equity	$1,364,806	$1,215,071

September 2025 Form 10-Q	40	See Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Total Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Preferred stock
Beginning balance	$9,750	$8,750	$9,750	$8,750
Issuance of preferred stock	—	1,000	—	1,000
Ending balance	9,750	9,750	9,750	9,750
Common stock
Beginning and ending balance	20	20	20	20
Additional paid-in capital
Beginning balance	30,263	29,459	30,179	29,832
Share-based award activity	467	366	551	(7)
Issuance of preferred stock	—	(5)	—	(5)
Ending balance	30,730	29,820	30,730	29,820
Retained earnings
Beginning balance	109,567	101,374	104,989	97,996
Cumulative adjustment related to the adoption of an accounting standard update[1]	—	—	—	(60)
Net income applicable to Morgan Stanley	4,610	3,188	12,464	9,676
Preferred stock dividends[2]	(160)	(160)	(465)	(440)
Common stock dividends[2]	(1,592)	(1,492)	(4,562)	(4,259)
Other net increases (decreases)	1	1	—	(2)
Ending balance	112,426	102,911	112,426	102,911
Employee stock trusts
Beginning balance	5,085	5,110	5,103	5,314
Share-based award activity	(27)	(15)	(45)	(219)
Ending balance	5,058	5,095	5,058	5,095
Accumulated other comprehensive income (loss)
Beginning balance	(5,913)	(6,760)	(6,814)	(6,421)
Net change in Accumulated other comprehensive income (loss)	(433)	774	468	435
Ending balance	(6,346)	(5,986)	(6,346)	(5,986)
Common stock held in treasury at cost
Beginning balance	(35,503)	(32,129)	(33,613)	(31,139)
Share-based award activity	41	74	1,294	1,629
Repurchases of common stock and employee tax withholdings	(1,156)	(813)	(4,299)	(3,358)
Ending balance	(36,618)	(32,868)	(36,618)	(32,868)
Common stock issued to employee stock trusts
Beginning balance	(5,085)	(5,110)	(5,103)	(5,314)
Share-based award activity	27	15	45	219
Ending balance	(5,058)	(5,095)	(5,058)	(5,095)
Noncontrolling interests
Beginning balance	1,086	892	917	944
Net income applicable to noncontrolling interests	45	38	137	129
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(41)	95	51	(7)
Other net increases (decreases)	(1)	(1)	(16)	(42)
Ending balance	1,089	1,024	1,089	1,024
Total equity	$111,051	$104,671	$111,051	$104,671
1.The Firm adopted the Investments - Tax Credit Structures accounting standard update on January 1, 2024. Refer to Note 2 to the financial statements in the 2024 Form 10-K for further information.
2. See Note 16 for information regarding dividends per share for each class of stock.

See Notes to Consolidated Financial Statements	41	September 2025 Form 10-Q

Consolidated Cash Flow Statement (Unaudited)

	Nine Months Ended September 30,
$ in millions	2025	2024
Cash flows from operating activities
Net income	$12,601	$9,805
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	1,457	1,231
Depreciation and amortization	3,520	3,516
Provision for credit losses	331	149
Other operating adjustments	268	121
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(69,812)	12,358
Securities borrowed	(5,254)	(11,321)
Securities loaned	718	2,398
Customer and other receivables and other assets	(27,142)	(10,317)
Customer and other payables and other liabilities	49,566	12,556
Securities purchased under agreements to resell	6,831	(26,612)
Securities sold under agreements to repurchase	11,437	(4,322)
Net cash provided by (used for) operating activities	(15,479)	(10,438)
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software	(2,189)	(2,583)
Changes in loans, net	(28,560)	(13,934)
AFS securities:
Purchases	(28,767)	(27,717)
Proceeds from sales	4,650	5,540
Proceeds from paydowns and maturities	16,123	15,616
HTM securities:
Purchases	—	(3,523)
Proceeds from paydowns and maturities	6,107	8,279
Other investing activities	(746)	(988)
Net cash provided by (used for) investing activities	(33,382)	(19,310)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	849	1,384
Deposits	29,111	11,519
Issuance of preferred stock, net of issuance costs	—	995
Proceeds from issuance of Borrowings	94,184	80,369
Payments for:
Borrowings	(71,194)	(54,596)
Repurchases of common stock and employee tax withholdings	(4,305)	(3,347)
Cash dividends	(4,905)	(4,553)
Other financing activities	48	(270)
Net cash provided by (used for) financing activities	43,788	31,501
Effect of exchange rate changes on cash and cash equivalents	3,421	99
Net increase (decrease) in cash and cash equivalents	(1,652)	1,852
Cash and cash equivalents, at beginning of period	105,386	89,232
Cash and cash equivalents, at end of period	$103,734	$91,084
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$34,682	$34,498
Income taxes, net of refunds	2,684	1,449

September 2025 Form 10-Q	42	See Notes to Consolidated Financial Statements

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

43	September 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the 2024 Form 10-K.
During the nine months ended September 30, 2025 there were no significant updates to the Firm’s significant accounting policies.
3. Cash and Cash Equivalents

$ in millions	At September 30, 2025	At December 31, 2024
Cash and due from banks	$5,516	$4,436
Interest bearing deposits with banks	98,218	100,950
Total Cash and cash equivalents	$103,734	$105,386
Restricted cash	$30,261	$29,643
For additional information on cash and cash equivalents, including restricted cash, see Note 2 to the financial statements in the 2024 Form 10-K.
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2025
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$59,141	$42,287	$—	$—	$101,428
Other sovereign government obligations	54,861	417	64	—	55,342
State and municipal securities	—	3,932	—	—	3,932
MABS	—	2,176	506	—	2,682
Loans and lending commitments[2]	—	8,741	1,266	—	10,007
Corporate and other debt[6]	3,797	35,436	1,499	—	40,732
Corporate equities[3,5]	159,387	1,934	267	—	161,588
Derivative and other contracts:
Interest rate	3,494	125,160	340	—	128,994
Credit	—	12,671	287	—	12,958
Foreign exchange	584	73,915	141	—	74,640
Equity	8,488	108,419	707	—	117,614
Commodity and other	615	12,335	2,844	—	15,794
Netting[1]	(10,634)	(259,969)	(884)	(41,072)	(312,559)
Total derivative and other contracts	2,547	72,531	3,435	(41,072)	37,441
Investments[4,5]	822	498	1,461	—	2,781
Physical commodities	—	1,184	—	—	1,184
Total trading assets[4]	280,555	169,136	8,498	(41,072)	417,117
Investment securities—AFS	78,245	30,082	—	—	108,327
Total assets at fair value	$358,800	$199,218	$8,498	$(41,072)	$525,444

	At September 30, 2025
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$8,476	$1	$—	$8,477
Trading liabilities:
U.S. Treasury and agency securities	18,093	598	—	—	18,691
Other sovereign government obligations	26,456	77	2	—	26,535
Corporate and other debt[6]	1,518	16,121	68	—	17,707
Corporate equities[3]	62,663	287	65	—	63,015
Derivative and other contracts:
Interest rate	3,408	112,188	713	—	116,309
Credit	—	13,608	194	—	13,802
Foreign exchange	676	68,567	396	—	69,639
Equity	10,951	129,151	1,728	—	141,830
Commodity and other	623	11,830	1,819	—	14,272
Netting[1]	(10,634)	(259,969)	(884)	(47,905)	(319,392)
Total derivative and other contracts	5,024	75,375	3,966	(47,905)	36,460
Total trading liabilities	113,754	92,458	4,101	(47,905)	162,408
Securities sold under agreements to repurchase	—	251	452	—	703
Other secured financings	—	16,569	118	—	16,687
Borrowings	—	125,934	1,351	—	127,285
Total liabilities at fair value	$113,754	$243,688	$6,023	$(47,905)	$315,560

	At December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$54,436	$44,332	$—	$—	$98,768
Other sovereign government obligations	25,179	9,969	17	—	35,165
State and municipal securities	—	2,993	—	—	2,993
MABS	—	2,231	281	—	2,512
Loans and lending commitments[2]	—	7,602	1,059	—	8,661
Corporate and other debt	—	30,394	1,258	—	31,652
Corporate equities[3,5]	102,874	606	154	—	103,634
Derivative and other contracts:
Interest rate	4,154	124,309	343	—	128,806
Credit	—	8,783	367	—	9,150
Foreign exchange	65	108,037	620	—	108,722
Equity	2,704	72,532	446	—	75,682
Commodity and other	1,366	12,370	2,195	—	15,931
Netting[1]	(6,471)	(251,771)	(645)	(40,835)	(299,722)
Total derivative and other contracts	1,818	74,260	3,326	(40,835)	38,569
Investments[4,5]	808	933	754	—	2,495
Physical commodities	—	1,229	—	—	1,229
Total trading assets[4]	185,115	174,549	6,849	(40,835)	325,678
Investment securities—AFS	69,834	28,774	—	—	98,608
Total assets at fair value	$254,949	$203,323	$6,849	$(40,835)	$424,286

September 2025 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$6,498	$1	$—	$6,499
Trading liabilities:
U.S. Treasury and agency securities	21,505	3	—	—	21,508
Other sovereign government obligations	20,724	3,712	84	—	24,520
Corporate and other debt	—	9,032	11	—	9,043
Corporate equities[3]	60,653	95	15	—	60,763
Derivative and other contracts:
Interest rate	3,615	114,179	396	—	118,190
Credit	—	9,302	270	—	9,572
Foreign exchange	147	104,793	31	—	104,971
Equity	3,241	90,639	1,594	—	95,474
Commodity and other	1,461	11,215	887	—	13,563
Netting[1]	(6,471)	(251,771)	(645)	(44,953)	(303,840)
Total derivative and other contracts	1,993	78,357	2,533	(44,953)	37,930
Total trading liabilities	104,875	91,199	2,643	(44,953)	153,764
Securities sold under agreements to repurchase	—	512	444	—	956
Other secured financings	—	14,012	76	—	14,088
Borrowings	—	102,385	947	—	103,332
Total liabilities at fair value	$104,875	$214,606	$4,111	$(44,953)	$278,639
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
5.At September 30, 2025 and December 31, 2024, the Firm’s Trading assets included an insignificant amount of equity securities subject to contractual sale restrictions that generally prohibit the Firm from selling the security for a period of time as of the measurement date.
6.Within Corporate and other debt the Firm holds supranational and regional governmental bonds. The Firm’s valuation techniques and valuation hierarchy classification policies for such instruments is consistent with that of the Firm’s holdings in Other sovereign government obligations, which are further described in Note 4 to the financial statements in the 2024 Form 10-K.
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At September 30, 2025	At December 31, 2024
Commercial real estate	$1,582	$498
Residential real estate	2,715	1,922
Securities-based lending and Other loans	5,710	6,241
Total	$10,007	$8,661
Unsettled Fair Value of Futures Contracts1

$ in millions	At September 30, 2025	At December 31, 2024
Customer and other receivables (payables), net	$1,802	$1,914
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
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Other sovereign government obligations
Beginning balance	$26	$74	$17	$94
Realized and unrealized gains (losses)	—	3	—	1
Purchases	5	14	5	48
Sales	(18)	(27)	(5)	(74)
Net transfers	51	45	47	40
Ending balance	$64	$109	$64	$109
Unrealized gains (losses)	$—	$(2)	$—	$(2)
State and municipal securities
Beginning balance	$10	$—	$—	$34
Sales	—	—	—	(29)
Net transfers	(10)	13	—	8
Ending balance	$—	$13	$—	$13
Unrealized gains (losses)	$—	$—	$—	$—
MABS
Beginning balance	$515	$423	$281	$489
Realized and unrealized gains (losses)	12	10	11	27
Purchases	26	43	101	140
Sales	(46)	(58)	(68)	(243)
Net transfers	(1)	23	181	28
Ending balance	$506	$441	$506	$441
Unrealized gains (losses)	$11	$15	$(2)	$9
Loans and lending commitments
Beginning balance	$1,283	$2,176	$1,059	$2,066
Realized and unrealized gains (losses)	20	29	20	19
Purchases and originations	273	130	557	681
Sales	(277)	(648)	(484)	(917)
Settlements	—	(4)	(2)	(174)
Net transfers	(33)	(99)	116	(91)
Ending balance	$1,266	$1,584	$1,266	$1,584
Unrealized gains (losses)	$13	$(1)	$18	$(2)
Corporate and other debt
Beginning balance	$1,759	$1,925	$1,258	$1,983
Realized and unrealized gains (losses)	73	9	(84)	44
Purchases and originations	225	423	643	834
Sales	(285)	(496)	(308)	(980)
Settlements	—	(73)	—	(85)
Net transfers	(273)	(62)	(10)	(70)
Ending balance	$1,499	$1,726	$1,499	$1,726
Unrealized gains (losses)	$84	$6	$129	$101

45	September 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Corporate equities
Beginning balance	$205	$217	$154	$199
Realized and unrealized gains (losses)	17	(24)	(16)	(93)
Purchases	63	26	153	65
Sales	(62)	(29)	(111)	(58)
Net transfers	44	4	87	81
Ending balance	$267	$194	$267	$194
Unrealized gains (losses)	$39	$(11)	$—	$(17)
Investments
Beginning balance	$780	$843	$754	$949
Realized and unrealized gains (losses)	69	53	345	63
Purchases	56	18	76	42
Sales	(44)	(101)	(235)	(241)
Net transfers	600	(3)	521	(3)
Ending balance	$1,461	$810	$1,461	$810
Unrealized gains (losses)	$94	$24	$342	$6
Investment securities—AFS
Beginning balance	$11	$—	$—	$—
Net transfers	(11)	—	—	—
Ending balance	$—	$—	$—	$—
Unrealized gains (losses)	$—	$—	$—	$—
Net derivatives: Interest rate
Beginning balance	$(457)	$262	$(53)	$(73)
Realized and unrealized gains (losses)	35	(120)	(370)	(103)
Purchases	64	20	85	27
Issuances	(29)	(6)	(121)	(14)
Settlements	(21)	(77)	44	(18)
Net transfers	35	(79)	42	181
Ending balance	$(373)	$—	$(373)	$—
Unrealized gains (losses)	$50	$(114)	$(326)	$(65)
Net derivatives: Credit
Beginning balance	$97	$124	$97	$96
Realized and unrealized gains (losses)	(31)	108	(115)	(42)
Settlements	8	(116)	117	39
Net transfers	19	(2)	(6)	21
Ending balance	$93	$114	$93	$114
Unrealized gains (losses)	$(42)	$108	$(104)	$(21)
Net derivatives: Foreign exchange
Beginning balance	$(433)	$(118)	$589	$(365)
Realized and unrealized gains (losses)	66	51	68	57
Purchases	2	—	13	—
Issuances	—	—	(24)	—
Settlements	133	117	(870)	264
Net transfers	(23)	45	(31)	139
Ending balance	$(255)	$95	$(255)	$95
Unrealized gains (losses)	$60	$51	$68	$61

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Net derivatives: Equity
Beginning balance	$(1,077)	$(1,055)	$(1,148)	$(1,102)
Realized and unrealized gains (losses)	(148)	(123)	110	125
Purchases	53	54	206	186
Issuances	(197)	(161)	(753)	(473)
Settlements	(131)	265	154	337
Net transfers	479	252	410	159
Ending balance	$(1,021)	$(768)	$(1,021)	$(768)
Unrealized gains (losses)	$(104)	$(155)	$(24)	$11
Net derivatives: Commodity and other
Beginning balance	$887	$1,203	$1,308	$1,290
Realized and unrealized gains (losses)	208	223	370	789
Purchases	81	70	206	126
Issuances	(176)	(23)	(315)	(37)
Settlements	(119)	(398)	(296)	(909)
Net transfers	144	(51)	(248)	(235)
Ending balance	$1,025	$1,024	$1,025	$1,024
Unrealized gains (losses)	$332	$(58)	$457	$(48)
Deposits
Beginning balance	$30	$34	$1	$33
Settlements	—	—	(1)	—
Net transfers	(29)	(33)	1	(32)
Ending balance	$1	$1	$1	$1
Unrealized losses (gains)	$—	$—	$—	$—
Nonderivative trading liabilities
Beginning balance	$114	$42	$110	$60
Realized and unrealized losses (gains)	16	6	(5)	(17)
Purchases	(104)	(44)	8	(50)
Sales	118	25	77	78
Settlements	—	—	—	(1)
Net transfers	(9)	43	(55)	2
Ending balance	$135	$72	$135	$72
Unrealized losses (gains)	$46	$9	$(4)	$(6)
Securities sold under agreements to repurchase
Beginning balance	$446	$449	$444	$449
Realized and unrealized losses (gains)	6	4	8	4
Ending balance	$452	$453	$452	$453
Unrealized losses (gains)	$5	$3	$7	$4
Other secured financings
Beginning balance	$144	$91	$76	$92
Realized and unrealized losses (gains)	(11)	1	(1)	(4)
Sales	—	—	(231)	—
Issuances	4	57	257	94
Settlements	—	(16)	(152)	(58)
Net transfers	(19)	14	169	23
Ending balance	$118	$147	$118	$147
Unrealized losses (gains)	$(11)	$1	$(1)	$(4)

September 2025 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Borrowings
Beginning balance	$2,678	$1,976	$947	$1,878
Realized and unrealized losses (gains)	115	86	214	90
Issuances	155	95	576	412
Settlements	(178)	(105)	(181)	(212)
Net transfers[1]	(1,419)	(581)	(205)	(697)
Ending balance	$1,351	$1,471	$1,351	$1,471
Unrealized losses (gains)	$124	$109	$210	$115
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	—	(1)	—	—
1.Net transfers include the transfer of Borrowings from Level 3 to Level 2 of $1.4 billion and $0.2 billion for the three and nine months ended September 30, 2025, respectively, primarily due to the decrease in the significance of unobservable inputs related to equity structured notes.
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
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2025	At December 31, 2024
Other sovereign government obligations	$64	$17
Comparable pricing:
Bond price	60 to 110 points (99 points)	45 to 104 points (75 points)
MABS	$506	$281
Comparable pricing:
Bond price	40 to 106 points (80 points)	27 to 98 points (67 points)
Loans and lending commitments	$1,266	$1,059
Margin loan model:
Margin loan rate	N/M	1% to 4% (3%)
Comparable pricing:
Loan price	50 to 106 points (89 points)	49 to 102 points (90 points)

Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2025	At December 31, 2024
Corporate and other debt	$1,499	$1,258
Comparable pricing:
Bond price	29 to 130 points (88 points)	28 to 130 points (83 points)
Discounted cash flow:
Loss given default	54% to 85% (68% / 54%)	54% to 84% (62% / 54%)
Corporate equities	$267	$154
Comparable pricing:
Equity price	100%	100%
Investments	$1,461	$754
Discounted cash flow:
WACC	11% to 21% (17%)	12% to 21% (16%)
Exit multiple	9 to 9 times (9 times)	9 to 10 times (10 times)
Market approach:
EBITDA multiple	18 times	20 times
Comparable pricing:
Equity price	24% to 100% (95%)	24% to 100% (84%)
Net derivative and other contracts:
Interest rate	$(373)	$(53)
Option model:
IR volatility skew	47% to 96% (75% / 76%)	72% to 97% (81% / 79%)
IR curve correlation	56% to 99% (85% / 87%)	28% to 99% (83% / 86%)
Bond volatility	75% to 149% (87% / 90%)	78% to 148% (92% / 92%)
Inflation volatility	32% to 67% (44% / 40%)	30% to 68% (44% / 38%)
Credit	$93	$97
Credit default swap model:
Cash-synthetic basis	7 points	7 points
Bond price	0 to 93 points (51 points)	0 to 90 points (48 points)
Credit spread	22 to 675 bps (105 bps)	10 to 360 bps (90 bps)
Funding spread	6 to 590 bps (73 bps)	10 to 590 bps (76 bps)
Foreign exchange[2]	$(255)	$589
Option model:
IR curve	-1% to 10% (2% / 0%)	5% to 10% (8% / 8%)
Contingency probability	80% to 95% (85% / 95%)	90% to 95% (91% / 95%)
Equity[2]	$(1,021)	$(1,148)
Option model:
Equity volatility	3% to 126% (26%)	7% to 98% (20%)
Equity volatility skew	-11% to 7% (-1%)	-2% to 0% (-1%)
Equity correlation	0% to 100% (66%)	20% to 94% (58%)
FX correlation	-87% to 90% (-23%)	-68% to 60% (-36%)
IR correlation	0% to 15% (6%)	N/M
Commodity and other	$1,025	$1,308
Option model:
Forward power price	$8 to $144 ($64) per MWh	$0 to $185 ($48) per MWh
Commodity volatility	17% to 97% (30%)	0% to 165% (37%)
Cross-commodity correlation	69% to 99% (98%)	54% to 100% (94%)
Liabilities Measured at Fair Value on a Recurring Basis
Corporate and other debt	$68	$11
Comparable pricing:
Bond price	2 to 101 points (32 points)	N/M

47	September 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2025	At December 31, 2024
Securities sold under agreements to repurchase	$452	$444
Discounted cash flow:
Funding spread	21 to 139 bps (70 / 69 bps)	11 to 102 bps (36 / 26 bps)
Other secured financings	$118	$76
Comparable pricing:
Loan price	0 to 95 points (70 points)	0 to 100 points (33 points)
Borrowings	$1,351	$947
Option model:
Equity volatility	9% to 95% (24%)	7% to 71% (21%)
Equity volatility skew	-5% to 1% (-1%)	-2% to 0% (0%)
Equity correlation	20% to 100% (89%)	53% to 64% (58%)
Equity - FX correlation	-65% to 29% (-18%)	-52% to 24% (-12%)
Credit default swap model:
Credit spread	188 to 472 bps (330 bps)	247 to 433 bps (340 bps)
Discounted cash flow:
Loss given default	54% to 85% (68% / 54%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$2,714	$4,518
Corporate loan model:
Credit spread	116 to 932 bps (276 bps)	109 to 1,469 bps (1,007 bps)
Comparable pricing:
Loan price	50 to 101 points (86 points)	25 to 100 points (71 points)
Warehouse model:
Credit spread	69 to 182 bps (99 bps)	207 to 280 bps (254 bps)
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
For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 4 to the financial statements in the 2024 Form 10-K. During the three months ended September 30, 2025, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
Net Asset Value Measurements
Fund Interests

	At September 30, 2025		At December 31, 2024
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity and other	$3,096	$655	$2,653	$644
Real estate	3,537	216	3,461	214
Hedge	73	2	92	2
Total	$6,706	$873	$6,206	$860
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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at September 30, 2025
$ in millions	Private Equity and Other	Real Estate
Less than 5 years	$1,092	$2,006
5-10 years	1,698	1,353
Over 10 years	306	178
Total	$3,096	$3,537
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At September 30, 2025
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,383	$2,714	$4,097
Other assets—Other investments	—	60	60
Other assets—ROU assets	19	—	19
Total	$1,402	$2,774	$4,176
Liabilities
Other liabilities and accrued expenses—Lending commitments	$58	$25	$83
Total	$58	$25	$83

September 2025 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2024
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,607	$4,518	$6,125
Other assets—Other investments	—	58	58
Other assets—ROU assets	23	—	23
Total	$1,630	$4,576	$6,206
Liabilities
Other liabilities and accrued expenses—Lending commitments	$48	$33	$81
Total	$48	$33	$81
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Assets
Loans[2]	$(148)	$(136)	$(319)	$(190)
Other assets—Other investments[3]	—	—	(6)	(7)
Other assets—Premises, equipment and software[4]	(7)	(10)	(52)	(12)
Other assets—ROU assets[5]	(1)	—	(1)	—
Total	$(156)	$(146)	$(378)	$(209)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$(5)	$(2)	$(1)	$8
Total	$(5)	$(2)	$(1)	$8
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
5.Losses related to Other Assets—ROU assets include impairments related to the discontinued leased properties.
Financial Instruments Not Measured at Fair Value

	At September 30, 2025
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$103,734	$103,734	$—	$—	$103,734
Investment securities—HTM	55,205	12,919	33,098	1,352	47,369
Securities purchased under agreements to resell	111,734	—	110,611	1,154	111,765
Securities borrowed	129,113	—	129,113	—	129,113
Customer and other receivables	106,879	—	102,293	4,527	106,820
Loans[1]
Held for investment	255,867	—	10,700	241,877	252,577
Held for sale	11,433	—	6,208	5,280	11,488
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$397,003	$—	$397,686	$—	$397,686
Securities sold under agreements to repurchase	60,801	—	60,786	—	60,786
Securities loaned	15,944	—	15,949	—	15,949
Other secured financings	4,754	—	4,751	—	4,751
Customer and other payables	226,430	—	226,430	—	226,430
Borrowings	204,394	—	208,157	199	208,356
	Commitment Amount
Lending commitments[2]	$200,600	$—	$1,085	$1,129	$2,214

49	September 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2024
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$105,386	$105,386	$—	$—	$105,386
Investment securities—HTM	61,071	15,803	34,180	1,220	51,203
Securities purchased under agreements to resell	118,565	—	117,151	1,450	118,601
Securities borrowed	123,859	—	123,859	—	123,859
Customer and other receivables	79,586	—	75,361	4,056	79,417
Loans[1]
Held for investment	225,834	—	17,859	202,297	220,156
Held for sale	12,319	—	6,324	6,115	12,439
Other assets	839	—	839	—	839
Financial liabilities
Deposits	$369,508	$—	$370,039	$—	$370,039
Securities sold under agreements to repurchase	49,111	—	49,103	—	49,103
Securities loaned	15,226	—	15,228	—	15,228
Other secured financings	7,514	—	7,511	—	7,511
Customer and other payables	175,890	—	175,890	—	175,890
Borrowings	185,487	—	188,269	93	188,362
	Commitment Amount
Lending commitments[2]	$175,774	$—	$1,094	$839	$1,933
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At September 30, 2025	At December 31, 2024
Business Unit Responsible for Risk Management
Equity	$61,119	$49,144
Interest rates	45,095	34,451
Commodities	13,873	14,829
Credit	5,341	3,306
Foreign exchange	1,857	1,602
Total	$127,285	$103,332
Net Revenues from Liabilities under the Fair Value Option

$ in millions	Trading Revenues	Interest Expense	Net Revenues[1]
Three Months Ended September 30, 2025
Borrowings	$(3,101)	$267	$(3,368)
Deposits	(91)	63	(154)
Three Months Ended September 30, 2024
Borrowings	$(6,993)	$175	$(7,168)

$ in millions	Trading Revenues	Interest Expense	Net Revenues[1]
Nine Months Ended September 30, 2025
Borrowings	$(10,866)	$708	$(11,574)
Deposits	(216)	170	(386)
Nine Months Ended September 30, 2024
Borrowings	$(6,158)	$474	$(6,632)
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended September 30,
	2025		2024
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$46	$—	$(15)	$—
Lending commitments	(1)	—	(3)	—
Deposits	—	(27)	—	(3)
Borrowings	(5)	(1,093)	(4)	(227)

	Nine Months Ended September 30,
	2025		2024
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(5)	$—	$(13)	$—
Lending commitments	(3)	—	(4)	—
Deposits	—	38	—	8
Borrowings	(17)	(943)	(21)	(617)

$ in millions	At September 30, 2025	At December 31, 2024
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(3,773)	$(2,868)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.

September 2025 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)
Difference Between Contractual Principal and Fair Value1

$ in millions	At September 30, 2025	At December 31, 2024
Loans and other receivables[2]	$11,021	$10,207
Nonaccrual loans[2]	8,401	7,719
Borrowings[3]	3,235	3,249
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
Fair Value Loans on Nonaccrual Status

$ in millions	At September 30, 2025	At December 31, 2024
Nonaccrual loans	$1,159	$647
Nonaccrual loans 90 or more days past due	157	155
6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at September 30, 2025
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$3	$5	$—	$8
Foreign exchange	49	60	—	109
Total	52	65	—	117
Not designated as accounting hedges
Economic hedges of loans
Credit	—	19	—	19
Other derivatives
Interest rate	114,429	14,447	110	128,986
Credit	4,731	8,208	—	12,939
Foreign exchange	68,766	5,141	624	74,531
Equity	36,890	—	80,724	117,614
Commodity and other	12,870	—	2,924	15,794
Total	237,686	27,815	84,382	349,883
Total gross derivatives	$237,738	$27,880	$84,382	$350,000
Amounts offset
Counterparty netting	(166,835)	(26,061)	(81,034)	(273,930)
Cash collateral netting	(37,029)	(1,600)	—	(38,629)
Total in Trading assets	$33,874	$219	$3,348	$37,441
Amounts not offset[1]
Financial instruments collateral	(15,044)	—	—	(15,044)
Net amounts	$18,830	$219	$3,348	$22,397
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$5,075

	Liabilities at September 30, 2025
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$510	$—	$—	$510
Foreign exchange	143	39	—	182
Total	653	39	—	692
Not designated as accounting hedges
Economic hedges of loans
Credit	47	638	—	685
Other derivatives
Interest rate	102,606	13,080	113	115,799
Credit	5,297	7,820	—	13,117
Foreign exchange	63,266	5,495	696	69,457
Equity	60,952	—	80,878	141,830
Commodity and other	11,453	—	2,819	14,272
Total	243,621	27,033	84,506	355,160
Total gross derivatives	$244,274	$27,072	$84,506	$355,852
Amounts offset
Counterparty netting	(166,835)	(26,061)	(81,034)	(273,930)
Cash collateral netting	(44,457)	(1,005)	—	(45,462)
Total in Trading liabilities	$32,982	$6	$3,472	$36,460
Amounts not offset[1]
Financial instruments collateral	(4,012)	—	(1,051)	(5,063)
Net amounts	$28,970	$6	$2,421	$31,397
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				7,296

	Assets at December 31, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$4	$—	$—	$4
Foreign exchange	185	122	—	307
Total	189	122	—	311
Not designated as accounting hedges
Economic hedges of loans
Credit	—	28	—	28
Other derivatives
Interest rate	115,520	13,163	119	128,802
Credit	4,711	4,411	—	9,122
Foreign exchange	104,024	4,301	90	108,415
Equity	24,368	—	51,314	75,682
Commodity and other	14,071	—	1,860	15,931
Total	262,694	21,903	53,383	337,980
Total gross derivatives	$262,883	$22,025	$53,383	$338,291
Amounts offset
Counterparty netting	(188,069)	(20,276)	(51,168)	(259,513)
Cash collateral netting	(38,511)	(1,698)	—	(40,209)
Total in Trading assets	$36,303	$51	$2,215	$38,569
Amounts not offset[1]
Financial instruments collateral	(17,837)	—	—	(17,837)
Net amounts	$18,466	$51	$2,215	$20,732
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,354

51	September 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at December 31, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$533	$—	$—	$533
Foreign exchange	3	—	—	3
Total	536	—	—	536
Not designated as accounting hedges
Economic hedges of loans
Credit	53	718	—	771
Other derivatives
Interest rate	104,495	13,038	124	117,657
Credit	4,941	3,860	—	8,801
Foreign exchange	100,730	4,085	153	104,968
Equity	42,332	—	53,142	95,474
Commodity and other	11,584	—	1,979	13,563
Total	264,135	21,701	55,398	341,234
Total gross derivatives	$264,671	$21,701	$55,398	$341,770
Amounts offset
Counterparty netting	(188,070)	(20,276)	(51,168)	(259,514)
Cash collateral netting	(43,126)	(1,200)	—	(44,326)
Total in Trading liabilities	$33,475	$225	$4,230	$37,930
Amounts not offset[1]
Financial instruments collateral	(6,338)	—	(2,658)	(8,996)
Net amounts	$27,137	$225	$1,572	$28,934
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,321
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
Notionals of Derivative Contracts

	Assets at September 30, 2025
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$188	$—	$188
Foreign exchange	5	4	—	9
Total	5	192	—	197
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	4,116	7,568	528	12,212
Credit	269	259	—	528
Foreign exchange	4,256	299	18	4,573
Equity	904	—	848	1,752
Commodity and other	151	—	77	228
Total	9,696	8,126	1,471	19,293
Total gross derivatives	$9,701	$8,318	$1,471	$19,490

	Liabilities at September 30, 2025
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$3	$215	$—	$218
Foreign exchange	16	2	—	18
Total	19	217	—	236
Not designated as accounting hedges
Economic hedges of loans
Credit	2	17	—	19
Other derivatives
Interest rate	4,095	7,579	529	12,203
Credit	291	249	—	540
Foreign exchange	4,279	286	22	4,587
Equity	995	—	1,333	2,328
Commodity and other	130	—	85	215
Total	9,792	8,131	1,969	19,892
Total gross derivatives	$9,811	$8,348	$1,969	$20,128

	Assets at December 31, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$—	$108	$—	$108
Foreign exchange	14	4	—	18
Total	14	112	—	126
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	3,713	4,367	442	8,522
Credit	208	149	—	357
Foreign exchange	2,717	171	9	2,897
Equity	591	—	609	1,200
Commodity and other	137	—	77	214
Total	7,366	4,687	1,137	13,190
Total gross derivatives	$7,380	$4,799	$1,137	$13,316

	Liabilities at December 31, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$2	$193	$—	$195
Foreign exchange	1	—	—	1
Total	3	193	—	196
Not designated as accounting hedges
Economic hedges of loans
Credit	2	20	—	22
Other derivatives
Interest rate	3,626	4,468	417	8,511
Credit	230	133	—	363
Foreign exchange	2,763	178	18	2,959
Equity	754	—	826	1,580
Commodity and other	100	—	89	189
Total	7,475	4,799	1,350	13,624
Total gross derivatives	$7,478	$4,992	$1,350	$13,820
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the

September 2025 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)
benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 6 to the financial statements in the 2024 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
Fair value hedges—Recognized in Interest income
Interest rate contracts	$(100)	$(1,277)	$(903)	$(686)
Investment Securities—AFS	115	1,302	938	755
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$609	$5,777	$4,471	$3,627
Deposits	(34)	(227)	(112)	(235)
Borrowings	(574)	(5,561)	(4,364)	(3,403)
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$175	$(533)	$(1,229)	$122
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	96	50	143	140
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$15	$34	$28	$(26)
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	(40)	(11)	(70)	(34)
Net change in cash flow hedges included within AOCI	55	45	98	8
1.During the nine months ended September 30, 2025, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of September 30, 2025, is approximately $(60) million. The maximum length of time over which forecasted cash flows are hedged is 40 months.
Fair Value Hedges—Hedged Items

$ in millions	At September 30, 2025	At December 31, 2024
Investment Securities—AFS
Amortized cost basis currently or previously hedged[1]	$57,275	$54,809
Basis adjustments included in amortized cost[2]	$218	$(741)
Deposits
Carrying amount currently or previously hedged	$48,904	$21,524
Basis adjustments included in carrying amount[2]	$156	$44
Borrowings
Carrying amount currently or previously hedged	$189,937	$171,834
Basis adjustments included in carrying amount—Outstanding hedges	$(5,769)	$(10,072)
Basis adjustments included in carrying amount—Terminated hedges	$(631)	$(648)
1.Carrying amount represents the amortized cost. As of September 30, 2025, and December 31, 2024, the amortized cost of the portfolio layer method closed portfolios was $600 million and $325 million, respectively. The Firm designated $703 million and $178 million as hedged amounts as of September 30, 2025, and December 31, 2024, respectively, representing the total notional value of all outstanding layers in each portfolio, including both spot-starting and forward-starting layers. The cumulative amount of basis adjustments was $2.2 million as of September 30, 2025 and $(2) million as of December 31, 2024. Refer to Note 2 to the financial statements in the 2024 Form 10-K and Note 7 herein for additional information.
2.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
Recognized in Other revenues
Credit contracts[1]	$(82)	$(101)	$(172)	$(248)
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At September 30, 2025	At December 31, 2024
Net derivative liabilities with credit risk-related contingent features	$23,734	$22,414
Collateral posted	18,038	16,252
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At September 30, 2025
One-notch downgrade	$267
Two-notch downgrade	513
Bilateral downgrade agreements included in the amounts above[1]	$643
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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at September 30, 2025
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$15	$34	$38	$16	$103
Non-investment grade	7	18	16	4	45
Total	$22	$52	$54	$20	$148
Index and basket CDS
Investment grade	$4	$12	$8	$2	$26
Non-investment grade	9	26	231	94	360
Total	$13	$38	$239	$96	$386
Total CDS sold	$35	$90	$293	$116	$534
Other credit contracts	—	—	—	3	3
Total credit protection sold	$35	$90	$293	$119	$537
CDS protection sold with identical protection purchased					$474

53	September 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Years to Maturity at December 31, 2024
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$15	$31	$37	$10	$93
Non-investment grade	7	16	16	1	40
Total	$22	$47	$53	$11	$133
Index and basket CDS
Investment grade	$3	$12	$10	$—	$25
Non-investment grade	11	22	158	16	207
Total	$14	$34	$168	$16	$232
Total CDS sold	$36	$81	$221	$27	$365
Other credit contracts	—	—	—	3	3
Total credit protection sold	$36	$81	$221	$30	$368
CDS protection sold with identical protection purchased					$303
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At September 30, 2025	At December 31, 2024
Single-name CDS
Investment grade	$2,370	$1,890
Non-investment grade	767	585
Total	$3,137	$2,475
Index and basket CDS
Investment grade	$883	$799
Non-investment grade	3,837	489
Total	$4,720	$1,288
Total CDS sold	$7,857	$3,763
Other credit contracts	145	133
Total credit protection sold	$8,002	$3,896
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At September 30, 2025	At December 31, 2024
Single name	$170	$156
Index and basket	351	193
Tranched index and basket	31	28
Total	$552	$377

	Fair Value Asset (Liability)
$ in millions	At September 30, 2025	At December 31, 2024
Single name	$(3,499)	$(2,693)
Index and basket	(4,294)	(654)
Tranched index and basket	(1,033)	(962)
Total	$(8,826)	$(4,309)
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
7. Investment Securities
AFS and HTM Securities

	At September 30, 2025
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$78,227	$103	$85	$78,245
U.S. agency securities[2]	24,369	17	2,075	22,311
Agency CMBS	5,604	—	309	5,295
State and municipal securities	1,993	10	21	1,982
FFELP student loan ABS[3]	500	1	7	494
Unallocated basis adjustment[4]	2	—	2	—
Total AFS securities	110,695	131	2,499	108,327
HTM securities
U.S. Treasury securities	13,634	—	715	12,919
U.S. agency securities[2]	39,124	59	7,072	32,111
Agency CMBS	808	—	49	759
Non-agency CMBS	1,639	11	70	1,580
Total HTM securities	55,205	70	7,906	47,369
Total investment securities	$165,900	$201	$10,405	$155,696

	At December 31, 2024
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$70,160	$62	$388	$69,834
U.S. agency securities[2]	24,113	6	2,652	21,467
Agency CMBS	5,704	—	388	5,316
State and municipal securities	1,373	18	4	1,387
FFELP student loan ABS[3]	612	1	9	604
Unallocated basis adjustment[4]	(2)	2	—	—
Total AFS securities	101,960	89	3,441	98,608
HTM securities
U.S. Treasury securities	16,885	—	1,082	15,803
U.S. agency securities[2]	41,582	4	8,592	32,994
Agency CMBS	1,154	—	88	1,066
Non-agency CMBS	1,450	3	113	1,340
Total HTM securities	61,071	7	9,875	51,203
Total investment securities	$163,031	$96	$13,316	$149,811
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

September 2025 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
AFS Securities in an Unrealized Loss Position

	At September 30, 2025		At December 31, 2024
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$12,762	$9	$18,338	$65
12 months or longer	17,063	76	19,629	323
Total	29,825	85	37,967	388
U.S. agency securities
Less than 12 months	426	—	765	11
12 months or longer	18,072	2,075	18,996	2,641
Total	18,498	2,075	19,761	2,652
Agency CMBS
Less than 12 months	214	—	—	—
12 months or longer	4,948	309	5,018	388
Total	5,162	309	5,018	388
State and municipal securities
Less than 12 months	555	10	242	2
12 months or longer	252	11	62	2
Total	807	21	304	4
FFELP student loan ABS
Less than 12 months	—	—	—	—
12 months or longer	398	7	442	9
Total	398	7	442	9
Unallocated basis adjustment	—	2	—	—
Total AFS securities in an unrealized loss position
Less than 12 months	13,957	19	19,345	78
12 months or longer	40,733	2,478	44,147	3,363
Unallocated basis adjustment	—	2	—	—
Total	$54,690	$2,499	$63,492	$3,441
For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2 in the 2024 Form 10-K and the Firm expects to recover the amortized cost basis of these securities. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of September 30, 2025 and December 31, 2024, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at September 30, 2025 and December 31, 2024 reflect an ACL of $62 million and $52 million, respectively, predominantly related to Non-agency CMBS. See Note 2 in the 2024 Form 10-K for a description of the ACL methodology used for HTM Securities.
As of September 30, 2025 and December 31, 2024, 97% of the Firm’s portfolio of HTM securities were investment grade U.S. agency securities, U.S. Treasury securities and Agency CMBS, which were on accrual status and for which there is an underlying assumption of zero credit losses. Non-investment grade HTM securities primarily consisted of certain Non-agency CMBS securities, for which the expected credit losses were insignificant and were predominantly on accrual status at September 30, 2025 and December 31, 2024.
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.
Investment Securities by Contractual Maturity

	At September 30, 2025
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$21,899	$21,888	3.2%
After 1 year through 5 years	54,024	54,056	3.9%
After 5 years through 10 years	2,304	2,301	4.1%
After 10 years	—	—	—%
Total	78,227	78,245
U.S. agency securities:
Due within 1 year	18	17	0.2%
After 1 year through 5 years	203	194	1.8%
After 5 years through 10 years	434	402	1.6%
After 10 years	23,714	21,698	3.6%
Total	24,369	22,311
Agency CMBS:
Due within 1 year	567	561	2.0%
After 1 year through 5 years	3,747	3,642	1.9%
After 5 years through 10 years	290	284	1.6%
After 10 years	1,000	808	1.5%
Total	5,604	5,295
State and municipal securities:
Due within 1 year	77	77	4.8%
After 1 year through 5 years	152	151	4.5%
After 5 years through 10 years	113	108	4.3%
After 10 Years	1,651	1,646	4.5%
Total	1,993	1,982
FFELP student loan ABS:
Due within 1 year	61	59	5.5%
After 1 year through 5 years	48	47	5.4%
After 5 years through 10 years	22	22	5.3%
After 10 years	369	366	5.4%
Total	500	494
Unallocated basis adjustment[4]	2	—	—
Total AFS securities	$110,695	$108,327	3.6%

55	September 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At September 30, 2025
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	$6,669	$6,620	2.0%
After 1 year through 5 years	4,909	4,773	2.5%
After 5 years through 10 years	502	438	1.1%
After 10 years	1,554	1,088	2.3%
Total	13,634	12,919
U.S. agency securities:
Due within 1 year	—	—	—%
After 1 year through 5 years	61	59	2.0%
After 5 years through 10 years	121	116	2.1%
After 10 years	38,942	31,936	2.1%
Total	39,124	32,111
Agency CMBS:
Due within 1 year	178	175	0.9%
After 1 year through 5 years	464	443	1.3%
After 5 years through 10 years	143	121	1.6%
After 10 years	23	20	1.3%
Total	808	759
Non-agency CMBS:
Due within 1 year	127	121	5.0%
After 1 year through 5 years	757	735	4.6%
After 5 years through 10 years	373	344	4.3%
After 10 years	382	380	7.3%
Total	1,639	1,580
Total HTM securities	$55,205	$47,369	2.2%
Total investment securities	$165,900	$155,696	3.1%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At September 30, 2025, the annualized average yield, including the interest rate swap accrual of related hedges, was 3.5% for AFS securities contractually maturing within 1 year and 3.8% for all AFS securities.
4.Represents the amount of unallocated portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Portfolio layer method basis adjustments are not allocated to individual securities. Refer to Note 2 to the financial statements in the 2024 Form 10-K and Note 6 herein for additional information.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Gross realized gains	$3	$—	$25	$50
Gross realized (losses)	—	—	(1)	—
Total[1]	$3	$—	$24	$50
1.Realized gains and losses are recognized in Other revenues in the income statement.
8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At September 30, 2025
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$480,516	$(368,782)	$111,734	$(109,259)	$2,475
Securities borrowed	200,015	(70,902)	129,113	(125,492)	3,621
Liabilities
Securities sold under agreements to repurchase	$430,286	$(368,782)	$61,504	$(56,918)	$4,586
Securities loaned	86,846	(70,902)	15,944	(15,839)	105
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$886
Securities borrowed					80
Securities sold under agreements to repurchase					3,285

	At December 31, 2024
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$409,635	$(291,070)	$118,565	$(116,157)	$2,408
Securities borrowed	165,642	(41,783)	123,859	(117,573)	6,286
Liabilities
Securities sold under agreements to repurchase	$341,137	$(291,070)	$50,067	$(45,520)	$4,547
Securities loaned	57,009	(41,783)	15,226	(15,211)	15
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,054
Securities borrowed					2,079
Securities sold under agreements to repurchase					3,448
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
Gross Secured Financing Balances by Remaining Contractual Maturity

	At September 30, 2025
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$263,607	$95,211	$32,238	$39,230	$430,286
Securities loaned	76,948	1	338	9,559	86,846
Total included in the offsetting disclosure	$340,555	$95,212	$32,576	$48,789	$517,132
Trading liabilities— Obligation to return securities received as collateral	6,093	—	—	—	6,093
Total	$346,648	$95,212	$32,576	$48,789	$523,225

September 2025 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2024
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$180,793	$104,551	$25,071	$30,722	$341,137
Securities loaned	42,473	—	317	14,219	57,009
Total included in the offsetting disclosure	$223,266	$104,551	$25,388	$44,941	$398,146
Trading liabilities— Obligation to return securities received as collateral	18,067	—	—	—	18,067
Total	$241,333	$104,551	$25,388	$44,941	$416,213
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At September 30, 2025	At December 31, 2024
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$228,058	$177,464
Other sovereign government obligations	154,104	135,806
Corporate equities	26,552	14,993
Other	21,572	12,874
Total	$430,286	$341,137
Securities loaned
Other sovereign government obligations	$1,605	$1,805
Corporate equities	83,220	54,144
Other	2,021	1,060
Total	$86,846	$57,009
Total included in the offsetting disclosure	$517,132	$398,146
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$5,852	$18,059
Other	241	8
Total	$6,093	$18,067
Total	$523,225	$416,213
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At September 30, 2025	At December 31, 2024
Trading assets	$40,097	$30,867
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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At September 30, 2025	At December 31, 2024
Collateral received with right to sell or repledge	$1,151,503	$932,626
Collateral that was sold or repledged[1]	889,923	724,177
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
Securities Segregated for Regulatory Purposes

$ in millions	At September 30, 2025	At December 31, 2024
Segregated securities[1]	$22,293	$26,329
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Customer Margin and Other Lending

$ in millions	At September 30, 2025	At December 31, 2024
Margin and other lending	$69,570	$55,882
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
Also included in the amounts in the previous table is non-purpose securities-based lending on entities in the Wealth Management business segment.
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 12.

57	September 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Additionally, for certain secured financing transactions that meet applicable netting criteria, the Firm offset Other secured financing liabilities against financing receivables recorded within Trading assets in the amount of $2,629 million and $437 million as of September 30, 2025 and December 31, 2024, respectively.
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At September 30, 2025
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$7,839	$8,270	$16,109
Secured lending facilities	63,610	2,707	66,317
Commercial real estate	7,853	421	8,274
Residential real estate	70,910	5	70,915
Securities-based lending and Other	106,868	30	106,898
Total loans	257,080	11,433	268,513
ACL	(1,213)		(1,213)
Total loans, net	$255,867	$11,433	$267,300
Loans to non-U.S. borrowers, net	$30,364	$3,742	$34,106

	At December 31, 2024
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,889	$9,183	$16,072
Secured lending facilities	48,842	2,507	51,349
Commercial real estate	8,412	628	9,040
Residential real estate	66,738	—	66,738
Securities-based lending and Other	96,019	1	96,020
Total loans	226,900	12,319	239,219
ACL	(1,066)		(1,066)
Total loans, net	$225,834	$12,319	$238,153
Loans to non-U.S. borrowers, net	$23,335	$4,763	$28,098
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 9 to the financial statements in the 2024 Form 10-K.
Loans by Interest Rate Type

	At September 30, 2025		At December 31, 2024
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$1	$16,108	$—	$16,071
Secured lending facilities	525	65,792	—	51,349
Commercial real estate	328	7,946	—	9,041
Residential real estate	32,051	38,864	31,014	35,724
Securities-based lending and Other	26,178	80,720	25,478	70,542
Total loans, before ACL	$59,083	$209,430	$56,492	$182,727
See Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.
Loans Held for Investment before Allowance by Credit Quality and Origination Year

	At September 30, 2025			At December 31, 2024
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$2,606	$4,876	$7,482	$2,668	$3,963	$6,631
2025	125	38	163
2024	79	50	129	76	58	134
2023	—	49	49	—	50	50
2022	—	—	—	—	25	25
2021	15	—	15	15	—	15
Prior	—	1	1	31	3	34
Total	$2,825	$5,014	$7,839	$2,790	$4,099	$6,889

	At September 30, 2025			At December 31, 2024
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$14,662	$34,796	$49,458	$11,405	$27,753	$39,158
2025	988	6,410	7,398
2024	268	2,978	3,246	818	2,863	3,681
2023	555	1,047	1,602	1,371	1,359	2,730
2022	115	991	1,106	279	1,909	2,188
2021	—	12	12	—	198	198
Prior	—	788	788	100	787	887
Total	$16,588	$47,022	$63,610	$13,973	$34,869	$48,842

	At September 30, 2025			At December 31, 2024
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$11	$8	$19	$—	$161	$161
2025	330	1,278	1,608
2024	582	1,440	2,022	147	2,202	2,349
2023	265	418	683	351	772	1,123
2022	263	1,236	1,499	305	1,488	1,793
2021	251	1,068	1,319	166	1,603	1,769
Prior	37	666	703	—	1,217	1,217
Total	$1,739	$6,114	$7,853	$969	$7,443	$8,412

	At September 30, 2025
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$159	$38	$6	$203	$—	$203
2025	6,748	1,210	151	7,318	791	8,109
2024	8,057	1,530	186	8,838	935	9,773
2023	6,270	1,344	194	6,973	835	7,808
2022	9,804	2,176	359	11,378	961	12,339
2021	10,053	2,143	214	11,558	852	12,410
Prior	15,975	3,835	458	18,974	1,294	20,268
Total	$57,066	$12,276	$1,568	$65,242	$5,668	$70,910

September 2025 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2024
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$136	$39	$5	$180	$—	$180
2024	8,653	1,607	191	9,458	993	10,451
2023	6,778	1,431	201	7,529	881	8,410
2022	10,294	2,298	370	11,941	1,021	12,962
2021	10,510	2,247	228	12,094	891	12,985
Prior	17,088	4,171	491	20,355	1,395	21,750
Total	$53,459	$11,793	$1,486	$61,557	$5,181	$66,738

	At September 30, 2025
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$86,581	$5,995	$1,556	$94,132
2025	1,017	286	800	2,103
2024	1,358	780	176	2,314
2023	812	305	900	2,017
2022	238	183	1,265	1,686
2021	100	18	412	530
Prior	238	1,100	2,748	4,086
Total	$90,344	$8,667	$7,857	$106,868

	At December 31, 2024
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$76,432	$6,342	$1,551	$84,325
2024	1,291	719	453	2,463
2023	949	424	685	2,058
2022	449	472	1,053	1,974
2021	100	14	538	652
Prior	270	1,430	2,847	4,547
Total	$79,491	$9,401	$7,127	$96,019
IG—Investment Grade
NIG—Non-investment Grade
1. Securities-based loans are subject to collateral maintenance provisions, and at September 30, 2025 and December 31, 2024, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2024 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment, which typically consist of bespoke lending arrangements provided to ultra-high worth net clients. These facilities are generally secured by eligible collateral.
Past Due Loans Held for Investment before Allowance1

$ in millions	At September 30, 2025	At December 31, 2024
Commercial real estate	$199	$272
Residential real estate	283	186
Securities-based lending and Other	145	86
Total	$627	$544
1.As of September 30, 2025 and December 31, 2024, the majority of the amounts are 90 days or more past due.
Nonaccrual Loans Held for Investment before Allowance1

$ in millions	At September 30, 2025	At December 31, 2024
Corporate	$249	$108
Secured lending facilities	5	6
Commercial real estate	561	447
Residential real estate	173	160
Securities-based lending and Other	293	298
Total	$1,281	$1,019
Nonaccrual loans without an ACL	$147	$162
1.There were no loans held for investment that were 90 days or more past due and still accruing as of September 30, 2025 and December 31, 2024. For further information on the Firm’s nonaccrual policy, see Note 2 to the financial statements in the 2024 Form 10-K.
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
Modified Loans Held for Investment
Period-end loans held for investment modified during the following periods1

	Three Months Ended September 30,
	2025		2024
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$42	0.5%	$30	0.5%
Commercial real estate	146	1.9%	56	0.6%
Securities-based lending and Other	397	0.4%	21	—%
Total	$585	0.5%	$107	—%
Other-than-insignificant Payment Delay
Residential real estate	$1	—%	$—	—%
Total	$1	—%	$—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Residential real estate	$5	—%	$—	—%
Total	$5	—%	$—	—%
Total Modifications	$591	0.3%	$107	—%

59	September 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2025		2024
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$172	2.2%	$136	2.2%
Commercial real estate	471	6.0%	136	1.6%
Residential real estate	1	—%	—	—%
Securities-based lending and Other	429	0.4%	149	0.2%
Total	$1,073	0.6%	$421	0.2%
Other-than-insignificant Payment Delay
Residential real estate	$1	—%	$—	—%
Securities-based lending and Other	23	—%	—	—%
Total	$24	—%	$—	—%
Interest Rate Reduction
Residential real estate	$1	—%	$—	—%
Total	$1	—%	$—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Commercial real estate	$75	1.0%	$—	—%
Residential real estate	7	—%	1	—%
Total	$82	0.1%	$1	—%
Total Modifications	$1,180	0.6%	$422	0.2%
1.Lending commitments to borrowers for which the Firm has modified terms of the receivable during the three months ended September 30, 2025 and 2024, were $174 million and $212 million, as of September 30, 2025 and 2024, respectively. Lending commitments to borrowers for which the Firm has modified terms of the receivable during the nine months ended September 30, 2025 and 2024 were $532 million and $676 million as of September 30, 2025 and 2024, respectively.
2.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.

Financial Effect of Modifications on Loans Held for Investment

	Three Months Ended September 30, 2025[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	47	0	$—	—%
Commercial real estate	24	0	—	—%
Residential real estate	0	19	—	—%
Securities-based lending and Other	24	0	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Residential real estate	120	0	$—	1%

	Three Months Ended September 30, 2024[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	11	0	$—	—%
Commercial real estate	27	0	—	—%
Securities-based lending and Other	12	0	—	—%

	Nine Months Ended September 30, 2025[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	39	0	$—	—%
Commercial real estate	31	0	—	—%
Residential real estate	29	19	—	—%
Securities-based lending and Other	23	12	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Commercial real estate	65	0	$—	1%
Residential real estate	120	0	—	1%

	Nine Months Ended September 30, 2024[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	23	0	$—	—%
Commercial real estate	14	0	—	—%
Securities-based lending and Other	21	0	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Residential real estate	120	0	$—	1%
1.In instances where more than one loan was modified, modification impact is presented on a weighted-average basis.
Past Due Loans Held for Investment Modified in the Last 12 Months
As of September 30, 2025, there were no past due loans held for investment modified in the 12 month period prior.

	At September 30, 2024
$ in millions	30-89 Days Past Due	90+ days Past Due	Total
Commercial real estate	$—	$67	$67
Securities-based lending and Other	42	—	42
Total	$42	$67	$109
As of September 30, 2025, there were no loans held for investment that defaulted during the nine months ended September 30, 2025 that had been modified in the 12 month period prior. As of September 30, 2024 there was one commercial real estate loan held for investment with an amortized cost of $67 million that defaulted during the nine months ended September 30, 2024 that had been modified in the 12 month period prior to default.
Provision for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Loans	$6	$18	$225	$81
Lending commitments	(6)	61	106	68

September 2025 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses Rollforward and Allocation—Loans and Lending Commitments

	Nine Months Ended September 30, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$200	$140	$373	$97	$256	$1,066
Gross charge-offs	(10)	—	(99)	—	(17)	(126)
Recoveries	—	—	21	—	—	21
Net (charge-offs)/ recoveries	(10)	—	(78)	—	(17)	(105)
Provision (release)	41	55	55	26	48	225
Other	8	5	14	(1)	1	27
Ending balance	$239	$200	$364	$122	$288	$1,213
Percent of loans to total loans[1]	3%	25%	3%	28%	41%	100%
ACL—Lending commitments
Beginning balance	$507	$88	$40	$4	$17	$656
Provision (release)	93	39	(25)	—	(1)	106
Other	17	4	—	1	—	22
Ending balance	$617	$131	$15	$5	$16	$784
Total ending balance	$856	$331	$379	$127	$304	$1,997

	Nine Months Ended September 30, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$241	$153	$463	$100	$212	$1,169
Gross charge-offs	(39)	(11)	(103)	—	(2)	(155)
Recoveries	—	—	4	—	3	7
Net (charge-offs)/ recoveries	(39)	(11)	(99)	—	1	(148)
Provision (release)	24	(12)	44	(10)	35	81
Other	1	—	3	—	(2)	2
Ending balance	$227	$130	$411	$90	$246	$1,104
Percent of loans to total loans[1]	3%	21%	4%	30%	42%	100%
ACL—Lending commitments
Beginning balance	$431	$70	$26	$4	$20	$551
Provision (release)	41	19	9	—	(1)	68
Other	(1)	1	—	—	—	—
Ending balance	$471	$90	$35	$4	$19	$619
Total ending balance	$698	$220	$446	$94	$265	$1,723
CRE—Commercial real estate
SBL—Securities-based lending
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
The allowance for credit losses for loans and lending commitments increased during the nine months ended September 30, 2025, primarily related to portfolio growth in corporate loans and secured lending facilities and provisions for certain specific commercial real estate loans. Charge-offs in the current year period were primarily related to commercial real estate lending.
The base scenario used in the Firm’s ACL models as of September 30, 2025 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes modest economic growth in 2025, followed by a gradual improvement in 2026, as well as lower interest rates relative to the prior quarter forecast. The ACL models incorporate key macroeconomic variables, including U.S. real GDP growth rate. The significance of key macroeconomic variables on the ACL models varies depending on portfolio composition and economic conditions. Other key macroeconomic variables used in the ACL models include corporate credit spreads, interest rates and commercial real estate indices.
For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 9 to the financial statements in the 2024 Form 10-K.
Gross Charge-offs by Origination Year

	Three Months Ended September 30, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$—	$—	$—	$—	$(8)	$(8)
2025	(10)	—	—	—	—	(10)
2022	—	—	(2)	—	—	(2)
2021	—	—	(34)	—	(4)	(38)
Prior	—	—	(1)	—	(5)	(6)
Total	$(10)	$—	$(37)	$—	$(17)	$(64)

	Three Months Ended September 30, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(39)	$—	$—	$—	$—	$(39)
2022	—	—	(18)	—	—	(18)
Prior	—	—	(44)	—	—	(44)
Total	$(39)	$—	$(62)	$—	$—	$(101)

	Nine Months Ended September 30, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$—	$—	$—	$—	$(8)	$(8)
2025	(10)	—	—	—	—	(10)
2022	—	—	(13)	—	—	(13)
2021	—	—	(45)	—	(4)	(49)
Prior	—	—	(41)	—	(5)	(46)
Total	$(10)	$—	$(99)	$—	$(17)	$(126)

	Nine Months Ended September 30, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(39)	$—	$—	$—	$—	$(39)
2022	—	—	(18)	—	—	(18)
2021	—	—	—	—	(2)	(2)
Prior	—	(11)	(85)	—	—	(96)
Total	$(39)	$(11)	$(103)	$—	$(2)	$(155)
CRE—Commercial real estate
SBL—Securities-based lending
Selected Credit Ratios

	At September 30, 2025	At December 31, 2024
ACL for loans to total HFI loans	0.5%	0.5%
Nonaccrual HFI loans to total HFI loans	0.5%	0.4%
ACL for loans to nonaccrual HFI loans	94.7%	104.6%

61	September 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Employee Loans

$ in millions	At September 30, 2025	At December 31, 2024
Currently employed by the Firm[1]	$4,621	$4,255
No longer employed by the Firm[2]	81	83
Employee loans	$4,702	$4,338
ACL	(116)	(112)
Employee loans, net of ACL	$4,586	$4,226
Remaining repayment term, weighted average in years	5.8	5.6
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
10. Other Assets
Equity Method Investments

$ in millions	At September 30, 2025	At December 31, 2024
Investments	$2,042	$1,869

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Income (loss)	$68	$75	$189	$185
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
Japanese Securities Joint Venture

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Income (loss) from investment in MUMSS	$34	$52	$100	$128
For more information on MUMSS and other relationships with MUFG, see Note 11 to the financial statements in the 2024 Form 10-K.
Tax Equity Investments
The Firm invests in tax equity investment interests which entitle the Firm to a share of tax credits and other income tax benefits generated by the projects underlying the investments.
The Firm accounts for certain renewable energy and other tax equity investments programs using the proportional amortization method.
Tax Equity Investments under the Proportional Amortization Method

$ in millions	At September 30, 2025	At December 31, 2024
Low-income housing	$1,816	$1,787
Renewable energy and other	15	67
Total[1,2]	$1,831	$1,854
1.Amounts include unfunded equity contributions of $639 million and $613 million as of September 30, 2025 and December 31, 2024, respectively. The corresponding liabilities for the commitments to fund these equity contributions are recorded in Other liabilities and accrued expenses. The majority of these commitments are expected to be funded within 5 years.
2.Amounts exclude $48 million and $48 million as of September 30, 2025 and December 31, 2024, respectively, of tax equity investments within programs for which the Firm elected the proportional amortization method that do not meet the conditions to apply the proportional amortization method, which are accounted for as equity method investments.

Income tax credits and other income tax benefits recognized as well as proportional amortization are included in the Provision for income taxes line in the consolidated income statement and in the Depreciation and amortization line in the consolidated cash flow statement.
Net Benefits Attributable to Tax Equity Investments under the Proportional Amortization Method

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Income tax credits and other income tax benefits	$75	$74	$227	$227
Proportional amortization	(60)	(59)	(184)	(177)
Net benefits	$15	$15	$43	$50
11. Deposits
Deposits

$ in millions	At September 30, 2025	At December 31, 2024
Savings and demand deposits	$307,108	$299,898
Time deposits	98,372	76,109
Total	$405,480	$376,007
Deposits subject to FDIC insurance	$323,552	$298,351
Deposits not subject to FDIC insurance	$81,928	$77,656
Time Deposit Maturities

$ in millions	At September 30, 2025
2025	$14,034
2026	37,267
2027	20,025
2028	12,202
2029	8,135
Thereafter	6,709
Total	$98,372

September 2025 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)
12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At September 30, 2025	At December 31, 2024
Original maturities of one year or less	$7,551	$4,512
Original maturities greater than one year
Senior	$309,979	$270,594
Subordinated	14,149	13,713
Total greater than one year	$324,128	$284,307
Total	$331,679	$288,819
Weighted average stated maturity, in years[1]	6.4	6.6
1.Only includes borrowings with original maturities greater than one year.
Other Secured Financings

$ in millions	At September 30, 2025	At December 31, 2024
Original maturities:
One year or less	$13,373	$17,133
Greater than one year	8,068	4,469
Total	$21,441	$21,602
Transfers of assets accounted for as secured financings	$9,479	$10,275
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
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at September 30, 2025
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$15,253	$47,884	$77,007	$10,225	$150,369
Secured lending facilities	7,152	6,604	10,133	6,086	29,975
Commercial and Residential real estate	673	181	215	465	1,534
Securities-based lending and Other	15,349	3,929	526	459	20,263
Forward-starting secured financing receivables[1]	141,793	3,554	—	—	145,347
Central counterparty	14,298	—	—	—	14,298
Underwriting	1,422	—	—	—	1,422
Investment activities	2,533	313	76	471	3,393
Letters of credit and other financial guarantees	26	—	—	5	31
Total	$198,499	$62,465	$87,957	$17,711	$366,632
Lending commitments participated to third parties					$12,877
1.These amounts primarily include secured financing receivables yet to settle as of September 30, 2025, with settlement generally occurring within three business days. These amounts also include commitments to enter into certain collateralized financing transactions.
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 14 to the financial statements in the 2024 Form 10-K.
Guarantees

	At September 30, 2025
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,449,384	$714,985	$211,871	$560,807	$(33,866)
Standby letters of credit and other financial guarantees issued[2,3]	1,558	734	1,547	2,543	14
Liquidity facilities	2,834	—	—	—	2
Whole loan sales guarantees	61	17	—	23,077	—
Securitization representations and warranties[4]	—	—	—	94,468	—
General partner guarantees	208	109	72	20	(102)
Client clearing guarantees	2,126	—	—	—	—
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
3.As of September 30, 2025, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $59 million.
4.Related to commercial, residential mortgage and asset backed securitizations.
The Firm has obligations under certain guarantee arrangements, including contracts and indemnification agreements, that contingently require the Firm to make

63	September 2025 Form 10-Q

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

September 2025 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)
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

65	September 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
requested additional information, and the Firm is continuing to respond to them in connection with their ongoing investigation. On September 30, 2025, the Dutch Public Prosecutor served the Firm subsidiaries (Morgan Stanley Derivatives Products (Netherlands) B.V. and Morgan Stanley & Co. International plc) with indictments, bringing charges of filing false tax returns for 2007 to 2012. The Firm disputes these charges and will continue to engage with the Prosecutor as the criminal process progresses.
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
Other

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”) a purported class action complaint alleging violations of federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Firm, of two March 2021 Viacom offerings: a $1.7 billion Viacom Class B Common Stock offering and a $1 billion offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint seeks certification of the class of plaintiffs and unspecified compensatory damages and alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including the Firm, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint also alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Firm, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying motions to dismiss as to the Firm and the other underwriters, but granting the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Firm and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Firm’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification, which the defendants appealed. In February of 2025, the parties reached an agreement in principle to settle the litigation. On April 3, 2025, the court granted preliminary approval of the settlement and, on August 5, 2025, granted final approval.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Firm and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material

September 2025 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)
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

Beginning in February of 2024, Morgan Stanley Smith Barney LLC (“MSSB”) and E*TRADE Securities LLC (“E*TRADE Securities”), among others, have been named as defendants in multiple putative class actions pending in the federal district courts for the District of New Jersey and SDNY. The class action claims have been brought on behalf of brokerage, advisory and retirement account holders, alleging various contractual, fiduciary, and statutory claims (including under the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c)-(d)) that MSSB and/or E*TRADE Securities failed to pay a reasonable rate of interest on its cash sweep products. All matters pending in the SDNY (which focus solely on MSSB’s cash sweep program) were consolidated into one action styled Estate of Sherlip, et al. v. Morgan Stanley, et al. An amended class action complaint was filed on August 15, 2025. On September 12, 2025, MSSB moved to dismiss the complaint. The matters pending in the District of New Jersey (which includes claims against both MSSB and E*TRADE Securities) remain subject to requests to consolidate and appoint lead counsel. Together, the complaints seek, inter alia, certification of classes of plaintiffs, unspecified compensatory damages, equitable and injunctive relief, and treble damages. The Firm is also responding to requests from state securities regulators regarding brokerage account cash balances swept to the affiliate bank deposit program.
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At September 30, 2025		At December 31, 2024
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$237	$7	$575	$236
Investment vehicles[2]	224	35	378	189
MTOB	1,827	1,696	619	578
Other	87	3	156	4
Total	$2,375	$1,741	$1,728	$1,007
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
2.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At September 30, 2025	At December 31, 2024
Assets
Cash and cash equivalents	$20	$37
Trading assets at fair value	936	1,395
Investment securities	1,402	278
Customer and other receivables	16	16
Other assets	1	2
Total	$2,375	$1,728
Liabilities
Other secured financings	$1,703	$921
Other liabilities and accrued expenses	35	82
Borrowings	3	4
Total	$1,741	$1,007
Noncontrolling interests	$64	$42
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

67	September 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Non-consolidated VIEs

	At September 30, 2025
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$176,657	$3,295	$4,092	$4,129	$86,701
Maximum exposure to loss[3]
Debt and equity interests	$29,770	$161	$—	$2,455	$12,101
Derivative and other contracts	—	—	2,834	—	4,731
Commitments, guarantees and other	8,614	—	—	—	231
Total	$38,384	$161	$2,834	$2,455	$17,063
Carrying value of variable interests—Assets
Debt and equity interests	$29,770	$161	$—	$1,810	$12,101
Derivative and other contracts	—	—	6	—	1,814
Total	$29,770	$161	$6	$1,810	$13,915
Additional VIE assets owned[4]					$16,697
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$3	$—	$633
Total	$—	$—	$3	$—	$633

	At December 31, 2024
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$179,686	$1,621	$3,654	$3,603	$74,665
Maximum exposure to loss[3]
Debt and equity interests	$26,974	$62	$—	$2,267	$12,097
Derivative and other contracts	—	—	2,454	—	3,936
Commitments, guarantees and other	8,554	—	—	—	535
Total	$35,528	$62	$2,454	$2,267	$16,568
Carrying value of variable interests–Assets
Debt and equity interests	$26,974	$62	$—	$1,821	$12,067
Derivative and other contracts	—	—	6	—	1,772
Total	$26,974	$62	$6	$1,821	$13,839
Additional VIE assets owned[4]					$15,777
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$4	$—	$448
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At September 30, 2025		At December 31, 2024
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$14,893	$2,878	$17,316	$2,497
Commercial mortgages	42,986	9,592	82,730	8,445
U.S. agency collateralized mortgage obligations	87,668	7,719	39,317	6,260
Other consumer or commercial loans	31,110	9,581	40,323	9,772
Total	$176,657	$29,770	$179,686	$26,974
Transferred Assets with Continuing Involvement

	At September 30, 2025
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$13,509	$80,099	$14,595	$13,080
Retained interests
Investment grade	$268	$457	$530	$—
Non-investment grade	368	1,058	—	119
Total	$636	$1,515	$530	$119
Interests purchased in the secondary market[3]
Investment grade	$115	$102	$154	$—
Non-investment grade	15	21	—	—
Total	$130	$123	$154	$—
Derivative assets	$—	$—	$—	$1,409
Derivative liabilities	—	—	—	582

	At December 31, 2024
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$6,989	$78,232	$18,174	$12,725
Retained interests
Investment grade	$198	$543	$967	$—
Non-investment grade	175	923	—	71
Total	$373	$1,466	$967	$71
Interests purchased in the secondary market[3]
Investment grade	$45	$34	$79	$—
Non-investment grade	5	24	—	—
Total	$50	$58	$79	$—
Derivative assets	$—	$—	$—	$1,408
Derivative liabilities	—	—	—	400

September 2025 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)

	Fair Value At September 30, 2025
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$724	$—	$724
Non-investment grade	117	56	173
Total	$841	$56	$897
Interests purchased in the secondary market[3]
Investment grade	$371	$—	$371
Non-investment grade	15	21	36
Total	$386	$21	$407
Derivative assets	$1,409	$—	$1,409
Derivative liabilities	582	—	582

	Fair Value At December 31, 2024
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,080	$—	$1,080
Non-investment grade	71	50	121
Total	$1,151	$50	$1,201
Interests purchased in the secondary market[3]
Investment grade	$158	$—	$158
Non-investment grade	18	11	29
Total	$176	$11	$187
Derivative assets	$1,408	$—	$1,408
Derivative liabilities	400	—	400
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
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
New transactions[1]	$11,538	$7,562	$37,984	$24,160
Retained interests	5,092	850	10,332	5,041
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).
Assets Sold with Retained Exposure

$ in millions	At September 30, 2025	At December 31, 2024
Gross cash proceeds from sale of assets[1]	$98,694	$92,229
Fair value
Assets sold	$100,308	$92,580
Derivative assets recognized in the balance sheet	1,915	998
Derivative liabilities recognized in the balance sheet	303	648
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
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At September 30, 2025 and December 31, 2024, the differences between the actual and required ratios were lower under the Standardized Approach.
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

69	September 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Capital Buffer Requirements

	At September 30, 2025 and December 31, 2024
	Standardized	Advanced
Capital buffers
Capital conservation buffer	—%	2.5%
SCB	6.0%	N/A
G-SIB capital surcharge	3.0%	3.0%
CCyB[1]	—%	—%
Capital buffer requirement	9.0%	5.5%
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
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At September 30, 2025 and December 31, 2024
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	13.5%	10.0%
Tier 1 capital ratio	6.0%	15.0%	11.5%
Total capital ratio	8.0%	17.0%	13.5%
1.Required ratios represent the regulatory minimum plus the capital buffer requirement.
The Firm’s Regulatory Capital and Capital Ratios
Risk-based capital

	Standardized
$ in millions	At September 30, 2025	At December 31, 2024
Risk-based capital
CET1 capital	$81,303	$75,095
Tier 1 capital	91,036	84,790
Total capital	101,733	95,567
Total RWA	539,296	471,834
Risk-based capital ratio
CET1 capital	15.1%	15.9%
Tier 1 capital	16.9%	18.0%
Total capital	18.9%	20.3%
Required ratio[1]
CET1 capital	13.5%	13.5%
Tier 1 capital	15.0%	15.0%
Total capital	17.0%	17.0%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At September 30, 2025	At December 31, 2024
Leveraged-based capital
Adjusted average assets[1]	$1,340,745	$1,223,779
Supplementary leverage exposure[2]	1,659,985	1,517,687
Leveraged-based capital ratio
Tier 1 leverage	6.8%	6.9%
SLR	5.5%	5.6%
Required ratio[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
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

September 2025 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)
failure by the U.S. Bank Subsidiaries to meet minimum capital requirements may result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the U.S. Bank Subsidiaries’ and the Firm’s financial statements.
At September 30, 2025 and December 31, 2024, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules. Beginning on January 1, 2020, MSBNA and MSPBNA elected to defer the effect of the adoption of CECL on risk-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure calculations, over a five-year transition period. The deferral impacts began to phase in at 25% per year from January 1, 2022, were phased-in at 75% from January 1, 2024 and were fully phased-in from January 1, 2025.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At September 30, 2025		At December 31, 2024
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$25,948	19.8%	$22,165	20.1%
Tier 1 capital	8.0%	8.5%	25,948	19.8%	22,165	20.1%
Total capital	10.0%	10.5%	26,890	20.5%	22,993	20.9%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$25,948	10.5%	$22,165	9.7%
SLR	6.0%	3.0%	25,948	7.8%	22,165	7.4%
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At September 30, 2025		At December 31, 2024
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$17,613	26.8%	$16,672	26.1%
Tier 1 capital	8.0%	8.5%	17,613	26.8%	16,672	26.1%
Total capital	10.0%	10.5%	18,007	27.4%	17,004	26.6%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$17,613	7.6%	$16,672	7.7%
SLR	6.0%	3.0%	17,613	7.4%	16,672	7.5%
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
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At September 30, 2025	At December 31, 2024
Net capital	$18,526	$18,483
Excess net capital	13,135	13,883
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC, respectively, and is registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At September 30, 2025 and December 31, 2024, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
Certain other subsidiaries are also subject to various regulatory capital requirements. Such subsidiaries include the following, each of which operated with capital in excess of their respective regulatory capital requirements as of September 30, 2025 and December 31, 2024, as applicable:
•MSSB,
•MSIP,
•MSESE,
•MSMS,
•MSCS, and
•MSCG.
See Note 16 to the financial statements in the 2024 Form 10-K for further information.
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At September 30, 2025	Liquidation Preference per Share	At September 30, 2025	At December 31, 2024
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	1,000
Q	40,000	25,000	1,000	1,000
Total			$9,750	$9,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
For a description of Series A through Series Q preferred stock, see Note 17 to the financial statements in the 2024

71	September 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Form 10-K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
Share Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Repurchases of common stock under the Firm’s Share Repurchase Authorization	$1,085	$750	$3,085	$2,500
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
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2025	2024	2025	2024
Weighted average common shares outstanding, basic	1,571	1,588	1,577	1,594
Effect of dilutive RSUs and PSUs	19	21	17	18
Weighted average common shares outstanding and common stock equivalents, diluted	1,590	1,609	1,594	1,612
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	—	—	2	—
Dividends

$ in millions, except per share data	Three Months Ended September 30,
	2025		2024
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$337	$15	$400	$17
C	25	13	25	13
E	455	16	455	16
F	439	15	439	15
I	407	16	398	16
K	366	14	366	15
L	305	6	305	6
M2	29	12	30	12
N	1,957	6	2,215	6
O	266	14	266	13
P	406	16	406	17
Q	414	17	345	14
Total Preferred stock		$160		$160
Common stock	$1.00	$1,592	$0.925	$1,492

$ in millions, except per share data	Nine Months Ended September 30,
	2025		2024
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$996	$44	$1,190	$52
C	75	39	75	39
E	1,351	47	1,351	47
F	1,303	44	1,308	44
I	1,209	48	1,195	48
K	1,097	44	1,097	44
L	914	18	914	18
M2	59	24	59	24
N	5,875	18	6,726	20
O	797	41	797	41
P	1,219	48	1,219	49
Q	1,242	50	345	14
Total Preferred stock		$465		$440
Common stock	$2.85	$4,562	$2.625	$4,259
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.

September 2025 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)
Accumulated Other Comprehensive Income (Loss) Rollforward

	Three Months Ended September 30, 2025
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,164)	$(2,173)	$(579)	$(1,995)	$(2)	$(5,913)
OCI activity:
Pre-Tax Gain (Loss)	29	462	(1)	(1,125)	15	(620)
Tax effect	(50)	(111)	—	273	(3)	109
After-tax Gain (Loss)	(21)	351	(1)	(852)	12	(511)
Non-Controlling Interests	(22)	—	—	(19)	—	(41)
OCI Activity	1	351	(1)	(833)	12	(470)
Reclassified to Earnings:
Pre-tax Reclass.	—	(3)	6	5	40	48
Tax effect	—	1	(1)	(1)	(10)	(11)
Reclass. After-tax	—	(2)	5	4	30	37
Net OCI Activity	1	349	4	(829)	42	(433)
Ending Balance	$(1,163)	$(1,824)	$(575)	$(2,824)	$40	$(6,346)

	Three Months Ended September 30, 2024
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,355)	$(2,917)	$(582)	$(1,894)	$(12)	$(6,760)
OCI activity:
Pre-Tax Gain (Loss)	124	947	1	(234)	33	871
Tax effect	160	(224)	—	57	(8)	(15)
After-tax Gain (Loss)	284	723	1	(177)	25	856
Non-Controlling Interests	100	—	—	(5)	—	95
OCI Activity	184	723	1	(172)	25	761
Reclassified to Earnings:
Pre-tax Reclass.	—	—	5	4	11	20
Tax effect	—	—	(3)	(2)	(2)	(7)
Reclass. After-tax	—	—	2	2	9	13
Net OCI Activity	184	723	3	(170)	34	774
Ending Balance	$(1,171)	$(2,194)	$(579)	$(2,064)	$22	$(5,986)

	Nine Months Ended September 30, 2025
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,477)	$(2,573)	$(583)	$(2,146)	$(35)	$(6,814)
OCI activity:
Pre-Tax Gain (Loss)	4	1,008	(2)	(922)	28	116
Tax effect	367	(241)	—	225	(6)	345
After-tax Gain (Loss)	371	767	(2)	(697)	22	461
Non-Controlling Interests	57	—	—	(6)	—	51
OCI Activity	314	767	(2)	(691)	22	410
Reclassified to Earnings:
Pre-tax Reclass.	—	(24)	16	17	70	79
Tax effect	—	6	(6)	(4)	(17)	(21)
Reclass. After-tax	—	(18)	10	13	53	58
Net OCI Activity	314	749	8	(678)	75	468
Ending Balance	$(1,163)	$(1,824)	$(575)	$(2,824)	$40	$(6,346)

	Nine Months Ended September 30, 2024
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,153)	$(3,094)	$(595)	$(1,595)	$16	$(6,421)
OCI activity:
Pre-Tax Gain (Loss)	(5)	1,229	6	(630)	(26)	574
Tax effect	(26)	(291)	—	151	6	(160)
After-tax Gain (Loss)	(31)	938	6	(479)	(20)	414
Non-Controlling Interests	(13)	—	—	6	—	(7)
OCI Activity	(18)	938	6	(485)	(20)	421
Reclassified to Earnings:
Pre-tax Reclass.	—	(50)	15	21	34	20
Tax effect	—	12	(5)	(5)	(8)	(6)
Reclass. After-tax	—	(38)	10	16	26	14
Net OCI Activity	(18)	900	16	(469)	6	435
Ending Balance	$(1,171)	$(2,194)	$(579)	$(2,064)	$22	$(5,986)
17. Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Interest income
Cash and cash equivalents	$608	$680	$1,894	$2,316
Investment securities	1,379	1,335	3,983	3,809
Loans	3,620	3,557	10,406	10,345
Securities purchased under agreements to resell[1]	3,837	3,580	11,033	9,121
Securities borrowed[2]	1,701	1,384	4,990	4,118
Trading assets, net of Trading liabilities	1,593	1,577	4,605	4,490
Customer receivables and Other	2,718	2,072	7,198	6,445
Total interest income	$15,456	$14,185	$44,109	$40,644
Interest expense
Deposits	$2,823	$2,751	$7,948	$7,777
Borrowings	3,181	3,434	9,398	9,985
Securities sold under agreements to repurchase[3]	3,394	2,994	9,824	8,120
Securities loaned[4]	864	274	2,318	767
Customer payables and Other	2,703	2,536	7,430	7,936
Total interest expense	$12,965	$11,989	$36,918	$34,585
Net interest	$2,491	$2,196	$7,191	$6,059
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
Accrued Interest

$ in millions	At September 30, 2025	At December 31, 2024
Customer and other receivables	$4,126	$3,322
Customer and other payables	4,395	3,938

73	September 2025 Form 10-Q

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
19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended September 30, 2025
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,108	$204	$—	$(46)	$2,266
Trading	4,681	338	(15)	16	5,020
Investments	176	41	157	—	374
Commissions and fees[1]	796	766	—	(89)	1,473
Asset management[1,2]	192	4,789	1,534	(74)	6,441
Other	53	105	3	(2)	159
Total non-interest revenues	8,006	6,243	1,679	(195)	15,733
Interest income	11,506	4,151	12	(213)	15,456
Interest expense	10,989	2,160	40	(224)	12,965
Net interest	517	1,991	(28)	11	2,491
Net revenues	$8,523	$8,234	$1,651	$(184)	$18,224
Provision for credit losses	$1	$(1)	$—	$—	$—
Compensation and benefits	2,422	4,388	632	—	7,442
Non-compensation expenses[3]	2,918	1,348	655	(167)	4,754
Total non-interest expenses	$5,340	$5,736	$1,287	$(167)	$12,196
Income before provision for income taxes	3,182	2,499	364	(17)	6,028
Provision for income taxes	672	610	95	(4)	1,373
Net income	2,510	1,889	269	(13)	4,655
Net income applicable to noncontrolling interests	42	—	3	—	45
Net income applicable to Morgan Stanley	$2,468	$1,889	$266	$(13)	$4,610
Pre-tax margin[4]	37%	30%	22%	N/M	33%

	Three Months Ended September 30, 2024
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,463	$167	$—	$(40)	$1,590
Trading	3,708	300	(24)	18	4,002
Investments	179	13	123	—	315
Commissions and fees[1]	760	609	—	(75)	1,294
Asset management[1,2]	167	4,266	1,384	(70)	5,747
Other	99	141	3	(4)	239
Total non-interest revenues	6,376	5,496	1,486	(171)	13,187
Interest income	10,423	4,148	33	(419)	14,185
Interest expense	9,984	2,374	64	(433)	11,989
Net interest	439	1,774	(31)	14	2,196
Net revenues	$6,815	$7,270	$1,455	$(157)	$15,383
Provision for credit losses	$68	$11	$—	$—	$79
Compensation and benefits	2,271	3,868	594	—	6,733
Non-compensation expenses[3]	2,565	1,331	601	(147)	4,350
Total non-interest expenses	$4,836	$5,199	$1,195	$(147)	$11,083
Income before provision for income taxes	1,911	2,060	260	(10)	4,221
Provision for income taxes	438	492	67	(2)	995
Net income	1,473	1,568	193	(8)	3,226
Net income applicable to noncontrolling interests	37	—	1	—	38
Net income applicable to Morgan Stanley	$1,436	$1,568	$192	$(8)	$3,188
Pre-tax margin[4]	28%	28%	18%	N/M	27%

	Nine Months Ended September 30, 2025
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$5,207	$537	$—	$(123)	$5,621
Trading	14,144	759	(78)	51	14,876
Investments	481	99	551	—	1,131
Commissions and fees[1]	2,479	2,149	—	(249)	4,379
Asset management[1,2]	566	13,596	4,419	(224)	18,357
Other	821	382	8	(11)	1,200
Total non-interest revenues	23,698	17,522	4,900	(556)	45,564
Interest income	32,719	12,110	45	(765)	44,109
Interest expense	31,268	6,307	140	(797)	36,918
Net interest	1,451	5,803	(95)	32	7,191
Net revenues	$25,149	$23,325	$4,805	$(524)	$52,755
Provision for credit losses	$260	$71	$—	$—	$331
Compensation and benefits[3]	7,706	12,534	1,913	—	22,153
Non-compensation expenses[3]	8,609	4,070	1,882	(484)	14,077
Total non-interest expenses	$16,315	$16,604	$3,795	$(484)	$36,230
Income before provision for income taxes	8,574	6,650	1,010	(40)	16,194
Provision for income taxes	1,840	1,529	233	(9)	3,593
Net income	6,734	5,121	777	(31)	12,601
Net income applicable to noncontrolling interests	133	—	4	—	137
Net income applicable to Morgan Stanley	$6,601	$5,121	$773	$(31)	$12,464
Pre-tax margin[4]	34%	29%	21%	N/M	31%

September 2025 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2024
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$4,529	$483	$—	$(98)	$4,914
Trading	12,338	638	(34)	43	12,985
Investments	282	56	271	—	609
Commissions and fees[1]	2,135	1,770	—	(201)	3,704
Asset management[1,2]	484	12,084	4,072	(200)	16,440
Other	343	483	10	(9)	827
Total non-interest revenues	20,111	15,514	4,319	(465)	39,479
Interest income	29,642	12,147	86	(1,231)	40,644
Interest expense	28,940	6,719	187	(1,261)	34,585
Net interest	702	5,428	(101)	30	6,059
Net revenues	$20,813	$20,942	$4,218	$(435)	$45,538
Provision for credit losses	$124	$25	$—	$—	$149
Compensation and benefits[3]	6,905	11,257	1,727	—	19,889
Non-compensation expenses[3]	7,476	3,973	1,768	(407)	12,810
Total non-interest expenses	$14,381	$15,230	$3,495	$(407)	$32,699
Income before provision for income taxes	6,308	5,687	723	(28)	12,690
Provision for income taxes	1,406	1,313	172	(6)	2,885
Net income	4,902	4,374	551	(22)	9,805
Net income applicable to noncontrolling interests	127	—	2	—	129
Net income applicable to Morgan Stanley	$4,775	$4,374	$549	$(22)	$9,676
Pre-tax margin[4]	30%	27%	17%	N/M	28%
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
3.The significant expense categories and amounts align with the segment-level information that is regularly provided to the Firm’s chief operating decision maker (“CODM”).
4.Pre-tax margin represents income before provision for income taxes as a percentage of net revenues.
For a discussion about the Firm’s business segments, see Note 22 to the financial statements in the 2024 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Institutional Securities Advisory	$684	$546	$1,755	$1,599
Institutional Securities Underwriting	1,424	917	3,452	2,930
Firm Investment banking revenues from contracts with customers	83%	91%	84%	90%
Trading Revenues by Product Type

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Interest rate	$1,039	$1,450	$3,448	$4,771
Foreign exchange	303	352	1,487	893
Equity[1]	3,225	2,100	9,239	6,726
Commodity and other	803	451	1,673	1,528
Credit	(350)	(351)	(971)	(933)
Total	$5,020	$4,002	$14,876	$12,985
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At September 30, 2025	At December 31, 2024
Net cumulative unrealized performance-based fees at risk of reversing	$924	$796
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Fee waivers	$29	$25	$85	$70
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
Other Expenses—Transaction Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Transaction taxes	$376	$217	$945	$658
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are

75	September 2025 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Americas	$13,663	$11,557	$39,113	$34,392
EMEA	1,939	1,828	6,372	5,525
Asia	2,622	1,998	7,270	5,621
Total	$18,224	$15,383	$52,755	$45,538
For a discussion about the Firm’s geographic net revenues, see Note 22 to the financial statements in the 2024 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2025	2024	2025	2024
Non-interest revenues	$697	$566	$1,614	$1,416
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At September 30, 2025	At December 31, 2024
Customer and other receivables	$2,776	$2,628
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At September 30, 2025	At December 31, 2024
Institutional Securities	$928,131	$796,608
Wealth Management	418,992	400,848
Investment Management	17,683	17,615
Total[1]	$1,364,806	$1,215,071
1. Parent assets have been fully allocated to the business segments.

September 2025 Form 10-Q	76

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30,
	2025			2024
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Cash and cash equivalents:
U.S.	$49,585	$407	3.3%	$39,915	$405	4.0%
Non-U.S.	46,120	201	1.7%	43,911	275	2.5%
Investment securities[1]	166,501	1,379	3.3%	158,115	1,335	3.4%
Loans[1]	263,730	3,620	5.4%	229,399	3,557	6.2%
Securities purchased under agreements to resell2:
U.S.	69,372	2,727	15.6%	76,150	2,069	10.8%
Non-U.S.	41,496	1,110	10.6%	47,101	1,511	12.8%
Securities borrowed3:
U.S.	120,238	1,649	5.4%	109,809	1,289	4.7%
Non-U.S.	20,995	52	1.0%	18,388	95	2.1%
Trading assets, net of Trading liabilities:
U.S.	111,643	1,330	4.7%	111,904	1,317	4.7%
Non-U.S.	24,810	263	4.2%	19,250	260	5.4%
Customer receivables and Other:
U.S.	70,117	2,158	12.2%	55,738	1,506	10.7%
Non-U.S.	20,060	560	11.1%	15,710	566	14.3%
Total	$1,004,667	$15,456	6.1%	$925,390	$14,185	6.1%
Interest bearing liabilities
Deposits[1]	$391,352	$2,823	2.9%	$350,784	$2,751	3.1%
Borrowings[1,4]	312,311	3,181	4.0%	274,562	3,434	5.0%
Securities sold under agreements to repurchase5,7:
U.S.	15,240	2,144	55.8%	14,484	1,413	38.8%
Non-U.S.	53,878	1,250	9.2%	52,804	1,581	11.9%
Securities loaned[6,7]:
U.S.	9,466	628	26.3%	11,507	34	1.2%
Non-U.S.	7,770	236	12.1%	5,837	240	16.4%
Customer payables and Other:
U.S.	137,417	1,900	5.5%	140,966	1,622	4.6%
Non-U.S.	66,891	803	4.8%	60,460	914	6.0%
Total	$994,325	$12,965	5.2%	$911,404	$11,989	5.2%
Net interest income and net interest rate spread		$2,491	0.9%		$2,196	0.9%

	Nine Months Ended September 30,
	2025			2024
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Cash and cash equivalents:
U.S.	$51,847	$1,268	3.3%	$45,116	$1,486	4.4%
Non-U.S.	44,047	626	1.9%	43,953	830	2.5%
Investment securities[1]	162,383	3,983	3.3%	155,737	3,809	3.3%
Loans[1]	252,810	10,406	5.5%	224,134	10,345	6.2%
Securities purchased under agreements to resell[2]:
U.S.	70,131	7,488	14.3%	62,127	5,259	11.3%
Non-U.S.	43,331	3,545	10.9%	48,678	3,862	10.6%
Securities borrowed[3]:
U.S.	119,056	4,799	5.4%	108,510	3,798	4.7%
Non-U.S.	19,321	191	1.3%	18,817	320	2.3%
Trading assets, net of Trading liabilities:
U.S.	111,744	3,905	4.7%	106,242	3,783	4.8%
Non-U.S.	23,039	700	4.1%	14,628	707	6.5%
Customer receivables and Other:
U.S.	62,936	5,614	11.9%	52,726	4,759	12.1%
Non-U.S.	17,899	1,584	11.8%	15,791	1,686	14.3%
Total	$978,544	$44,109	6.0%	$896,459	$40,644	6.1%
Interest bearing liabilities
Deposits[1]	$379,031	$7,948	2.8%	$347,548	$7,777	3.0%
Borrowings[1,4]	299,973	9,398	4.2%	261,239	9,985	5.1%
Securities sold under agreements to repurchase[5,7]:
U.S.	17,504	5,929	45.3%	19,104	3,928	27.6%
Non-U.S.	52,571	3,895	9.9%	55,603	4,192	10.1%
Securities loaned[6,7]:
U.S.	9,967	1,621	21.7%	9,355	75	1.1%
Non-U.S.	7,103	697	13.1%	6,889	692	13.5%
Customer payables and Other:
U.S.	130,464	5,117	5.2%	133,046	5,148	5.2%
Non-U.S.	62,652	2,313	4.9%	61,571	2,788	6.1%
Total	$959,265	$36,918	5.1%	$894,355	$34,585	5.2%
Net interest income and net interest rate spread		$7,191	0.9%		$6,059	0.9%
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

77	September 2025 Form 10-Q

Glossary of Common Terms and Acronyms

2024 Form 10-K	Annual report on Form 10-K for year ended December 31, 2024 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CET1	Common Equity Tier 1
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRE	Commercial real estate
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
DCP	Employee deferred cash-based compensation plans linked to investment performance
DCP investments	Investments associated with certain DCP
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVO	Fair value option
G-SIB	Global systemically important bank
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IM	Investment Management
Income statement	Consolidated income statement

IRS	Internal Revenue Service
IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles in the U.S.
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. Bank Subsidiaries	MSBNA and MSPBNA
U.S. GAAP	Accounting principles generally accepted in the U.S.
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

September 2025 Form 10-Q	78

Controls and Procedures
Under the supervision and with the participation of the Firm’s management, including the Chief Executive Officer and Chief Financial Officer, the Firm conducted an evaluation of the effectiveness of the Firm’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Firm’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Shares Purchased as Part of Share Repurchase Authorization[3,4]	Dollar Value of Remaining Authorized Repurchase
July	2,335,883	$141.74	2,267,500	$19,679
August	2,917,652	$143.53	2,572,433	$19,309
September	2,622,552	$151.35	2,600,099	$18,915
Three Months Ended September 30, 2025	7,876,087	$145.60	7,440,032
1.Includes 436,055 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended September 30, 2025.
2.Excludes excise tax of $10 million levied on share repurchases, net of issuances, payable in April 2026.
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

Other Information
None.
Exhibits

Exhibit No.	Description
4.1	Form of Master Note for Morgan Stanley Global Medium-Term Notes, Series I (Exhibit 4.1 to Morgan Stanley’s current report on Form 8-K dated September 23, 2025).
4.2
Form of Master Note for Morgan Stanley Finance LLC Global Medium-Term Notes, Series A (Fully and Unconditionally Guaranteed by Morgan Stanley) (Exhibit 4.2 to Morgan Stanley’s current report on Form 8-K dated September 23, 2025).

15	Letter of awareness from Deloitte & Touche LLP, dated November 3, 2025, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ VICTORIA WORSTER
Victoria Worster Chief Accounting Officer and Controller
Date: November 3, 2025

79	September 2025 Form 10-Q