Form 10-K
period 2025-12-31
MORGAN STANLEY
filed 2026-02-19
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements.                ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).  Yes  ☐  No  ☒
As of June 30, 2025, the aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant was approximately $217,968,854,713. This calculation does not reflect a determination that persons are affiliates for any other purposes.
As of January 31, 2026, there were 1,587,860,206 shares of the Registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference: Portions of the Registrant’s definitive proxy statement for its 2026 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2025

Table of Contents	Part	Item	Page
6. Derivative Instruments and Hedging Activities			107
7. Investment Securities			111
8. Collateralized Transactions			112
9. Loans, Lending Commitments and Related Allowance for Credit Losses			115
10. Goodwill and Intangible Assets			119
11. Other Assets and Leases			119
12. Deposits			120
13. Borrowings and Other Secured Financings			121
14. Commitments, Guarantees and Contingencies			122
15. Variable Interest Entities and Securitization Activities			128
16. Regulatory Requirements			132
17. Total Equity			135
18. Interest Income and Interest Expense			137
19. Deferred Compensation Plans and Carried Interest Compensation			137
20. Employee Benefit Plans			138
21. Income Taxes			141
22. Segment, Geographic and Revenue Information			142
23. Parent Company			145
Financial Data Supplement (Unaudited)			148
Glossary of Common Terms and Acronyms			151
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		9	152
Controls and Procedures		9A	152
Other Information		9B	154
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections		9C	154
Unresolved Staff Comments	I	1B	154
Properties		2	154
Legal Proceedings		3	154
Mine Safety Disclosures		4	154
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II	5	154
Directors, Executive Officers and Corporate Governance	III	10	155
Executive Compensation		11	155
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		12	155
Certain Relationships and Related Transactions and Director Independence		13	156
Principal Accountant Fees and Services		14	156
Exhibits and Financial Statement Schedules	IV	15	156
Form 10-K Summary		16	159
Signatures			160
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
•technological changes instituted by us, our competitors or counterparties, and technological risks, including risks associated with new technologies (such as generative artificial intelligence), business continuity and related operational risks, including breaches or other disruptions of our or a third party’s (or third-parties thereof) operations or systems;
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
•uncertainty concerning fiscal or monetary policies established by central banks and financial regulators, debt ceilings or funding;
•changes to global trade policies, tariffs, trade sanctions and investment restrictions;
•legal and regulatory actions, including pending, threatened or future litigation and enforcement, and other non-financial risks in the U.S. and worldwide;
•changes in tax laws and regulations globally;
•the effectiveness of our risk management processes and related controls;
•our ability to effectively respond to an economic downturn, or other market disruptions;
•the effect of social, economic, and political conditions and geopolitical uncertainty or events, including as a result of government shutdowns, changes as a result of global elections, including changes in U.S. presidential administrations or Congress, sovereign risk, acts of war or aggression, and terrorist activities or military actions;
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

4

Business
Overview
We are a global financial services firm that, through our subsidiaries and affiliates, advises, and originates, trades, manages and distributes capital for governments, institutions and individuals. We were originally incorporated under the laws of the State of Delaware in 1981, and our predecessor companies date back to 1924. We are a financial holding company (“FHC”) regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”). We conduct our business from our headquarters in and around New York City, our regional offices and branches throughout the U.S. and our principal offices in London, Frankfurt, Tokyo, Hong Kong and other world financial centers. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Firm,” “us,” “we” and “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout the 2025 Form 10-K.
Financial information concerning us, our business segments and geographic regions for each of the years ended December 31, 2025, December 31, 2024, and December 31, 2023 is included in “Financial Statements and Supplementary Data.”
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
Competition
All aspects of our businesses are highly competitive, and we expect them to remain so. We compete in the U.S. and globally for clients, market share and human talent. Operating within the financial services industry on a global basis presents, among other things, technological, risk management, regulatory, infrastructure and other challenges that require effective resource allocation in order for us to remain competitive. Our competitive position depends on a number of factors, including our reputation, client experience, the quality and consistency of our long-term investment performance, innovation, execution, relative pricing and other factors, including entering into new or expanding current businesses as a result of acquisitions and other strategic initiatives. Our ability to sustain or improve our competitive position also depends substantially on our ability to continue to attract and retain highly qualified employees while managing compensation and other costs. We compete with commercial banks, global investment banks, regional banks, broker-dealers, private banks, registered investment advisers, digital investing platforms, traditional and alternative asset managers, financial technology firms and other companies offering financial and ancillary services in the U.S. and globally. In addition, restrictive laws and regulations applicable to certain global financial services institutions may prohibit us from engaging in certain transactions, impose more stringent capital and liquidity requirements, and increase costs, and can put us at a competitive disadvantage to competitors in certain businesses not subject to these same requirements. See also “Supervision and Regulation” herein and “Risk Factors.”
There is increased competition in the U.S. and globally driven by established financial services firms and emerging firms, including non-financial companies and business models focusing on technology innovation, such as tokenization, competing for the same clients and/or assets, or offering similar products and services to retail and/or institutional customers. It is also possible that competition may become even more intense as we continue to compete with financial or other institutions that may be, or may become, larger, or better capitalized, or may have a stronger local presence and longer operating history in certain geographies or products. Many of these firms have the ability to offer a wide range of products and services through different platforms, or may acquire additional businesses, that may enhance their competitive position and could result in additional pricing pressure on our businesses.
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
We also continue to experience price competition in our Institutional Securities business segment’s products. In particular, the ability to execute securities, derivatives and other financial instrument trades electronically on exchanges, swap execution facilities and other automated trading platforms, and the introduction and application of new technologies, including generative artificial intelligence and tokenization, will likely continue the pressure on our revenues. The trend toward direct access to automated, electronic markets will likely continue as additional markets move to automated trading platforms.
Our Wealth Management business segment is primarily in the U.S., and our ability to effectively compete against many of

5	December 2025 Form 10-K

our competitors across different channels (i.e., advisor led, workplace and digital direct) is affected by multiple factors including our brand and reputation, the breadth, depth and pricing of our product offerings and our technology supporting evolving client needs, including generative artificial intelligence and tokenization.
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
Capital Requirements.  The Federal Reserve establishes capital requirements largely based on the Basel III capital standards established by the Basel Committee on Banking Supervision (“Basel Committee”), including well-capitalized standards, for large BHCs and evaluates our compliance with such requirements. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and well-capitalized standards for Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (together, our “U.S. Bank Subsidiaries”).
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

December 2025 Form 10-K	6

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
Our most recent resolution plan, which was a targeted resolution plan, was submitted on June 30, 2025. Our next resolution plan is due July 2027. Further, we submit an annual recovery plan to the Federal Reserve that outlines the steps that management could take over time to generate or conserve financial resources in times of prolonged financial stress.
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

7	December 2025 Form 10-K

orderly resolution in the event of material financial distress or failure of the IDI. The first submission for our U.S. Bank Subsidiaries under this rule will be in 2026 and will include targeted information.
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
Our U.S. Bank Subsidiaries and certain of their subsidiaries are subject to Sections 23A and 23B of the Federal Reserve Act, which impose restrictions on certain transactions with affiliates, including any extension of credit to, or purchase of assets from, an affiliate. These restrictions limit the total amount of credit exposure that our U.S. Bank Subsidiaries and certain of their subsidiaries may have to any one affiliate and to all affiliates and require collateral for those exposures. Section 23B requires affiliate transactions to be on market terms.
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

December 2025 Form 10-K	8

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

9	December 2025 Form 10-K

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

December 2025 Form 10-K	10

to comply with these and related applicable requirements in all relevant jurisdictions.
For additional information on our cybersecurity strategy and processes, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk—Cybersecurity.”
Human Capital
Employees and Culture
Morgan Stanley operates as an Integrated Firm, and our employees are guided by our four pillars of Strategy, Culture, Financial Strength and Growth. These pillars reinforce our shared purpose and inform how we serve clients, support one another and deliver for shareholders. Our culture of rigor, humility and partnership defines how we operate across businesses and geographies.
Our employees are our most important asset. As of December 31, 2025, we had approximately 83 thousand employees across 42 countries, whom we depend upon to drive the value Morgan Stanley delivers to our clients and shareholders worldwide. To facilitate talent attraction and retention, we strive to make Morgan Stanley a meritocratic and inclusive workplace that offers opportunities for our employees to grow and develop in their career. We support our employees with competitive compensation, benefits, and health and wellbeing programs.
Our clearly defined and long-standing core values guide decision-making aligned with the expectations of our employees, clients, shareholders, regulators, directors and the communities in which we operate. Our Code of Conduct is central to our expectation that employees embody our culture and values. Every new hire and every employee annually is required to certify to their understanding of and adherence to the Code of Conduct. We also invite employee feedback on our culture and workplace through our ongoing employee engagement surveys. For a further discussion of the culture, values and conduct of employees, see “Quantitative and Qualitative Disclosures about Risk—Risk Management.”
Talent Development and Employee Representation

We are committed to the continuous development of our employees. Our talent development programs are designed to provide employees with the resources to help them achieve their career goals, build management skills and lead their organizations. We believe supporting employee development and growth contributes to long-term retention.

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

11	December 2025 Form 10-K

Human Capital Metrics

Category	Metric		At December 31, 2025
Employees	Employees by geography (thousands)	Americas	54
		Asia	19
		EMEA	10
Culture	Employee engagement[1]	% Proud to work at Morgan Stanley	93%
Employee Representation	Global gender representation	% Women	40%
		% Women officer[2]	30%
	U.S. ethnic diversity representation	% Ethnically diverse[3]	36%
		% Ethnically diverse officer[2,3]	29%
Retention	Voluntary attrition in 2025	% Global	9%
	Tenure	Management Committee average length of service (years)	25
		All employees average length of service (years)	7
Compensation	Compensation and benefits	Total compensation and benefits expense in 2025 (millions)	$29,216
1.The percentage disclosed is based on the 2025 biennial employee engagement survey results, which reflect responses from 90% of employees.
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
Information about Our Executive Officers
The executive officers of Morgan Stanley and their age and titles as of February 19, 2026 are set forth below. Business experience is provided in accordance with SEC rules.
Mandell L. Crawley (50). Executive Vice President (since February 2021) and Chief Client Officer of Morgan Stanley (since January 2025). Chief Human Resources Officer (February 2021 to January 2025). Head of Private Wealth Management (June 2017 to January 2021). Chief Marketing Officer (September 2014 to June 2017). Head of National Business Development and Talent Management for Wealth Management (June 2011 to September 2014). Divisional Business Development Officer (May 2010 to June 2011). Regional Business Development Officer (May 2009 to May 2010). Head of Field Sales and Marketing (February 2008 to May 2009). Head of Fixed Income Capital Markets Sales and Distribution for Wealth Management (April 2004 to February 2008).
Eric F. Grossman (59). Executive Vice President and Chief Legal Officer of Morgan Stanley (since January 2012) and Chief Administrative Officer (since July 2022). Global Head of Legal (September 2010 to January 2012). Global Head of Litigation (January 2006 to September 2010) and General Counsel of the Americas (May 2009 to September 2010). General Counsel of Wealth Management (November 2008 to September 2010). Partner at the law firm of Davis Polk & Wardwell LLP (June 2001 to December 2005).
Edward Pick (57). Chairman of the Board of Directors of Morgan Stanley (since January 2025) and Chief Executive
Officer of Morgan Stanley (since January 2024). Co-President and Co-Head of Corporate Strategy (June 2021 to December 2023). Head of Institutional Securities (July 2018 to December 2023). Global Head of Sales and Trading (October 2015 to July 2018). Head of Global Equities (March 2011 to October 2015). Co-Head of Global Equities (April 2009 to March 2011). Co-Head of Global Capital Markets (July 2008 to April 2009). Co-Head of Global Equity Capital Markets (December 2005 to July 2008).

Michael A. Pizzi (51). Executive Vice President and Head of Technology and Operations (since January 2025), and Head of U.S. Banks and Head of Technology of Morgan Stanley (from January 2023 to January 2025). Chairman and CEO of Morgan Stanley Private Bank, National Association and Morgan Stanley Bank, N.A. (from June 2021 to January 2025). Head of Digital Direct and Co‐Head of Equity Administration for Wealth Management (from October 2020 to June 2021). Chief Executive Officer of E*TRADE Financial Corporation (from August 2019 to October 2020) prior to its acquisition by Morgan Stanley in 2020.

Andrew M. Saperstein (59). Co-President of Morgan Stanley (since June 2021). Head of Wealth Management (April 2019 to December 2023). Co-Head of Wealth Management (January 2016 to April 2019). Co-Chief Operating Officer of Institutional Securities (March 2015 to January 2016). Head of Investment Products and Services (June 2012 to March 2015).
Daniel A. Simkowitz (60). Co-President of Morgan Stanley (since January 2024). Head of Investment Management (October 2015 to December 2023) and Co-Head of Corporate Strategy (June 2021 to December 2023). Co-Head of Global Capital Markets (March 2013 to September 2015). Chairman of Global Capital Markets (November 2009 to March 2013). Managing Director in Global Capital Markets (December 2000 to November 2009).
Charles A. Smith (59). Executive Vice President and Chief Risk Officer of Morgan Stanley (since May 2023). Head of Institutional Securities Business Development (March 2017 to May 2023). Chief Financial Officer of Institutional Securities (August 2012 to March 2017). President of Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (September 2011 to August 2012). Head of Firm Strategy and Execution (May 2008 to September 2011). Managing Director in the Investment Banking Division (December 2005 to May 2008).
Sharon Yeshaya (46). Executive Vice President and Chief Financial Officer of Morgan Stanley (since June 2021). Head of Investor Relations (June 2016 to May 2021). Chief of Staff in the Office of the Chairman and CEO (January 2015 to May 2016). Co-Head of New Product Origination for Derivative Structured Products (December 2012 to December 2014).

December 2025 Form 10-K	12

Risk Factors
For a discussion of the risks and uncertainties that may affect our future results and strategic objectives, see “Forward-Looking Statements” preceding “Business” and “Return on Tangible Common Equity Goal” in “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our results of operations have been in the past and may, in the future, be materially affected by global financial market and economic conditions, including, in particular, by periods of low or slowing economic growth in the United States and other major markets, both directly and indirectly through their impact on client activity levels. These include the level and volatility of equity, fixed income and commodity prices; the level, term structure and volatility of interest rates; inflation, currency values and unemployment rates; the level of other market indices; fiscal or monetary policies established by governments, central banks and financial regulators; and uncertainty concerning the future path of interest rates, government shutdowns, debt ceilings or funding, which may be driven by economic conditions, recessionary fears, market uncertainty or lack of confidence among investors and clients due to the effects of widespread events such as global pandemics, natural disasters, climate-related incidents, acts of war or aggression, geopolitical instability, changes as a result of global elections, including changes in U.S. presidential administrations or Congress, changes to global trade policies, supply chain complications and the implementation of tariffs, protectionist trade policies, trade sanctions or investment restrictions and other factors, or a combination of these or other factors.
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

13	December 2025 Form 10-K

predict, and we could realize significant losses if extreme market events were to occur.
Significant changes to interest rates could adversely affect our results of operations.
Our net interest income is sensitive to changes in interest rates, generally resulting in higher net interest income in higher interest rate scenarios and lower net interest income in lower interest rate scenarios. The level and pace of interest rate changes, along with other developments, such as pricing changes to certain deposit types due to various competitive dynamics and alternative cash-equivalent products available to depositors, have in the past impacted, and could again impact, client preferences, including cash allocation, and the pace of reallocation of client balances, resulting in changes in the deposit mix and associated interest expense, as well as client demand for loans. These factors have in the past adversely affected, and may in the future adversely affect, our results of operations, including our net interest income.
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
Our valuations related to, and reserves for losses on, credit exposures rely on complex models, estimates and subjective judgments about the future. While we believe current valuations and reserves adequately address our perceived levels of risk, future economic conditions, including U.S. real GDP growth rate, credit spreads, interest rates and changes in real estate and other asset values, that differ from or are more severe than forecast, inaccurate models or assumptions, or external factors, such as geopolitical events, changes in international trade policies, global pandemics or natural disasters, could lead to inaccurate measurement of or deterioration of credit quality of our borrowers and counterparties or the value of collateral and result in unexpected losses. We may also incur higher-than-anticipated credit losses as a result of (i) disputes with counterparties over the valuation of collateral or (ii) actions taken by other lenders that may negatively impact the valuation of collateral. In cases where we foreclose on collateral, sudden declines in the value or liquidity of collateral may result in significant losses to us despite our (i) credit monitoring, (ii) over-collateralization, (iii) ability to call for additional collateral or (iv) ability to force repayment of the underlying obligation, especially where there is a single type of collateral supporting the obligation. Certain of our credit exposures may be concentrated by counterparty, product, sector, portfolio, industry or geographic region. Although our models and estimates account for correlations among related types of exposures, a change in the market or economic environment for a concentrated product or an external factor impacting a concentrated counterparty, sector, portfolio, industry or geographic region may result in credit losses in excess of amounts forecast. For further information regarding our country risk exposure, see also “Quantitative and Qualitative Disclosures about Risk—Country Risk.”
In addition, as a clearing member of several central counterparties, we are responsible for the defaults or misconduct of our customers and could incur financial losses in the event of default by other clearing members. Although

December 2025 Form 10-K	14

we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.
A default by a large financial institution or financial services firm could adversely affect financial markets.
The commercial soundness of many financial institutions and certain other large financial services firms may be closely interrelated as a result of credit, trading, clearing or other relationships among such entities. Increased centralization of trading activities through particular clearinghouses, agent banks or exchanges may increase our concentration of risk with respect to these entities. As a result, concerns about, or a default or threatened default by, one or more such entities could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions, or require financial commitments to multilateral actions intended to support market stability. This is sometimes referred to as systemic risk and may adversely affect financial intermediaries, such as clearinghouses, clearing agencies, exchanges, banks and securities firms, with which we interact on a daily basis and, therefore, could adversely affect us. See also “Systemic Risk Regime” under “Business—Supervision and Regulation—Financial Holding Company.”
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, human factors (e.g., inappropriate or unlawful conduct) or external events (e.g., cyberattacks or third-party vulnerabilities) that may manifest as, for example, loss of information, business disruption, theft and fraud, legal, regulatory and compliance risks, or damage to physical assets. We may experience operational risk events across the full scope of our business activities, including revenue-generating activities and support and control groups (e.g., information technology (“IT”) and trade processing). Legal, regulatory and compliance risk is included in the scope of operational risk and is discussed below under “Legal, Regulatory and Compliance Risk.” For more information on how we monitor and manage operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk.”
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
As a major participant in the global capital markets, we face the risk of incorrect valuation or risk management of our trading positions due to flaws in data, models, electronic trading systems or processes, or due to fraud or cyberattacks. We also face the risk of operational failure or disruption of any of the clearing agents, exchanges, clearinghouses or other financial intermediaries we use to facilitate our lending, securities and derivatives transactions. In addition, in the event of a breakdown or improper operation or disposal of our, or a direct or indirect third party’s (or third parties thereof) systems, processes or information assets, or improper or unauthorized action by third parties, including consultants and subcontractors, or our employees, we have received in the past and may receive in the future regulatory sanctions, and could suffer financial loss, an impairment to our liquidity position, a disruption of our businesses or damage to our reputation.
Our businesses and operations may also be adversely impacted by inadequate data quality management processes, including failure to meet defined expectations related to the appropriate completeness, timeliness and accuracy of data in reports, models or other data deliverables.
In addition, the interconnectivity of multiple financial institutions with agent banks, exchanges and clearinghouses, and the increased importance of these entities, increases the risk that an operational failure at one institution or entity may cause an industrywide operational failure that could materially impact our ability to conduct business. Furthermore, the concentration of Firm and personal information held by a small number of third parties increases the risk that a breach or disruption at a key third party may cause an industrywide event that could significantly increase the cost and risk of conducting business. These risks may be heightened to the extent that we rely on third parties that are concentrated in a geographic area.
There can be no assurance that our or our third parties’ business contingency and security response plans fully mitigate all potential risks to us. Our ability to conduct business may be adversely affected by a disruption in the

15	December 2025 Form 10-K

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
Notwithstanding evolving technology and technology-based risk and control systems, our businesses ultimately rely on people, including our employees and those of our third parties (or third parties thereof). As a result of human error or misconduct that may violate applicable policies, laws, rules or procedures, certain errors or violations are not always discovered immediately by our technological processes or by our controls and other procedures that are intended to prevent and detect such errors or violations. These can include calculation or input errors, inadvertent or duplicate payments, mistakes in addressing emails or other communications, errors in software or model development or implementation, or errors in judgment, as well as intentional efforts to disregard or circumvent applicable policies, laws, rules or procedures. Our use of new technologies may be undermined by such human errors or misconduct due to undetected flaws or biases in the algorithms or data utilized by such technologies. Human errors and malfeasance, even if promptly discovered and remediated, can result in material losses and liabilities for us, and negatively impact our reputation in the future.
We conduct business in various jurisdictions outside the U.S., including jurisdictions that may not have comparable levels of protection for their corporate assets, such as intellectual property, trademarks, trade secrets, know-how, and customer information and records. The protection afforded in those jurisdictions may be less established and/or predictable than in the U.S. or other jurisdictions in which we operate. As a result, there may also be heightened risks associated with the potential theft of their data, technology and intellectual property in those jurisdictions by domestic or foreign actors, including private parties and those affiliated with or controlled by state actors. Additionally, we are subject to complex and evolving U.S. and international laws and regulations governing areas such as cybersecurity, privacy and data governance, transfer and protection, which may differ and potentially conflict, in various jurisdictions or cause us to develop or enhance controls that may encumber operations and/or increase costs. Any theft of data, technology or intellectual property may negatively impact our operations and reputation, including disrupting the business activities of our subsidiaries, affiliates, joint ventures or clients conducting business in those jurisdictions.
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
Cybersecurity risks for financial institutions have significantly increased in recent years, in part because of the proliferation of new technologies; the use of the internet, mobile telecommunications and cloud technologies to conduct financial transactions; the use of artificial intelligence and the emergence of quantum computing; and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, state-sponsored actors and other parties. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors or other third parties or users of our systems to disclose sensitive information in order to gain access to our networks, systems or data or those of our employees or clients, and such parties may see their effectiveness enhanced by the use of advanced systems, such as artificial intelligence. Global events and geopolitical instability have also led to increased nation-state targeting of financial institutions in the U.S. and abroad.
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

December 2025 Form 10-K	16

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

17	December 2025 Form 10-K

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
Our liquidity and financial condition have in the past been, and could in the future be, adversely affected by U.S. and international markets and economic conditions.
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
Risk Management Strategies, Models and Processes
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

December 2025 Form 10-K	18

mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated.
As our businesses change and grow, including through acquisitions and the introduction and application of new technologies, such as artificial intelligence and tokenization, and the markets in which we operate evolve, our risk management strategies, models and processes may not always adapt with those changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Many models we use are based on assumptions or inputs regarding correlations among prices of various asset classes or other market indicators and, therefore, may not anticipate future market conditions, such as the impact of a pandemic or a geopolitical conflict, which could cause us to incur losses.
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
Like other major financial services firms, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges, and by regulators and exchanges in each of the major markets where we conduct our business, including an increasing number of complex sanctions and disclosure regimes. These laws and regulations, which could in the future increase in volume and complexity, significantly affect the way and costs of doing business and can restrict the scope of our existing businesses and limit our ability to expand our product offerings and pursue certain investments.
The Firm and its employees are subject to wide-ranging regulation and supervision, which, among other things, subject us to intensive scrutiny of our businesses and any plans for expansion of those businesses through acquisitions or otherwise, limitations on activities, a systemic risk regime that imposes heightened capital and liquidity and funding requirements, including the global implementation of capital standards established by the Basel Committee, and other enhanced prudential standards, resolution regimes and resolution planning requirements, requirements for maintaining minimum amounts of TLAC and external long-term debt, restrictions on activities and investments imposed by the Volcker Rule, comprehensive derivatives regulation, commodities regulation, market structure regulation, consumer protection regulation, AML, terrorist financing and anti-corruption rules and regulations, tax regulations and interpretations, antitrust laws, trade and transaction reporting obligations, requirements related to preventing the misuse of confidential information, including material non-public information, record-keeping requirements, broadened fiduciary obligations and disclosure requirements and laws and regulations related to new technologies, including artificial intelligence and tokenization.
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
In addition, regulatory requirements that are imposed by foreign policymakers and regulators may be inconsistent or

19	December 2025 Form 10-K

conflict with regulations that we are subject to in the U.S. and may adversely affect us. See “Business—Supervision and Regulation.”
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

December 2025 Form 10-K	20

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
As a global financial services firm that provides products and services to a large and diversified group of clients, including corporations, governments, financial institutions and individuals, we face potential conflicts of interest in the normal course of business. For example, potential conflicts can occur when there is a divergence of interests between us and a client, among clients, between an employee on the one hand and us or a client on the other, or situations in which we may be a creditor of a client. Moreover, we utilize multiple brands and business channels, including those resulting from our acquisitions, and continue to enhance the collaboration across business segments, including as part of our Integrated

21	December 2025 Form 10-K

Firm initiatives, which may heighten the potential conflicts of interest or the risk of improper sharing of information.
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
We have experienced, and will likely continue to experience, increased competition in the U.S. and globally driven by established financial services firms and emerging firms, including non-financial companies and business models focusing on technology innovation, such as tokenization, competing for the same clients and/or assets, or offering similar products and services to retail and/or institutional customers. It is also possible that competition may become even more intense as we continue to compete with financial or other institutions that may be, or may become, larger, or better capitalized, or may have a stronger local presence and longer operating history in certain geographies or products.
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
We continue to experience price competition in some of our businesses. In particular, the ability to execute securities, derivatives and other financial instrument trades electronically on exchanges, swap execution facilities and other automated trading platforms, and the introduction and application of new technologies, including generative artificial intelligence and tokenization, will likely continue the pressure on revenues. The trend toward direct access to automated, electronic markets will likely continue as additional markets move to more automated trading platforms. We have experienced, and will likely continue to experience, competitive pressures in these and other areas in the future.
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

December 2025 Form 10-K	22

Other Risks
We are subject to numerous political, economic, legal, compliance, tax, operational, franchise and other risks as a result of our international operations that could adversely impact our businesses in many ways.
We are subject to numerous political, economic, legal, compliance, tax, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, increased taxes, levies and tariffs, cybersecurity, data transfer and outsourcing restrictions, regulatory scrutiny regarding the use of new technologies, prohibitions on certain types of foreign and capital market activities, limitations on cross-border listings and other restrictive governmental actions, or political and governmental instability, including tensions between the U.S. and its significant trading partners, such as China, as well as the outbreak or escalation of hostilities or terrorist activity around the world, and the potential associated impacts on global and local economies and our operations. In many countries, the laws and regulations applicable to the securities and financial services industries and multinational corporations are uncertain, evolving and subject to sudden change or may be inconsistent with U.S. law. It may also be difficult for us to determine the exact requirements of local laws in every market or adapt to changes in law, which could adversely impact our businesses. Our inability to remain in compliance with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally. We are also subject to the risk that transactions we structure might not be legally enforceable in all cases.
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

23	December 2025 Form 10-K

concerns regarding the manner in which these assets are being operated or held, or services are being delivered.
For more information regarding the regulatory environment in which we operate, see also “Business—Supervision and Regulation.”
Climate-related risks could result in increased costs and adversely affect our operations, businesses and clients.
Climate-related physical risks include harm to people and property arising from acute, climate-related events, such as floods, hurricanes, heatwaves, droughts and wildfires, and chronic, longer-term shifts in climate patterns, such as higher global average temperatures, rising sea levels and long-term droughts. Such events could disrupt our operations or those of our clients or third parties on which we rely, including through direct damage to physical assets and indirect impacts from supply chain disruption and market volatility. These events could impact the ability of certain of our clients or customers to repay their obligations, reduce the value of collateral, increase costs, including the cost or availability of insurance coverage, and result in other adverse effects.
Climate-related transition risks include policy, legal, technology and market changes. Examples of these transition risks include changes in consumer and business sentiment, related technologies, shareholder preferences and any additional regulatory and legislative requirements, including increased disclosure requirements or taxation of carbon emissions. These risks could increase our expenses and adversely impact our strategies. Negative impacts to certain of our clients, such as decreased profitability and asset write-downs, could also lead to increased credit and liquidity risk to us.
In addition, our reputation and client relationships may be adversely impacted as a result of our, or our clients’, involvement, or lack of involvement, in certain practices that may impact, or are perceived or associated with impacting the climate. Moreover, legislative or regulatory change regarding climate-related risks, including inconsistent requirements and uncertainties, could result in loss of revenue, or increased credit, market, liquidity, regulatory, compliance, reputational and other risks and costs.
Our ability to achieve our climate-related objectives and the way we go about this are subject to risks and uncertainties, many of which are outside our control, such as the pace and success of client transition, energy demand and usage, the implementation of public policy and technological advances, and could also result in reputational harm as a result of public sentiment, legislative and regulatory scrutiny (including from U.S. federal and state governments and foreign policymakers and regulators), litigation and reduced investor and stakeholder confidence. If we are unable to achieve our climate-related objectives or our current response to climate-related risks is perceived to be ineffective or insufficient, or the way we respond is perceived negatively, our business and reputation may suffer.
Climate-related risks, and the perspective of regulators, governments, shareholders, employees and other stakeholders regarding climate change, as well as geopolitical events, continue to evolve rapidly, making it difficult to assess the ultimate impact on us of climate-related risks and uncertainties. As climate risk is interconnected with other risks, we have developed and continue to enhance processes to embed climate risk considerations into our risk management practices and governance structures. Despite our risk management practices, the unpredictability surrounding the timing and severity of climate-related events, and societal or political changes in reaction to them, make it difficult to predict, identify, monitor and mitigate climate risks.
In addition, the methodologies and data used to manage and monitor climate risk continue to evolve. Current approaches utilize information and estimates that have been derived from information or factors released by third-party sources, which may not reflect the latest or most accurate data and may not be available in a timely manner. Climate-related data, particularly greenhouse gas emissions for clients and counterparties, varies in quality and comparability. Certain third-party information may also change over time as methodologies evolve and are refined. While we believe we use the best available information at the time, we may only be able to complete limited validation. Furthermore, modeling capabilities and methodologies to analyze climate-related risks, although improving, remain nascent and emerging and are subject to uncertainty due to limited historical trend information and the absence of standardized and comprehensive data. These and other factors could cause results to differ materially, which could impact our ability to manage climate-related risks.

December 2025 Form 10-K	24

Cybersecurity
For a discussion of cybersecurity, see “Quantitative and Qualitative Disclosures about Risk— Operational Risk— Cybersecurity.”

25	December 2025 Form 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. We operate as an Integrated Firm whereby we serve clients holistically across our business segments. Unless the context otherwise requires, the terms “Morgan Stanley,” “Firm,” “us,” “we” or “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-K. For an analysis of 2024 results compared with 2023 results, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC.
A description of the clients and principal products and services of each of our business segments is below. Through the Integrated Firm some of our clients may use the products and services of more than one of our business segments.
Institutional Securities provides a variety of products and services to corporations, governments, financial institutions and ultra-high net worth clients. Investment Banking services consist of capital raising and financial advisory services, including the underwriting of debt, equity securities and other products, as well as advice on mergers and acquisitions, restructurings and project finance. Our Markets business, which comprises Equity and Fixed Income, provides sales, financing, prime brokerage, market-making, and Asia wealth management services and holds certain business-related investments. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending securities-based and other financing to clients. Other activities include research.
Wealth Management provides a comprehensive array of financial services and solutions to individual investors, including high and ultra-high net worth individuals, and businesses and institutions. Wealth Management supports clients through three channels: Advisor-Led, Self-Directed and Workplace. Wealth Management includes: financial advisor-led brokerage, investment advisory, custody, cash management, and administrative services; self-directed brokerage services; financial and wealth planning services; workplace services, including stock plan administration; securities-based lending, residential and commercial real estate loans and other lending products; banking; and retirement plan services.
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
The results of operations in the past have been, and in the future may continue to be, materially affected by: competition; legislative, legal and regulatory developments; market and economic conditions; and other risk factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements”, “Business—Competition”, “Business—Supervision and Regulation”, “Risk Factors” and “Liquidity and Capital Resources—Regulatory Requirements” herein.

December 2025 Form 10-K	26

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Full Year Ended December 31, 2025
•The Firm reported net revenues of $70.6 billion and net income applicable to Morgan Stanley of $16.9 billion reflecting strong results across our business segments and demonstrating the strength of our Integrated Firm.
•The Firm delivered ROE of 16.6% and ROTCE of 21.6% (see “Selected Non-GAAP Financial Information” herein).
•The Firm expense efficiency ratio was 68% compared to 71% in the prior year, demonstrating operating leverage while continuing to invest in our businesses.
•At December 31, 2025, the Firm’s Standardized Common Equity Tier 1 capital ratio was 15.0%, and its Supplementary Leverage Ratio was 5.4%.
•Institutional Securities net revenues of $33.1 billion, primarily reflecting strong performance in Equity on higher client activity and higher underwriting and Advisory revenues within Investment Banking.
•Wealth Management delivered net revenues of $31.8 billion, primarily reflecting higher Asset management revenues on higher market levels and the cumulative impact of strong fee-based flows. The pre-tax margin was 29.3%. Fee-based asset flows were $160 billion and the business added net new assets of $356 billion.
•Investment Management reported net revenues of $6.5 billion, primarily reflecting higher asset management fees driven by higher average AUM on higher market levels.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share
2025 Compared with 2024
•We reported net revenues of $70.6 billion in 2025, which increased by 14% compared with $61.8 billion in 2024. Net income applicable to Morgan Stanley was $16.9 billion in 2025, which increased by 26% compared with $13.4 billion in 2024. Diluted earnings per common share was $10.21 in 2025, which increased by 28% compared with $7.95 in 2024.

27	December 2025 Form 10-K

Management’s Discussion and Analysis
Non-Interest Expenses
($ in millions)
•Compensation and benefits expenses of $29,216 million in 2025 increased 12% from the prior year, primarily due to an increase in the formulaic payout to Wealth Management advisors and higher discretionary incentive compensation within Institutional Securities, both on higher revenues, and higher salary expenses.
In 2025, as a result of a March workforce management action, we recognized severance costs of $144 million, included in Compensation and benefits expense. The workforce management action was related to performance management and the alignment of our workforce to our business needs, rather than a change in strategy or exit of businesses. The workforce management action occurred across our business segments and geographic regions and impacted approximately 2% of our global workforce at that time. We recorded severance costs of $78 million in the Institutional Securities business segment, $50 million in the Wealth Management business segment, and $16 million in the Investment Management business segment. These costs were incurred across all regions, with the majority in the Americas.
•Non-compensation expenses of $19,126 million in 2025 increased 8% from the prior year, primarily due to higher execution-related expenses and increased technology spend.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $349 million in 2025 was primarily related to portfolio growth in corporate loans and secured lending facilities and provisions for certain specific commercial real estate loans. The Provision for credit losses on loans and lending commitments of $264 million in 2024 was primarily related to certain specific commercial real estate loans and growth in the corporate loan portfolio, partially offset by improvements in the macroeconomic outlook.
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
•Institutional Securities net revenues of $33,080 million in 2025 increased 18% from the prior year, primarily reflecting higher results in Equity driven by increased client activity and higher average client balances, and higher underwriting and Advisory revenues within Investment Banking.
•Wealth Management net revenues of $31,754 million in 2025 increased 12% from the prior year, primarily reflecting higher Asset management revenues on higher market levels and the cumulative impact of positive fee-based flows, and higher Transactional revenues on higher client activity.
•Investment Management net revenues of $6,525 million in 2025 increased 11% from the prior year, primarily reflecting higher Asset management and related fees driven by higher AUM on higher market levels and higher Performance-based income and other revenues.

December 2025 Form 10-K	28

Management’s Discussion and Analysis
Net Revenues by Region1
($ in millions)
1.For a discussion of how the geographic breakdown of net revenues is determined, see Note 22 to the financial statements.
•Americas net revenues in 2025 increased 13% from the prior year, driven by higher results across all business segments.
•EMEA net revenues in 2025 increased 16% from the prior year, primarily driven by higher Equity revenues within the Institutional Securities business segment.
•Asia net revenues in 2025 increased 23% from the prior year, primarily driven by higher results in Equity and Investment Banking within the Institutional Securities business segment.
Selected Financial Information and Other Statistical Data

$ in millions, except per share data	2025	2024	2023
Consolidated results
Net revenues	$70,645	$61,761	$54,143
Earnings applicable to Morgan Stanley common shareholders	$16,249	$12,800	$8,530
Earnings per diluted common share	$10.21	$7.95	$5.18

Consolidated financial measures
Expense efficiency ratio[1]	68%	71%	77%
ROE[2]	16.6%	14.0%	9.4%
ROTCE[2,3]	21.6%	18.8%	12.8%
Pre-tax margin[4]	31%	28%	22%
Effective tax rate	22.5%	23.1%	21.9%
Pre-tax margin by segment[4]
Institutional Securities	34%	31%	19%
Wealth Management	29%	27%	25%
Investment Management	23%	19%	16%

$ in millions, except per share data, worldwide employees and client assets	At December 31, 2025	At December 31, 2024
Average liquidity resources for three months ended[5]	$385,884	$345,440
Loans[6]	$289,038	$246,814
Total assets	$1,420,270	$1,215,071
Deposits	$415,523	$376,007
Borrowings	$348,935	$288,819
Common equity	$101,882	$94,761
Tangible common equity[3]	$79,147	$71,604
Common shares outstanding	1,583	1,607
Book value per common share[7]	$64.37	$58.98
Tangible book value per common share[3,7]	$50.00	$44.57
Worldwide employees (in thousands)	83	80
Client assets[8] (in billions)	$9,276	$7,860
Capital ratios[9]
Common Equity Tier 1 capital—Standardized	15.0%	15.9%
Tier 1 capital—Standardized	16.8%	18.0%
Common Equity Tier 1 capital—Advanced	16.2%	15.7%
Tier 1 capital—Advanced	18.0%	17.8%
Tier 1 leverage	6.7%	6.9%
SLR	5.4%	5.6%
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
8.Client assets represents the sum of Wealth Management client assets and Investment Management AUM. Certain Wealth Management client assets, totaling $350 billion as of December 31, 2025, are invested in Investment Management products and are therefore also included in Investment Management’s AUM.
9.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
Economic and Market Conditions
The economic environment was resilient in 2025, as client and investor confidence and market sentiment improved and markets rebounded from early-year uncertainty. The year was characterized by increased momentum in capital markets activity and lower interest rates. The rate of economic growth, ongoing geopolitical uncertainty, as well as the timing and pace of any further central bank actions have impacted and could continue to impact capital markets and our businesses, as discussed further in “Business Segments” herein.
For more information on economic and market conditions, and the potential effects of geopolitical events on our future results, refer to “Risk Factors” and “Forward-Looking Statements” herein.

29	December 2025 Form 10-K

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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

$ in millions	2025	2024	2023
Net revenues	$70,645	$61,761	$54,143
Adjustment for mark-to-market losses (gains) on DCP[1]	(471)	(363)	(434)
Adjusted Net revenues—non-GAAP	$70,174	$61,398	$53,709
Compensation expense	$29,216	$26,178	$24,558
Adjustment for mark-to-market gains (losses) on DCP[1]	(764)	(672)	(668)
Adjusted Compensation expense—non-GAAP	$28,452	$25,506	$23,890
Wealth Management Net revenues	$31,754	$28,420	$26,268
Adjustment for mark-to-market losses (gains) on DCP[1]	(348)	(239)	(282)
Adjusted Wealth Management Net revenues—non-GAAP	$31,406	$28,181	$25,986
Wealth Management Compensation expense	$16,950	$15,207	$13,972
Adjustment for mark-to-market gains (losses) on DCP[1]	(535)	(431)	(412)
Adjusted Wealth Management Compensation expense—non-GAAP	$16,415	$14,776	$13,560
1.Net revenues and compensation expense are adjusted for DCP for both Firm and Wealth Management business segment. See “Other Matters” herein for more information.

	At December 31,
$ in millions	2025	2024	2023
Tangible equity
Common equity	$101,882	$94,761	$90,288
Less: Goodwill and net intangible assets	(22,735)	(23,157)	(23,761)
Tangible common equity—non-GAAP	$79,147	$71,604	$66,527

	Average Monthly Balance
$ in millions	2025	2024	2023
Tangible equity
Common equity	$98,046	$91,699	$90,819
Less: Goodwill and net intangible assets	(22,922)	(23,482)	(24,013)
Tangible common equity—non-GAAP	$75,124	$68,217	$66,806
Non-GAAP Financial Measures by Business Segment

$ in billions	2025	2024	2023
Average common equity[1]
Institutional Securities	$48.4	$45.0	$45.6
Wealth Management	29.4	29.1	28.8
Investment Management	10.6	10.8	10.4
ROE[2]
Institutional Securities	17%	14%	7%
Wealth Management	24%	20%	17%
Investment Management	11%	8%	6%
Average tangible common equity[1]
Institutional Securities	$48.0	$44.6	$45.2
Wealth Management	16.3	15.5	14.8
Investment Management	1.0	1.1	0.7
ROTCE[2]
Institutional Securities	17%	14%	7%
Wealth Management	43%	37%	33%
Investment Management	111%	76%	88%
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

December 2025 Form 10-K	30

Management’s Discussion and Analysis
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
Business Segments
Substantially all of our operating revenues and operating expenses are directly attributable to our business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures. See Note 22 to the financial statements for segment net revenues by income statement line item, segment expenses, and information on intersegment transactions.
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
Investments
Investments revenues are composed of realized and unrealized gains and losses derived from investments, including those associated with carried interest arrangements and co-investment plans. Estimates of the fair value of the investments that produce these revenues may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions, generally or in relation to specific transactions.
Within the Institutional Securities segment, gains and losses are primarily from business-related investments. Certain investments are subject to sale restrictions.
Within the Investment Management business segment, Investments revenues are primarily from performance-based fees in the form of carried interest, a portion of which is subject to risk of reversal, and gains and losses from investments. The business is entitled to receive carried interest when the return in certain funds exceeds specified performance targets. Additionally, we consolidate certain sponsored Investment Management funds where revenues are primarily attributable to holders of noncontrolling interests.

31	December 2025 Form 10-K

Management’s Discussion and Analysis
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
Within the Institutional Securities business segment, Net interest is a function of market-making strategies, client activity, and the prevailing level, term structure and volatility of interest rates. Net interest is impacted by market-making, lending and financing activities. We generally earn interest on securities held by the Firm, Securities borrowed, Securities purchased under agreements to resell, Loans and margin loans, while Borrowings, Securities loaned and Securities sold under agreements to repurchase generally incur interest expense.
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
The following is a description of the revenue-generating activities within our equity and fixed income businesses, as well as how their results impact the income statement line items.
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

December 2025 Form 10-K	32

Management’s Discussion and Analysis
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
Fixed Income—Within fixed income, we make markets in various flow and structured products in order to facilitate client activity as part of the following products and services:
•Global macro products. We make markets for our clients in interest rate and foreign exchange products across emerging and developed markets, including exchange-traded and OTC securities and derivative instruments. The results of this market-making activity are primarily driven by gains and losses from buying and selling positions to stand ready for and satisfy client demand and are recorded in Trading revenues.
•Credit products. We make markets in credit-sensitive products, such as corporate bonds and mortgage securities and other securitized products, and related derivative instruments. This market-making activity also generates gains and losses on inventory held to facilitate client activity which are reflected in Trading revenues. We undertake lending activities, which include commercial mortgage lending, secured lending facilities and financing extended to sales and trading customers. Due to the amount and type of the interest-bearing securities and loans making up this business, a significant portion of the results is also reflected in Net interest revenues.
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
Compensation Expense
Compensation and benefits expenses include base salaries and fixed allowances, formulaic programs, discretionary incentive compensation, amortization of deferred cash and equity awards, changes in the fair value of the referenced notional DCP investments, carried interest allocated to employees, severance costs, and other items such as health and welfare benefits. For additional information on DCP, refer to “Other Matters” herein.
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

33	December 2025 Form 10-K

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

				% Change
$ in millions	2025	2024	2023	2025	2024
Revenues
Advisory	$2,888	$2,378	$2,244	21%	6%
Equity	1,965	1,599	889	23%	80%
Fixed Income	2,766	2,193	1,445	26%	52%
Total Underwriting	4,731	3,792	2,334	25%	62%
Total Investment Banking	7,619	6,170	4,578	23%	35%
Equity	15,631	12,230	9,986	28%	22%
Fixed Income	8,716	8,418	7,673	4%	10%
Other	1,114	1,262	823	(12)%	53%
Net revenues	33,080	28,080	23,060	18%	22%
Provision for credit losses	302	202	401	50%	(50)%
Compensation and benefits	9,785	8,669	8,369	13%	4%
Non-compensation expenses	11,756	10,460	9,814	12%	7%
Total non-interest expenses	21,541	19,129	18,183	13%	5%
Income before provision for income taxes	11,237	8,749	4,476	28%	95%
Provision for income taxes	2,430	1,947	884	25%	120%
Net income	8,807	6,802	3,592	29%	89%
Net income applicable to noncontrolling interests	157	136	139	15%	(2)%
Net income applicable to Morgan Stanley	$8,650	$6,666	$3,453	30%	93%
Investment Banking
Investment Banking Volumes

$ in billions	2025	2024	2023
Completed mergers and acquisitions[1]	$756	$655	$677
Equity and equity-related offerings[2,3]	79	63	32
Fixed Income offerings[2,4]	414	326	236
Source: LSEG Data & Risk Analytics (formerly known as Refinitiv) as of January 2, 2026. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Net revenues of $7,619 million in 2025 increased 23% compared with the prior year, reflecting increases across regions and businesses, particularly in underwriting revenues.
•Advisory revenues increased primarily reflecting higher completed M&A transactions.
•Equity underwriting revenues increased primarily reflecting higher convertible issuances and initial public offerings.
•Fixed income underwriting revenues increased primarily reflecting higher non-investment and investment grade bond and loan issuances, which benefited from higher event-related activity.

See “Investment Banking Volumes” herein.
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	2025
$ in millions	Trading	Fees[1]	Net Interest[2]	All Other[3]	Total
Financing	$9,714	$635	$(2,543)	$4	$7,810
Execution services	4,790	2,992	(396)	435	7,821
Total Equity	$14,504	$3,627	$(2,939)	$439	$15,631
Total Fixed Income	$7,440	$428	$494	$354	$8,716

	2024
$ in millions	Trading	Fees[1]	Net Interest[2]	All Other[3]	Total
Financing	$8,135	$566	$(2,840)	$17	$5,878
Execution services	3,702	2,591	(291)	350	6,352
Total Equity	$11,837	$3,157	$(3,131)	$367	$12,230
Total Fixed Income	$8,464	$394	$(730)	$290	$8,418

	2023
$ in millions	Trading	Fees[1]	Net Interest[2]	All Other[3]	Total
Financing	$7,206	$524	$(2,886)	$66	$4,910
Execution services	2,919	2,235	(190)	112	5,076
Total Equity	$10,125	$2,759	$(3,076)	$178	$9,986
Total Fixed Income	$7,848	$375	$(975)	$425	$7,673
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $15,631 million in 2025 increased 28% compared with the prior year, reflecting an increase in Financing and Execution services.
•Financing revenues increased primarily due to higher average client balances and increased client activity.
•Execution services revenues increased primarily due to increased client activity and higher gains on inventory held to facilitate client activity in derivatives and cash equities.
Fixed Income
Net revenues of $8,716 million in 2025 increased 4% compared with the prior year, reflecting an increase in Global macro and Credit products, partially offset by a decrease in Commodities.
•Global macro products revenues increased primarily due to increased client activity in rates and foreign exchange products.
•Credit products revenues increased due to increased client activity across products, primarily driven by securitization and lending activity, partially offset by lower results on inventory held to facilitate client activity.
•Commodities products and other fixed income revenues decreased primarily due to lower gains on inventory held to facilitate client activity in power and gas.

December 2025 Form 10-K	34

Management’s Discussion and Analysis
Other Net Revenues
Other net revenues were $1,114 million in 2025 compared with $1,262 million in the prior year, primarily due to lower net interest income and fees, following the sale of corporate loans held-for-sale in the first quarter of 2025, partially offset by net gains on corporate loans held-for-sale, inclusive of hedges.
Provision for Credit Losses
In 2025, the Provision for credit losses on loans and lending commitments of $302 million was primarily related to portfolio growth in corporate loans and secured lending facilities and provisions for certain specific commercial real estate loans. The Provision for credit losses on loans and lending commitments of $202 million in 2024 was primarily related to growth in the corporate loan portfolio and provisions for certain specific commercial real estate loans, partially offset by improvements in the macroeconomic outlook.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-Interest Expenses
Non-interest expenses of $21,541 million in 2025 increased 13% compared with the prior year, reflecting higher Non-compensation expenses and Compensation and benefits expenses.
•Compensation and benefits expenses increased primarily due to higher discretionary incentive compensation on higher revenues, higher expenses related to outstanding deferred compensation and higher salary expenses.
•Non-compensation expenses increased primarily due to higher execution-related expenses on higher volumes.

35	December 2025 Form 10-K

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

				% Change
$ in millions	2025	2024	2023	2025	2024
Revenues
Asset management	$18,627	$16,501	$14,019	13%	18%
Transactional[1]	4,588	3,864	3,556	19%	9%
Net interest	7,911	7,313	8,118	8%	(10)%
Other[2]	628	742	575	(15)%	29%
Net revenues	31,754	28,420	26,268	12%	8%
Provision for credit losses	47	62	131	(24)%	(53)%
Compensation and benefits	16,950	15,207	13,972	11%	9%
Non-compensation expenses	5,464	5,411	5,635	1%	(4)%
Total non-interest expenses	22,414	20,618	19,607	9%	5%
Income before provision for income taxes	9,293	7,740	6,530	20%	19%
Provision for income taxes	2,163	1,852	1,508	17%	23%
Net income applicable to Morgan Stanley	$7,130	$5,888	$5,022	21%	17%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues.
2.Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At December 31, 2025	At December 31, 2024
Total client assets[1]	$7,381	$6,194
U.S. Bank Subsidiary loans	$181	$160
Margin and other lending[2]	$31	$28
Deposits[3]	$408	$370
Annualized weighted average cost of deposits[4]
Period end	2.51%	2.73%
Period average	2.76%	3.05%

	2025	2024	2023
Net new assets	$356.3	$251.7	$282.3
1.Client assets represent those for which Wealth Management is providing services including financial advisor-led brokerage, investment advisory, custody, cash management, and administrative services; self-directed brokerage and investment advisory services; financial and wealth planning services; workplace services, including stock plan administration, and retirement plan services. As part of the Integrated Firm, Wealth Management may provide these services to clients who also use the services of one or more other business segments. See “Advisor-Led Channel” and “Self-Directed Channel” herein for additional information.
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
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products. Amounts include the effect of related hedging derivatives. The period end cost of deposits is based upon balances and rates as of December 31, 2025 and December 31, 2024. The period average is based on daily balances and rates for the period.
Net New Assets (NNA)
NNA represent client asset inflows, including interest, dividends and asset acquisitions, less client asset outflows, and excluding the impact of business combinations/divestitures and the impact of fees and commissions. Any revenues earned by Wealth Management on client assets will vary depending upon the services and products provided. The level of NNA in a given period is influenced by a variety of factors, including macroeconomic factors that impact client investment and spending behaviors, seasonality, our ability to attract and retain financial advisors and clients, capital market and corporate activities which may impact the amount of assets in certain client channels, and large idiosyncratic inflows and outflows, including single large client events. These factors have had an impact on our NNA in recent periods. Should these factors continue, the growth rate of our NNA may be impacted.
Advisor-Led Channel

$ in billions	At December 31, 2025	At December 31, 2024
Advisor-led client assets[1]	$5,715	$4,758
Fee-based client assets[2]	$2,753	$2,347
Fee-based client assets as a percentage of advisor-led client assets	48%	49%

	2025	2024	2023
Fee-based asset flows[3]	$160.1	$123.1	$109.2
1.Advisor-led client assets represent client assets in accounts that have a Wealth Management representative assigned.
2.Fee‐based client assets represent the amount of client assets where the basis of payment for services is a fee calculated on those assets.
3.Fee-based asset flows include net new fee-based assets (including asset acquisitions), net account transfers, dividends, interest and client fees, and exclude institutional cash management related activity. For a description of the Inflows and Outflows included in Fee-based asset flows, see “Fee-Based Client Assets Rollforwards” herein.
Self-Directed Channel

	At December 31, 2025	At December 31, 2024
Self-directed assets (in billions)[1]	$1,667	$1,437
Self-directed households (in millions)[2]	8.5	8.3

	2025	2024	2023
Daily average revenue trades (“DARTs”) (in thousands)[3]	1,029	837	759
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

	At December 31, 2025	At December 31, 2024
Workplace unvested assets (in billions)[2]	$534	$475
Number of participants (in millions)[3,4]	6.5	6.6
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
4.The number of stock plan participants declined slightly in 2025, primarily as a result of the previously announced disposition of the Firm’s EMEA stock plan business.
Net Revenues
Asset Management
Asset management revenues of $18,627 million in 2025 increased 13% compared with the prior year, primarily reflecting higher fee-based assets due to higher market levels and the cumulative impact of positive fee-based flows.
See “Fee-Based Client Assets Rollforwards” herein.

December 2025 Form 10-K	36

Management’s Discussion and Analysis
Transactional Revenues
Transactional revenues of $4,588 million in 2025 increased 19% compared with the prior year, primarily driven by higher client activity across products and channels, particularly in equity-related transactions, and higher gains on DCP investments.
Net Interest
Net interest revenues of $7,911 million in 2025 increased 8% compared with the prior year, primarily due to the cumulative impact of lending growth and changes in balance sheet mix, partially offset by the net effect of lower interest rates.
The level and pace of interest rate changes and other macroeconomic factors have impacted client preferences, including cash allocation to other products and client demand for loans. These factors, along with other developments, such as pricing changes to certain deposit types due to various competitive dynamics and central bank actions, have impacted our net interest income. To the extent they persist, or other factors arise, net interest income may be impacted in future periods.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $47 million in 2025 was primarily related to certain specific loans in our tailored lending and residential real estate portfolios, as well as portfolio growth in residential real estate loans. The Provision for credit losses on loans and lending commitments of $62 million in 2024 was primarily related to certain specific commercial real estate and securities-based loans, and portfolio growth, partially offset by improvements in the macroeconomic outlook.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-Interest Expenses
Non-interest expenses of $22,414 million in 2025 increased 9% compared with the prior year, as a result of higher Compensation and benefits expenses.
•Compensation and benefits expenses increased, primarily due to an increase in the formulaic payout to Wealth Management advisors driven by higher compensable revenue.
•Non-compensation expenses were relatively unchanged compared with the prior year as higher marketing and business development costs and increased technology spend were offset by lower amortization of intangible assets.
Fee-Based Client Assets Rollforwards

$ in billions	At December 31, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	At December 31, 2025
Separately managed[4]	$719	$91	$(39)	$62	$833
Unified managed	613	145	(66)	68	760
Advisor	207	36	(37)	23	229
Portfolio manager	750	126	(95)	80	861
Subtotal	$2,289	$398	$(237)	$233	$2,683
Cash management	58	56	(44)	—	70
Total fee-based client assets	$2,347	$454	$(281)	$233	$2,753

$ in billions	At December 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	At December 31, 2024
Separately managed[4]	$589	$69	$(38)	$99	$719
Unified managed	501	120	(56)	48	613
Advisor	188	31	(35)	23	207
Portfolio manager	645	120	(88)	73	750
Subtotal	$1,923	$340	$(217)	$243	$2,289
Cash management	60	57	(59)	—	58
Total fee-based client assets	$1,983	$397	$(276)	$243	$2,347

$ in billions	At December 31, 2022	Inflows[1]	Outflows[2]	Market Impact[3]	At December 31, 2023
Separately managed[4]	$501	$70	$(23)	$41	$589
Unified managed	408	96	(56)	53	501
Advisor	167	29	(32)	24	188
Portfolio manager	552	98	(73)	68	645
Subtotal	$1,628	$293	$(184)	$186	$1,923
Cash management	50	60	(50)	—	60
Total fee-based client assets	$1,678	$353	$(234)	$186	$1,983
1.Inflows include new accounts, account transfers, deposits, dividends and interest.
2.Outflows include closed or terminated accounts, account transfers, withdrawals and client fees.
3.Market impact includes realized and unrealized gains and losses on portfolio investments.
4.Includes non-custody account values based on asset values reported on a quarter lag by third-party custodians.

Average Fee Rates1

Fee rate in bps	2025	2024	2023
Separately managed	12	12	12
Unified managed	90	91	92
Advisor	78	79	80
Portfolio manager	88	89	91
Subtotal	64	65	65
Cash management	6	6	6
Total fee-based client assets	63	63	64
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

37	December 2025 Form 10-K

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

December 2025 Form 10-K	38

Management’s Discussion and Analysis
Investment Management
Income Statement Information

				% Change
$ in millions	2025	2024	2023	2025	2024
Revenues
Asset management and related fees	$6,068	$5,627	$5,231	8%	8%
Performance-based income and other[1]	457	234	139	95%	68%
Net revenues	6,525	5,861	5,370	11%	9%
Compensation and benefits	2,481	2,302	2,217	8%	4%
Non-compensation expenses	2,566	2,422	2,311	6%	5%
Total non-interest expenses	5,047	4,724	4,528	7%	4%
Income before provision for income taxes	1,478	1,137	842	30%	35%
Provision for income taxes	349	275	199	27%	38%
Net income	1,129	862	643	31%	34%
Net income applicable to noncontrolling interests	7	3	4	133%	(25)%
Net income applicable to Morgan Stanley	$1,122	$859	$639	31%	34%
1.Includes Investments and Trading, Net interest and Other revenues.

Net Revenues
Asset Management and Related Fees
Asset management and related fees of $6,068 million in 2025 increased 8% compared with the prior year, primarily driven by higher average AUM on higher market levels.
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
See “Assets Under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues increased to $457 million in 2025, from $234 million in the prior year, primarily due to higher accrued carried interest in infrastructure and real estate funds.
Non-Interest Expenses
Non-interest expenses of $5,047 million in 2025 increased 7% from the prior year, as a result of higher Compensation and benefits expenses and Non-compensation expenses.

•Compensation and benefits expenses increased, primarily due to higher compensation associated with carried interest and higher salaries.
•Non-compensation expenses increased, primarily due to higher distribution expenses on higher AUM and increased technology spend.
Assets Under Management or Supervision Rollforwards

$ in billions	At Dec 31, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At Dec 31, 2025
Equity	$312	$45	$(67)	$26	$(2)	$314
Fixed Income	192	89	(59)	12	—	234
Alternatives and Solutions[6]	593	159	(120)	76	(5)	703
Long-Term AUM	$1,097	$293	$(246)	$114	$(7)	$1,251
Liquidity and Overlay Services	569	2,721	(2,661)	26	(11)	644
Total	$1,666	$3,014	$(2,907)	$140	$(18)	$1,895

$ in billions	At Dec 31, 2023	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4]	At Dec 31, 2024
Equity	$295	$44	$(66)	$49	$(10)	$312
Fixed Income	171	69	(49)	7	(6)	192
Alternatives and Solutions[6]	508	140	(108)	62	(9)	593
Long-Term AUM	$974	$253	$(223)	$118	$(25)	$1,097
Liquidity and Overlay Services	485	2,349	(2,268)	20	(17)	569
Total	$1,459	$2,602	$(2,491)	$138	$(42)	$1,666

$ in billions	At Dec 31, 2022	Inflows[1]	Outflows[2]	Market Impact[3]	Other[4,5]	At Dec 31, 2023
Equity	$259	$40	$(57)	$57	$(4)	$295
Fixed Income	173	56	(62)	11	(7)	171
Alternatives and Solutions[6]	431	108	(91)	57	3	508
Long-Term AUM	$863	$204	$(210)	$125	$(8)	$974
Liquidity and Overlay Services	442	2,282	(2,244)	20	(15)	485
Total	$1,305	$2,486	$(2,454)	$145	$(23)	$1,459
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
4.Other contains both distributions to investors and foreign currency impact for all periods. Distributions represent returns of capital or returns on investments. Foreign currency impact reflects foreign currency changes for non-U.S. dollar denominated funds.
5.In 2023, our Retail Municipal and Corporate Fixed Income business (“FIMS”) was combined with our Parametric retail customized solutions business. The impact of the change was a $6 billion movement in AUM from Fixed Income to the Alternatives and Solutions asset class included in Other.
6.As of December 31, 2025, 2024, and 2023, Alternatives and Solutions includes Parametric Long-Term period-end AUM of $524 billion, $423 billion and $336 billion, respectively. Parametric Long-Term products generally have lower average fee rates than other Alternatives and Solutions products.

39	December 2025 Form 10-K

Management’s Discussion and Analysis
Average AUM

$ in billions	2025	2024	2023
Equity	$318	$305	$279
Fixed income	212	180	170
Alternatives and Solutions	640	557	466
Long-term AUM subtotal	1,170	1,042	915
Liquidity and Overlay Services	572	498	464
Total	$1,742	$1,540	$1,379
Average Fee Rates1

Fee rate in bps	2025	2024	2023
Equity	69	71	71
Fixed income	36	36	35
Alternatives and Solutions	27	28	32
Long-term AUM	40	42	44
Liquidity and Overlay Services	12	12	13
Total	31	32	34
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
Asset management and other related fees within the Investment Management segment are primarily generated from Equity, Fixed Income and the following products:
Alternatives and Solutions. Includes products in fund of funds, real estate, infrastructure, private equity and credit strategies and multi-asset portfolios, as well as systematic strategies that create custom investment solutions, including those offered by Parametric.
Liquidity and Overlay Services. Includes liquidity products, as well as overlay services, which represent investment strategies that use passive exposure instruments to obtain, offset or substitute specific portfolio exposures, beyond those provided by the underlying holdings of the fund.

December 2025 Form 10-K	40

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
Consistent with the Firm’s strategic objective of ongoing growth of eligible assets at MSBNA, on February 14, 2026, the fixed income derivatives business of Morgan Stanley Capital Services LLC (“MSCS”) was merged into MSBNA.
For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein. For a further discussion about loans and lending commitments, see Notes 9 and 14 to the financial statements.
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At December 31, 2025	At December 31, 2024
Investment securities
Available-for-sale at fair value	$88.4	$76.5
Held-to-maturity	44.2	47.8
Total Investment securities	$132.6	$124.3
Wealth Management loans[2]
Residential real estate	$72.3	$66.6
Securities-based lending and Other[3]	108.9	92.9
Total Wealth Management loans	$181.2	$159.5
Institutional Securities loans[2]
Corporate	$8.4	$7.1
Secured lending facilities	67.2	50.2
Commercial and Residential real estate	11.2	10.5
Securities-based lending and Other	9.0	5.6
Total Institutional Securities loans	$95.8	$73.4
Total assets	$487.3	$434.8
Deposits[4]	$408.1	$369.7
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
Other Matters
Deferred Cash-Based Compensation
The Firm sponsors a number of deferred cash-based compensation programs and stock-based compensation programs for current and former employees, including financial advisors in the Wealth Management business segment, which generally contain vesting, clawback and cancellation provisions. Deferred compensation for financial advisors in the Wealth Management business segment is generally composed of 75% cash-based awards and 25% stock-based awards. The following discussion and tables relate only to deferred cash-based compensation.
Employees are permitted to allocate the value of their deferred cash-based awards among a menu of notional investments, whereby the value of their awards will track the performance of the referenced notional investments. The menu of investments, which is selected by the Firm, includes fixed income, equity, commodity and money market funds.
Compensation expense for DCP awards is calculated based on the notional value of the award granted, adjusted for changes in the fair value of the referenced investments that employees select. Compensation expense is recognized over the vesting period relevant to each separately vesting portion of deferred awards.
We invest directly, as principal, in financial instruments and other investments to economically hedge certain of our obligations under these DCP awards. Changes in the fair value of such investments, net of financing costs, are recorded in net revenues, and included in Transactional revenues in the Wealth Management business segment. Although changes in compensation expense resulting from changes in the fair value of the referenced investments will generally be offset by changes in the fair value of investments recognized in net revenues, there is typically a timing difference between the immediate recognition of gains and losses on our investments and the deferred recognition of the related compensation expense over the vesting period. While this timing difference may not be material to our Income before provision for income taxes in any individual period, it may impact the Wealth Management business segment reported ratios and operating metrics in certain periods due to potentially significant impacts to net revenues and compensation expenses. At December 31, 2025 and December 31, 2024, substantially all employee-referenced investments that subjected the Firm to price risk were economically hedged.
Amounts Recognized in Compensation Expense

$ in millions	2025	2024	2023
Deferred cash-based awards	$950	$770	$693
Return on referenced investments	764	672	668
Total recognized in compensation expense	$1,714	$1,442	$1,361

41	December 2025 Form 10-K

Management’s Discussion and Analysis
Amounts Recognized in Compensation Expense by Segment

$ in millions	2025	2024	2023
Institutional Securities	$155	$150	$162
Wealth Management	1,382	1,100	984
Investment Management	177	192	215
Total recognized in compensation expense	$1,714	$1,442	$1,361
Projected Future Compensation Obligation1

$ in millions
Award liabilities at December 31, 2025[2,3]	$6,423
Fully vested amounts to be distributed by the end of February 2026[4]	(701)
Unrecognized portion of prior awards at December 31, 2025[3]	1,928
2025 performance year awards granted in 2026[3]	446
Total[5]	$8,096
1.Amounts relate to performance years 2025 and prior.
2.Balance is reflected in Other liabilities and accrued expenses in the balance sheet as of December 31, 2025.
3.Amounts do not include assumptions regarding forfeitures or assumptions about future market conditions with respect to referenced investments.
4.Distributions after February of each year are generally immaterial.
5.Of the total projected future compensation obligation, approximately 15% relates to Institutional Securities, approximately 79% relates to Wealth Management and approximately 6% relates to Investment Management.
The previous table presents a rollforward of the Firm’s estimated projected future compensation obligation for existing deferred cash-based compensation awards, exclusive of any assumptions about future market conditions with respect to referenced investments.
Projected Future Compensation Expense1

$ in millions
Estimated to be recognized in:
2026	$679
2027	475
Thereafter	1,220
Total	$2,374
1.Amounts relate to performance years 2025 and prior, and do not include assumptions regarding forfeitures or assumptions about future market conditions with respect to referenced investments.
The previous table sets forth an estimate of compensation expense associated with the projected future compensation obligation. Our projected future compensation obligation and expense for DCP for performance years 2025 and prior are forward-looking statements subject to uncertainty. Actual results may be materially affected by various factors, including, among other things: the performance of each participant’s referenced investments; changes in market conditions; participants’ allocation of their deferred awards; and participant cancellations or accelerations. See “Forward-Looking Statements” and “Risk Factors” for additional information.
For further information on the Firm’s deferred stock-based plans and carried interest compensation, which are excluded from the previous tables, see Notes 2 and 19 to the financial statements.

Accounting Development Updates
The Financial Accounting Standards Board has issued certain accounting updates that apply to us. Accounting updates not referenced below were assessed and determined to be either not applicable or to not have a material impact on our financial statements upon adoption.
•ASU 2024-03 - Disaggregation of Income Statement Expenses (Issued November 2024). This update requires quantitative and qualitative disclosure of certain expense categories contained within their relevant expense lines in the income statement, including but not limited to: (1) employee compensation; (2) depreciation; and (3) intangible asset amortization. The update requires the disaggregation of these expense lines in a tabular format in the notes to the financial statements, including the separate disclosure of certain other expenses and gains or losses included within these expense lines which are required under existing U.S. GAAP, with all other expenses permitted to be disclosed in an “other items” category. Additionally, the update requires disclosure of the total amount and definition of the Firm’s selling expenses. The update is effective for the Firm for annual periods beginning January 1, 2027, with early adoption permitted. We are currently evaluating the disclosure impact of this accounting update; however, we do not expect a material impact on our financial statements upon adoption.
•ASU 2025-06 - Internal-Use Software (Issued September 2025). This update introduces targeted improvements to the recognition and capitalization guidance for internal-use software costs. The update eliminates the prior “project stage” framework and instead requires capitalization of software development costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform its intended function. In assessing the probability threshold, entities are required to evaluate whether significant development uncertainty exists, including whether the software contains novel or unproven functionality or whether significant performance requirements have not been identified or continue to be substantially revised. The update is effective for the Firm beginning January 1, 2028, with early adoption permitted. Transition may be applied prospectively, retrospectively, or under a modified approach. We are currently evaluating this accounting update.

December 2025 Form 10-K	42

Management’s Discussion and Analysis
•ASU 2025-07 - Derivatives Scope Refinements and Share-Based Consideration from a Customer (Issued September 2025). This update introduces targeted refinements to the derivatives and revenue recognition accounting guidance. It expands an existing scope exception for derivative accounting to exclude certain non-exchange-traded contracts. The update also clarifies that share-based payments from a customer are treated as noncash consideration under the revenue recognition standard until the related performance obligations are fulfilled and the right to the consideration is unconditional. The update is effective for the Firm beginning January 1, 2027, with early adoption permitted. Transition may be applied prospectively, or under a modified retrospective approach. We are currently evaluating this accounting update; however, we do not expect a material impact on our financial statements upon adoption.
•ASU 2025-08 - Purchased Loans (Issued November 2025). This update expands the application of the “gross-up” approach for purchased credit deteriorated financial assets under Topic 326 to include purchased seasoned loans (excluding credit cards), measured at amortized cost that are not credit deteriorated. Purchased seasoned loans include loans obtained in a business combination or loans acquired at least 90 days after origination and the acquirer was not involved in the origination, either through an asset purchase or through consolidation of a variable interest entity. The gross-up approach requires recognition of an allowance for credit losses at acquisition with a corresponding increase to the amortized cost basis of the loan. The update is effective for the Firm beginning January 1, 2027, with early adoption permitted. Transition will be applied prospectively to loans acquired on or after the adoption date. We are currently evaluating this accounting update.
•ASU 2025-09 - Hedge Accounting Improvements (Issued November 2025). This update improves hedge accounting guidance by clarifying certain aspects and aligning hedge accounting more closely with the economics of an entity’s risk management activities. The ASU enables entities to apply hedge accounting to a greater number of highly effective economic hedges by making targeted improvements to several areas including, but not limited to, the similar risk assessment for cash flow hedges. The update is effective for the Firm beginning January 1, 2027, with early adoption permitted. The updates should be applied prospectively for all hedging relationships as of the date of adoption. We are currently evaluating this accounting update; however, we do not expect a material impact on our financial statements upon adoption.
•ASU 2025-10 - Government Grants (Issued December 2025). This update introduces guidance on the accounting for government grants, including recognition, measurement and presentation requirements to reduce diversity in practice and increase consistency among business entities. The guidance excludes transactions within the scope of ASC 740, Income Taxes, government guarantees and the benefit of below-market interest rate loans. Grants related to an asset or to income will be recognized when it is probable that an entity will comply with the conditions attached to the grant, the grant will be received and the related expenses that the grant is intended to compensate have been incurred. For grants related to an asset, entities may elect either a deferred income approach or a cost accumulation approach. The update is effective for the Firm beginning January 1, 2029, with early adoption permitted. Transition may be applied on a modified prospective approach, a modified retrospective approach or on a full retrospective approach. We are currently evaluating this accounting update.
•ASU 2025-11 - Interim Reporting (Issued December 2025). This update improves the navigability of interim disclosure requirements and clarifies when that guidance is applicable. The amendments also add a principle for disclosing material events since the last annual reporting period, which aligns U.S. GAAP interim financial statement requirements with SEC regulations for registrants. The amendments do not expand or reduce existing disclosure requirements, rather they provide clarity on existing interim reporting requirements. The update is effective for interim periods beginning January 1, 2028, with early adoption permitted. Amendments may be applied prospectively or retrospectively. We are currently evaluating the disclosure impact of this accounting update; however, we do not expect a material impact on our financial statements upon adoption.

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

43	December 2025 Form 10-K

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
In determining fair value, we use various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs, and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels: wherein Level 1 represents quoted prices in active markets, Level 2 represents valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. The fair values for the substantial majority of our financial assets and liabilities carried at fair value are based on observable prices and inputs and are classified in level 1 or 2, of the fair value hierarchy. Level 3 financial assets represented 0.7% and 0.9% of our total assets, as of December 31, 2025 and December 31, 2024, respectively.
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

December 2025 Form 10-K	44

Management’s Discussion and Analysis
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
Significant judgment is required in deciding when and if to make these accruals, and the actual cost of a legal claim or

45	December 2025 Form 10-K

Management’s Discussion and Analysis
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

December 2025 Form 10-K	46

Management’s Discussion and Analysis
Total Assets by Business Segment

	At December 31, 2025
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$81,228	$30,426	$41	$111,695
Trading assets at fair value	410,573	12,428	5,275	428,276
Investment securities	34,111	129,445	—	163,556
Securities purchased under agreements to resell	106,728	13,515	—	120,243
Securities borrowed	150,902	1,006	—	151,908
Customer and other receivables	71,645	41,447	1,628	114,720
Loans[1]	96,850	181,241	3	278,094
Goodwill	437	10,199	6,090	16,726
Intangible assets	21	2,607	3,382	6,010
Other assets[2]	17,058	10,703	1,281	29,042
Total assets	$969,553	$433,017	$17,700	$1,420,270

	At December 31, 2024
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$74,079	$31,072	$235	$105,386
Trading assets at fair value	320,003	6,915	4,966	331,884
Investment securities	38,096	121,583	—	159,679
Securities purchased under agreements to resell	100,404	18,161	—	118,565
Securities borrowed	121,901	1,958	—	123,859
Customer and other receivables	47,321	37,196	1,641	86,158
Loans[1]	78,607	159,542	4	238,153
Goodwill	435	10,190	6,081	16,706
Intangible assets	27	2,939	3,487	6,453
Other assets[2]	15,735	11,292	1,201	28,228
Total assets	$796,608	$400,848	$17,615	$1,215,071
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

47	December 2025 Form 10-K

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
At December 31, 2025 and December 31, 2024, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
Liquidity Resources
We maintain sufficient Liquidity Resources, which consist of HQLA and cash deposits with banks, to cover daily funding needs and to meet strategic liquidity targets sized by the Required Liquidity Framework and Liquidity Stress Tests. We actively manage the amount of our Liquidity Resources considering the following components: unsecured debt maturity profile; balance sheet size and composition; funding needs in a stressed environment, inclusive of contingent cash outflows; legal entity, regional and segment liquidity requirements; regulatory requirements; and collateral requirements.
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
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2025	September 30, 2025
Cash deposits with central banks	$67,334	$56,629
Unencumbered HQLA securities[1]:
U.S. government obligations	186,200	189,861
U.S. agency and agency mortgage-backed securities	89,737	82,958
Non-U.S. sovereign obligations[2]	34,790	30,629
Other investment grade securities	358	321
Total HQLA[1]	$378,419	$360,398
Cash deposits with banks (non-HQLA)	7,465	7,692
Total Liquidity Resources	$385,884	$368,090
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered French, U.K., Japanese, German, Italian, and Spanish government obligations.
Liquidity Resources by Non-Bank and Bank Legal Entities

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2025	September 30, 2025
Non-Bank legal entities
U.S.:
Parent Company	$91,181	$90,626
Non-Parent Company	58,795	55,786
Total U.S.	149,976	146,412
Non-U.S.	77,770	70,173
Total Non-Bank legal entities	227,746	216,585
Bank legal entities
U.S.	150,428	145,349
Non-U.S.	7,710	6,156
Total Bank legal entities	158,138	151,505
Total Liquidity Resources	$385,884	$368,090
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
As of December 31, 2025, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.

December 2025 Form 10-K	48

Management’s Discussion and Analysis
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2025	September 30, 2025
Eligible HQLA
Cash deposits with central banks	$62,425	$51,867
Securities[1]	232,693	234,905
Total Eligible HQLA	$295,118	$286,772
Net cash outflows	$219,706	$222,223
LCR	134%	129%
1.Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
Net Stable Funding Ratio

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2025	September 30, 2025
Available stable funding	$698,728	$678,009
Required stable funding	577,403	565,048
NSFR	121%	120%
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
Collateralized Financing Transactions

$ in millions	At December 31, 2025	At December 31, 2024
Securities purchased under agreements to resell and Securities borrowed	$272,151	$242,424
Securities sold under agreements to repurchase and Securities loaned	$95,849	$65,293
Securities received as collateral[1]	$2,449	$9,625
1.Included within Trading assets in the balance sheet.

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2025	December 31, 2024
Securities purchased under agreements to resell and Securities borrowed	$255,202	$250,354
Securities sold under agreements to repurchase and Securities loaned	$90,397	$74,949

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

49	December 2025 Form 10-K

Management’s Discussion and Analysis
deposit carried at fair value, which are primarily composed of: instruments whose payments and redemption values are linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures; and instruments with various interest rate-related features, including step-ups, step-downs and zero coupons. Also included are unsecured contracts that are not classified as derivatives because they fail the initial net investment criterion. As part of our asset/liability management strategy, when appropriate, we use derivatives to make adjustments to the interest rate risk profile of our borrowings (see Notes 6 and 13 to the financial statements).
Deposits

$ in millions	At December 31, 2025	At December 31, 2024
Savings and demand deposits:
Brokerage sweep deposits[1]	$145,237	$142,550
Savings and other	170,646	157,348
Total Savings and demand deposits	315,883	299,898
Time deposits[2]	99,640	76,109
Total[3]	$415,523	$376,007
1.Amounts represent balances swept from client brokerage accounts.
2.Our Time deposits are predominantly brokered certificates of deposit.
3.Our deposits are primarily held in U.S. offices.

Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics relative to other sources of funding. Each category of deposits presented above has a different cost profile and clients may respond differently to changes in interest rates and other macroeconomic conditions. Total deposits in 2025 increased primarily due to increases in Time and Savings deposits.
Borrowings by Maturity at December 31, 20251

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$7,254	$7,254
Original maturities greater than one year
2026	$11,568	$14,667	$26,235
2027	22,066	17,551	39,617
2028	16,080	28,682	44,762
2029	23,549	12,961	36,510
2030	16,080	14,840	30,920
Thereafter	110,985	52,652	163,637
Total greater than one year	$200,328	$141,353	$341,681
Total	$200,328	$148,607	$348,935
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, maturity represents the earliest put date.

Borrowings of $349 billion at December 31, 2025 increased when compared with $289 billion at December 31, 2024, primarily due to non-bank issuances net of maturities and redemptions.
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
Credit Ratings
We rely on external sources to finance a significant portion of our daily operations. Our credit ratings are one of the factors in the cost and availability of financing and can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as certain OTC derivative transactions. When determining credit ratings, rating agencies consider both company-specific and industry-wide factors. See also “Risk Factors—Liquidity Risk” herein.
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at February 13, 2026

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

December 2025 Form 10-K	50

Management’s Discussion and Analysis
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
Common Stock Repurchases

in millions, except for per share data	2025	2024	2023
Number of shares	32	33	62
Average price per share	$141.33	$99.16	$85.35
Total	$4,585	$3,250	$5,300
For additional information on our common stock repurchases, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein and Note 17 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	January 15, 2026
Amount per share	$1.00
Date paid	February 13, 2026
Shareholders of record as of	January 30, 2026
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
Regulatory Requirements
Regulatory Capital Framework
We are a FHC under the Bank Holding Company Act of 1956, as amended and are subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve establishes capital requirements for us, including “well-capitalized” standards, and evaluates our compliance with such capital requirements. The OCC establishes similar capital requirements and well-capitalized standards for our U.S. Bank Subsidiaries. The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee and on certain provisions of the Dodd-Frank Act. For us to remain an FHC, we must remain well-capitalized in accordance with standards established by the Federal Reserve, and our U.S. Bank Subsidiaries must remain well-capitalized in accordance with standards established by the OCC. In addition, many of our regulated subsidiaries are subject to regulatory capital requirements, including regulated subsidiaries registered as swap dealers with the CFTC or conditionally registered as security-based swap dealers with the SEC or registered as broker-dealers or futures commission merchants. For additional information on regulatory capital requirements for our U.S. Bank Subsidiaries, as well as our subsidiaries that are swap entities, see Note 16 to the financial statements.
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

51	December 2025 Form 10-K

Management’s Discussion and Analysis
regulatory minimum required ratios plus our capital conservation buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios.
Capital Buffer Requirements

	At December 31, 2025	At December 31, 2024	At December 31, 2025 and December 31, 2024
	Standardized	Standardized	Advanced
Capital buffers
Fixed 2.5% buffer	—%	—%	2.5%
SCB[1]	4.3%	6.0%	N/A
G-SIB capital surcharge[2]	3.0%	3.0%	3.0%
CCyB[3]	—%	—%	—%
Capital conservation buffer requirement	7.3%	9.0%	5.5%
1.For additional information on the SCB, see “Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
2.For a further discussion of the G-SIB capital surcharge, see “G-SIB Capital Surcharge” herein.
3.The CCyB can be set up to 2.5% but is currently set by the Federal Reserve at zero.
The capital conservation buffer requirement represents the amount of CET1 capital we must maintain above the minimum risk-based capital requirements in order to avoid restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. Our capital conservation buffer requirement computed under the standardized approaches for calculating credit risk and market RWAs (“Standardized Approach”) is equal to the sum of our SCB, G-SIB capital surcharge and CCyB, and our capital conservation buffer requirement computed under the applicable advanced approaches for calculating credit risk, market risk and operational risk RWAs (“Advanced Approach”) is equal to the sum of a fixed 2.5% buffer, our G-SIB capital surcharge and CCyB. Based on 2025 data, the Firm estimates that its G-SIB Surcharge will potentially increase in the future from 3.0% to 3.5%. This change, if it occurs, would not take effect before January 1, 2028.
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At December 31, 2025	At December 31, 2024	At December 31, 2025 and December 31, 2024
		Standardized	Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	11.8%	13.5%	10.0%
Tier 1 capital ratio	6.0%	13.3%	15.0%	11.5%
Total capital ratio	8.0%	15.3%	17.0%	13.5%
1.Required ratios represent the regulatory minimum plus the capital conservation buffer requirement.
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
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At December 31, 2025 and December 31, 2024, the differences between the actual and required ratios were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced supplementary leverage ratio (“eSLR”) capital buffer of at least 2%. For additional information, see “Regulatory Developments and Other Matters—Final Rulemaking on Changes to the Enhanced Supplementary Leverage Ratio” herein.

December 2025 Form 10-K	52

Management’s Discussion and Analysis
Regulatory Capital Ratios
Risk-based capital

	Standardized		Advanced
$ in millions	At December 31, 2025	At December 31, 2024	At December 31, 2025	At December 31, 2024
Risk-based capital
CET1 capital	$83,153	$75,095	$83,153	$75,095
Tier 1 capital	92,728	84,790	92,728	84,790
Total capital	103,449	95,567	102,680	94,846
Total RWA	552,515	471,834	514,158	477,331
Risk-based capital ratios
CET1 capital	15.0%	15.9%	16.2%	15.7%
Tier 1 capital	16.8%	18.0%	18.0%	17.8%
Total capital	18.7%	20.3%	20.0%	19.9%
Required ratios[1]
CET1 capital	11.8%	13.5%	10.0%	10.0%
Tier 1 capital	13.3%	15.0%	11.5%	11.5%
Total capital	15.3%	17.0%	13.5%	13.5%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leverage-based capital

$ in millions	At December 31, 2025	At December 31, 2024
Leverage-based capital
Adjusted average assets[1]	$1,383,314	$1,223,779
Supplementary leverage exposure[2]	1,717,775	1,517,687
Leverage-based capital ratios
Tier 1 leverage	6.7%	6.9%
SLR	5.4%	5.6%
Required ratios[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
1.Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets for the quarters ending on the respective balance sheet dates, reduced by disallowed goodwill, intangible assets, investments in covered funds, defined benefit pension plan assets, non-cash after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments, certain deferred tax assets and other capital deductions.
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
3.Required ratios are inclusive of any buffers applicable as of the date presented.
Regulatory Capital

$ in millions	At December 31, 2025	At December 31, 2024	Change
CET1 capital
Common shareholders’ equity	$101,882	$94,761	$7,121
Regulatory adjustments and deductions:
Net goodwill	(16,373)	(16,354)	(19)
Net intangible assets	(4,663)	(5,003)	340
Impact of CECL transition	—	62	(61)
Other adjustments and deductions[1]	2,307	1,629	678
Total CET1 capital	$83,153	$75,095	$8,058
Additional Tier 1 capital
Preferred stock	$9,750	$9,750	$—
Noncontrolling interests	823	807	16
Additional Tier 1 capital	$10,573	$10,557	$16
Deduction for investments in covered funds	(998)	(862)	(136)
Total Tier 1 capital	$92,728	$84,790	$7,938
Standardized Tier 2 capital
Subordinated debt	$8,380	$8,851	$(471)
Eligible ACL	2,411	2,065	346
Other adjustments and deductions	(70)	(139)	69
Total Standardized Tier 2 capital	$10,721	$10,777	$(56)
Total Standardized capital	$103,449	$95,567	$7,882
Advanced Tier 2 capital
Subordinated debt	$8,380	$8,851	$(471)
Eligible credit reserves	1,642	1,344	298
Other adjustments and deductions	(70)	(139)	69
Total Advanced Tier 2 capital	$9,952	$10,056	$(104)
Total Advanced capital	$102,680	$94,846	$7,834
1.Other adjustments and deductions used in the calculation of CET1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, non-cash after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

53	December 2025 Form 10-K

Management’s Discussion and Analysis
RWA Rollforward

$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2024	$417,982	$316,429
Change related to the following items:
Derivatives	21,522	15,259
Securities financing transactions	22,249	4,593
Investment securities	(718)	(1,289)
Commitments, guarantees and loans	22,203	5,565
Equity investments	4,029	4,538
Other credit risk	5,939	4,835
Total change in credit risk RWA	$75,224	$33,501
Balance at December 31, 2025	$493,206	$349,930
Market risk RWA
Balance at December 31, 2024	$53,852	$54,322
Change related to the following items:
Regulatory VaR	2,637	2,637
Regulatory stressed VaR	526	526
Incremental risk charge	(2,114)	(2,114)
Comprehensive risk measure	(6)	(434)
Specific risk	4,414	4,408
Total change in market risk RWA	$5,457	$5,023
Balance at December 31, 2025	$59,309	$59,345
Operational risk RWA
Balance at December 31, 2024	N/A	$106,580
Change in operational risk RWA	N/A	(1,697)
Balance at December 31, 2025	N/A	$104,883
Total RWA	$552,515	$514,158
Regulatory VaR—VaR for regulatory capital requirements

In 2025, Credit risk RWA increased under both the Standardized and Advanced Approaches. Under the Standardized Approach, the increase was primarily due to higher Securities financing transactions, Commitments, guarantees and loans, Derivatives exposures, particularly in foreign exchange and equities, and Other credit risk. Under the Advanced Approach, the increase was primarily due to higher Derivatives exposures, particularly in foreign exchange, Commitments, guarantees and loans, and Other credit risk.

Market risk RWA increased in 2025 under both the Standardized and Advanced Approaches, primarily driven by higher Specific Risk due to Non-Securitization standardized charges and Regulatory VaR, partially offset by lower incremental risk charges driven by decreased exposure to non-investment grade issuances.

The decrease in Operational risk RWA in 2025 is primarily due to lower execution-related losses, partially offset by an increase in litigation-related incidents.
G-SIB Capital Surcharge
We and other U.S. G-SIBs are subject to an additional risk-based capital surcharge, the G-SIB capital surcharge, which must be satisfied using CET1 capital. The surcharge is calculated based on the G-SIB’s size, interconnectedness, cross-jurisdictional activity, and complexity and substitutability (“Method 1”) or use of short-term wholesale funding (“Method 2”), whichever is higher.
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
A covered BHC is also required to maintain minimum external TLAC equal to the greater of (i) 18% of total RWA or (ii) 7.5% of total leverage exposure (the SLR denominator). Covered BHCs must also meet a minimum external LTD requirement equal to the greater of (i) total RWA multiplied by the sum of 6% plus the higher of the Method 1 or Method 2 G-SIB capital surcharge or (ii) 4.5% of its total leverage exposure.
TLAC buffer requirements are imposed on top of both the risk-based and leverage exposure-based external TLAC minimum requirements. The risk-based TLAC buffer is equal to the sum of 2.5%, our Method 1 G-SIB surcharge and the CCyB, if any, as a percentage of total RWA. The leverage exposure-based TLAC buffer is equal to 2% of our total leverage exposure. For additional information on TLAC and LTD requirements, see “Regulatory Developments and Other Matters—Final Rulemaking on Changes to the Enhanced Supplementary Leverage Ratio” herein. Failure to maintain the buffers would result in restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.

December 2025 Form 10-K	54

Management’s Discussion and Analysis
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At December 31, 2025	At December 31, 2024
External TLAC[2]			$284,259	$266,146
External TLAC as a % of RWA	18.0%	21.5%	51.4%	55.8%
External TLAC as a % of leverage exposure	7.5%	9.5%	16.5%	17.5%
Eligible LTD[3]			$181,401	$169,690
Eligible LTD as a % of RWA	9.0%	9.0%	32.8%	35.5%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	10.6%	11.2%
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
We are in compliance with all TLAC requirements as of December 31, 2025 and December 31, 2024.
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
During 2025, the Federal Reserve proposed revisions to the SCB, CCAR and supervisory stress testing frameworks and, on February 4, 2026, the Federal Reserve indicated that it does not expect to adopt final versions of the proposed stress test models prior to conducting the 2026 supervisory stress test. As a result, the Federal Reserve has announced that it expects the Firm will continue to be subject to its current SCB requirement of 4.3% until October 1, 2027, at which time a new SCB requirement may apply based on the results of the supervisory stress test conducted in 2027. If relevant, the Firm

55	December 2025 Form 10-K

Management’s Discussion and Analysis
will provide updated information on applicable regulatory capital standards in response to a final rulemaking. See “Regulatory Developments and Other Matters—Proposed Changes to Capital Requirements” and “Regulatory Developments and Other Matters—Supervisory Stress Testing” herein.
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
Average Common Equity Attribution under the Required Capital Framework1

$ in billions	2025	2024	2023
Institutional Securities	$48.4	$45.0	$45.6
Wealth Management	29.4	29.1	28.8
Investment Management	10.6	10.8	10.4
Parent	9.6	6.8	6.0
Total	$98.0	$91.7	$90.8
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
Final Rulemaking on Changes to the Enhanced Supplementary Leverage Ratio
On November 25, 2025, the U.S. banking agencies adopted a final rule modifying eSLR standards applicable to U.S. G-SIBs and their U.S. IDI subsidiaries. Under the final rule, the eSLR buffer applicable to U.S. G-SIBs equals 50% of each

December 2025 Form 10-K	56

Management’s Discussion and Analysis
BHC’s Method 1 G-SIB capital surcharge, applied above the 3.0% minimum SLR requirement. The eSLR buffer applicable to U.S. G-SIBs’ IDI subsidiaries has the same form and calibration as the BHC-level standard but is capped at 1.0%, applied above the 3.0% minimum SLR requirement. The final rule also included conforming modifications to total leverage exposure calculations in U.S. G-SIBs’ TLAC and LTD requirements. The effective date of the final rule is April 1, 2026, with optional early adoption on January 1, 2026.

The Firm and its U.S. Bank Subsidiaries elected to early adopt the final rule as of January 1, 2026. Because our Method 1 G-SIB capital surcharge is 1.0%, the Firm and its U.S. Bank Subsidiaries will be subject to a 3.5% SLR standard (inclusive of a 0.5% eSLR buffer) for the quarter ended March 31, 2026, as compared with the prior standards, which imposed a 5.0% SLR standard on the Firm (inclusive of a 2.0% eSLR buffer) and a 6.0% SLR standard on its U.S. Bank Subsidiaries (inclusive of a 3.0% eSLR buffer).
Supervisory Stress Testing

On October 24, 2025, the Federal Reserve proposed revisions to its supervisory stress testing framework through two related proposals. The first proposal would modify the timeline and operation of the annual supervisory stress test, including through revisions to the Federal Reserve’s supervisory stress testing policy statements, and solicits comment on the Federal Reserve’s supervisory stress testing models. The second proposal solicited comment on the Federal Reserve’s proposed scenarios for the 2026 supervisory stress test. On February 4, 2026, the Federal Reserve finalized the second proposal, and in addition announced that it expects the Firm will continue to be subject to its current SCB requirement of 4.3% until October 1, 2027. We continue to monitor developments related to the open proposal.

57	December 2025 Form 10-K

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
Our risk appetite defines the aggregate level and types of risk that the Firm is willing to accept to achieve its business objectives, taking into account the interests of clients and fiduciary duties to shareholders, as well as capital and other regulatory requirements. This risk appetite is embedded in our risk culture and linked to our short-term and long-term strategic, capital and financial plans, as well as compensation programs. This risk appetite and the related Board-level risk limits and risk tolerance statements are reviewed and approved by the Risk Committee of the Board (“BRC”) and/or the Board, as applicable, on at least an annual basis.
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
2.Committees include the Investment Management Risk Committee, Securities Risk Committee and Wealth Management Risk Committee.

December 2025 Form 10-K	58

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
Firm Risk Committee
The Board has also authorized the Firm Risk Committee (“FRC”), a management committee appointed and co-chaired by the Chief Executive Officer and Chief Risk Officer, which includes the most senior officers of the Firm from the business, independent risk functions and control groups, to help oversee the ERM framework. The FRC’s responsibilities include: oversight of our risk management principles, procedures, limits and tolerances; the monitoring of capital levels and material market, credit, operational, model, liquidity, legal, compliance, reputational and other risks, as appropriate; and the steps management has taken to monitor and manage such risks. The FRC also establishes and communicates risk appetite, including aggregate Firm limits and tolerances, as appropriate. The Governance Process Review Subcommittee of the FRC oversees governance and process issues on behalf of the FRC. The FRC reports to the Board, the BAC, the BOTC and the BRC through the Chief Risk Officer, Chief Financial Officer, Chief Legal Officer and Head of Non-Financial Risk.
Functional Risk and Control Committees
Functional risk and control committees and other committees within the ERM framework facilitate efficient and comprehensive supervision of our risk exposures and processes.
Each business segment has a risk committee that is responsible for helping to ensure that the business segment, as applicable, adheres to established limits and/or tolerances for market, credit, operational and other risks, as applicable; implements risk measurement, monitoring, and management policies, procedures, controls and systems that are consistent with the risk framework established by the FRC; and reviews, on a periodic basis, our aggregate risk exposures, risk exception experience, and the efficacy of our risk identification, measurement, monitoring and management policies and procedures, and related controls.

59	December 2025 Form 10-K

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
Independent Risk Management Functions
The Financial Risk Management functions (Market Risk, Credit Risk, Model Risk, Liquidity Risk, Climate Risk, Electronic Trading Risk and Risk Analytics) and Non-Financial Risk Management functions (Compliance, Global Financial Crimes, and Operational Risk) are independent of our business units and report to the Chief Risk Officer and Head of Non-Financial Risk, respectively. These functions assist senior management and the FRC in monitoring and controlling our risk through a number of control processes. Each function maintains its own risk governance structure with specified individuals and committees responsible for aspects of managing risk. Further discussion about the responsibilities of the risk management functions may be found under “Market Risk,” “Credit Risk,” “Operational Risk,” “Model Risk,” “Liquidity Risk,” “Legal, Regulatory and Compliance Risk,” and “Climate Risk” herein.
Support and Control Functions
Our support and control groups include, but are not limited to, the Legal Department, the Finance Division, the Technology Division (“Technology”), the Operations Division (“Operations”), Human Resources, Corporate Services and
Global Centers. Our support and control functions coordinate with the business segment control groups to review the risk monitoring and risk management policies and procedures relating to, among other things, controls over financial reporting and disclosure; each business segment’s market, credit and operational risk profile; liquidity risks; model risks; sales practices; reputational, legal enforceability, compliance and regulatory risks; and technological risks. Participation by the senior officers of the Firm and business segment control groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo thorough review.
Internal Audit Department
The Internal Audit Department (“IAD”) independently identifies and assesses risks facing the Firm and provides independent, objective and timely assurance to stakeholders about the effectiveness of risk management, governance and controls over key risks within the Firm’s businesses and functions. Activities (including outsourced activities) and entities of the Firm (including subsidiaries, affiliates and branches) are subject to IAD coverage. IAD designs and executes a comprehensive risk-based assurance plan to fulfill its role and purpose, which includes assessing compliance with policies, procedures and laws and regulations. IAD may conduct other assurance work, such as retrospective reviews, pre-implementation reviews, and investigations as requested by the BAC, senior management or the Firm’s regulators.
IAD executes its activities in accordance with the mandatory elements of The Institute of Internal Auditors’ Global Internal Audit Standards, as well as the Firm’s Code of Ethics and Business Conduct, regulatory requirements, and IAD’s policies, procedures, standards and guidance. The Chief Audit Officer, who reports directly to the Chair of the BAC and administratively to the Firm’s Chief Executive Officer (“CEO”), communicates the results of IAD activities to the BAC on a quarterly basis and periodically to the BRC and BOTC.
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

December 2025 Form 10-K	60

Risk Disclosures
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

61	December 2025 Form 10-K

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

December 2025 Form 10-K	62

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
95%/One-Day Management VaR

	2025
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$27	$30	$43	$20
Equity price	27	30	44	17
Foreign exchange rate	7	12	22	6
Commodity price	13	16	27	11
Less: Diversification benefit[2]	(36)	(39)	N/A	N/A
Primary Risk Categories	$38	$49	$63	$34
Credit Portfolio	14	18	23	13
Less: Diversification benefit[2]	(8)	(15)	N/A	N/A
Total Management VaR	$44	$52	$64	$38

	2024
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$23	$31	$52	$19
Equity price	21	23	39	17
Foreign exchange rate	10	10	15	6
Commodity price	18	15	23	10
Less: Diversification benefit[2]	(37)	(37)	N/A	N/A
Primary Risk Categories	$35	$42	$59	$32
Credit Portfolio	20	24	26	20
Less: Diversification benefit[2]	(16)	(17)	N/A	N/A
Total Management VaR	$39	$49	$66	$39
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

Average Total Management VaR and average Management VaR for the Primary Risk Categories increased from 2024, primarily driven by increased exposure in the equity price category.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where

63	December 2025 Form 10-K

Risk Disclosures
losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy. There were six trading loss days in 2025, none of which exceeded 95% Total Management VaR, compared to 11 trading loss days in 2024, none of which exceeded 95% Total Management VaR.
Daily 95%/One-Day Total Management VaR for 2025
($ in millions)
Daily Net Trading Revenues for 2025
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
Credit Spread Risk Sensitivity1

$ in millions	At December 31, 2025	At December 31, 2024
Derivatives	$6	$6
Borrowings carried at fair value	59	49
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
Wealth Management Net Interest Income Sensitivity Analysis

$ in millions	At December 31, 2025	At December 31, 2024
Basis point change
+200	$410	$699
+100	209	350
-100	(244)	(371)
-200	(542)	(803)
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

December 2025 Form 10-K	64

Risk Disclosures
scenarios and lower net interest income in lower interest rate scenarios. The level of interest rates may impact the amount of deposits held at the Firm, given competition for deposits from other institutions and alternative cash-equivalent products available to depositors. Further, the level of interest rates could also impact client demand for loans. Net interest income sensitivity to interest rates at December 31, 2025 decreased from December 31, 2024, primarily driven by the effects of changes in the balance sheet mix.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At December 31, 2025	At December 31, 2024
Investments related to Investment Management activities	$629	$571
Other investments:
MUMSS	129	122
Other Firm investments	493	463
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

65	December 2025 Form 10-K

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
Risk Mitigation
We may seek to mitigate credit risk from our lending and trading activities in multiple ways, including collateral provisions, guarantees and hedges. At the transaction level, we seek to mitigate risk through management of key risk elements such as size, tenor, financial covenants, seniority and collateral. We actively hedge certain of our lending and derivatives exposures. Hedging activities consist of the purchase, sale or transfer of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). Additionally, we may sell, assign or syndicate loans and lending commitments to other financial institutions in the primary and secondary loan markets.
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
Loans and Lending Commitments

	At December 31, 2025
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$7,277	$7,202	$—	$14,479
Secured lending facilities	69,149	1,817	—	70,966
Commercial and Residential real estate	8,039	320	3,949	12,308
Securities-based lending and Other	3,780	30	6,904	10,714
Total Institutional Securities	88,245	9,369	10,853	108,467
Wealth Management:
Residential real estate	72,403	5	—	72,408
Securities-based lending and Other	109,201	—	—	109,201
Total Wealth Management	181,604	5	—	181,609
Total Investment Management[2]	3	—	91	94
Total loans	269,852	9,374	10,944	290,170
ACL	(1,132)			(1,132)
Total loans, net of ACL	$268,720	$9,374	$10,944	$289,038
Lending commitments[3]	$166,989	$41,445	$732	$209,166
Total exposure	$435,709	$50,819	$11,676	$498,204

December 2025 Form 10-K	66

Risk Disclosures

	At December 31, 2024
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$6,889	$9,183	$—	$16,072
Secured lending facilities	48,842	2,507	—	51,349
Commercial and Residential real estate	8,412	628	2,420	11,460
Securities-based lending and Other	2,876	—	6,041	8,917
Total Institutional Securities	67,019	12,318	8,461	87,798
Wealth Management:
Residential real estate	66,738	—	—	66,738
Securities-based lending and Other	93,139	1	—	93,140
Total Wealth Management	159,877	1	—	159,878
Total Investment Management[2]	4	—	200	204
Total loans	226,900	12,319	8,661	247,880
ACL	(1,066)			(1,066)
Total loans, net of ACL	$225,834	$12,319	$8,661	$246,814
Lending commitments[3]	$148,818	$26,955	$758	$176,531
Total exposure	$374,652	$39,274	$9,419	$423,345
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
In 2025, total loans and lending commitments increased by approximately $75 billion, primarily due to growth in securities-based loans within the Wealth Management business segment and an increase in secured lending facilities and relationship corporate lending commitments within the Institutional Securities business segment.
See Notes 4, 5, 9 and 14 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	2025
ACL—Loans
Beginning balance	$1,066
Gross charge-offs	(214)
Recoveries	22
Net (charge-offs)/recoveries	(192)
Provision for credit losses	230
Other	28
Ending balance	$1,132
ACL—Lending commitments
Beginning balance	$656
Provision for credit losses	119
Other	23
Ending balance	$798
Total ending balance	$1,930
Provision for Credit Losses by Business Segment

	Year Ended December 31, 2025
$ in millions	IS	WM	Total
Loans	$185	$45	$230
Lending commitments	117	2	119
Total	$302	$47	$349
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
The allowance for credit losses for loans and lending commitments increased since December 31, 2024, primarily related to portfolio growth in corporate loans and secured lending facilities and provisions for certain specific commercial real estate loans. Charge-offs in 2025 were primarily related to commercial real estate loans within the Institutional Securities business segment.
The base scenario used in our ACL models as of December 31, 2025 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes continued economic growth relative to the prior year forecast. Our ACL models incorporate key macroeconomic variables, including U.S. real GDP growth rate. The significance of key macroeconomic variables on our ACL models varies depending on portfolio composition and economic conditions.
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2026	4Q 2027
Year-over-year growth rate	1.8%	2.1%

67	December 2025 Form 10-K

Risk Disclosures
Other key macroeconomic variables used in our ACL models include corporate credit spreads, interest rates and commercial real estate indices. See Note 2 to the financial statements for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At December 31, 2025		At December 31, 2024
	IS	WM	IS	WM
Accrual	99.2%	99.8%	99.2%	99.7%
Nonaccrual[1]	0.8%	0.2%	0.8%	0.3%
1.Nonaccrual loans are loans where principal or interest is not expected when contractually due or are past due 90 days or more unless the obligation is well-secured and is in the process of collection.
Net Charge-off Ratios for Loans Held for Investment

	Year Ended December 31,
	2025		2024		2023
$ in millions	Net Charge-off Ratio[1]	Average Loans	Net Charge-off Ratio[1]	Average Loans	Net Charge-off Ratio[1]	Average Loans
Corporate	0.31%	$7,727	0.57%	$6,895	0.47%	$7,062
Secured Lending Facilities	—%	57,913	0.03%	43,158	—%	37,702
Commercial Real Estate	1.82%	8,280	1.87%	8,620	1.50%	8,590
Residential Real Estate	—%	69,225	—%	63,204	—%	57,177
SBL and Other	0.02%	103,660	0.03%	91,221	—%	91,126
Total	0.08%	$246,805	0.11%	$213,098	0.08%	$201,657
SBL—Securities-based lending
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.
Institutional Securities Lending Activities
Institutional Securities Loans and Lending Commitments1

	At December 31, 2025
	Contractual Years to Maturity
$ in millions	< 1	1-5	5-15	>15	Total
Loans
AA	$2	$163	$—	$—	$165
A	989	1,159	158	—	2,306
BBB	3,872	17,798	967	429	23,066
BB	9,948	40,450	2,668	413	53,479
Other NIG	5,288	12,931	3,965	153	22,337
Unrated[2]	212	1,587	955	3,596	6,350
Total loans, net of ACL	20,311	74,088	8,713	4,591	107,703
Lending commitments
AAA	—	75	—	—	75
AA	3,795	5,024	275	—	9,094
A	11,952	29,626	983	—	42,561
BBB	9,721	61,325	2,138	148	73,332
BB	2,676	30,373	3,492	1,551	38,092
Other NIG	868	21,087	3,651	3	25,609
Unrated[2]	20	88	8	1	117
Total lending commitments	29,032	147,598	10,547	1,703	188,880
Total exposure	$49,343	$221,686	$19,260	$6,294	$296,583

	At December 31, 2024
	Contractual Years to Maturity
$ in millions	< 1	1-5	5-15	>15	Total
Loans
AA	$3	$575	$187	$—	$765
A	894	588	164	—	1,646
BBB	5,165	13,185	91	124	18,565
BB	11,235	24,467	2,592	358	38,652
Other NIG	8,520	12,776	1,673	145	23,114
Unrated[2]	227	1,176	420	2,503	4,326
Total loans, net of ACL	26,044	52,767	5,127	3,130	87,068
Lending commitments
AAA	—	75	—	—	75
AA	2,560	4,285	88	—	6,933
A	8,226	21,372	1,091	—	30,689
BBB	10,135	54,752	1,507	146	66,540
BB	3,174	23,239	3,062	941	30,416
Other NIG	1,074	17,436	3,956	2	22,468
Unrated[2]	14	93	33	—	140
Total lending commitments	25,183	121,252	9,737	1,089	157,261
Total exposure	$51,227	$174,019	$14,864	$4,219	$244,329
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At December 31, 2025	At December 31, 2024
Industry
Financials	$83,193	$68,512
Real estate	50,923	40,041
Healthcare	21,725	15,455
Communications Services	21,292	20,425
Industrials	20,952	20,024
Information Technology	17,252	15,666
Consumer staples	16,851	12,098
Consumer discretionary	15,504	14,699
Utilities	13,828	11,755
Energy	12,946	9,036
Materials	9,689	7,378
Insurance	7,443	6,812
Other	4,985	2,428
Total exposure	$296,583	$244,329
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial and Residential real estate, and Securities-based lending and Other. As of December 31, 2025 and December 31, 2024, over 90% of our Institutional Securities total exposure, which consisted of loans and lending commitments, was investment grade and/or secured by collateral.
Corporate comprises relationship and event-driven loans and lending commitments supporting general and event-driven financing needs for our institutional clients, which typically consist of revolving lines of credit, term loans and bridge loans; may have varying terms; may be senior or

December 2025 Form 10-K	68

Risk Disclosures
subordinated; may be secured or unsecured; are generally contingent upon representations, warranties and contractual conditions applicable to the borrower; and may be syndicated, traded or hedged. Relationship loans and lending commitments are extended to select institutional clients, primarily for general corporate purposes and generally with the intent to hold for the foreseeable future. Event-driven loans and lending commitments are associated with certain underwritings and/or syndications to finance a specific client transaction, such as a merger, acquisition, recapitalization or project finance activity.
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
Securities-based lending and Other includes financing extended to sales and trading customers and corporate loans purchased in the secondary market.
Institutional Securities Loans and Lending Commitments Held for Investment

	At December 31, 2025
$ in millions	Loans	Lending Commitments	Total
Corporate	$7,277	$119,390	$126,667
Secured lending facilities	69,149	26,947	96,096
Commercial real estate	8,039	353	8,392
Securities-based lending and Other	3,780	938	4,718
Total, before ACL	$88,245	$147,628	$235,873
ACL	$(764)	$(780)	$(1,544)

	At December 31, 2024
$ in millions	Loans	Lending Commitments	Total
Corporate	$6,889	$105,824	$112,713
Secured lending facilities	48,842	20,971	69,813
Commercial real estate	8,412	1,249	9,661
Securities-based lending and Other	2,876	1,504	4,380
Total, before ACL	$67,019	$129,548	$196,567
ACL	$(730)	$(640)	$(1,370)
Institutional Securities Commercial Real Estate Loans and Lending Commitments
By Region

	At December 31, 2025			At December 31, 2024
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
EMEA	$4,320	$184	$4,504	$3,806	$522	$4,328
Americas	4,116	202	4,318	5,066	820	5,886
Asia	466	15	481	467	13	480
Total	$8,902	$401	$9,303	$9,339	$1,355	$10,694
By Property Type

	At December 31, 2025			At December 31, 2024
$ in millions	Loans[1]	LC1	Total	Loans[1]	LC1	Total
Industrial	$3,603	$118	$3,721	$2,610	$125	$2,735
Office	2,143	132	2,275	2,846	109	2,955
Multifamily	1,729	96	1,825	2,042	80	2,122
Hotel	867	51	918	736	70	806
Retail	560	4	564	1,105	971	2,076
Total	$8,902	$401	$9,303	$9,339	$1,355	$10,694
LC–Lending Commitments
1. Amounts include HFI, HFS and FVO loans and lending commitments. HFI loans are presented net of ACL.
As of December 31, 2025 and December 31, 2024, our lending against commercial real estate (“CRE”) properties within the Institutional Securities business segment totaled $9.3 billion and $10.7 billion, respectively. This represents 3.1% and 4.4%, respectively, of total exposure reflected in the Institutional Securities Loans and Lending Commitments table above. Those CRE loans are originated for experienced sponsors and are generally secured by specific institutional CRE properties. In many cases, loans are subsequently syndicated or securitized on a full or partial basis, reducing our ongoing exposure.
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

69	December 2025 Form 10-K

Risk Disclosures
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

	Year Ended December 31, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	SBL and Other	Total
ACL—Loans
Beginning balance	$200	$140	$373	$17	$730
Gross charge-offs	(24)	—	(173)	—	(197)
Recoveries	—	—	22	—	22
Net (charge-offs)/recoveries	(24)	—	(151)	—	(175)
Provision (release)	75	59	47	4	185
Other	9	2	14	(1)	24
Ending balance	$260	$201	$283	$20	$764
ACL—Lending commitments
Beginning balance	$507	$88	$40	$5	$640
Provision (release)	101	46	(28)	(2)	117
Other	17	3	—	3	23
Ending balance	$625	$137	$12	$6	$780
Total ending balance	$885	$338	$295	$26	$1,544
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At December 31, 2025	At December 31, 2024
Corporate	3.6%	2.9%
Secured lending facilities	0.3%	0.3%
Commercial real estate	3.5%	4.4%
Securities-based lending and Other	0.5%	0.6%
Total Institutional Securities loans	0.9%	1.1%
Wealth Management Lending Activities
Wealth Management Loans and Lending Commitments

	At December 31, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$96,959	$11,210	$654	$137	$108,960
Residential real estate	1	116	989	71,175	72,281
Total loans, net of ACL	$96,960	$11,326	$1,643	$71,312	$181,241
Lending commitments	16,907	2,889	66	424	20,286
Total exposure	$113,867	$14,215	$1,709	$71,736	$201,527

	At December 31, 2024
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$82,788	$8,944	$1,024	$145	$92,901
Residential real estate	1	111	1,106	65,423	66,641
Total loans, net of ACL	$82,789	$9,055	$2,130	$65,568	$159,542
Lending commitments	16,318	2,523	43	386	19,270
Total exposure	$99,107	$11,578	$2,173	$65,954	$178,812
The principal Wealth Management business segment lending activities include Securities-based lending and Residential real estate loans.
Securities-based lending allows clients to borrow money against the value of qualifying securities, generally for any purpose other than purchasing, trading or carrying securities or refinancing margin debt. We establish approved credit lines against qualifying securities and monitor limits daily and, pursuant to such guidelines, require customers to deposit additional collateral, or reduce debt positions, when necessary. These credit lines are primarily uncommitted loan facilities, as we reserve the right not to make any advances or may terminate these credit lines at any time. Factors considered in the review of these loans include, but are not limited to, the loan amount, the client’s credit profile, the degree of leverage, collateral diversification, price volatility and liquidity of the collateral. Other loans primarily include tailored lending, which typically consist of bespoke lending arrangements provided to ultra-high net worth clients. Securities-based lending and Other loans are generally secured by various types of eligible collateral, including marketable securities, private investments, investor commitments for capital calls, commercial real estate and other financial assets.
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
Wealth Management Commercial Real Estate Loans and Lending Commitments by Property Type

	At December 31, 2025			At December 31, 2024
$ in millions	Loans[1]	LC1	Total exposure	Loans[1]	LC1	Total exposure
Retail	$2,306	$—	$2,306	$2,293	$—	$2,293
Office	2,136	1	2,137	1,951	11	1,962
Multifamily	1,701	197	1,898	1,928	261	2,189
Industrial	437	—	437	456	—	456
Hotel	385	—	385	442	—	442
Other	311	—	311	309	—	309
Total	$7,276	$198	$7,474	$7,379	$272	$7,651
LC–Lending Commitments
1.Amounts include HFI loans and lending commitments. HFI loans are presented net of ACL.
As of December 31, 2025 and December 31, 2024, our direct lending against CRE properties totaled $7.5 billion and $7.7 billion, respectively, within the Wealth Management business segment. This represents 3.7% and 4.3%, respectively, of total exposure reflected in the Wealth Management Loans and Lending Commitments table above, primarily included within Securities-based lending and Other loans. Such loans are originated through our private banking platform, are both secured and generally benefiting from full or partial guarantees from high or ultra-high net worth clients, which

December 2025 Form 10-K	70

Risk Disclosures
partially reduce associated credit risk. At both December 31, 2025 and December 31, 2024, greater than 95% of the CRE loans balance in the Wealth Management business segment received guarantees. All of our lending against CRE properties within Wealth Management are in the Americas region.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

	Year Ended December 31, 2025
$ in millions	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$97	$239	$336
Gross charge-offs	—	(17)	(17)
Provision (release)	30	15	45
Other	—	4	4
Ending balance	$127	$241	$368
ACL—Lending commitments
Beginning balance	$4	$12	$16
Provision (release)	1	1	2
Ending balance	$5	$13	$18
Total ending balance	$132	$254	$386
As of December 31, 2025 and December 31, 2024, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At December 31, 2025	At December 31, 2024
Institutional Securities	$52,657	$27,612
Wealth Management	31,214	28,270
Total	$83,871	$55,882
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
Derivatives
Fair Value of OTC Derivative Assets

	At December 31, 2025
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$969	$12,406	$41,750	$19,551	$10,930	$85,606
1-3 years	485	5,978	16,718	9,879	7,556	40,616
3-5 years	676	6,324	9,408	7,288	3,223	26,919
Over 5 years	3,124	23,497	52,600	28,599	7,471	115,291
Total, gross	$5,254	$48,205	$120,476	$65,317	$29,180	$268,432
Counterparty netting	(3,041)	(39,093)	(90,919)	(46,335)	(16,243)	(195,631)
Cash and securities collateral	(2,114)	(7,346)	(25,473)	(13,043)	(5,669)	(53,645)
Total, net	$99	$1,766	$4,084	$5,939	$7,268	$19,156

	At December 31, 2024
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$1,711	$17,625	$50,643	$22,643	$9,793	$102,415
1-3 years	541	6,249	19,068	10,248	6,095	42,201
3-5 years	973	7,308	9,821	5,631	3,750	27,483
Over 5 years	3,330	25,406	49,469	28,206	6,398	112,809
Total, gross	$6,555	$56,588	$129,001	$66,728	$26,036	$284,908
Counterparty netting	(3,320)	(44,604)	(98,598)	(47,132)	(14,691)	(208,345)
Cash and securities collateral	(2,559)	(10,632)	(25,568)	(13,729)	(5,558)	(58,046)
Total, net	$676	$1,352	$4,835	$5,867	$5,787	$18,517

$ in millions	At December 31, 2025	At December 31, 2024
Industry
Financials	$7,233	$5,678
Utilities	3,626	3,733
Industrials	1,251	1,315
Consumer discretionary	1,174	1,046
Materials	804	409
Energy	756	987
Communications Services	719	914
Regional governments	637	799
Healthcare	618	353
Consumer staples	541	734
Sovereign governments	325	683
Real estate	301	91
Information technology	230	634
Insurance	159	207
Not-for-profit organizations	98	94
Other	684	840
Total	$19,156	$18,517
1.Counterparty credit ratings are determined internally by the CRM.

71	December 2025 Form 10-K

Risk Disclosures
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

December 2025 Form 10-K	72

Risk Disclosures
Top 10 Non-U.S. Country Exposures

	At December 31, 2025
$ in millions	United Kingdom	France	Germany	Japan	Brazil
Sovereign
Net inventory[1]	$727	$5,222	$1,576	$2,372	$5,756
Net counterparty exposure[2]	19	2	73	41	—
Exposure before hedges	746	5,224	1,649	2,413	5,756
Hedges[3]	(21)	(61)	(148)	(144)	(167)
Net exposure	$725	$5,163	$1,501	$2,269	$5,589
Non-sovereign
Net inventory[1]	$1,255	$837	$174	$516	$129
Net counterparty exposure[2]	7,688	3,354	3,228	3,687	385
Loans	13,015	425	2,657	880	233
Lending commitments	10,375	4,756	6,893	284	435
Exposure before hedges	32,333	9,372	12,952	5,367	1,182
Hedges[3]	(1,749)	(1,506)	(1,559)	(354)	(91)
Net exposure	$30,584	$7,866	$11,393	$5,013	$1,091
Total net exposure	$31,309	$13,029	$12,894	$7,282	$6,680

$ in millions	Australia	Korea	Spain	Netherlands	Canada
Sovereign
Net inventory[1]	$146	$2,457	$593	$322	$231
Net counterparty exposure[2]	16	332	—	—	13
Exposure before hedges	162	2,789	593	322	244
Hedges[3]	—	(35)	(8)	(12)	—
Net exposure	$162	$2,754	$585	$310	$244
Non-sovereign
Net inventory[1]	$366	$175	$469	$565	$776
Net counterparty exposure[2]	745	849	438	711	787
Loans	1,685	—	1,477	1,105	136
Lending commitments	1,453	150	917	1,078	1,749
Exposure before hedges	4,249	1,174	3,301	3,459	3,448
Hedges[3]	(416)	(30)	(233)	(143)	(123)
Net exposure	$3,833	$1,144	$3,068	$3,316	$3,325
Total net exposure	$3,995	$3,898	$3,653	$3,626	$3,569
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
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, human factors (e.g., inappropriate or unlawful conduct) or external events (e.g., cyberattacks or third-party vulnerabilities) that may manifest as, for example, loss of information, business disruption, theft and fraud, legal and compliance risks, or damage to physical assets. We may experience operational risk events across the full scope of our business activities, including revenue-generating activities and support and control groups (e.g., IT and trade processing).
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
The breadth and range of operational risks are such that the types of mitigating activities are wide-ranging. Examples of activities include: continuous enhancement of defenses against cyberattacks, use of legal agreements and contracts to transfer and/or limit operational risk exposures, due diligence, implementation of enhanced policies and procedures, technology change management controls, exception management processing controls, and segregation of duties.
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
The Operational Risk Department and the Non-Financial Risk Cyber, Technology, and Information Security Department (“NFR CTIS”) provide independent oversight of operational

73	December 2025 Form 10-K

Risk Disclosures
risk and assess, measure and monitor operational risk against appetite. The Operational Risk Department and NFR CTIS work with the business segments and control groups to embed a transparent, consistent and comprehensive framework for managing operational risk within each area and across the Firm.
The NFR CTIS scope includes non-financial risk oversight of technology risk, cybersecurity risk and information security risk. The Operational Risk Department scope includes oversight of the fraud risk management and prevention program, and third-party risk management (supplier and affiliate risk oversight and assessment), among others.
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
As part of the ERM framework, we have implemented and maintain a program that is designed to identify and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Our Cybersecurity Program helps protect our clients, customers, employees, property, products, services and reputation by seeking to preserve the confidentiality, integrity and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems. We continually review our Cybersecurity Program, and make adjustments where appropriate, to address the evolving cybersecurity threat landscape, including threats arising from new technologies, such as generative artificial intelligence, and comply with extensive legal and regulatory expectations.
Processes for assessing, identifying and managing material risks from cybersecurity threats
Our Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to our network, infrastructure, computing environment and the third parties that we rely on. We periodically assess the design of our cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework for Improving Critical Infrastructure Cybersecurity, as well as applicable global cybersecurity regulations, and develop improvements to those controls in response to that assessment where necessary. Our Cybersecurity Program also includes cybersecurity and information security policies, procedures and technologies that are designed to address regulatory requirements and protect our clients’, employees’ and own data against unauthorized disclosure, modification and misuse. These policies, procedures and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response and recovery planning. See also “Firm Resilience” herein for a discussion of our resilience program that is designed to mitigate the impacts of cybersecurity events and other risks.
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

December 2025 Form 10-K	74

Risk Disclosures
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
The members of management that lead our Cybersecurity Program and strategy have extensive experience in technology, cybersecurity and information security. The CIO has over 30 years of experience in various engineering, IT, operations and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management and information security. The Head of NFR CTIS has over 25 years of experience in technology, security and compliance roles, including experience in government security agencies.
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

75	December 2025 Form 10-K

Risk Disclosures
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
Model Risk
Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision-making, noncompliance with applicable laws and/or regulations or damage to the Firm’s reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions.

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

December 2025 Form 10-K	76

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
Climate Risk
Climate-related risk consists of physical and transition risks. Physical risks include harm to people and property arising from acute climate-related events, such as floods, hurricanes, heatwaves, droughts and wildfires, and chronic, longer-term shifts in climate patterns, such as higher global average temperatures, rising sea levels and long-term droughts. Transition risks include policy, legal, technology and market changes. Examples of these transition risks include changes in consumer and business sentiment, related technologies, shareholder preferences and any additional regulatory and legislative requirements, including increased disclosure requirements or taxation of carbon emissions.
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
As climate risk is interconnected with other risk types, we have developed and continue to enhance processes to embed climate risk considerations into our risk management practices and governance structures. The BRC oversees Firmwide risks, which include climate risk, and, as part of its oversight, receives updates on our risk management approach to climate risk, including our approaches toward scenario analysis and integration of climate risk into our existing risk management processes. Our climate risk management efforts are overseen by the Climate Risk Committee, which is co-chaired by our Firm Risk Management Chief Operating Officer and Chief Sustainability Officer and shapes our approach to managing climate-related risks in line with our overall risk framework.

77	December 2025 Form 10-K

Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Morgan Stanley:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Morgan Stanley and subsidiaries (the “Firm”) as of December 31, 2025 and 2024, the related consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Firm as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Firm’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Firm’s internal control over financial reporting.
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
Valuation of Level 3 Financial Assets and Certain Level 3 Financial Liabilities Carried at Fair Value on a Recurring Basis and Level 3 Loans Held for Sale — Refer to Note 4 to the financial statements
Critical Audit Matter Description
The Firm’s trading and financing activities result in the Firm carrying material financial instruments having limited price transparency. These financial instruments can span a broad array of product types and generally include derivatives, securities, loans, and borrowings. As described in Note 4, at December 31, 2025 the Level 3 financial assets carried at fair value on a recurring basis approximate $8.0 billion; the Level 3 trading liabilities, borrowings, other secured financings, and securities sold under agreements to repurchase carried at fair value on a recurring basis approximate $5.0 billion, and the Level 3 loans held for sale approximate $3.7 billion. Unlike financial instruments whose inputs are readily observable and, therefore, more easily independently corroborated, the valuation of these financial instruments is inherently subjective and often involves the use of unobservable inputs and proprietary valuation models whose underlying algorithms and valuation methodologies are complex.

We identified the valuation of Level 3 financial assets and Level 3 trading liabilities, borrowings, other secured financings, and securities sold under agreements to repurchase carried at fair value on a recurring basis and Level 3 loans held for sale as a critical audit matter given the Firm uses complex valuation models and/or valuation inputs that are not observable in the marketplace to determine the respective carrying values. Performing our audit procedures to evaluate the appropriateness of these models and inputs involved a high degree of auditor judgment, professionals with specialized skills and knowledge, and an increased extent of testing.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of Level 3 financial assets and Level 3 trading liabilities, borrowings, other secured

December 2025 Form 10-K	78

borrowings, and securities sold under agreements to repurchase carried at fair value on a recurring basis and Level 3 loans held for sale included the following, among others:
•We tested the design and operating effectiveness of the Firm’s model review and price verification controls. The Firm maintains these internal controls to assess the appropriateness of its valuation methodologies and the relevant inputs and assumptions.
•We independently evaluated the appropriateness of management’s valuation methodologies for selected financial instruments, including the input assumptions, considering the expected assumptions of other market participants and external data when available.
•We developed independent estimates for selected financial instruments using externally sourced inputs and independent valuation models and used such estimates to further evaluate management’s estimates. For certain of our selected financial instruments, this included a comparison to the Firm’s estimates for similar transactions and an evaluation of the Firm’s assumptions inclusive of the inputs, as applicable.
•We tested the revenues arising from the trade date fair value estimates for selected structured transactions for which we developed independent estimates to test the valuation inputs and assumptions used by the Firm and evaluated whether these methods were consistent with the Firm’s relevant valuation policies.
•We assessed the consistency by which management has applied significant and unobservable valuation assumptions used in developing the Firm’s estimates.
•We performed a retrospective assessment of management’s estimates for certain of our selected financial instruments, for which there were events or transactions occurring after the valuation date. We did so by comparing management’s estimates to the relevant evidence provided by such events or transactions, as applicable.

/s/ Deloitte & Touche LLP
New York, New York
February 19, 2026

We have served as the Firm’s auditor since 1997.

79	December 2025 Form 10-K

Consolidated Income Statement

in millions, except per share data	2025	2024	2023
Revenues
Investment banking	$8,199	$6,705	$4,948
Trading	18,556	16,763	15,263
Investments	1,351	824	573
Commissions and fees	5,936	5,094	4,537
Asset management	25,145	22,499	19,617
Other	1,412	1,265	975
Total non-interest revenues	60,599	53,150	45,913
Interest income[1]	59,063	54,135	45,849
Interest expense[1]	49,017	45,524	37,619
Net interest	10,046	8,611	8,230
Net revenues	70,645	61,761	54,143
Provision for credit losses	349	264	532
Non-interest expenses
Compensation and benefits	29,216	26,178	24,558
Brokerage, clearing and exchange fees	4,679	4,140	3,476
Information processing and communications	4,418	4,088	3,775
Professional services	2,839	2,901	3,058
Occupancy and equipment	1,872	1,905	1,895
Marketing and business development	1,173	965	898
Other	4,145	3,724	4,138
Total non-interest expenses	48,342	43,901	41,798
Income before provision for income taxes	21,954	17,596	11,813
Provision for income taxes	4,929	4,067	2,583
Net income	$17,025	$13,529	$9,230
Net income applicable to noncontrolling interests	164	139	143
Net income applicable to Morgan Stanley	$16,861	$13,390	$9,087
Preferred stock dividends	612	590	557
Earnings applicable to Morgan Stanley common shareholders	$16,249	$12,800	$8,530
Earnings per common share
Basic	$10.32	$8.04	$5.24
Diluted	10.21	7.95	5.18
Average common shares outstanding
Basic	1,574	1,591	1,628
Diluted	1,592	1,611	1,646
1. 2023 amounts have been adjusted to conform with the current period presentation. See Note 2 for additional information.

Consolidated Comprehensive Income Statement

$ in millions	2025	2024	2023
Net income	$17,025	$13,529	$9,230
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	306	(422)	(20)
Change in net unrealized gains (losses) on available-for-sale securities	988	521	1,098
Pension and other	25	12	(87)
Change in net debt valuation adjustment	(858)	(534)	(1,290)
Net change in cash flow hedges	58	(51)	20
Total other comprehensive income (loss)	$519	$(474)	$(279)
Comprehensive income	$17,544	$13,055	$8,951
Net income applicable to noncontrolling interests	164	139	143
Other comprehensive income (loss) applicable to noncontrolling interests	(10)	(81)	(111)
Comprehensive income applicable to Morgan Stanley	$17,390	$12,997	$8,919

December 2025 Form 10-K	80	See Notes to Consolidated Financial Statements

Consolidated Balance Sheet

$ in millions, except share data	At December 31, 2025	At December 31, 2024
Assets
Cash and cash equivalents	$111,695	$105,386
Trading assets at fair value ($213,269 and $148,945 were pledged to various parties)	428,276	331,884
Investment securities:
Available-for-sale at fair value (amortized cost of $112,522 and $101,960)	110,466	98,608
Held-to-maturity (fair value of $45,615 and $51,203)	53,090	61,071
Securities purchased under agreements to resell (includes $— and $— at fair value)	120,243	118,565
Securities borrowed	151,908	123,859
Customer and other receivables	114,720	86,158
Loans:
Held for investment (net of allowance for credit losses of $1,132 and $1,066)	268,720	225,834
Held for sale	9,374	12,319
Goodwill	16,726	16,706
Intangible assets (net of accumulated amortization of $1,882 and $5,445)	6,010	6,453
Other assets	29,042	28,228
Total assets	$1,420,270	$1,215,071
Liabilities
Deposits (includes $8,755 and $6,499 at fair value)	$415,523	$376,007
Trading liabilities at fair value	169,569	153,764
Securities sold under agreements to repurchase (includes $696 and $956 at fair value)	78,539	50,067
Securities loaned	17,310	15,226
Other secured financings (includes $16,871 and $14,088 at fair value)	21,603	21,602
Customer and other payables	226,519	175,938
Other liabilities and accrued expenses	29,620	28,220
Borrowings (includes $132,479 and $103,332 at fair value)	348,935	288,819
Total liabilities	1,307,618	1,109,643
Commitments and contingent liabilities (see Note 14)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	9,750	9,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,582,834,137 and 1,606,653,706	20	20
Additional paid-in capital	31,153	30,179
Retained earnings	115,091	104,989
Employee stock trusts	5,154	5,103
Accumulated other comprehensive income (loss)	(6,285)	(6,814)
Common stock held in treasury at cost, $0.01 par value (456,059,842 and 432,240,273 shares)	(38,097)	(33,613)
Common stock issued to employee stock trusts	(5,154)	(5,103)
Total Morgan Stanley shareholders’ equity	111,632	104,511
Noncontrolling interests	1,020	917
Total equity	112,652	105,428
Total liabilities and equity	$1,420,270	$1,215,071

See Notes to Consolidated Financial Statements	81	December 2025 Form 10-K

Consolidated Statement of Changes in Total Equity

$ in millions	2025	2024	2023
Preferred stock
Beginning balance	$9,750	$8,750	$8,750
Issuance of preferred stock	—	1,000	—
Ending balance	9,750	9,750	8,750
Common stock
Beginning and ending balance	20	20	20
Additional paid-in capital
Beginning balance	30,179	29,832	29,339
Share-based award activity	974	352	493
Issuance of preferred stock	—	(5)	—
Ending balance	31,153	30,179	29,832
Retained earnings
Beginning balance	104,989	97,996	94,862
Cumulative adjustment related to the adoption of accounting standard update[1]	—	(60)	—
Net income applicable to Morgan Stanley	16,861	13,390	9,087
Preferred stock dividends[2]	(612)	(590)	(557)
Common stock dividends[2]	(6,147)	(5,745)	(5,393)
Other net increases (decreases)	—	(2)	(3)
Ending balance	115,091	104,989	97,996
Employee stock trusts
Beginning balance	5,103	5,314	4,881
Share-based award activity	51	(211)	433
Ending balance	5,154	5,103	5,314
Accumulated other comprehensive income (loss)
Beginning balance	(6,814)	(6,421)	(6,253)
Net change in Accumulated other comprehensive income (loss)	529	(393)	(168)
Ending balance	(6,285)	(6,814)	(6,421)
Common stock held in treasury at cost
Beginning balance	(33,613)	(31,139)	(26,577)
Share-based award activity	1,359	1,704	1,654
Repurchases of common stock and employee tax withholdings	(5,843)	(4,178)	(6,216)
Ending balance	(38,097)	(33,613)	(31,139)
Common stock issued to employee stock trusts
Beginning balance	(5,103)	(5,314)	(4,881)
Share-based award activity	(51)	211	(433)
Ending balance	(5,154)	(5,103)	(5,314)
Noncontrolling interests
Beginning balance	917	944	1,090
Net income applicable to noncontrolling interests	164	139	143
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(10)	(81)	(111)
Other net increases (decreases)	(51)	(85)	(178)
Ending balance	1,020	917	944
Total equity	$112,652	$105,428	$99,982
1.The Firm adopted the Investments - Tax Credit Structures accounting standard update on January 1, 2024. Refer to Note 2 for further information.
2.See Note 17 for information regarding dividends per share for each class of stock.

December 2025 Form 10-K	82	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statement

$ in millions	2025	2024	2023
Cash flows from operating activities
Net income	$17,025	$13,529	$9,230
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	561	152	(463)
Stock-based compensation expense	1,926	1,622	1,709
Depreciation and amortization	4,658	5,161	4,256
Provision for credit losses	349	264	532
Other operating adjustments	408	4	308
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(67,716)	34,496	(61,026)
Securities borrowed	(28,049)	(2,768)	12,283
Securities loaned	2,084	169	(622)
Customer and other receivables and other assets	(26,637)	(5,308)	602
Customer and other payables and other liabilities	50,708	(25,550)	(3,629)
Securities purchased under agreements to resell	(1,678)	(7,825)	3,167
Securities sold under agreements to repurchase	28,472	(12,584)	117
Net cash provided by (used for) operating activities	(17,889)	1,362	(33,536)
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software	(2,898)	(3,462)	(3,412)
Changes in loans, net	(41,383)	(22,618)	(4,059)
AFS securities:
Purchases	(36,578)	(35,327)	(23,078)
Proceeds from sales	5,031	5,728	5,929
Proceeds from paydowns and maturities	21,773	21,089	14,316
HTM securities:
Purchases	—	(3,860)	—
Proceeds from paydowns and maturities	8,368	10,475	8,143
Other investing activities	(1,092)	(1,485)	(923)
Net cash provided by (used for) investing activities	(46,779)	(29,460)	(3,084)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	1,125	4,358	796
Deposits	39,143	23,955	(5,075)
Issuance of preferred stock, net of issuance costs	—	995	—
Proceeds from issuance of Borrowings	139,169	108,365	78,424
Payments for:
Borrowings	(99,393)	(80,230)	(64,805)
Repurchases of common stock and employee tax withholdings	(5,835)	(4,199)	(6,178)
Cash dividends	(6,593)	(6,138)	(5,763)
Other financing activities	142	(350)	(125)
Net cash provided by (used for) financing activities	67,758	46,756	(2,726)
Effect of exchange rate changes on cash and cash equivalents	3,219	(2,504)	451
Net increase (decrease) in cash and cash equivalents	6,309	16,154	(38,895)
Cash and cash equivalents, at beginning of period	105,386	89,232	128,127
Cash and cash equivalents, at end of period	$111,695	$105,386	$89,232
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$47,096	$46,359	$41,940
Income taxes, net of refunds	3,504	1,885	2,035

See Notes to Consolidated Financial Statements	83	December 2025 Form 10-K

Notes to Consolidated Financial Statements
1. Introduction and Basis of Presentation
The Firm
Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Morgan Stanley operates as an Integrated Firm whereby it serves clients holistically across its business segments. Unless the context otherwise requires, the terms “Morgan Stanley” or the “Firm” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-K.
A description of the clients and principal products and services of each of the Firm’s business segments is below. Through the Integrated Firm some of our clients may use the products and services of more than one of our business segments.
Institutional Securities provides a variety of products and services to corporations, governments, financial institutions and ultra-high net worth clients. Investment Banking services consist of capital raising and financial advisory services, including the underwriting of debt, equity securities and other products, as well as advice on mergers and acquisitions, restructurings and project finance. Our Markets business, which comprises Equity and Fixed Income, provides sales, financing, prime brokerage, market-making, and Asia wealth management services and holds certain business-related investments. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending securities-based and other financing to clients. Other activities include research.

Wealth Management provides a comprehensive array of financial services and solutions to individual investors, including high and ultra-high net worth individuals, and businesses and institutions. Wealth Management supports clients through three channels: Advisor-Led, Self-Directed and Workplace. Wealth Management includes: financial advisor-led brokerage, investment advisory, custody, cash management, and administrative services; self-directed brokerage services; financial and wealth planning services; workplace services, including stock plan administration; securities-based lending, residential and commercial real estate loans and other lending products; banking; and retirement plan services.
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

December 2025 Form 10-K	84

Notes to Consolidated Financial Statements
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

85	December 2025 Form 10-K

Notes to Consolidated Financial Statements
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

December 2025 Form 10-K	86

Notes to Consolidated Financial Statements
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

87	December 2025 Form 10-K

Notes to Consolidated Financial Statements
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

December 2025 Form 10-K	88

Notes to Consolidated Financial Statements
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
•the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;

89	December 2025 Form 10-K

Notes to Consolidated Financial Statements
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
Nonaccrual and ACL Charge-offs on AFS Securities
AFS securities follow the nonaccrual and charge-off guidance as discussed in “Nonaccrual” and “ACL Charge-offs” herein.
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
Nonaccrual and ACL Charge-offs on Loans

All loan categories described below follow the nonaccrual guidance as discussed in “Nonaccrual” and loans held for investment follow the charge-off guidance as discussed in “ACL Charge-offs” herein.
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

December 2025 Form 10-K	90

Notes to Consolidated Financial Statements
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
Factors considered by management when determining the ACL include payment status, fair value of collateral and expected payments of principal and interest, as well as internal or external information relating to past events, current conditions, and reasonable and supportable forecasts. The Firm uses three probability-weighted scenarios including base, adverse, and favorable scenarios, to estimate ACL. These scenarios include assumptions about certain macroeconomic variables, including, but not limited to, U.S. gross domestic product (“GDP”), corporate credit spreads, interest rates and commercial real estate, home price and equity market indices. At the conclusion of the Firm’s reasonable and supportable forecast period of 13 quarters, the scenarios gradually revert to historical averages.

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

91	December 2025 Form 10-K

Notes to Consolidated Financial Statements
Presentation of ACL and Provision for Credit Losses

	ACL	Provision for Credit Losses
Held for investment loans	Contra asset	Provision for credit losses
Other instruments measured at amortized cost (e.g., HTM securities and customer and other receivables)	Contra asset	Other revenues
Employee loans	Contra asset	Compensation and benefits expenses
Held for investment lending commitments	Other liabilities and accrued expenses	Provision for credit losses
Other off-balance sheet instruments (e.g., certain guarantees)	Other liabilities and accrued expenses	Other expenses
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
Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”), including repurchase and reverse repurchase agreements-to-maturity, are carried in the balance sheet at the amount of cash paid or received plus accrued interest except for certain reverse repurchase and repurchase agreements for which the Firm has elected the fair value option (see Note 5). Where appropriate, repurchase agreements and reverse repurchase agreements with the same counterparty are reported on a net basis, as are securities borrowed and securities loaned with the same counterparty. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received.
In instances where the Firm is the lender in securities-for-securities transactions and is permitted to sell or repledge securities received, the fair value of this collateral is reported in Trading assets, and the related obligation to return the collateral is reported in Trading liabilities in the balance sheet. Securities-for-securities transactions where the Firm is the borrower are not included in the balance sheet.
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

December 2025 Form 10-K	92

Notes to Consolidated Financial Statements
Estimated Useful Life of Assets

in years	Estimated Useful Life
Buildings	39
Leasehold improvements—Building	term of lease to 25
Leasehold improvements—Other	term of lease to 15
Furniture and fixtures	7
Computer and communications equipment	3 to 9
Power generation assets	15 to 29
Capitalized software costs	2 to 10
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
The Firm has granted PSUs that vest and convert to shares of common stock only if predetermined performance goals are satisfied. Since the issuance of the shares is contingent upon the satisfaction of certain conditions, the PSUs are included in diluted EPS based on the number of shares (if any) that would be issuable if the reporting date was the end of the performance period.
For further information on diluted earnings (loss) per common share, see Note 17 to the financial statements.
Deferred Compensation
Stock-Based Compensation
The Firm measures compensation expense for stock-based awards at fair value. The Firm determines the fair value of RSUs and PSUs based on the grant-date fair value of its common stock, measured as the volume-weighted average price on the date of grant (“VWAP”). The fair value of RSUs not entitled to dividends until conversion is measured at VWAP reduced by the present value of dividends expected to be paid on the underlying shares prior to scheduled conversion date.
Compensation expense is recognized over the vesting period relevant to each separately vesting portion of the award. Compensation expense for awards with performance conditions is measured based on the probable outcome of the performance condition at each reporting date. The Firm accounts for forfeitures as they occur.
Stock-based awards generally contain clawback and cancellation provisions. Certain awards provide the Firm discretion to claw back or cancel all or a portion of the award under specified circumstances. Where award terms are considered to be subjective, a grant date cannot be established. As a result, such awards are subject to variable accounting, and compensation expense for those awards is adjusted for changes in the fair value of the Firm’s common stock or the relevant model valuation, as appropriate, until

93	December 2025 Form 10-K

Notes to Consolidated Financial Statements
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

December 2025 Form 10-K	94

Notes to Consolidated Financial Statements
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
Accounting Updates Adopted in 2025
Improvements to Income Tax Disclosures
The Firm adopted the ASU 2023-09 - Income Taxes—Improvements to Income Tax Disclosures update on a retrospective basis, effective January 1, 2025. This update enhances annual income tax disclosures primarily to further disaggregate disclosures related to the income tax rate reconciliation and income taxes paid. For the income tax rate reconciliation, this update requires (1) disclosure of specific categories of reconciling items (where applicable), and (2) providing additional information for reconciling items that meet a quantitative threshold. For income taxes paid (net of refunds), this update requires disclosure of amounts disaggregated by (1) federal, state, and foreign taxes; and (2) individual jurisdictions that meet a quantitative threshold. Additionally, the update requires disclosure of (1) income (or loss) before income taxes, disaggregated between domestic and foreign; and (2) income tax expense disaggregated by federal, state and foreign. There was no impact to the Firm’s financial condition, results of operations or cash flows upon adoption of this update. See Note 21 to the financial statements for the new disclosures.
Accounting Updates Adopted in 2024
Segment Reporting

The Firm adopted the ASU 2023-07 - Segment Reporting—Improvements to Reportable Segment Disclosures accounting update retrospectively, effective January 1, 2024. This accounting update requires additional reportable segment disclosures on an annual and interim basis, primarily about significant segment expenses and other segment items that are regularly provided to the chief operating decision maker and included within the reported measure of segment profit or loss. See Note 22 to the financial statements for disclosures on the Firm’s reportable segments.

Investments - Tax Credit Structures

The Firm adopted the ASU 2023-02 - Investments—Equity Method and Joint Ventures—Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method accounting update on January 1, 2024 using the modified retrospective method. This accounting update permits an election to account for tax equity investments using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received and recognized net in the income statement as a component of provision for income taxes. The update requires a separate accounting policy election to be made for each tax credit program. Additional disclosures are required regarding (i) the nature of our tax equity investments and (ii) the effect of our tax equity investments and related income tax credits on the financial condition and results of operations (see Note 11).
The adoption resulted in a decrease to Retained earnings of $60 million as of January 1, 2024, net of tax, and a corresponding reduction to Other assets.
3. Cash and Cash Equivalents

$ in millions	At December 31, 2025	At December 31, 2024
Cash and due from banks	$4,462	$4,436
Interest bearing deposits with banks	107,233	100,950
Total Cash and cash equivalents	$111,695	$105,386
Restricted cash	$30,385	$29,643
For additional information on cash and cash equivalents, including restricted cash, see Note 2.

95	December 2025 Form 10-K

Notes to Consolidated Financial Statements
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2025
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$70,801	$48,504	$—	$—	$119,305
Other sovereign government obligations	44,790	359	59	—	45,208
State and municipal securities	—	3,740	—	—	3,740
MABS	—	2,326	317	—	2,643
Loans and lending commitments[2]	—	9,520	1,424	—	10,944
Corporate and other debt	3,720	32,117	1,414	—	37,251
Corporate equities[3,5]	161,160	823	276	—	162,259
Derivative and other contracts:
Interest rate	2,231	125,002	452	—	127,685
Credit	—	10,081	263	—	10,344
Foreign exchange	11	85,969	165	—	86,145
Equity	7,335	85,077	717	—	93,129
Commodity and other	222	13,746	2,494	—	16,462
Netting[1]	(7,509)	(247,840)	(1,049)	(40,577)	(296,975)
Total derivative and other contracts	2,290	72,035	3,042	(40,577)	36,790
Investments[4,5]	795	416	1,507	—	2,718
Physical commodities	—	685	—	—	685
Total trading assets[4]	283,556	170,525	8,039	(40,577)	421,543
Investment securities —AFS	80,907	29,559	—	—	110,466
Total assets at fair value	$364,463	$200,084	$8,039	$(40,577)	$532,009

	At December 31, 2025
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$8,754	$1	$—	$8,755
Trading liabilities:
U.S. Treasury and agency securities	19,297	2	—	—	19,299
Other sovereign government obligations	23,534	28	2	—	23,564
Corporate and other debt	1,447	14,138	50	—	15,635
Corporate equities[3]	68,989	27	30	—	69,046
Derivative and other contracts:
Interest rate	2,189	113,060	606	—	115,855
Credit	—	10,520	176	—	10,696
Foreign exchange	70	82,887	129	—	83,086
Equity	6,253	114,930	2,150	—	123,333
Commodity and other	264	13,338	1,574	—	15,176
Netting[1]	(7,509)	(247,840)	(1,049)	(49,723)	(306,121)
Total derivative and other contracts	1,267	86,895	3,586	(49,723)	42,025
Total trading liabilities	114,534	101,090	3,668	(49,723)	169,569
Securities sold under agreements to repurchase	—	251	445	—	696
Other secured financings	—	16,565	306	—	16,871
Borrowings	—	131,871	608	—	132,479
Total liabilities at fair value	$114,534	$258,531	$5,028	$(49,723)	$328,370

	At December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$54,436	$44,332	$—	$—	$98,768
Other sovereign government obligations	25,179	9,969	17	—	35,165
State and municipal securities	—	2,993	—	—	2,993
MABS	—	2,231	281	—	2,512
Loans and lending commitments[2]	—	7,602	1,059	—	8,661
Corporate and other debt	—	30,394	1,258	—	31,652
Corporate equities[3,5]	102,874	606	154	—	103,634
Derivative and other contracts:
Interest rate	4,154	124,309	343	—	128,806
Credit	—	8,783	367	—	9,150
Foreign exchange	65	108,037	620	—	108,722
Equity	2,704	72,532	446	—	75,682
Commodity and other	1,366	12,370	2,195	—	15,931
Netting[1]	(6,471)	(251,771)	(645)	(40,835)	(299,722)
Total derivative and other contracts	1,818	74,260	3,326	(40,835)	38,569
Investments[4,5]	808	933	754	—	2,495
Physical commodities	—	1,229	—	—	1,229
Total trading assets[4]	185,115	174,549	6,849	(40,835)	325,678
Investment securities —AFS	69,834	28,774	—	—	98,608
Total assets at fair value	$254,949	$203,323	$6,849	$(40,835)	$424,286

December 2025 Form 10-K	96

Notes to Consolidated Financial Statements

	At December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$6,498	$1	$—	$6,499
Trading liabilities:
U.S. Treasury and agency securities	21,505	3	—	—	21,508
Other sovereign government obligations	20,724	3,712	84	—	24,520
Corporate and other debt	—	9,032	11	—	9,043
Corporate equities[3]	60,653	95	15	—	60,763
Derivative and other contracts:
Interest rate	3,615	114,179	396	—	118,190
Credit	—	9,302	270	—	9,572
Foreign exchange	147	104,793	31	—	104,971
Equity	3,241	90,639	1,594	—	95,474
Commodity and other	1,461	11,215	887	—	13,563
Netting[1]	(6,471)	(251,771)	(645)	(44,953)	(303,840)
Total derivative and other contracts	1,993	78,357	2,533	(44,953)	37,930
Total trading liabilities	104,875	91,199	2,643	(44,953)	153,764
Securities sold under agreements to repurchase	—	512	444	—	956
Other secured financings	—	14,012	76	—	14,088
Borrowings	—	102,385	947	—	103,332
Total liabilities at fair value	$104,875	$214,606	$4,111	$(44,953)	$278,639
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
5.At December 31, 2025 and December 31, 2024, the Firm’s Trading assets included an insignificant amount of equity securities subject to contractual sale restrictions that generally prohibit the Firm from selling the security for a period of time as of the measurement date.
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At December 31, 2025	At December 31, 2024
Commercial real estate	$675	$498
Residential real estate	3,274	1,922
Securities-based lending and Other loans	6,995	6,241
Total	$10,944	$8,661
Unsettled Fair Value of Futures Contracts1

$ in millions	At December 31, 2025	At December 31, 2024
Customer and other receivables (payables), net	$1,538	$1,914
1.These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.
Valuation Techniques for Assets and Liabilities Measured at Fair Value on a Recurring Basis
U.S. Treasury and Agency Securities
U.S. Treasury Securities
Valuation Technique:
•Fair value is determined using quoted market prices.
Valuation Hierarchy Classification:
•Level 1—as actively traded and prices are observable
U.S. Agency Securities
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
Valuation Hierarchy Classification:
•Level 1—on-the-run agency issued debt securities if actively traded and prices are observable
•Level 2—all other agency issued debt securities, agency mortgage pass-through pool securities and CMOs if actively traded and inputs are observable
•Level 3—in instances where the trading activity is limited or inputs are unobservable
Other Sovereign Government Obligations
Valuation Techniques:
•Fair value is determined using quoted prices in active markets when available. When not available, quoted prices in less active markets are used. In the absence of position-specific quoted prices, fair value may be determined through benchmarking from comparable instruments.
Valuation Hierarchy Classification:
•Level 1—if actively traded and prices are observable
•Level 2—if the market is less active or prices are dispersed
•Level 3—in instances where the trading activity is limited or the prices are unobservable
State and Municipal Securities
Valuation Techniques:
•Fair value is determined using recently executed transactions, market price quotations or pricing models that factor in, where applicable, interest rates, bond or CDS spreads, adjusted for any basis difference between cash and derivative instruments.
Valuation Hierarchy Classification:
•Level 2—if value based on observable market data supported by market liquidity for comparable instruments
•Level 3—in instances where market data are not observable or supported by market liquidity

97	December 2025 Form 10-K

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
Valuation Hierarchy Classification:
•Level 2—if value based on observable market data for comparable instruments
•Level 3—in instances where prices or significant spread inputs are unobservable, not supported by market liquidity or if the comparability assessment involves significant subjectivity
CDOs
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
Valuation Hierarchy Classification:

December 2025 Form 10-K	98

Notes to Consolidated Financial Statements
•Level 2—when either comparable market transactions are observable or credit correlation input is insignificant
•Level 3—when either comparable market transactions are unobservable or the credit correlation input is significant
Supranational and Government Regional Bonds
Valuation Techniques:
•Fair value is determined using quoted prices in active markets when available. When not available, quoted prices in less active markets are used. In the absence of position-specific quoted prices, fair value may be determined through benchmarking from comparable instruments.
Valuation Hierarchy Classification:
•Level 1—if actively traded and prices are observable
•Level 2—if the market is less active or prices are dispersed
•Level 3—in instances where the trading activity is limited or the prices are unobservable
Equity Contracts with Financing Features
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
Valuation Hierarchy Classification:
•Level 2—when the contract is valued using observable inputs or where the unobservable input is not deemed significant
•Level 3—when the contract is valued using unobservable inputs that are deemed significant
Corporate Equities
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
Valuation Hierarchy Classification:
•Level 1—when actively traded
•Level 2—when not actively traded
•Level 3—when not actively traded and inputs are unobservable
OTC Derivative Contracts
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
Valuation Hierarchy Classification:
•Level 2—when valued using observable inputs supported by market liquidity or where the unobservable input is not deemed significant
•Level 3—when valued using observable inputs with limited market liquidity or if unobservable inputs are deemed significant
Investments
Valuation Techniques:
•Investments include direct investments in equity securities, as well as various investment management funds, which include DCP investments.
•Exchange-traded direct equity investments are generally valued based on quoted prices from the exchange.

99	December 2025 Form 10-K

Notes to Consolidated Financial Statements
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
Valuation Hierarchy Classification:
•Level 2—when valuation inputs are observable
•Level 3—in instances where unobservable inputs are deemed significant
Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase
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
Other Secured Financings
Valuation Techniques:
•Other secured financings are composed of short-dated notes secured by Corporate equities, repurchase obligations for fractional shares issued to clients, agreements to repurchase Physical commodities, the liabilities related to sales of Loans and lending commitments accounted for as financings, and secured contracts that are not classified as OTC derivatives because they fail net investment criteria. For further information on the determination of fair value, refer to the Valuation Techniques described herein for the corresponding instruments, which are the collateral referenced by the other secured financing liability.
Valuation Hierarchy Classification:
•For further information on the determination of valuation hierarchy classification, see the Valuation Hierarchy Classification described herein for the corresponding instruments, which are the collateral referenced by the other secured financing liability.
Borrowings
Valuation Techniques:
•The Firm carries certain borrowings at fair value that are primarily composed of: instruments whose payments and redemption values are linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures; and instruments with various interest rate-related features, including step-ups, step-downs and zero coupons. Also included are unsecured contracts that are not classified as derivatives because they fail the initial net investment criterion.
•Fair value is determined using valuation models for the derivative and debt portions of the instruments. These models incorporate observable inputs referencing identical

December 2025 Form 10-K	100

Notes to Consolidated Financial Statements
or comparable securities, including prices to which the instruments are linked, interest rate yield curves, option volatility and currency rates, and commodity or equity prices.
•Independent, external and traded prices are considered, as well as the impact of the Firm’s own credit spreads, which are based on observed secondary bond market spreads.
Valuation Hierarchy Classification:
•Level 2—when valued using observable inputs or where the unobservable input is not deemed significant
•Level 3—in instances where unobservable inputs are deemed significant
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

$ in millions	2025	2024	2023
U.S. Treasury and agency securities
Beginning balance	$—	$—	$17
Sales	—	—	(10)
Net transfers	—	—	(7)
Ending balance	$—	$—	$—
Unrealized gains (losses)	$—	$—	$—
Other sovereign government obligations
Beginning balance	$17	$94	$169
Realized and unrealized gains (losses)	(1)	(12)	5
Purchases	13	4	38
Sales	(14)	—	(86)
Net transfers	44	(69)	(32)
Ending balance	$59	$17	$94
Unrealized gains (losses)	$(1)	$(9)	$2
State and municipal securities
Beginning balance	$—	$34	$145
Purchases	—	—	9
Sales	—	(29)	(6)
Net transfers	—	(5)	(114)
Ending balance	$—	$—	$34
Unrealized gains (losses)	$—	$—	$—
MABS
Beginning balance	$281	$489	$416
Realized and unrealized gains (losses)	23	9	(2)
Purchases	268	83	232
Sales	(296)	(121)	(165)
Net transfers	41	(179)	8
Ending balance	$317	$281	$489
Unrealized gains (losses)	$8	$(16)	$(14)
Loans and lending commitments
Beginning balance	$1,059	$2,066	$2,017
Realized and unrealized gains (losses)	(40)	(15)	(189)
Purchases and originations	905	235	1,502
Sales	(604)	(674)	(477)
Settlements	—	(221)	(843)
Net transfers	104	(332)	56
Ending balance	$1,424	$1,059	$2,066
Unrealized gains (losses)	$3	$(15)	$(76)

$ in millions	2025	2024	2023
Corporate and other debt
Beginning balance	$1,258	$1,983	$2,096
Realized and unrealized gains (losses)	(50)	(72)	145
Purchases and originations	750	602	623
Sales	(444)	(631)	(664)
Settlements	—	(84)	(33)
Net transfers	(100)	(540)	(184)
Ending balance	$1,414	$1,258	$1,983
Unrealized gains (losses)	$33	$55	$(10)
Corporate equities
Beginning balance	$154	$199	$116
Realized and unrealized gains (losses)	(16)	(119)	12
Purchases	130	40	85
Sales	(125)	(16)	(41)
Net transfers	133	50	27
Ending balance	$276	$154	$199
Unrealized gains (losses)	$—	$(44)	$19
Investments
Beginning balance	$754	$949	$923
Realized and unrealized gains (losses)	359	33	35
Purchases	126	62	158
Sales	(252)	(288)	(183)
Net transfers	520	(2)	16
Ending balance	$1,507	$754	$949
Unrealized gains (losses)	$348	$(32)	$27
Investment securities—AFS
Beginning balance	$—	$—	$35
Sales	—	—	(32)
Net transfers	—	—	(3)
Ending balance	$—	$—	$—
Unrealized gains (losses)	$—	$—	$—
Net derivatives: Interest rate
Beginning balance	$(53)	$(73)	$(151)
Realized and unrealized gains (losses)	(366)	126	(336)
Purchases	28	59	140
Issuances	(33)	(9)	(43)
Settlements	65	(175)	241
Net transfers	205	19	76
Ending balance	$(154)	$(53)	$(73)
Unrealized gains (losses)	$(252)	$(53)	$(210)
Net derivatives: Credit
Beginning balance	$97	$96	$110
Realized and unrealized gains (losses)	(115)	(30)	5
Issuances	(2)	—	—
Settlements	86	32	(21)
Net transfers	21	(1)	2
Ending balance	$87	$97	$96
Unrealized gains (losses)	$(112)	$(47)	$2
Net derivatives: Foreign exchange
Beginning balance	$589	$(365)	$66
Realized and unrealized gains (losses)	109	874	(290)
Purchases	8	—	—
Issuances	(36)	—	(1)
Settlements	(601)	(25)	(15)
Net transfers	(33)	105	(125)
Ending balance	$36	$589	$(365)
Unrealized gains (losses)	$109	$728	$(277)

101	December 2025 Form 10-K

Notes to Consolidated Financial Statements

$ in millions	2025	2024	2023
Net derivatives: Equity
Beginning balance	$(1,148)	$(1,102)	$(736)
Realized and unrealized gains (losses)	(775)	225	(91)
Purchases	392	214	221
Issuances	(1,124)	(710)	(572)
Settlements	729	132	87
Net transfers	493	93	(11)
Ending balance	$(1,433)	$(1,148)	$(1,102)
Unrealized gains (losses)	$(886)	$308	$(201)
Net derivatives: Commodity and other
Beginning balance	$1,308	$1,290	$1,083
Realized and unrealized gains (losses)	494	(1,361)	910
Purchases	263	87	78
Issuances	(438)	(153)	(136)
Settlements	(583)	1,336	(701)
Net transfers	(124)	109	56
Ending balance	$920	$1,308	$1,290
Unrealized gains (losses)	$540	$(142)	$243
Deposits
Beginning balance	$1	$33	$20
Realized and unrealized losses (gains)	—	—	1
Issuances	1	—	25
Settlements	(1)	—	—
Net transfers	—	(32)	(13)
Ending balance	$1	$1	$33
Unrealized losses (gains)	$—	$—	$1
Nonderivative trading liabilities
Beginning balance	$110	$60	$74
Realized and unrealized losses (gains)	(1)	(27)	8
Purchases	(32)	(27)	(38)
Sales	64	101	22
Net transfers	(59)	3	(6)
Ending balance	$82	$110	$60
Unrealized losses (gains)	$(1)	$(21)	$8
Securities sold under agreements to repurchase
Beginning balance	$444	$449	$512
Realized and unrealized losses (gains)	1	(5)	2
Issuances	—	—	1
Settlements	—	—	(9)
Net transfers	—	—	(57)
Ending balance	$445	$444	$449
Unrealized losses (gains)	$1	$(5)	$2
Other secured financings
Beginning balance	$76	$92	$91
Realized and unrealized losses (gains)	(1)	(14)	5
Sales	(231)	(21)	—
Issuances	434	112	83
Settlements	(152)	(113)	(99)
Net transfers	180	20	12
Ending balance	$306	$76	$92
Unrealized losses (gains)	$(1)	$(14)	$5

$ in millions	2025	2024	2023
Borrowings
Beginning balance	$947	$1,878	$1,587
Realized and unrealized losses (gains)	97	4	219
Issuances	313	288	708
Settlements	(463)	(255)	(391)
Net transfers	(286)	(968)	(245)
Ending balance	$608	$947	$1,878
Unrealized losses (gains)	$19	$16	$182
Portion of unrealized losses (gains) recorded in OCI—Change in net DVA	—	7	29
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
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2025	At December 31, 2024
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$59	$17
Comparable pricing:
Bond price	58 to 112 points (100 points)	45 to 104 points (75 points)
MABS	$317	$281
Comparable pricing:
Bond price	30 to 100 points (68 points)	27 to 98 points (67 points)
Loans and lending commitments	$1,424	$1,059
Margin loan model:
Margin loan rate	N/M	1% to 4% (3%)
Comparable pricing:
Loan price	54 to 102 points (81 points)	49 to 102 points (90 points)
Corporate and other debt	$1,414	$1,258
Comparable pricing:
Bond price	29 to 130 points (90 points)	28 to 130 points (83 points)
Discounted cash flow:
Loss given default	40% to 40% (40% / 40%)	54% to 84% (62% / 54%)

December 2025 Form 10-K	102

Notes to Consolidated Financial Statements

Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2025	At December 31, 2024
Corporate equities	$276	$154
Comparable pricing:
Equity price	100%	100%
Investments	$1,507	$754
Discounted cash flow:
WACC	10% to 21% (16%)	12% to 21% (16%)
Exit multiple	9 to 9 times (9 times)	9 to 10 times (10 times)
Market approach:
EBITDA multiple	18 times	20 times
Comparable pricing:
Equity price	24% to 100% (95%)	24% to 100% (84%)
Net derivative and other contracts:
Interest rate	$(154)	$(53)
Option model:
IR volatility skew	52% to 86% (67% / 66%)	72% to 97% (81% / 79%)
IR curve correlation	56% to 99% (87% / 88%)	28% to 99% (83% / 86%)
Bond volatility	63% to 97% (80% / 80%)	78% to 148% (92% / 92%)
Inflation volatility	32% to 67% (44% / 40%)	30% to 68% (44% / 38%)
Credit	$87	$97
Credit default swap model:
Cash-synthetic basis	11 points	7 points
Bond price	0 to 97 points (53 points)	0 to 90 points (48 points)
Credit spread	22 to 680 bps (108 bps)	10 to 360 bps (90 bps)
Funding spread	6 to 590 bps (77 bps)	10 to 590 bps (76 bps)
Foreign exchange[2]	$36	$589
Option model:
IR curve	-1% to 10% (2% / 1%)	5% to 10% (8% / 8%)
Foreign exchange volatility skew	6% to 10% (8% / 8%)	N/M
Contingency probability	80% to 95% (95% / 95%)	90% to 95% (91% / 95%)
Equity[2]	$(1,433)	$(1,148)
Option model:
Equity volatility	1% to 133% (27%)	7% to 98% (20%)
Equity volatility skew	-11% to 3% (-1%)	-2% to 0% (-1%)
Equity correlation	0% to 100% (57%)	20% to 94% (58%)
FX correlation	-90% to 90% (-30%)	-68% to 60% (-36%)
IR correlation	(5)% to 16% 15%	N/M
Commodity and other	$920	$1,308
Option model:
Forward power price	$5 to $141 ($59) per MWh	$0 to $185 ($48) per MWh
Commodity volatility	6% to 137% (29%)	0% to 165% (37%)
Cross-commodity correlation	54% to 99% (98%)	54% to 100% (94%)
Liabilities at Fair Value on a Recurring Basis
Corporate and other debt	$50	N/M
Comparable pricing:
Bond price	2 to 101 points (25 points)	N/M
Securities sold under agreements to repurchase	$445	$444
Discounted cash flow:
Funding spread	18 to 109 bps (63 / 63 bps)	11 to 102 bps (36 / 26 bps)
Other secured financings	$306	$76
Comparable pricing:
Loan price	0 to 98 points (66 points)	0 to 100 points (33 points)

Balance / Range (Average1)
$ in millions, except inputs	At December 31, 2025	At December 31, 2024
Borrowings	$608	$947
Option model:
Equity volatility	5% to 102% (44%)	7% to 71% (21%)
Equity volatility skew	-3% to 1% (-1%)	-2% to 0% (0%)
Equity correlation	20% to 100% (84%)	53% to 64% (58%)
Equity - FX correlation	-70% to 30% (-19%)	-52% to 24% (-12%)
Credit default swap model:
Credit spread	325 to 325 bps (325 bps)	247 to 433 bps (340 bps)
Discounted cash flow:
Loss given default	40% to 40% (40% / 40%)	54% to 84% (62% / 54%)
Nonrecurring Fair Value Measurement
Loans	$1,319	$4,518
Corporate loan model:
Credit spread	87 to 967 bps (272 bps)	109 to 1,469 bps (1,007 bps)
Comparable pricing:
Loan price	50 to 100 points (67 points)	25 to 100 points (71 points)
Warehouse model:
Credit spread	66 to 113 bps (82 bps)	207 to 280 bps (254 bps)
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
During 2025, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
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

103	December 2025 Form 10-K

Notes to Consolidated Financial Statements
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

Net Asset Value Measurements
Fund Interests

	At December 31, 2025		At December 31, 2024
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity and other	$3,110	$671	$2,653	$644
Real estate	3,551	246	3,461	214
Hedge	72	1	92	2
Total	$6,733	$918	$6,206	$860
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

December 2025 Form 10-K	104

Notes to Consolidated Financial Statements
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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at December 31, 2025
$ in millions	Private Equity and Other	Real Estate
Less than 5 years	$993	$2,544
5-10 years	1,679	803
Over 10 years	438	204
Total	$3,110	$3,551
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At December 31, 2025
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,385	$1,319	$3,704
Other assets—Other investments	—	64	64
Other assets—ROU assets	20	—	20
Total	$2,405	$1,383	$3,788
Liabilities
Other liabilities and accrued expenses—Lending commitments	$53	$18	$71
Total	$53	$18	$71

	At December 31, 2024
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,607	$4,518	$6,125
Other assets—Other investments	—	58	58
Other assets—ROU assets	23	—	23
Total	$1,630	$4,576	$6,206
Liabilities
Other liabilities and accrued expenses—Lending commitments	$48	$33	$81
Total	$48	$33	$81
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

$ in millions	2025	2024	2023
Assets
Loans[2]	$(473)	$(64)	$(426)
Other assets—Other investments[3]	(6)	(9)	(15)
Other assets—Premises, equipment and software[4]	(69)	(17)	(8)
Other assets—ROU assets[5]	(12)	(33)	(35)
Total	$(560)	$(123)	$(484)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$15	$19	$75
Total	$15	$19	$75
1.Gains and losses for Loans and Other assets—Other investments are classified in Other revenues and gains and losses for Other assets—ROU assets are recorded in Occupancy and equipment or Information processing and communication expenses. For other items, gains and losses are recorded in Other revenues if the item is held for sale; otherwise, they are recorded in Other expenses.
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
5.Losses related to Other Assets—ROU assets include impairments related to the discontinued leased properties.

105	December 2025 Form 10-K

Notes to Consolidated Financial Statements
Financial Instruments Not Measured at Fair Value

	At December 31, 2025
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$111,695	$111,695	$—	$—	$111,695
Investment securities—HTM	53,090	11,636	32,622	1,357	45,615
Securities purchased under agreements to resell	120,243	—	119,273	1,003	120,276
Securities borrowed	151,908	—	151,909	—	151,909
Customer and other receivables	108,189	—	103,458	4,682	108,140
Loans[1]:
Held for investment	268,720	—	27,243	238,800	266,043
Held for sale	9,374	—	5,692	3,703	9,395
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$406,768	$—	$407,350	$—	$407,350
Securities sold under agreements to repurchase	77,843	—	77,832	—	77,832
Securities loaned	17,310	—	17,313	—	17,313
Other secured financings	4,732	—	4,729	—	4,729
Customer and other payables	226,342	—	226,342	—	226,342
Borrowings	216,456	—	220,547	200	220,747
	Commitment Amount
Lending commitments[2]	$208,435	$—	$1,145	$1,087	$2,232

	At December 31, 2024
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$105,386	$105,386	$—	$—	$105,386
Investment securities—HTM	61,071	15,803	34,180	1,220	51,203
Securities purchased under agreements to resell	118,565	—	117,151	1,450	118,601
Securities borrowed	123,859	—	123,859	—	123,859
Customer and other receivables	79,586	—	75,361	4,056	79,417
Loans[1]:
Held for investment	225,834	—	17,859	202,297	220,156
Held for sale	12,319	—	6,324	6,115	12,439
Other assets	839	—	839	—	839
Financial liabilities
Deposits	$369,508	$—	$370,039	$—	$370,039
Securities sold under agreements to repurchase	49,111	—	49,103	—	49,103
Securities loaned	15,226	—	15,228	—	15,228
Other secured financings	7,514	—	7,511	—	7,511
Customer and other payables	175,890	—	175,890	—	175,890
Borrowings	185,487	—	188,269	93	188,362
	Commitment Amount
Lending commitments[2]	$175,774	$—	$1,094	$839	$1,933
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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At December 31, 2025	At December 31, 2024
Business Unit Responsible for Risk Management
Equity	$64,457	$49,144
Interest rates	46,394	34,451
Commodities	13,665	14,829
Credit	6,094	3,306
Foreign exchange	1,869	1,602
Total	$132,479	$103,332
Net Revenues from Liabilities under the Fair Value Option

$ in millions	Trading Revenues	Interest Expense	Net Revenues[1]
2025
Borrowings	$(11,414)	$1,000	$(12,414)
Deposits	(254)	235	(489)
2024
Borrowings	(1,118)	650	(1,767)
Deposits	(134)	242	(376)
2023
Borrowings	(7,991)	503	(8,494)
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

$ in millions	Trading Revenues	OCI
2025
Loans and other receivables[1]	$(44)	$—
Lending commitments	(2)	—
Deposits	—	50
Borrowings	(20)	(1,187)
2024
Loans and other receivables[1]	$(53)	$—
Lending commitments	(3)	—
Deposits	—	(39)
Borrowings	(27)	(663)
2023
Loans and other receivables[1]	$(123)	$—
Lending commitments	14	—
Deposits	—	17
Borrowings	(19)	(1,726)

December 2025 Form 10-K	106

Notes to Consolidated Financial Statements

$ in millions	At December 31, 2025	At December 31, 2024
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(4,005)	$(2,868)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference between Contractual Principal and Fair Value1

$ in millions	At December 31, 2025	At December 31, 2024
Loans and other receivables[2]	$10,746	$10,207
Nonaccrual loans[2]	8,146	7,719
Borrowings[3]	3,680	3,249
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
Fair Value Loans on Nonaccrual Status

$ in millions	At December 31, 2025	At December 31, 2024
Nonaccrual loans	$1,240	$647
Nonaccrual loans 90 or more days past due	$124	$155
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
Fair Values of Derivative Contracts

	Assets at December 31, 2025
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$4	$—	$—	$4
Foreign exchange	152	82	—	234
Total	156	82	—	238
Not designated as accounting hedges
Economic hedges of loans
Credit	3	32	—	35
Other derivatives
Interest rate	114,368	13,255	58	127,681
Credit	4,962	5,347	—	10,309
Foreign exchange	81,613	4,269	29	85,911
Equity	30,392	—	62,737	93,129
Commodity and other	13,953	—	2,509	16,462
Total	245,291	22,903	65,333	333,527
Total gross derivatives	$245,447	$22,985	$65,333	$333,765
Amounts offset
Counterparty netting	(174,466)	(21,165)	(62,796)	(258,427)
Cash collateral netting	(37,004)	(1,544)	—	(38,548)
Total in Trading assets	$33,977	$276	$2,537	$36,790
Amounts not offset[1]
Financial instruments collateral	(15,097)	—	—	(15,097)
Net amounts	$18,880	$276	$2,537	$21,693
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				$3,084

	Liabilities at December 31, 2025
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$532	$29	$—	$561
Foreign exchange	111	22	—	133
Total	643	51	—	694
Not designated as accounting hedges
Economic hedges of loans
Credit	45	586	—	631
Other derivatives
Interest rate	103,066	12,162	66	115,294
Credit	5,292	4,773	—	10,065
Foreign exchange	78,597	4,271	85	82,953
Equity	60,908	—	62,425	123,333
Commodity and other	12,578	—	2,598	15,176
Total	260,486	21,792	65,174	347,452
Total gross derivatives	$261,129	$21,843	$65,174	$348,146
Amounts offset
Counterparty netting	(174,466)	(21,165)	(62,796)	(258,427)
Cash collateral netting	(47,336)	(358)	—	(47,694)
Total in Trading liabilities	$39,327	$320	$2,378	$42,025
Amounts not offset[1]
Financial instruments collateral	(7,181)	(34)	(743)	(7,958)
Net amounts	$32,146	$286	$1,635	$34,067
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				$5,345

107	December 2025 Form 10-K

Notes to Consolidated Financial Statements

	Assets at December 31, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$4	$—	$—	$4
Foreign exchange	185	122	—	307
Total	189	122	—	311
Not designated as accounting hedges
Economic hedges of loans
Credit	—	28	—	28
Other derivatives
Interest rate	115,520	13,163	119	128,802
Credit	4,711	4,411	—	9,122
Foreign exchange	104,024	4,301	90	108,415
Equity	24,368	—	51,314	75,682
Commodity and other	14,071	—	1,860	15,931
Total	262,694	21,903	53,383	337,980
Total gross derivatives	$262,883	$22,025	$53,383	$338,291
Amounts offset
Counterparty netting	(188,069)	(20,276)	(51,168)	(259,513)
Cash collateral netting	(38,511)	(1,698)	—	(40,209)
Total in Trading assets	$36,303	$51	$2,215	$38,569
Amounts not offset[1]
Financial instruments collateral	(17,837)	—	—	(17,837)
Net amounts	$18,466	$51	$2,215	$20,732
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				$3,354

	Liabilities at December 31, 2024
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$533	$—	$—	$533
Foreign exchange	3	—	—	3
Total	536	—	—	536
Not designated as accounting hedges
Economic hedges of loans
Credit	53	718	—	771
Other derivatives
Interest rate	104,495	13,038	124	117,657
Credit	4,941	3,860	—	8,801
Foreign exchange	100,730	4,085	153	104,968
Equity	42,332	—	53,142	95,474
Commodity and other	11,584	—	1,979	13,563
Total	264,135	21,701	55,398	341,234
Total gross derivatives	$264,671	$21,701	$55,398	$341,770
Amounts offset
Counterparty netting	(188,070)	(20,276)	(51,168)	(259,514)
Cash collateral netting	(43,126)	(1,200)	—	(44,326)
Total in Trading liabilities	$33,475	$225	$4,230	$37,930
Amounts not offset[1]
Financial instruments collateral	(6,338)	—	(2,658)	(8,996)
Net amounts	$27,137	$225	$1,572	$28,934
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				$4,321
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
Notionals of Derivative Contracts

	Assets at December 31, 2025
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$183	$—	$183
Foreign exchange	10	4	—	14
Total	10	187	—	197
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	4,779	4,143	574	9,496
Credit	248	170	—	418
Foreign exchange	3,641	238	10	3,889
Equity	813	—	813	1,626
Commodity and other	143	—	78	221
Total	9,624	4,551	1,475	15,650
Total gross derivatives	$9,634	$4,738	$1,475	$15,847

	Liabilities at December 31, 2025
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$3	$243	$—	$246
Foreign exchange	11	2	—	13
Total	14	245	—	259
Not designated as accounting hedges
Economic hedges of loans
Credit	2	17	—	19
Other derivatives
Interest rate	5,041	3,943	715	9,699
Credit	222	171	—	393
Foreign exchange	3,791	233	19	4,043
Equity	945	—	1,085	2,030
Commodity and other	119	—	86	205
Total	10,120	4,364	1,905	16,389
Total gross derivatives	$10,134	$4,609	$1,905	$16,648

	Assets at December 31, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$108	$—	$108
Foreign exchange	14	4	—	18
Total	14	112	—	126
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	3,713	4,367	442	8,522
Credit	208	149	—	357
Foreign exchange	2,717	171	9	2,897
Equity	591	—	609	1,200
Commodity and other	137	—	77	214
Total	7,366	4,687	1,137	13,190
Total gross derivatives	$7,380	$4,799	$1,137	$13,316

December 2025 Form 10-K	108

Notes to Consolidated Financial Statements

	Liabilities at December 31, 2024
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$193	$—	$195
Foreign exchange	1	—	—	1
Total	3	193	—	196
Not designated as accounting hedges
Economic hedges of loans
Credit	2	20	—	22
Other derivatives
Interest rate	3,626	4,468	417	8,511
Credit	230	133	—	363
Foreign exchange	2,763	178	18	2,959
Equity	754	—	826	1,580
Commodity and other	100	—	89	189
Total	7,475	4,799	1,350	13,624
Total gross derivatives	$7,478	$4,992	$1,350	$13,820
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
Gains (Losses) on Accounting Hedges

$ in millions	2025	2024	2023
Fair value hedges—Recognized in Interest income
Interest rate contracts	$(895)	$291	$(576)
Investment Securities—AFS	943	(204)	638
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$3,982	$(822)	$3,664
Deposits	(105)	(75)	(88)
Borrowings	(3,883)	889	(3,564)
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$(1,041)	$1,084	$(168)
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	199	214	211
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$(19)	$(100)	$9
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	(95)	(32)	(16)
Net change in cash flow hedges included within AOCI	76	(68)	25
1.For the year ended 2025, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of December 31, 2025 is approximately $(68) million. The maximum length of time over which forecasted cash flows are hedged is 40 months.
Fair Value Hedges—Hedged Items

$ in millions	At December 31, 2025	At December 31, 2024
Investment securities—AFS
Amortized cost basis currently or previously hedged[1]	$55,451	$54,809
Basis adjustments included in amortized cost[2]	$217	$(741)
Deposits
Carrying amount currently or previously hedged	$53,224	$21,524
Basis adjustments included in carrying amount[2]	$149	$44
Borrowings
Carrying amount currently or previously hedged	$199,274	$171,834
Basis adjustments included in carrying amount—Outstanding hedges	$(6,252)	$(10,072)
Basis adjustments included in carrying amount—Terminated hedges	$(625)	$(648)
1.Carrying amount represents the amortized cost. As of December 31, 2025, and December 31, 2024, the amortized cost of the portfolio layer method closed portfolios was $589 million and $325 million, respectively. The Firm designated $703 million and $178 million as hedged amounts as of December 31, 2025, and December 31, 2024, respectively, representing the total notional value of all outstanding layers in each portfolio, including both spot-starting and forward-starting layers. The cumulative amount of basis adjustments was $2 million as of December 31, 2025 and $(2) million as of December 31, 2024. Refer to Note 2 to the financial statements in the 2025 Form 10-K and Note 7 herein for additional information.
2.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans

$ in millions	2025	2024	2023
Recognized in Other revenues
Credit contracts[1]	(214)	(294)	(522)
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At December 31, 2025	At December 31, 2024
Net derivative liabilities with credit risk-related contingent features	$26,023	$22,414
Collateral posted	20,152	16,252
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At December 31, 2025
One-notch downgrade	$310
Two-notch downgrade	520
Bilateral downgrade agreements included in the amounts above[1]	$705
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

109	December 2025 Form 10-K

Notes to Consolidated Financial Statements
Service, Inc., S&P Global Ratings and/or other rating agencies. The previous table shows the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers.
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at December 31, 2025
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$16	$34	$37	$11	$98
Non-investment grade	8	17	16	1	42
Total	$24	$51	$53	$12	$140
Index and basket CDS
Investment grade	$7	$8	$8	$—	$23
Non-investment grade	7	32	173	18	230
Total	$14	$40	$181	$18	$253
Total CDS sold	$38	$91	$234	$30	$393
Other credit contracts	—	—	—	3	3
Total credit protection sold	$38	$91	$234	$33	$396
CDS protection sold with identical protection purchased					$339

	Years to Maturity at December 31, 2024
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$15	$31	$37	$10	$93
Non-investment grade	7	16	16	1	40
Total	$22	$47	$53	$11	$133
Index and basket CDS
Investment grade	$3	$12	$10	$—	$25
Non-investment grade	11	22	158	16	207
Total	$14	$34	$168	$16	$232
Total CDS sold	$36	$81	$221	$27	$365
Other credit contracts	—	—	—	3	3
Total credit protection sold	$36	$81	$221	$30	$368
CDS protection sold with identical protection purchased					$303
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At December 31, 2025	At December 31, 2024
Single-name CDS
Investment grade	$2,394	$1,890
Non-investment grade	777	585
Total	$3,171	$2,475
Index and basket CDS
Investment grade	$907	$799
Non-investment grade	1,021	489
Total	$1,928	$1,288
Total CDS sold	$5,099	$3,763
Other credit contracts	146	133
Total credit protection sold	$5,245	$3,896
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At December 31, 2025	At December 31, 2024
Single name	$172	$156
Index and basket	232	193
Tranched index and basket	32	28
Total	$436	$377

	Fair Value Asset (Liability)
$ in millions	At December 31, 2025	At December 31, 2024
Single name	$(3,363)	$(2,693)
Index and basket	(1,209)	(654)
Tranched index and basket	(1,000)	(962)
Total	$(5,572)	$(4,309)
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

December 2025 Form 10-K	110

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
7. Investment Securities
AFS and HTM Securities

	At December 31, 2025
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$80,745	$187	$25	80,907
U.S. agency securities[2]	24,031	24	1,943	22,112
Agency CMBS	5,504	1	286	5,219
State and municipal securities	1,754	10	17	1,747
FFELP student loan ABS[3]	486	1	6	481
Unallocated basis adjustment[4]	2	—	2	—
Total AFS securities	112,522	223	2,279	110,466
HTM securities
U.S. Treasury securities	12,299	—	663	11,636
U.S. agency securities[2]	38,303	67	6,785	31,585
Agency CMBS	709	—	43	666
Non-agency CMBS	1,779	12	63	1,728
Total HTM securities	53,090	79	7,554	45,615
Total investment securities	$165,612	$302	$9,833	$156,081

	At December 31, 2024
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$70,160	$62	$388	$69,834
U.S. agency securities[2]	24,113	6	2,652	21,467
Agency CMBS	5,704	—	388	5,316
State and municipal securities	1,373	18	4	1,387
FFELP student loan ABS[3]	612	1	9	604
Unallocated basis adjustment[4]	(2)	2	—	—
Total AFS securities	101,960	89	3,441	98,608
HTM securities
U.S. Treasury securities	16,885	—	1,082	15,803
U.S. agency securities[2]	41,582	4	8,592	32,994
Agency CMBS	1,154	—	88	1,066
Non-agency CMBS	1,450	3	113	1,340
Total HTM securities	61,071	7	9,875	51,203
Total investment securities	$163,031	$96	$13,316	$149,811
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
adjustments are not allocated to individual securities. Refer to Note 2 and Note 6 herein for additional information.
AFS Securities in an Unrealized Loss Position

	At December 31, 2025		At December 31, 2024
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than12 months	$47	$—	$18,338	$65
12 months or longer	7,440	25	19,629	323
Total	7,487	25	37,967	388
U.S. agency securities
Less than12 months	75	—	765	11
12 months or longer	17,290	1,943	18,996	2,641
Total	17,365	1,943	19,761	2,652
Agency CMBS
Less than12 months	133	—	—	—
12 months or longer	4,675	286	5,018	388
Total	4,808	286	5,018	388
State and municipal securities
Less than12 months	360	4	242	2
12 months or longer	382	13	62	2
Total	742	17	304	4
FFELP student loan ABS
12 months or longer	383	6	442	9
Total	383	6	442	9
Unallocated basis adjustment	—	2	—	—
Total AFS securities in an unrealized loss position
Less than12 months	615	4	19,345	78
12 months or longer	30,170	2,273	44,147	3,363
Unallocated basis adjustment	—	2	—	—
Total	$30,785	$2,279	$63,492	$3,441

For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of December 31, 2025 and December 31, 2024, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at December 31, 2025 and December 31, 2024 reflect an ACL of $60 million and $52 million, respectively, predominantly related to Non-agency CMBS. See Note 2 for a description of the ACL methodology used for HTM Securities.
As of December 31, 2025 and December 31, 2024, 97% and 98%, respectively, of the Firm’s portfolio of HTM securities were investment grade U.S. agency securities, U.S. Treasury securities and Agency CMBS, which were on accrual status and for which there is an underlying assumption of zero credit losses. Non-investment grade HTM securities primarily consisted of certain Non-agency CMBS securities, for which the expected credit losses were insignificant and were predominantly on accrual status at December 31, 2025 and December 31, 2024.

111	December 2025 Form 10-K

Notes to Consolidated Financial Statements
See Note 15 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.
Investment Securities by Contractual Maturity

	At December 31, 2025
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$28,824	$28,870	3.7%
After 1 year through 5 years	51,178	51,291	3.8%
After 5 years through 10 years	743	746	4.0%
Total	80,745	80,907
U.S. agency securities:
Due within 1 year	23	22	0.6%
After 1 year through 5 years	185	176	1.8%
After 5 years through 10 years	399	371	1.6%
After 10 years	23,424	21,543	3.4%
Total	24,031	22,112
Agency CMBS:
Due within 1 year	596	591	2.1%
After 1 year through 5 years	3,763	3,674	1.8%
After 5 years through 10 years	193	189	1.3%
After 10 years	952	765	1.6%
Total	5,504	5,219
State and municipal securities:
Due within 1 year	78	78	4.8%
After 1 year through 5 years	243	239	3.6%
After 5 years through 10 years	113	114	4.9%
After 10 years	1,320	1,316	4.5%
Total	1,754	1,747
FFELP student loan ABS:
Due within 1 year	59	57	4.6%
After 1 year through 5 years	47	46	4.6%
After 5 years through 10 years	26	25	3.9%
After 10 years	354	353	4.9%
Total	486	481
Unallocated basis adjustment4:	2	—	—
Total AFS securities	112,522	110,466	3.6%

	At December 31, 2025
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	$5,435	$5,416	2.2%
After 1 year through 5 years	5,108	4,961	2.4%
After 5 years through 10 years	203	179	1.3%
After 10 years	1,553	1,080	2.3%
Total	12,299	11,636
U.S. agency securities:
After 1 year through 5 years	140	135	2.0%
After 5 years through 10 years	28	28	2.2%
After 10 years	38,135	31,422	2.1%
Total	38,303	31,585
Agency CMBS:
Due within 1 year	202	199	1.1%
After 1 year through 5 years	354	338	1.4%
After 5 years through 10 years	130	110	1.6%
After 10 years	23	19	1.3%
Total	709	666
Non-agency CMBS:
Due within 1 year	138	135	4.9%
After 1 year through 5 years	847	824	4.6%
After 5 years through 10 years	321	298	4.5%
After 10 years	473	471	6.9%
Total	1,779	1,728
Total HTM securities	53,090	45,615	2.2%
Total investment securities	$165,612	$156,081	3.2%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At December 31, 2025, the annualized average yield, including the interest rate swap accrual of related hedges, was 3.7% for AFS securities contractually maturing within 1 year and 3.7% for all AFS securities.
4.Represents the amount of unallocated portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Portfolio layer method basis adjustments are not allocated to individual securities. Refer to Note 2 and Note 6 herein for additional information.
Gross Realized Gains (Losses) on Sales of AFS Securities

$ in millions	2025	2024	2023
Gross realized gains	$31	$52	$70
Gross realized (losses)	(1)	—	(21)
Total[1]	$30	$52	$49
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

December 2025 Form 10-K	112

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
Offsetting of Certain Collateralized Transactions

	At December 31, 2025
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$471,144	$(350,901)	$120,243	$(117,509)	$2,734
Securities borrowed	218,753	(66,845)	151,908	(146,726)	5,182
Liabilities
Securities sold under agreements to repurchase	$429,440	$(350,901)	$78,539	$(72,407)	$6,132
Securities loaned	84,155	(66,845)	17,310	(17,213)	97
Amounts for which master netting agreements are not in place or may not be legally enforceable, included in Net Amounts
Securities purchased under agreements to resell					$1,277
Securities borrowed					38
Securities sold under agreements to repurchase					5,367

	At December 31, 2024
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$409,635	$(291,070)	$118,565	$(116,157)	$2,408
Securities borrowed	165,642	(41,783)	123,859	(117,573)	6,286
Liabilities
Securities sold under agreements to repurchase	$341,137	$(291,070)	$50,067	$(45,520)	$4,547
Securities loaned	57,009	(41,783)	15,226	(15,211)	15
Amounts for which master netting agreements are not in place or may not be legally enforceable, included in Net Amounts
Securities purchased under agreements to resell					$2,054
Securities borrowed					2,079
Securities sold under agreements to repurchase					3,448
1.Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
For information related to offsetting of derivatives, see Note 6.
Gross Secured Financing Balances by Remaining Contractual Maturity

	At December 31, 2025
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$221,938	$122,291	$43,737	$41,474	$429,440
Securities loaned	70,433	—	321	13,401	84,155
Total included in the offsetting disclosure	$292,371	$122,291	$44,058	$54,875	$513,595
Trading liabilities—Obligation to return securities received as collateral	7,329	—	—	—	7,329
Total	$299,700	$122,291	$44,058	$54,875	$520,924

	At December 31, 2024
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$180,793	$104,551	$25,071	$30,722	$341,137
Securities loaned	42,473	—	317	14,219	57,009
Total included in the offsetting disclosure	$223,266	$104,551	$25,388	$44,941	$398,146
Trading liabilities—Obligation to return securities received as collateral	18,067	—	—	—	18,067
Total	$241,333	$104,551	$25,388	$44,941	$416,213
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At December 31, 2025	At December 31, 2024
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$209,470	$177,464
Other sovereign government obligations	159,444	135,806
Corporate equities	32,919	14,993
Other	27,607	12,874
Total	$429,440	$341,137
Securities loaned
Other sovereign government obligations	$1,208	$1,805
Corporate equities	81,063	54,144
Other	1,884	1,060
Total	$84,155	$57,009
Total included in the offsetting disclosure	$513,595	$398,146
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$7,017	$18,059
Other	312	8
Total	$7,329	$18,067
Total	$520,924	$416,213
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At December 31, 2025	At December 31, 2024
Trading assets	$43,182	$30,867
The Firm pledges certain of its trading assets to collateralize securities sold under agreements to repurchase, securities loaned, other secured financings and derivatives and to cover customer short sales.

113	December 2025 Form 10-K

Notes to Consolidated Financial Statements
Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged as collateral) in the balance sheet. Pledged financial instruments that cannot be sold or repledged by the secured party are included within Trading Assets, but not identified as pledged assets parenthetically in the balance sheet.
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At December 31, 2025	At December 31, 2024
Collateral received with right to sell or repledge	$1,190,694	$932,626
Collateral that was sold or repledged[1]	900,282	724,177
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
Securities Segregated for Regulatory Purposes

$ in millions	At December 31, 2025	At December 31, 2024
Segregated securities[1]	$22,256	$26,329
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Concentration Based on the Firm’s Total Assets

	At December 31, 2025	At December 31, 2024
U.S. government and agency securities and other sovereign government obligations
Trading assets[1]	12%	11%
Off balance sheet—Collateral received[2]	9%	12%
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
Customer Margin and Other Lending

$ in millions	At December 31, 2025	At December 31, 2024
Margin and other lending	$83,871	$55,882
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
Other Secured Financings
Other secured financings include the liabilities related to collateralized notes, transfers of financial assets that are accounted for as financings rather than sales and consolidated VIEs where the Firm is deemed to be the primary beneficiary. These liabilities are generally payable from the cash flows of the related assets accounted for as Trading assets (see Notes 13 and 15). Additionally, for certain secured financing transactions that meet applicable netting criteria, the Firm offset Other secured financing liabilities against financing receivables recorded within Trading assets in the amount of $3,410 million and $437 million as of December 31, 2025 and December 31, 2024, respectively.

December 2025 Form 10-K	114

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
Loans by Type

	At December 31, 2025
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$7,277	$7,202	$14,479
Secured lending facilities	69,149	1,817	70,966
Commercial real estate	8,039	320	8,359
Residential real estate	72,403	5	72,408
Securities-based lending and Other	112,984	30	113,014
Total loans	269,852	9,374	279,226
ACL	(1,132)		(1,132)
Total loans, net	$268,720	$9,374	$278,094
Loans to non-U.S. borrowers, net	$34,532	$3,622	$38,154

	At December 31, 2024
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$6,889	$9,183	$16,072
Secured lending facilities	48,842	2,507	51,349
Commercial real estate	8,412	628	9,040
Residential real estate	66,738	—	66,738
Securities-based lending and Other	96,019	1	96,020
Total loans	226,900	12,319	239,219
ACL	(1,066)		(1,066)
Total loans, net	$225,834	$12,319	$238,153
Loans to non-U.S. borrowers, net	$23,335	$4,763	$28,098
Loans by Interest Rate Type

	At December 31, 2025		At December 31, 2024
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$1	$14,478	$—	$16,071
Secured lending facilities	525	70,440	—	51,349
Commercial real estate	327	8,032	—	9,041
Residential real estate	32,377	40,031	31,014	35,724
Securities-based lending and Other	27,681	85,334	25,478	70,542
Total loans, before ACL	$60,911	$218,315	$56,492	$182,727
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
For information related to credit quality indicators considered in developing the ACL, see Note 2.

115	December 2025 Form 10-K

Notes to Consolidated Financial Statements
Loans Held for Investment before Allowance by Credit Quality and Origination Year

	At December 31, 2025			At December 31, 2024
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$2,362	$4,580	$6,942	$2,668	$3,963	$6,631
2025	125	40	165
2024	79	50	129	76	58	134
2023	—	25	25	—	50	50
2022	—	—	—	—	25	25
2021	15	—	15	15	—	15
Prior	—	1	1	31	3	34
Total	$2,581	$4,696	$7,277	$2,790	$4,099	$6,889

	At December 31, 2025			At December 31, 2024
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$15,709	$37,915	$53,624	$11,405	$27,753	$39,158
2025	2,514	7,248	9,762
2024	78	2,620	2,698	818	2,863	3,681
2023	596	935	1,531	1,371	1,359	2,730
2022	13	957	970	279	1,909	2,188
2021	—	12	12	—	198	198
Prior	7	545	552	100	787	887
Total	$18,917	$50,232	$69,149	$13,973	$34,869	$48,842

	At December 31, 2025			At December 31, 2024
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$34	$—	$34	$—	$161	$161
2025	322	2,103	2,425
2024	577	1,385	1,962	147	2,202	2,349
2023	153	409	562	351	772	1,123
2022	332	1,094	1,426	305	1,488	1,793
2021	—	938	938	166	1,603	1,769
Prior	37	655	692	—	1,217	1,217
Total	$1,455	$6,584	$8,039	$969	$7,443	$8,412

	At December 31, 2025
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$172	$40	$7	$219	$—	$219
2025	9,096	1,666	189	9,900	1,051	10,951
2024	7,825	1,480	184	8,571	918	9,489
2023	6,099	1,315	187	6,788	813	7,601
2022	9,613	2,138	355	11,159	947	12,106
2021	9,906	2,086	204	11,361	835	12,196
Prior	15,637	3,755	449	18,583	1,258	19,841
Total	$58,348	$12,480	$1,575	$66,581	$5,822	$72,403

	At December 31, 2024
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$136	$39	$5	$180	$—	$180
2024	8,653	1,607	191	9,458	993	10,451
2023	6,778	1,431	201	7,529	881	8,410
2022	10,294	2,298	370	11,941	1,021	12,962
2021	10,510	2,247	228	12,094	891	12,985
Prior	17,088	4,171	491	20,355	1,395	21,750
Total	$53,459	$11,793	$1,486	$61,557	$5,181	$66,738

	At December 31, 2025
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$97,840	$639	$1,615	$100,094
2025	2,437	199	808	3,444
2024	1,132	690	180	2,002
2023	655	126	981	1,762
2022	132	170	1,260	1,562
2021	—	17	400	417
Prior	245	996	2,462	3,703
Total	$102,441	$2,837	$7,706	$112,984

	At December 31, 2024
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$76,432	$6,342	$1,551	$84,325
2024	1,291	719	453	2,463
2023	949	424	685	2,058
2022	449	472	1,053	1,974
2021	100	14	538	652
Prior	270	1,430	2,847	4,547
Total	$79,491	$9,401	$7,127	$96,019
IG—Investment Grade
NIG—Non-investment Grade
1.Securities-based loans are subject to collateral maintenance provisions, and at December 31, 2025 and December 31, 2024, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2.
2. Other loans primarily include tailored lending. For a further discussion of Other loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein.
Past Due Loans Held for Investment before Allowance1

$ in millions	At December 31, 2025	At December 31, 2024
Commercial real estate	$129	$272
Residential real estate	298	186
Securities-based lending and Other	41	86
Total	$468	$544
1.As of December 31, 2025, the majority of the amounts are 90 days or more past due. As of December 31, 2024, the majority of the amounts are 90 days or more past due.
Nonaccrual Loans Held for Investment before Allowance1

$ in millions	At December 31, 2025	At December 31, 2024
Corporate	$203	$108
Secured lending facilities	14	6
Commercial real estate	476	447
Residential real estate	208	160
Securities-based lending and Other	246	298
Total	$1,147	$1,019
Nonaccrual loans without an ACL	$180	$162
1.There were no loans held for investment that were 90 days or more past due and still accruing as of December 31, 2025 and December 31, 2024. For further information on the Firm’s nonaccrual policy, see Note 2 to the financial statements.
Loan Modifications to Borrowers Experiencing Financial Difficulty
The Firm may modify the terms of certain loans for economic or legal reasons related to a borrower’s financial difficulties, and these modifications include interest rate reductions, principal forgiveness, term extensions and other-than-insignificant payment delays or a combination of these

December 2025 Form 10-K	116

Notes to Consolidated Financial Statements
aforementioned modifications. Modified loans are typically evaluated individually for allowance for credit losses.
Modified Loans Held for Investment
Period-end loans held for investment modified during the following periods1

	Year Ended December 31,
	2025		2024
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$230	3.2%	$211	3.1%
Secured lending facilities	9	—%	41	0.1%
Commercial real estate	398	5.0%	172	2.0%
Residential real estate	1	—%	—	—%
Securities-based lending and Other	449	0.4%	138	0.1%
Total	$1,087	0.4%	$562	0.4%
Other-than-insignificant Payment Delay
Corporate	$10	0.1%	$—	—%
Residential real estate	1	—%	—	—%
Securities-based lending and Other	23	—%	—	—%
Total	$34	—%	$—	—%
Interest Rate Reduction
Residential real estate	$1	—%	$2	—%
Total	$1	—%	$2	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Commercial real estate	$74	0.9%	$81	1.0%
Residential real estate	7	—%	1	—%
Total	$81	0.1%	$82	0.1%
Total Modifications	$1,203	0.4%	$646	0.3%
1.Lending commitments to borrowers for which the Firm has modified terms of the receivable, during the year ended December 31, 2025 and 2024, were $681 million and $746 million, as of December 31, 2025 and December 31, 2024, respectively.
2.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.
Financial Impact of Modifications on Loans Held for Investment

	Year Ended December 31, 2025[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	27	8	$—	—%
Secured lending facilities	30	0	—	—%
Commercial real estate	36	0	—	—%
Residential real estate	29	19	—	0.3%
Securities-based lending and Other	23	12	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Commercial real estate	64	0	—	0.6%
Residential real estate	120	0	—	1.0%

	Year Ended December 31, 2024[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	15	0	$—	—%
Secured lending facilities	2	0	—	—%
Commercial real estate	11	0	—	—%
Residential real estate	0	0	—	1.0%
Securities-based lending and Other	21	0	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Commercial real estate	61	0	—	1.6%
Residential real estate	84	0	—	1.0%
1.In instances where more than one loan was modified, modification impact is presented on a weighted-average basis.
Past Due Loans Held for Investment Modified in the Last 12 Months

	At December 31, 2025
$ in millions	30-89 Days Past Due	90+ Days Past Due	Total
Commercial real estate	$—	$71	$71

	At December 31, 2024
$ in millions	30-89 Days Past Due	90+ days Past Due	Total
Commercial real estate	$—	$56	$56
At December 31, 2025, there was one commercial real estate loan held for investment with an amortized cost of $71 million that defaulted during the year ended December 31, 2025 and had been modified in the form of term extension in the 12 month period prior to default. At December 31, 2024, there were two commercial real estate loans held for investment with a total amortized cost of $56 million that defaulted during the year ended December 31, 2024 and had been modified in the 12 month period prior to default.
Allowance for Credit Losses Rollforward and Allocation—Loans and Lending Commitments

	Year Ended December 31, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$200	$140	$373	$97	$256	$1,066
Gross charge-offs	(24)	—	(173)	—	(17)	(214)
Recoveries	—	—	22	—	—	22
Net (charge-offs)/recoveries	(24)	—	(151)	—	(17)	(192)
Provision (release)	75	59	47	30	19	230
Other	9	2	14	—	3	28
Ending balance	$260	$201	$283	$127	$261	$1,132
Percent of loans to total loans[1]	3%	25%	3%	27%	42%	100%
ACL—Lending commitments
Beginning balance	$507	$88	$40	$4	$17	$656
Provision (release)	101	46	(28)	1	(1)	119
Other	17	3	—	—	3	23
Ending balance	$625	$137	$12	$5	$19	$798
Total ending balance	$885	$338	$295	$132	$280	$1,930

117	December 2025 Form 10-K

Notes to Consolidated Financial Statements

	Year Ended December 31, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$241	$153	$463	$100	$212	$1,169
Gross charge-offs	(39)	(11)	(165)	—	(27)	(242)
Recoveries	—	—	4	—	3	7
Net (charge-offs)/recoveries	(39)	(11)	(161)	—	(24)	(235)
Provision (release)	2	1	77	(3)	69	146
Other	(4)	(3)	(6)	—	(1)	(14)
Ending balance	$200	$140	$373	$97	$256	$1,066
Percent of loans to total loans[1]	3%	22%	4%	29%	42%	100%
ACL—Lending commitments
Beginning balance	$431	$70	$26	$4	$20	$551
Provision (release)	86	19	16	—	(3)	118
Other	(10)	(1)	(2)	—	—	(13)
Ending balance	$507	$88	$40	$4	$17	$656
Total ending balance	$707	$228	$413	$101	$273	$1,722

	Year Ended December 31, 2023
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$235	$153	$275	$87	$89	$839
Gross charge-offs	(34)	—	(129)	—	(4)	(167)
Recoveries	1	—	—	1	—	2
Net (charge-offs)/recoveries	(33)	—	(129)	1	(4)	(165)
Provision (release)	37	—	314	13	124	488
Other	2	—	3	(1)	3	7
Ending balance	$241	$153	$463	$100	$212	$1,169
Percent of loans to total loans[1]	3%	19%	4%	30%	44%	100%
ACL—Lending commitments
Beginning balance	$411	$51	$15	$4	$23	$504
Provision (release)	16	18	11	—	(1)	44
Other	4	1	—	—	(2)	3
Ending balance	$431	$70	$26	$4	$20	$551
Total ending balance	$672	$223	$489	$104	$232	$1,720
1.Percent of loans to total loans represents loans held for investment by loan type to total loans held for investment.
The allowance for credit losses for loans and lending commitments increased in 2025, primarily related to portfolio growth in corporate loans and secured lending facilities and provisions for certain specific commercial real estate loans. Charge-offs in 2025 were primarily related to commercial real estate loans within the Institutional Securities business segment.
The base scenario used in our ACL models as of December 31, 2025 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. This scenario assumes continued economic growth relative to the prior year forecast. Our ACL models incorporate key macroeconomic variables, including U.S. real GDP growth rate. The significance of key macroeconomic variables on our ACL models varies depending on portfolio composition and economic conditions. Other key macroeconomic variables used in our ACL models include corporate credit spreads, interest rates and commercial real estate indices.
See Note 2 for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for held-for-investment loans.
Gross Charge-offs by Origination Year

	Year Ended December 31, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(14)	$—	$—	$—	$(8)	$(22)
2025	(10)	—	—	—	—	(10)
2022	—	—	(13)	—	—	(13)
2021	—	—	(119)	—	(4)	(123)
Prior	—	—	(41)	—	(5)	(46)
Total	$(24)	$—	$(173)	$—	$(17)	$(214)

	Year Ended December 31, 2024
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(39)	$—	$—	$—	$—	$(39)
2022	—	—	(18)	—	—	(18)
2021	—	—	(14)	—	(2)	(16)
2020	—	(11)	—	—	—	(11)
Prior	—	—	(133)	—	(25)	(158)
Total	$(39)	$(11)	$(165)	$—	$(27)	$(242)
CRE—Commercial real estate
SBL—Securities-based lending
Selected Credit Ratios

	At December 31, 2025	At December 31, 2024
ACL for loans to total HFI loans	0.4%	0.5%
Nonaccrual HFI loans to total HFI loans	0.4%	0.4%
ACL for loans to nonaccrual HFI loans	98.7%	104.6%
Employee Loans

$ in millions	At December 31, 2025	At December 31, 2024
Currently employed by the Firm[1]	$4,769	$4,255
No longer employed by the Firm[2]	89	83
Employee loans	$4,858	$4,338
ACL	(127)	(112)
Employee loans, net of ACL	$4,731	$4,226
Remaining repayment term, weighted average in years	5.7	5.6
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

December 2025 Form 10-K	118

Notes to Consolidated Financial Statements
10. Goodwill and Intangible Assets
Goodwill Rollforward

$ in millions	IS	WM	IM	Total
At December 31, 2023¹	$424	$10,199	$6,084	$16,707
Foreign currency	(12)	(8)	(3)	(23)
Acquired	23	—	—	23
Disposals	—	(1)	—	(1)
December 31, 2024	435	10,190	6,081	16,706
Foreign currency	2	9	9	20
At December 31, 2025¹	$437	$10,199	$6,090	$16,726
Accumulated impairments[2]	$673	$—	$27	$700
1.Balances represent the amount of the Firm’s goodwill after accumulated impairments.
2.There were no impairments recorded in 2025, 2024 or 2023.
Intangible Assets Rollforward

$ in millions	IS	WM	IM	Total
At December 31, 2023	$26	$3,427	$3,602	$7,055
Acquired	13	—	—	13
Disposals	—	(6)	—	(6)
Amortization expense	(10)	(479)	(113)	(602)
Other	(2)	(3)	(2)	(7)
At December 31, 2024	$27	$2,939	$3,487	$6,453
Acquired	1	—	—	1
Amortization expense	(7)	(334)	(113)	(454)
Other	—	2	8	10
At December 31, 2025	$21	$2,607	$3,382	$6,010
Intangible Assets by Type

	Non-amortizable	Amortizable
$ in millions	Gross Carrying Amount	Gross Carrying Amount	Accumulated Amortization
At December 31, 2025
Management contracts	$2,117	$235	$100
Customer relationships	—	4,746	1,514
Trade names	—	766	259
Other	—	28	9
Total	$2,117	$5,775	$1,882
At December 31, 2024
Management contracts	2,112	245	93
Customer relationships	—	8,746	5,121
Trade names	—	769	223
Other	—	26	8
Total	$2,112	$9,786	$5,445
Intangible Assets Estimated Future Amortization Expense

$ in millions	At December 31, 2025
2026	$345
2027	341
2028	337
2029	335
2030	331
The Firm’s annual goodwill and non-amortizable intangible asset impairment testing as of July 1, 2025 did not indicate any impairment. For more information, see Note 2.
11. Other Assets and Leases
Equity Method Investments

$ in millions	At December 31, 2025	At December 31, 2024
Investments	$2,054	$1,869

$ in millions	2025	2024	2023
Income (loss)	$246	$241	$124
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
Japanese Securities Joint Venture

$ in millions	2025	2024	2023
Income (loss) from investment in MUMSS	$123	$146	$129
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
The Firm engages in transactions in the ordinary course of business with MUFG and its affiliates; for example, investment banking, financial advisory, sales and trading, including foreign exchange trading and equity transactions for institutional clients and Japanese research, derivatives, investment management, lending, securitization and other financial services transactions. Such transactions are on substantially the same terms as those that would be available to unrelated third parties for comparable transactions.
Tax Equity Investments
The Firm invests in tax equity investment interests which entitle the Firm to a share of tax credits and other income tax benefits generated by the projects underlying the investments. The Firm accounts for certain renewable energy and other tax equity investments programs using the proportional amortization method.

119	December 2025 Form 10-K

Notes to Consolidated Financial Statements
Tax Equity Investments under the Proportional Amortization Method

$ in millions	At December 31, 2025	At December 31, 2024
Low-income housing	$1,897	$1,787
Renewable energy and other	28	67
Total[1,2]	$1,925	$1,854
1.Amounts include unfunded equity contributions of $707 million and $613 million as of December 31, 2025 and December 31, 2024, respectively. The corresponding liabilities for the commitments to fund these equity contributions are recorded in Other liabilities and accrued expenses. The majority of these commitments are expected to be funded within 5 years.
2.Amounts exclude $45 million and $48 million as of December 31, 2025 and December 31, 2024, respectively, of tax equity investments within programs for which the Firm elected the proportional amortization method that do not meet the conditions to apply the proportional amortization method, which are accounted for as equity method investments.

Income tax credits and other income tax benefits recognized as well as proportional amortization are included in the Provision for income taxes line in the consolidated income statement and in the Depreciation and amortization line in the consolidated cash flow statement.
Net Benefits Attributable to Tax Equity Investments under the Proportional Amortization Method

$ in millions	2025	2024	2023
Income tax credits and other income tax benefits	$290	$301	$237
Proportional amortization	(237)	(239)	(197)
Net benefits included in income tax expense	53	62	40
Other income	5	—	—
Net benefits	$58	$62	$40
Leases
The Firm’s leases are principally non-cancelable operating real estate leases.
Balance Sheet Amounts Related to Leases

$ in millions	At December 31, 2025	At December 31, 2024
Other assets—ROU assets	$4,164	$4,114
Other liabilities and accrued expenses—Lease liabilities	4,996	4,937
Weighted average:
Remaining lease term, in years	8.2	8.5
Discount rate	4.4%	4.3%
Lease Liabilities

$ in millions	At December 31, 2025	At December 31, 2024
2025		$772
2026	$819	790
2027	853	736
2028	751	716
2029	664	562
2030	612	482
Thereafter	2,337	1,923
Total undiscounted cash flows	$6,036	$5,981
Imputed interest	(1,040)	(1,044)
Amount on balance sheet	$4,996	$4,937
Committed leases not yet commenced	$163	$63
Lease Costs

$ in millions	2025	2024	2023
Fixed costs	$831	$917	$938
Variable costs[1]	171	181	206
Less: Sublease income	(2)	(6)	(10)
Total lease cost, net	$1,000	$1,092	$1,134
1.Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
Cash Flows Statement Supplemental Information

$ in millions	2025	2024	2023
Cash outflows—Lease liabilities	$852	$942	$892
Non-cash—ROU assets recorded for new and modified leases	645	489	1,055
Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges.
12. Deposits
Deposits

$ in millions	At December 31, 2025	At December 31, 2024
Savings and demand deposits	$315,883	$299,898
Time deposits	99,640	76,109
Total deposits	$415,523	$376,007
Deposits subject to FDIC insurance	$331,322	$298,351
Deposits not subject to FDIC insurance	$84,201	$77,656
Time Deposit Maturities

$ in millions	At December 31, 2025
2026	$44,380
2027	23,390
2028	13,670
2029	9,570
2030	8,260
Thereafter	370
Total	$99,640

December 2025 Form 10-K	120

Notes to Consolidated Financial Statements
Uninsured Non-U.S. Time Deposit Maturities

$ in millions	At December 31, 2025
Less than 3 months	$2,187
3 - 6 months	860
6 - 12 months	747
Over 12 months	76
Total	$3,870
Deposits in U.S. Bank Subsidiaries from Non-U.S. Depositors

$ in millions	At December 31, 2025	At December 31, 2024
Deposits in U.S. bank subsidiaries from non-U.S. depositors	$1,057	$700

13. Borrowings and Other Secured Financings
Maturities and Terms of Borrowings

	Parent Company		Subsidiaries		At December 31, 2025	At December 31, 2024
$ in millions	Fixed Rate[1]	Variable Rate[2]	Fixed Rate[1]	Variable Rate[2]
Original maturities of one year or less:
Next 12 months	$—	$—	$62	$7,192	$7,254	$4,512
Original maturities greater than one year:
2025						$21,921
2026	$10,821	$747	$3,816	$10,851	$26,235	37,969
2027	19,976	2,090	4,108	13,443	39,617	34,050
2028	12,947	3,133	10,807	17,875	44,762	28,719
2029	21,014	2,535	4,735	8,226	36,510	26,159
2030	15,582	498	2,869	11,971	30,920	20,016
Thereafter	108,593	2,392	21,996	30,656	163,637	115,473
Total greater than one year	$188,933	$11,395	$48,331	$93,022	$341,681	$284,307
Total	$188,933	$11,395	$48,393	$100,214	$348,935	$288,819

Weighted average coupon at period end[3]	4.1%	3.4%	4.8%	4.8%	4.2%	4.1%
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
Borrowings with Original Maturities Greater than One Year

$ in millions	At December 31, 2025	At December 31, 2024
Senior	$329,502	$270,594
Subordinated	12,179	13,713
Total	$341,681	$284,307
Weighted average stated maturity, in years	6.3	6.6
Certain senior debt securities are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is linked to equity, credit, commodity or other indices (e.g., the consumer price index). Senior debt also may be structured to be callable by the Firm or extendible at the option of holders of the senior debt securities.
The Firm’s Borrowings include notes carried and managed on a fair value basis. These include instruments whose payments and redemption values are linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures; and instruments with various interest rate-related features, including step-ups, step-downs and zero coupons. Also included are unsecured contracts that are not classified as derivatives because they fail the initial net investment criterion. To minimize the exposure from such instruments, the Firm has entered into various swap contracts, options, and other hedges that effectively convert the borrowing costs into floating rates. The swaps and purchased options used to economically hedge the embedded features are derivatives and also are carried at fair value. Changes in fair value related to the notes and economic hedges are reported in Trading revenues. See Notes 2 and 5 for further information on borrowings carried at fair value.
Senior Debt Subject to Put Options or Liquidity Obligations

$ in millions	At December 31, 2025	At December 31, 2024
Put options embedded in debt agreements	$295	$429
Liquidity obligations[1]	$4,824	$3,597
1.Includes obligations to support secondary market trading.
Subordinated Debt

	2025	2024
Contractual weighted average coupon	4.4%	4.5%

Subordinated debt generally is issued to meet the capital requirements of the Firm or its regulated subsidiaries and primarily is U.S. dollar denominated. Maturities of subordinated debt range from 2026 to 2039.
Rates for Borrowings with Original Maturities Greater than One Year

	At December 31,
	2025	2024	2023
Contractual weighted average coupon[1]	4.2%	4.1%	3.6%
Weighted average coupon after hedging derivatives	4.9%	5.6%	6.5%
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

121	December 2025 Form 10-K

Notes to Consolidated Financial Statements
The Firm’s use of swaps for asset and liability management affects its effective average borrowing rate.
Other Secured Financings

$ in millions	At December 31, 2025	At December 31, 2024
Original maturities:
One year or less	$13,892	$17,133
Greater than one year	7,711	4,469
Total	$21,603	$21,602
Transfers of assets accounted for as secured financings	9,713	10,275
Maturities and Terms of Other Secured Financings1

	At December 31, 2025			At December 31, 2024
$ in millions	Fixed Rate	Variable Rate[2]	Total
Original maturities of one year or less:
Next 12 months	$42	$4,478	$4,520	$7,006
Original maturities greater than one year:
2025				$2,389
2026	$—	$2,511	$2,511	690
2027	191	1,675	1,866	107
2028	—	1,617	1,617	453
2029	—	—	—	—
2030	—	40	40	44
Thereafter	17	1,319	1,336	638
Total	$208	$7,162	$7,370	$4,321
Weighted average coupon at period-end[3]	1.2%	4.7%	3.7%	4.6%
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
Maturities of Transfers of Assets Accounted for as Secured Financings1

$ in millions	At December 31, 2025	At December 31, 2024
2025	$—	$10,184
2026	9,391	42
2027	15	5
2028	28	12
2029	—	5
2030	147	21
Thereafter	132	6
Total	$9,713	$10,275
1.Excludes Securities sold under agreements to repurchase and Securities loaned.
For transfers of assets that fail to meet accounting criteria for a sale, the Firm continues to record the assets and recognizes the associated liabilities in the balance sheet.
14. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at December 31, 2025
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$23,398	$48,607	$79,273	$5,843	$157,121
Secured lending facilities	5,341	8,035	10,429	5,930	29,735
Commercial and Residential real estate	66	115	173	465	819
Securities-based lending and Other	17,663	3,094	230	504	21,491
Forward-starting secured financing receivables[1]	138,050	2,782	—	—	140,832
Central counterparty	14,062	—	—	—	14,062
Investment activities	2,319	94	80	503	2,996
Letters of credit and other financial guarantees	30	3	—	5	38
Total	$200,929	$62,730	$90,185	$13,250	$367,094
Lending commitments participated to third parties					$12,164
1.These amounts primarily include secured financing receivables yet to settle as of December 31, 2025, with settlement generally occurring within three business days. These amounts also include commitments to enter into certain collateralized financing transactions.

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
Central Counterparty.  These commitments relate to the Firm’s membership in certain clearinghouses and are

December 2025 Form 10-K	122

Notes to Consolidated Financial Statements
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
Guarantees

	At December 31, 2025
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	1,214,697	677,539	177,536	548,377	(38,976)
Standby letters of credit and other financial guarantees issued[2,3]	1,738	967	1,213	2,538	12
Liquidity facilities	3,258	—	—	—	2
Whole loan sales guarantees	53	10	—	23,077	—
Securitization representations and warranties[4]	—	—	—	97,104	—
General partner guarantees	121	119	62	25	(50)
Client clearing guarantees	2,686	—	—	—	—
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
3.As of December 31, 2025, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $58 million.
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

123	December 2025 Form 10-K

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

December 2025 Form 10-K	124

Notes to Consolidated Financial Statements
The maximum potential payout under these rules cannot be estimated. The Firm has not recorded any contingent liability in its financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.
•Futures and Over-the-Counter Derivatives Clearing Guarantees. The Firm provides clearing services on central counterparty clearinghouses (“CCPs”) for clients that need to clear exchange-traded and OTC derivatives contracts with CCPs. The Firm acts as an agent in its role as clearing member for these client transactions. As such, the Firm does not reflect the underlying exchange-traded or OTC derivatives contracts in its Consolidated Financial Statements. See Note 6 for a discussion of the Firm’s derivatives activities that are reflected in its Consolidated Financial Statements.

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

As a clearing member, the Firm is exposed to the risk of nonperformance by its clients to CCPs but is not liable to clients for the performance of the CCPs. Where possible, the Firm seeks to mitigate its risk to the client through the collection of appropriate amounts of margin at inception and throughout the life of the transactions. In the event of nonperformance by a client, the Firm would close out the client’s positions and access available margin. The CCP would utilize any margin it holds to make itself whole, with any remaining shortfalls required to be paid by the Firm as a clearing member. It is difficult to estimate the Firm’s maximum possible exposure through its role as a clearing member as it depends on the nature and volume of client's future transactions, market conditions and potential client defaults. However, based upon historical experience, the Firm’s exposure is significantly mitigated by the credit risk mitigants available to the Firm. As a result, management believes that the risk of material loss to the Firm is expected to be remote.
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

The Firm is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental or other regulatory agencies regarding the Firm’s business, and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital markets activities, financial products or offerings sponsored, underwritten or sold by the Firm, wealth and investment management services, and tax, accounting, and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

125	December 2025 Form 10-K

Notes to Consolidated Financial Statements
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

$ in millions	2025	2024	2023
Legal expenses	$137	$106	$488

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

Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 17, 2025, the court granted final approval of the settlement. The claims brought by the three operators of swap execution facilities remain pending.

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

December 2025 Form 10-K	126

Notes to Consolidated Financial Statements
part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision.
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

On June 22, 2021, Dutch criminal authorities sought various documents in connection with an investigation of the Firm related to the civil claims asserted by the Dutch Authority concerning the accuracy of the Firm subsidiary’s tax returns for 2007 to 2012. On September 30, 2025, the Dutch Public Prosecutor served the Firm subsidiaries (Morgan Stanley Derivatives Products (Netherlands) B.V. and Morgan Stanley & Co. International plc) with indictments, bringing charges of filing false tax returns for 2007 to 2012. The matter was resolved on November 27, 2025, when the Dutch Public Prosecutor announced the imposition of penalty orders totaling €101 million (approximately $117 million) on Morgan Stanley Derivatives Products (Netherlands) B.V. and Morgan Stanley & Co. International plc, which amounts were paid in the fourth quarter of 2025.
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
Other

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Firm and certain affiliates in the Supreme Court of the State of New York, New York County. The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Firm’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Firm or sold to the plaintiff by the Firm was approximately $116 million. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Firm’s motion to dismiss the complaint. On July 15, 2022, the Firm filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Firm’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Firm’s favor. The plaintiff has appealed.

127	December 2025 Form 10-K

Notes to Consolidated Financial Statements

Beginning in February of 2024, Morgan Stanley Smith Barney LLC (“MSSB”) and E*TRADE Securities LLC (“E*TRADE Securities”), among others, have been named as defendants in multiple putative class actions pending in the federal district courts for the District of New Jersey and SDNY. The class action claims have been brought on behalf of brokerage, advisory and retirement account holders, alleging various contractual, fiduciary, and statutory claims (including under the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c)-(d)) that MSSB and/or E*TRADE Securities failed to pay a reasonable rate of interest on its cash sweep products. All matters pending in the SDNY (which focus solely on MSSB’s cash sweep program) were consolidated into one action styled Estate of Sherlip, et al. v. Morgan Stanley, et al. An amended class action complaint was filed on August 15, 2025. On September 12, 2025, MSSB moved to dismiss the complaint. The matters pending in the District of New Jersey (which includes claims against both MSSB and E*TRADE Securities) have been consolidated into one action styled In re E*TRADE Cash Sweep Litigation, No. 2:24-cv-00603. The Firm awaits the appointment of lead counsel and, thereafter, the filing of a consolidated complaint in that matter. Together, the complaints seek, inter alia, certification of classes of plaintiffs, unspecified compensatory damages, equitable and injunctive relief, and treble damages. The Firm is also responding to requests from state securities regulators regarding brokerage account cash balances swept to the affiliate bank deposit program.
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

December 2025 Form 10-K	128

Notes to Consolidated Financial Statements
Consolidated VIE Assets and Liabilities by Type of Activity

	At December 31, 2025		At December 31, 2024
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$468	$2	$575	$236
Investment vehicles[2]	263	5	378	189
MTOB	1,781	1,651	619	578
Other	47	3	156	4
Total	$2,559	$1,661	$1,728	$1,007
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
2.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At December 31, 2025	At December 31, 2024
Assets
Cash and cash equivalents	$19	$37
Trading assets at fair value	1,216	1,395
Investment securities	1,318	278
Customer and other receivables	5	16
Other assets	1	2
Total	$2,559	$1,728
Liabilities
Other secured financings	$1,653	$921
Other liabilities and accrued expenses	5	82
Borrowings	3	4
Total	$1,661	$1,007
Noncontrolling interests	$145	$42
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
Non-consolidated VIEs

	At December 31, 2025
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$218,543	$3,432	$4,620	$4,535	$87,118
Maximum exposure to loss[3]
Debt and equity interests	$32,074	$158	$—	$2,611	$11,904
Derivative and other contracts	—	—	3,258	—	4,473
Commitments, guarantees and other	10,414	—	—	—	190
Total	$42,488	$158	$3,258	$2,611	$16,567
Carrying value of variable interests—Assets
Debt and equity interests	$32,074	$158	$—	$1,967	$11,904
Derivative and other contracts	—	—	5	—	2,010
Total	$32,074	$158	$5	$1,967	$13,914
Additional VIE assets owned[4]					$15,907
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$2	$—	$780

	At December 31, 2024
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$179,686	$1,621	$3,654	$3,603	$74,665
Maximum exposure to loss[3]
Debt and equity interests	$26,974	$62	$—	$2,267	$12,097
Derivative and other contracts	—	—	2,454	—	3,936
Commitments, guarantees and other	8,554	—	—	—	535
Total	$35,528	$62	$2,454	$2,267	$16,568
Carrying value of variable interests—Assets
Debt and equity interests	$26,974	$62	$—	$1,821	$12,067
Derivative and other contracts	—	—	6	—	1,772
Total	$26,974	$62	$6	$1,821	$13,839
Additional VIE assets owned[4]					$15,777
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$4	$—	$448
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

129	December 2025 Form 10-K

Notes to Consolidated Financial Statements
part of a transaction with the VIE or any party to the VIE directly against a specific exposure to loss.
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At December 31, 2025		At December 31, 2024
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$20,130	$3,183	$17,316	$2,497
Commercial mortgages	96,473	11,251	82,730	8,445
U.S. agency collateralized mortgage obligations	58,876	7,136	39,317	6,260
Other consumer or commercial loans	43,064	10,504	40,323	9,772
Total	$218,543	$32,074	$179,686	$26,974
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
Although not obligated, the Firm generally makes a market in the securities issued by SPEs in securitization transactions. As a market maker, the Firm offers to buy these securities from, and sell these securities to, investors. Securities purchased through these market-making activities are not considered to be retained interests; these beneficial interests are generally included in Trading assets—Corporate and other debt and are measured at fair value.
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

December 2025 Form 10-K	130

Notes to Consolidated Financial Statements
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
Equity-Linked Notes
ELN transactions are designed to provide investors with exposure to certain risks related to the specific equity security, equity index or other index. In an ELN transaction, the Firm typically transfers to an SPE either a note issued by the Firm, the payments on which are linked to the performance of a specific equity security, equity index or other index, or debt securities issued by other companies and a derivative contract, the terms of which will relate to the performance of a specific equity security, equity index or other index. These ELN transactions with SPEs were not consolidated at December 31, 2025 or December 31, 2024.
Transferred Assets with Continuing Involvement

	At December 31, 2025
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$15,089	$84,729	$18,230	$13,312
Retained interests
Investment grade	$288	$456	$1,127	$—
Non-investment grade	460	1,131	—	123
Total	$748	$1,587	$1,127	$123
Interests purchased in the secondary market[3]
Investment grade	$62	$62	$52	$—
Non-investment grade	14	30	—	—
Total	$76	$92	$52	$—
Derivative assets	$—	$—	$—	$1,522
Derivative liabilities	—	—	—	733

	At December 31, 2024
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$6,989	$78,232	$18,174	$12,725
Retained interests
Investment grade	$198	$543	$967	$—
Non-investment grade	175	923	—	71
Total	$373	$1,466	$967	$71
Interests purchased in the secondary market[3]
Investment grade	$45	$34	$79	$—
Non-investment grade	5	24	—	—
Total	$50	$58	$79	$—
Derivative assets	$—	$—	$—	$1,408
Derivative liabilities	—	—	—	400

	Fair Value at December 31, 2025
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,346	$—	$1,346
Non-investment grade	122	58	180
Total	$1,468	$58	$1,526
Interests purchased in the secondary market[3]
Investment grade	$176	$—	$176
Non-investment grade	22	22	44
Total	$198	$22	$220
Derivative assets	$1,522	$—	$1,522
Derivative liabilities	733	—	733

	Fair Value at December 31, 2024
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,080	$—	$1,080
Non-investment grade	71	50	121
Total	$1,151	$50	$1,201
Interests purchased in the secondary market[3]
Investment grade	$158	$—	$158
Non-investment grade	18	11	29
Total	$176	$11	$187
Derivative assets	$1,408	$—	$1,408
Derivative liabilities	400	—	400
RML—Residential mortgage loans
CML—Commercial mortgage loans
1.Amounts include CLO transactions managed by unrelated third parties.
2.Amounts include assets transferred by unrelated transferors.
3.Amounts include transactions where the Firm also holds retained interests as part of the transfer.
The previous tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with

131	December 2025 Form 10-K

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
Proceeds from New Securitization Transactions and Sales of Loans

$ in millions	2025	2024	2023
New transactions[1]	$52,869	$36,326	$21,051
Retained interests	11,524	7,956	4,311
Sales of corporate loans to CLO SPEs[1,2]	—	—	24
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 14).
Assets Sold with Retained Exposure

$ in millions	At December 31, 2025	At December 31, 2024
Gross cash proceeds from sale of assets[1]	$112,395	$92,229
Fair value
Assets sold	$113,159	$92,580
Derivative assets recognized in the balance sheet	1,201	998
Derivative liabilities recognized in the balance sheet	438	648
1.The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
The Firm enters into transactions in which it sells securities, primarily equities, and contemporaneously enters into bilateral OTC derivatives with the purchasers of the securities, through which it retains exposure to the sold securities.
16. Regulatory Requirements
Regulatory Capital Framework
The Firm is an FHC under the Bank Holding Company Act of 1956, as amended, and is subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve establishes capital requirements for the Firm, including “well-capitalized” standards, and evaluates the Firm’s compliance with such capital requirements. The OCC establishes similar capital requirements and well-capitalized standards for the Firm’s U.S. bank subsidiaries, including, among others, MSBNA and MSPBNA (together, “U.S. Bank Subsidiaries”). The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee on Banking Supervision and on certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, many of the Firm’s regulated subsidiaries are subject to regulatory capital requirements, including regulated subsidiaries registered as swap dealers with the CFTC or conditionally registered as security-based swap dealers with the SEC or registered as broker-dealers or futures commission merchants.
Regulatory Capital Requirements
The Firm is required to maintain minimum risk-based and leverage-based capital ratios under regulatory capital requirements. A summary of the calculations of regulatory capital and RWA follows.
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital conservation buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios.
Capital Buffer Requirements

	At December 31, 2025	At December 31, 2024	At December 31, 2025 and December 31, 2024
	Standardized	Standardized	Advanced
Capital buffers
Fixed 2.5% buffer	—%	—%	2.5%
SCB	4.3%	6.0%	N/A
G-SIB capital surcharge	3.0%	3.0%	3.0%
CCyB[1]	—%	—%	—%
Capital conservation buffer requirement	7.3%	9.0%	5.5%

1.The CCyB can be set up to 2.5% but is currently set by the Federal Reserve at zero.
The capital conservation buffer requirement represents the amount of CET1 capital the Firm must maintain above the minimum risk-based capital requirements in order to avoid restrictions on the Firm’s ability to make capital distributions,

December 2025 Form 10-K	132

Notes to Consolidated Financial Statements
including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. The Firm’s capital conservation buffer requirement computed under the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) is equal to the sum of the SCB, G-SIB capital surcharge and CCyB. The capital conservation buffer requirement computed under the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”) is equal to the sum of a fixed 2.5% buffer, G-SIB capital surcharge and CCyB. Based on 2025 data, the Firm estimates that its G-SIB Surcharge will potentially increase in the future from 3.0% to 3.5%. This change, if it occurs, would not take effect before January 1, 2028.
Risk-Based Regulatory Capital Ratio Requirements

		At December 31, 2025	At December 31, 2024	At December 31, 2025 and December 31, 2024
	Regulatory Minimum
		Standardized	Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	11.8%	13.5%	10.0%
Tier 1 capital ratio	6.0%	13.3%	15.0%	11.5%
Total capital ratio	8.0%	15.3%	17.0%	13.5%
1.Required ratios represent the regulatory minimum plus the capital conservation buffer requirement.
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
The Firm’s risk-based capital ratios are computed under both (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At December 31, 2025 and December 31, 2024, the differences between the actual and required ratios were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced SLR capital buffer of at least 2%.
The Firm’s Regulatory Capital and Capital Ratios
Risk-based capital

	Standardized
$ in millions	At December 31, 2025	At December 31, 2024
Risk-based capital
CET1 capital	$83,153	$75,095
Tier 1 capital	92,728	84,790
Total capital	103,449	95,567
Total RWA	552,515	471,834
Risk-based capital ratio
CET1 capital	15.0%	15.9%
Tier 1 capital	16.8%	18.0%
Total capital	18.7%	20.3%
Required ratio[1]
CET1 capital	11.8%	13.5%
Tier 1 capital	13.3%	15.0%
Total capital	15.3%	17.0%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leverage-based capital

$ in millions	At December 31, 2025	At December 31, 2024
Leverage-based capital
Adjusted average assets[1]	$1,383,314	$1,223,779
Supplementary leverage exposure[2]	1,717,775	1,517,687
Leverage-based capital ratio
Tier 1 leverage	6.7%	6.9%
SLR	5.4%	5.6%
Required ratio[3]
Tier 1 leverage	4.0%	4.0%
SLR	5.0%	5.0%
1.Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets for the quarters ending on the respective balance sheet dates, reduced by disallowed goodwill, intangible assets, investments in covered funds, defined benefit pension plan assets, non-cash after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments, certain deferred tax assets and other capital deductions.
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

133	December 2025 Form 10-K

Notes to Consolidated Financial Statements
failure by the U.S. Bank Subsidiaries to meet minimum capital requirements may result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the U.S. Bank Subsidiaries’ and the Firm’s financial statements.
At December 31, 2025 and December 31, 2024, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules.
MSBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At December 31, 2025		At December 31, 2024
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$25,545	20.3%	$22,165	20.1%
Tier 1 capital	8.0%	8.5%	25,545	20.3%	22,165	20.1%
Total capital	10.0%	10.5%	26,423	21.0%	22,993	20.9%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$25,545	10.1%	$22,165	9.7%
SLR	6.0%	3.0%	25,545	7.6%	22,165	7.4%
MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[1]	At December 31, 2025		At December 31, 2024
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$17,298	26.1%	$16,672	26.1%
Tier 1 capital	8.0%	8.5%	17,298	26.1%	16,672	26.1%
Total capital	10.0%	10.5%	17,665	26.6%	17,004	26.6%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$17,298	7.0%	$16,672	7.7%
SLR	6.0%	3.0%	17,298	6.8%	16,672	7.5%
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
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At December 31, 2025	At December 31, 2024
Net capital	$19,272	$18,483
Excess net capital	13,905	13,883
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC, respectively, and is registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At December 31, 2025 and December 31, 2024, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
Certain other subsidiaries are also subject to various regulatory capital requirements. Such subsidiaries include the following, each of which operated with capital in excess of their respective regulatory capital requirements as of December 31, 2025 and December 31, 2024, as applicable:
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
•MSESE, together with its subsidiary Morgan Stanley Bank AG (“MSBAG”) (the “MSESE Group”), is subject to the capital requirements of the European Central Bank, the Federal Financial Supervisory Authority and the German Central Bank. MSESE operates branches in Denmark, France, Italy, the Netherlands, Poland, Spain and Sweden that are also regulated by the relevant authorities in each jurisdiction. As of December 31, 2025, MSESE was conditionally registered with the SEC as a security-based swap dealer and registered with the CFTC as a swap dealer. After becoming a fully licensed credit institution under the EU Capital Requirements Regulation in January 2026, MSESE became a Regulation K subsidiary of the Firm and is no longer subject to the SEC and CFTC substituted compliance rules for capital requirements.
•MSMS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSMS is also registered with the CFTC as a swap dealer but is currently complying with home-country capital requirements in lieu of CFTC capital requirements pursuant to applicable substituted compliance rules.
•MSCS, a U.S. entity and the Firm’s primary non-bank security-based swap dealer, was conditionally registered with the SEC as a security-based swap dealer, registered with the SEC as an OTC derivatives dealer and registered with the CFTC as a swap dealer as of December 31, 2025. On February 14, 2026, MSCS was divided into two entities, one operating a Fixed Income business and a second operating an Equities business. The Fixed Income business was merged into MSBNA, and the Equities business

December 2025 Form 10-K	134

Notes to Consolidated Financial Statements
continues to be subject to the minimum net capital requirements of the SEC and CFTC.
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

$ in millions	At December 31, 2025	At December 31, 2024
Restricted net assets	$59,985	$49,914
17. Total Equity
Morgan Stanley Shareholders’ Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At December 31, 2025	Liquidation Preference per Share	At December 31, 2025	At December 31, 2024
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	1,000
Q	40,000	25,000	1,000	1,000
Total			$9,750	$9,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 16).
Description of Preferred Stock as of December 31, 2025

		Depositary Shares per Share	Redemption
Series[1,2]	Shares Issued		Price per Share[3]	Earliest optional redemption date[4]
A	44,000	1,000	$25,000	July 15, 2011
C5	1,160,791	N/A	1,100	October 15, 2011
E	34,500	1,000	25,000	October 15, 2023
F	34,000	1,000	25,000	January 15, 2024
I	40,000	1,000	25,000	October 15, 2024
K	40,000	1,000	25,000	April 15, 2027
L	20,000	1,000	25,000	January 15, 2025
M	400,000	N/A	1,000	September 15, 2026
N	3,000	100	100,000	October 2, 2025
O	52,000	1,000	25,000	January 15, 2027
P	40,000	1,000	25,000	October 15, 2027
Q	40,000	1,000	25,000	October 15, 2029
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
4.Series A and C are currently redeemable at the Firm’s option, in whole or in part, from time to time. Series E, F, I, L, and N are currently redeemable, and all other Series are redeemable, at the Firm’s option (i) in whole or in part, from time to time, on any dividend payment date on or after the redemption date or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series).
5.Series C is non-voting perpetual preferred stock. Dividends on the Series C preferred stock are payable, on a non-cumulative basis, as and if declared by the Board of Directors, in cash, at the rate of 10% per annum of the liquidation preference of $1,000 per share.
Common Stock
Rollforward of Common Stock Outstanding

in millions	2025	2024
Shares outstanding at beginning of period	1,607	1,627
Treasury stock purchases[1]	(42)	(43)
Other[2]	18	23
Shares outstanding at end of period	1,583	1,607
1.The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (“Share Repurchase Program”). In addition to the Firm’s Share Repurchase Program, Treasury stock purchases include repurchases of common stock for employee tax withholding.
2.Other includes net shares issued to and forfeited from employee stock trusts and issued for RSU conversions.
Share Repurchases

$ in millions	2025	2024
Repurchases of common stock under the Firm’s Share Repurchase Program	$4,585	$3,250
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

135	December 2025 Form 10-K

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
Common Shares Outstanding for Basic and Diluted EPS

in millions	2025	2024	2023
Weighted average common shares outstanding, basic	1,574	1,591	1,628
Effect of dilutive RSUs and PSUs	18	20	18
Weighted average common shares outstanding and common stock equivalents, diluted	1,592	1,611	1,646
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	2	—	2
Dividends

$ in millions, except per share data	2025		2024		2023
	Per Share[1]	Total	Per Share[1]	Total	Per Share[1]	Total
Preferred Stock Series
A	$1,307	$58	$1,548	$68	$1,522	$67
C	100	52	100	52	100	52
E	1,806	62	1,806	62	1,791	62
F	1,743	59	1,747	60	1,719	58
I	1,616	65	1,603	64	1,594	64
K	1,463	59	1,463	59	1,463	59
L	1,219	24	1,219	24	1,219	24
M2	59	24	59	24	59	24
N3	7,760	23	8,841	27	9,160	27
O	1,063	55	1,063	55	1,063	55
P	1,625	65	1,625	65	1,625	65
Q	1,656	66	759	30	—	—
Total Preferred stock		$612		$590		$557
Common stock	$3.85	$6,147	$3.55	$5,745	$3.25	$5,393
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.
3.Series N was payable semiannually until March 15, 2023 and thereafter is payable quarterly.

Accumulated Other Comprehensive Income (Loss) Rollforward

	Year Ended December 31, 2025
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,477)	$(2,573)	$(583)	$(2,146)	$(35)	$(6,814)
OCI activity:
Pre-Tax Gain (Loss)	(5)	1,326	7	(1,157)	(19)	152
Tax effect	311	(315)	(1)	284	5	284
After-tax Gain (Loss)	306	1,011	6	(873)	(14)	436
Non-Controlling Interests	(1)	—	—	(9)	—	(10)
OCI Activity	307	1,011	6	(864)	(14)	446
Reclassified to Earnings:
Pre-tax Reclass.	—	(30)	29	20	95	114
Tax effect	—	7	(10)	(5)	(23)	(31)
Reclass. After-tax	—	(23)	19	15	72	83
Net OCI Activity	307	988	25	(849)	58	529
Ending Balance	$(1,170)	$(1,585)	$(558)	$(2,995)	$23	$(6,285)

	Year Ended December 31, 2024
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,153)	$(3,094)	$(595)	$(1,595)	$16	$(6,421)
OCI activity:
Pre-Tax Gain (Loss)	(117)	736	(8)	(729)	(99)	(217)
Tax effect	(305)	(175)	5	174	24	(277)
After-tax Gain (Loss)	(422)	561	(3)	(555)	(75)	(494)
Non-Controlling Interests	(98)	—	—	17	—	(81)
OCI Activity	(324)	561	(3)	(572)	(75)	(413)
Reclassified to Earnings:
Pre-tax Reclass	—	(52)	20	27	32	27
Tax effect	—	12	(5)	(6)	(8)	(7)
Reclass. After-tax	—	(40)	15	21	24	20
Net OCI Activity	(324)	521	12	(551)	(51)	(393)
Ending Balance	$(1,477)	$(2,573)	$(583)	$(2,146)	$(35)	$(6,814)

	Year Ended December 31, 2023
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,204)	$(4,192)	$(508)	$(345)	$(4)	$(6,253)
OCI activity:
Pre-Tax Gain (Loss)	(73)	1,488	(96)	(1,728)	9	(400)
Tax effect	53	(353)	24	424	(1)	147
After-tax Gain (Loss)	(20)	1,135	(72)	(1,304)	8	(253)
Non-Controlling Interests	(71)	—	—	(40)	—	(111)
OCI Activity	51	1,135	(72)	(1,264)	8	(142)
Reclassified to Earnings:
Pre-tax Reclass	—	(49)	(18)	19	16	(32)
Tax effect		12	3	(5)	(4)	6
Reclass. After-tax	—	(37)	(15)	14	12	(26)
Net OCI Activity	51	1,098	(87)	(1,250)	20	(168)
Ending Balance	$(1,153)	$(3,094)	$(595)	$(1,595)	$16	$(6,421)

December 2025 Form 10-K	136

Notes to Consolidated Financial Statements
Cumulative Foreign Currency Translation Adjustments

$ in millions	At December 31, 2025	At December 31, 2024
Associated with net investments in subsidiaries with a non-U.S. dollar functional currency	$(2,978)	$(4,326)
Hedges, net of tax	1,808	2,849
Total	$(1,170)	$(1,477)
Carrying value of net investments in non-U.S. dollar functional currency subsidiaries subject to hedges	$20,904	$18,303
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
18. Interest Income and Interest Expense

$ in millions	2025	2024	2023
Interest income
Cash and cash equivalents[1]	$2,566	$3,068	$3,408
Investment securities	5,328	5,161	3,992
Loans	13,995	13,771	12,424
Securities purchased under agreements to resell[2]	14,548	12,416	7,762
Securities borrowed[3]	6,623	5,391	5,191
Trading assets, net of Trading liabilities	6,242	5,924	4,488
Customer receivables and Other[1]	9,761	8,404	8,584
Total interest income	$59,063	$54,135	$45,849
Interest expense
Deposits	$10,626	$10,368	$8,216
Borrowings	12,556	13,242	11,437
Securities sold under agreements to repurchase[4]	12,874	10,787	6,737
Securities loaned[5]	3,076	1,036	784
Customer payables and Other	9,885	10,091	10,445
Total interest expense	$49,017	$45,524	$37,619
Net interest	$10,046	$8,611	$8,230
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
Accrued Interest

$ in millions	At December 31, 2025	At December 31, 2024
Customer and other receivables	$4,051	$3,322
Customer and other payables	4,663	3,938
19. Deferred Compensation Plans and Carried Interest Compensation
Stock-Based Compensation Plans
Certain current and former employees of the Firm, including financial advisors in the Wealth Management segment, participate in the Firm’s stock-based compensation plans. These plans include RSUs, PSUs and an ESPP.
Stock-Based Compensation Expense

$ in millions	2025	2024	2023
RSUs	$1,690	$1,464	$1,607
PSUs	225	148	91
ESPP	11	10	11
Total	$1,926	$1,622	$1,709
Retirement-eligible awards[1]	$267	$202	$178
1.Total expense includes stock-based compensation anticipated to be awarded in January of the following year that does not contain a future service requirement.
Tax Benefit Related to Stock-Based Compensation Expense

$ in millions	2025	2024	2023
Tax benefit[1]	$413	$343	$382
1.Excludes income tax consequences related to employee share-based award conversions.
Unrecognized Compensation Cost Related to Stock-Based Awards Granted

$ in millions	At December 31, 2025[1]
To be recognized in:
2026	$583
2027	248
Thereafter	45
Total	$876
1.Amounts do not include forfeitures or 2025 performance year compensation awarded in January 2026 which will begin to be amortized in 2026.
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

137	December 2025 Form 10-K

Notes to Consolidated Financial Statements
Common Shares Available for Future Awards under Stock-Based Compensation Plans

in millions	At December 31, 2025
Shares	136
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
Vested and Unvested RSU Activity

	2025
	Number of RSUs		Weighted Average Award Date Fair Value
shares in millions, $ per share	Unvested[2]	Vested	Unvested	Vested
Beginning balance	27	27	$88.64	$92.41
Awarded	14	3	135.72	136.10
Conversions to common stock	—	(21)	—	95.05
Forfeited	(1)	—	102.79	94.84
Vested	(16)	16	91.43	91.43
Ending balance[1]	24	25	$112.60	$94.25
Weighted average award date fair value
RSUs awarded in 2024				$85.46
RSUs awarded in 2023				$93.55
1.At December 31, 2025, the weighted average remaining term until delivery for the outstanding RSUs was approximately 1.1 years.
2.Unvested RSUs represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligible requirements.
Fair Value of RSU Activity1

$ in millions	2025	2024	2023
Conversions to common stock	$2,774	$2,065	$2,019
Vested	2,500	1,723	2,260
1. Fair value of converted stock is based on the share price at conversion. Fair value of vested stock is based on the share price at the date of vesting.
Performance-Based Stock Units
PSUs vest and convert to shares of common stock only if the Firm satisfies, over a three-year performance period, performance goals that are determined on the award date. The number of PSUs that may vest ranges from 0% to 150% of the target award, based on the Firm’s level of achievement of the specified performance goals. One-half of a PSU award is earned based on the Firm’s average return on tangible common equity (“MS Average ROTCE”) over the performance period. The other half of a PSU award is earned based on the MS Average ROTCE relative to the Return on
Tangible Common Equity of each member of the defined comparison group (“MS Relative ROTCE”). PSUs have vesting, conversion and cancellation provisions that are generally similar to those of RSUs. Dividend equivalents that accrue on these awards are paid in cash when the awards convert. At December 31, 2025, approximately 2.5 million PSUs at target were outstanding.
Fair Value of PSU Awards

	2025	2024	2023
Weighted average price on award date	$136.31	$83.86	$85.76
Deferred Cash-Based Compensation Plans
DCP generally provide a return to the plan participants based upon the performance of each participant’s referenced investments.
Deferred Cash-Based Compensation Expense

$ in millions	2025	2024	2023
Deferred cash-based awards	$950	$770	$693
Return on referenced investments	764	672	668
Total	$1,714	$1,442	$1,361
Retirement-eligible awards[1]	$401	$287	$259
1.Total expense includes deferred cash-based compensation anticipated to be awarded in January of the following year that does not contain a future service requirement.
Carried Interest Compensation
The Firm generally recognizes compensation expense for any portion of carried interest (both realized and unrealized) that is allocated to employees.
Carried Interest Compensation Expense

$ in millions	2025	2024	2023
Expense	$235	$114	$44
20. Employee Benefit Plans
Pension Plans
Net Periodic Benefit Expense (Income)

	Pension Plans
$ in millions	2025	2024	2023
Service cost, benefits earned during the period	$23	$20	$20
Interest cost on projected benefit obligation	145	137	140
Expected return on plan assets	(92)	(99)	(99)
Net amortization of prior service cost	1	1	1
Amortization of net (gains) losses	21	21	(9)
Plan settlements	1	—	2
Net periodic benefit expense	$99	$80	$55

Certain current and former U.S. employees of the Firm and its U.S. affiliates who were hired before July 1, 2007 are covered by the U.S. pension plan, a non-contributory defined benefit pension plan that is qualified under Section 401(a) of the

December 2025 Form 10-K	138

Notes to Consolidated Financial Statements
Internal Revenue Code (“U.S. Qualified Plan”). The U.S. Qualified Plan has ceased future benefit accruals.
The Firm also operates the Morgan Stanley Supplemental Executive Retirement and Excess Plan (“SEREP”). This is a non-contributory defined benefit plan that is not qualified under Section 401(a) of the Internal Revenue Code and has ceased accrual of future benefits.
Certain of the Firm’s non-U.S. subsidiaries also have defined benefit pension plans covering their eligible current and former employees.
The Firm’s pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans.
Rollforward of Pre-tax AOCI

	Pension Plans
$ in millions	2025	2024	2023
Beginning balance	$(812)	$(821)	$(716)
Net gain (loss)	10	(12)	(100)
Amortization of prior service cost	1	1	1
Amortization of net (gains) losses	21	21	(9)
Plan settlements, curtailments and amendments	1	(1)	3
Changes recognized in OCI	33	9	(105)
Ending balance	$(779)	$(812)	$(821)
The Firm generally amortizes into net periodic benefit expense (income) the unrecognized net gains and losses exceeding 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The U.S. pension plans amortize the unrecognized net gains and losses over the average life expectancy of participants. The remaining plans generally amortize the unrecognized net gains and losses and prior service cost over the average remaining service period of active participants.
Weighted Average Assumptions Used to Determine Net Periodic Benefit Expense (Income)

	Pension Plans
	2025	2024	2023
Discount rate	5.39%	4.75%	4.93%
Expected long-term rate of return on plan assets	4.27%	4.18%	3.54%
The accounting for pension plans involves certain assumptions and estimates. The expected long-term rate of return for the U.S. Qualified Plan was estimated by computing a weighted average of the underlying long-term expected returns based on the investment managers’ target allocations.
Benefit Obligation and Funded Status
Rollforward of the Projected Benefit Obligation and Fair Value of Plan Assets

	Pension Plans
$ in millions	2025	2024
Projected benefit obligation
Benefit obligation at beginning of year	$2,764	$2,975
Service cost	23	20
Interest cost	145	137
Actuarial (gain) loss[1]	23	(201)
Plan amendments	—	1
Plan settlements	(8)	(1)
Benefits paid	(152)	(149)
Other[2]	25	(18)
Projected benefit obligation at end of year	$2,820	$2,764
Fair value of plan assets
Fair value of plan assets at beginning of year	$2,186	$2,422
Actual return on plan assets	125	(114)
Employer contributions	183	38
Benefits paid	(152)	(149)
Plan settlements	(8)	(1)
Other[2]	27	(10)
Fair value of plan assets at end of year	$2,361	$2,186
Funded (unfunded) status	$(459)	$(578)
Amounts recognized in the balance sheet
Assets	$102	$71
Liabilities	(561)	(649)
Net amount recognized	$(459)	$(578)
1.Primarily reflects the impact of year-over-year discount rate fluctuations.
2.Primarily includes the impact of foreign currency exchange rate changes.
Accumulated Benefit Obligation

$ in millions	At December 31, 2025	At December 31, 2024
Pension plans	$2,789	$2,740
Pension Plans with Projected Benefit Obligations in Excess of the Fair Value of Plan Assets

$ in millions	At December 31, 2025	At December 31, 2024
Projected benefit obligation	$2,605	$2,616
Accumulated benefit obligation	2,576	2,594
Fair value of plan assets	2,044	1,967
The pension plans included in the table above may differ based on their funding status as of December 31 of each year.
Weighted Average Assumptions Used to Determine Projected Benefit Obligation

	Pension Plans
	At December 31, 2025	At December 31, 2024
Discount rate	5.32%	5.39%
The discount rates used to determine the benefit obligation were selected by the Firm, in consultation with its independent actuary. The U.S. pension plans use a pension discount yield curve based on the characteristics of the plans, each determined independently. The pension discount yield

139	December 2025 Form 10-K

Notes to Consolidated Financial Statements
curve represents spot discount yields based on duration implicit in a representative broad-based Aa-rated corporate bond universe of high-quality fixed income investments. For all non-U.S. pension plans, the assumed discount rates are based on the nature of liabilities, local economic environments and available bond indices.
Plan Assets
Fair Value of Plan Assets

	At December 31, 2025
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$7	$—	$—	$7
U.S. government and agency securities	1,846	152	—	1,998
Other investments	—	—	80	80
Other receivables[1]	—	3	—	3
Total	$1,853	$155	$80	$2,088
Assets Measured at NAV
Commingled trust funds:
Money market				30
Foreign funds:
Fixed income				29
Liquidity				16
Targeted cash flow				203
Total				$278
Liabilities
Other payables[1]	—	(5)	—	(5)
Total liabilities	$—	$(5)	$—	$(5)
Fair value of plan assets				$2,361

	At December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$7	$—	$—	$7
U.S. government and agency securities	1,638	213	—	1,851
Derivative contracts	—	1	—	1
Other investments	—	—	70	70
Other receivables[1]	—	10	—	10
Total	$1,645	$224	$70	$1,939
Assets Measured at NAV
Commingled trust funds:
Money market				27
Foreign funds:
Fixed income				25
Liquidity				13
Targeted cash flow				184
Total				$249
Liabilities
Other payables[1]	—	(2)	—	(2)
Total liabilities	$—	$(2)	$—	$(2)
Fair value of plan assets				$2,186
1.Other receivables and other payables are valued at their carrying value, which approximates fair value.
Rollforward of Level 3 Plan Assets

$ in millions	2025	2024
Balance at beginning of period	$70	$71
Realized and unrealized gains	2	2
Purchases, sales, settlements and exchange rate changes, net	8	(3)
Balance at end of period	$80	$70
There were no transfers between levels during 2025 and 2024.
The U.S. Qualified Plan assets represented 86% of the Firm’s total pension plan assets at both December 31, 2025 and December 31, 2024. The U.S. Qualified Plan uses a combination of active and risk-controlled fixed income investment strategies. The fixed income asset allocation consists primarily of fixed income securities and related derivative instruments designed to approximate the expected cash flows of the plan’s liabilities to help reduce plan exposure to interest rate variation and to better align assets with the obligation. The longer-duration fixed income allocation is expected to help protect the plan’s funded status and maintain the stability of plan contributions over the long run. The investment portfolio performance is assessed by comparing actual investment performance with changes in the estimated present value of the U.S. Qualified Plan’s benefit obligation.
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

December 2025 Form 10-K	140

Notes to Consolidated Financial Statements
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
Expected Contributions
The Firm’s policy is to fund at least the amount sufficient to meet minimum funding requirements under applicable employee benefit and tax laws. At December 31, 2025, the Firm expected to contribute approximately $88 million to its pension plans in 2026 based upon the plans’ current funded status and expected asset return assumptions for 2026.
Expected Future Benefit Payments

At December 31, 2025
$ in millions	Pension Plans
2026	$167
2027	174
2028	180
2029	185
2030	189
2031-2035	992
401(k) Plan

$ in millions	2025	2024	2023
Expense	$414	$400	$397
U.S. employees meeting certain eligibility requirements may participate in the Firm’s 401(k) plan.
Eligible employees receive discretionary 401(k) matching cash contributions as determined annually by the Firm. The Firm generally matched eligible employee contributions up to the IRS limit at 4%, or 5% up to a certain compensation level, in 2025 and 2024. Eligible employees with eligible pay less than or equal to $100,001 also received a fixed contribution equal to 2% of eligible pay. Contributions are invested among available funds according to each participant’s investment direction and are included in the Firm’s 401(k) expense.
Non-U.S. Defined Contribution Pension Plans

$ in millions	2025	2024	2023
Expense	$193	$181	$173
The Firm maintains separate defined contribution pension plans that cover eligible employees of certain non-U.S.
subsidiaries. Under such plans, contributions are generally determined based on a fixed rate of base salary with certain vesting requirements.
21. Income Taxes
Components of Provision for Income Taxes

$ in millions	2025	2024	2023
Current
U.S. federal	$2,232	$2,011	$1,190
State and local	601	660	542
Foreign	1,535	1,244	1,314
Total	$4,368	$3,915	$3,046

Deferred
U.S. federal	$394	$8	$(295)
State and local	91	(6)	(59)
Foreign	76	150	(109)
Total	$561	$152	$(463)
Provision for income taxes	$4,929	$4,067	$2,583

Reconciliation of U.S. Federal Statutory Income Tax to Effective Income Tax

	Year Ended December 31,
$ in millions	2025		2024		2023
	$	%	$	%	$	%
U.S. federal statutory tax	$4,610	21.0%	$3,695	21.0%	$2,481	21.0%
State and local taxes[1]	430	2.0	378	2.1	292	2.5
Foreign taxes
India
Capital gains tax	115	0.5	205	1.2	50	0.4
Other	14	0.1	15	0.1	11	0.1
Brazil
Capital gains tax	17	0.1	21	0.1	347	2.9
Other	22	0.1	15	0.1	15	0.1
Other jurisdictions	252	1.1	161	0.9	80	0.7
Changes in tax laws and rates	—	0.0	15	0.1	—	0.0
Cross-border taxes	12	0.1	30	0.2	47	0.4
U.S. tax credits
General business credits	(260)	(1.2)	(295)	(1.7)	(285)	(2.4)
Foreign tax credit	(28)	(0.1)	(50)	(0.3)	(375)	(3.2)
Changes in valuation allowances	9	0.0	14	0.1	(2)	0.0
Nontaxable or nondeductible items
Income/(loss) from affiliates	(413)	(1.9)	(368)	(2.1)	(241)	(2.0)
Employee share-based compensation	(167)	(0.8)	(71)	(0.4)	(138)	(1.2)
Other	30	0.1	36	0.2	79	0.7
Unrecognized tax benefits	99	0.5	77	0.4	66	0.6
Other
Proportional amortization	187	0.9	189	1.1	156	1.3
Effective tax	$4,929	22.5%	$4,067	23.1%	$2,583	21.9%
1.Amounts are net of U.S. federal income tax benefits. The tax effects in this category were primarily related to New York State and City in 2025, 2024 and 2023.

141	December 2025 Form 10-K

Notes to Consolidated Financial Statements
Income Taxes Paid, Net of Refunds

$ in millions	2025	2024	2023
U.S. federal	$1,501	$452	$408
State and local
New York State	*	111	*
New York City	*	126	*
Other	433	96	233
Foreign
U.K.	441	200	257
India	189	235	126
Brazil	*	99	382
Japan	*	*	179
Germany	*	*	153
Other	940	566	297
Total	$3,504	$1,885	$2,035
*The amount of incomes taxes paid during the year does not meet the 5% disaggregation threshold and has been included in the relevant Other category above.
Deferred Tax Assets and Liabilities

$ in millions	At Dec 31, 2025	At Dec 31, 2024
Gross deferred tax assets
Net operating loss and tax credit carryforwards	$265	$236
Employee compensation and benefit plans	2,597	2,565
Allowance for credit losses and other reserves	802	796
Valuation of net trading inventory, investments and receivables	1,668	1,808
Other	142	223
Total deferred tax assets	5,474	5,628
Less: Deferred tax assets valuation allowance	229	214
Deferred tax assets after valuation allowance	$5,245	$5,414
Gross deferred tax liabilities
Fixed assets	1,161	801
Intangibles and goodwill	1,844	1,931
Total deferred tax liabilities	$3,005	$2,732
Net deferred tax assets	$2,240	$2,682
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.
The Firm believes the recognized net deferred tax assets (after valuation allowance) at December 31, 2025 are more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates.
The earnings of certain foreign subsidiaries and affiliates are indefinitely reinvested due to regulatory and other capital requirements in foreign jurisdictions. As of December 31, 2025 and December 31, 2024, the unrecognized deferred tax liability attributable to indefinitely reinvested earnings is $490 million and $405 million, respectively.
Rollforward of Unrecognized Tax Benefits

$ in millions	2025	2024	2023
Balance at beginning of period	$1,305	$1,244	$1,129
Increases based on tax positions related to the current period	211	202	147
Increases based on tax positions related to prior periods	78	132	141
Decreases based on tax positions related to prior periods	(30)	(52)	(73)
Decreases related to settlements with taxing authorities	(2)	(174)	(79)
Decreases related to lapse of statute of limitations	(44)	(47)	(21)
Balance at end of period	$1,518	$1,305	$1,244
Net unrecognized tax benefits[1]	$1,347	$1,159	$1,090
1.Represent ending unrecognized tax benefits adjusted for the impact of the federal benefit of state issues, competent authority arrangements and foreign tax credit offsets. If recognized, these net benefits would favorably impact the effective tax rate in future periods.
Interest Expense (Benefit) and Penalties Associated with Unrecognized Tax Benefits, Net of Federal and State Income Tax Benefits

$ in millions	2025	2024	2023
Recognized in income statement	$109	$92	$65
Accrued at end of period	364	255	237
Interest and penalties related to unrecognized tax benefits are recognized as a component of the provision for income taxes.
Earliest Tax Year Subject to Examination in Major Jurisdictions

Jurisdiction	Tax Year
U.S.	2017
New York State and New York City	2010
U.K.	2014
Japan	2021
Hong Kong	2018
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

December 2025 Form 10-K	142

Notes to Consolidated Financial Statements
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
Selected Financial Information by Business Segment

	2025
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$7,619	$760	$—	$(180)	$8,199
Trading	17,721	855	(98)	78	18,556
Investments	562	130	659	—	1,351
Commissions and fees[1]	3,302	2,973	—	(339)	5,936
Asset management[1,2]	753	18,627	6,068	(303)	25,145
Other	918	498	12	(16)	1,412
Total non-interest revenues	30,875	23,843	6,641	(760)	60,599
Interest income	43,684	16,311	57	(989)	59,063
Interest expense	41,479	8,400	173	(1,035)	49,017
Net interest	2,205	7,911	(116)	46	10,046
Net revenues	$33,080	$31,754	$6,525	$(714)	$70,645
Provision for credit losses	$302	$47	$—	$—	$349
Compensation and benefits[3]	9,785	16,950	2,481	—	29,216
Non-compensation expenses[3]	11,756	5,464	2,566	(660)	19,126
Total non-interest expenses	$21,541	$22,414	$5,047	$(660)	$48,342
Income before provision for income taxes	$11,237	$9,293	$1,478	$(54)	$21,954
Provision for income taxes	2,430	2,163	349	(13)	4,929
Net income	8,807	7,130	1,129	(41)	17,025
Net income applicable to noncontrolling interests	157	—	7	—	164
Net income applicable to Morgan Stanley	$8,650	$7,130	$1,122	$(41)	$16,861
Pre-tax margin[4]	34%	29%	23%	N/M	31%

	2024
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$6,170	$653	$—	$(118)	$6,705
Trading	15,967	733	9	54	16,763
Investments	406	85	333	—	824
Commissions and fees[1]	2,905	2,478	—	(289)	5,094
Asset management[1,2]	646	16,501	5,627	(275)	22,499
Other	607	657	14	(13)	1,265
Total non-interest revenues	26,701	21,107	5,983	(641)	53,150
Interest income	39,332	16,247	112	(1,556)	54,135
Interest expense	37,953	8,934	234	(1,597)	45,524
Net interest	1,379	7,313	(122)	41	8,611
Net revenues	$28,080	$28,420	$5,861	$(600)	$61,761
Provision for credit losses	$202	$62	$—	$—	$264
Compensation and benefits[3]	8,669	15,207	2,302	—	26,178
Non-compensation expenses[3]	10,460	5,411	2,422	(570)	17,723
Total non-interest expenses	$19,129	$20,618	$4,724	$(570)	$43,901
Income before provision for income taxes	$8,749	$7,740	$1,137	$(30)	$17,596
Provision for income taxes	1,947	1,852	275	(7)	4,067
Net income	6,802	5,888	862	(23)	13,529
Net income applicable to noncontrolling interests	136	—	3	—	139
Net income applicable to Morgan Stanley	$6,666	$5,888	$859	$(23)	$13,390
Pre-tax margin[4]	31%	27%	19%	N/M	28%

143	December 2025 Form 10-K

Notes to Consolidated Financial Statements

	2023
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$4,578	$454	$—	$(84)	$4,948
Trading	14,468	823	(59)	31	15,263
Investments	177	62	334	—	573
Commissions and fees[1]	2,540	2,279	—	(282)	4,537
Asset management[1,2]	596	14,019	5,231	(229)	19,617
Other	480	513	(7)	(11)	975
Total non-interest revenues	22,839	18,150	5,499	(575)	45,913
Interest income	32,383	15,015	135	(1,684)	45,849
Interest expense	32,162	6,897	264	(1,704)	37,619
Net interest	221	8,118	(129)	20	8,230
Net revenues	$23,060	$26,268	$5,370	$(555)	$54,143
Provision for credit losses	$401	$131	$—	$—	$532
Compensation and benefits[3]	8,369	13,972	2,217	—	24,558
Non-compensation expenses[3]	9,814	5,635	2,311	(520)	17,240
Total non-interest expenses	$18,183	$19,607	$4,528	$(520)	$41,798
Income before provision for income taxes	$4,476	$6,530	$842	$(35)	$11,813
Provision for income taxes	884	1,508	199	(8)	2,583
Net income	3,592	5,022	643	(27)	9,230
Net income applicable to noncontrolling interests	139	—	4	—	143
Net income applicable to Morgan Stanley	$3,453	$5,022	$639	$(27)	$9,087
Pre-tax margin[4]	19%	25%	16%	N/M	22%
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
3.The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
4.Pre-tax margin represents income before provision for income taxes as a percentage of net revenues.
Detail of Investment Banking Revenues

$ in millions	2025	2024	2023
Institutional Securities—Advisory	$2,888	$2,378	$2,244
Institutional Securities—Underwriting	4,731	3,792	2,334
Firm Investment banking revenues from contracts with customers	84%	90%	91%
Trading Revenues by Product Type

$ in millions	2025	2024	2023
Interest rate	$4,358	$5,901	$4,646
Foreign exchange	1,698	1,170	1,054
Equity[1]	11,937	9,005	8,929
Commodity and other	1,967	2,003	1,624
Credit	(1,404)	(1,316)	(990)
Total	$18,556	$16,763	$15,263
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At December 31, 2025	At December 31, 2024
Net cumulative unrealized performance-based fees at risk of reversing	$926	$796
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

$ in millions	2025	2024	2023
Fee waivers	$117	$99	$93
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
Other Expenses—Transaction Taxes

$ in millions	2025	2024	2023
Transaction taxes	$1,289	$926	$866
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.

December 2025 Form 10-K	144

Notes to Consolidated Financial Statements
Net Revenues by Region

$ in millions	2025	2024	2023
Americas	$52,897	$46,929	$41,651
EMEA	8,328	7,197	6,058
Asia	9,420	7,635	6,434
Total	$70,645	$61,761	$54,143
Income before Provision for Income Taxes

$ in millions	2025	2024	2023
U.S.	$15,846	$12,526	$8,334
Non-U.S.[1]	6,108	5,070	3,479
Total	$21,954	$17,596	$11,813
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
Wealth Management: Americas, where representatives operate.
Investment Management: Client location, except certain closed-end funds, which are based on asset location.
Revenues Recognized from Prior Services

$ in millions	2025	2024	2023
Non-interest revenues	$2,303	$1,870	$1,778
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At December 31, 2025	At December 31, 2024
Customer and other receivables	$3,002	$2,628
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At December 31, 2025	At December 31, 2024
Institutional Securities	$969,553	$796,608
Wealth Management	433,017	400,848
Investment Management	17,700	17,615
Total[1]	$1,420,270	$1,215,071
1. Parent assets have been fully allocated to the business segments.
Total Assets by Region

$ in millions	At December 31, 2025	At December 31, 2024
Americas	994,553	$893,170
EMEA	228,870	179,187
Asia	196,847	142,714
Total	$1,420,270	$1,215,071
23. Parent Company
Parent Company Only—Condensed Income Statement and Comprehensive Income Statement

$ in millions	2025	2024	2023
Revenues
Dividends from bank subsidiaries	$3,886	$5,571	$5,770
Dividends from BHC and non-bank subsidiaries	4,325	5,229	6,812
Total dividends from subsidiaries	8,211	10,800	12,582
Trading	(151)	(827)	(775)
Other	(3)	36	(31)
Total non-interest revenues	8,057	10,009	11,776
Interest income	14,234	15,739	13,596
Interest expense	14,195	15,377	13,618
Net interest	39	362	(22)
Net revenues	8,096	10,371	11,754
Non-interest expenses	397	358	287
Income before income taxes	7,699	10,013	11,467
Provision for (benefit from) income taxes	(557)	(499)	(520)
Net income before undistributed gain of subsidiaries	8,256	10,512	11,987
Undistributed (loss) gain of subsidiaries	8,605	2,878	(2,900)
Net income	16,861	13,390	9,087
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	307	(324)	51
Change in net unrealized gains (losses) on available-for-sale securities	988	521	1,098
Pensions and other	25	12	(87)
Change in net debt valuation adjustment	(849)	(551)	(1,250)
Net change in cash flow hedges	58	(51)	20
Comprehensive income	$17,390	$12,997	$8,919
Net income	$16,861	$13,390	$9,087
Preferred stock dividends and other	612	590	557
Earnings applicable to Morgan Stanley common shareholders	$16,249	$12,800	$8,530

145	December 2025 Form 10-K

Notes to Consolidated Financial Statements
Parent Company Only—Condensed Balance Sheet

$ in millions, except share data	At December 31, 2025	At December 31, 2024
Assets
Cash and cash equivalents	$26,640	$19,343
Trading assets at fair value	4,333	3,944
Investment securities:
Available-for-sale at fair value (amortized cost of $22,299 and $22,557; $165 and $11,816 were pledged to various parties)	22,044	22,100
Held-to-maturity (fair value of $7,809 and $12,050; $971 and $1,715 were pledged to various parties)	8,541	13,160
Securities purchased under agreement to resell to affiliates	35,331	26,730
Advances to subsidiaries:
Bank and BHC	35,548	37,370
Non-bank	168,633	154,100
Equity investments in subsidiaries:
Bank and BHC	68,190	60,904
Non-bank	55,163	51,100
Other assets	2,536	1,886
Total assets	$426,959	$390,637
Liabilities
Trading liabilities at fair value	$2,011	$100
Securities sold under agreements to repurchase from affiliates	1,373	13,764
Payables to and advances from subsidiaries	108,245	87,124
Other liabilities and accrued expenses	3,260	3,011
Borrowings (includes $13,019 and $12,814 at fair value)	200,438	182,127
Total liabilities	315,327	286,126
Commitments and contingent liabilities (see Note 14)
Equity
Preferred stock	9,750	9,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,582,834,137 and 1,606,653,706	20	20
Additional paid-in capital	31,153	30,179
Retained earnings	115,091	104,989
Employee stock trusts	5,154	5,103
Accumulated other comprehensive income (loss)	(6,285)	(6,814)
Common stock held in treasury at cost, $0.01 par value (456,059,842 and 432,240,273 shares)	(38,097)	(33,613)
Common stock issued to employee stock trusts	(5,154)	(5,103)
Total shareholders’ equity	111,632	104,511
Total liabilities and equity	$426,959	$390,637
Parent Company Only—Condensed Cash Flow Statement

$ in millions	2025	2024	2023
Net cash provided by (used for) operating activities	$18,578	$10,688	$24,914
Cash flows from investing activities
Proceeds from (payments for):
AFS securities:
Purchases	(8,542)	(7,806)	(9,362)
Proceeds from sales	550	—	300
Proceeds from paydowns and maturities	8,249	7,444	5,479
HTM securities:
Purchases	—	(1,729)	—
Proceeds from paydowns and maturities	4,674	4,402	4,003
Securities purchased under agreements to resell with affiliates	(8,601)	(2,037)	(1,706)
Securities sold under agreements to repurchase with affiliates	(12,391)	(6,529)	(8,389)
Advances to and investments in subsidiaries	(13,906)	(15,191)	(10,097)
Net cash provided by (used for) investing activities	(29,967)	(21,446)	(19,772)
Cash flows from financing activities
Proceeds from:
Issuance of preferred stock, net of issuance costs	—	995	—
Issuance of Borrowings	31,699	33,385	23,783
Payments for:
Borrowings	(22,224)	(24,500)	(22,554)
Repurchases of common stock and employee tax withholdings	(5,835)	(4,161)	(6,178)
Cash dividends	(6,593)	(6,138)	(5,763)
Net change in advances from subsidiaries	21,032	13,839	(3,029)
Net cash provided by (used for) financing activities	18,079	13,420	(13,741)
Effect of exchange rate changes on cash and cash equivalents	607	(200)	147
Net increase (decrease) in cash and cash equivalents	7,297	2,462	(8,452)
Cash and cash equivalents, at beginning of period	19,343	16,881	25,333
Cash and cash equivalents, at end of period	$26,640	$19,343	$16,881
Cash and cash equivalents:
Cash and due from banks	$108	$66	$107
Deposits with bank subsidiaries	26,532	19,277	16,774
Cash and cash equivalents, at end of period	$26,640	$19,343	$16,881
Restricted cash	$2,066	$1,086	$1,086
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$15,736	$15,971	$14,437
Income taxes, net of refunds[1]	1,931	798	599
1.Represents total payments, net of refunds, made to various tax authorities and includes taxes paid on behalf of certain subsidiaries that are subsequently settled between the Parent Company and these subsidiaries. The settlements received from subsidiaries were $2.4 billion, $1.6 billion and $1.6 billion for 2025, 2024 and 2023, respectively.

For information on the Parent Company’s preferred stock, see Note 17.

December 2025 Form 10-K	146

Notes to Consolidated Financial Statements
Parent Company’s Borrowings with Original Maturities Greater than One Year

$ in millions	At December 31, 2025	At December 31, 2024
Senior	$188,255	$168,413
Subordinated	12,182	13,713
Total	$200,437	$182,126
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
Guarantees of Debt Instruments and Warrants Issued by Subsidiaries

$ in millions	At December 31, 2025	At December 31, 2024
Aggregate balance	$92,330	$70,662
Guarantees under Subsidiary Lease Obligations

$ in millions	At December 31, 2025	At December 31, 2024
Aggregate balance[1]	$660	$628
1.Amounts primarily relate to the U.K.
Finance Subsidiary
The Parent Company fully and unconditionally guarantees the securities issued by Morgan Stanley Finance LLC, a wholly owned finance subsidiary. No other subsidiary of the Parent Company guarantees these securities.
Resolution and Recovery Planning
As indicated in the Firm’s 2025 resolution plan submitted to the Federal Reserve and the FDIC, the Parent Company has entered into an amended and restated support agreement with its material entities (including its wholly owned, direct subsidiary Morgan Stanley Holdings LLC (the “Funding IHC”)) and certain other subsidiaries. Under the amended and restated secured support agreement, in the event of a resolution scenario, the Parent Company would be obligated to contribute all of its contributable assets to its supported entities and/or the Funding IHC. The Funding IHC would be obligated to provide capital and liquidity, as applicable, to its supported entities. The obligations of the Parent Company and the Funding IHC under the amended and restated support agreement are in most cases secured on a senior basis by the assets of the Parent Company (other than shares in subsidiaries of the Parent Company and certain other assets) and the assets of the Funding IHC.

147	December 2025 Form 10-K

Financial Data Supplement (Unaudited)
Average Balances and Interest Rates and Net Interest Income

	2025			2024
$ in millions	Average Daily Balance	Interest	Average Rate	Average Daily Balance	Interest	Average Rate
Interest earning assets
Cash and cash equivalents:
U.S.	$54,637	$1,732	3.2%	$47,751	$2,004	4.2%
Non-U.S.	45,666	834	1.8%	43,406	1,064	2.5%
Investment securities[2]	162,840	5,328	3.3%	156,920	5,161	3.3%
Loans[2]	257,513	13,995	5.4%	226,454	13,771	6.1%
Securities purchased under agreements to resell[3]:
U.S.	72,438	9,919	13.7%	65,222	7,332	11.2%
Non-U.S.	41,126	4,629	11.3%	47,735	5,084	10.7%
Securities borrowed[4]:
U.S.	120,273	6,396	5.3%	110,024	4,985	4.5%
Non-U.S.	18,854	227	1.2%	18,224	406	2.2%
Trading assets, net of Trading liabilities:
U.S.	114,215	5,259	4.6%	106,063	5,016	4.7%
Non-U.S.	24,088	983	4.1%	14,385	908	6.3%
Customer receivables and Other:
U.S.	66,830	7,630	11.4%	52,510	6,223	11.9%
Non-U.S.	18,891	2,131	11.3%	15,889	2,181	13.7%
Total	$997,371	$59,063	5.9%	$904,583	$54,135	6.0%
Interest bearing liabilities
Deposits[2]	$384,412	$10,626	2.8%	$350,487	$10,368	3.0%
Borrowings[2,5]	307,055	12,556	4.1%	265,473	13,242	5.0%
Securities sold under agreements to repurchase[6,8]:
U.S.	20,260	7,784	38.4%	18,442	5,336	28.9%
Non-U.S.	50,834	5,090	10.0%	52,135	5,451	10.5%
Securities loaned[7,8]:
U.S.	9,844	2,152	21.9%	9,499	108	1.1%
Non-U.S.	7,025	924	13.2%	6,853	928	13.5%
Customer payables and Other:
U.S.	133,680	6,801	5.1%	128,853	6,478	5.0%
Non-U.S.	65,411	3,084	4.7%	61,237	3,613	5.9%
Total	$978,521	$49,017	5.0%	$892,979	$45,524	5.1%
Net interest income and net interest rate spread		$10,046	0.9%		$8,611	0.9%

Effect of Volume and Rate Changes on Net Interest Income

	2025 versus 2024
	Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Cash and cash equivalents:
U.S.	$289	$(561)	$(272)
Non-U.S.	55	(285)	(230)
Investment securities[2]	195	(28)	167
Loans[2]	1,889	(1,665)	224
Securities purchased under agreements to resell[3]:
U.S.	811	1,776	2,587
Non-U.S.	(704)	249	(455)
Securities borrowed[4]:
U.S.	464	947	1,411
Non-U.S.	14	(193)	(179)
Trading assets, net of Trading liabilities:
U.S.	386	(143)	243
Non-U.S.	612	(537)	75
Customer receivables and Other:
U.S.	1,697	(290)	1,407
Non-U.S.	412	(462)	(50)
Change in interest income	$6,120	$(1,192)	$4,928
Interest bearing liabilities
Deposits[2]	$1,004	$(746)	$258
Borrowings[2,5]	2,074	(2,760)	(686)
Securities sold under agreements to repurchase[6,8]:
U.S.	526	1,922	2,448
Non-U.S.	(136)	(225)	(361)
Securities loaned[7,8]:
U.S.	4	2,040	2,044
Non-U.S.	23	(27)	(4)
Customer payables and Other:
U.S.	243	80	323
Non-U.S.	246	(775)	(529)
Change in interest expense	$3,984	$(491)	$3,493
Change in net interest income	$2,136	$(701)	$1,435

December 2025 Form 10-K	148

Financial Data Supplement (Unaudited)
Average Balances and Interest Rates and Net Interest Income

	2023
$ in millions	Average Daily Balance	Interest	Average Rate
Interest earning assets
Cash and cash equivalents[1]:
U.S.	$56,920	$2,386	4.2%
Non-U.S.	48,373	1,022	2.1%
Investment securities[2]	153,307	3,992	2.6%
Loans[2]	215,628	12,424	5.8%
Securities purchased under agreements to resell[3]:
U.S.	47,604	4,714	9.9%
Non-U.S.	61,766	3,048	4.9%
Securities borrowed[4]:
U.S.	115,279	4,794	4.2%
Non-U.S.	18,514	397	2.1%
Trading assets, net of Trading liabilities:
U.S.	93,409	3,792	4.1%
Non-U.S.	12,788	696	5.4%
Customer receivables and Other[1]:
U.S.	45,815	6,314	13.8%
Non-U.S.	14,485	2,270	15.7%
Total	$883,888	$45,849	5.2%
Interest bearing liabilities
Deposits[2]	$342,583	$8,216	2.4%
Borrowings[2,5]	238,164	11,437	4.8%
Securities sold under agreements to repurchase[6,8]:
U.S.	22,718	3,591	15.8%
Non-U.S.	46,392	3,146	6.8%
Securities loaned[7]:
U.S.	4,244	67	1.6%
Non-U.S.	9,470	717	7.6%
Customer payables and Other:
U.S.	133,069	6,954	5.2%
Non-U.S.	63,916	3,491	5.5%
Total	$860,556	$37,619	4.4%
Net interest income and net interest rate spread		$8,230	0.8%
Effect of Volume and Rate Changes on Net Interest Income

	2024 versus 2023
	Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Cash and cash equivalents[1]:
U.S.	$(384)	$2	$(382)
Non-U.S.	(105)	147	42
Investment securities[2]	94	1,075	1,169
Loans[2]	624	723	1,347
Securities purchased under agreements to resell[3]:
U.S.	1,745	873	2,618
Non-U.S.	(692)	2,728	2,036
Securities borrowed[4]:
U.S.	(219)	410	191
Non-U.S.	(6)	15	9
Trading assets, net of Trading liabilities:
U.S.	514	710	1,224
Non-U.S.	87	125	212
Customer receivables and Other[1]:
U.S.	923	(1,014)	(91)
Non-U.S.	220	(309)	(89)
Change in interest income	$2,801	$5,485	$8,286
Interest bearing liabilities
Deposits[2]	$190	$1,962	$2,152
Borrowings[2,5]	1,311	494	1,805
Securities sold under agreements to repurchase[6,8]:
U.S.	(676)	2,421	1,745
Non-U.S.	389	1,916	2,305
Securities loaned[7]:
U.S.	83	(42)	41
Non-U.S.	(198)	409	211
Customer payables and Other:
U.S.	(220)	(256)	(476)
Non-U.S.	(146)	268	122
Change in interest expense	$733	$7,172	$7,905
Change in net interest income	$2,068	$(1,687)	$381
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

149	December 2025 Form 10-K

Financial Data Supplement (Unaudited)
Deposits

	Average Daily Deposits
	2025		2024		2023
$ in millions	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Deposits[1]:
Savings and demand	$296,827	2.2%	$280,926	2.5%	$286,513	2.0%
Time	87,584	4.6%	69,561	4.8%	56,070	4.3%
Total	$384,411	2.8%	$350,487	3.0%	$342,583	2.4%
1.The Firm’s deposits were primarily held in U.S. offices.

December 2025 Form 10-K	150

Glossary of Common Terms and Acronyms

ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CEO	Chief Executive Officer
CET1	Common Equity Tier 1
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRE	Commercial real estate
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
CVA	Credit valuation adjustment
DCP	Employee deferred cash-based compensation plans linked to investment performance
DCP investments	Investments associated with certain DCP
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
ELN	Equity-linked note(s)
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
E.U.	European Union
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICC	Fixed Income Clearing Corporation
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVA	Funding valuation adjustment
FVO	Fair value option
G-SIB	Global systemically important bank
HELOC	Home Equity Line of Credit
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IHC	Intermediate holding company
IM	Investment Management

Income statement	Consolidated income statement
IRS	Internal Revenue Service
IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles in the U.S.
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OIS	Overnight index swap
OTC	Over-the-counter
PRA	Prudential Regulation Authority
PSU	Performance-based stock unit
RMBS	Residential mortgage-backed securities
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. Bank Subsidiaries	MSBNA and MSPBNA
U.S. GAAP	Accounting principles generally accepted in the U.S.
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

151	December 2025 Form 10-K

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
Management assessed the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Firm maintained effective internal control over financial reporting as of December 31, 2025.
The Firm’s independent registered public accounting firm has audited and issued a report on the Firm’s internal control over financial reporting, which appears below.

December 2025 Form 10-K	152

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Morgan Stanley:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Morgan Stanley and subsidiaries (the “Firm”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements of the Firm as of and for the year ended December 31, 2025 and our report dated February 19, 2026 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
February 19, 2026

153	December 2025 Form 10-K

Changes in Internal Control Over Financial Reporting
No change in the Firm’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
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
Mine Safety Disclosures
Not applicable.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Morgan Stanley’s common stock trades under the symbol “MS” on the New York Stock Exchange. As of January 30, 2026, the Firm had 42,220 holders of record; however, the Firm believes the number of beneficial owners of the Firm’s common stock exceeds this number.
The table below sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the fourth quarter of the year ended December 31, 2025.
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Shares Purchased as Part of Share Repurchase Program[3,4]	Dollar Value of Remaining Authorized Repurchase
October	2,132,433	$162.41	2,115,400	$18,572
November	3,648,051	$163.81	3,624,300	$17,978
December	3,327,625	$175.96	3,199,009	$17,415
Three Months Ended December 31, 2025	9,108,109	$167.92	8,938,709
1.Includes 169,400 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended December 31, 2025.
2.Excludes excise tax of $15 million levied on share repurchases, net of issuances, payable in April 2026.
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

December 2025 Form 10-K	154

Stock Performance Graph
The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of the Firm’s common stock, the S&P 500 Stock Index and the S&P 500 Financials Sector Index for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2020 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Firm’s common stock.
Cumulative Total Return
December 31, 2020 – December 31, 2025

	At December 31,
	2020	2021	2022	2023	2024	2025
Morgan Stanley	$100.00	$146.61	$131.36	$149.63	$209.06	$303.51
S&P 500 Stock Index	100.00	128.68	105.35	133.02	166.27	195.96
S&P 500 Financials Sector Index	100.00	134.87	120.61	135.21	176.45	202.86
Directors, Executive Officers and Corporate Governance
Information relating to the Firm’s directors and nominees in the Firm’s definitive proxy statement for its 2026 annual meeting of shareholders (“Morgan Stanley’s proxy statement”) is incorporated by reference herein.
Information relating to the Firm’s executive officers is contained in the “Business” section of this report under “Information about Our Executive Officers.”
Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Controller. You can find the Code of Ethics and Business Conduct on the webpage, www.morganstanley.com/content/dam/msdotcom/en/about-us-governance/pdf/MS_Code_of_Ethics_and_Business_Conduct_2025.pdf. The Firm will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the U.S. Securities and Exchange Commission or the New York Stock Exchange LLC, on the webpage.
Information regarding Morgan Stanley’s Global Policy for Transactions in Morgan Stanley Securities (“Policy for Transactions in Firm Securities”) in Morgan Stanley’s proxy statement is incorporated by reference herein. The Firm believes that the Policy for Transactions in Firm Securities is reasonably designed to promote compliance with insider trading laws, rules and regulations. The full text of the Policy for Transactions in Firm Securities is filed hereto as Exhibit 19.
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

155	December 2025 Form 10-K

	At December 31, 2025
	(a)	(b)	(c)
plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	53,389,903	$—	135,952,970	[2]
Equity compensation plans not approved by security holders	—	—	—
Total	53,389,903	$—	135,952,970
1.Includes outstanding restricted stock unit and performance stock unit awards. The number of outstanding performance stock unit awards is based on the target number of units granted to senior executives.
2.Includes the following:
(a)30,194,803 shares available under the Qualified Employee Stock Purchase Plan and 4,951,118 shares available under the Nonqualified Employee Stock Purchase Plan. Pursuant to these plans, eligible employees are permitted to purchase shares of common stock at a discount to market price through regular payroll deduction.
(b)100,141,626 shares available under the Equity Incentive Compensation Plan. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), performance-based units, other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the CMDS Committee.
(c)665,423 shares available under the Directors’ Equity Capital Accumulation Plan. This plan provides for periodic awards of stock units to non-employee directors and also allows non-employee directors to defer the cash fees they earn for services as a director in the form of stock units.
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

December 2025 Form 10-K	156

Exhibit No.	Description
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

157	December 2025 Form 10-K

Exhibit No.	Description
4.19	Depositary Receipt for Depositary Shares, representing 4.875% Non-Cumulative Preferred Stock, Series L (included in Exhibit 4.18 hereto).
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

10.3†
Morgan Stanley 401(k) Plan, amended and restated as of January 1, 2018 (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2018), as amended by Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2019), Amendment (Exhibit 10.6 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2020), Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2021), Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2022), Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2023) and Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2024).

10.4†*	Amendment to Morgan Stanley 401(k) Plan, dated December 9, 2025.
10.5†
Tax Deferred Equity Participation Plan as amended and restated as of November 26, 2007, terminated effective March 31, 2025 (Exhibit 10.9 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).

10.6†	Directors’ Equity Capital Accumulation Plan as amended and restated as of November 1, 2024 (Exhibit 10.6 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2024).
10.7†
Employees’ Equity Accumulation Plan as amended and restated as of November 26, 2007, terminated effective March 31, 2025 (Exhibit 10.12 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).

10.8†	Employee Stock Purchase Plan as amended and restated as of August 1, 2022 (Exhibit 10.8 to Morgan Stanley's annual report on Form 10-K for the year ended December 31, 2022).

December 2025 Form 10-K	158

Exhibit No.	Description
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

10.13†	Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s current report on Form 8-K dated November 22, 2005).
10.14†	Morgan Stanley Equity Incentive Compensation Plan, as amended and restated as of March 31, 2025 (Exhibit 10.1 to Morgan Stanley's current report on Form 8-K dated May 15, 2025).
10.15†	Morgan Stanley Compensation Incentive Plan, as amended and restated as of December 16, 2024 (Exhibit 10.17 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2024).
10.16†
Morgan Stanley Schedule of Non-Employee Directors Annual Compensation, effective as of November 1, 2024 (Exhibit 10.18 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2024).

10.17†	Description of Executive Health Coverage (Exhibit 10.19 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2024).
10.18†	Form of Award Certificate for Discretionary Retention Awards of Stock Units (Exhibit 10.20 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2023).
10.19†
Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan (Exhibit 10.21 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2023).

10.20†	Form of Award Certificate for Performance Stock Unit Awards (Exhibit 10.22 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2024).
10.21†	Form of Aircraft Time-Sharing Agreement (Exhibit 10.1 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended September 30, 2020).

Exhibit No.	Description
19	Global Policy for Transactions in Morgan Stanley Securities (Exhibit 19 to Morgan Stanley's annual report on Form 10-K for the year ended December 31, 2024).
21*	Subsidiaries of Morgan Stanley.
22*	Guarantor and Subsidiary Issuer of Registered Guaranteed Securities.
23.1*	Consent of Deloitte & Touche LLP.
24	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
97	Morgan Stanley Compensation Recoupment Policy (Exhibit 97 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2023).
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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
Form 10-K Summary
None.

159	December 2025 Form 10-K

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2026.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of February, 2026.

Signature	Title
/s/ EDWARD PICK	Chairman of the Board and Chief Executive Officer
(Edward Pick)	(Principal Executive Officer)

/s/ SHARON YESHAYA	Executive Vice President and Chief Financial Officer
(Sharon Yeshaya)	(Principal Financial Officer)

/s/ VICTORIA WORSTER	Chief Accounting Officer and Controller
(Victoria Worster)	(Principal Accounting Officer)

/s/ MEGAN BUTLER	Director
(Megan Butler)

/s/ THOMAS H. GLOCER	Director
(Thomas H. Glocer)

/s/ LYNN J. GOOD	Director
(Lynn J. Good)

Signature	Title

/s/ ROBERT H. HERZ	Director
(Robert H. Herz)

/s/ ERIKA H. JAMES	Director
(Erika H. James)

/s/ HIRONORI KAMEZAWA	Director
(Hironori Kamezawa)

/s/ SHELLEY B. LEIBOWITZ	Director
(Shelley B. Leibowitz)

/s/ JAMI MISCIK	Director
(Jami Miscik)

/s/ MASATO MIYACHI	Director
(Masato Miyachi)

/s/ DENNIS M. NALLY	Director
(Dennis M. Nally)

/s/ DOUGLAS L. PETERSON	Director
(Douglas L. Peterson)

/s/ MARY L. SCHAPIRO	Director
(Mary L. Schapiro)

/s/ PERRY M. TRAQUINA	Director
(Perry M. Traquina)

/s/ RAYFORD WILKINS, JR.	Director
(Rayford Wilkins, Jr.)

December 2025 Form 10-K	160