Form 10-Q
period 2026-03-31
MORGAN STANLEY
filed 2026-05-05
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of April 30, 2026, there were 1,577,284,817 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2026

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
The results of operations in the past have been, and in the future may continue to be, materially affected by: competition; legislative, legal and regulatory developments; market and economic conditions; and other risk factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements”, “Business—Competition”, “Business—Supervision and Regulation” and “Risk Factors” in the 2025 Form 10-K and “Liquidity and Capital Resources—Regulatory Requirements” herein.

4	March 2026 Form 10-Q

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended March 31, 2026
•The Firm reported net revenues and pre-tax income of $20.6 billion and $7.0 billion, respectively.
•The Firm delivered ROE of 21.0% and ROTCE of 27.1% (see “Selected Non-GAAP Financial Information” herein).
•The expense efficiency ratio was 65% for the first quarter, demonstrating operating leverage while continuing to invest in our businesses.
•At March 31, 2026, the Firm’s Standardized Common Equity Tier 1 capital ratio was 15.1%.
•Institutional Securities reported net revenues of $10.7 billion, primarily reflecting strong results in our Markets business and higher Investment Banking revenues driven by Advisory.
•Wealth Management delivered net revenues of $8.5 billion and a pre-tax margin of 30.4% reflecting strong Asset management revenues, increased net interest income, and higher Transactional revenues. The business added net new assets of $118 billion and fee-based asset flows were $54 billion.
•Investment Management reported net revenues of $1.5 billion, primarily driven by asset management fees on higher average AUM. The quarter included positive long-term net flows of $3.3 billion.
During the first quarter of 2026, certain Investment Management products were reclassified among asset classes to more closely align reporting with underlying investment strategies. For further information see “Business Segments—Investment Management—Assets Under Management or Supervision Rollforwards” herein.
Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share
We reported net revenues of $20.6 billion in the quarter ended March 31, 2026 (“current quarter,” or “1Q 2026”), which increased by 16% compared with $17.7 billion in the quarter ended March 31, 2025 (“prior year quarter,” or “1Q 2025”). Net income applicable to Morgan Stanley was $5.6 billion in the current quarter, which increased by 29% compared with $4.3 billion in the prior year quarter. Diluted earnings per common share was $3.43 in the current quarter, which increased by 32% compared with $2.60 in the prior year quarter.

March 2026 Form 10-Q	5

Management’s Discussion and Analysis
Non-Interest Expenses
($ in millions)
•Compensation and benefits expenses of $8,542 million in the current quarter increased 14% from the prior year quarter, primarily due to an increase in the formulaic payout to Wealth Management advisors and higher discretionary incentive compensation within Institutional Securities, both on higher revenues.
During the current quarter, as a result of a March workforce management action, we recognized severance costs of $178 million in Compensation and benefits expense. The workforce management action was related to an effort to improve operational efficiency and manage performance, rather than a change in strategy or exit of businesses. The action occurred across our business segments and geographic regions and impacted approximately 2% of our global workforce at that time. We recorded severance costs of $94 million in the Institutional Securities business segment, $61 million in the Wealth Management business segment, and $23 million in the Investment Management business segment. These costs were incurred across all regions, with the majority in the Americas.
•Non-compensation expenses of $4,929 million in the current quarter increased 9% from the prior year quarter, primarily due to higher execution-related expenses.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $98 million in the current quarter was primarily related to certain commercial real estate loans and increased macroeconomic uncertainty. The Provision for credit losses on loans and lending commitments in the prior year quarter was $135 million, primarily related to portfolio growth in secured lending facilities and corporate loans, provisions for certain specific loans, including residential real estate loans related to the California wildfires, and deterioration in the macroeconomic outlook.
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
•Institutional Securities net revenues of $10,721 million in the current quarter increased 19% from the prior year quarter, primarily reflecting strong results in our Markets business on increased client activity and higher Investment Banking results on higher completed M&A transactions within Advisory.
•Wealth Management net revenues of $8,519 million in the current quarter increased 16% from the prior year quarter, primarily reflecting higher Asset management revenues on higher market levels and the cumulative impact of positive fee-based flows, increased Net interest income and higher Transactional revenues on strong client activity.
•Investment Management net revenues of $1,535 million in the current quarter decreased 4% from the prior year quarter, primarily reflecting lower accrued carried interest in our private funds, partially offset by higher Asset management and related fees driven by higher average

6	March 2026 Form 10-Q

Management’s Discussion and Analysis
AUM on higher market levels and the cumulative impact of positive long-term net flows.
Net Revenues by Region1
($ in millions)
1.For a discussion of how the geographic breakdown of net revenues is determined, see Note 22 to the financial statements in the 2025 Form 10-K.
•Americas net revenues increased 11% in the current quarter compared with the prior year quarter, driven by higher Asset management revenues within the Wealth Management business segment and higher Investment Banking and Fixed Income results within the Institutional Securities business segment.
•EMEA net revenues increased 15% in the current quarter compared with the prior year quarter, primarily driven by higher results in our Markets business within the Institutional Securities business segment.
•Asia net revenues increased 43% in the current quarter compared with the prior year quarter, primarily driven by strong results in Equity within the Institutional Securities business segment.
Selected Financial Information and Other Statistical Data

	Three Months Ended March 31,
$ in millions, except per share data	2026	2025
Consolidated results
Net revenues	$20,580	$17,739
Earnings applicable to Morgan Stanley common shareholders	$5,411	$4,157
Earnings per diluted common share	$3.43	$2.60
Consolidated financial measures
Expense efficiency ratio[1]	65%	68%
ROE[2]	21.0%	17.4%
ROTCE[2,3]	27.1%	23.0%
Pre-tax margin[4]	34%	31%
Effective tax rate	19.6%	21.2%
Pre-tax margin by segment[4]
Institutional Securities	39%	37%
Wealth Management	30%	27%
Investment Management	18%	20%

$ in millions, except per share data, worldwide employees and client assets	At March 31, 2026	At December 31, 2025
Average liquidity resources for three months ended[5]	$395,141	$385,884
Loans[6]	$306,260	$289,038
Total assets	$1,581,418	$1,420,270
Deposits	$427,971	$415,523
Borrowings	$371,568	$348,935
Common equity	$104,536	$101,882
Tangible common equity[3]	$81,473	$79,147
Common shares outstanding	1,580	1,583
Book value per common share[7]	$66.18	$64.37
Tangible book value per common share[3,7]	$51.58	$50.00
Worldwide employees (in thousands)	84	83
Client assets[8] (in billions)	$9,213	$9,276
Capital Ratios[9]
Common Equity Tier 1 capital—Standardized	15.1%	15.0%
Tier 1 capital—Standardized	16.9%	16.8%
Common Equity Tier 1 capital—Advanced	16.1%	16.2%
Tier 1 capital—Advanced	18.0%	18.0%
Tier 1 leverage	6.1%	6.7%
SLR	5.0%	5.4%
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
8.Client assets represents the sum of Wealth Management client assets and Investment Management AUM. Certain Wealth Management client assets, totaling $350 billion as of March 31, 2026 and December 31, 2025, are invested in Investment Management products and are therefore also included in Investment Management’s AUM.
9.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

March 2026 Form 10-Q	7

Management’s Discussion and Analysis
Economic and Market Conditions
In the first quarter of 2026, the economic environment remained resilient, with strong client engagement against a backdrop of increased economic uncertainty and market volatility. Geopolitical risk, inflation, elevated asset prices, the rate of economic growth, and the future path of monetary policy present ongoing uncertainties which could continue to impact the capital markets and our businesses.
We are monitoring the ongoing military conflict in the Middle East and its impact on the regional economy, global economic conditions, and financial markets. Our direct exposure to the region is limited.
For more information on economic and market conditions, and the potential effects of geopolitical events on our future results, refer to “Risk Factors” and “Forward-Looking Statements” in the 2025 Form 10-K.
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
For the prior year quarter, we present certain non-GAAP financial measures that exclude the impact of mark-to-market gains and losses on DCP investments from net revenues and compensation expenses. The impact of DCP is primarily reflected in our Wealth Management business segment results. These measures allow for better comparability of period-to-period underlying operating performance and revenue trends, especially in our Wealth Management business segment. By excluding the impact of these items, we are better able to describe the business drivers and resulting impact to net revenues and corresponding change to the associated compensation expenses for the prior year quarter.
Beginning in the first quarter of 2026, derivatives were designated as cash flow hedges of the equity price risk associated with the majority of unvested DCP awards within our Wealth Management business segment. Changes in fair value of these cash flow hedging derivatives are recorded in OCI and subsequently reclassified into compensation expense in the same period that the related DCP award vests and is recognized in compensation expense.
Additionally, in the first quarter of 2026, we commenced the use of derivatives as economic hedges of the equity price risk primarily associated with the vested DCP awards within our Wealth Management business segment. The Firm presents changes in the fair value of these economic derivative hedges in compensation expense.
Previously, the Firm economically hedged DCP awards primarily with cash instrument hedges whereby changes in the fair value of such hedges, net of financing costs, were recorded in net revenues.
The use of derivatives as cash flow hedges of certain DCP awards is expected to substantially mitigate timing differences between the recognition of changes in the fair value of the hedging instruments and the deferred recognition of related DCP compensation expense over the vesting period. The expected mitigation of these timing differences, alongside the associated income statement changes described above, enables us to better present the operating performance and revenues trends. Accordingly, we will no longer present non-GAAP financial measures excluding DCP.
For additional information on DCP, refer to “Other Matters” herein and Note 2 to the financial statements.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.

8	March 2026 Form 10-Q

Management’s Discussion and Analysis
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

$ in millions	Three Months Ended March 31, 2025
Net revenues	$17,739
Adjustment for mark-to-market losses (gains) on DCP[1]	149
Adjusted Net revenues—non-GAAP	$17,888
Compensation expense	$7,521
Adjustment for mark-to-market gains (losses) on DCP[1]	2
Adjusted Compensation expense—non-GAAP	$7,523
Wealth Management Net revenues	$7,327
Adjustment for mark-to-market losses (gains) on DCP[1]	131
Adjusted Wealth Management Net revenues—non-GAAP	$7,458
Wealth Management Compensation expense	$3,999
Adjustment for mark-to-market gains (losses) on DCP[1]	17
Adjusted Wealth Management Compensation expense—non-GAAP	$4,016
1.Net revenues and compensation expense are adjusted for DCP for both Firm and Wealth Management business segment. Beginning in the first quarter of 2026 we use derivatives to hedge our DCP awards and no longer present non-GAAP financial measures adjusted for mark-to-market gains and losses on DCP. See “Other Matters” herein and Note 2 to the financial statements for more information.

$ in millions	At March 31, 2026	At December 31, 2025
Tangible equity
Common equity	$104,536	$101,882
Less: Goodwill and net intangible assets	(23,063)	(22,735)
Tangible common equity—non-GAAP	$81,473	$79,147

	Average Monthly Balance
	Three Months Ended March 31,
$ in millions	2026	2025
Tangible equity
Common equity	$102,907	$95,488
Less: Goodwill and net intangible assets	(23,011)	(23,083)
Tangible common equity—non-GAAP	$79,896	$72,405
Non-GAAP Financial Measures by Business Segment

	Three Months Ended March 31,
$ in billions	2026	2025
Average common equity[1]
Institutional Securities	$48.2	$48.4
Wealth Management	28.7	29.4
Investment Management	10.2	10.6
ROE[2]
Institutional Securities	26%	20%
Wealth Management	28%	20%
Investment Management	9%	10%
Average tangible common equity[1]
Institutional Securities	$47.7	$48.0
Wealth Management	15.4	16.3
Investment Management	0.8	1.0
ROTCE[2]
Institutional Securities	27%	20%
Wealth Management	52%	37%
Investment Management	126%	104%
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
See “Risk Factors” and “Forward-Looking Statements” in the 2025 Form 10-K for further information on market and economic conditions and their potential effects on our future operating results.
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
For an overview of the components of our business segments, net revenues, provision for credit losses, compensation expense and income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments” in the 2025 Form 10-K.

March 2026 Form 10-Q	9

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

	Three Months Ended March 31,		% Change
$ in millions	2026	2025
Revenues
Advisory	$978	$563	74%
Equity	396	319	24%
Fixed Income	742	677	10%
Total Underwriting	1,138	996	14%
Total Investment Banking	2,116	1,559	36%
Equity	5,148	4,128	25%
Fixed Income	3,358	2,604	29%
Other	99	692	(86)%
Net revenues	$10,721	$8,983	19%
Provision for credit losses	92	91	1%
Compensation and benefits	3,264	2,854	14%
Non-compensation expenses	3,204	2,757	16%
Total non-interest expenses	6,468	5,611	15%
Income before provision for income taxes	4,161	3,281	27%
Provision for income taxes	796	696	14%
Net income	3,365	2,585	30%
Net income applicable to noncontrolling interests	71	56	27%
Net income applicable to Morgan Stanley	$3,294	$2,529	30%

Investment Banking
Investment Banking Volumes

	Three Months Ended March 31,
$ in billions	2026	2025
Completed mergers and acquisitions[1]	$324	$152
Equity and equity-related offerings[2,3]	16	15
Fixed Income offerings[2,4]	142	102
Source: LSEG Data & Risk Analytics as of April 1, 2026. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Net revenues of $2,116 million in the current quarter increased 36% from the prior year quarter, reflecting increases across businesses, particularly in Advisory revenues.
•Advisory revenues increased primarily reflecting higher completed M&A transactions, particularly in the Americas.
•Equity underwriting revenues increased primarily reflecting higher initial public offerings and convertible issuances.
•Fixed Income underwriting revenues increased primarily reflecting higher investment grade issuances, which benefited from higher event-related activity, and higher securitized products revenues, partially offset by lower non‑investment grade issuances.
See “Investment Banking Volumes” herein.
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended March 31, 2026
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$3,129	$172	$(669)	$1	$2,633
Execution services	1,718	927	(164)	34	2,515
Total Equity	$4,847	$1,099	$(833)	$35	$5,148
Total Fixed Income	$2,801	$141	$315	$101	$3,358

	Three Months Ended March 31, 2025
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$2,267	$156	$(596)	$1	$1,828
Execution services	1,469	798	(98)	131	2,300
Total Equity	$3,736	$954	$(694)	$132	$4,128
Total Fixed Income	$2,407	$107	$19	$71	$2,604
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $5,148 million in the current quarter increased 25% from the prior year quarter, reflecting an increase in Financing and Execution services.
•Financing revenues increased primarily due to increased client activity and higher average client balances, particularly in Asia.
•Execution services revenues increased primarily due to increased client activity, partially offset by lower gains on inventory held to facilitate client activity, both in derivatives and cash equities.
Fixed Income
Net revenues of $3,358 million in the current quarter increased 29% from the prior year quarter, reflecting an increase in Commodities and Credit products, partially offset by a decrease in Global macro products.
•Global macro products revenues decreased primarily due to losses compared with gains in the prior year quarter on inventory held to facilitate client activity, partially offset by increased client activity, both in rates and foreign exchange products.

10	March 2026 Form 10-Q

Management’s Discussion and Analysis
•Credit products revenues increased primarily due to higher results in inventory held to facilitate client activity and increased client activity across products, particularly on higher lending revenues in securitized products.
•Commodities products and other fixed income revenues increased primarily due to higher gains on inventory held to facilitate client activity and increased client activity in oil, power and gas products amid volatility in energy markets.
Other Net Revenues
Other net revenues were $99 million in the current quarter, compared with $692 million in the prior year quarter, primarily driven by the absence of realized gains on the sale of corporate loans held-for-sale in the prior year quarter.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $92 million in the current quarter was primarily related to certain commercial real estate loans and increased macroeconomic uncertainty. The Provision for credit losses on loans and lending commitments of $91 million in the prior year quarter was primarily related to portfolio growth in secured lending facilities and corporate loans and deterioration in the macroeconomic outlook.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-Interest Expenses
Non-interest expenses of $6,468 million in the current quarter increased 15% from the prior year quarter, reflecting higher Non‑compensation expenses and Compensation and benefits expenses.
•Compensation and benefits expenses increased primarily due to higher discretionary incentive compensation on higher revenues and higher stock-based compensation expense related to awards granted in prior periods.
•Non-compensation expenses increased primarily due to higher execution‑related expenses.

March 2026 Form 10-Q	11

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended March 31,		% Change
$ in millions	2026	2025
Revenues
Asset management	$5,079	$4,396	16%
Transactional[1]	1,127	873	29%
Net interest	2,170	1,902	14%
Other[2]	143	156	(8)%
Net revenues	8,519	7,327	16%
Provision for credit losses	6	44	(86)%
Compensation and benefits	4,648	3,999	16%
Non-compensation expenses	1,274	1,333	(4)%
Total non-interest expenses	5,922	5,332	11%
Income before provision for income taxes	2,591	1,951	33%
Provision for income taxes	544	419	30%
Net income applicable to Morgan Stanley	$2,047	$1,532	34%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues.
2.Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At March 31, 2026	At December 31, 2025
Total client assets[1]	$7,345	$7,381
U.S. Bank Subsidiary loans	$186	$181
Margin and other lending[2]	$33	$31
Deposits[3]	$419	$408
Annualized weighted average cost of deposits[4]
Period end	2.51%	2.51%
Period average for three months ended	2.53%	2.67%

	Three Months Ended March 31,
	2026	2025
Net new assets	$118.4	$93.8
1.Client assets represent those for which Wealth Management is providing services including financial advisor-led brokerage, investment advisory, custody, cash management, and administrative services; self-directed brokerage services; financial and wealth planning services; workplace services, including stock plan administration of vested public company securities and retirement plan services. As part of the Integrated Firm, Wealth Management may provide these services to clients who also use the services of one or more other business segments. See “Advisor-Led Channel” and “Self-Directed Channel” herein for additional information.
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
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products. Amounts include the effect of related hedging derivatives. The period end cost of deposits is based upon balances and rates as of March 31, 2026 and December 31, 2025. The period average is based on daily balances and rates for the period.

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
Advisor-Led Channel

$ in billions	At March 31, 2026	At December 31, 2025
Advisor-led client assets[1]	$5,784	$5,715
Fee-based client assets[2]	$2,792	$2,753
Fee-based client assets as a percentage of advisor-led client assets	48%	48%

	Three Months Ended March 31,
	2026	2025
Fee-based asset flows[3]	$53.7	$29.8
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
Self-Directed Channel

	At March 31, 2026	At December 31, 2025
Self-directed client assets[1] (in billions)	$1,561	$1,667
Self-directed households[2] (in millions)	8.6	8.5

	Three Months Ended March 31,
	2026	2025
Daily average revenue trades (“DARTs”)[3] (in thousands)	1,128	1,003
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.

12	March 2026 Form 10-Q

Management’s Discussion and Analysis
Workplace Channel1

	At March 31, 2026	At December 31, 2025
Stock plan unvested public assets[2] (in billions)	$475	$534
Stock plan participants[3] (in millions)	6.6	6.5
1.The workplace channel includes equity compensation solutions for companies, their executives and employees.
2.Stock plan unvested assets are not included in client assets and represent the market value of public company securities at the end of the period, and excludes private company securities.
3.Stock plan participants represent total accounts with vested and/or unvested stock plan assets in the workplace channel. Individuals with accounts in multiple plans are counted as participants in each plan.
Net Revenues
Asset Management
Asset management revenues of $5,079 million in the current quarter increased 16% compared with the prior year quarter, primarily reflecting higher fee-based assets due to higher market levels and the cumulative impact of positive fee-based flows.
See “Fee-Based Client Assets Rollforwards” herein.
Transactional Revenues
Transactional revenues of $1,127 million in the current quarter increased 29% compared with the prior year quarter, primarily driven by the absence of losses on DCP investments in the prior year quarter of $131 million, which are no longer presented in net revenues, and higher client activity across products and channels.
For further information on the impact of DCP and our use of derivatives as hedges of certain DCP awards beginning in the current quarter, see “Selected Non-GAAP Financial Information” herein.
Net Interest
Net interest revenues of $2,170 million in the current quarter increased 14% compared with the prior year quarter, primarily due to changes in balance sheet mix, including the cumulative impact of lending growth and higher average sweep deposits, partially offset by the net effect of lower interest rates.
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
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $6 million in the current quarter was primarily related to certain specific loans in our tailored lending portfolio. The Provision for credit losses on loans and lending commitments of $44 million in the prior year quarter was primarily related to certain specific loans, including residential real estate loans related to the California wildfires.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-Interest Expenses
Non-interest expenses of $5,922 million in the current quarter increased 11% compared with the prior year quarter, primarily as a result of higher Compensation and benefits expenses.
•Compensation and benefits expenses increased, primarily as a result of an increase in the formulaic payout to Wealth Management representatives driven by higher compensable revenues.
For information on the impact of DCP and our use of derivatives as hedges of certain DCP awards beginning in the current quarter, see “Selected Non-GAAP Financial Information” herein.
•Non-compensation expenses decreased, primarily as a result of lower amortization of intangible assets and lower consulting spend, partially offset by higher marketing and business development costs.

Fee-Based Client Assets Rollforwards

$ in billions	At December 31, 2025	Inflows[1]	Outflows[2]	Market Impact[3]	At March 31, 2026
Separately managed[4]	$833	$37	$(16)	$19	$873
Unified managed	760	47	(22)	(18)	767
Advisor	229	13	(13)	(5)	224
Portfolio manager	861	51	(43)	(17)	852
Subtotal	$2,683	$148	$(94)	$(21)	$2,716
Cash management	70	17	(11)	—	76
Total	$2,753	$165	$(105)	$(21)	$2,792

$ in billions	At December 31, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	At March 31, 2025
Separately managed[4]	$719	$20	$(12)	$(5)	$722
Unified managed	613	35	(18)	(7)	623
Advisor	207	9	(11)	(4)	201
Portfolio manager	750	33	(27)	(13)	743
Subtotal	$2,289	$97	$(68)	$(29)	$2,289
Cash management	58	11	(9)	—	60
Total	$2,347	$108	$(77)	$(29)	$2,349
1.Inflows include new accounts, account transfers, deposits, dividends and interest.
2.Outflows include closed or terminated accounts, account transfers, withdrawals and client fees.
3.Market impact includes realized and unrealized gains and losses on portfolio investments.
4.Includes non-custody account values based on asset values reported on a quarter lag by third-party custodians.

March 2026 Form 10-Q	13

Management’s Discussion and Analysis
Average Fee Rates1

	Three Months Ended March 31,
Fee rate in bps	2026	2025
Separately managed	12	12
Unified managed	89	90
Advisor	76	79
Portfolio manager	87	88
Subtotal	63	64
Cash management	6	7
Total	62	63
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
For a description of fee-based client assets in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2025 Form 10-K.

14	March 2026 Form 10-Q

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended March 31,		% Change
$ in millions	2026	2025
Revenues
Asset management and related fees	$1,496	$1,451	3%
Performance-based income and other[1]	39	151	(74)%
Net revenues	1,535	1,602	(4)%
Compensation and benefits	630	668	(6)%
Non-compensation expenses	625	611	2%
Total non-interest expenses	1,255	1,279	(2)%
Income before provision for income taxes	280	323	(13)%
Provision for income taxes	38	61	(38)%
Net income	242	262	(8)%
Net income (loss) applicable to noncontrolling interests	—	—	N/M
Net income applicable to Morgan Stanley	$242	$262	(8)%
1.Includes Investments and Trading, Net interest, and Other revenues.
Net Revenues
Asset Management and Related Fees
Asset management and related fees of $1,496 million in the current quarter increased 3% from the prior year quarter, primarily driven by higher average AUM on higher market levels and the cumulative impact of positive long-term net flows, partially offset by lower average fee rates, reflecting a change in asset mix.
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
See “Assets Under Management or Supervision” herein.

Performance-based Income and Other
Performance-based income and other revenues of $39 million in the current quarter decreased from the prior year quarter, primarily due to the reversal of accrued carried interest in infrastructure funds, partially offset by higher accrued carried interest in certain private equity and real estate funds.

Non-Interest Expenses
Non-interest expenses of $1,255 million in the current quarter decreased 2% from the prior year quarter, primarily due to lower Compensation and benefit expenses, partially offset by higher Non-compensation expenses.
•Compensation and benefits expenses decreased in the current quarter, primarily due to lower expenses related to compensation associated with carried interest.
•Non-compensation expenses increased in the current quarter, primarily due to increased technology spend and higher distribution expenses on higher average AUM.

March 2026 Form 10-Q	15

Management’s Discussion and Analysis
Assets Under Management or Supervision Rollforwards1

$ in billions	At December 31, 2025	Inflows[2]	Outflows[3]	Net Flows	Distributions[4]	Market Impact and Other[5]	At March 31, 2026
Equity	$253	$8	$(20)	$(12)	$—	$(20)	$221
Fixed Income	217	23	(19)	4	(1)	(1)	219
Alternatives and Solutions[6]	776	42	(31)	11	(2)	(15)	770
Long-Term AUM	$1,246	$73	$(70)	$3	$(3)	$(36)	$1,210
Liquidity and Overlay Services	649	748	(739)	8	(3)	3	658
Total	$1,895	$821	$(809)	$12	$(6)	$(33)	$1,868

$ in billions	At December 31, 2024	Inflows[2]	Outflows[3]	Net Flows	Distributions[4]	Market Impact and Other[5]	At March 31, 2025
Equity	$259	$12	$(16)	$(4)	$—	$(5)	$250
Fixed Income	179	16	(12)	4	(1)	4	186
Alternatives and Solutions[6]	654	35	(26)	9	(2)	(11)	650
Long-Term AUM	$1,092	$63	$(54)	$9	$(3)	$(12)	1,086
Liquidity and Overlay Services	574	693	(709)	(15)	(4)	7	561
Total	$1,666	$756	$(763)	$(7)	$(7)	$(5)	$1,647
1.During the first quarter of 2026, certain products were reclassified among asset classes to more closely align reporting with underlying investment strategies, primarily reflecting a reclassification of certain tax-managed solutions from Equity to Alternatives and Solutions. These changes had no impact on total AUM. Prior period amounts have been adjusted to conform with the current period presentation.
2.Inflows represent investments or commitments from new and existing clients in new or existing investment products, including client reinvestments. Inflows exclude the gross impact of exchanges, whereby a client changes positions within the same asset class.
3.Outflows represent redemptions from clients’ funds and exclude the gross impact of exchanges, whereby a client changes positions within the same asset class.
4.Distributions represent returns of capital or returns on investments. Amounts for prior periods have been reclassified from ‘Other’ to conform with the current period presentation.
5.Market Impact and Other includes realized and unrealized gains and losses on portfolio investments and the impact of foreign currency changes for non-U.S. dollar denominated funds, and excludes any funds where market impact does not impact management fees.
6.As of March 31, 2026 and March 31, 2025, Alternatives and Solutions includes Parametric Long-Term period-end AUM of $524 billion and $424 billion, respectively. Parametric Long-Term products generally have lower average fee rates than other Alternatives and Solutions products.
Average AUM1

	Three Months Ended March 31,
$ in billions	2026	2025
Equity	$242	$260
Fixed income	220	183
Alternatives and Solutions	783	660
Long-term AUM subtotal	1,245	1,103
Liquidity and Overlay Services	659	566
Total	$1,904	$1,669

Average Fee Rates1,2

	Three Months Ended March 31,
Fee rate in bps	2026	2025
Equity	70	73
Fixed income	34	35
Alternatives and Solutions	29	31
Long-term AUM	38	42
Liquidity and Overlay Services	12	13
Investment Management	29	32
1.As a result of the reclassification described above in the “Assets Under Management or Supervision Rollforwards” table, prior period amounts have been adjusted to conform with the current period presentation.
2.Based on Asset management revenues, net of waivers, excluding performance-based fees and other non-management fees. For certain non-U.S. funds, it includes the portion of advisory fees that the advisor collects on behalf of third-party distributors. The payment of those fees to the distributor is included in Non-compensation expenses in the income statement.
For a description of the asset classes in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision Rollforwards” in the 2025 Form 10-K.

16	March 2026 Form 10-Q

Management’s Discussion and Analysis
Supplemental Financial Information
U.S. Bank Subsidiaries
Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) are our U.S. Bank Subsidiaries, (together, “U.S. Bank Subsidiaries”).
MSBNA is a national bank that primarily offers institutional lending and institutional sales and trading, including fixed income and equity derivatives. The institutional lending primarily includes Secured lending facilities, Commercial and Residential real estate and Corporate loans, and together with the institutional sales and trading activity is reported within the Institutional Securities business segment.
MSPBNA is a national bank that primarily offers residential mortgage lending, securities-based and other financing, primarily to customers and clients of our Wealth Management business segment.
Both MSBNA and MSPBNA source deposits from Wealth Management clients, utilize other sources of funding, and maintain investment portfolios for liquidity and interest rate risk management purposes.
Consistent with the Firm’s strategic objective of ongoing growth of eligible assets at MSBNA, on February 14, 2026, the Fixed Income business of Morgan Stanley Capital Services LLC (“MSCS”) was merged into MSBNA, and on March 14, 2026, Morgan Stanley Europe SE (“MSESE”), together with its subsidiary Morgan Stanley Bank AG (collectively, the “MSESE Group”) was acquired by MSBNA (collectively the “Reorganization”). In the following table, U.S. Bank Subsidiaries’ Supplemental Financial Information are presented as if the Reorganization occurred at the beginning of 2025. Prior period amounts have been revised to conform with the current period presentation.
For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein. For a further discussion about loans and lending commitments, see Notes 9 and 13 to the financial statements.
U.S. Bank Subsidiaries’ Consolidated Supplemental Financial Information1

$ in billions	At March 31, 2026	At December 31, 2025
Trading assets at fair value ($23.3 and $37.8 pledged as collateral)	$77.4	$91.7
Investment securities
Available-for-sale at fair value	86.2	88.4
Held-to-maturity	43.2	44.2
Total Investment securities	$129.4	$132.6
Wealth Management loans[2]
Residential real estate	$73.4	$72.3
Securities-based lending and Other[3]	112.9	108.9
Total Wealth Management loans	$186.3	$181.2
Institutional Securities loans[2]
Corporate	$16.4	$8.9
Secured lending facilities	69.2	67.2
Commercial and Residential real estate	12.2	11.2
Securities-based lending and Other	9.6	9.9
Total Institutional Securities loans	$107.4	$97.2
Total assets	$591.7	$598.7
Deposits[4]	$420.1	$408.7
Trading liabilities at fair value	$29.6	$31.7
1.Financial information is presented on a consolidated basis, inclusive of MSBNA, MSPBNA and their subsidiaries. Amounts exclude transactions between the bank subsidiaries, as well as deposits from the Parent Company and affiliates.
2.Represents loans, net of ACL. For a further discussion of loans in the Wealth Management and Institutional Securities business segments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein.
3.Other loans primarily include tailored lending. For a further discussion of Other loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein.
4.For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Balance Sheet—Unsecured Financing” herein.

March 2026 Form 10-Q	17

Management’s Discussion and Analysis
Other Matters
Deferred Cash-Based Compensation
The Firm sponsors a number of deferred cash-based compensation programs and stock-based compensation programs for current and former employees, including financial advisors in the Wealth Management business segment, which generally contain vesting, clawback and cancellation provisions. Deferred compensation for financial advisors in the Wealth Management business segment is generally composed of 75% cash-based awards and 25% stock-based awards. The following discussion relates only to deferred cash-based compensation.
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
Beginning in the current quarter, hedges for Wealth Management DCP awards were primarily transitioned to derivative instruments. Additionally, in the current quarter, the Firm reduced the amount of deferred compensation as a proportion of total compensation for Wealth Management representatives. For further information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” in the 2025 Form 10-K and “Selected Non-GAAP Financial Information” and Note 2 to the financial statements herein.

18	March 2026 Form 10-Q

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
Critical Accounting Estimates
Our financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions (see Note 1 to the financial statements). We believe that of our significant accounting policies (see Note 2 to the financial statements in the 2025 Form 10-K and Note 2 to the financial statements), the fair value of financial instruments, goodwill and intangible assets, legal and regulatory contingencies (see Note 14 to the financial statements in the 2025 Form 10-K and Note 13 to the financial statements) and income taxes policies involve a higher degree of judgment and complexity. For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the 2025 Form 10-K.
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

March 2026 Form 10-Q	19

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
Total Assets by Business Segment

	At March 31, 2026
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$120,384	$13,082	$63	$133,529
Trading assets at fair value	512,777	7,898	5,536	526,211
Investment securities[1]	121,147	39,216	—	160,363
Securities purchased under agreements to resell	114,763	14,117	—	128,880
Securities borrowed	153,734	836	—	154,570
Customer and other receivables	87,890	43,196	1,513	132,599
Loans[2]	107,633	186,278	3	293,914
Goodwill	435	10,581	6,089	17,105
Intangible assets	20	2,587	3,353	5,960
Other assets[3]	16,414	10,606	1,267	28,287
Total assets	$1,235,197	$328,397	$17,824	$1,581,418

	At December 31, 2025
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$81,228	$30,426	$41	$111,695
Trading assets at fair value	410,573	12,428	5,275	428,276
Investment securities	34,111	129,445	—	163,556
Securities purchased under agreements to resell	106,728	13,515	—	120,243
Securities borrowed	150,902	1,006	—	151,908
Customer and other receivables	71,645	41,447	1,628	114,720
Loans[2]	96,850	181,241	3	278,094
Goodwill	437	10,199	6,090	16,726
Intangible assets	21	2,607	3,382	6,010
Other assets[3]	17,058	10,703	1,281	29,042
Total assets	$969,553	$433,017	$17,700	$1,420,270
1.In connection with MSBNA’s acquisition of MSESE and the merging of the Fixed Income business of MSCS into MSBNA, the Firm updated its segment balance sheet allocation methodology in the first quarter of 2026. As a result of this update, certain liquid marketable securities and cash which were previously included in the Wealth Management balance sheet are included within the Institutional Securities balance sheet beginning in the current quarter to align with liquidity resources with segment activities.
2.Amounts include loans held for investment, net of ACL, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheet (see Note 9 to the financial statements).
3.Other assets primarily includes premises, equipment and software, ROU assets related to leases, other investments and deferred tax assets.
A substantial portion of total assets consists of cash and cash equivalents, liquid marketable securities and short-term receivables. In the Institutional Securities business segment, these arise from market-making, financing and prime brokerage activities, and in the Wealth Management business segment, these arise from banking activities. Liquid marketable securities arising from management of the investment portfolio are included in the balance sheets of the Institutional Securities and Wealth Management business segments. For further information, refer to Note 19 to the financial statements.
Liquidity Risk Management Framework
The core components of our Liquidity Risk Management Framework are the Required Liquidity Framework, Liquidity Stress Tests and Liquidity Resources, which support our target liquidity profile. For a further discussion about the Firm’s Required Liquidity Framework and Liquidity Stress Tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework” in the 2025 Form 10-K.
At March 31, 2026 and December 31, 2025, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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

20	March 2026 Form 10-Q

Management’s Discussion and Analysis
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2026	December 31, 2025
Cash deposits with central banks	$77,223	$67,334
Unencumbered HQLA securities[1]:
U.S. government obligations	191,101	186,200
U.S. agency and agency mortgage-backed securities	85,992	89,737
Non-U.S. sovereign obligations[2]	32,521	34,790
Other investment grade securities	460	358
Total HQLA[1]	$387,297	$378,419
Cash deposits with banks (non-HQLA)	7,844	7,465
Total Liquidity Resources	$395,141	$385,884
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered French, U.K., Japanese, German, Italian, and Spanish government obligations.
Liquidity Resources by Non-Bank and Bank Legal Entities1

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2026	December 31, 2025
Non-Bank legal entities
U.S.:
Parent Company	$91,904	$91,181
Non-Parent Company	58,460	58,795
Total U.S.	150,364	149,976
Non-U.S.	64,124	77,770
Total Non-Bank legal entities	214,488	227,746
Bank legal entities
U.S.	158,442	150,428
Non-U.S.	22,211	7,710
Total Bank legal entities	180,653	158,138
Total Liquidity Resources	$395,141	$385,884
1.Liquidity Resources are presented as historically reported and have not been retrospectively adjusted to reflect the merger of the MSCS fixed income business into MSBNA and MSBNA’s acquisition of MSESE in the first quarter of 2026, as the Firm assesses these measures based on the legal-entity structures in effect during the applicable period.
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
As of March 31, 2026, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2026	December 31, 2025
Eligible HQLA
Cash deposits with central banks	$71,216	$62,425
Securities[1]	231,217	232,693
Total Eligible HQLA	$302,433	$295,118
Net cash outflows	$232,364	$219,706
LCR	130%	134%
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
Secured Financing
For a discussion of our secured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Secured Financing” in the 2025 Form 10-K.

March 2026 Form 10-Q	21

Management’s Discussion and Analysis
Collateralized Financing Transactions

$ in millions	At March 31, 2026	At December 31, 2025
Securities purchased under agreements to resell and Securities borrowed	$283,450	$272,151
Securities sold under agreements to repurchase and Securities loaned	$139,420	$95,849
Securities received as collateral[1]	$2,488	$2,449
1.Included within Trading assets in the balance sheet.

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2026	December 31, 2025
Securities purchased under agreements to resell and Securities borrowed	$285,578	$255,202
Securities sold under agreements to repurchase and Securities loaned	$156,923	$90,397
See “Total Assets by Business Segment” herein for additional information on the assets shown in the previous table and Note 2 to the financial statements in the 2025 Form 10-K and Note 8 to the financial statements for additional information on collateralized financing transactions.
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
Unsecured Financing
For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in the 2025 Form 10-K.
Deposits

$ in millions	At March 31, 2026	At December 31, 2025
Savings and demand deposits:
Brokerage sweep deposits[1]	$146,459	$145,237
Savings and other	172,386	170,646
Total Savings and demand deposits	318,845	315,883
Time deposits[2]	109,126	99,640
Total[3]	$427,971	$415,523
1.Amounts represent balances swept from client brokerage accounts.
2.Our Time deposits are predominantly brokered certificates of deposit.
3.Our deposits are primarily held in U.S. offices.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics relative to other sources of funding. Each category of deposits presented above has a different cost profile and clients may respond differently to changes in interest rates and other macroeconomic conditions. Total deposits in the current quarter increased primarily due to increases in Time deposits.
Borrowings by Maturity at March 31, 20261

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$8,558	$8,558
Original maturities greater than one year
2026	$8,037	$10,360	$18,397
2027	18,744	19,094	37,838
2028	15,986	28,234	44,220
2029	24,789	14,934	39,723
2030	19,138	17,171	36,309
Thereafter	128,600	57,923	186,523
Total greater than one year	$215,294	$147,716	$363,010
Total	$215,294	$156,274	$371,568
Maturities over next 12 months[2]			$27,384
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $372 billion as of March 31, 2026 increased compared with $349 billion at December 31, 2025, primarily due to non-bank issuances net of maturities and redemptions.
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
Credit Ratings
We rely on external sources to finance a significant portion of our daily operations. Our credit ratings are one of the factors in the cost and availability of financing and can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as certain OTC derivative transactions. When determining credit ratings, rating agencies consider both company-specific and industry-wide factors. See also “Risk Factors—Liquidity Risk” in the 2025 Form 10-K.

22	March 2026 Form 10-Q

Management’s Discussion and Analysis
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at April 30, 2026

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	AA (low)	Stable
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	A1	Stable
Rating and Investment Information, Inc.	a-1	A+	Stable
S&P Global Ratings	A-2	A-	Stable

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1+	AA-	Stable
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1+	AA-	Stable
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable
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
Common Stock Repurchases

	Three Months Ended March 31,
in millions, except for per share data	2026	2025
Number of shares	10	8
Average price per share	$169.15	$125.88
Total	$1,750	$1,000
For additional information on our common stock repurchases, see Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	April 15, 2026
Amount per share	$1.00
Date to be paid	May 15, 2026
Shareholders of record as of	April 30, 2026
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
We utilize SPEs primarily in connection with securitization activities. For information on our securitization activities, see Note 15 to the financial statements in the 2025 Form 10-K.
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

March 2026 Form 10-Q	23

Management’s Discussion and Analysis
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
Regulatory Capital Requirements
We are required to maintain minimum risk-based and leverage-based capital and TLAC ratios. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Capital Requirements” in the 2025 Form 10-K. For additional information on TLAC, see “Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” herein.
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus our capital conservation buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios.
Capital Buffer Requirements

	At March 31, 2026 and December 31, 2025
	Standardized	Advanced
Capital buffers
Fixed 2.5% buffer	—%	2.5%
SCB[1]	4.3%	N/A
G-SIB capital surcharge[2]	3.0%	3.0%
CCyB[3]	—%	—%
Capital conservation buffer requirement	7.3%	5.5%
1.For additional information on the SCB, see “Capital Plans, Stress Tests and the Stress Capital Buffer” herein and in the 2025 Form 10-K.
2.For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in the 2025 Form 10-K.
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

	Regulatory Minimum	At March 31, 2026 and December 31, 2025
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	11.8%	10.0%
Tier 1 capital ratio	6.0%	13.3%	11.5%
Total capital ratio	8.0%	15.3%	13.5%
1.Required ratios represent the regulatory minimum plus the capital conservation buffer requirement.
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At March 31, 2026 and December 31, 2025, the differences between the actual and required ratios were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced supplementary leverage ratio (“eSLR”) capital buffer of at least 0.5%. As of January 1, 2026, the Firm and its U.S. Bank Subsidiaries elected to early adopt the final rulemaking on changes to the enhanced eSLR by the U.S. banking agencies. Under the final rule, the eSLR buffer applicable to U.S. G-SIBs equals 50% of each BHC’s Method 1 G-SIB capital surcharge, which equates to 0.5% for the Firm, applied above the 3.0% minimum SLR requirement. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Developments and Other Matters—Final Rulemaking on Changes to the Enhanced Supplementary Leverage Ratio” in the 2025 Form 10-K.

24	March 2026 Form 10-Q

Management’s Discussion and Analysis
Regulatory Capital Ratios
Risk-based capital

	Standardized		Advanced
$ in millions	At Mar 31, 2026	At Dec 31, 2025	At Mar 31, 2026	At Dec 31, 2025
Risk-based capital
CET1 capital	$84,546	$83,153	$84,546	$83,153
Tier 1 capital	94,235	92,728	94,235	92,728
Total capital	106,481	103,449	105,849	102,680
Total RWA	559,080	552,515	524,244	514,158
Risk-based capital ratios
CET1 capital	15.1%	15.0%	16.1%	16.2%
Tier 1 capital	16.9%	16.8%	18.0%	18.0%
Total capital	19.0%	18.7%	20.2%	20.0%
Required ratios[1]
CET1 capital	11.8%	11.8%	10.0%	10.0%
Tier 1 capital	13.3%	13.3%	11.5%	11.5%
Total capital	15.3%	15.3%	13.5%	13.5%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At March 31, 2026	At December 31, 2025
Leveraged-based capital
Adjusted average assets[1]	$1,535,246	$1,383,314
Supplementary leverage exposure[2]	1,876,478	1,717,775
Leveraged-based capital ratios
Tier 1 leverage	6.1%	6.7%
SLR	5.0%	5.4%
Required ratios[3]
Tier 1 leverage	4.0%	4.0%
SLR	3.5%	5.0%
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
3.Required ratios are inclusive of any buffers applicable as of the date presented.

Regulatory Capital

$ in millions	At March 31, 2026	At December 31, 2025	Change
CET1 capital
Common shareholders' equity	$104,536	$101,882	$2,654
Regulatory adjustments and deductions:
Net goodwill	(16,737)	(16,373)	(364)
Net intangible assets	(4,608)	(4,663)	55
Other adjustments and deductions[1]	1,355	2,307	(952)
Total CET1 capital	$84,546	$83,153	$1,393
Additional Tier 1 capital
Preferred stock	$9,750	$9,750	$—
Noncontrolling interests	909	823	86
Additional Tier 1 capital	$10,659	$10,573	$86
Deduction for investments in covered funds	(970)	(998)	28
Total Tier 1 capital	$94,235	$92,728	$1,507
Standardized Tier 2 capital
Subordinated debt	$9,816	$8,380	$1,436
Eligible ACL	2,448	2,411	37
Other adjustments and deductions	(18)	(70)	52
Total Standardized Tier 2 capital	$12,246	$10,721	$1,525
Total Standardized capital	$106,481	$103,449	$3,032
Advanced Tier 2 capital
Subordinated debt	$9,816	$8,380	$1,436
Eligible credit reserves	1,816	1,642	174
Other adjustments and deductions	(18)	(70)	52
Total Advanced Tier 2 capital	$11,614	$9,952	$1,662
Total Advanced capital	$105,849	$102,680	$3,169
1.Other adjustments and deductions used in the calculation of CET1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, non-cash after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

March 2026 Form 10-Q	25

Management’s Discussion and Analysis
RWA Rollforward

	Three Months Ended March 31, 2026
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2025	$493,206	$349,930
Change related to the following items:
Derivatives	1,495	196
Securities financing transactions	(5,600)	(1,796)
Investment securities	(134)	(536)
Commitments, guarantees and loans	6,402	6,765
Equity investments	(1,153)	(739)
Other credit risk	6,189	5,651
Total change in credit risk RWA	$7,199	$9,541
Balance at March 31, 2026	$500,405	$359,471
Market risk RWA
Balance at December 31, 2025	$59,309	$59,345
Change related to the following items:
Regulatory VaR	532	532
Regulatory stressed VaR	4,243	4,243
Incremental risk charge	(946)	(946)
Comprehensive risk measure	303	267
Specific risk	(4,766)	(4,882)
Total change in market risk RWA	$(634)	$(786)
Balance at March 31, 2026	$58,675	$58,559
Operational risk RWA
Balance at December 31, 2025	N/A	$104,883
Change in operational risk RWA	N/A	1,331
Balance at March 31, 2026	N/A	$106,214
Total RWA	$559,080	$524,244
Regulatory VaR—VaR for regulatory capital requirements

In the current quarter, Credit risk RWA increased under both the Standardized and Advanced Approaches. Under the Standardized Approach, the increase was primarily due to higher Commitments, guarantees and loans, Other credit risk, and Derivatives exposures, partially offset by lower Securities financing transactions. Under the Advanced Approach, the increase was primarily due to higher Commitments, guarantees and loans and Other credit risk, partially offset by Investment Securities.
Market risk RWA decreased in the current quarter under both the Standardized and Advanced Approaches, primarily driven by lower Specific Risk due to Non-Securitization standardized charges, partially offset by higher Regulatory stressed VAR.
The increase in Operational risk RWA in the current quarter is primarily driven by certain historical litigation-related losses, partially offset by lower execution-related losses.
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
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At March 31, 2026	At December 31, 2025
External TLAC[2]			$300,978	$284,259
External TLAC as a % of RWA	18.0%	21.5%	53.8%	51.4%
External TLAC as a % of leverage exposure[4]	7.5%	8.0%	16.0%	16.5%
Eligible LTD[3]			$199,533	$181,401
Eligible LTD as a % of RWA	9.0%	9.0%	35.7%	32.8%
Eligible LTD as a % of leverage exposure[4]	3.0%	3.0%	10.6%	10.6%
1.Required ratios are inclusive of applicable buffers.
2.External TLAC consists of CET1 capital and Additional Tier 1 capital (each excluding any noncontrolling minority interests), as well as eligible LTD.
3.Consists of TLAC-eligible LTD reduced by 50% for amounts of unpaid principal due to be paid in more than one year but less than two years from each respective balance sheet date.
4.As of December 31, 2025, the required ratio for External TLAC as a percentage of leverage exposure was 9.5%, and the regulatory minimum and required ratio for Eligible LTD as a percentage of leverage exposure was 4.5%.
We are in compliance with all TLAC requirements as of March 31, 2026 and December 31, 2025.
For a further discussion of TLAC and related requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” in the 2025 Form 10-K.
Capital Plans, Stress Tests and the Stress Capital Buffer
The Federal Reserve has capital planning and stress test requirements for large BHCs, which form part of the Federal Reserve’s annual CCAR framework.
We must submit, on at least an annual basis, a capital plan to the Federal Reserve, taking into account the results of separate annual stress tests designed by us and the Federal Reserve, so that the Federal Reserve may assess our systems and processes that incorporate forward-looking projections of revenues and losses to monitor and maintain our internal capital adequacy. As insured depository institutions (“IDIs”) with less than $250 billion of average total assets over the four consecutive quarters through March 31, 2025, our U.S. Bank Subsidiaries are not subject to company-run stress test regulatory requirements during 2026.
As part of its annual capital supervisory stress testing process, the Federal Reserve determines an SCB for each large BHC, including us.
During 2025, the Federal Reserve proposed revisions to the SCB, CCAR and supervisory stress testing frameworks and, on February 4, 2026, indicated that it does not expect to adopt final versions of the proposed stress test models prior to

26	March 2026 Form 10-Q

Management’s Discussion and Analysis
conducting the 2026 supervisory stress test. As a result, the Federal Reserve has announced that the Firm is expected to remain subject to its current SCB requirement of 4.3% through October 1, 2027, at which time a new SCB requirement may apply based on the results of the supervisory stress test conducted in 2027. Together with other features of the regulatory capital framework, this SCB resulted in an aggregate Standardized Approach CET1 required ratio of 11.8%. If relevant, the Firm will provide updated information on applicable regulatory capital standards in response to a final rulemaking. See “Regulatory Developments and Other Matters—Proposed Changes to Capital Requirements” and “Regulatory Developments and Other Matters—Supervisory Stress Testing” herein.
For the 2026 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 6, 2026. The Federal Reserve is expected to publish summary results of the CCAR and Dodd-Frank Act supervisory stress tests of each large BHC, including us, by June 30, 2026. We are required to disclose a summary of the results of our company-run stress tests within 15 days of the days the Federal Reserve discloses the results of the supervisory stress tests.
For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” in the 2025 Form 10-K.
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
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended March 31,
$ in billions	2026	2025
Institutional Securities	$48.2	$48.4
Wealth Management	28.7	29.4
Investment Management	10.2	10.6
Parent Company	15.8	7.1
Total	$102.9	$95.5
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
For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning,” “Risk Factors—Legal, Regulatory and Compliance Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Resolution and Recovery Planning” in the 2025 Form 10-K.
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

March 2026 Form 10-Q	27

Management’s Discussion and Analysis
Final Rulemaking on Changes to the Enhanced Supplementary Leverage Ratio
On November 25, 2025, the U.S. banking agencies adopted a final rule modifying eSLR standards applicable to U.S. G-SIBs and their U.S. IDI subsidiaries. Under the final rule, the eSLR buffer applicable to U.S. G-SIBs equals 50% of each BHC’s Method 1 G-SIB capital surcharge, applied above the 3.0% minimum SLR requirement. The eSLR buffer applicable to U.S. G-SIBs’ IDI subsidiaries has the same form and calibration as the BHC-level standard but is capped at 1.0%, applied above the 3.0% minimum SLR requirement. The final rule also included conforming modifications to total leverage exposure calculations in U.S. G-SIBs’ TLAC and LTD requirements. The effective date of the final rule is April 1, 2026, with optional early adoption on January 1, 2026.
The Firm and its U.S. Bank Subsidiaries elected to early adopt the final rule as of January 1, 2026. For more information on the leverage-based regulatory capital standards, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Developments and Other Matters—Final Rulemaking on Changes to the Enhanced Supplementary Leverage Ratio” in the 2025 Form 10-K and “Regulatory Requirements” herein.
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
Basel III Proposal
On March 19, 2026, the U.S. banking agencies proposed revisions to risk-based capital and related standards applicable to Category I and II banking organizations, including us and our U.S. Bank Subsidiaries (“Basel III Proposal”). The Basel III Proposal would introduce a new measure of RWAs known as “Expanded Total RWAs” (the “Expanded Approach”), reflecting new RWA methodologies that generally align with changes to the global Basel Accord adopted by the Basel Committee. The Basel III Proposal would eliminate the current capital rule’s Advanced Approach and require Category I and II banking organizations to calculate RWAs only under the Expanded Approach, with the Standardized
Approach retained for smaller banking organizations. As compared with the Standardized Approach, the Expanded Approach includes more granular risk weights for credit risk and introduces a new market risk framework. In addition, unlike the Standardized Approach, the Expanded Approach includes operational risk and credit valuation adjustment RWA components.

The Basel III Proposal would apply the SCB and G-SIB Surcharge to risk-based capital requirements calculated under the Expanded Approach. The effective date of the Basel III Proposal is unspecified in the Basel III Proposal. We continue to evaluate the Basel III Proposal and its potential impacts on our capital requirements and our Required Capital Framework, which will depend in part on related changes to the Federal Reserve’s supervisory stress testing framework and its related proposed rulemaking to revise the G-SIB Surcharge.
G-SIB Surcharge Proposal
On March 19, 2026, the Federal Reserve proposed revisions to the G-SIB Surcharge framework applicable to us (“G-SIB Surcharge Proposal”). The G-SIB Surcharge Proposal would modify Method 2 by adjusting the calculation and weighting of the short-term wholesale funding component and, for other systemic indicators, introducing a one-time downward adjustment. All Method 2 systemic indicators would be indexed in the future to nominal U.S. GDP. In addition, for Method 2, the G-SIB Surcharge Proposal would require measurement of most systemic indicators based on the annual average of daily or monthly values and would revise the resulting G-SIB Surcharge from 0.5-percentage point increments to 0.1-percentage point increments. The G-SIB Surcharge Proposal would also result in corresponding technical changes to Method 1 G-SIB surcharge requirements. The G-SIB Surcharge Proposal includes a proposed effective date two calendar quarters after the date of adoption of a final rule by the Federal Reserve and new surcharges calculated under the revised methodology would take effect at a later date. We continue to evaluate the G-SIB Surcharge Proposal and the potential impacts, if adopted, on our capital requirements and our Required Capital Framework.

28	March 2026 Form 10-Q

Quantitative and Qualitative Disclosures about Risk
Management believes effective risk management is vital to the success of our business activities. For a discussion of our Enterprise Risk Management framework and risk management functions, see “Quantitative and Qualitative Disclosures about Risk—Risk Management” in the 2025 Form 10-K.
Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, spreads, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of our VaR for market risk exposures is generated. In addition, we incur non-trading market risk, principally within the Wealth Management and Investment Management business segments. The Wealth Management business segment primarily incurs non-trading market risk (including interest rate risk) from lending and deposit-taking activities. The Investment Management business segment primarily incurs non-trading market risk from capital investments in its funds. For a further discussion of market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” in the 2025 Form 10-K.
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
For information regarding our primary risk exposures and market risk management, VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Risk—Market Risk—Trading Risks” in the 2025 Form 10-K.
95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	March 31, 2026
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$38	$32	$42	$23
Equity price	37	34	45	30
Foreign exchange rate	13	11	20	5
Commodity price	20	18	27	12
Less: Diversification benefit[2]	(47)	(47)	N/A	N/A
Primary Risk Categories	$61	$48	$68	$39
Credit portfolio	19	16	23	13
Less: Diversification benefit[2]	(12)	(11)	N/A	N/A
Total Management VaR	$68	$53	$74	$43

	Three Months Ended
	December 31, 2025
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$27	$27	$36	$22
Equity price	27	33	42	26
Foreign exchange rate	7	9	15	6
Commodity price	13	14	17	11
Less: Diversification benefit[2]	(36)	(35)	N/A	N/A
Primary Risk Categories	$38	$48	$56	$36
Credit portfolio	14	17	19	13
Less: Diversification benefit[2]	(8)	(14)	N/A	N/A
Total Management VaR	$44	$51	$57	$40
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

Average Total Management VaR and average Management VaR for the Primary Risk Categories increased from the three months ended December 31, 2025, primarily driven by increased exposure in the credit spread and commodity price categories, and higher market volatility. Period-end Total Management VaR increased from December 31, 2025, primarily driven by increased exposure in the credit spread and commodity price categories as well as increased exposure in the credit portfolio and higher market volatility.
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

March 2026 Form 10-Q	29

Risk Disclosures
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)

Number of Days
5
17
20
11
5
3
2
$40 to $45
$45 to $50
$50 to $55
$55 to $60
$60 to $65
$65 to $70
$70 to $75

Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
5
6
13
12
12
4
7
3
1
$0 to $25
$25 to $50
$50 to $75
$75 to $100
$100 to $125
$125 to $150
$150 to $175
$175 to $200
>$200

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
Credit Spread Risk Sensitivity1

$ in millions	At March 31, 2026	At December 31, 2025
Derivatives	$5	$6
Borrowings and Deposits carried at fair value	58	59
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
Wealth Management Net Interest Income Sensitivity Analysis

$ in millions	At March 31, 2026	At December 31, 2025
Basis point change
+200	$408	$410
+100	198	209
-100	(229)	(244)
-200	(502)	(542)
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

30	March 2026 Form 10-Q

Risk Disclosures
products available to depositors. Further, the level of interest rates could also impact client demand for loans.

Net interest income sensitivity to interest rates at March 31, 2026 was relatively unchanged from December 31, 2025.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At March 31, 2026	At December 31, 2025
Investments related to Investment Management activities	$647	$629
Other investments:
MUMSS	132	129
Other Firm investments	494	493
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
Credit Risk
Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through our Institutional Securities and Wealth Management business segments. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2025 Form 10-K.
Loans and Lending Commitments

	At March 31, 2026
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$8,911	$14,498	$—	$23,409
Secured lending facilities	70,033	2,396	—	72,429
Commercial and Residential real estate	8,300	186	5,782	14,268
Securities-based lending and Other	4,087	31	6,102	10,220
Total Institutional Securities	91,331	17,111	11,884	120,326
Wealth Management:
Residential real estate	73,529	5	—	73,534
Securities-based lending and Other	112,994	115	—	113,109
Total Wealth Management	186,523	120	—	186,643
Total Investment Management[2]	3	—	462	465
Total loans	277,857	17,231	12,346	307,434
ACL	(1,174)			(1,174)
Total loans, net of ACL	$276,683	$17,231	$12,346	$306,260
Lending commitments[3]	$170,589	$37,527	$857	$208,973
Total exposure	$447,272	$54,758	$13,203	$515,233

	At December 31, 2025
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$7,277	$7,202	$—	$14,479
Secured lending facilities	69,149	1,817	—	70,966
Commercial and Residential real estate	8,039	320	3,949	12,308
Securities-based lending and Other	3,780	30	6,904	10,714
Total Institutional Securities	88,245	9,369	10,853	108,467
Wealth Management:
Residential real estate	72,403	5	—	72,408
Securities-based lending and Other	109,201	—	—	109,201
Total Wealth Management	181,604	5	—	181,609
Total Investment Management[2]	3	—	91	94
Total loans	269,852	9,374	10,944	290,170
ACL	(1,132)			(1,132)
Total loans, net of ACL	$268,720	$9,374	$10,944	$289,038
Lending commitments[3]	$166,989	$41,445	$732	$209,166
Total exposure	$435,709	$50,819	$11,676	$498,204
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

March 2026 Form 10-Q	31

Risk Disclosures
We provide loans and lending commitments to a variety of customers, including large corporate and institutional clients, as well as high to ultra-high net worth individuals. In addition, we purchase loans in the secondary market. Loans and lending commitments are either held for investment, held for sale or carried at fair value. For more information on these loan classifications, see Note 2 to the financial statements in the 2025 Form 10-K.
Total loans and lending commitments increased by approximately $17 billion since December 31, 2025, primarily due to growth in corporate relationship lending and residential real estate loans within the Institutional Securities business segment and an increase in securities-based loans within the Wealth Management business segment.
See Notes 4, 5, 9 and 13 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Three Months Ended March 31, 2026
ACL—Loans
Beginning balance	$1,132
Gross charge-offs	(37)
Provision for credit losses	82
Other	(3)
Ending balance	$1,174
ACL—Lending commitments
Beginning balance	$798
Provision for credit losses	16
Other	(7)
Ending balance	$807
Total ending balance	$1,981
Provision for Credit Losses by Business Segment

	Three Months Ended March 31, 2026
$ in millions	IS	WM	Total
Loans	$76	$6	$82
Lending commitments	16	—	16
Total	$92	$6	$98
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
The allowance for credit losses for loans and lending commitments increased since December 31, 2025, primarily related to certain commercial real estate loans and increased macroeconomic uncertainty. Charge-offs in the current quarter were primarily related to commercial real estate and corporate loans.
The base scenario used in our ACL models as of March 31, 2026 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. Our ACL models incorporate key macroeconomic variables, including U.S. real GDP growth rate with the base scenario for the quarter incorporating expectations of continued economic growth relative to our prior quarter forecast. Other key macroeconomic variables used in our ACL models include corporate credit spreads, interest rates and commercial real estate indices. The significance of these key macroeconomic variables on our ACL models varies depending on portfolio composition and economic conditions. We also considered increased macroeconomic uncertainty in determining the aggregate allowance for credit losses for the current quarter. See Note 2 to the financial statements in the 2025 Form 10-K.
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2026	4Q 2027
Year-over-year growth rate	2.3%	2.0%
Status of Loans Held for Investment

	At March 31, 2026		At December 31, 2025
	IS	WM	IS	WM
Accrual	99.3%	99.8%	99.2%	99.8%
Nonaccrual[1]	0.7%	0.2%	0.8%	0.2%
1.Nonaccrual loans are loans where principal or interest is not expected when contractually due or are past due 90 days or more unless the obligation is well-secured and is in the process of collection.
Net Charge-off Ratios for Loans Held for Investment

	Three Months Ended March 31,
	2026		2025
$ in millions	Net Charge-off Ratio[1]	Average Loans	Net Charge-off Ratio[1]	Average Loans
Corporate	0.19%	$8,242	—%	$7,210
Secured Lending Facilities	—%	69,216	—%	50,310
Commercial Real Estate	0.13%	8,172	0.27%	8,493
Residential Real Estate	—%	72,842	—%	51,572
SBL and Other	0.01%	114,641	—%	97,249
Total	0.01%	$273,113	0.01%	$214,834
SBL—Securities-based lending
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.

32	March 2026 Form 10-Q

Risk Disclosures
Institutional Securities Lending Activities
Institutional Securities Loans and Lending Commitments1

	At March 31, 2026
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$148	$296	$7	$—	$451
A	595	1,805	151	—	2,551
BBB	5,245	20,415	802	339	26,801
BB	11,218	43,494	3,126	390	58,228
Other NIG	6,384	14,162	3,119	138	23,803
Unrated[2]	119	1,483	1,009	5,072	7,683
Total loans, net of ACL	23,709	81,655	8,214	5,939	119,517
Lending commitments
AAA	—	75	—	—	75
AA	3,595	4,928	275	—	8,798
A	7,255	28,133	1,141	—	36,529
BBB	10,205	63,169	1,939	238	75,551
BB	4,890	30,749	3,437	1,686	40,762
Other NIG	746	20,820	4,349	3	25,918
Unrated[2]	2	244	494	1	741
Total lending commitments	26,693	148,118	11,635	1,928	188,374
Total exposure	$50,402	$229,773	$19,849	$7,867	$307,891

	At December 31, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$2	$163	$—	$—	$165
A	989	1,159	158	—	2,306
BBB	3,872	17,798	967	429	23,066
BB	9,948	40,450	2,668	413	53,479
Other NIG	5,288	12,931	3,965	153	22,337
Unrated[2]	212	1,587	955	3,596	6,350
Total loans, net of ACL	20,311	74,088	8,713	4,591	107,703
Lending commitments
AAA	—	75	—	—	75
AA	3,795	5,024	275	—	9,094
A	11,952	29,626	983	—	42,561
BBB	9,721	61,325	2,138	148	73,332
BB	2,676	30,373	3,492	1,551	38,092
Other NIG	868	21,087	3,651	3	25,609
Unrated[2]	20	88	8	1	117
Total lending commitments	29,032	147,598	10,547	1,703	188,880
Total exposure	$49,343	$221,686	$19,260	$6,294	$296,583
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At March 31, 2026	At December 31, 2025
Industry
Financials	$88,577	$83,193
Real estate	53,343	50,923
Industrials	27,352	20,952
Consumer staples	21,615	16,851
Communications Services	18,041	21,292
Information Technology	17,302	17,252
Healthcare	16,486	21,725
Consumer discretionary	16,054	15,504
Utilities	14,717	13,828
Insurance	10,946	7,443
Energy	9,411	12,946
Materials	8,850	9,689
Other	5,197	4,985
Total exposure	$307,891	$296,583
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial and Residential real estate, and Securities-based lending and Other. As of March 31, 2026 and December 31, 2025, over 90% of our Institutional Securities total exposure, which consisted of loans and lending commitments, was investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2025 Form 10-K.
Institutional Securities Loans and Lending Commitments Held for Investment

	At March 31, 2026
$ in millions	Loans	Lending Commitments	Total
Corporate	$8,911	$122,594	$131,505
Secured lending facilities	70,033	27,196	97,229
Commercial real estate	8,300	460	8,760
Securities-based lending and Other	4,087	815	4,902
Total, before ACL	$91,331	$151,065	$242,396
ACL	$(809)	$(789)	$(1,598)

	At December 31, 2025
$ in millions	Loans	Lending Commitments	Total
Corporate	$7,277	$119,390	$126,667
Secured lending facilities	69,149	26,947	96,096
Commercial real estate	8,039	353	8,392
Securities-based lending and Other	3,780	938	4,718
Total, before ACL	$88,245	$147,628	$235,873
ACL	$(764)	$(780)	$(1,544)

March 2026 Form 10-Q	33

Risk Disclosures
Institutional Securities Commercial Real Estate Loans and Lending Commitments
By Region

	At March 31, 2026			At December 31, 2025
$ in millions	Loans[1]	LC1	Total Exposure	Loans[1]	LC1	Total Exposure
Americas	$4,446	$481	$4,927	$4,116	$202	$4,318
EMEA	3,846	172	4,018	4,320	184	4,504
Asia	499	18	517	466	15	481
Total	$8,791	$671	$9,462	$8,902	$401	$9,303
By Property Type

	At March 31, 2026			At December 31, 2025
$ in millions	Loans[1]	LC1	Total Exposure	Loans[1]	LC1	Total Exposure
Industrial	$3,534	$287	$3,821	$3,603	$118	$3,721
Office	2,108	94	2,202	2,143	132	2,275
Multifamily	1,671	240	1,911	1,729	96	1,825
Hotel	870	46	916	867	51	918
Retail	562	4	566	560	4	564
Other	46	—	46	—	—	—
Total	$8,791	$671	$9,462	$8,902	$401	$9,303
LC–Lending Commitments
1. Amounts include HFI, HFS and FVO loans and lending commitments. HFI loans are presented net of ACL.
As of March 31, 2026 and December 31, 2025, our lending against commercial real estate (“CRE”) properties within the Institutional Securities business segment totaled $9.5 billion and $9.3 billion, respectively. This represents 3.1% and 3.1%, respectively, of total exposure reflected in the Institutional Securities Loans and Lending Commitments table above. Those CRE loans are originated for experienced sponsors and are generally secured by specific institutional CRE properties. In many cases, loans are subsequently syndicated or securitized on a full or partial basis, reducing our ongoing exposure.
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
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

	Three Months Ended March 31, 2026
$ in millions	Corporate	Secured Lending Facilities	CRE	SBL and Other	Total
ACL—Loans
Beginning balance	$260	$201	$283	$20	$764
Gross charge-offs	(16)	—	(11)	—	(27)
Provision (release)	(2)	18	56	4	76
Other	(2)	(1)	—	(1)	(4)
Ending balance	$240	$218	$328	$23	$809
ACL—Lending commitments
Beginning balance	$625	$137	$12	$6	$780
Provision (release)	31	(16)	4	(3)	16
Other	(7)	(1)	—	1	(7)
Ending balance	$649	$120	$16	$4	$789
Total ending balance	$889	$338	$344	$27	$1,598
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At March 31, 2026	At December 31, 2025
Corporate	2.7%	3.6%
Secured lending facilities	0.3%	0.3%
Commercial real estate	4.0%	3.5%
Securities-based lending and Other	0.6%	0.5%
Total Institutional Securities loans	0.9%	0.9%
Wealth Management Lending Activities
Wealth Management Loans and Lending Commitments

	At March 31, 2026
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$102,369	$9,764	$609	$134	$112,876
Residential real estate	2	113	966	72,321	73,402
Total loans, net of ACL	$102,371	$9,877	$1,575	$72,455	$186,278
Lending commitments	17,271	2,836	44	448	20,599
Total exposure	$119,642	$12,713	$1,619	$72,903	$206,877

	At December 31, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$96,959	$11,210	$654	$137	$108,960
Residential real estate	1	116	989	71,175	72,281
Total loans, net of ACL	$96,960	$11,326	$1,643	$71,312	$181,241
Lending commitments	16,907	2,889	66	424	20,286
Total exposure	$113,867	$14,215	$1,709	$71,736	$201,527
The principal Wealth Management business segment lending activities include Securities-based lending and Residential real estate loans.
For more information about our Securities-based lending and Residential real estate loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2025 Form 10-K.

34	March 2026 Form 10-Q

Risk Disclosures
Wealth Management Commercial Real Estate Loans and Lending Commitments by Property Type

	At March 31, 2026			At December 31, 2025
$ in millions	Loans[1]	LC1	Total exposure	Loans[1]	LC1	Total exposure
Retail	$2,331	$—	$2,331	$2,306	$—	$2,306
Office	2,143	1	2,144	2,136	1	2,137
Multifamily	1,689	176	1,865	1,701	197	1,898
Industrial	441	—	441	437	—	437
Hotel	357	—	357	385	—	385
Other	311	—	311	311	—	311
Total	$7,272	$177	$7,449	$7,276	$198	$7,474
LC–Lending Commitments
1.Amounts include HFI loans and lending commitments. HFI loans are presented net of ACL.
As of March 31, 2026 and December 31, 2025, our direct lending against CRE properties totaled $7.4 billion and $7.5 billion, respectively, within the Wealth Management business segment. This represents 3.6% and 3.7%, respectively, of total exposure reflected in the Wealth Management Loans and Lending Commitments table above, primarily included within Securities-based lending and Other loans. Such loans are originated through our private banking platform, are both secured and generally benefiting from full or partial guarantees from high or ultra-high net worth clients, which partially reduce associated credit risk. At both March 31, 2026 and December 31, 2025, greater than 95% of the CRE loans balance in the Wealth Management business segment received guarantees. All of our lending against CRE properties within Wealth Management are in the Americas region.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

	Three Months Ended March 31, 2026
$ in millions	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$127	$241	$368
Gross charge-offs	—	(10)	(10)
Provision (release)	4	2	6
Other	—	1	1
Ending balance	$131	$234	$365
ACL—Lending commitments
Beginning balance	$5	$13	$18
Other	—	—	—
Ending balance	$5	$13	$18
Total ending balance	$136	$247	$383
As of March 31, 2026 and December 31, 2025, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At March 31, 2026	At December 31, 2025
Institutional Securities	$48,266	$52,657
Wealth Management	33,181	31,214
Total	$81,447	$83,871
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
Credit exposures arising from margin lending activities are generally mitigated by their short-term nature, the value of collateral held and our right to call for additional margin when collateral values decline. However, we could incur losses in the event that the customer fails to meet margin calls and collateral values decline below the loan amount. This risk is elevated in loans backed by collateral pools with significant concentrations in individual issuers or securities with similar risk characteristics. For a further discussion, see “Risk Factors—Credit Risk” in the 2025 Form 10-K.
Employee Loans
For information on employee loans and related ACL, see Note 9 to the financial statements.

March 2026 Form 10-Q	35

Risk Disclosures
Derivatives
Fair Value of OTC Derivative Assets

	At March 31, 2026
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$1,324	$19,783	$41,158	$25,485	$16,616	$104,366
1-3 years	851	6,073	17,519	11,321	9,482	45,246
3-5 years	364	5,747	10,541	7,637	4,017	28,306
Over 5 years	3,173	23,882	52,663	29,795	7,696	117,209
Total, gross	$5,712	$55,485	$121,881	$74,238	$37,811	$295,127
Counterparty netting	(3,256)	(43,388)	(91,651)	(50,967)	(21,960)	(211,222)
Cash and securities collateral	(2,227)	(9,971)	(25,469)	(15,089)	(7,646)	(60,402)
Total, net	$229	$2,126	$4,761	$8,182	$8,205	$23,503

	At December 31, 2025
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$969	$12,406	$41,750	$19,551	$10,930	$85,606
1-3 years	485	5,978	16,718	9,879	7,556	40,616
3-5 years	676	6,324	9,408	7,288	3,223	26,919
Over 5 years	3,124	23,497	52,600	28,599	7,471	115,291
Total, gross	$5,254	$48,205	$120,476	$65,317	$29,180	$268,432
Counterparty netting	(3,041)	(39,093)	(90,919)	(46,335)	(16,243)	(195,631)
Cash and securities collateral	(2,114)	(7,346)	(25,473)	(13,043)	(5,669)	(53,645)
Total, net	$99	$1,766	$4,084	$5,939	$7,268	$19,156

$ in millions	At March 31, 2026	At December 31, 2025
Industry
Financials	$9,156	$7,233
Utilities	4,064	3,626
Energy	2,850	756
Consumer discretionary	1,194	1,174
Industrials	838	1,251
Materials	782	804
Communications Services	767	719
Regional governments	652	637
Healthcare	525	618
Consumer staples	510	541
Sovereign governments	450	325
Real estate	329	301
Information technology	311	230
Not-for-profit organizations	121	98
Insurance	82	159
Other	872	684
Total	$23,503	$19,156
1.Counterparty credit ratings are determined internally by the CRM.
We are exposed to credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the possibility that a counterparty may fail to perform according to the terms of the contract. For more information on derivatives, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2025 Form 10-K and Note 6 to the financial statements.
Country Risk
Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and other market fundamentals and allows us to effectively identify, monitor and limit country risk. For a further discussion of our country risk exposure see “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks” in the 2025 Form 10-K.
Top 10 Non-U.S. Country Exposures

	At March 31, 2026
$ in millions	United Kingdom	France	Japan	Germany	Brazil
Sovereign
Net inventory[1]	$1,009	$5,749	$6,980	$(375)	$5,024
Net counterparty exposure[2]	64	2	9	142	—
Exposure before hedges	1,073	5,751	6,989	(233)	5,024
Hedges[3]	(21)	(61)	(141)	(141)	60
Net exposure	$1,052	$5,690	$6,848	$(374)	$5,084
Non-sovereign
Net inventory[1]	$1,358	$599	$538	$(80)	$98
Net counterparty exposure[2]	12,082	4,209	4,084	3,291	445
Loans	12,419	442	1,069	2,528	270
Lending commitments	9,911	4,573	83	6,980	509
Exposure before hedges	35,770	9,823	5,774	12,719	1,322
Hedges[3]	(1,665)	(1,449)	(378)	(1,830)	(53)
Net exposure	$34,105	$8,374	$5,396	$10,889	$1,269
Total net exposure	$35,157	$14,064	$12,244	$10,515	$6,353

$ in millions	Switzerland	Australia	Canada	Netherlands	China
Sovereign
Net inventory[1]	$—	$(22)	$92	$372	$239
Net counterparty exposure[2]	10	26	33	—	220
Exposure before hedges	10	4	125	372	459
Hedges[3]	—	—	—	(12)	(187)
Net exposure	$10	$4	$125	$360	$272
Non-sovereign
Net inventory[1]	$213	$337	$884	$717	$2,761
Net counterparty exposure[2]	1,620	1,154	1,499	1,097	618
Loans	231	1,463	216	1,088	272
Lending commitments	3,346	2,103	1,860	1,164	431
Exposure before hedges	5,410	5,057	4,459	4,066	4,082
Hedges[3]	(573)	(451)	(157)	(140)	(94)
Net exposure	$4,837	$4,606	$4,302	$3,926	$3,988
Total net exposure	$4,847	$4,610	$4,427	$4,286	$4,260
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

36	March 2026 Form 10-Q

Risk Disclosures
notional amount assuming zero recovery adjusted for the fair value of any receivable or payable. For further description of the contractual terms for purchased credit protection and whether they may limit the effectiveness of our hedges, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2025 Form 10-K.
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, human factors (e.g., inappropriate or unlawful conduct) or external events (e.g., cyberattacks or third-party vulnerabilities) that may manifest as, for example, loss of information, business disruption, theft and fraud, legal and compliance risks, or damage to physical assets. We may experience operational risk events across the full scope of our business activities, including revenue-generating activities and support and control groups (e.g., IT and trade processing). For a further discussion about our operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk” in the 2025 Form 10-K.
Model Risk
Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision-making, noncompliance with applicable laws and/or regulations or damage to the Firm’s reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions. Model risk is generated from the use of models impacting financial statements, regulatory filings, capital adequacy assessments and the formulation of strategy. For a further discussion about our model risk, see “Quantitative and Qualitative Disclosures about Risk—Model Risk” in the 2025 Form 10-K.
Liquidity Risk
Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about our liquidity risk, see “Quantitative and Qualitative Disclosures about Risk—Liquidity Risk” in the 2025 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” herein.
Legal, Regulatory and Compliance Risk
Legal, regulatory and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, limitations on our business, or loss to reputation that we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with AML, terrorist financing, and anti-corruption rules and regulations. For a further discussion about our legal and compliance risk, see “Quantitative and Qualitative Disclosures about Risk—Legal, Regulatory and Compliance Risk” in the 2025 Form 10-K.
Climate Risk
Climate-related risk consists of physical and transition risks. Physical risks include harm to people and property arising from acute climate-related events, such as floods, hurricanes, heatwaves, droughts and wildfires, and chronic, longer-term shifts in climate patterns, such as higher global average temperatures, rising sea levels and long-term droughts. Transition risks include policy, legal, technology and market changes. Examples of these transition risks include changes in consumer and business sentiment, related technologies, shareholder preferences and any additional regulatory and legislative requirements, including increased disclosure requirements or taxation of carbon emissions. Climate risk, which is not expected to have a significant effect on our consolidated results of operations or financial condition in the near term, is an overarching risk that can impact other categories of risk. For a further discussion about our climate risk, see “Quantitative and Qualitative Disclosures about Risk—Climate Risk” in the 2025 Form 10-K.

March 2026 Form 10-Q	37

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of March 31, 2026, and the related condensed consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Firm as of December 31, 2025, and the related consolidated income statement, comprehensive income statement, cash flow statement and statement of changes in total equity for the year then ended (not presented herein) included in the Firm’s Annual Report on Form 10-K; and in our report dated February 19, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP
New York, New York
May 5, 2026

38	March 2026 Form 10-Q

Consolidated Income Statement (Unaudited)

	Three Months Ended March 31,
in millions, except per share data	2026	2025
Revenues
Investment banking	$2,289	$1,711
Trading	6,730	5,111
Investments	146	369
Commissions and fees	1,690	1,481
Asset management	6,730	5,963
Other	292	751
Total non-interest revenues	17,877	15,386
Interest income	15,273	13,748
Interest expense	12,570	11,395
Net interest	2,703	2,353
Net revenues	20,580	17,739
Provision for credit losses	98	135
Non-interest expenses
Compensation and benefits	8,542	7,521
Brokerage, clearing and exchange fees	1,256	1,222
Information processing and communications	1,148	1,050
Professional services	602	674
Occupancy and equipment	483	449
Marketing and business development	310	238
Other	1,130	906
Total non-interest expenses	13,471	12,060
Income before provision for income taxes	7,011	5,544
Provision for income taxes	1,373	1,173
Net income	$5,638	$4,371
Net income applicable to noncontrolling interests	71	56
Net income applicable to Morgan Stanley	$5,567	$4,315
Preferred stock dividends	156	158
Earnings applicable to Morgan Stanley common shareholders	$5,411	$4,157
Earnings per common share
Basic	$3.47	$2.62
Diluted	$3.43	$2.60
Average common shares outstanding
Basic	1,561	1,584
Diluted	1,576	1,600
Consolidated Comprehensive Income Statement
(Unaudited)

	Three Months Ended March 31,
$ in millions	2026	2025
Net income	$5,638	$4,371
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18)	188
Change in net unrealized gains (losses) on available-for-sale securities	(135)	358
Pension and other	4	2
Change in net debt valuation adjustment	1,229	338
Net change in cash flow hedges	(298)	17
Total other comprehensive income (loss)	$782	$903
Comprehensive income	$6,420	$5,274
Net income applicable to noncontrolling interests	71	56
Other comprehensive income (loss) applicable to noncontrolling interests	3	50
Comprehensive income applicable to Morgan Stanley	$6,346	$5,168

See Notes to Consolidated Financial Statements	39	March 2026 Form 10-Q

Consolidated Balance Sheet

$ in millions, except share data	(Unaudited) At March 31, 2026	At December 31, 2025
Assets
Cash and cash equivalents	$133,529	$111,695
Trading assets at fair value ($283,742 and $213,269 pledged as collateral)	526,211	428,276
Investment securities:
Available-for-sale at fair value (amortized cost of $112,050 and $112,522)	109,817	110,466
Held-to-maturity (fair value of $42,993 and $45,615)	50,546	53,090
Securities purchased under agreements to resell (includes $— and $— at fair value)	128,880	120,243
Securities borrowed	154,570	151,908
Customer and other receivables	132,599	114,720
Loans:
Held for investment (net of allowance for credit losses of $1,174 and $1,132)	276,683	268,720
Held for sale	17,231	9,374
Goodwill	17,105	16,726
Intangible assets (net of accumulated amortization of $1,968 and $1,882)	5,960	6,010
Other assets	28,287	29,042
Total assets	$1,581,418	$1,420,270
Liabilities
Deposits (includes $8,593 and $8,755 at fair value)	$427,971	$415,523
Trading liabilities at fair value	217,356	169,569
Securities sold under agreements to repurchase (includes $699 and $696 at fair value)	119,831	78,539
Securities loaned	19,589	17,310
Other secured financings (includes $17,533 and $16,871 at fair value)	22,666	21,603
Customer and other payables	259,289	226,519
Other liabilities and accrued expenses	27,764	29,620
Borrowings (includes $137,633 and $132,479 at fair value)	371,568	348,935
Total liabilities	1,466,034	1,307,618
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	9,750	9,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,579,629,298 and 1,582,834,137	20	20
Additional paid-in capital	30,988	31,153
Retained earnings	118,913	115,091
Employee stock trusts	6,003	5,154
Accumulated other comprehensive income (loss)	(5,506)	(6,285)
Common stock held in treasury at cost, $0.01 par value (459,264,681 and 456,059,842 shares)	(39,879)	(38,097)
Common stock issued to employee stock trusts	(6,003)	(5,154)
Total Morgan Stanley shareholders’ equity	114,286	111,632
Noncontrolling interests	1,098	1,020
Total equity	115,384	112,652
Total liabilities and equity	$1,581,418	$1,420,270

March 2026 Form 10-Q	40	See Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Total Equity (Unaudited)

	Three Months Ended March 31,
$ in millions	2026	2025
Preferred stock
Beginning and ending balance	$9,750	$9,750
Common stock
Beginning and ending balance	20	20
Additional paid-in capital
Beginning balance	31,153	30,179
Share-based award activity	(165)	(406)
Ending balance	30,988	29,773
Retained earnings
Beginning balance	115,091	104,989
Net income applicable to Morgan Stanley	5,567	4,315
Preferred stock dividends[1]	(156)	(158)
Common stock dividends[1]	(1,589)	(1,492)
Other net increases (decreases)	—	(1)
Ending balance	118,913	107,653
Employee stock trusts
Beginning balance	5,154	5,103
Share-based award activity	849	174
Ending balance	6,003	5,277
Accumulated other comprehensive income (loss)
Beginning balance	(6,285)	(6,814)
Net change in Accumulated other comprehensive income (loss)	779	853
Ending balance	(5,506)	(5,961)
Common stock held in treasury at cost
Beginning balance	(38,097)	(33,613)
Share-based award activity	1,093	1,220
Repurchases of common stock and employee tax withholdings	(2,875)	(2,030)
Ending balance	(39,879)	(34,423)
Common stock issued to employee stock trusts
Beginning balance	(5,154)	(5,103)
Share-based award activity	(849)	(174)
Ending balance	(6,003)	(5,277)
Noncontrolling interests
Beginning balance	1,020	917
Net income applicable to noncontrolling interests	71	56
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	3	50
Other net increases (decreases)	4	12
Ending balance	1,098	1,035
Total equity	$115,384	$107,847
1.See Note 16 for information regarding dividends per share for each class of stock.

See Notes to Consolidated Financial Statements	41	March 2026 Form 10-Q

Consolidated Cash Flow Statement (Unaudited)

	Three Months Ended March 31,
$ in millions	2026	2025
Cash flows from operating activities
Net income	$5,638	$4,371
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	571	539
Depreciation and amortization	714	865
Provision for credit losses	98	135
Other operating adjustments	74	(2)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(53,593)	(48,968)
Securities borrowed	(2,662)	(16,367)
Securities loaned	2,279	1,378
Customer and other receivables and other assets	(24,611)	(9,109)
Customer and other payables and other liabilities	31,739	24,460
Securities purchased under agreements to resell	(8,637)	(483)
Securities sold under agreements to repurchase	41,292	19,205
Net cash provided by (used for) operating activities	(7,098)	(23,976)
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software	(754)	(713)
Changes in loans, net	(8,449)	(6,486)
AFS securities:
Purchases	(11,653)	(6,562)
Proceeds from sales	5,856	1,714
Proceeds from paydowns and maturities	6,023	5,314
HTM securities:
Purchases	(999)	—
Proceeds from paydowns and maturities	3,689	1,723
Other investing activities	(313)	(24)
Net cash provided by (used for) investing activities	(6,600)	(5,034)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	(506)	(683)
Deposits	12,751	5,520
Proceeds from issuance of Borrowings	56,195	32,439
Payments for:
Borrowings	(27,561)	(20,845)
Repurchases of common stock and employee tax withholdings	(2,875)	(2,030)
Cash dividends	(1,708)	(1,616)
Other financing activities	164	260
Net cash provided by (used for) financing activities	36,460	13,045
Effect of exchange rate changes on cash and cash equivalents	(928)	1,318
Net increase (decrease) in cash and cash equivalents	21,834	(14,647)
Cash and cash equivalents, at beginning of period	111,695	105,386
Cash and cash equivalents, at end of period	$133,529	$90,739
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$14,195	$12,464
Income taxes, net of refunds	398	534

March 2026 Form 10-Q	42	See Notes to Consolidated Financial Statements

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
The accompanying financial statements should be read in conjunction with the Firm’s financial statements and notes thereto included in the 2025 Form 10-K. Certain footnote disclosures included in the 2025 Form 10-K have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP. The financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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

43	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
subsidiaries is presented as Noncontrolling interests, a component of Total equity, in the balance sheet.
For a discussion of the Firm’s significant regulated U.S. and international subsidiaries and its involvement with VIEs, see Note 1 to the financial statements in the 2025 Form 10-K.
2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the 2025 Form 10-K.
During the three months ended March 31, 2026 there were no significant updates to the Firm’s significant accounting policies, other than as described below.
In the first quarter of 2026, the Firm began using derivatives to hedge certain of its DCP awards in the Wealth Management business segment. The Firm has accordingly updated certain relevant accounting policies to address such hedging derivatives as described below.
Hedge Accounting
Cash Flow Hedges—Equity Price Risk
The Firm designated total return swaps as hedges of the variability in forecasted cash flows from the majority of unvested DCP obligations due to variability in the underlying DCP investments. The Firm uses regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships.

Changes in the fair value of these hedging derivatives designated as cash flow hedges are recorded in OCI and subsequently reclassified into Compensation and benefits expense in the same period that the related DCP award vests and the related Compensation and benefits expense is recognized.
Other Hedges
In addition to hedges that are designated and qualify for cash flow hedge accounting, the Firm uses derivatives to economically hedge equity price risk primarily associated with vested DCP awards. The Firm presents changes in the fair value of the derivatives related to economic hedges of DCP awards in Compensation and benefits expense. Previously, the Firm economically hedged the awards primarily with cash instruments whereby changes in the fair value of the hedges were recorded in Trading revenues.
Deferred Compensation
Deferred Cash-Based Compensation
Compensation expense for DCP awards is calculated based on the notional value of the award granted, adjusted for changes in the fair value of the referenced investments that employees select. Compensation expense is recognized over the vesting period relevant to each separately vesting portion of deferred awards.

The majority of unvested DCP awards are subject to cash flow hedge accounting to mitigate the recognition timing difference on compensation expenses. Vested DCP awards are economically hedged using derivatives. For more information regarding cash flow hedge accounting for DCP awards, refer to “Hedge Accounting – Cash Flow Hedges – Equity Price Risk” herein. For more information on economic hedges for DCP awards, refer to “Other Hedges” herein.
3. Cash and Cash Equivalents

$ in millions	At March 31, 2026	At December 31, 2025
Cash and due from banks	$6,012	$4,462
Interest bearing deposits with banks	127,517	107,233
Total Cash and cash equivalents	$133,529	$111,695
Restricted cash	$37,748	$30,385
For additional information on cash and cash equivalents, including restricted cash, see Note 2 to the financial statements in the 2025 Form 10-K.

March 2026 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2026
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$72,906	$70,279	$—	$—	$143,185
Other sovereign government obligations	68,547	526	55	—	69,128
State and municipal securities	—	3,298	—	—	3,298
MABS	—	2,002	629	—	2,631
Loans and lending commitments[2]	—	10,679	1,667	—	12,346
Corporate and other debt	4,415	40,368	1,475	—	46,258
Corporate equities[3,5]	193,600	589	184	—	194,373
Derivative and other contracts:
Interest rate	7,600	124,702	441	—	132,743
Credit	1	11,358	283	—	11,642
Foreign exchange	14	93,896	166	—	94,076
Equity	11,083	95,280	1,019	—	107,382
Commodity and other	229	21,951	3,179	—	25,359
Netting[1]	(13,301)	(266,426)	(1,227)	(45,442)	(326,396)
Total derivative and other contracts	5,626	80,761	3,861	(45,442)	44,806
Investments[4,5]	721	452	1,587	—	2,760
Physical commodities	—	652	—	—	652
Total trading assets[4]	345,815	209,606	9,458	(45,442)	519,437
Investment securities—AFS	80,738	29,079	—	—	109,817
Securities purchased under agreements to resell	—	—	—	—	—
Total assets at fair value	$426,553	$238,685	$9,458	$(45,442)	$629,254

	At March 31, 2026
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$8,592	$1	$—	$8,593
Trading liabilities:
U.S. Treasury and agency securities	27,993	980	—	—	28,973
Other sovereign government obligations	36,712	21	3	—	36,736
Corporate and other debt	2,124	17,507	54	—	19,685
Corporate equities[3]	85,752	336	16	—	86,104
Derivative and other contracts:
Interest rate	6,466	114,140	592	—	121,198
Credit	1	11,503	135	—	11,639
Foreign exchange	142	86,095	210	—	86,447
Equity	8,525	120,213	2,334	—	131,072
Commodity and other	116	21,796	1,959	—	23,871
Netting[1]	(13,301)	(266,426)	(1,227)	(47,415)	(328,369)
Total derivative and other contracts	1,949	87,321	4,003	(47,415)	45,858
Total trading liabilities	154,530	106,165	4,076	(47,415)	217,356
Securities sold under agreements to repurchase	—	250	449	—	699
Other secured financings	—	17,352	181	—	17,533
Borrowings	—	136,696	937	—	137,633
Total liabilities at fair value	$154,530	$269,055	$5,644	$(47,415)	$381,814

	At December 31, 2025
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$70,801	$48,504	$—	$—	$119,305
Other sovereign government obligations	44,790	359	59	—	45,208
State and municipal securities	—	3,740	—	—	3,740
MABS	—	2,326	317	—	2,643
Loans and lending commitments[2]	—	9,520	1,424	—	10,944
Corporate and other debt	3,720	32,117	1,414	—	37,251
Corporate equities[3,5]	161,160	823	276	—	162,259
Derivative and other contracts:
Interest rate	2,231	125,002	452	—	127,685
Credit	—	10,081	263	—	10,344
Foreign exchange	11	85,969	165	—	86,145
Equity	7,335	85,077	717	—	93,129
Commodity and other	222	13,746	2,494	—	16,462
Netting[1]	(7,509)	(247,840)	(1,049)	(40,577)	(296,975)
Total derivative and other contracts	2,290	72,035	3,042	(40,577)	36,790
Investments[4,5]	795	416	1,507	—	2,718
Physical commodities	—	685	—	—	685
Total trading assets[4]	283,556	170,525	8,039	(40,577)	421,543
Investment securities—AFS	80,907	29,559	—	—	110,466
Total assets at fair value	$364,463	$200,084	$8,039	$(40,577)	$532,009

45	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2025
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$8,754	$1	$—	$8,755
Trading liabilities:
U.S. Treasury and agency securities	19,297	2	—	—	19,299
Other sovereign government obligations	23,534	28	2	—	23,564
Corporate and other debt	1,447	14,138	50	—	15,635
Corporate equities[3]	68,989	27	30	—	69,046
Derivative and other contracts:
Interest rate	2,189	113,060	606	—	115,855
Credit	—	10,520	176	—	10,696
Foreign exchange	70	82,887	129	—	83,086
Equity	6,253	114,930	2,150	—	123,333
Commodity and other	264	13,338	1,574	—	15,176
Netting[1]	(7,509)	(247,840)	(1,049)	(49,723)	(306,121)
Total derivative and other contracts	1,267	86,895	3,586	(49,723)	42,025
Total trading liabilities	114,534	101,090	3,668	(49,723)	169,569
Securities sold under agreements to repurchase	—	251	445	—	696
Other secured financings	—	16,565	306	—	16,871
Borrowings	—	131,871	608	—	132,479
Total liabilities at fair value	$114,534	$258,531	$5,028	$(49,723)	$328,370
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
5.At March 31, 2026 and December 31, 2025, the Firm’s Trading assets included an insignificant amount of equity securities subject to contractual sale restrictions that generally prohibit the Firm from selling the security for a period of time as of the measurement date.
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At March 31, 2026	At December 31, 2025
Commercial real estate	$490	$675
Residential real estate	5,292	3,274
Securities-based lending and Other loans	6,564	6,995
Total	$12,346	$10,944
Unsettled Fair Value of Futures Contracts1

$ in millions	At March 31, 2026	At December 31, 2025
Customer and other receivables (payables), net	$3,857	$1,538
1.These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.
For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 4 to the financial statements in the 2025 Form 10-K. During the current quarter, there were no significant revisions made to the Firm’s valuation techniques.
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended March 31,
$ in millions	2026	2025
Other sovereign government obligations
Beginning balance	$59	$17
Realized and unrealized gains (losses)	—	(1)
Purchases	1	5
Sales	(4)	(3)
Net transfers	(1)	11
Ending balance	$55	$29
Unrealized gains (losses)	$—	$—
MABS
Beginning balance	$317	$281
Realized and unrealized gains (losses)	9	—
Purchases	122	92
Sales	(62)	(78)
Net transfers	243	51
Ending balance	$629	$346
Unrealized gains (losses)	$3	$—
Loans and lending commitments
Beginning balance	$1,424	$1,059
Realized and unrealized gains (losses)	(4)	6
Purchases and originations	572	759
Sales	(759)	(432)
Settlements	—	(12)
Net transfers	434	646
Ending balance	$1,667	$2,026
Unrealized gains (losses)	$(18)	$7
Corporate and other debt
Beginning balance	$1,414	$1,258
Realized and unrealized gains (losses)	(51)	(33)
Purchases and originations	524	426
Sales	(402)	(275)
Net transfers	(10)	58
Ending balance	$1,475	$1,434
Unrealized gains (losses)	$(52)	$(1)
Corporate equities
Beginning balance	$276	$154
Realized and unrealized gains (losses)	12	(21)
Purchases	29	52
Sales	(186)	(57)
Net transfers	53	35
Ending balance	$184	$163
Unrealized gains (losses)	$13	$—

March 2026 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2026	2025
Investments
Beginning balance	$1,507	$754
Realized and unrealized gains (losses)	12	22
Purchases	79	24
Sales	(15)	(25)
Net transfers	4	4
Ending balance	$1,587	$779
Unrealized gains (losses)	$7	$10
Net derivatives: Interest rate
Beginning balance	$(154)	$(53)
Realized and unrealized gains (losses)	31	(119)
Purchases	92	10
Issuances	(78)	(12)
Settlements	(62)	18
Net transfers	20	33
Ending balance	$(151)	$(123)
Unrealized gains (losses)	$(10)	$(116)
Net derivatives: Credit
Beginning balance	$87	$97
Realized and unrealized gains (losses)	14	(22)
Issuances	(1)	—
Settlements	42	34
Net transfers	6	20
Ending balance	$148	$129
Unrealized gains (losses)	$5	$(54)
Net derivatives: Foreign exchange
Beginning balance	$36	$589
Realized and unrealized gains (losses)	(77)	(243)
Settlements	47	(30)
Net transfers	(50)	(11)
Ending balance	$(44)	$305
Unrealized gains (losses)	$(79)	$(201)
Net derivatives: Equity
Beginning balance	$(1,433)	$(1,148)
Realized and unrealized gains (losses)	547	380
Purchases	102	175
Issuances	(308)	(144)
Settlements	(200)	(288)
Net transfers	(23)	140
Ending balance	$(1,315)	$(885)
Unrealized gains (losses)	$411	$298
Net derivatives: Commodity and other
Beginning balance	$920	$1,308
Realized and unrealized gains (losses)	386	23
Purchases	38	22
Issuances	(405)	(22)
Settlements	74	(64)
Net transfers	207	(405)
Ending balance	$1,220	$862
Unrealized gains (losses)	$591	$(5)
Deposits
Beginning balance	$1	$1
Issuances	—	2
Settlements	—	(1)
Net transfers	—	1
Ending balance	$1	$3
Unrealized losses (gains)	$—	$—

	Three Months Ended March 31,
$ in millions	2026	2025
Nonderivative trading liabilities
Beginning balance	$82	$110
Realized and unrealized losses (gains)	(3)	(4)
Purchases	(23)	(26)
Sales	18	25
Net transfers	(1)	(77)
Ending balance	$73	$28
Unrealized losses (gains)	$(2)	$—
Securities sold under agreements to repurchase
Beginning balance	$445	$444
Realized and unrealized losses (gains)	4	13
Net transfers	—	203
Ending balance	$449	$660
Unrealized losses (gains)	$4	$13
Other secured financings
Beginning balance	$306	$76
Realized and unrealized losses (gains)	—	10
Issuances	32	139
Settlements	(155)	(5)
Net transfers	(2)	215
Ending balance	$181	$435
Unrealized losses (gains)	$—	$10
Borrowings
Beginning balance	$608	$947
Realized and unrealized losses (gains)	(58)	7
Issuances	287	91
Settlements	(50)	(86)
Net transfers	150	(57)
Ending balance	$937	$902
Unrealized losses (gains)	$(57)	$3
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	1	(2)
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
Additionally, in the previous tables, consolidations of VIEs are included in Purchases, and deconsolidations of VIEs are included in Settlements.

47	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2026	At December 31, 2025
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$55	$59
Comparable pricing:
Bond price	65 to 112 points (99 points)	58 to 112 points (100 points)
MABS	$629	$317
Comparable pricing:
Bond price	30 to 104 points (75 points)	30 to 100 points (68 points)
Loans and lending commitments	$1,667	$1,424
Comparable pricing:
Loan price	43 to 103 points (91 points)	54 to 102 points (81 points)
Corporate and other debt	$1,475	$1,414
Comparable pricing:
Bond price	29 to 130 points (86 points)	29 to 130 points (90 points)
Discounted cash flow:
Loss given default	40% to 40% (40% / 40%)	40% to 40% (40% / 40%)
Corporate equities	$184	$276
Comparable pricing:
Equity price	100%	100%
Investments	$1,587	$1,507
Discounted cash flow:
WACC	10% to 21% (16%)	10% to 21% (16%)
Exit multiple	9 to 9 times (9 times)	9 to 9 times (9 times)
Market approach:
EBITDA multiple	17 times	18 times
Comparable pricing:
Equity price	24% to 100% (95%)	24% to 100% (95%)
Net derivative and other contracts:
Interest rate	$(151)	$(154)
Option model:
IR volatility skew	63% to 94% (72% / 74%)	52% to 86% (67% / 66%)
IR curve correlation	53% to 99% (85% / 86%)	56% to 99% (87% / 88%)
Bond volatility	67% to 107% (92% / 91%)	63% to 97% (80% / 80%)
Inflation volatility	32% to 67% (44% / 40%)	32% to 67% (44% / 40%)
Credit	$148	$87
Credit default swap model:
Cash-synthetic basis	9 points	11 points
Bond price	0 to 96 points (79 points)	0 to 97 points (53 points)
Credit spread	22 to 679 bps (109 bps)	22 to 680 bps (108 bps)
Funding spread	N/M	6 to 590 bps (77 bps)

Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2026	At December 31, 2025
Foreign exchange[2]	$(44)	$36
Option model:
IR curve	-1% to 6% (0% / 0%)	-1% to 10% (2% / 1%)
Foreign exchange volatility skew	6% to 12% (9% / 10%)	6% to 10% (8% / 8%)
Contingency probability	95% to 95% (95% / 95%)	80% to 95% (95% / 95%)
Equity[2]	$(1,315)	$(1,433)
Option model:
Equity volatility	3% to 137% (28%)	1% to 133% (27%)
Equity volatility skew	-11% to 4% (-2%)	-11% to 3% (-1%)
Equity correlation	-16% to 100% (63%)	0% to 100% (57%)
FX correlation	-84% to 90% (-17%)	-90% to 90% (-30%)
IR correlation	-25% to 85% (18%)	-5% to 16% (15%)
Commodity and other	$1,220	$920
Option model:
Forward power price	$5 to $136 ($58) per MWh	$5 to $141 ($59) per MWh
Forward natural gas Price	$1 to $8 ($3) per MMBTu	N/M
Commodity volatility	14% to 95% (28%)	6% to 137% (29%)
Cross-commodity correlation	69% to 99% (96%)	54% to 99% (98%)
Liabilities Measured at Fair Value on a Recurring Basis
Corporate and other debt	$54	$50
Comparable pricing:
Bond price	1 to 100 points (28 points)	2 to 101 points (25 points)
Securities sold under agreements to repurchase	$449	$445
Discounted cash flow:
Funding spread	21 to 145 bps (71 / 61 bps)	18 to 109 bps (63 / 63 bps)
Other secured financings	$181	$306
Comparable pricing:
Loan price	66 to 89 points (72 points)	0 to 98 points (66 points)
Borrowings	$937	$608
Option model:
Equity volatility	9% to 93% (30%)	5% to 102% (44%)
Equity volatility skew	-4% to 1% (-1%)	-3% to 1% (-1%)
Equity correlation	10% to 100% (83%)	20% to 100% (84%)
Equity - FX correlation	-88% to 21% (-19%)	-70% to 30% (-19%)
Credit default swap model:
Credit spread	377 to 377 bps (377 bps)	325 to 325 bps (325 bps)
Discounted cash flow:
Loss given default	40% to 40% (40% / 40%)	40% to 40% (40% / 40%)

March 2026 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)

Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2026	At December 31, 2025
Nonrecurring Fair Value Measurement
Loans	$1,507	$1,319
Corporate loan model:
Credit spread	96 to 682 bps (280 bps)	87 to 967 bps (272 bps)
Comparable pricing:
Loan price	50 to 85 points (60 points)	50 to 100 points (67 points)
Warehouse model:
Credit spread	72 to 121 bps (100 bps)	66 to 113 bps (82 bps)
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
For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 4 to the financial statements in the 2025 Form 10-K. During the three months ended March 31, 2026, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
Net Asset Value Measurements
Fund Interests

	At March 31, 2026		At December 31, 2025
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity and other	$3,103	$664	$3,110	$671
Real estate	3,591	276	3,551	246
Hedge	80	1	72	1
Total	$6,774	$941	$6,733	$918
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
For a description of the Firm’s investments in private equity and other funds, real estate funds and hedge funds, which are measured based on NAV, see Note 4 to the financial statements in the 2025 Form 10-K.
See Note 13 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received. See Note 19 for information regarding unrealized carried interest at risk of reversal.
Nonredeemable Funds by Contractual Maturity

	Carrying Value at March 31, 2026
$ in millions	Private Equity and Other	Real Estate
Less than 5 years	$1,062	$2,471
5-10 years	1,585	1,088
Over 10 years	456	32
Total	$3,103	$3,591
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At March 31, 2026
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$3,070	$1,507	$4,577
Other assets—Other investments	—	67	67
Other assets—ROU assets	—	—	—
Total	$3,070	$1,574	$4,644
Liabilities
Other liabilities and accrued expenses—Lending commitments	$63	$24	$87
Total	$63	$24	$87

	At December 31, 2025
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,385	$1,319	$3,704
Other assets—Other investments	—	64	64
Other assets—ROU assets	20	—	20
Total	$2,405	$1,383	$3,788
Liabilities
Other liabilities and accrued expenses—Lending commitments	$53	$18	$71
Total	$53	$18	$71
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.

49	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended March 31,
$ in millions	2026	2025
Assets
Loans[2]	$(104)	$19
Other assets—Other investments[3]	—	(6)
Other assets—Premises, equipment and software[4]	(1)	(5)
Total	$(105)	$8
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$(16)	$(8)
Total	$(16)	$(8)
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
Financial Instruments Not Measured at Fair Value

	At March 31, 2026
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$133,529	$133,529	$—	$—	$133,529
Investment securities—HTM	50,546	9,768	31,870	1,355	42,993
Securities purchased under agreements to resell	128,880	—	127,577	1,299	128,876
Securities borrowed	154,570	—	154,569	—	154,569
Customer and other receivables	122,949	—	118,150	4,708	122,858
Loans[1]
Held for investment	276,683	—	29,068	245,334	274,402
Held for sale	17,231	—	10,805	6,603	17,408
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$419,378	$—	$419,926	$—	$419,926
Securities sold under agreements to repurchase	119,132	—	119,086	—	119,086
Securities loaned	19,589	—	19,588	—	19,588
Other secured financings	5,133	—	5,130	—	5,130
Customer and other payables	258,877	—	258,877	—	258,877
Borrowings	233,935	—	235,550	219	235,769
	Commitment Amount
Lending commitments[2]	$208,117	$—	$1,486	$1,317	$2,803

	At December 31, 2025
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$111,695	$111,695	$—	$—	$111,695
Investment securities—HTM	53,090	11,636	32,622	1,357	45,615
Securities purchased under agreements to resell	120,243	—	119,273	1,003	120,276
Securities borrowed	151,908	—	151,909	—	151,909
Customer and other receivables	108,189	—	103,458	4,682	108,140
Loans[1]
Held for investment	268,720	—	27,243	238,800	266,043
Held for sale	9,374	—	5,692	3,703	9,395
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$406,768	$—	$407,350	$—	$407,350
Securities sold under agreements to repurchase	77,843	—	77,832	—	77,832
Securities loaned	17,310	—	17,313	—	17,313
Other secured financings	4,732	—	4,729	—	4,729
Customer and other payables	226,342	—	226,342	—	226,342
Borrowings	216,456	—	220,547	200	220,747
	Commitment Amount
Lending commitments[2]	$208,435	$—	$1,145	$1,087	$2,232
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

March 2026 Form 10-Q	50

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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At March 31, 2026	At December 31, 2025
Business Unit Responsible for Risk Management
Equity	$67,292	$64,457
Interest rates	47,618	46,394
Commodities	14,482	13,665
Credit	6,217	6,094
Foreign exchange	2,024	1,869
Total	$137,633	$132,479
Net Revenues from Liabilities under the Fair Value Option

$ in millions	Trading Revenues	Interest Expense	Net Revenues[1]
Three Months Ended March 31, 2026
Borrowings	$2,545	$338	$2,207
Deposits	61	61	—
Three Months Ended March 31, 2025
Borrowings	$(1,788)	$200	$(1,988)
Deposits	(37)	53	(90)
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended March 31,
	2026		2025
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$16	$—	$(6)	$—
Lending commitments	(3)	—	(1)	—
Deposits	—	8	—	50
Borrowings	(9)	1,621	(9)	398

$ in millions	At March 31, 2026	At December 31, 2025
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(2,377)	$(4,005)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At March 31, 2026	At December 31, 2025
Loans and other receivables[2]	$10,785	$10,746
Nonaccrual loans[2]	8,292	8,146
Borrowings[3]	4,989	3,680
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
Fair Value Loans on Nonaccrual Status

$ in millions	At March 31, 2026	At December 31, 2025
Nonaccrual loans	$1,278	$1,240
Nonaccrual loans 90 or more days past due	236	124

51	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at March 31, 2026
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$4	$12	$—	$16
Foreign exchange	156	198	—	354
Total	160	210	—	370
Not designated as accounting hedges
Economic hedges of loans
Credit	16	86	—	102
Other derivatives
Interest rate	117,594	14,907	226	132,727
Credit	6,423	5,117	—	11,540
Foreign exchange	87,376	6,317	29	93,722
Equity	38,995	—	68,387	107,382
Commodity and other	17,926	—	7,433	25,359
Total	268,330	26,427	76,075	370,832
Total gross derivatives	$268,490	$26,637	$76,075	$371,202
Amounts offset
Counterparty netting	(187,210)	(24,012)	(72,903)	(284,125)
Cash collateral netting	(40,162)	(2,109)	—	(42,271)
Total in Trading assets	$41,118	$516	$3,172	$44,806
Amounts not offset[1]
Financial instruments collateral	(18,131)	—	—	(18,131)
Net amounts	$22,987	$516	$3,172	$26,675
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				$3,154

	Liabilities at March 31, 2026
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$500	$—	$—	$500
Foreign exchange	89	47	—	136
Equity	70	—	—	70
Total	659	47	—	706
Not designated as accounting hedges
Economic hedges of loans
Credit	43	687	—	730
Economic hedges of DCP
Equity	270	—	—	270
Other derivatives
Interest rate	106,028	14,484	186	120,698
Credit	6,207	4,702	—	10,909
Foreign exchange	80,645	5,497	169	86,311
Equity	61,955	—	68,777	130,732
Commodity and other	16,111	—	7,760	23,871
Total	271,259	25,370	76,892	373,521
Total gross derivatives	$271,918	$25,417	$76,892	$374,227
Amounts offset
Counterparty netting	(187,210)	(24,012)	(72,903)	(284,125)
Cash collateral netting	(42,860)	(1,384)	—	(44,244)
Total in Trading liabilities	$41,848	$21	$3,989	$45,858
Amounts not offset[1]
Financial instruments collateral	(7,054)	—	(22)	(7,076)
Net amounts	$34,794	$21	$3,967	$38,782
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				5,154

	Assets at December 31, 2025
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$4	$—	$—	$4
Foreign exchange	152	82	—	234
Total	156	82	—	238
Not designated as accounting hedges
Economic hedges of loans
Credit	3	32	—	35
Other derivatives
Interest rate	114,368	13,255	58	127,681
Credit	4,962	5,347	—	10,309
Foreign exchange	81,613	4,269	29	85,911
Equity	30,392	—	62,737	93,129
Commodity and other	13,953	—	2,509	16,462
Total	245,291	22,903	65,333	333,527
Total gross derivatives	$245,447	$22,985	$65,333	$333,765
Amounts offset
Counterparty netting	(174,466)	(21,165)	(62,796)	(258,427)
Cash collateral netting	(37,004)	(1,544)	—	(38,548)
Total in Trading assets	$33,977	$276	$2,537	$36,790
Amounts not offset[1]
Financial instruments collateral	(15,097)	—	—	(15,097)
Net amounts	$18,880	$276	$2,537	$21,693
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				$3,084

	Liabilities at December 31, 2025
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$532	$29	$—	$561
Foreign exchange	111	22	—	133
Total	643	51	—	694
Not designated as accounting hedges
Economic hedges of loans
Credit	45	586	—	631
Other derivatives
Interest rate	103,066	12,162	66	115,294
Credit	5,292	4,773	—	10,065
Foreign exchange	78,597	4,271	85	82,953
Equity	60,908	—	62,425	123,333
Commodity and other	12,578	—	2,598	15,176
Total	260,486	21,792	65,174	347,452
Total gross derivatives	$261,129	$21,843	$65,174	$348,146
Amounts offset
Counterparty netting	(174,466)	(21,165)	(62,796)	(258,427)
Cash collateral netting	(47,336)	(358)	—	(47,694)
Total in Trading liabilities	$39,327	$320	$2,378	$42,025
Amounts not offset[1]
Financial instruments collateral	(7,181)	(34)	(743)	(7,958)
Net amounts	$32,146	$286	$1,635	$34,067
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				$5,345
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

March 2026 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)
Notionals of Derivative Contracts

	Assets at March 31, 2026
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$133	$—	$133
Foreign exchange	8	4	—	12
Total	8	137	—	145
Not designated as accounting hedges
Economic hedges of loans
Credit	1	3	—	4
Other derivatives
Interest rate	4,794	9,089	743	14,626
Credit	333	208	—	541
Foreign exchange	4,139	326	14	4,479
Equity	966	—	951	1,917
Commodity and other	176	—	111	287
Total	10,409	9,626	1,819	21,854
Total gross derivatives	$10,417	$9,763	$1,819	$21,999

	Liabilities at March 31, 2026
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$3	$308	$—	$311
Foreign exchange	14	3	—	17
Equity	1	—	—	1
Total	18	311	—	329
Not designated as accounting hedges
Economic hedges of loans
Credit	2	20	—	22
Economic hedges of DCP
Equity	5	—	—	5
Other derivatives
Interest rate	4,889	9,303	1,070	15,262
Credit	334	195	—	529
Foreign exchange	4,067	300	22	4,389
Equity	913	—	1,324	2,237
Commodity and other	120	—	126	246
Total	10,330	9,818	2,542	22,690
Total gross derivatives	$10,348	$10,129	$2,542	$23,019

	Assets at December 31, 2025
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$—	$183	$—	$183
Foreign exchange	10	4	—	14
Total	10	187	—	197
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	4,779	4,143	574	9,496
Credit	248	170	—	418
Foreign exchange	3,641	238	10	3,889
Equity	813	—	813	1,626
Commodity and other	143	—	78	221
Total	9,624	4,551	1,475	15,650
Total gross derivatives	$9,634	$4,738	$1,475	$15,847

	Liabilities at December 31, 2025
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$3	$243	$—	$246
Foreign exchange	11	2	—	13
Total	14	245	—	259
Not designated as accounting hedges
Economic hedges of loans
Credit	2	17	—	19
Other derivatives
Interest rate	5,041	3,943	715	9,699
Credit	222	171	—	393
Foreign exchange	3,791	233	19	4,043
Equity	945	—	1,085	2,030
Commodity and other	119	—	86	205
Total	10,120	4,364	1,905	16,389
Total gross derivatives	$10,134	$4,609	$1,905	$16,648
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 6 to the financial statements in the 2025 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended
	March 31,
$ in millions	2026	2025
Fair value hedges—Recognized in Interest income
Interest rate contracts	$292	$(493)
Investment Securities—AFS	(283)	503
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(1,253)	$2,317
Deposits	252	(49)
Borrowings	1,009	(2,272)
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$217	$(435)
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	63	17
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$(338)	$17
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	(4)	(5)
Net change in cash flow hedges included within AOCI	(334)	22
Cash flow hedges—Equity contracts[1]
Recognized in OCI	$(58)	$—
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to Compensation and benefits expense	(1)	—
Net change in cash flow hedges included within AOCI	(57)	—
1.During the three months ended March 31, 2026, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of March 31, 2026, is approximately $(34) million. The maximum length of time over which forecasted cash flows are hedged is 37 months.

53	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Fair Value Hedges—Hedged Items

$ in millions	At March 31, 2026	At December 31, 2025
Investment Securities—AFS
Amortized cost basis currently or previously hedged[1]	$50,016	$55,451
Basis adjustments included in amortized cost[2]	$37	$217
Deposits
Carrying amount currently or previously hedged	$59,109	$53,224
Basis adjustments included in carrying amount[2]	$(103)	$149
Borrowings
Carrying amount currently or previously hedged	$215,796	$199,274
Basis adjustments included in carrying amount—Outstanding hedges	$(7,257)	$(6,252)
Basis adjustments included in carrying amount—Terminated hedges	$(619)	$(625)
1.Carrying amount represents the amortized cost. As of March 31, 2026, and December 31, 2025, the amortized cost of the portfolio layer method closed portfolios was $576 million and $589 million, respectively. The Firm designated $703 million and $703 million as hedged amounts as of March 31, 2026, and December 31, 2025, respectively, representing the total notional value of all outstanding layers in each portfolio, including both spot-starting and forward-starting layers. The cumulative amount of basis adjustments was $0.3 million as of March 31, 2026 and $2 million as of December 31, 2025. Refer to Note 2 to the financial statements in the 2025 Form 10-K and Note 7 herein for additional information.
2.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans and DCP

	Three Months Ended
	March 31,
$ in millions	2026	2025
Recognized in Other revenues
Credit contracts[1]	$(18)	$(17)
Recognized in Compensation and benefits expense
Equity contracts	$(83)	$—
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At March 31, 2026	At December 31, 2025
Net derivative liabilities with credit risk-related contingent features	$22,406	$26,023
Collateral posted	17,508	20,152
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At March 31, 2026
One-notch downgrade	$470
Two-notch downgrade	458
Bilateral downgrade agreements included in the amounts above[1]	$581
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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at March 31, 2026
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$18	$35	$39	$16	$108
Non-investment grade	7	16	15	3	41
Total	$25	$51	$54	$19	$149
Index and basket CDS
Investment grade	$7	$9	$11	$4	$31
Non-investment grade	7	41	214	88	350
Total	$14	$50	$225	$92	$381
Total CDS sold	$39	$101	$279	$111	$530
Other credit contracts	—	—	—	3	3
Total credit protection sold	$39	$101	$279	$114	$533
CDS protection sold with identical protection purchased					$458

	Years to Maturity at December 31, 2025
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$16	$34	$37	$11	$98
Non-investment grade	8	17	16	1	42
Total	$24	$51	$53	$12	$140
Index and basket CDS
Investment grade	$7	$8	$8	$—	$23
Non-investment grade	7	32	173	18	230
Total	$14	$40	$181	$18	$253
Total CDS sold	$38	$91	$234	$30	$393
Other credit contracts	—	—	—	3	3
Total credit protection sold	$38	$91	$234	$33	$396
CDS protection sold with identical protection purchased					$339

March 2026 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At March 31, 2026	At December 31, 2025
Single-name CDS
Investment grade	$2,125	$2,394
Non-investment grade	444	777
Total	$2,569	$3,171
Index and basket CDS
Investment grade	$1,026	$907
Non-investment grade	197	1,021
Total	$1,223	$1,928
Total CDS sold	$3,792	$5,099
Other credit contracts	116	146
Total credit protection sold	$3,908	$5,245
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At March 31, 2026	At December 31, 2025
Single name	$173	$172
Index and basket	354	232
Tranched index and basket	39	32
Total	$566	$436

	Fair Value Asset (Liability)
$ in millions	At March 31, 2026	At December 31, 2025
Single name	$(2,515)	$(3,363)
Index and basket	(574)	(1,209)
Tranched index and basket	(815)	(1,000)
Total	$(3,904)	$(5,572)
The Firm enters into credit derivatives, principally CDS, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Firm’s counterparties for these derivatives are banks, broker-dealers, and insurance and other financial institutions.
The fair value amounts as shown in the previous tables are prior to cash collateral or counterparty netting. For further information on credit derivatives and other credit contracts, see Note 6 to the financial statements in the 2025 Form 10-K.
7. Investment Securities
AFS and HTM Securities

	At March 31, 2026
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$80,724	$77	$63	$80,738
U.S. agency securities[2]	24,022	24	1,966	22,080
Agency CMBS	5,326	1	276	5,051
State and municipal securities	1,535	1	25	1,511
FFELP student loan ABS[3]	443	1	7	437
Unallocated basis adjustment[4]	—	—	—	—
Total AFS securities	112,050	104	2,337	109,817
HTM securities
U.S. Treasury securities	10,457	—	689	9,768
U.S. agency securities[2]	37,602	51	6,811	30,842
Agency CMBS	619	—	41	578
Non-agency CMBS	1,868	9	72	1,805
Total HTM securities	50,546	60	7,613	42,993
Total investment securities	$162,596	$164	$9,950	$152,810

	At December 31, 2025
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$80,745	$187	$25	$80,907
U.S. agency securities[2]	24,031	24	1,943	22,112
Agency CMBS	5,504	1	286	5,219
State and municipal securities	1,754	10	17	1,747
FFELP student loan ABS[3]	486	1	6	481
Unallocated basis adjustment[4]	2	—	2	—
Total AFS securities	112,522	223	2,279	110,466
HTM securities
U.S. Treasury securities	12,299	—	663	11,636
U.S. agency securities[2]	38,303	67	6,785	31,585
Agency CMBS	709	—	43	666
Non-agency CMBS	1,779	12	63	1,728
Total HTM securities	53,090	79	7,554	45,615
Total investment securities	$165,612	$302	$9,833	$156,081
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

55	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
AFS Securities in an Unrealized Loss Position

	At March 31, 2026		At December 31, 2025
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$22,092	$57	$47	$—
12 months or longer	3,183	6	7,440	25
Total	25,275	63	7,487	25
U.S. agency securities
Less than 12 months	1,031	3	75	—
12 months or longer	15,873	1,963	17,290	1,943
Total	16,904	1,966	17,365	1,943
Agency CMBS
Less than 12 months	58	—	133	—
12 months or longer	4,440	276	4,675	286
Total	4,498	276	4,808	286
State and municipal securities
Less than 12 months	786	11	360	4
12 months or longer	355	14	382	13
Total	1,141	25	742	17
FFELP student loan ABS
Less than 12 months	1	—	—	—
12 months or longer	359	7	383	6
Total	360	7	383	6
Unallocated basis adjustment	—	—	—	2
Total AFS securities in an unrealized loss position
Less than 12 months	23,968	71	615	4
12 months or longer	24,210	2,266	30,170	2,273
Unallocated basis adjustment	—	—	—	2
Total	$48,178	$2,337	$30,785	$2,279
For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2 in the 2025 Form 10-K and the Firm expects to recover the amortized cost basis of these securities. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of March 31, 2026 and December 31, 2025, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at March 31, 2026 and December 31, 2025 reflect an ACL of $62 million and $60 million, respectively, predominantly related to Non-agency CMBS. See Note 2 in the 2025 Form 10-K for a description of the ACL methodology used for HTM Securities.
As of March 31, 2026 and December 31, 2025, 96% and 97%, respectively, of the Firm’s portfolio of HTM securities were investment grade U.S. agency securities, U.S. Treasury securities and Agency CMBS, which were on accrual status and for which there is an underlying assumption of zero credit losses. Non-investment grade HTM securities primarily consisted of certain Non-agency CMBS securities, for which the expected credit losses were insignificant and were predominantly on accrual status at March 31, 2026 and December 31, 2025.
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, and FFELP student loan ABS.
Investment Securities by Contractual Maturity

	At March 31, 2026
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$31,053	$31,084	3.9%
After 1 year through 5 years	49,308	49,291	3.9%
After 5 years through 10 years	363	363	4.0%
Total	80,724	80,738
U.S. agency securities:
Due within 1 year	9	9	1.5%
After 1 year through 5 years	200	190	1.9%
After 5 years through 10 years	333	308	1.6%
After 10 years	23,480	21,573	3.2%
Total	24,022	22,080
Agency CMBS:
Due within 1 year	538	534	2.1%
After 1 year through 5 years	3,673	3,594	1.9%
After 5 years through 10 years	176	172	1.5%
After 10 years	939	751	1.6%
Total	5,326	5,051
State and municipal securities:
Due within 1 year	81	81	4.8%
After 1 year through 5 years	228	225	3.6%
After 5 years through 10 years	160	158	4.5%
After 10 Years	1,066	1,047	4.6%
Total	1,535	1,511
FFELP student loan ABS:
Due within 1 year	57	55	4.7%
After 1 year through 5 years	46	44	4.7%
After 5 years through 10 years	24	24	3.9%
After 10 years	316	314	4.8%
Total	443	437
Total AFS securities	$112,050	$109,817	3.6%

March 2026 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

	At March 31, 2026
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	$3,045	$3,033	2.3%
After 1 year through 5 years	5,656	5,489	2.6%
After 5 years through 10 years	203	178	1.3%
After 10 years	1,553	1,068	2.3%
Total	10,457	9,768
U.S. agency securities:
After 1 year through 5 years	141	135	2.0%
After 5 years through 10 years	13	13	2.4%
After 10 years	37,448	30,694	2.1%
Total	37,602	30,842
Agency CMBS:
Due within 1 year	167	164	1.2%
After 1 year through 5 years	310	295	1.4%
After 5 years through 10 years	119	100	1.6%
After 10 years	23	19	1.3%
Total	619	578
Non-agency CMBS:
Due within 1 year	128	127	4.8%
After 1 year through 5 years	871	841	4.4%
After 5 years through 10 years	312	288	4.6%
After 10 years	557	549	6.8%
Total	1,868	1,805
Total HTM securities	$50,546	$42,993	2.3%
Total investment securities	$162,596	$152,810	3.2%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At March 31, 2026, the annualized average yield, including the interest rate swap accrual of related hedges, was 3.8% for AFS securities contractually maturing within 1 year and 3.6% for all AFS securities.
4.Represents the amount of unallocated portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Portfolio layer method basis adjustments are not allocated to individual securities. Refer to Note 2 and Note 6 herein for additional information.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended March 31,
$ in millions	2026	2025
Gross realized gains	$8	$21
Gross realized (losses)	(3)	—
Total[1]	$5	$21
1.Realized gains and losses are recognized in Other revenues in the income statement.
8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At March 31, 2026
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$469,774	$(340,894)	$128,880	$(126,971)	$1,909
Securities borrowed	214,529	(59,959)	154,570	(151,606)	2,964
Liabilities
Securities sold under agreements to repurchase	$460,725	$(340,894)	$119,831	$(113,870)	$5,961
Securities loaned	79,548	(59,959)	19,589	(19,426)	163
Amounts for which master netting agreements are not in place or may not be legally enforceable, included in Net Amounts
Securities purchased under agreements to resell					$1,359
Securities borrowed					37
Securities sold under agreements to repurchase					4,035

	At December 31, 2025
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$471,144	$(350,901)	$120,243	$(117,509)	$2,734
Securities borrowed	218,753	(66,845)	151,908	(146,726)	5,182
Liabilities
Securities sold under agreements to repurchase	$429,440	$(350,901)	$78,539	$(72,407)	$6,132
Securities loaned	84,155	(66,845)	17,310	(17,213)	97
Amounts for which master netting agreements are not in place or may not be legally enforceable, included in Net Amounts
Securities purchased under agreements to resell					$1,277
Securities borrowed					38
Securities sold under agreements to repurchase					5,367
1.Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
For further discussion of the Firm’s collateralized transactions, see Notes 2 and 8 to the financial statements in the 2025 Form 10-K. For information related to offsetting of derivatives, see Note 6.
Gross Secured Financing Balances by Remaining Contractual Maturity

	At March 31, 2026
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$241,209	$107,743	$37,694	$74,079	$460,725
Securities loaned	62,564	1,393	319	15,272	79,548
Total included in the offsetting disclosure	$303,773	$109,136	$38,013	$89,351	$540,273
Trading liabilities— Obligation to return securities received as collateral	8,182	—	—	—	8,182
Total	$311,955	$109,136	$38,013	$89,351	$548,455

57	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2025
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$221,938	$122,291	$43,737	$41,474	$429,440
Securities loaned	70,433	—	321	13,401	84,155
Total included in the offsetting disclosure	$292,371	$122,291	$44,058	$54,875	$513,595
Trading liabilities— Obligation to return securities received as collateral	7,329	—	—	—	7,329
Total	$299,700	$122,291	$44,058	$54,875	$520,924
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At March 31, 2026	At December 31, 2025
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$236,030	$209,470
Other sovereign government obligations	153,526	159,444
Corporate equities	31,470	32,919
Other	39,699	27,607
Total	$460,725	$429,440
Securities loaned
Other sovereign government obligations	$330	$1,208
Corporate equities	76,630	81,063
Other	2,588	1,884
Total	$79,548	$84,155
Total included in the offsetting disclosure	$540,273	$513,595
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$7,746	$7,017
Other	436	312
Total	$8,182	$7,329
Total	$548,455	$520,924
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At March 31, 2026	At December 31, 2025
Trading assets	$52,356	$43,182
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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At March 31, 2026	At December 31, 2025
Collateral received with right to sell or repledge	$1,237,511	$1,190,694
Collateral that was sold or repledged[1]	948,004	900,282
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
Securities Segregated for Regulatory Purposes

$ in millions	At March 31, 2026	At December 31, 2025
Segregated securities[1]	$29,257	$22,256
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Customer Margin and Other Lending

$ in millions	At March 31, 2026	At December 31, 2025
Margin and other lending	$81,447	$83,871
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
For a further discussion of the Firm’s margin lending activities, see Note 8 to the financial statements in the 2025 Form 10-K.
Also included in the amounts in the previous table is non-purpose securities-based lending on entities in the Wealth Management business segment.
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 12.

March 2026 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)
Additionally, for certain secured financing transactions that meet applicable netting criteria, the Firm offset Other secured financing liabilities against financing receivables recorded within Trading assets in the amount of $3,348 million and $3,410 million as of March 31, 2026 and December 31, 2025, respectively.
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At March 31, 2026
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$8,911	$14,498	$23,409
Secured lending facilities	70,033	2,396	72,429
Commercial real estate	8,300	186	8,486
Residential real estate	73,529	5	73,534
Securities-based lending and Other	117,084	146	117,230
Total loans	277,857	17,231	295,088
ACL	(1,174)		(1,174)
Total loans, net	$276,683	$17,231	$293,914
Loans to non-U.S. borrowers, net	$36,036	$4,455	$40,491

	At December 31, 2025
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$7,277	$7,202	$14,479
Secured lending facilities	69,149	1,817	70,966
Commercial real estate	8,039	320	8,359
Residential real estate	72,403	5	72,408
Securities-based lending and Other	112,984	30	113,014
Total loans	269,852	9,374	279,226
ACL	(1,132)		(1,132)
Total loans, net	$268,720	$9,374	$278,094
Loans to non-U.S. borrowers, net	$34,532	$3,622	$38,154
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 9 to the financial statements in the 2025 Form 10-K.
Loans by Interest Rate Type

	At March 31, 2026		At December 31, 2025
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$86	$23,323	$1	$14,478
Secured lending facilities	525	71,904	525	70,440
Commercial real estate	331	8,156	327	8,032
Residential real estate	32,555	40,978	32,377	40,031
Securities-based lending and Other	27,254	89,976	27,681	85,334
Total loans, before ACL	$60,751	$234,337	$60,911	$218,315
See Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.
Loans Held for Investment before Allowance by Credit Quality and Origination Year

	At March 31, 2026			At December 31, 2025
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$3,226	$5,329	$8,555	$2,362	$4,580	$6,942
2026	34	118	152
2025	—	35	35	125	40	165
2024	79	50	129	79	50	129
2023	—	25	25	—	25	25
2022	—	—	—	—	—	—
Prior	15	—	15	15	1	16
Total	$3,354	$5,557	$8,911	$2,581	$4,696	$7,277

	At March 31, 2026			At December 31, 2025
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$15,118	$39,096	$54,214	$15,709	$37,915	$53,624
2026	481	1,887	2,368
2025	1,777	7,591	9,368	2,514	7,248	9,762
2024	48	1,688	1,736	78	2,620	2,698
2023	269	701	970	596	935	1,531
2022	9	843	852	13	957	970
Prior	11	514	525	7	557	564
Total	$17,713	$52,320	$70,033	$18,917	$50,232	$69,149

	At March 31, 2026			At December 31, 2025
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$33	$—	$33	$34	$—	$34
2026	—	730	730
2025	317	1,880	2,197	322	2,103	2,425
2024	568	1,384	1,952	577	1,385	1,962
2023	153	404	557	153	409	562
2022	236	1,164	1,400	332	1,094	1,426
Prior	36	1,395	1,431	37	1,593	1,630
Total	$1,343	$6,957	$8,300	$1,455	$6,584	$8,039

	At March 31, 2026
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$181	$43	$7	$231	$—	$231
2026	2,214	407	54	2,431	244	2,675
2025	8,862	1,648	182	9,662	1,030	10,692
2024	7,563	1,448	175	8,293	893	9,186
2023	5,924	1,282	185	6,600	791	7,391
2022	9,399	2,106	352	10,928	929	11,857
Prior	25,129	5,726	642	29,451	2,046	31,497
Total	$59,272	$12,660	$1,597	$67,596	$5,933	$73,529

59	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2025
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$172	$40	$7	$219	$—	$219
2025	9,096	1,666	189	9,900	1,051	10,951
2024	7,825	1,480	184	8,571	918	9,489
2023	6,099	1,315	187	6,788	813	7,601
2022	9,613	2,138	355	11,159	947	12,106
Prior	25,543	5,841	653	29,944	2,093	32,037
Total	$58,348	$12,480	$1,575	$66,581	$5,822	$72,403

	At March 31, 2026
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$101,730	$647	$1,622	$103,999
2026	425	7	254	686
2025	2,384	173	684	3,241
2024	1,017	640	225	1,882
2023	621	126	956	1,703
2022	100	222	1,156	1,478
Prior	249	1,127	2,719	4,095
Total	$106,526	$2,942	$7,616	$117,084

	At December 31, 2025
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$97,840	$639	$1,615	$100,094
2025	2,437	199	808	3,444
2024	1,132	690	180	2,002
2023	655	126	981	1,762
2022	132	170	1,260	1,562
Prior	245	1,013	2,862	4,120
Total	$102,441	$2,837	$7,706	$112,984
IG—Investment Grade
NIG—Non-investment Grade
1. Securities-based loans are subject to collateral maintenance provisions, and at March 31, 2026 and December 31, 2025, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2025 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment, which typically consist of bespoke lending arrangements provided to ultra-high worth net clients. These facilities are generally secured by eligible collateral.
Past Due Loans Held for Investment before Allowance1

$ in millions	At March 31, 2026	At December 31, 2025
Commercial real estate	$187	$129
Residential real estate	200	298
Securities-based lending and Other	—	41
Total	$387	$468
1.As of March 31, 2026 and December 31, 2025, the majority of the amounts were 90 days or more past due.
Nonaccrual Loans Held for Investment before Allowance1

$ in millions	At March 31, 2026	At December 31, 2025
Corporate	$150	$203
Secured lending facilities	12	14
Commercial real estate	465	476
Residential real estate	195	208
Securities-based lending and Other	201	246
Total	$1,023	$1,147
Nonaccrual loans without an ACL	$174	$180
1.There were no loans held for investment that were 90 days or more past due and still accruing as of March 31, 2026 and December 31, 2025. For further information on the Firm’s nonaccrual policy, see Note 2 to the financial statements in the 2025 Form 10-K.
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
Modified Loans Held for Investment
Period-end loans held for investment modified during the following periods1

	Three Months Ended March 31,
	2026		2025
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$13	0.1%	$42	0.5%
Secured lending facilities	12	—%	41	0.1%
Commercial real estate	—	—%	292	3.4%
Securities-based lending and Other	5	—%	34	—%
Total	$30	—%	$409	0.2%
Other-than-insignificant Payment Delay
Securities-based lending and Other	—	—%	30	—%
Total	$—	—%	$30	—%
Total Modifications	$30	—%	$439	0.3%
1.Lending commitments to borrowers for which the Firm has modified terms of the receivable during the three months ended March 31, 2026 and 2025, were $887 million and $214 million, as of March 31, 2026 and 2025, respectively.
2.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.

Financial Effect of Modifications on Loans Held for Investment

	Three Months Ended March 31, 2026[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	29	0	$—	—%
Secured lending facilities	1	0	—	—%
Securities-based lending and Other	24	0	—	—%

March 2026 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2025[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	37	0	$—	—%
Secured lending facilities	3	0	—	—%
Commercial real estate	1	0	—	—%
Securities-based lending and Other	12	11	—	—%
1.In instances where more than one loan was modified, modification impact is presented on a weighted-average basis.
Performance of Loans Held for Investment Modified in the Last 12 Months

	At March 31, 2026
$ in millions	Current and less than 30 days past due	30-89 days past due	90+ days past due	Total
Corporate	$221	$—	$—	$221
Secured lending facilities	20	—	—	20
Commercial real estate	470	—	—	470
Residential real estate	7	2	—	9
Securities-based lending and Other	416	—	—	416
Total	$1,134	$2	$—	$1,136

	At March 31, 2025
$ in millions	Current and less than 30 days past due	30-89 days past due	90+ days past due	Total
Corporate	$185	$—	$—	$185
Secured lending facilities	42	—	—	42
Commercial real estate	423	—	63	486
Residential real estate	3	—	—	3
Securities-based lending and Other	149	—	—	149
Total	$802	$—	$63	$865
At March 31, 2026, there were no loans held for investment that defaulted during the three months ended March 31, 2026 that had been modified in the 12 month period prior to default. At March 31, 2025 there was one commercial real estate loan held for investment with an amortized cost of $63 million that defaulted during the three months ended March 31, 2025 that had been modified in the 12 month period prior to default.
Allowance for Credit Losses Rollforward and Allocation—Loans and Lending Commitments

	Three Months Ended March 31, 2026
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$260	$201	$283	$127	$261	$1,132
Gross charge-offs	(16)	—	(11)	—	(10)	(37)
Provision (release)	(2)	18	56	4	6	82
Other	(2)	(1)	—	—	—	(3)
Ending balance	$240	$218	$328	$131	$257	$1,174
Percent of loans to total loans[1]	3%	25%	3%	27%	42%	100%
ACL—Lending commitments
Beginning balance	$625	$137	$12	$5	$19	$798
Provision (release)	31	(16)	4	—	(3)	16
Other	(7)	(1)	—	—	1	(7)
Ending balance	$649	$120	$16	$5	$17	$807
Total ending balance	$889	$338	$344	$136	$274	$1,981

	Three Months Ended March 31, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$200	$140	$373	$97	$256	$1,066
Gross charge-offs	—	—	(31)	—	—	(31)
Recoveries	—	—	8	—	—	8
Net (charge-offs)/ recoveries	—	—	(23)	—	—	(23)
Provision (release)	2	7	24	23	25	81
Other	3	2	5	—	(1)	9
Ending balance	$205	$149	$379	$120	$280	$1,133
Percent of loans to total loans[1]	3%	22%	4%	29%	42%	100%
ACL—Lending commitments
Beginning balance	$507	$88	$40	$4	$17	$656
Provision (release)	37	41	(27)	—	3	54
Other	5	1	—	—	2	8
Ending balance	$549	$130	$13	$4	$22	$718
Total ending balance	$754	$279	$392	$124	$302	$1,851
CRE—Commercial real estate
SBL—Securities-based lending
1.Percentage of loans to total loans represents loans held for investment by loan type to total loans held for investment.
The allowance for credit losses for loans and lending commitments increased during the three months ended March 31, 2026, primarily related to certain commercial real estate loans and increased macroeconomic uncertainty. Charge-offs in the current quarter were primarily related to commercial real estate and corporate loans.
The base scenario used in the Firm’s ACL models as of March 31, 2026 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. The Firm’s ACL models incorporate key macroeconomic variables, including U.S. real GDP growth rate with the base scenario for the quarter incorporating expectations of continued economic growth relative to the prior quarter forecast. Other key macroeconomic variables used in the Firm’s ACL models

61	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
include corporate credit spreads, interest rates and commercial real estate indices. The significance of these key macroeconomic variables on the Firm’s ACL models varies depending on portfolio composition and economic conditions. The Firm also considered increased macroeconomic uncertainty in determining the aggregate allowance for credit losses for the current quarter. For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 9 to the financial statements in the 2025 Form 10-K.
Gross Charge-offs by Origination Year

	Three Months Ended March 31, 2026
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(16)	$—	$—	$—	$—	$(16)
Prior	—	—	(11)	—	(10)	(21)
Total	$(16)	$—	$(11)	$—	$(10)	$(37)

	Three Months Ended March 31, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
2022	$—	$—	$(10)	$—	$—	$(10)
Prior	—	—	(21)	—	—	(21)
Total	$—	$—	$(31)	$—	$—	$(31)
CRE—Commercial real estate
SBL—Securities-based lending
Selected Credit Ratios

	At March 31, 2026	At December 31, 2025
ACL for loans to total HFI loans	0.4%	0.4%
Nonaccrual HFI loans to total HFI loans	0.4%	0.4%
ACL for loans to nonaccrual HFI loans	114.8%	98.7%
Employee Loans

$ in millions	At March 31, 2026	At December 31, 2025
Currently employed by the Firm[1]	$4,830	$4,769
No longer employed by the Firm[2]	87	89
Employee loans	$4,917	$4,858
ACL	(118)	(127)
Employee loans, net of ACL	$4,799	$4,731
Remaining repayment term, weighted average in years	5.7	5.7
1.These loans are predominantly current.
2.These loans are predominantly past due for a period of 90 days or more.
Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management financial advisors, are full recourse and generally require periodic repayments, and are due in full upon termination of employment with the Firm. These loans are recorded in Customer and other receivables in the balance sheet. See Note 2 to the financial statements in the 2025 Form 10-K for a description of the CECL allowance methodology, including credit quality indicators, for employee loans.

10. Other Assets
Equity Method Investments

$ in millions	At March 31, 2026	At December 31, 2025
Investments	$2,175	$2,054

	Three Months Ended March 31,
$ in millions	2026	2025
Income (loss)	$87	$62
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
Japanese Securities Joint Venture

	Three Months Ended March 31,
$ in millions	2026	2025
Income (loss) from investment in MUMSS	$50	$36
For more information on MUMSS and other relationships with MUFG, see Note 11 to the financial statements in the 2025 Form 10-K.
Tax Equity Investments
The Firm invests in tax equity investment interests which entitle the Firm to a share of tax credits and other income tax benefits generated by the projects underlying the investments. The Firm accounts for certain renewable energy and other tax equity investments programs using the proportional amortization method.
Tax Equity Investments under the Proportional Amortization Method

$ in millions	At March 31, 2026	At December 31, 2025
Low-income housing	$1,877	$1,897
Renewable energy and other	26	28
Total[1,2]	$1,903	$1,925
1.Amounts include unfunded equity contributions of $681 million and $707 million as of March 31, 2026 and December 31, 2025, respectively. The corresponding liabilities for the commitments to fund these equity contributions are recorded in Other liabilities and accrued expenses. The majority of these commitments are expected to be funded within 5 years.
2.Amounts exclude $44 million and $45 million as of March 31, 2026 and December 31, 2025, respectively, of tax equity investments within programs for which the Firm elected the proportional amortization method that do not meet the conditions to apply the proportional amortization method, which are accounted for as equity method investments.

Income tax credits and other income tax benefits recognized as well as proportional amortization are included in the Provision for income taxes line in the consolidated income statement and in the Depreciation and amortization line in the consolidated cash flow statement.

March 2026 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)
Net Benefits Attributable to Tax Equity Investments under the Proportional Amortization Method

	Three Months Ended March 31,
$ in millions	2026	2025
Income tax credits and other income tax benefits	$78	$75
Proportional amortization	(64)	(62)
Net benefits included in income tax expense	14	13
Other income	1	—
Net benefits	$15	$13
11. Deposits
Deposits

$ in millions	At March 31, 2026	At December 31, 2025
Savings and demand deposits	$318,845	$315,883
Time deposits	109,126	99,640
Total	$427,971	$415,523
Deposits subject to FDIC insurance	$338,444	$331,322
Deposits not subject to FDIC insurance	$89,527	$84,201
Time Deposit Maturities

$ in millions	At March 31, 2026
2026	$40,213
2027	27,733
2028	17,868
2029	11,438
2030	9,652
Thereafter	2,222
Total	$109,126
12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At March 31, 2026	At December 31, 2025
Original maturities of one year or less	$8,558	$7,254
Original maturities greater than one year:
Senior	$349,390	$329,502
Subordinated	13,620	12,179
Total greater than one year	$363,010	$341,681
Total	$371,568	$348,935
Weighted average stated maturity, in years[1]	6.3	6.3
1.Only includes borrowings with original maturities greater than one year.
Other Secured Financings

$ in millions	At March 31, 2026	At December 31, 2025
Original maturities:
One year or less	$15,143	$13,892
Greater than one year	7,523	7,711
Total	$22,666	$21,603
Transfers of assets accounted for as secured financings	$10,140	$9,713
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
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at March 31, 2026
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$19,756	$48,423	$80,382	$6,559	$155,120
Secured lending facilities	6,309	8,156	10,132	6,524	31,121
Commercial and Residential real estate	423	45	165	466	1,099
Securities-based lending and Other	17,475	3,404	247	507	21,633
Forward-starting secured financing receivables[1]	156,477	2,278	—	—	158,755
Central counterparty	15,226	—	—	—	15,226
Investment activities	2,177	580	108	502	3,367
Letters of credit and other financial guarantees	32	—	—	4	36
Total	$217,875	$62,886	$91,034	$14,562	$386,357
Lending commitments participated to third parties					$13,373
1.These amounts primarily include secured financing receivables yet to settle as of March 31, 2026, with settlement generally occurring within three business days. These amounts also include commitments to enter into certain collateralized financing transactions.
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 14 to the financial statements in the 2025 Form 10-K.

63	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Guarantees

	At March 31, 2026
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,522,376	$795,403	$210,745	$602,124	$(58,510)
Standby letters of credit and other financial guarantees issued[2,3]	1,672	957	1,264	2,577	15
Liquidity facilities	3,549	—	—	—	3
Whole loan sales guarantees	34	—	1	23,071	—
Securitization representations and warranties[4]	—	—	—	98,492	—
General partner guarantees	122	119	95	27	(58)
Client clearing guarantees	1,957	—	—	—	—
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
3.As of March 31, 2026, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $52 million.
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
For more information on the nature of the obligations and related business activities for our guarantees, see Note 14 to the financial statements in the 2025 Form 10-K.
Other Guarantees and Indemnities
In the normal course of business, the Firm provides guarantees and indemnifications in a variety of transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications related to indemnities, market value guarantees, exchange and clearinghouse member guarantees, futures and over-the-counter derivatives clearing guarantees and merger and acquisition guarantees are described in Note 14 to the financial statements in the 2025 Form 10-K.
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
Contingencies
Legal
In addition to the matters described below, in the normal course of business, the Firm has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the third-party entities that are, or would otherwise be, the primary defendants in such cases are bankrupt, in financial distress, or may not honor applicable indemnification obligations. These actions have included, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our wealth management businesses, Markets business, and our activities in the capital markets.
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

March 2026 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)
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

Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 17, 2025, the court granted final approval of the settlement. The claims brought by the three operators of swap execution facilities remain pending, and on March 12, 2026, defendants filed a motion for summary judgment.

The Firm is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision, which the Supreme Court denied on April 20, 2026.

65	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At March 31, 2026		At December 31, 2025
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$1,115	$517	$468	$2
Investment vehicles[2]	654	384	263	5
MTOB	1,631	1,529	1,781	1,651
Other	120	5	47	3
Total	$3,520	$2,435	$2,559	$1,661
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
2.Amounts include investment funds and CLOs.

March 2026 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At March 31, 2026	At December 31, 2025
Assets
Cash and cash equivalents	$37	$19
Trading assets at fair value	2,368	1,216
Investment securities	1,110	1,318
Customer and other receivables	4	5
Other assets	1	1
Total	$3,520	$2,559
Liabilities
Trading liabilities at fair value	$2	$—
Other secured financings	$2,419	$1,653
Other liabilities and accrued expenses	11	5
Borrowings	3	3
Total	$2,435	$1,661
Noncontrolling interests	$71	$145
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
Non-consolidated VIEs

	At March 31, 2026
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$227,153	$2,897	$5,014	$5,074	$90,508
Maximum exposure to loss[3]
Debt and equity interests	$30,156	$293	$—	$2,595	$12,253
Derivative and other contracts	—	—	3,549	—	5,152
Commitments, guarantees and other	10,726	—	—	—	182
Total	$40,882	$293	$3,549	$2,595	$17,587
Carrying value of variable interests—Assets
Debt and equity interests	$30,156	$293	$—	$2,048	$12,253
Derivative and other contracts	—	—	5	—	2,166
Total	$30,156	$293	$5	$2,048	$14,419
Additional VIE assets owned[4]					$16,934
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$2	$—	$889

	At December 31, 2025
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$218,543	$3,432	$4,620	$4,535	$87,118
Maximum exposure to loss[3]
Debt and equity interests	$32,074	$158	$—	$2,611	$11,904
Derivative and other contracts	—	—	3,258	—	4,473
Commitments, guarantees and other	10,414	—	—	—	190
Total	$42,488	$158	$3,258	$2,611	$16,567
Carrying value of variable interests–Assets
Debt and equity interests	$32,074	$158	$—	$1,967	$11,904
Derivative and other contracts	—	—	5	—	2,010
Total	$32,074	$158	$5	$1,967	$13,914
Additional VIE assets owned[4]					$15,907
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$2	$—	$780
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
Liabilities issued by VIEs generally are non-recourse to the Firm.

67	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Detail of Mortgage- and Asset-Backed Securitization Assets

	At March 31, 2026		At December 31, 2025
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$21,998	$2,809	$20,130	$3,183
Commercial mortgages	89,820	8,966	96,473	11,251
U.S. agency collateralized mortgage obligations	63,643	6,839	58,876	7,136
Other consumer or commercial loans	51,692	11,542	43,064	10,504
Total	$227,153	$30,156	$218,543	$32,074
Transferred Assets with Continuing Involvement

	At March 31, 2026
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$16,467	$88,320	$14,017	$13,787
Retained interests
Investment grade	$286	$504	$858	$—
Non-investment grade	540	1,105	—	107
Total	$826	$1,609	$858	$107
Interests purchased in the secondary market[3]
Investment grade	$97	$50	$20	$—
Non-investment grade	13	33	—	10
Total	$110	$83	$20	$10
Derivative assets	$—	$—	$—	$1,712
Derivative liabilities	—	—	—	722

	At December 31, 2025
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$15,089	$84,729	$18,230	$13,312
Retained interests
Investment grade	$288	$456	$1,127	$—
Non-investment grade	460	1,131	—	123
Total	$748	$1,587	$1,127	$123
Interests purchased in the secondary market[3]
Investment grade	$62	$62	$52	$—
Non-investment grade	14	30	—	—
Total	$76	$92	$52	$—
Derivative assets	$—	$—	$—	$1,522
Derivative liabilities	—	—	—	733

	Fair Value At March 31, 2026
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,072	$—	$1,072
Non-investment grade	95	72	167
Total	$1,167	$72	$1,239
Interests purchased in the secondary market[3]
Investment grade	$146	$21	$167
Non-investment grade	26	30	56
Total	$172	$51	$223
Derivative assets	$1,712	$—	$1,712
Derivative liabilities	722	—	722

	Fair Value At December 31, 2025
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,346	$—	$1,346
Non-investment grade	122	58	180
Total	$1,468	$58	$1,526
Interests purchased in the secondary market[3]
Investment grade	$176	$—	$176
Non-investment grade	22	22	44
Total	$198	$22	$220
Derivative assets	$1,522	$—	$1,522
Derivative liabilities	733	—	733
RML—Residential mortgage loans
CML—Commercial mortgage loans
1.Amounts include CLO transactions managed by unrelated third parties.
2.Amounts include assets transferred by unrelated transferors.
3.Amounts include transactions where the Firm also holds retained interests as part of the transfer.
The previous tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment. The transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statement. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. Certain retained interests are carried at fair value in the balance sheet with changes in fair value recognized in the income statement. Fair value for these interests is measured using techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Note 2 in the 2025 Form 10-K and Note 4 herein. Further, as permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the following Assets Sold with Retained Exposure table.
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended March 31,
$ in millions	2026	2025
New transactions[1]	$11,965	$14,310
Retained interests	3,478	2,780
1.Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).

March 2026 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)
Assets Sold with Retained Exposure

$ in millions	At March 31, 2026	At December 31, 2025
Gross cash proceeds from sale of assets[1]	$99,348	$112,395
Fair value
Assets sold	$96,748	$113,159
Derivative assets recognized in the balance sheet	777	1,201
Derivative liabilities recognized in the balance sheet	3,376	438
1.The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
The Firm enters into transactions in which it sells securities, primarily equities, and contemporaneously enters into bilateral OTC derivatives with the purchasers of the securities, through which it retains exposure to the sold securities.
For a discussion of the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 15 to the financial statements in the 2025 Form 10-K.
15. Regulatory Requirements
Regulatory Capital Framework and Requirements
For a discussion of the Firm’s regulatory capital framework, see Note 16 to the financial statements in the 2025 Form 10-K.
The Firm is required to maintain minimum risk-based and leverage-based capital ratios under regulatory capital requirements. A summary of the calculations of regulatory capital and RWA follows.
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital conservation buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At March 31, 2026 and December 31, 2025, the differences between the actual and required ratios were lower under the Standardized Approach.
Capital Buffer Requirements

	At March 31, 2026 and December 31, 2025
	Standardized	Advanced
Capital buffers
Fixed 2.5% buffer	—%	2.5%
SCB	4.3%	N/A
G-SIB capital surcharge	3.0%	3.0%
CCyB[1]	—%	—%
Capital conservation buffer requirement	7.3%	5.5%
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
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At March 31, 2026 and December 31, 2025
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	11.8%	10.0%
Tier 1 capital ratio	6.0%	13.3%	11.5%
Total capital ratio	8.0%	15.3%	13.5%
1.Required ratios represent the regulatory minimum plus the capital conservation buffer requirement.
The Firm’s Regulatory Capital and Capital Ratios
Risk-based capital

	Standardized
$ in millions	At March 31, 2026	At December 31, 2025
Risk-based capital
CET1 capital	$84,546	$83,153
Tier 1 capital	94,235	92,728
Total capital	106,481	103,449
Total RWA	559,080	552,515
Risk-based capital ratio
CET1 capital	15.1%	15.0%
Tier 1 capital	16.9%	16.8%
Total capital	19.0%	18.7%
Required ratio[1]
CET1 capital	11.8%	11.8%
Tier 1 capital	13.3%	13.3%
Total capital	15.3%	15.3%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

69	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Leveraged-based capital

$ in millions	At March 31, 2026	At December 31, 2025
Leveraged-based capital
Adjusted average assets[1]	$1,535,246	$1,383,314
Supplementary leverage exposure[2]	1,876,478	1,717,775
Leveraged-based capital ratio
Tier 1 leverage	6.1%	6.7%
SLR	5.0%	5.4%
Required ratio[3]
Tier 1 leverage	4.0%	4.0%
SLR[4]	3.5%	5.0%
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
4.As of January 1, 2026, the Firm and its U.S. Bank Subsidiaries elected to early adopt the final rulemaking on changes to the enhanced supplementary leverage ratio (“eSLR”) by the U.S. banking agencies, which removed the eSLR threshold for a covered depository institution to be considered well-capitalized and instead implemented the eSLR as a buffer standard. Under the final rule, the eSLR buffer applicable to U.S. G-SIBs equals 50% of each BHC’s Method 1 G-SIB capital surcharge, which equates to 0.5% for the Firm, applied above the 3.0% minimum SLR requirement.
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
At March 31, 2026 and December 31, 2025, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules.
MSBNA’s Regulatory Capital1

	Well-Capitalized Requirement	Required Ratio[2]	At March 31, 2026		At December 31, 2025
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$42,136	19.5%	$25,545	20.3%
Tier 1 capital	8.0%	8.5%	42,136	19.5%	25,545	20.3%
Total capital	10.0%	10.5%	43,207	20.0%	26,423	21.0%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$42,136	11.0%	$25,545	10.1%
SLR[3,4]	N/A	3.5%	42,136	7.4%	25,545	7.6%

MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[2]	At March 31, 2026		At December 31, 2025
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$18,052	27.1%	$17,298	26.1%
Tier 1 capital	8.0%	8.5%	18,052	27.1%	17,298	26.1%
Total capital	10.0%	10.5%	18,416	27.7%	17,665	26.6%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$18,052	7.0%	$17,298	7.0%
SLR[3,4]	N/A	3.5%	18,052	6.9%	17,298	6.8%
1.MSBNA’s regulatory capital and capital ratios are presented as historically reported and have not been retrospectively adjusted to reflect the merger of the MSCS fixed income business into MSBNA and MSBNA’s acquisition of MSESE in the first quarter of 2026, as the Firm assesses these measures based on the legal-entity structures in effect during the applicable period.
2.Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the ability to make capital distributions, including the payment of dividends.
3.Beginning January 1, 2026, MSBNA and MSPBNA were subject to a 3.5% SLR standard (inclusive of a 0.5% eSLR buffer based on Method 1 G-SIB capital surcharge of 1.0%). The eSLR buffer applicable to U.S. G-SIBs’ insured depository institution subsidiaries has the same form and calibration as the BHC-level standard but is capped at 1.0%, applied above the 3.0% minimum SLR requirement.
4.As of December 31, 2025, the SLR well-capitalized requirement and required ratio was 6.0% and 3.0%, respectively, for both MSBNA and MSPBNA.
Additionally, MSBNA is conditionally registered with the SEC as a security-based swap dealer and is registered with the CFTC as a swap dealer. However, as MSBNA is prudentially regulated as a bank, its capital requirements continue to be determined by the OCC.
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At March 31, 2026	At December 31, 2025
Net capital	$19,088	$19,272
Excess net capital	13,283	13,905
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

March 2026 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)
requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At March 31, 2026 and December 31, 2025, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
Certain other subsidiaries are also subject to various regulatory capital requirements. Such subsidiaries include the following, each of which operated with capital in excess of their respective regulatory capital requirements as of March 31, 2026 and December 31, 2025, as applicable:
•MSSB,
•MSIP,
•MSESE,
•MSMS,
•MSCS, and
•MSCG.
See Note 16 to the financial statements in the 2025 Form 10-K for further information.
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At March 31, 2026	Liquidation Preference per Share	At March 31, 2026	At December 31, 2025
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	1,000
Q	40,000	25,000	1,000	1,000
Total			$9,750	$9,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
For a description of Series A through Series Q preferred stock, see Note 17 to the financial statements in the 2025 Form 10-K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
Share Repurchases

	Three Months Ended March 31,
$ in millions	2026	2025
Repurchases of common stock under the Firm’s Share Repurchase Authorization	$1,750	$1,000
On July 1, 2025, the Firm announced that its Board of Directors reauthorized a multi-year repurchase program of up to $20 billion of outstanding common stock (the “Share Repurchase Authorization”), without a set expiration date, beginning in the third quarter of 2025, which will be exercised from time to time as conditions warrant and is subject to limitations on distributions from the Federal Reserve. For more information on share repurchases, see Note 17 to the financial statements in the 2025 Form 10-K.
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended March 31,
in millions	2026	2025
Weighted average common shares outstanding, basic	1,561	1,584
Effect of dilutive RSUs and PSUs	15	16
Weighted average common shares outstanding and common stock equivalents, diluted	1,576	1,600
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	9	4
Dividends

$ in millions, except per share data	Three Months Ended March 31,
	2026		2025
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$290	$13	$329	$14
C	25	13	25	13
E	445	15	445	15
F	430	15	430	15
I	398	16	398	16
K	366	15	366	15
L	305	6	305	6
M2	29	12	29	12
N	1,806	5	1,967	6
O	266	13	266	14
P	406	16	406	16
Q	414	17	414	16
Total Preferred stock		$156		$158
Common stock	$1.00	$1,589	$0.925	$1,492
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.

71	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Accumulated Other Comprehensive Income (Loss) Rollforward

	Three Months Ended March 31, 2026
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,170)	$(1,585)	$(558)	$(2,995)	$23	$(6,285)
OCI activity:
Pre-Tax Gain (Loss)	45	(171)	—	1,619	(396)	1,097
Tax effect	(63)	41	—	(397)	94	(325)
After-tax Gain (Loss)	(18)	(130)	—	1,222	(302)	772
Non-Controlling Interests	(12)	—	—	15	—	3
OCI Activity	(6)	(130)	—	1,207	(302)	769
Reclassified to Earnings:
Pre-tax Reclass.	—	(6)	5	9	5	13
Tax effect	—	1	(1)	(2)	(1)	(3)
Reclass. After-tax	—	(5)	4	7	4	10
Net OCI Activity	(6)	(135)	4	1,214	(298)	779
Ending Balance	$(1,176)	$(1,720)	$(554)	$(1,781)	$(275)	$(5,506)

	Three Months Ended March 31, 2025
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,477)	$(2,573)	$(583)	$(2,146)	$(35)	$(6,814)
OCI activity:
Pre-Tax Gain (Loss)	54	491	—	439	17	1,001
Tax effect	134	(117)	—	(108)	(4)	(95)
After-tax Gain (Loss)	188	374	—	331	13	906
Non-Controlling Interests	43	—	—	7	—	50
OCI Activity	145	374	—	324	13	856
Reclassified to Earnings:
Pre-tax Reclass.	—	(21)	5	9	5	(2)
Tax effect	—	5	(3)	(2)	(1)	(1)
Reclass. After-tax	—	(16)	2	7	4	(3)
Net OCI Activity	145	358	2	331	17	853
Ending Balance	$(1,332)	$(2,215)	$(581)	$(1,815)	$(18)	$(5,961)
17. Interest Income and Interest Expense

	Three Months Ended March 31,
$ in millions	2026	2025
Interest income
Cash and cash equivalents	$699	$659
Investment securities	1,343	1,280
Loans	3,582	3,325
Securities purchased under agreements to resell[1]	3,494	3,416
Securities borrowed[2]	1,698	1,116
Trading assets, net of Trading liabilities	1,934	1,439
Customer receivables and Other	2,523	2,513
Total interest income	$15,273	$13,748
Interest expense
Deposits	$2,557	$2,522
Borrowings	3,183	3,018
Securities sold under agreements to repurchase[3]	3,615	3,069
Securities loaned[4]	771	256
Customer payables and Other	2,444	2,530
Total interest expense	$12,570	$11,395
Net interest	$2,703	$2,353
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
Accrued Interest

$ in millions	At March 31, 2026	At December 31, 2025
Customer and other receivables	$4,666	$4,051
Customer and other payables	4,619	4,663
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

March 2026 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)
19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended March 31, 2026
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,116	$224	$—	$(51)	$2,289
Trading	6,598	120	(10)	22	6,730
Investments	47	33	66	—	146
Commissions and fees[1]	1,005	783	—	(98)	1,690
Asset management[1,2]	233	5,079	1,496	(78)	6,730
Other	182	110	3	(3)	292
Total non-interest revenues	10,181	6,349	1,555	(208)	17,877
Interest income	11,822	3,646	22	(217)	15,273
Interest expense	11,282	1,476	42	(230)	12,570
Net interest	540	2,170	(20)	13	2,703
Net revenues	$10,721	$8,519	$1,535	$(195)	$20,580
Provision for credit losses	$92	$6	$—	$—	$98
Compensation and benefits[3]	3,264	4,648	630	—	8,542
Non-compensation expenses[3]	3,204	1,274	625	(174)	4,929
Total non-interest expenses	$6,468	$5,922	$1,255	$(174)	$13,471
Income before provision for income taxes	4,161	2,591	280	(21)	7,011
Provision for income taxes	796	544	38	(5)	1,373
Net income	3,365	2,047	242	(16)	5,638
Net income applicable to noncontrolling interests	71	—	—	—	71
Net income applicable to Morgan Stanley	$3,294	$2,047	$242	$(16)	$5,567
Pre-tax margin[4]	39%	30%	18%	N/M	34%

	Three Months Ended March 31, 2025
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,559	$190	$—	$(38)	$1,711
Trading	5,113	(12)	(7)	17	5,111
Investments	149	33	187	—	369
Commissions and fees[1]	869	695	—	(83)	1,481
Asset management[1,2]	191	4,396	1,451	(75)	5,963
Other	633	123	—	(5)	751
Total non-interest revenues	8,514	5,425	1,631	(184)	15,386
Interest income	10,073	3,959	23	(307)	13,748
Interest expense	9,604	2,057	52	(318)	11,395
Net interest	469	1,902	(29)	11	2,353
Net revenues	$8,983	$7,327	$1,602	$(173)	$17,739
Provision for credit losses	$91	$44	$—	$—	$135
Compensation and benefits[3]	2,854	3,999	668	—	7,521
Non-compensation expenses[3]	2,757	1,333	611	(162)	4,539
Total non-interest expenses	$5,611	$5,332	$1,279	$(162)	$12,060
Income before provision for income taxes	3,281	1,951	323	(11)	5,544
Provision for income taxes	696	419	61	(3)	1,173
Net income	2,585	1,532	262	(8)	4,371
Net income applicable to noncontrolling interests	56	—	—	—	56
Net income applicable to Morgan Stanley	$2,529	$1,532	$262	$(8)	$4,315
Pre-tax margin[4]	37%	27%	20%	N/M	31%
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
For a discussion about the Firm’s business segments, see Note 22 to the financial statements in the 2025 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended March 31,
$ in millions	2026	2025
Institutional Securities Advisory	$978	$563
Institutional Securities Underwriting	1,138	996
Firm Investment banking revenues from contracts with customers	86%	81%
Trading Revenues by Product Type

	Three Months Ended March 31,
$ in millions	2026	2025
Interest rate	$926	$1,373
Foreign exchange	673	628
Equity[1]	3,967	3,027
Commodity and other	1,111	324
Credit	53	(241)
Total	$6,730	$5,111
1.Dividend income is included within equity contracts.
The previous table summarizes realized and unrealized gains and losses primarily related to the Firm’s Trading assets and liabilities, from derivative and non-derivative financial instruments, included in Trading revenues in the income

73	March 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At March 31, 2026	At December 31, 2025
Net cumulative unrealized performance-based fees at risk of reversing	$942	$926
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended March 31,
$ in millions	2026	2025
Fee waivers	$34	$30
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
Other Expenses—Transaction Taxes

	Three Months Ended March 31,
$ in millions	2026	2025
Transaction taxes	$517	$266
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region

	Three Months Ended March 31,
$ in millions	2026	2025
Americas	$14,591	$13,103
EMEA	2,641	2,291
Asia	3,348	2,345
Total	$20,580	$17,739
For a discussion about the Firm’s geographic net revenues, see Note 22 to the financial statements in the 2025 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended March 31,
$ in millions	2026	2025
Non-interest revenues	$924	$595
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At March 31, 2026	At December 31, 2025
Customer and other receivables	$2,826	$3,002
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At March 31, 2026	At December 31, 2025
Institutional Securities[1]	$1,235,197	$969,553
Wealth Management[1]	328,397	433,017
Investment Management	17,824	17,700
Total[2]	$1,581,418	$1,420,270
1.In connection with MSBNA’s acquisition of MSESE and the merging of the Fixed Income business of MSCS into MSBNA, the Firm updated its segment balance sheet allocation methodology in the first quarter of 2026. As a result of this update, certain assets which were previously included in the Wealth Management balance sheet are included within the Institutional Securities balance sheet beginning in the current quarter. This change resulted in an increase to Institutional Securities assets and a decrease to Wealth Management assets of $111 billion as of March 31, 2026 with no impact on total Firm assets.
2.Parent assets have been fully allocated to the business segments.

March 2026 Form 10-Q	74

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31,
	2026			2025
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Cash and cash equivalents:
U.S.	$68,236	$486	2.9%	$55,223	$447	3.3%
Non-U.S.	53,613	213	1.6%	42,083	212	2.0%
Investment securities[1]	163,967	1,343	3.3%	158,395	1,280	3.3%
Loans[1]	283,227	3,582	5.1%	241,885	3,325	5.6%
Securities purchased under agreements to resell[2]:
U.S.	79,628	2,363	12.0%	66,638	2,213	13.5%
Non-U.S.	47,736	1,131	9.6%	41,448	1,203	11.8%
Securities borrowed[3]:
U.S.	136,635	1,646	4.9%	113,539	1,048	3.7%
Non-U.S.	21,579	52	1.0%	16,125	68	1.7%
Trading assets, net of Trading liabilities:
U.S.	155,501	1,659	4.3%	111,891	1,248	4.5%
Non-U.S.	31,263	275	3.6%	18,435	191	4.2%
Customer receivables and Other:
U.S.	82,527	1,948	9.6%	60,918	2,006	13.4%
Non-U.S.	25,462	575	9.2%	16,474	507	12.5%
Total	$1,149,374	$15,273	5.4%	$943,054	$13,748	5.9%
Interest bearing liabilities
Deposits[1]	$411,670	$2,557	2.5%	$370,745	$2,522	2.8%
Borrowings[1,4]	350,516	3,183	3.7%	282,999	3,018	4.3%
Securities sold under agreements to repurchase[5,7]:
U.S.	67,114	2,354	14.2%	18,108	1,786	40.0%
Non-U.S.	71,168	1,261	7.2%	50,533	1,283	10.3%
Securities loaned[6,7]:
U.S.	11,141	515	18.7%	10,093	29	1.2%
Non-U.S.	7,500	256	13.8%	6,048	227	15.2%
Customer payables and Other:
U.S.	154,071	1,661	4.4%	119,309	1,776	6.0%
Non-U.S.	76,704	783	4.1%	58,052	754	5.3%
Total	$1,149,884	$12,570	4.4%	$915,887	$11,395	5.0%
Net interest income and net interest rate spread		$2,703	1.0%		$2,353	0.9%
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

75	March 2026 Form 10-Q

Glossary of Common Terms and Acronyms

2025 Form 10-K	Annual report on Form 10-K for year ended December 31, 2025 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CET1	Common Equity Tier 1
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRE	Commercial real estate
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
DCP	Employee deferred cash-based compensation plans linked to investment performance
DCP investments	Investments associated with certain DCP
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVO	Fair value option
G-SIB	Global systemically important bank
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IM	Investment Management
Income statement	Consolidated income statement

IRS	Internal Revenue Service
IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles in the U.S.
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. Bank Subsidiaries	MSBNA and MSPBNA
U.S. GAAP	Accounting principles generally accepted in the U.S.
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

March 2026 Form 10-Q	76

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
Risk Factors
For a discussion of the risk factors affecting the Firm, see “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Shares Purchased as Part of Share Repurchase Authorization[2,3]	Dollar Value of Remaining Authorized Repurchase
January	6,706,286	$189.54	1,364,300	$17,165
February	4,238,605	$175.45	3,876,500	$16,487
March	5,342,423	$160.93	5,104,787	$15,665
Three Months Ended March 31, 2026	16,287,314	$176.49	10,345,587
1.Includes 5,941,727 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended March 31, 2026.
2.Share purchases under publicly announced authorizations are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time.
3.On July 1, 2025, the Firm announced that its Board of Directors reauthorized a multi-year repurchase authorization of up to $20 billion of outstanding common stock (the “Share Repurchase Authorization”), without a set expiration date, beginning in the third quarter of 2025, which will be exercised from time to time as conditions warrant and is subject to limitations on distributions from the Federal Reserve. The Share Repurchase Authorization is for capital management purposes and considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer.”

Other Information
None.
Exhibits

Exhibit No.	Description
10.1	Eighth Amendment to Investor Agreement, dated April 13, 2026, between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc.
10.2	Form of Award Certificate for Performance Stock Unit Awards.
15	Letter of awareness from Deloitte & Touche LLP, dated May 5, 2026, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ VICTORIA WORSTER
Victoria Worster Chief Accounting Officer and Controller
Date: May 5, 2026

77	March 2026 Form 10-Q