Form 10-Q
period 2026-06-30
MORGAN STANLEY
filed 2026-08-04
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 31, 2026, there were 1,570,566,292 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2026

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

4	June 2026 Form 10-Q

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended June 30, 2026
•The Firm reported net revenues and pre-tax income of $21.3 billion and $7.3 billion, respectively.
•The Firm delivered ROE of 20.7% and ROTCE of 26.6% (see “Selected Non-GAAP Financial Information” herein).
•The expense efficiency ratio was 65% for both the second quarter and year-to-date, demonstrating operating leverage while we continued to invest in our businesses.
•At June 30, 2026, the Firm’s Standardized Common Equity Tier 1 capital ratio was 14.9%.
•Institutional Securities reported net revenues of $11.0 billion, primarily reflecting strong results in Equity and higher Investment Banking revenues.
•Wealth Management delivered net revenues of $8.9 billion, reflecting strong Asset management revenues, increased Net interest income and higher client activity, generating a pre-tax margin of 30.5%. The business added net new assets of $148 billion and fee-based assets of $39 billion.
•Investment Management reported net revenues of $1.6 billion, primarily driven by asset management fees on higher average AUM. The quarter included positive long-term net flows of $7.5 billion.

Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share
We reported net revenues of $21.3 billion in the quarter ended June 30, 2026 (“current quarter,” or “2Q 2026”), which increased by 27% compared with $16.8 billion in the quarter ended June 30, 2025 (“prior year quarter,” or “2Q 2025”). Net income applicable to Morgan Stanley was $5.6 billion in the current quarter, which increased by 58% compared with $3.5 billion in the prior year quarter. Diluted earnings per common share was $3.46 in the current quarter, which increased by 62% compared with $2.13 in the prior year quarter.
We reported net revenues of $41.9 billion in the six months ended June 30, 2026 (“current year period,” or “YTD 2026”), which increased by 21% compared with $34.5 billion in the six months ended June 30, 2025 (“prior year period,” or “YTD 2025”). Net income applicable to Morgan Stanley was $11.1 billion in the current year period, which increased by 42% compared with $7.9 billion in the prior year period. Diluted earnings per common share was $6.90 in the current year period, which increased by 46% compared with $4.73 in the prior year period.

June 2026 Form 10-Q	5

Management’s Discussion and Analysis
Non-Interest Expenses
($ in millions)
•Compensation and benefits expenses of $8,187 million in the current quarter and $16,729 million in the current year period increased 14% compared with the prior year periods, primarily due to an increase in the formulaic payout to Wealth Management advisors and higher discretionary incentive compensation within Institutional Securities, both based on higher revenues.
During the current year period, as a result of a March workforce management action, we recognized severance costs of $178 million in Compensation and benefits expense. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” in the Form 10-Q for the quarter ended March 31, 2026.
•Non-compensation expenses of $5,715 million in the current quarter and $10,644 million in the current year period increased 19% and 14%, respectively, compared with the prior year periods, primarily due to higher execution-related expenses and increased technology spend.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $98 million in the current quarter and $196 million in the current year period was primarily related to certain specific commercial real estate and corporate loans and portfolio growth in corporate loans and secured lending facilities. The Provision for credit losses on loans and lending commitments of $196 million in the prior year quarter and $331 million in the prior year period was primarily related to portfolio growth in corporate loans and secured lending facilities and a macroeconomic outlook reflecting slower GDP growth.
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
•Institutional Securities net revenues of $11,040 million in the current quarter and $21,761 million in the current year period increased 44% and 31%, respectively, compared with the prior year periods, primarily reflecting higher results in Equity on increased client activity and higher Investment Banking results.
•Wealth Management net revenues of $8,856 million in the current quarter and $17,375 million in the current year period increased 14% and 15%, respectively, compared with the prior year periods, primarily reflecting higher Asset management revenues on higher market levels and the cumulative impact of positive fee-based flows, increased Net interest income and higher client activity.
•Investment Management net revenues of $1,646 million in the current quarter and $3,181 million in the current year period increased 6% and 1%, respectively, compared with the prior year periods, reflecting higher Asset management

6	June 2026 Form 10-Q

Management’s Discussion and Analysis
and related fees driven by higher average AUM on higher market levels. The increase in net revenues in the current year period was partially offset by lower Performance-based income and other revenues.
Net Revenues by Region1
($ in millions)
1.For a discussion of how the geographic breakdown of net revenues is determined, see Note 22 to the financial statements in the 2025 Form 10-K.
•Americas net revenues increased 22% and 16% in the current quarter and in the current year period, respectively, compared with the prior year periods, primarily driven by higher Asset management revenues within the Wealth Management business segment and higher Investment Banking and Equity results within the Institutional Securities business segment.
•EMEA net revenues increased 11% and 13% in the current quarter and in the current year period, respectively, compared with the prior year periods, primarily driven by higher results in our Markets business within the Institutional Securities segment.
•Asia net revenues increased 71% and 57% in the current quarter and in the current year period, respectively, compared with the prior year periods, primarily driven by strong results in Equity within the Institutional Securities business segment.
Selected Financial Information and Other Statistical Data

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions, except per share data	2026	2025	2026	2025
Consolidated results
Net revenues	$21,348	$16,792	$41,928	$34,531
Earnings applicable to Morgan Stanley common shareholders	$5,436	$3,392	$10,847	$7,549
Earnings per diluted common share	$3.46	$2.13	$6.90	$4.73
Consolidated financial measures
Expense efficiency ratio[1]	65%	71%	65%	70%
ROE[2]	20.7%	13.9%	20.9%	15.7%
ROTCE[2,3]	26.6%	18.2%	26.8%	20.6%
Pre-tax margin[4]	34%	28%	34%	29%
Effective tax rate	23.1%	22.7%	21.4%	21.8%
Pre-tax margin by segment[4]
Institutional Securities	39%	28%	39%	32%
Wealth Management	30%	28%	30%	28%
Investment Management	25%	21%	22%	20%

$ in millions, except per share data, worldwide employees and client assets	At June 30, 2026	At December 31, 2025
Average liquidity resources for three months ended[5]	$404,077	$385,884
Loans[6]	$315,653	$289,038
Total assets	$1,675,057	$1,420,270
Deposits	$446,068	$415,523
Borrowings	$392,556	$348,935
Common equity	$106,579	$101,882
Tangible common equity[3]	$83,602	$79,147
Common shares outstanding	1,572	1,583
Book value per common share[7]	$67.80	$64.37
Tangible book value per common share[3,7]	$53.18	$50.00
Worldwide employees (in thousands)	83	83
Client assets[8] (in billions)	$10,088	$9,276
Capital Ratios[9]
Common Equity Tier 1 capital—Standardized	14.9%	15.0%
Tier 1 capital—Standardized	16.5%	16.8%
Common Equity Tier 1 capital—Advanced	16.2%	16.2%
Tier 1 capital—Advanced	18.0%	18.0%
Tier 1 leverage	6.0%	6.7%
SLR	4.9%	5.4%
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
8.Client assets represents the sum of Wealth Management client assets and Investment Management AUM. Certain Wealth Management client assets, totaling $382 billion and $350 billion as of June 30, 2026 and December 31, 2025, respectively, are invested in Investment Management products and are therefore also included in Investment Management’s AUM.
9.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

June 2026 Form 10-Q	7

Management’s Discussion and Analysis
Economic and Market Conditions
The economic environment exhibited strength in the second quarter of 2026, characterized by active capital markets supported by the adoption of AI and improved investor sentiment. Geopolitical risk, inflation, rising asset prices, the rate of economic growth and the future path of monetary policy represent ongoing uncertainties which could continue to impact the capital markets and our businesses.
We continue to monitor the developments in the Middle East and their impact on the regional economy, global economic conditions, and financial markets. Our direct exposure to the region remains limited.
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
For the prior year periods, we present certain non-GAAP financial measures that exclude the impact of mark-to-market gains and losses on DCP investments from net revenues and compensation expenses. The impact of DCP is primarily reflected in our Wealth Management business segment results. These measures allow for better comparability of period-to-period underlying operating performance and revenue trends, especially in our Wealth Management business segment. By excluding the impact of these items, we are better able to describe the business drivers and resulting impact to net revenues and corresponding change to the associated compensation expenses for the prior year period.
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
The use of derivatives as cash flow hedges of certain DCP awards is expected to substantially mitigate timing differences between the recognition of changes in the fair value of the hedging instruments and the deferred recognition of related DCP compensation expense over the vesting period. The expected mitigation of these timing differences, alongside the associated income statement changes described above, enables us to better present the operating performance and revenue trends. Accordingly, we no longer present non-GAAP financial measures excluding DCP.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.

8	June 2026 Form 10-Q

Management’s Discussion and Analysis
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

$ in millions	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net revenues	$16,792	$34,531
Adjustment for mark-to-market losses (gains) on DCP[1]	(377)	(228)
Adjusted Net revenues—non-GAAP	$16,415	$34,303
Compensation expense	$7,190	$14,711
Adjustment for mark-to-market gains (losses) on DCP[1]	(371)	(369)
Adjusted Compensation expense—non-GAAP	$6,819	$14,342
Wealth Management Net revenues	$7,764	$15,091
Adjustment for mark-to-market losses (gains) on DCP[1]	(294)	(163)
Adjusted Wealth Management Net revenues—non-GAAP	$7,470	$14,928
Wealth Management Compensation expense	$4,147	$8,146
Adjustment for mark-to-market gains (losses) on DCP[1]	(264)	(247)
Adjusted Wealth Management Compensation expense—non-GAAP	$3,883	$7,899
1.Net revenues and compensation expense are adjusted for DCP for both Firm and Wealth Management business segment. Beginning in the first quarter of 2026 we use derivatives to hedge our DCP awards and no longer present non-GAAP financial measures adjusted for mark-to-market gains and losses on DCP. See “Other Matters” herein and Note 2 to the financial statements for more information.

$ in millions	At June 30, 2026	At December 31, 2025
Tangible equity
Common equity	$106,579	$101,882
Less: Goodwill and net intangible assets	(22,977)	(22,735)
Tangible common equity—non-GAAP	$83,602	$79,147

	Average Monthly Balance
	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Tangible equity
Common equity	$104,913	$97,512	$103,820	$96,420
Less: Goodwill and net intangible assets	(23,024)	(22,964)	(23,011)	(23,025)
Tangible common equity—non-GAAP	$81,889	$74,548	$80,809	$73,395
Non-GAAP Financial Measures by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2026	2025	2026	2025
Average common equity[1]
Institutional Securities	$48.2	$48.4	$48.2	$48.4
Wealth Management	28.7	29.4	28.7	29.4
Investment Management	10.2	10.6	10.2	10.6
ROE[2]
Institutional Securities	26%	12%	26%	16%
Wealth Management	29%	23%	28%	21%
Investment Management	12%	9%	11%	10%
Average tangible common equity[1]
Institutional Securities	$47.7	$48.0	$47.7	$48.0
Wealth Management	15.4	16.3	15.4	16.3
Investment Management	0.8	1.0	0.8	1.0
ROTCE[2]
Institutional Securities	26%	12%	26%	16%
Wealth Management	53%	41%	53%	39%
Investment Management	159%	97%	143%	100%
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

June 2026 Form 10-Q	9

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

	Three Months Ended June 30,		% Change
$ in millions	2026	2025
Revenues
Advisory	$798	$508	57%
Equity	851	500	70%
Fixed Income	788	532	48%
Total Underwriting	1,639	1,032	59%
Total Investment Banking	2,437	1,540	58%
Equity	6,300	3,721	69%
Fixed Income	2,455	2,180	13%
Other	(152)	202	(175)%
Net revenues	$11,040	$7,643	44%
Provision for credit losses	71	168	(58)%
Compensation and benefits	2,980	2,430	23%
Non-compensation expenses	3,727	2,934	27%
Total non-interest expenses	6,707	5,364	25%
Income before provision for income taxes	4,262	2,111	102%
Provision for income taxes	999	472	112%
Net income	3,263	1,639	99%
Net income applicable to noncontrolling interests	71	35	103%
Net income applicable to Morgan Stanley	$3,192	$1,604	99%

	Six Months Ended June 30,		% Change
$ in millions	2026	2025
Revenues
Advisory	$1,776	$1,071	66%
Equity	1,247	819	52%
Fixed Income	1,530	1,209	27%
Total Underwriting	2,777	2,028	37%
Total Investment Banking	4,553	3,099	47%
Equity	11,448	7,849	46%
Fixed Income	5,813	4,784	22%
Other	(53)	894	(106)%
Net revenues	$21,761	$16,626	31%
Provision for credit losses	163	259	(37)%
Compensation and benefits	6,244	5,284	18%
Non-compensation expenses	6,931	5,691	22%
Total non-interest expenses	13,175	10,975	20%
Income before provision for income taxes	8,423	5,392	56%
Provision for income taxes	1,795	1,168	54%
Net income	6,628	4,224	57%
Net income applicable to noncontrolling interests	142	91	56%
Net income applicable to Morgan Stanley	$6,486	$4,133	57%

Investment Banking
Investment Banking Volumes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2026	2025	2026	2025
Completed mergers and acquisitions[1]	$320	$171	$652	$323
Equity and equity-related offerings[2,3]	45	22	60	37
Fixed Income offerings[2,4]	132	92	278	195
Source: LSEG Data & Risk Analytics as of July 1, 2026. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Net revenues of $2,437 million in the current quarter and $4,553 million in the current year period increased 58% and 47%, respectively, compared with the prior year periods, reflecting increases across businesses, particularly in the Americas.
•Advisory revenues increased primarily reflecting higher completed M&A transactions.
•Equity underwriting revenues increased primarily on higher initial public offerings, follow-on offerings and convertible issuances.
•Fixed Income underwriting revenues increased primarily reflecting higher non-investment grade and investment grade bond issuances from client capital raising and strategic activity.
See “Investment Banking Volumes” herein.
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended June 30, 2026
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$3,829	$182	$(810)	$1	$3,202
Execution services	2,111	1,037	(56)	6	3,098
Total Equity	$5,940	$1,219	$(866)	$7	$6,300
Total Fixed Income	$1,915	$111	$302	$127	$2,455

	Three Months Ended June 30, 2025
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$2,441	$156	$(706)	$—	$1,891
Execution services	1,059	733	(106)	144	1,830
Total Equity	$3,500	$889	$(812)	$144	$3,721
Total Fixed Income	$1,893	$107	$113	$67	$2,180

10	June 2026 Form 10-Q

Management’s Discussion and Analysis

	Six Months Ended June 30, 2026
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$6,957	$354	$(1,479)	$3	$5,835
Execution services	3,829	1,963	(219)	40	5,613
Total Equity	$10,786	$2,317	$(1,698)	$43	$11,448
Total Fixed Income	$4,716	$251	$617	$229	$5,813

	Six Months Ended June 30, 2025
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$4,708	$312	$(1,303)	$—	$3,717
Execution services	2,529	1,531	(204)	276	4,132
Total Equity	$7,237	$1,843	$(1,507)	$276	$7,849
Total Fixed Income	$4,300	$215	$132	$137	$4,784
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $6,300 million in the current quarter and $11,448 million in the current year period increased 69% and 46%, respectively, compared with the prior year periods, reflecting an increase in Financing and Execution services, particularly in Asia.
•Financing revenues increased primarily due to increased client activity and higher average client balances.
•Execution services revenues increased primarily due to higher results in derivatives and increased client activity in cash equities.
Fixed Income
Net revenues of $2,455 million in the current quarter increased 13% from the prior year quarter, primarily reflecting an increase in Credit products.
•Global macro products revenues were relatively unchanged compared with the prior year quarter, primarily driven by a decline in foreign exchange products, offset by higher gains on inventory held to facilitate client activity in rates products.
•Credit products revenues increased primarily due to higher results on inventory held to facilitate client activity in corporate credit products and the cumulative impact of lending growth in the securitized products business.
•Commodities products and other fixed income revenues increased primarily due to higher results on inventory held to facilitate client activity in power and gas, partially offset by losses compared with gains in the prior year quarter on inventory held to facilitate client activity in oil and products.
Net revenues of $5,813 million in the current year period increased 22% from the prior year period, primarily reflecting an increase in Commodities and Credit products.
•Global macro products revenues decreased primarily due to lower gains on inventory held to facilitate client activity, partially offset by increased client activity, both in rates and foreign exchange products.
•Credit products revenues increased primarily due to higher results in corporate credit products and the cumulative impact of lending growth in the securitized products business.
•Commodities products and other fixed income revenues increased primarily due to higher results in oil, power and gas products.
Other Net Revenues
Other net revenues reflected a loss of $152 million in the current quarter compared with a gain of $202 million in the prior year quarter, primarily reflecting higher mark-to-market losses on corporate loans, inclusive of hedges.
Other net revenues reflected a loss of $53 million in the current year period compared with a gain of $894 million in the prior year period, primarily driven by mark-to-market losses on corporate loans, inclusive of hedges, compared with realized gains on the sale of corporate loans held-for-sale in the prior year period.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $71 million in the current quarter and $163 million in the current year period was primarily related to certain specific commercial real estate and corporate loans and portfolio growth in corporate loans and secured lending facilities. The Provision for credit losses on loans and lending commitments of $168 million in the prior year quarter and $259 million in the prior year period was primarily related to portfolio growth in corporate loans and secured lending facilities and a macroeconomic outlook reflecting slower GDP growth.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-Interest Expenses
Non-interest expenses of $6,707 million in the current quarter and $13,175 million in the current year period increased 25% and 20%, respectively, compared with the prior year periods, reflecting higher Non-compensation expenses and Compensation and benefits expenses.
•Compensation and benefits expenses increased primarily due to higher discretionary incentive compensation on higher revenues.
•Non-compensation expenses increased primarily due to higher execution-related expenses.

June 2026 Form 10-Q	11

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended June 30,		% Change
$ in millions	2026	2025
Revenues
Asset management	$5,261	$4,411	19%
Transactional[1]	1,167	1,264	(8)%
Net interest	2,254	1,910	18%
Other[2]	174	179	(3)%
Net revenues	8,856	7,764	14%
Provision for credit losses	27	28	(4)%
Compensation and benefits	4,648	4,147	12%
Non-compensation expenses	1,484	1,389	7%
Total non-interest expenses	6,132	5,536	11%
Income before provision for income taxes	2,697	2,200	23%
Provision for income taxes	600	500	20%
Net income applicable to Morgan Stanley	$2,097	$1,700	23%

	Six Months Ended June 30,		% Change
$ in millions	2026	2025
Revenues
Asset management	$10,340	$8,807	17%
Transactional[1]	2,294	2,137	7%
Net interest	4,424	3,812	16%
Other[2]	317	335	(5)%
Net revenues	17,375	15,091	15%
Provision for credit losses	33	72	(54)%
Compensation and benefits	9,296	8,146	14%
Non-compensation expenses	2,758	2,722	1%
Total non-interest expenses	12,054	10,868	11%
Income before provision for income taxes	5,288	4,151	27%
Provision for income taxes	1,144	919	24%
Net income applicable to Morgan Stanley	$4,144	$3,232	28%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues.
2.Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At June 30, 2026	At December 31, 2025
Total client assets[1]	$8,084	$7,381
U.S. Bank Subsidiary loans	$196	$181
Margin and other lending[2]	$36	$31
Deposits[3]	$436	$408
Annualized weighted average cost of deposits[4]
Period end	2.60%	2.51%
Period average for three months ended	2.54%	2.67%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net new assets	$148.1	$59.2	$266.5	$153.0
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
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products. Amounts include the effect of related hedging derivatives. The period end cost of deposits is based upon balances and rates as of June 30, 2026 and December 31, 2025. The period average is based on daily balances and rates for the period.
Net New Assets
NNA represent client asset inflows, including interest, dividends and asset acquisitions, less client asset outflows, and excluding the impact of business combinations/divestitures and the impact of fees and commissions. Any revenues earned by Wealth Management on client assets will vary depending upon the services and products provided. The level of NNA in a given period is influenced by a variety of factors, including client investment and spending behaviors, seasonality, our ability to attract and retain financial advisors and clients, capital market and corporate activities which may impact the amount of assets in certain client channels, and large idiosyncratic inflows and outflows, including single large client events. These factors have had an impact on our NNA in recent periods. Should these factors continue, the growth rate of our NNA may be impacted.

NNA for the current quarter were $148 billion, of which just over half represented inflows related to IPOs of certain clients in our Workplace channel.
Advisor-Led Channel

$ in billions	At June 30, 2026	At December 31, 2025
Advisor-led client assets[1]	$6,273	$5,715
Fee-based client assets[2]	$3,022	$2,753
Fee-based client assets as a percentage of advisor-led client assets	48%	48%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fee-based asset flows[3]	$39.1	$42.8	$92.8	$72.6
1.Advisor-led client assets represent client assets in accounts that have a Wealth Management advisor assigned.
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

12	June 2026 Form 10-Q

Management’s Discussion and Analysis
Self-Directed Channel

	At June 30, 2026	At December 31, 2025
Self-directed client assets[1] (in billions)	$1,811	$1,667
Self-directed households[2] (in millions)	8.7	8.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Daily average revenue trades (“DARTs”)[3] (in thousands)	1,278	983	1,203	993
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
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

	At June 30, 2026	At December 31, 2025
Stock plan unvested public assets[2] (in billions)	$658	$534
Stock plan participants[3] (in millions)	6.6	6.5
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
Net Revenues
Asset Management
Asset management revenues of $5,261 million in the current quarter and $10,340 million in the current year period increased 19% and 17%, respectively, compared with the prior year periods, primarily reflecting higher fee-based assets due to higher market levels and the cumulative impact of positive fee-based flows.
See “Fee-Based Client Assets Rollforwards” herein.
Transactional Revenues
Transactional revenues of $1,167 million in the current quarter decreased 8% compared with the prior year quarter, primarily driven by $294 million gains on DCP investments in the prior year quarter, which are no longer presented in net revenues, partially offset by higher client activity across products and channels.
Transactional revenues of $2,294 million in the current year period increased 7% compared with the prior year period, primarily driven by higher client activity across products and channels, partially offset by $163 million gains on DCP investments in the prior year period, which are no longer presented in net revenues.

For further information on the impact of DCP and our use of derivatives as hedges of certain DCP awards beginning in the first quarter of 2026, see “Selected Non-GAAP Financial Information” herein.
Net Interest
Net interest revenues of $2,254 million in the current quarter and $4,424 million in the current year period increased 18% and 16%, respectively, compared with the prior year periods, primarily due to the cumulative impact of lending growth and higher average sweep deposits.
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
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $27 million in the current quarter was primarily related to certain specific loans in our tailored lending portfolio and portfolio growth. The Provision for credit losses on loans and lending commitments of $28 million in the prior year quarter was primarily related to certain specific loans in our tailored lending portfolio and portfolio growth in residential real estate loans.
The Provision for credit losses on loans and lending commitments of $33 million in the current year period was primarily related to certain specific loans in our tailored lending portfolio and portfolio growth. The Provision for credit losses on loans and lending commitments of $72 million in the prior year period was primarily related to certain specific loans in our tailored lending portfolio and residential real estate loans related to California wildfires.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-Interest Expenses
Non-interest expenses of $6,132 million in the current quarter and $12,054 million in the current year period increased 11% in both periods compared with the prior year periods, primarily as a result of higher Compensation and benefits expenses.
•Compensation and benefits expenses increased, primarily as a result of an increase in the formulaic payout to Wealth Management advisors driven by higher compensable revenues.

June 2026 Form 10-Q	13

Management’s Discussion and Analysis
For information on the impact of DCP and our use of derivatives as hedges of certain DCP awards beginning in the first quarter, see “Selected Non-GAAP Financial Information” herein.
•Non-compensation expenses increased, primarily as a result of higher marketing and business development costs and technology spend. The increase in the current year period was partially offset by lower amortization of intangible assets.

Fee-Based Client Assets Rollforwards

$ in billions	At March 31, 2026	Inflows[1]	Outflows[2]	Market Impact[3]	At June 30, 2026
Separately managed[4]	$873	$42	$(30)	$(2)	$883
Unified managed	767	47	(31)	64	847
Advisor	224	18	(15)	21	248
Portfolio manager	852	52	(44)	74	934
Subtotal	$2,716	$159	$(120)	$157	$2,912
Cash management	76	48	(14)	—	110
Total	$2,792	$207	$(134)	$157	$3,022

$ in billions	At March 31, 2025	Inflows[1]	Outflows[2]	Market Impact[3]	At June 30, 2025
Separately managed[4]	$722	$30	$(10)	$(14)	$728
Unified managed	623	34	(17)	40	680
Advisor	201	9	(10)	14	214
Portfolio manager	743	33	(26)	43	793
Subtotal	$2,289	$106	$(63)	$83	$2,415
Cash management	60	15	(12)	—	63
Total	$2,349	$121	$(75)	$83	$2,478

$ in billions	At December 31, 2025	Inflows[1]	Outflows[2]	Market Impact[3]	At June 30, 2026
Separately managed[4]	$833	$86	$(53)	$17	$883
Unified managed	760	99	(57)	45	847
Advisor	229	36	(33)	16	248
Portfolio manager	861	102	(87)	58	934
Subtotal	$2,683	$323	$(230)	$136	$2,912
Cash management	70	65	(25)	—	110
Total	$2,753	$388	$(255)	$136	$3,022

$ in billions	At December 31, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	At June 30, 2025
Separately managed[4]	$719	$49	$(21)	$(19)	$728
Unified managed	613	68	(34)	33	680
Advisor	207	17	(19)	9	214
Portfolio manager	750	63	(50)	30	793
Subtotal	$2,289	$197	$(124)	$53	$2,415
Cash management	58	26	(21)	—	63
Total	$2,347	$223	$(145)	$53	$2,478
1.Inflows include new accounts, account transfers, deposits, dividends and interest.
2.Outflows include closed or terminated accounts, account transfers, withdrawals and client fees.
3.Market impact includes realized and unrealized gains and losses on portfolio investments.
4.Includes non-custody account values based on asset values reported on a quarter lag by third-party custodians.
Average Fee Rates1

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2026	2025	2026	2025
Separately managed	12	12	12	12
Unified managed	89	90	89	90
Advisor	75	78	76	78
Portfolio manager	87	88	87	88
Subtotal	63	64	63	64
Cash management	5	6	5	6
Total	61	62	62	63
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
For a description of fee-based client assets in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2025 Form 10-K.

14	June 2026 Form 10-Q

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended June 30,		% Change
$ in millions	2026	2025
Revenues
Asset management and related fees	$1,516	$1,434	6%
Performance-based income and other[1]	130	118	10%
Net revenues	1,646	1,552	6%
Compensation and benefits	559	613	(9)%
Non-compensation expenses	683	616	11%
Total non-interest expenses	1,242	1,229	1%
Income before provision for income taxes	404	323	25%
Provision for income taxes	99	77	29%
Net income	305	246	24%
Net income (loss) applicable to noncontrolling interests	1	1	N/M
Net income applicable to Morgan Stanley	$304	$245	24%

	Six Months Ended June 30,		% Change
$ in millions	2026	2025
Revenues
Asset management and related fees	$3,012	$2,885	4%
Performance-based income and other[1]	169	269	(37)%
Net revenues	3,181	3,154	1%
Compensation and benefits	1,189	1,281	(7)%
Non-compensation expenses	1,308	1,227	7%
Total non-interest expenses	2,497	2,508	—%
Income before provision for income taxes	684	646	6%
Provision for income taxes	137	138	(1)%
Net income	547	508	8%
Net income (loss) applicable to noncontrolling interests	1	1	N/M
Net income applicable to Morgan Stanley	$546	$507	8%
1.Includes Investments and Trading, Net interest, and Other revenues.
Net Revenues
Asset Management and Related Fees
Asset management and related fees of $1,516 million in the current quarter and $3,012 million in the current year period increased 6% and 4% from the prior year periods, primarily driven by higher average AUM on higher market levels and the cumulative impact of positive long-term net flows, partially offset by lower average fee rates, reflecting a change in asset mix.
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
See “Assets Under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues of $130 million in the current quarter were relatively unchanged from the prior year quarter, as a result of higher net investment gains, offset by lower accrued carried interest in certain private funds.

Performance-based income and other revenues of $169 million in the current year period decreased from the prior year period, primarily due to lower accrued carried interest in certain private funds, partially offset by higher net investment gains in private funds.

Non-Interest Expenses
Non-interest expenses of $1,242 million in the current quarter and $2,497 million in the current year period were relatively unchanged from the prior year periods, as a result of lower Compensation and benefits expenses, offset by higher Non-compensation expenses.
•Compensation and benefits expenses decreased, primarily due to lower expenses related to compensation associated with carried interest.
•Non-compensation expenses increased, primarily due to higher brokerage and clearing expenses and increased technology spend.

June 2026 Form 10-Q	15

Management’s Discussion and Analysis
Assets Under Management or Supervision Rollforwards1

$ in billions	At March 31, 2026	Inflows[2]	Outflows[3]	Net Flows	Distributions[4]	Market Impact and Other[5]	At June 30, 2026
Equity	$221	$11	$(23)	$(13)	$(1)	$27	$235
Fixed Income	219	22	(14)	7	(1)	3	229
Alternatives and Solutions[6]	770	41	(29)	13	(1)	71	852
Long-Term AUM	$1,210	$74	$(66)	$8	$(3)	$101	$1,316
Liquidity and Overlay Services	658	800	(774)	27	(4)	8	688
Total	$1,868	$874	$(840)	$35	$(7)	$109	$2,004

$ in billions	At March 31, 2025	Inflows[2]	Outflows[3]	Net Flows	Distributions[4]	Market Impact and Other[5]	At June 30, 2025
Equity	$250	$9	$(12)	$(3)	$—	$24	$271
Fixed Income	186	24	(17)	7	(1)	6	198
Alternatives and Solutions[6]	650	33	(25)	8	(1)	43	700
Long-Term AUM	$1,086	$66	$(54)	$12	$(2)	$73	$1,169
Liquidity and Overlay Services	561	647	(670)	(23)	(4)	10	544
Total	$1,647	$713	$(724)	$(11)	$(6)	$83	$1,713

$ in billions	At December 31, 2025	Inflows[2]	Outflows[3]	Net Flows	Distributions[4]	Market Impact and Other[5]	At June 30, 2026
Equity	$253	$19	$(43)	$(24)	$(1)	$7	$235
Fixed Income	217	45	(33)	12	(2)	2	229
Alternatives and Solutions[6]	776	83	(60)	23	(3)	56	852
Long-Term AUM	$1,246	$147	$(136)	$11	$(6)	$65	$1,316
Liquidity and Overlay Services	649	1,548	(1,513)	35	(7)	11	688
Total	$1,895	$1,695	$(1,649)	$46	$(13)	$76	$2,004

$ in billions	At December 31, 2024	Inflows[2]	Outflows[3]	Net Flows	Distributions[4]	Market Impact and Other[5]	At June 30, 2025
Equity	$259	$21	$(28)	$(7)	$—	$19	$271
Fixed Income	179	40	(29)	11	(2)	10	198
Alternatives and Solutions[6]	654	68	(51)	17	(3)	32	700
Long-Term AUM	$1,092	$129	$(108)	$21	$(5)	$61	1,169
Liquidity and Overlay Services	574	1,340	(1,379)	(38)	(8)	17	544
Total	$1,666	$1,469	$(1,487)	$(17)	$(13)	$78	$1,713
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
6.As of June 30, 2026 and June 30, 2025, Alternatives and Solutions includes Parametric Long-Term period-end AUM of $592 billion and $466 billion, respectively. Parametric Long-Term products generally have lower average fee rates than other Alternatives and Solutions products.
Average AUM1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2026	2025	2026	2025
Equity	$233	$259	$240	$261
Fixed income	224	190	222	187
Alternatives and Solutions	823	670	808	667
Long-term AUM subtotal	1,280	1,119	1,270	1,115
Liquidity and Overlay Services	672	553	666	559
Total	$1,952	$1,672	$1,936	$1,674
For a description of the asset classes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision Rollforwards” in the 2025 Form 10-K.
Average Fee Rates1,2

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2026	2025	2026	2025
Equity	69	71	69	72
Fixed income	34	35	34	35
Alternatives and Solutions	28	30	28	31
Long-term AUM	36	40	37	41
Liquidity and Overlay Services	12	13	12	13
Investment Management	28	31	28	31
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

16	June 2026 Form 10-Q

Management’s Discussion and Analysis
Supplemental Financial Information
U.S. Bank Subsidiaries
Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) are our U.S. Bank Subsidiaries (together, “U.S. Bank Subsidiaries”).
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
Consistent with the Firm’s strategic objective of ongoing growth of eligible assets at MSBNA, on February 14, 2026, the Fixed Income business of Morgan Stanley Capital Services LLC (“MSCS”) was merged into MSBNA, and on March 14, 2026, Morgan Stanley Europe SE (“MSESE”), together with its subsidiary Morgan Stanley Bank AG (collectively, the “MSESE Group”) was acquired by MSBNA (collectively the “Reorganization”). In the following table, U.S. Bank Subsidiaries’ Supplemental Financial Information is presented as if the Reorganization occurred at the beginning of 2025. Prior period amounts have been revised to conform with the current period presentation.
For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein. For a further discussion about loans and lending commitments, see Notes 9 and 13 to the financial statements.
U.S. Bank Subsidiaries’ Consolidated Supplemental Financial Information1

$ in billions	At June 30, 2026	At December 31, 2025
Trading assets at fair value ($24.7 and $37.8 pledged as collateral)	$86.7	$91.7
Investment securities
Available-for-sale at fair value	81.0	88.4
Held-to-maturity	41.3	44.2
Total Investment securities	$122.3	$132.6
Wealth Management loans[2]
Residential real estate	$75.5	$72.3
Securities-based lending and Other[3]	120.2	108.9
Total Wealth Management loans	$195.7	$181.2
Institutional Securities loans[2]
Corporate	$12.3	$8.9
Secured lending facilities	72.8	67.2
Commercial and Residential real estate	12.6	11.2
Securities-based lending and Other	8.8	9.9
Total Institutional Securities loans	$106.5	$97.2
Total assets	$613.2	$598.7
Deposits[4]	$436.5	$408.7
Trading liabilities at fair value	$31.4	$31.7
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
4.For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Balance Sheet—Unsecured Financing” herein.

June 2026 Form 10-Q	17

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
Beginning in the first quarter of 2026, hedges for Wealth Management DCP awards were primarily transitioned to derivative instruments. Additionally, in the first quarter of 2026, the Firm reduced the amount of deferred compensation as a proportion of total compensation for Wealth Management advisors. For further information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” in the 2025 Form 10-K and “Selected Non-GAAP Financial Information” and Note 2 to the financial statements herein.

18	June 2026 Form 10-Q

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
•ASU 2026-02 – Environmental Credits and Environmental Credit Obligations (Issued May 2026). This update establishes guidance on the recognition, measurement, presentation, and disclosure of environmental credit assets and environmental credit obligations. This update requires entities to recognize and measure: (1) environmental credit assets based on their intended use (e.g., compliance environmental credits, noncompliance environmental credits and voluntary credits) as well as how the credits are obtained (e.g., acquired, internally generated); and (2) environmental credit obligations based on whether the entity holds and expects to use compliance environmental credits to settle that obligation. The update is effective for the Firm beginning January 1, 2028, with early adoption permitted. Transition should be applied on a modified retrospective basis. We are currently evaluating this accounting update; however, we do not expect a material impact on our financial statements upon adoption.
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
Total Assets by Business Segment

	At June 30, 2026
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$142,940	$17,101	$94	$160,135
Trading assets at fair value	531,345	7,057	5,751	544,153
Investment securities[1]	115,688	37,591	—	153,279
Securities purchased under agreements to resell	120,460	9,056	—	129,516
Securities borrowed	180,050	1,308	—	181,358
Customer and other receivables	102,223	47,204	1,583	151,010
Loans[2]	106,684	195,688	3	302,375
Goodwill	435	10,580	6,090	17,105
Intangible assets	18	2,529	3,326	5,873
Other assets[3]	18,061	10,825	1,367	30,253
Total assets	$1,317,904	$338,939	$18,214	$1,675,057

June 2026 Form 10-Q	19

Management’s Discussion and Analysis

	At December 31, 2025
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$81,228	$30,426	$41	$111,695
Trading assets at fair value	410,573	12,428	5,275	428,276
Investment securities	34,111	129,445	—	163,556
Securities purchased under agreements to resell	106,728	13,515	—	120,243
Securities borrowed	150,902	1,006	—	151,908
Customer and other receivables	71,645	41,447	1,628	114,720
Loans[2]	96,850	181,241	3	278,094
Goodwill	437	10,199	6,090	16,726
Intangible assets	21	2,607	3,382	6,010
Other assets[3]	17,058	10,703	1,281	29,042
Total assets	$969,553	$433,017	$17,700	$1,420,270
1.In connection with MSBNA’s acquisition of MSESE and the merging of the Fixed Income business of MSCS into MSBNA, the Firm updated its segment balance sheet allocation methodology in the first quarter of 2026. As a result of this update, certain liquid marketable securities and cash which were previously included in the Wealth Management balance sheet are included within the Institutional Securities balance sheet beginning in the first quarter of 2026 to align liquidity resources with segment activities.
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
At June 30, 2026 and December 31, 2025, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2026	March 31, 2026
Cash deposits with central banks	$79,632	$77,223
Unencumbered HQLA securities[1]:
U.S. government obligations	189,124	191,101
U.S. agency and agency mortgage-backed securities	93,887	85,992
Non-U.S. sovereign obligations[2]	33,760	32,521
Other investment grade securities	434	460
Total HQLA[1]	$396,837	$387,297
Cash deposits with banks (non-HQLA)	7,240	7,844
Total Liquidity Resources	$404,077	$395,141
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered French, U.K., Japanese, German, Italian, and Spanish government obligations.
Liquidity Resources by Non-Bank and Bank Legal Entities1

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2026	March 31, 2026
Non-Bank legal entities
U.S.:
Parent Company	$98,290	$91,904
Non-Parent Company	61,564	58,460
Total U.S.	159,854	150,364
Non-U.S.	66,971	64,124
Total Non-Bank legal entities	226,825	214,488
Bank legal entities
U.S.	152,762	158,442
Non-U.S.	24,490	22,211
Total Bank legal entities	177,252	180,653
Total Liquidity Resources	$404,077	$395,141
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

20	June 2026 Form 10-Q

Management’s Discussion and Analysis
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
As of June 30, 2026, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2026	March 31, 2026
Eligible HQLA
Cash deposits with central banks	$70,863	$71,216
Securities[1]	248,302	231,217
Total Eligible HQLA	$319,165	$302,433
Net cash outflows	$246,717	$232,364
LCR	129%	130%
1.Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
Net Stable Funding Ratio

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2026	March 31, 2026
Available stable funding	$787,900	$745,258
Required stable funding	679,382	632,097
NSFR	116%	118%
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
Collateralized Financing Transactions

$ in millions	At June 30, 2026	At December 31, 2025
Securities purchased under agreements to resell and Securities borrowed	$310,874	$272,151
Securities sold under agreements to repurchase and Securities loaned	$122,938	$95,849
Securities received as collateral[1]	$19,397	$2,449
1.Included within Trading assets in the balance sheet.

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2026	December 31, 2025
Securities purchased under agreements to resell and Securities borrowed	$297,500	$255,202
Securities sold under agreements to repurchase and Securities loaned	$128,329	$90,397
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

June 2026 Form 10-Q	21

Management’s Discussion and Analysis
Unsecured Financing
For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in the 2025 Form 10-K.
Deposits

$ in millions	At June 30, 2026	At December 31, 2025
Savings and demand deposits:
Brokerage sweep deposits[1]	$148,859	$145,237
Savings and other	179,693	170,646
Total Savings and demand deposits	328,552	315,883
Time deposits[2]	117,516	99,640
Total[3]	$446,068	$415,523
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
Borrowings by Maturity at June 30, 20261

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$9,400	$9,400
Original maturities greater than one year
2026	$7,933	$6,914	$14,847
2027	15,486	23,601	39,087
2028	15,948	29,177	45,125
2029	24,603	16,093	40,696
2030	23,666	19,937	43,603
Thereafter	136,080	63,718	199,798
Total greater than one year	$223,716	$159,440	$383,156
Total	$223,716	$168,840	$392,556
Maturities over next 12 months[2]			$34,304
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $393 billion as of June 30, 2026 increased compared with $349 billion at December 31, 2025, primarily due to non-bank issuances net of maturities and redemptions.
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
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at July 31, 2026

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	AA (low)	Stable
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	A1	Stable
Rating and Investment Information, Inc.	a-1	A+	Stable
S&P Global Ratings	A-2	A-	Stable

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1+	AA	Stable
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1+	AA	Stable
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable
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

22	June 2026 Form 10-Q

Management’s Discussion and Analysis
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
Common Stock Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except for per share data	2026	2025	2026	2025
Number of shares	8	8	18	16
Average price per share	$197.64	$123.22	$181.21	$124.54
Total	$1,500	$1,000	$3,250	$2,000
For additional information on our common stock repurchases, see Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	July 15, 2026
Amount per share	$1.15
Date to be paid	August 14, 2026
Shareholders of record as of	July 31, 2026
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

June 2026 Form 10-Q	23

Management’s Discussion and Analysis
conservation buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios.
Capital Buffer Requirements

	At June 30, 2026 and December 31, 2025
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

	Regulatory Minimum	At June 30, 2026 and December 31, 2025
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	11.8%	10.0%
Tier 1 capital ratio	6.0%	13.3%	11.5%
Total capital ratio	8.0%	15.3%	13.5%
1.Required ratios represent the regulatory minimum plus the capital conservation buffer requirement.
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At June 30, 2026 and December 31, 2025, the differences between the actual and required ratios were lower under the Standardized Approach.
Leverage-Based Regulatory Capital. Leverage-based capital requirements include a minimum Tier 1 leverage ratio of 4%, a minimum SLR of 3% and an enhanced supplementary leverage ratio (“eSLR”) capital buffer of at least 0.5%. As of January 1, 2026, the Firm and its U.S. Bank Subsidiaries elected to early adopt the final rulemaking on changes to the eSLR by the U.S. banking agencies. Under the final rule, the eSLR buffer applicable to U.S. G-SIBs equals 50% of each BHC’s Method 1 G-SIB capital surcharge, which equates to 0.5% for the Firm, applied above the 3.0% minimum SLR requirement. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Developments and Other Matters—Final Rulemaking on Changes to the Enhanced Supplementary Leverage Ratio” in the 2025 Form 10-K.
Regulatory Capital Ratios
Risk-based capital

	Standardized		Advanced
$ in millions	At June 30, 2026	At Dec 31, 2025	At June 30, 2026	At Dec 31, 2025
Risk-based capital
CET1 capital	$87,568	$83,153	$87,568	$83,153
Tier 1 capital	97,217	92,728	97,217	92,728
Total capital	108,916	103,449	108,243	102,680
Total RWA	589,397	552,515	539,839	514,158
Risk-based capital ratios
CET1 capital	14.9%	15.0%	16.2%	16.2%
Tier 1 capital	16.5%	16.8%	18.0%	18.0%
Total capital	18.5%	18.7%	20.1%	20.0%
Required ratios[1]
CET1 capital	11.8%	11.8%	10.0%	10.0%
Tier 1 capital	13.3%	13.3%	11.5%	11.5%
Total capital	15.3%	15.3%	13.5%	13.5%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At June 30, 2026	At December 31, 2025
Leveraged-based capital
Adjusted average assets[1]	$1,608,012	$1,383,314
Supplementary leverage exposure[2]	1,970,884	1,717,775
Leveraged-based capital ratios
Tier 1 leverage	6.0%	6.7%
SLR	4.9%	5.4%
Required ratios[3]
Tier 1 leverage	4.0%	4.0%
SLR	3.5%	5.0%
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
3.Required ratios are inclusive of any buffers applicable as of the date presented.

24	June 2026 Form 10-Q

Management’s Discussion and Analysis
Regulatory Capital

$ in millions	At June 30, 2026	At December 31, 2025	Change
CET1 capital
Common shareholders' equity	$106,579	$101,882	$4,697
Regulatory adjustments and deductions:
Net goodwill	(16,731)	(16,373)	(358)
Net intangible assets	(4,549)	(4,663)	114
Other adjustments and deductions[1]	2,269	2,307	(38)
Total CET1 capital	$87,568	$83,153	$4,415
Additional Tier 1 capital
Preferred stock	$9,750	$9,750	$—
Noncontrolling interests	866	823	43
Additional Tier 1 capital	$10,616	$10,573	$43
Deduction for investments in covered funds	(967)	(998)	31
Total Tier 1 capital	$97,217	$92,728	$4,489
Standardized Tier 2 capital
Subordinated debt	$9,326	$8,380	$946
Eligible ACL	2,511	2,411	100
Other adjustments and deductions	(138)	(70)	(68)
Total Standardized Tier 2 capital	$11,699	$10,721	$978
Total Standardized capital	$108,916	$103,449	$5,467
Advanced Tier 2 capital
Subordinated debt	$9,326	$8,380	$946
Eligible credit reserves	1,838	1,642	196
Other adjustments and deductions	(138)	(70)	(68)
Total Advanced Tier 2 capital	$11,026	$9,952	$1,074
Total Advanced capital	$108,243	$102,680	$5,563
1.Other adjustments and deductions used in the calculation of CET1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, non-cash after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.
RWA Rollforward

	Six Months Ended June 30, 2026
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2025	$493,206	$349,930
Change related to the following items:
Derivatives	7,087	3,492
Securities financing transactions	8,107	(656)
Investment securities	(170)	(1,518)
Commitments, guarantees and loans	10,979	14,589
Equity investments	476	1,723
Other credit risk	8,468	6,257
Total change in credit risk RWA	$34,947	$23,887
Balance at June 30, 2026	$528,153	$373,817
Market risk RWA
Balance at December 31, 2025	$59,309	$59,345
Change related to the following items:
Regulatory VaR	888	888
Regulatory stressed VaR	1,527	1,527
Incremental risk charge	110	110
Comprehensive risk measure	448	650
Specific risk	(1,038)	(1,219)
Total change in market risk RWA	$1,935	$1,956
Balance at June 30, 2026	$61,244	$61,301
Operational risk RWA
Balance at December 31, 2025	N/A	$104,883
Change in operational risk RWA	N/A	(162)
Balance at June 30, 2026	N/A	$104,721
Total RWA	$589,397	$539,839
Regulatory VaR—VaR for regulatory capital requirements

In the current year period, Credit risk RWA increased under both the Standardized and Advanced Approaches. Under the Standardized Approach, the increase was primarily due to higher Commitments, guarantees and loans, Securities financing transactions, Other credit risk and Derivatives exposures, particularly in equities. Under the Advanced Approach, the increase was primarily due to higher Commitments, guarantees and loans and Other credit risk.
Market risk RWA increased in the current year period under both the Standardized and Advanced Approaches, primarily driven by higher Regulatory stressed VaR and Regulatory VaR, partially offset by Specific Risk due to securitization standardized charges.
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

June 2026 Form 10-Q	25

Management’s Discussion and Analysis
by imposing losses on eligible LTD or other forms of TLAC where an SPOE resolution strategy is used.
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At June 30, 2026	At December 31, 2025
External TLAC[2]			$309,006	$284,259
External TLAC as a % of RWA	18.0%	21.5%	52.4%	51.4%
External TLAC as a % of leverage exposure[4]	7.5%	8.0%	15.7%	16.5%
Eligible LTD[3]			$204,872	$181,401
Eligible LTD as a % of RWA	9.0%	9.0%	34.8%	32.8%
Eligible LTD as a % of leverage exposure[4]	3.0%	3.0%	10.4%	10.6%
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
We are in compliance with all TLAC requirements as of June 30, 2026 and December 31, 2025.
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

During 2026, as insured depository institutions (“IDIs”) with less than $250 billion of average total assets over the four most recent consecutive quarters through March 31, 2025, our U.S. Bank Subsidiaries are not subject to company-run stress test regulatory requirements by the OCC. Beginning in 2027, based on its average total assets over the four most recent consecutive quarters through March 31, 2026, MSBNA will become subject to company-run stress test regulatory requirements.
As part of its annual capital supervisory stress testing process, the Federal Reserve determines an SCB for each large BHC, including us.
In 2025, the Federal Reserve proposed revisions to the SCB, CCAR and supervisory stress testing frameworks. While those proposals are under review, the Firm remains subject to its current SCB requirement of 4.3% through October 1, 2027, at which time a new SCB requirement may apply based on the results of the supervisory stress test conducted in 2027. Together with other features of the regulatory capital framework, this SCB resulted in an aggregate Standardized Approach CET1 required ratio of 11.8%. See “Regulatory Developments and Other Matters—Proposed Changes to Capital Requirements” and “Regulatory Developments and Other Matters—Supervisory Stress Testing” herein.
For the 2026 capital planning and stress test cycle, we submitted our capital plan and company-run stress test results to the Federal Reserve on April 6, 2026. On June 24, 2026, the Federal Reserve published summary results of its supervisory stress tests of each large BHC, which do not impact firms’ SCB requirements. We also disclosed a summary of the results of our company-run stress tests on our Investor Relations website and increased our quarterly common stock dividend to $1.15 per share from $1.00, beginning with the common stock dividend announced on July 15, 2026.
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

26	June 2026 Form 10-Q

Management’s Discussion and Analysis
prospective regulatory requirements, organic growth, potential future acquisitions and other capital needs.
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2026	2025	2026	2025
Institutional Securities	$48.2	$48.4	$48.2	$48.4
Wealth Management	28.7	29.4	28.7	29.4
Investment Management	10.2	10.6	10.2	10.6
Parent Company	17.8	9.1	16.7	8.0
Total	$104.9	$97.5	$103.8	$96.4
1.The attribution of average common equity to the business segments is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
We continue to evaluate our Required Capital framework with respect to the impact of evolving regulatory requirements, as appropriate.
Resolution and Recovery Planning
We are required to submit once every two years to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. We submitted our 2025 targeted resolution plan on June 30, 2025. In May 2026, we received joint feedback on our 2025 targeted resolution plan from the agencies, with no shortcomings or deficiencies identified.
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

June 2026 Form 10-Q	27

Management’s Discussion and Analysis
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

28	June 2026 Form 10-Q

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
95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	June 30, 2026
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$29	$33	$40	$26
Equity price	37	31	37	25
Foreign exchange rate	10	11	20	6
Commodity price	22	24	34	17
Less: Diversification benefit[2]	(47)	(49)	N/A	N/A
Primary Risk Categories	$51	$50	$57	$45
Credit portfolio	20	19	21	17
Less: Diversification benefit[2]	(17)	(13)	N/A	N/A
Total Management VaR	$54	$56	$66	$51

	Three Months Ended
	March 31, 2026
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$38	$32	$42	$23
Equity price	37	34	45	30
Foreign exchange rate	13	11	20	5
Commodity price	20	18	27	12
Less: Diversification benefit[2]	(47)	(47)	N/A	N/A
Primary Risk Categories	$61	$48	$68	$39
Credit portfolio	19	16	23	13
Less: Diversification benefit[2]	(12)	(11)	N/A	N/A
Total Management VaR	$68	$53	$74	$43
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

Average Total Management VaR for the Primary Risk Categories was relatively unchanged from the three months ended March 31, 2026. Period-end Total Management VaR for the Primary Risk Categories decreased from March 31, 2026, primarily driven by reduced exposures in the interest rate and credit spread category.
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

June 2026 Form 10-Q	29

Risk Disclosures
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)

Number of Days
28
27
9
1
$50 to $55
$55 to $60
$60 to $65
$65 to $70

Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
5
7
8
25
14
5
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
Credit Spread Risk Sensitivity1

$ in millions	At June 30, 2026	At March 31, 2026
Derivatives	$5	$5
Borrowings and Deposits carried at fair value	61	58
1.Amounts represent the potential gain for each 1 bps widening of our credit spread.
Wealth Management Net Interest Income Sensitivity Analysis

$ in millions	At June 30, 2026	At March 31, 2026
Basis point change
+200	$413	$408
+100	202	198
-100	(224)	(229)
-200	(515)	(502)
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

30	June 2026 Form 10-Q

Risk Disclosures
products available to depositors. Further, the level of interest rates could also impact client demand for loans.

Net interest income sensitivity to interest rates at June 30, 2026 was relatively unchanged from March 31, 2026.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At June 30, 2026	At March 31, 2026
Investments related to Investment Management activities	$622	$647
Other investments:
MUMSS	128	132
Other Firm investments	499	494
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
Loans and Lending Commitments

	At June 30, 2026
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$8,955	$10,880	$—	$19,835
Secured lending facilities	73,537	1,920	—	75,457
Commercial and Residential real estate	7,878	179	6,471	14,528
Securities-based lending and Other	4,163	32	6,434	10,629
Total Institutional Securities	94,533	13,011	12,905	120,449
Wealth Management:
Residential real estate	75,627	5	—	75,632
Securities-based lending and Other	120,403	41	—	120,444
Total Wealth Management	196,030	46	—	196,076
Total Investment Management[2]	3	—	373	376
Total loans	290,566	13,057	13,278	316,901
ACL	(1,248)			(1,248)
Total loans, net of ACL	$289,318	$13,057	$13,278	$315,653
Lending commitments[3]	$179,115	$46,518	$800	$226,433
Total exposure	$468,433	$59,575	$14,078	$542,086

	At December 31, 2025
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$7,277	$7,202	$—	$14,479
Secured lending facilities	69,149	1,817	—	70,966
Commercial and Residential real estate	8,039	320	3,949	12,308
Securities-based lending and Other	3,780	30	6,904	10,714
Total Institutional Securities	88,245	9,369	10,853	108,467
Wealth Management:
Residential real estate	72,403	5	—	72,408
Securities-based lending and Other	109,201	—	—	109,201
Total Wealth Management	181,604	5	—	181,609
Total Investment Management[2]	3	—	91	94
Total loans	269,852	9,374	10,944	290,170
ACL	(1,132)			(1,132)
Total loans, net of ACL	$268,720	$9,374	$10,944	$289,038
Lending commitments[3]	$166,989	$41,445	$732	$209,166
Total exposure	$435,709	$50,819	$11,676	$498,204
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

June 2026 Form 10-Q	31

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
Total loans and lending commitments increased by approximately $44 billion since December 31, 2025, primarily due to growth in corporate relationship lending and secured lending facilities within the Institutional Securities business segment and an increase in securities-based loans within the Wealth Management business segment.
See Notes 4, 5, 9 and 13 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
ACL—Loans
Beginning balance	$1,174	$1,132
Gross charge-offs	(35)	(72)
Recoveries	2	2
Net (charge-offs)/recoveries	(33)	(70)
Provision for credit losses	110	192
Other	(3)	(6)
Ending balance	$1,248	$1,248
ACL—Lending commitments
Beginning balance	$807	$798
Provision for credit losses	(12)	4
Other	(3)	(10)
Ending balance	$792	$792
Total ending balance	$2,040	$2,040
Provision for Credit Losses by Business Segment

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
$ in millions	IS	WM	Total	IS	WM	Total
Loans	$82	$28	$110	$158	$34	$192
Lending commitments	(11)	(1)	(12)	5	(1)	4
Total	$71	$27	$98	$163	$33	$196
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
The allowance for credit losses for loans and lending commitments increased since December 31, 2025, primarily related to certain specific commercial real estate and corporate loans and portfolio growth in corporate loans and secured lending facilities. Charge-offs in the current year period were primarily related to corporate and commercial real estate loans.
The base scenario used in our ACL models as of June 30, 2026 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. Our ACL models incorporate key macroeconomic variables, including U.S. real GDP growth rate with the base scenario for the current quarter incorporating expectations of continued economic growth consistent with our prior quarter forecast. Other key macroeconomic variables used in our ACL models include corporate credit spreads, interest rates and commercial real estate indices. The significance of these key macroeconomic variables on our ACL models varies depending on portfolio composition and economic conditions. We also considered macroeconomic uncertainty in determining the aggregate allowance for credit losses for the current quarter. See Note 2 to the financial statements in the 2025 Form 10-K.
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2026	4Q 2027
Year-over-year growth rate	1.9%	2.1%
Status of Loans Held for Investment

	At June 30, 2026		At December 31, 2025
	IS	WM	IS	WM
Accrual	99.3%	99.8%	99.2%	99.8%
Nonaccrual[1]	0.7%	0.2%	0.8%	0.2%
1.Nonaccrual loans are loans where principal or interest is not expected when contractually due or are past due 90 days or more unless the obligation is well-secured and is in the process of collection.
Net Charge-off Ratios for Loans Held for Investment

	Three Months Ended June 30,
	2026		2025
$ in millions	Net Charge-off Ratio[1]	Average Loans	Net Charge-off Ratio[1]	Average Loans
Corporate	0.31%	$9,327	—%	$7,998
Secured Lending Facilities	—%	71,563	—%	54,596
Commercial Real Estate	0.05%	8,004	0.22%	8,598
Residential Real Estate	—%	74,426	—%	68,304
SBL and Other	—%	121,833	—%	101,784
Total	0.01%	$285,153	0.01%	$241,280

32	June 2026 Form 10-Q

Risk Disclosures

	Six Months Ended June 30,
	2026		2025
$ in millions	Net Charge-off Ratio[1]	Average Loans	Net Charge-off Ratio[1]	Average Loans
Corporate	0.51%	$8,766	—%	$7,585
Secured Lending Facilities	—%	70,440	—%	52,614
Commercial Real Estate	0.19%	8,058	0.49%	8,536
Residential Real Estate	—%	73,634	—%	67,700
SBL and Other	0.01%	118,238	—%	99,495
Total	0.03%	$279,136	0.02%	$235,930
SBL—Securities-based lending
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.
Institutional Securities Lending Activities
Institutional Securities Loans and Lending Commitments1

	At June 30, 2026
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$262	$369	$36	$—	$667
A	868	1,457	182	—	2,507
BBB	6,660	20,520	781	366	28,327
BB	14,015	39,595	4,082	467	58,159
Other NIG	4,708	14,862	2,854	208	22,632
Unrated[2]	104	1,511	859	4,823	7,297
Total loans, net of ACL	26,617	78,314	8,794	5,864	119,589
Lending commitments
AAA	—	75	—	—	75
AA	3,416	5,952	275	—	9,643
A	10,853	30,439	545	—	41,837
BBB	9,339	69,576	2,384	178	81,477
BB	5,691	33,192	2,544	1,718	43,145
Other NIG	1,124	23,932	4,083	30	29,169
Unrated[2]	18	147	5	1	171
Total lending commitments	30,441	163,313	9,836	1,927	205,517
Total exposure	$57,058	$241,627	$18,630	$7,791	$325,106

	At December 31, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$2	$163	$—	$—	$165
A	989	1,159	158	—	2,306
BBB	3,872	17,798	967	429	23,066
BB	9,948	40,450	2,668	413	53,479
Other NIG	5,288	12,931	3,965	153	22,337
Unrated[2]	212	1,587	955	3,596	6,350
Total loans, net of ACL	20,311	74,088	8,713	4,591	107,703
Lending commitments
AAA	—	75	—	—	75
AA	3,795	5,024	275	—	9,094
A	11,952	29,626	983	—	42,561
BBB	9,721	61,325	2,138	148	73,332
BB	2,676	30,373	3,492	1,551	38,092
Other NIG	868	21,087	3,651	3	25,609
Unrated[2]	20	88	8	1	117
Total lending commitments	29,032	147,598	10,547	1,703	188,880
Total exposure	$49,343	$221,686	$19,260	$6,294	$296,583
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At June 30, 2026	At December 31, 2025
Industry
Financials	$89,866	$83,193
Real estate	56,920	50,923
Industrials	27,003	20,952
Communications Services	22,213	21,292
Information Technology	21,083	17,252
Healthcare	17,940	21,725
Consumer Staples	17,820	16,851
Consumer discretionary	17,763	15,504
Utilities	14,469	13,828
Materials	11,645	9,689
Insurance	11,296	7,443
Energy	10,042	12,946
Other	7,046	4,985
Total exposure	$325,106	$296,583
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial and Residential real estate, and Securities-based lending and Other. As of June 30, 2026 and December 31, 2025, over 90% of our Institutional Securities total exposure, which consisted of loans and lending commitments, was investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2025 Form 10-K.

June 2026 Form 10-Q	33

Risk Disclosures
Institutional Securities Loans and Lending Commitments Held for Investment

	At June 30, 2026
$ in millions	Loans	Lending Commitments	Total
Corporate	$8,955	$129,997	$138,952
Secured lending facilities	73,537	27,797	101,334
Commercial real estate	7,878	510	8,388
Securities-based lending and Other	4,163	960	5,123
Total, before ACL	$94,533	$159,264	$253,797
ACL	$(860)	$(777)	$(1,637)

	At December 31, 2025
$ in millions	Loans	Lending Commitments	Total
Corporate	$7,277	$119,390	$126,667
Secured lending facilities	69,149	26,947	96,096
Commercial real estate	8,039	353	8,392
Securities-based lending and Other	3,780	938	4,718
Total, before ACL	$88,245	$147,628	$235,873
ACL	$(764)	$(780)	$(1,544)
Institutional Securities Commercial Real Estate Loans and Lending Commitments
By Region

	At June 30, 2026			At December 31, 2025
$ in millions	Loans[1]	LC1	Total Exposure	Loans[1]	LC1	Total Exposure
Americas	$5,082	$672	$5,754	$4,116	$202	$4,318
EMEA	4,230	173	4,403	4,320	184	4,504
Asia	405	11	416	466	15	481
Total	$9,717	$856	$10,573	$8,902	$401	$9,303
By Property Type

	At June 30, 2026			At December 31, 2025
$ in millions	Loans[1]	LC1	Total Exposure	Loans[1]	LC1	Total Exposure
Industrial	$3,440	$567	$4,007	$3,603	$118	$3,721
Office	2,764	106	2,870	2,143	132	2,275
Multifamily	2,050	141	2,191	1,729	96	1,825
Hotel	891	42	933	867	51	918
Retail	572	—	572	560	4	564
Total	$9,717	$856	$10,573	$8,902	$401	$9,303
LC–Lending Commitments
1. Amounts include HFI, HFS and FVO loans and lending commitments. HFI loans are presented net of ACL.
As of June 30, 2026 and December 31, 2025, our lending against commercial real estate (“CRE”) properties within the Institutional Securities business segment totaled $10.6 billion and $9.3 billion, respectively. This represents 3.3% and 3.1%, respectively, of total exposure reflected in the Institutional Securities Loans and Lending Commitments table above. Those CRE loans are originated for experienced sponsors and are generally secured by specific institutional CRE properties. In many cases, loans are subsequently syndicated or securitized on a full or partial basis, reducing our ongoing exposure.
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
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

	Six Months Ended June 30, 2026
$ in millions	Corporate	Secured Lending Facilities	CRE	SBL and Other	Total
ACL—Loans
Beginning balance	$260	$201	$283	$20	$764
Gross charge-offs	(45)	—	(17)	—	(62)
Recoveries	—	—	2	—	2
Net (charge-offs)/ recoveries	(45)	—	(15)	—	(60)
Provision (release)	66	43	46	3	158
Other	(2)	(2)	(2)	4	(2)
Ending balance	$279	$242	$312	$27	$860
ACL—Lending commitments
Beginning balance	$625	$137	$12	$6	$780
Provision (release)	24	(20)	4	(3)	5
Other	(9)	(1)	—	2	(8)
Ending balance	$640	$116	$16	$5	$777
Total ending balance	$919	$358	$328	$32	$1,637
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At June 30, 2026	At December 31, 2025
Corporate	3.1%	3.6%
Secured lending facilities	0.3%	0.3%
Commercial real estate	4.0%	3.5%
Securities-based lending and Other	0.6%	0.5%
Total Institutional Securities loans	0.9%	0.9%

34	June 2026 Form 10-Q

Risk Disclosures
Wealth Management Lending Activities
Wealth Management Loans and Lending Commitments

	At June 30, 2026
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$109,467	$9,971	$679	$75	$120,192
Residential real estate	2	119	974	74,401	75,496
Total loans, net of ACL	$109,469	$10,090	$1,653	$74,476	$195,688
Lending commitments	17,393	3,024	35	464	20,916
Total exposure	$126,862	$13,114	$1,688	$74,940	$216,604

	At December 31, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$96,959	$11,210	$654	$137	$108,960
Residential real estate	1	116	989	71,175	72,281
Total loans, net of ACL	$96,960	$11,326	$1,643	$71,312	$181,241
Lending commitments	16,907	2,889	66	424	20,286
Total exposure	$113,867	$14,215	$1,709	$71,736	$201,527
The principal Wealth Management business segment lending activities include Securities-based lending and Residential real estate loans.
For more information about our Securities-based lending and Residential real estate loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2025 Form 10-K.
Wealth Management Commercial Real Estate Loans and Lending Commitments by Property Type

	At June 30, 2026			At December 31, 2025
$ in millions	Loans[1]	LC1	Total exposure	Loans[1]	LC1	Total exposure
Office	$2,210	$1	$2,211	$2,136	$1	$2,137
Retail	2,189	—	2,189	2,306	—	2,306
Multifamily	1,528	132	1,660	1,701	197	1,898
Industrial	394	—	394	437	—	437
Hotel	352	—	352	385	—	385
Other	288	—	288	311	—	311
Total	$6,961	$133	$7,094	$7,276	$198	$7,474
LC–Lending Commitments
1.Amounts include HFI loans and lending commitments. HFI loans are presented net of ACL.
As of June 30, 2026 and December 31, 2025, our direct lending against CRE properties totaled $7.1 billion and $7.5 billion, respectively, within the Wealth Management business segment. This represents 3.3% and 3.7%, respectively, of total exposure reflected in the Wealth Management Loans and Lending Commitments table above, primarily included within Securities-based lending and Other loans. Such loans are originated through our private banking platform, are both secured and generally benefiting from full or partial guarantees from high or ultra-high net worth clients, which partially reduce associated credit risk. At both June 30, 2026 and December 31, 2025, greater than 95% of the CRE loans balance in the Wealth Management business segment received guarantees. All of our lending against CRE properties within Wealth Management are in the Americas region.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

	Six Months Ended June 30, 2026
$ in millions	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$127	$241	$368
Gross charge-offs	—	(10)	(10)
Provision (release)	9	25	34
Other	—	(4)	(4)
Ending balance	$136	$252	$388
ACL—Lending commitments
Beginning balance	$5	$13	$18
Provision (release)	—	(1)	(1)
Other	—	(2)	(2)
Ending balance	$5	$10	$15
Total ending balance	$141	$262	$403
As of June 30, 2026 and December 31, 2025, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At June 30, 2026	At December 31, 2025
Institutional Securities	$64,084	$52,657
Wealth Management	36,244	31,214
Total	$100,328	$83,871
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

June 2026 Form 10-Q	35

Risk Disclosures
risk characteristics. For a further discussion, see “Risk Factors—Credit Risk” in the 2025 Form 10-K.
Employee Loans
For information on employee loans and related ACL, see Note 9 to the financial statements.
Derivatives
Fair Value of OTC Derivative Assets

	At June 30, 2026
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$1,548	$19,215	$47,912	$25,109	$15,318	$109,102
1-3 years	868	6,549	18,584	11,604	8,632	46,237
3-5 years	419	6,705	10,383	7,077	6,320	30,904
Over 5 years	3,121	20,888	52,294	29,458	7,791	113,552
Total, gross	$5,956	$53,357	$129,173	$73,248	$38,061	$299,795
Counterparty netting	(3,382)	(42,732)	(98,675)	(53,002)	(23,504)	(221,295)
Cash and securities collateral	(2,264)	(8,482)	(26,569)	(13,924)	(7,106)	(58,345)
Total, net	$310	$2,143	$3,929	$6,322	$7,451	$20,155

	At December 31, 2025
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$969	$12,406	$41,750	$19,551	$10,930	$85,606
1-3 years	485	5,978	16,718	9,879	7,556	40,616
3-5 years	676	6,324	9,408	7,288	3,223	26,919
Over 5 years	3,124	23,497	52,600	28,599	7,471	115,291
Total, gross	$5,254	$48,205	$120,476	$65,317	$29,180	$268,432
Counterparty netting	(3,041)	(39,093)	(90,919)	(46,335)	(16,243)	(195,631)
Cash and securities collateral	(2,114)	(7,346)	(25,473)	(13,043)	(5,669)	(53,645)
Total, net	$99	$1,766	$4,084	$5,939	$7,268	$19,156

$ in millions	At June 30, 2026	At December 31, 2025
Industry
Financials	$7,596	$7,233
Utilities	3,795	3,626
Energy	1,392	756
Consumer discretionary	1,073	1,174
Industrials	1,002	1,251
Communications Services	808	719
Healthcare	603	618
Regional governments	564	637
Sovereign governments	520	325
Consumer staples	473	541
Materials	442	804
Real estate	368	301
Information technology	356	230
Not-for-profit organizations	126	98
Insurance	122	159
Other	915	684
Total	$20,155	$19,156
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
Top 10 Non-U.S. Country Exposures

	At June 30, 2026
$ in millions	United Kingdom	France	Germany	Japan	Brazil
Sovereign
Net inventory[1]	$3,947	$4,855	$(741)	$2,666	$4,809
Net counterparty exposure[2]	118	—	112	33	3
Exposure before hedges	4,065	4,855	(629)	2,699	4,812
Hedges[3]	(21)	(136)	(141)	(137)	60
Net exposure	$4,044	$4,719	$(770)	$2,562	$4,872
Non-sovereign
Net inventory[1]	$2,098	$1,271	$961	$(249)	$97
Net counterparty exposure[2]	9,238	4,049	3,429	4,447	383
Loans	12,151	807	2,870	1,579	300
Lending commitments	11,257	3,886	7,210	1,256	329
Exposure before hedges	34,744	10,013	14,470	7,033	1,109
Hedges[3]	(1,851)	(1,556)	(2,304)	(394)	(34)
Net exposure	$32,893	$8,457	$12,166	$6,639	$1,075
Total net exposure	$36,937	$13,176	$11,396	$9,201	$5,947

$ in millions	Canada	Netherlands	Switzerland	India	Australia
Sovereign
Net inventory[1]	$734	$744	$1	$767	$31
Net counterparty exposure[2]	73	—	—	93	5
Exposure before hedges	807	744	1	860	36
Hedges[3]	—	(12)	—	—	—
Net exposure	$807	$732	$1	$860	$36
Non-sovereign
Net inventory[1]	$439	$1,022	$652	$1,236	$265
Net counterparty exposure[2]	2,142	1,001	1,093	1,558	992
Loans	178	925	141	294	1,417
Lending commitments	1,610	886	3,434	239	1,850
Exposure before hedges	4,369	3,834	5,320	3,327	4,524
Hedges[3]	(140)	(77)	(874)	(40)	(778)
Net exposure	$4,229	$3,757	$4,446	$3,287	$3,746
Total net exposure	$5,036	$4,489	$4,447	$4,147	$3,782

36	June 2026 Form 10-Q

Risk Disclosures
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

June 2026 Form 10-Q	37

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of June 30, 2026, and the related condensed consolidated income statements, comprehensive income statements and statements of changes in total equity for the three-month and six-month periods ended June 30, 2026 and 2025, and the cash flow statements for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
August 4, 2026

38	June 2026 Form 10-Q

Consolidated Income Statement (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2026	2025	2026	2025
Revenues
Investment banking	$2,651	$1,644	$4,940	$3,355
Trading	6,723	4,745	13,453	9,856
Investments	226	388	372	757
Commissions and fees	1,833	1,425	3,523	2,906
Asset management	6,912	5,953	13,642	11,916
Other	223	290	515	1,041
Total non-interest revenues	18,568	14,445	36,445	29,831
Interest income	15,902	14,905	31,175	28,653
Interest expense	13,122	12,558	25,692	23,953
Net interest	2,780	2,347	5,483	4,700
Net revenues	21,348	16,792	41,928	34,531
Provision for credit losses	98	196	196	331
Non-interest expenses
Compensation and benefits	8,187	7,190	16,729	14,711
Brokerage, clearing and exchange fees	1,464	1,188	2,720	2,410
Information processing and communications	1,203	1,089	2,351	2,139
Professional services	680	711	1,282	1,385
Occupancy and equipment	482	459	965	908
Marketing and business development	401	297	711	535
Other	1,485	1,040	2,615	1,946
Total non-interest expenses	13,902	11,974	27,373	24,034
Income before provision for income taxes	7,348	4,622	14,359	10,166
Provision for income taxes	1,695	1,047	3,068	2,220
Net income	$5,653	$3,575	$11,291	$7,946
Net income applicable to noncontrolling interests	72	36	143	92
Net income applicable to Morgan Stanley	$5,581	$3,539	$11,148	$7,854
Preferred stock dividends	145	147	301	305
Earnings applicable to Morgan Stanley common shareholders	$5,436	$3,392	$10,847	$7,549
Earnings per common share
Basic	$3.50	$2.15	$6.96	$4.78
Diluted	$3.46	$2.13	$6.90	$4.73
Average common shares outstanding
Basic	1,554	1,577	1,558	1,581
Diluted	1,569	1,593	1,573	1,596
Consolidated Comprehensive Income Statement
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Net income	$5,653	$3,575	$11,291	$7,946
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19)	204	(37)	392
Change in net unrealized gains (losses) on available-for-sale securities	3	42	(132)	400
Pension and other	5	2	9	4
Change in net debt valuation adjustment	(630)	(174)	599	164
Net change in cash flow hedges	(208)	16	(506)	33
Total other comprehensive income (loss)	$(849)	$90	$(67)	$993
Comprehensive income	$4,804	$3,665	$11,224	$8,939
Net income applicable to noncontrolling interests	72	36	143	92
Other comprehensive income (loss) applicable to noncontrolling interests	(26)	42	(23)	92
Comprehensive income applicable to Morgan Stanley	$4,758	$3,587	$11,104	$8,755

See Notes to Consolidated Financial Statements	39	June 2026 Form 10-Q

Consolidated Balance Sheet

$ in millions, except share data	(Unaudited) At June 30, 2026	At December 31, 2025
Assets
Cash and cash equivalents	$160,135	$111,695
Trading assets at fair value ($278,278 and $213,269 pledged as collateral)	544,153	428,276
Investment securities:
Available-for-sale at fair value (amortized cost of $107,761 and $112,522)	105,532	110,466
Held-to-maturity (fair value of $40,238 and $45,615)	47,747	53,090
Securities purchased under agreements to resell (includes $109 and $— at fair value)	129,516	120,243
Securities borrowed	181,358	151,908
Customer and other receivables	151,010	114,720
Loans:
Held for investment (net of allowance for credit losses of $1,248 and $1,132)	289,318	268,720
Held for sale	13,057	9,374
Goodwill	17,105	16,726
Intangible assets (net of accumulated amortization of $2,042 and $1,882)	5,873	6,010
Other assets	30,253	29,042
Total assets	$1,675,057	$1,420,270
Liabilities
Deposits (includes $8,647 and $8,755 at fair value)	$446,068	$415,523
Trading liabilities at fair value	255,589	169,569
Securities sold under agreements to repurchase (includes $887 and $696 at fair value)	102,202	78,539
Securities loaned	20,736	17,310
Other secured financings (includes $19,461 and $16,871 at fair value)	29,819	21,603
Customer and other payables	279,070	226,519
Other liabilities and accrued expenses	31,577	29,620
Borrowings (includes $147,514 and $132,479 at fair value)	392,556	348,935
Total liabilities	1,557,617	1,307,618
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	9,750	9,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,571,931,108 and 1,582,834,137	20	20
Additional paid-in capital	31,597	31,153
Retained earnings	122,774	115,091
Employee stock trusts	5,912	5,154
Accumulated other comprehensive income (loss)	(6,329)	(6,285)
Common stock held in treasury at cost, $0.01 par value (466,962,871 and 456,059,842 shares)	(41,483)	(38,097)
Common stock issued to employee stock trusts	(5,912)	(5,154)
Total Morgan Stanley shareholders’ equity	116,329	111,632
Noncontrolling interests	1,111	1,020
Total equity	117,440	112,652
Total liabilities and equity	$1,675,057	$1,420,270

June 2026 Form 10-Q	40	See Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Total Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Preferred stock
Beginning and ending balance	$9,750	$9,750	$9,750	$9,750
Common stock
Beginning and ending balance	20	20	20	20
Additional paid-in capital
Beginning balance	30,988	29,773	31,153	30,179
Share-based award activity	609	490	444	84
Ending balance	31,597	30,263	31,597	30,263
Retained earnings
Beginning balance	118,913	107,653	115,091	104,989
Net income applicable to Morgan Stanley	5,581	3,539	11,148	7,854
Preferred stock dividends[1]	(145)	(147)	(301)	(305)
Common stock dividends[1]	(1,575)	(1,478)	(3,164)	(2,970)
Other net increases (decreases)	—	—	—	(1)
Ending balance	122,774	109,567	122,774	109,567
Employee stock trusts
Beginning balance	6,003	5,277	5,154	5,103
Share-based award activity	(91)	(192)	758	(18)
Ending balance	5,912	5,085	5,912	5,085
Accumulated other comprehensive income (loss)
Beginning balance	(5,506)	(5,961)	(6,285)	(6,814)
Net change in Accumulated other comprehensive income (loss)	(823)	48	(44)	901
Ending balance	(6,329)	(5,913)	(6,329)	(5,913)
Common stock held in treasury at cost
Beginning balance	(39,879)	(34,423)	(38,097)	(33,613)
Share-based award activity	54	33	1,147	1,253
Repurchases of common stock and employee tax withholdings	(1,658)	(1,113)	(4,533)	(3,143)
Ending balance	(41,483)	(35,503)	(41,483)	(35,503)
Common stock issued to employee stock trusts
Beginning balance	(6,003)	(5,277)	(5,154)	(5,103)
Share-based award activity	91	192	(758)	18
Ending balance	(5,912)	(5,085)	(5,912)	(5,085)
Noncontrolling interests
Beginning balance	1,098	1,035	1,020	917
Net income applicable to noncontrolling interests	72	36	143	92
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	(26)	42	(23)	92
Other net increases (decreases)	(33)	(27)	(29)	(15)
Ending balance	1,111	1,086	1,111	1,086
Total equity	$117,440	$109,270	$117,440	$109,270
1.See Note 16 for information regarding dividends per share for each class of stock.

See Notes to Consolidated Financial Statements	41	June 2026 Form 10-Q

Consolidated Cash Flow Statement (Unaudited)

	Six Months Ended June 30,
$ in millions	2026	2025
Cash flows from operating activities
Net income	$11,291	$7,946
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	1,133	1,008
Depreciation and amortization	1,916	2,172
Provision for credit losses	196	331
Other operating adjustments	260	156
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(29,728)	(65,970)
Securities borrowed	(29,450)	(16,100)
Securities loaned	3,426	3,967
Customer and other receivables and other assets	(40,203)	(13,253)
Customer and other payables and other liabilities	56,924	36,316
Securities purchased under agreements to resell	(9,273)	11,810
Securities sold under agreements to repurchase	23,663	19,470
Net cash provided by (used for) operating activities	(9,845)	(12,147)
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software	(1,573)	(1,476)
Changes in loans, net	(21,138)	(18,186)
AFS securities:
Purchases	(16,668)	(18,687)
Proceeds from sales	6,878	2,462
Proceeds from paydowns and maturities	14,021	9,111
HTM securities:
Purchases	(1,294)	—
Proceeds from paydowns and maturities	6,901	4,520
Other investing activities	(931)	(450)
Net cash provided by (used for) investing activities	(13,804)	(22,706)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	5,095	3,374
Deposits	30,977	13,232
Proceeds from issuance of Borrowings	99,444	69,341
Payments for:
Borrowings	(54,037)	(45,092)
Repurchases of common stock and employee tax withholdings	(4,547)	(3,159)
Cash dividends	(3,385)	(3,200)
Other financing activities	(27)	216
Net cash provided by (used for) financing activities	73,520	34,712
Effect of exchange rate changes on cash and cash equivalents	(1,431)	3,885
Net increase (decrease) in cash and cash equivalents	48,440	3,744
Cash and cash equivalents, at beginning of period	111,695	105,386
Cash and cash equivalents, at end of period	$160,135	$109,130
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$26,585	$24,543
Income taxes, net of refunds	2,171	2,345

June 2026 Form 10-Q	42	See Notes to Consolidated Financial Statements

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

43	June 2026 Form 10-Q

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
During the six months ended June 30, 2026, there were no significant updates to the Firm’s significant accounting policies, other than as described below.
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
3. Cash and Cash Equivalents

$ in millions	At June 30, 2026	At December 31, 2025
Cash and due from banks	$6,936	$4,462
Interest bearing deposits with banks	153,199	107,233
Total Cash and cash equivalents	$160,135	$111,695
Restricted cash	$37,098	$30,385
For additional information on cash and cash equivalents, including restricted cash, see Note 2 to the financial statements in the 2025 Form 10-K.

June 2026 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2026
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$77,305	$72,576	$—	$—	$149,881
Other sovereign government obligations	63,853	379	55	—	64,287
State and municipal securities	—	4,357	—	—	4,357
MABS	—	2,423	433	—	2,856
Loans and lending commitments[2]	—	11,996	1,282	—	13,278
Corporate and other debt	4,459	40,692	1,532	—	46,683
Corporate equities[3,5]	211,054	765	175	—	211,994
Derivative and other contracts:
Interest rate	3,340	119,058	468	—	122,866
Credit	—	10,738	205	—	10,943
Foreign exchange	21	104,975	256	—	105,252
Equity	11,281	123,733	1,206	—	136,220
Commodity and other	386	13,298	2,757	—	16,441
Netting[1]	(12,736)	(292,204)	(1,278)	(45,227)	(351,445)
Total derivative and other contracts	2,292	79,598	3,614	(45,227)	40,277
Investments[4,5]	775	409	1,560	—	2,744
Physical commodities	—	670	—	—	670
Total trading assets[4]	359,738	213,865	8,651	(45,227)	537,027
Investment securities—AFS	76,026	29,436	70	—	105,532
Securities purchased under agreements to resell	—	109	—	—	109
Total assets at fair value	$435,764	$243,410	$8,721	$(45,227)	$642,668

	At June 30, 2026
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$8,645	$2	$—	$8,647
Trading liabilities:
U.S. Treasury and agency securities	22,281	—	—	—	22,281
Other sovereign government obligations	35,766	43	2	—	35,811
Corporate and other debt	2,738	16,972	28	—	19,738
Corporate equities[3]	115,228	323	25	—	115,576
Derivative and other contracts:
Interest rate	3,185	108,077	891	—	112,153
Credit	—	11,184	94	—	11,278
Foreign exchange	156	95,456	218	—	95,830
Equity	10,343	172,228	2,969	—	185,540
Commodity and other	493	14,534	1,440	—	16,467
Netting[1]	(12,736)	(292,204)	(1,278)	(52,867)	(359,085)
Total derivative and other contracts	1,441	109,275	4,334	(52,867)	62,183
Total trading liabilities	177,454	126,613	4,389	(52,867)	255,589
Securities sold under agreements to repurchase	—	443	444	—	887
Other secured financings	—	19,333	128	—	19,461
Borrowings	—	146,710	804	—	147,514
Total liabilities at fair value	$177,454	$301,744	$5,767	$(52,867)	$432,098

	At December 31, 2025
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$70,801	$48,504	$—	$—	$119,305
Other sovereign government obligations	44,790	359	59	—	45,208
State and municipal securities	—	3,740	—	—	3,740
MABS	—	2,326	317	—	2,643
Loans and lending commitments[2]	—	9,520	1,424	—	10,944
Corporate and other debt	3,720	32,117	1,414	—	37,251
Corporate equities[3,5]	161,160	823	276	—	162,259
Derivative and other contracts:
Interest rate	2,231	125,002	452	—	127,685
Credit	—	10,081	263	—	10,344
Foreign exchange	11	85,969	165	—	86,145
Equity	7,335	85,077	717	—	93,129
Commodity and other	222	13,746	2,494	—	16,462
Netting[1]	(7,509)	(247,840)	(1,049)	(40,577)	(296,975)
Total derivative and other contracts	2,290	72,035	3,042	(40,577)	36,790
Investments[4,5]	795	416	1,507	—	2,718
Physical commodities	—	685	—	—	685
Total trading assets[4]	283,556	170,525	8,039	(40,577)	421,543
Investment securities—AFS	80,907	29,559	—	—	110,466
Securities purchased under agreements to resell	—	—	—	—	—
Total assets at fair value	$364,463	$200,084	$8,039	$(40,577)	$532,009

	At December 31, 2025
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$8,754	$1	$—	$8,755
Trading liabilities:
U.S. Treasury and agency securities	19,297	2	—	—	19,299
Other sovereign government obligations	23,534	28	2	—	23,564
Corporate and other debt	1,447	14,138	50	—	15,635
Corporate equities[3]	68,989	27	30	—	69,046
Derivative and other contracts:
Interest rate	2,189	113,060	606	—	115,855
Credit	—	10,520	176	—	10,696
Foreign exchange	70	82,887	129	—	83,086
Equity	6,253	114,930	2,150	—	123,333
Commodity and other	264	13,338	1,574	—	15,176
Netting[1]	(7,509)	(247,840)	(1,049)	(49,723)	(306,121)
Total derivative and other contracts	1,267	86,895	3,586	(49,723)	42,025
Total trading liabilities	114,534	101,090	3,668	(49,723)	169,569
Securities sold under agreements to repurchase	—	251	445	—	696
Other secured financings	—	16,565	306	—	16,871
Borrowings	—	131,871	608	—	132,479
Total liabilities at fair value	$114,534	$258,531	$5,028	$(49,723)	$328,370
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
2.For a further breakdown by type, see the following Detail of Loans and Lending Commitments at Fair Value table.
3.For trading purposes, the Firm holds or sells short equity securities issued by entities in diverse industries and of varying sizes.

45	June 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
4.Amounts exclude certain investments that are measured based on NAV per share, which are not classified in the fair value hierarchy. For additional disclosure about such investments, see “Net Asset Value Measurements” herein.
5.At June 30, 2026 and December 31, 2025, the Firm’s Trading assets included an insignificant amount of equity securities subject to contractual sale restrictions that generally prohibit the Firm from selling the security for a period of time as of the measurement date.
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At June 30, 2026	At December 31, 2025
Commercial real estate	$1,691	$675
Residential real estate	4,780	3,274
Securities-based lending and Other loans	6,807	6,995
Total	$13,278	$10,944
Unsettled Fair Value of Futures Contracts1

$ in millions	At June 30, 2026	At December 31, 2025
Customer and other receivables (payables), net	$2,192	$1,538
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
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Other sovereign government obligations
Beginning balance	$55	$29	$59	$17
Realized and unrealized gains (losses)	—	1	—	—
Purchases	13	4	12	24
Sales	(1)	(3)	(2)	(11)
Net transfers	(12)	(5)	(14)	(4)
Ending balance	$55	$26	$55	$26
Unrealized gains (losses)	$—	$—	$—	$—
State and municipal securities
Beginning balance	$—	$—	$—	$—
Purchases	—	10	—	10
Ending balance	$—	$10	$—	$10
Unrealized gains (losses)	$—	$—	$—	$—
MABS
Beginning balance	$629	$346	$317	$281
Realized and unrealized gains (losses)	2	6	12	6
Purchases	34	87	108	161
Sales	(22)	(54)	(79)	(83)
Net transfers	(210)	130	75	150
Ending balance	$433	$515	$433	$515
Unrealized gains (losses)	$3	$—	$3	$—

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Loans and lending commitments
Beginning balance	$1,667	$2,026	$1,424	$1,059
Realized and unrealized gains (losses)	(8)	(36)	(21)	22
Purchases and originations	366	177	804	332
Sales	(295)	(635)	(885)	(700)
Settlements	—	—	—	281
Net transfers	(448)	(249)	(40)	289
Ending balance	$1,282	$1,283	$1,282	$1,283
Unrealized gains (losses)	$(9)	$5	$(22)	$20
Corporate and other debt
Beginning balance	$1,475	$1,434	$1,414	$1,258
Realized and unrealized gains (losses)	(59)	15	(119)	(18)
Purchases and originations	503	528	770	941
Sales	(370)	(284)	(510)	(461)
Net transfers	(17)	66	(23)	39
Ending balance	$1,532	$1,759	$1,532	$1,759
Unrealized gains (losses)	$(60)	$3	$(124)	$1
Corporate equities
Beginning balance	$184	$163	$276	$154
Realized and unrealized gains (losses)	7	(1)	7	(21)
Purchases	110	104	117	141
Sales	(155)	(40)	(313)	(85)
Net transfers	29	(21)	88	16
Ending balance	$175	$205	$175	$205
Unrealized gains (losses)	$6	$(1)	$7	$1
Investments
Beginning balance	$1,587	$779	$1,507	$754
Realized and unrealized gains (losses)	3	2	15	24
Purchases	11	3	91	27
Sales	(10)	(1)	(25)	(26)
Net transfers	(31)	(3)	(28)	1
Ending balance	$1,560	$780	$1,560	$780
Unrealized gains (losses)	$9	$10	$18	$20
Investment securities—AFS
Beginning balance	$—	$—	$—	$—
Settlements	(7)	—	(7)	—
Net transfers	77	11	77	11
Ending balance	$70	$11	$70	$11
Unrealized gains (losses)	$—	$—	$—	$—
Net derivatives: Interest rate
Beginning balance	$(151)	$(123)	$(154)	$(53)
Realized and unrealized gains (losses)	(208)	(198)	(234)	(408)
Purchases	64	77	136	105
Issuances	(32)	(33)	(75)	(46)
Settlements	(18)	(28)	(96)	33
Net transfers	(78)	(152)	—	(88)
Ending balance	$(423)	$(457)	$(423)	$(457)
Unrealized gains (losses)	$(101)	$(198)	$(101)	$(374)

June 2026 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Net derivatives: Credit
Beginning balance	$148	$129	$87	$97
Realized and unrealized gains (losses)	(58)	(109)	(52)	(45)
Settlements	21	77	71	23
Net transfers	—	—	5	22
Ending balance	$111	$97	$111	$97
Unrealized gains (losses)	$—	$(109)	$—	$(35)
Net derivatives: Foreign exchange
Beginning balance	$(44)	$305	$36	$589
Realized and unrealized gains (losses)	46	(20)	(18)	45
Purchases	2	2	2	3
Issuances	—	—	—	(1)
Settlements	39	(681)	60	(935)
Net transfers	(5)	(39)	(42)	(134)
Ending balance	$38	$(433)	$38	$(433)
Unrealized gains (losses)	$(30)	$(20)	$(30)	$45
Net derivatives: Equity
Beginning balance	$(1,315)	$(885)	$(1,433)	$(1,148)
Realized and unrealized gains (losses)	(524)	(192)	(530)	153
Purchases	166	126	277	365
Issuances	(424)	(530)	(672)	(838)
Settlements	462	509	740	150
Net transfers	(128)	(105)	(145)	241
Ending balance	$(1,763)	$(1,077)	$(1,763)	$(1,077)
Unrealized gains (losses)	$(230)	$(190)	$(230)	$69
Net derivatives: Commodity and other
Beginning balance	$1,220	$862	$920	$1,308
Realized and unrealized gains (losses)	429	268	250	116
Purchases	36	43	132	99
Issuances	(59)	(133)	(156)	(189)
Settlements	(459)	(87)	(47)	(108)
Net transfers	150	(66)	218	(339)
Ending balance	$1,317	$887	$1,317	$887
Unrealized gains (losses)	$34	$160	$284	$124
Deposits
Beginning balance	$1	$3	$1	$1
Realized and unrealized losses (gains)	—	1	—	—
Issuances	1	1	2	3
Settlements	—	(1)	(1)	(1)
Net transfers	—	26	—	27
Ending balance	$2	$30	$2	$30
Unrealized losses (gains)	$—	$1	$—	$—
Nonderivative trading liabilities
Beginning balance	$73	$28	$82	$110
Realized and unrealized losses (gains)	(21)	—	(24)	(4)
Purchases	(9)	(3)	(26)	(19)
Sales	17	65	21	107
Net transfers	(5)	24	2	(80)
Ending balance	$55	$114	$55	$114
Unrealized losses (gains)	$(19)	$—	$(23)	$—

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Securities sold under agreements to repurchase
Beginning balance	$449	$660	$445	$444
Realized and unrealized losses (gains)	(5)	2	(1)	2
Net transfers	—	(216)	—	—
Ending balance	$444	$446	$444	$446
Unrealized losses (gains)	$(5)	$2	$(1)	$2
Other secured financings
Beginning balance	$181	$435	$306	$76
Realized and unrealized losses (gains)	—	—	(1)	10
Purchases	—	—	6	—
Sales	—	(231)	—	(231)
Issuances	57	114	88	253
Settlements	(154)	(147)	(309)	(152)
Net transfers	44	(27)	38	188
Ending balance	$128	$144	$128	$144
Unrealized losses (gains)	$—	$—	$—	$10
Borrowings
Beginning balance	$937	$902	$608	$947
Realized and unrealized losses (gains)	35	195	6	238
Issuances	243	644	368	1,179
Settlements	(35)	(4)	(92)	(109)
Net transfers	(376)	941	(86)	423
Ending balance	$804	$2,678	$804	$2,678
Unrealized losses (gains)	$18	$196	$16	$234
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	(5)	(13)	(2)	(2)
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
Additionally, in the previous tables, consolidations of VIEs are included in Purchases, and deconsolidations of VIEs are included in Settlements.

47	June 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2026	At December 31, 2025
Other sovereign government obligations	$55	$59
Comparable pricing:
Bond price	65 to 112 points (98 points)	58 to 112 points (100 points)
MABS	$433	$317
Comparable pricing:
Bond price	40 to 111 points (84 points)	30 to 100 points (68 points)
Loans and lending commitments	$1,282	$1,424
Comparable pricing:
Loan price	44 to 102 points (87 points)	54 to 102 points (81 points)
Corporate and other debt	$1,532	$1,414
Comparable pricing:
Bond price	29 to 130 points (86 points)	29 to 130 points (90 points)
Discounted cash flow:
Loss given default	40% to 40% (40% / 40%)	40% to 40% (40% / 40%)
Option model:
Equity volatility	10% to 140% (46%)	N/M
Corporate equities	$175	$276
Comparable pricing:
Equity price	100%	100%
Investments	$1,560	$1,507
Discounted cash flow:
WACC	11% to 21% (16%)	10% to 21% (16%)
Exit multiple	9 to 9 times (9 times)	9 to 9 times (9 times)
Market approach:
EBITDA multiple	17 times	18 times
Comparable pricing:
Equity price	24% to 100% (94%)	24% to 100% (95%)
Investment securities —AFS	$70	N/M
Comparable pricing:
Bond price	96 to 98 points (97 points)	N/M
Net derivative and other contracts:
Interest rate	$(423)	$(154)
Option model:
IR volatility skew	61% to 87% (71% / 71%)	52% to 86% (67% / 66%)
IR curve correlation	53% to 99% (84% / 85%)	56% to 99% (87% / 88%)
Bond volatility	63% to 94% (72% / 72%)	63% to 97% (80% / 80%)
Inflation volatility	32% to 67% (44% / 40%)	32% to 67% (44% / 40%)
Credit	$111	$87
Credit default swap model:
Cash-synthetic basis	9 points	11 points
Bond price	0 to 97 points (79 points)	0 to 97 points (53 points)
Credit spread	22 to 672 bps (151 bps)	22 to 680 bps (108 bps)
Funding spread	N/M	6 to 590 bps (77 bps)
Iswap Model:
Lapse rate	2% to 2% (2% / 2%)	N/M

Balance / Range (Average1)
$ in millions, except inputs	At June 30, 2026	At December 31, 2025
Foreign exchange[2]	$38	$36
Option model:
IR curve	-1% to 7% (1% / 0%)	-1% to 10% (2% / 1%)
Foreign exchange volatility skew	6% to 11% (8% / 8%)	6% to 10% (8% / 8%)
Contingency probability	90% to 95% (95% / 95%)	80% to 95% (95% / 95%)
Equity[2]	$(1,763)	$(1,433)
Option model:
Equity volatility	1% to 130% (33%)	1% to 133% (27%)
Equity volatility skew	-12% to 2% (-1%)	-11% to 3% (-1%)
Equity correlation	-8% to 99% (58%)	0% to 100% (57%)
FX correlation	-80% to 90% (-31%)	-90% to 90% (-30%)
IR correlation	-20% to 84% (19%)	-5% to 16% (15%)
Commodity and other	$1,317	$920
Option model:
Forward power price	$5 to $142 ($63) per MWh	$5 to $141 ($59) per MWh
Forward natural gas price	$1 to $9 ($3) per MMBTu	N/M
Commodity volatility	14% to 170% (28%)	6% to 137% (29%)
Cross-commodity correlation	61% to 99% (96%)	54% to 99% (98%)
Securities sold under agreements to repurchase	$444	$445
Discounted cash flow:
Funding spread	21 to 139 bps (69 / 61 bps)	18 to 109 bps (63 / 63 bps)
Other secured financings	$128	$306
Comparable pricing:
Loan price	58 to 93 points (61 points)	0 to 98 points (66 points)
Borrowings	$804	$608
Option model:
Equity volatility	9% to 105% (32%)	5% to 102% (44%)
Equity volatility skew	-2% to 1% (-1%)	-3% to 1% (-1%)
Equity correlation	20% to 100% (85%)	20% to 100% (84%)
Equity - FX correlation	-80% to 21% (-27%)	-70% to 30% (-19%)
Credit default swap model:
Credit spread	317 to 317 bps (317 bps)	325 to 325 bps (325 bps)
Discounted cash flow:
Loss given default	40% to 40% (40% / 40%)	40% to 40% (40% / 40%)
Nonrecurring Fair Value Measurement
Loans	$1,773	$1,319
Corporate loan model:
Credit spread	94 to 434 bps (249 bps)	87 to 967 bps (272 bps)
Comparable pricing:
Loan price	35 to 85 points (71 points)	50 to 100 points (67 points)
Warehouse model:
Credit spread	65 to 115 bps (98 bps)	66 to 113 bps (82 bps)
Points—Percentage of par
IR—Interest rate
FX—Foreign exchange

June 2026 Form 10-Q	48

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
For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 4 to the financial statements in the 2025 Form 10-K. During the three months ended June 30, 2026, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
Net Asset Value Measurements
Fund Interests

	At June 30, 2026		At December 31, 2025
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity and other	$3,507	$605	$3,110	$671
Real estate	3,539	505	3,551	246
Hedge	80	1	72	1
Total	$7,126	$1,111	$6,733	$918
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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at June 30, 2026
$ in millions	Private Equity and Other	Real Estate
Less than 5 years	$1,067	$2,424
5-10 years	1,585	1,077
Over 10 years	855	38
Total	$3,507	$3,539
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At June 30, 2026
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,336	$1,773	$4,109
Other assets—Other investments	—	—	—
Other assets—ROU assets	—	—	—
Total	$2,336	$1,773	$4,109
Liabilities
Other liabilities and accrued expenses—Lending commitments	$78	$30	$108
Total	$78	$30	$108

	At December 31, 2025
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,385	$1,319	$3,704
Other assets—Other investments	—	64	64
Other assets—ROU assets	20	—	20
Total	$2,405	$1,383	$3,788
Liabilities
Other liabilities and accrued expenses—Lending commitments	$53	$18	$71
Total	$53	$18	$71
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Assets
Loans[2]	$(127)	$(170)	$(252)	$(200)
Other assets—Other investments[3]	—	—	—	(6)
Other assets—Premises, equipment and software[4]	(5)	(40)	(6)	(45)
Other assets—ROU assets[5]	—	(1)	—	(1)
Total	$(132)	$(211)	$(258)	$(252)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$9	$(3)	$(1)	$(8)
Total	$9	$(3)	$(1)	$(8)
1.Gains and losses for Loans and Other assets—Other investments are classified in Other revenues and gains and losses for Other assets—ROU assets are recorded in Occupancy and equipment or Information processing and communication expenses. For other items, gains and losses are recorded in Other revenues if the item is held for sale; otherwise, they are recorded in Other expenses.

49	June 2026 Form 10-Q

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
5.Losses related to Other Assets—ROU assets include impairments related to the discontinued leased properties.
Financial Instruments Not Measured at Fair Value

	At June 30, 2026
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$160,135	$160,135	$—	$—	$160,135
Investment securities—HTM	47,747	7,751	31,042	1,445	40,238
Securities purchased under agreements to resell	129,407	—	128,885	522	129,407
Securities borrowed	181,358	—	181,359	—	181,359
Customer and other receivables	143,415	—	138,498	4,818	143,316
Loans[1]
Held for investment	289,318	—	29,397	257,857	287,254
Held for sale	13,057	—	8,119	4,986	13,105
Other assets	1,315	—	1,315	—	1,315
Financial liabilities
Deposits	$437,421	$—	$437,794	$—	$437,794
Securities sold under agreements to repurchase	101,315	—	101,268	—	101,268
Securities loaned	20,736	—	20,734	—	20,734
Other secured financings	10,358	—	10,354	—	10,354
Customer and other payables	279,045	—	279,045	—	279,045
Borrowings	245,042	—	248,359	227	248,586
	Commitment Amount
Lending commitments[2]	$225,633	$—	$1,238	$1,186	$2,424

	At December 31, 2025
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$111,695	$111,695	$—	$—	$111,695
Investment securities—HTM	53,090	11,636	32,622	1,357	45,615
Securities purchased under agreements to resell	120,243	—	119,273	1,003	120,276
Securities borrowed	151,908	—	151,909	—	151,909
Customer and other receivables	108,189	—	103,458	4,682	108,140
Loans[1]
Held for investment	268,720	—	27,243	238,800	266,043
Held for sale	9,374	—	5,692	3,703	9,395
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$406,768	$—	$407,350	$—	$407,350
Securities sold under agreements to repurchase	77,843	—	77,832	—	77,832
Securities loaned	17,310	—	17,313	—	17,313
Other secured financings	4,732	—	4,729	—	4,729
Customer and other payables	226,342	—	226,342	—	226,342
Borrowings	216,456	—	220,547	200	220,747
	Commitment Amount
Lending commitments[2]	$208,435	$—	$1,145	$1,087	$2,232
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

June 2026 Form 10-Q	50

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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At June 30, 2026	At December 31, 2025
Business Unit Responsible for Risk Management
Equity	$73,349	$64,457
Interest rates	50,727	46,394
Commodities	14,212	13,665
Credit	6,702	6,094
Foreign exchange	2,524	1,869
Total	$147,514	$132,479
Net Revenues from Liabilities under the Fair Value Option

$ in millions	Trading Revenues	Interest Expense	Net Revenues[1]
Three Months Ended June 30, 2026
Borrowings	$(5,859)	$325	$(6,184)
Deposits	(93)	59	(152)
Three Months Ended June 30, 2025
Borrowings	$(5,977)	$241	$(6,218)
Deposits	(88)	54	(142)

$ in millions	Trading Revenues	Interest Expense	Net Revenues[1]
Six Months Ended June 30, 2026
Borrowings	$(3,314)	$663	$(3,977)
Deposits	(32)	120	(152)
Six Months Ended June 30, 2025
Borrowings	$(7,765)	$441	$(8,206)
Deposits	$(125)	$107	$(232)
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended June 30,
	2026		2025
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$42	$—	$(45)	$—
Lending commitments	(2)	—	(1)	—
Deposits	—	(6)	—	15
Borrowings	(4)	(829)	(3)	(248)

	Six Months Ended June 30,
	2026		2025
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$58	$—	$(51)	$—
Lending commitments	(5)	—	(2)	—
Deposits	—	2	—	65
Borrowings	(13)	792	(12)	150

$ in millions	At June 30, 2026	At December 31, 2025
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(3,211)	$(4,005)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At June 30, 2026	At December 31, 2025
Loans and other receivables[2]	$11,156	$10,746
Nonaccrual loans[2]	7,943	8,146
Borrowings[3]	3,906	3,680
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
Fair Value Loans on Nonaccrual Status

$ in millions	At June 30, 2026	At December 31, 2025
Nonaccrual loans	$1,109	$1,240
Nonaccrual loans 90 or more days past due	99	124

51	June 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at June 30, 2026
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$6	$—	$—	$6
Foreign exchange	295	136	—	431
Total	301	136	—	437
Not designated as accounting hedges
Economic hedges of loans
Credit	19	115	—	134
Other derivatives
Interest rate	111,030	11,636	194	122,860
Credit	5,832	4,977	—	10,809
Foreign exchange	99,783	5,001	37	104,821
Equity	48,250	—	87,970	136,220
Commodity and other	12,715	—	3,726	16,441
Total	277,629	21,729	91,927	391,285
Total gross derivatives	$277,930	$21,865	$91,927	$391,722
Amounts offset
Counterparty netting	(201,656)	(19,639)	(87,371)	(308,666)
Cash collateral netting	(40,715)	(2,064)	—	(42,779)
Total in Trading assets	$35,559	$162	$4,556	$40,277
Amounts not offset[1]
Financial instruments collateral	(15,566)	—	—	(15,566)
Net amounts	$19,993	$162	$4,556	$24,711
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				$3,279

	Liabilities at June 30, 2026
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$501	$32	$—	$533
Foreign exchange	31	25	—	56
Equity	5	—	—	5
Total	537	57	—	594
Not designated as accounting hedges
Economic hedges of loans
Credit	45	951	—	996
Economic hedges of DCP
Equity	24	—	—	24
Other derivatives
Interest rate	100,627	10,831	162	111,620
Credit	5,935	4,347	—	10,282
Foreign exchange	91,149	4,451	174	95,774
Equity	95,510	—	90,001	185,511
Commodity and other	12,798	—	3,669	16,467
Total	306,088	20,580	94,006	420,674
Total gross derivatives	$306,625	$20,637	$94,006	$421,268
Amounts offset
Counterparty netting	(201,656)	(19,639)	(87,371)	(308,666)
Cash collateral netting	(49,849)	(570)	—	(50,419)
Total in Trading liabilities	$55,120	$428	$6,635	$62,183
Amounts not offset[1]
Financial instruments collateral	(8,693)	—	(2,462)	(11,155)
Net amounts	$46,427	$428	$4,173	$51,028
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				7,444

	Assets at December 31, 2025
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$4	$—	$—	$4
Foreign exchange	152	82	—	234
Total	156	82	—	238
Not designated as accounting hedges
Economic hedges of loans
Credit	3	32	—	35
Other derivatives
Interest rate	114,368	13,255	58	127,681
Credit	4,962	5,347	—	10,309
Foreign exchange	81,613	4,269	29	85,911
Equity	30,392	—	62,737	93,129
Commodity and other	13,953	—	2,509	16,462
Total	245,291	22,903	65,333	333,527
Total gross derivatives	$245,447	$22,985	$65,333	$333,765
Amounts offset
Counterparty netting	(174,466)	(21,165)	(62,796)	(258,427)
Cash collateral netting	(37,004)	(1,544)	—	(38,548)
Total in Trading assets	$33,977	$276	$2,537	$36,790
Amounts not offset[1]
Financial instruments collateral	(15,097)	—	—	(15,097)
Net amounts	$18,880	$276	$2,537	$21,693
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				$3,084

	Liabilities at December 31, 2025
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$532	$29	$—	$561
Foreign exchange	111	22	—	133
Total	643	51	—	694
Not designated as accounting hedges
Economic hedges of loans
Credit	45	586	—	631
Other derivatives
Interest rate	103,066	12,162	66	115,294
Credit	5,292	4,773	—	10,065
Foreign exchange	78,597	4,271	85	82,953
Equity	60,908	—	62,425	123,333
Commodity and other	12,578	—	2,598	15,176
Total	260,486	21,792	65,174	347,452
Total gross derivatives	$261,129	$21,843	$65,174	$348,146
Amounts offset
Counterparty netting	(174,466)	(21,165)	(62,796)	(258,427)
Cash collateral netting	(47,336)	(358)	—	(47,694)
Total in Trading liabilities	$39,327	$320	$2,378	$42,025
Amounts not offset[1]
Financial instruments collateral	(7,181)	(34)	(743)	(7,958)
Net amounts	$32,146	$286	$1,635	$34,067
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				$5,345
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

June 2026 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)
Notionals of Derivative Contracts

	Assets at June 30, 2026
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$98	$—	$98
Foreign exchange	14	4	—	18
Total	14	102	—	116
Not designated as accounting hedges
Economic hedges of loans
Credit	—	2	—	2
Other derivatives
Interest rate	4,810	6,460	899	12,169
Credit	303	183	—	486
Foreign exchange	4,101	305	15	4,421
Equity	994	—	1,006	2,000
Commodity and other	152	—	95	247
Total	10,360	6,950	2,015	19,325
Total gross derivatives	$10,374	$7,052	$2,015	$19,441

	Liabilities at June 30, 2026
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$338	$—	$340
Foreign exchange	8	2	—	10
Equity	1	—	—	1
Total	11	340	—	351
Not designated as accounting hedges
Economic hedges of loans
Credit	2	27	—	29
Economic hedges of DCP
Equity	5	—	—	5
Other derivatives
Interest rate	4,996	6,587	1,055	12,638
Credit	310	179	—	489
Foreign exchange	4,027	278	19	4,324
Equity	1,054	—	1,403	2,457
Commodity and other	123	—	109	232
Total	10,517	7,071	2,586	20,174
Total gross derivatives	$10,528	$7,411	$2,586	$20,525

	Assets at December 31, 2025
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$—	$183	$—	$183
Foreign exchange	10	4	—	14
Total	10	187	—	197
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	4,779	4,143	574	9,496
Credit	248	170	—	418
Foreign exchange	3,641	238	10	3,889
Equity	813	—	813	1,626
Commodity and other	143	—	78	221
Total	9,624	4,551	1,475	15,650
Total gross derivatives	$9,634	$4,738	$1,475	$15,847

	Liabilities at December 31, 2025
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$3	$243	$—	$246
Foreign exchange	11	2	—	13
Total	14	245	—	259
Not designated as accounting hedges
Economic hedges of loans
Credit	2	17	—	19
Other derivatives
Interest rate	5,041	3,943	715	9,699
Credit	222	171	—	393
Foreign exchange	3,791	233	19	4,043
Equity	945	—	1,085	2,030
Commodity and other	119	—	86	205
Total	10,120	4,364	1,905	16,389
Total gross derivatives	$10,134	$4,609	$1,905	$16,648
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 6 to the financial statements in the 2025 Form 10-K.

53	June 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Gains (Losses) on Accounting Hedges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2026	2025	2026	2025
Fair value hedges—Recognized in Interest income
Interest rate contracts	$322	$(309)	$613	$(802)
Investment Securities—AFS	(313)	320	(596)	823
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(1,297)	$1,544	$(2,550)	$3,862
Deposits	246	(29)	498	(78)
Borrowings	1,055	(1,518)	2,064	(3,790)
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$172	$(968)	$389	$(1,404)
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	(4)	30	59	47
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$(410)	$(4)	$(748)	$13
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	(11)	(25)	(15)	(31)
Net change in cash flow hedges included within AOCI	(399)	21	(733)	44
Cash flow hedges—Equity contracts[1]
Recognized in OCI	$131	$—	$73	$—
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to Compensation and benefits expense	5	—	4	—
Net change in cash flow hedges included within AOCI	126	—	69	—
1.During the six months ended June 30, 2026, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of June 30, 2026, is approximately $(51) million. The maximum length of time over which forecasted cash flows are hedged is 34 months.
Fair Value Hedges—Hedged Items

$ in millions	At June 30, 2026	At December 31, 2025
Investment Securities—AFS
Amortized cost basis currently or previously hedged[1]	$46,402	$55,451
Basis adjustments included in amortized cost[2]	$(269)	$217
Deposits
Carrying amount currently or previously hedged	$53,354	$53,224
Basis adjustments included in carrying amount[2]	$(322)	$149
Borrowings
Carrying amount currently or previously hedged	$225,898	$199,274
Basis adjustments included in carrying amount—Outstanding hedges	$(8,282)	$(6,252)
Basis adjustments included in carrying amount—Terminated hedges	$(588)	$(625)
1.Carrying amount represents the amortized cost. As of June 30, 2026, and December 31, 2025, the amortized cost of the portfolio layer method closed portfolios was $759 million and $589 million, respectively. The Firm designated $1,273 million and $703 million as hedged amounts as of June 30, 2026, and December 31, 2025, respectively, representing the total notional value of all outstanding layers in each portfolio, including both spot-starting and forward-starting layers. The cumulative amount of basis adjustments was $(1.1) million as of June 30, 2026 and $2 million as of December 31, 2025. Refer to Note 2 to the financial statements in the 2025 Form 10-K and Note 7 herein for additional information.
2.Hedge accounting basis adjustments are primarily related to outstanding hedges.
Gains (Losses) on Economic Hedges of Loans and DCP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2026	2025	2026	2025
Recognized in Other revenues
Credit contracts[1]	$(154)	$(74)	$(172)	$(91)
Recognized in Compensation and benefits expense
Equity contracts	$466	$—	$383	$—
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At June 30, 2026	At December 31, 2025
Net derivative liabilities with credit risk-related contingent features	$28,512	$26,023
Collateral posted	20,869	20,152
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.

June 2026 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At June 30, 2026
One-notch downgrade	$427
Two-notch downgrade	448
Bilateral downgrade agreements included in the amounts above[1]	$614
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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at June 30, 2026
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$20	$37	$44	$11	$112
Non-investment grade	8	14	15	1	38
Total	$28	$51	$59	$12	$150
Index and basket CDS
Investment grade	$7	$9	$14	$—	$30
Non-investment grade	10	42	237	20	309
Total	$17	$51	$251	$20	$339
Total CDS sold	$45	$102	$310	$32	$489
Other credit contracts	—	—	—	3	3
Total credit protection sold	$45	$102	$310	$35	$492
CDS protection sold with identical protection purchased					$407

	Years to Maturity at December 31, 2025
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$16	$34	$37	$11	$98
Non-investment grade	8	17	16	1	42
Total	$24	$51	$53	$12	$140
Index and basket CDS
Investment grade	$7	$8	$8	$—	$23
Non-investment grade	7	32	173	18	230
Total	$14	$40	$181	$18	$253
Total CDS sold	$38	$91	$234	$30	$393
Other credit contracts	—	—	—	3	3
Total credit protection sold	$38	$91	$234	$33	$396
CDS protection sold with identical protection purchased					$339
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At June 30, 2026	At December 31, 2025
Single-name CDS
Investment grade	$2,657	$2,394
Non-investment grade	689	777
Total	$3,346	$3,171
Index and basket CDS
Investment grade	$1,140	$907
Non-investment grade	972	1,021
Total	$2,112	$1,928
Total CDS sold	$5,458	$5,099
Other credit contracts	122	146
Total credit protection sold	$5,580	$5,245
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At June 30, 2026	At December 31, 2025
Single name	$177	$172
Index and basket	296	232
Tranched index and basket	41	32
Total	$514	$436

	Fair Value Asset (Liability)
$ in millions	At June 30, 2026	At December 31, 2025
Single name	$(3,311)	$(3,363)
Index and basket	(1,346)	(1,209)
Tranched index and basket	(1,248)	(1,000)
Total	$(5,905)	$(5,572)
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

55	June 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
7. Investment Securities
AFS and HTM Securities

	At June 30, 2026
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$76,066	$85	$125	$76,026
U.S. agency securities[2]	24,131	35	1,962	22,204
Agency CMBS	5,006	1	270	4,737
State and municipal securities	2,142	20	9	2,153
FFELP student loan ABS[3]	417	1	6	412
Unallocated basis adjustment[4]	(1)	1	—	—
Total AFS securities	107,761	143	2,372	105,532
HTM securities
U.S. Treasury securities	8,455	—	704	7,751
U.S. agency securities[2]	36,738	45	6,802	29,981
Agency CMBS	589	—	38	551
Non-agency mortgage-backed securities	1,965	38	48	1,955
Total HTM securities	47,747	83	7,592	40,238
Total investment securities	$155,508	$226	$9,964	$145,770

	At December 31, 2025
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$80,745	$187	$25	$80,907
U.S. agency securities[2]	24,031	24	1,943	22,112
Agency CMBS	5,504	1	286	5,219
State and municipal securities	1,754	10	17	1,747
FFELP student loan ABS[3]	486	1	6	481
Unallocated basis adjustment[4]	2	—	2	—
Total AFS securities	112,522	223	2,279	110,466
HTM securities
U.S. Treasury securities	12,299	—	663	11,636
U.S. agency securities[2]	38,303	67	6,785	31,585
Agency CMBS	709	—	43	666
Non-agency mortgage-backed securities	1,779	12	63	1,728
Total HTM securities	53,090	79	7,554	45,615
Total investment securities	$165,612	$302	$9,833	$156,081
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
AFS Securities in an Unrealized Loss Position

	At June 30, 2026		At December 31, 2025
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$25,843	$124	$47	$—
12 months or longer	332	1	7,440	25
Total	26,175	125	7,487	25
U.S. agency securities
Less than 12 months	1,465	2	75	—
12 months or longer	14,735	1,960	17,290	1,943
Total	16,200	1,962	17,365	1,943
Agency CMBS
Less than 12 months	309	1	133	—
12 months or longer	4,109	269	4,675	286
Total	4,418	270	4,808	286
State and municipal securities
Less than 12 months	80	1	360	4
12 months or longer	347	8	382	13
Total	427	9	742	17
FFELP student loan ABS
12 months or longer	339	6	383	6
Total	339	6	383	6
Unallocated basis adjustment	—	—	—	2
Total AFS securities in an unrealized loss position
Less than 12 months	27,697	128	615	4
12 months or longer	19,862	2,244	30,170	2,273
Unallocated basis adjustment	—	—	—	2
Total	$47,559	$2,372	$30,785	$2,279
For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2 in the 2025 Form 10-K and the Firm expects to recover the amortized cost basis of these securities. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of June 30, 2026 and December 31, 2025, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at June 30, 2026 and December 31, 2025 reflect an ACL of $60 million and $60 million, respectively, predominantly related to Non-agency mortgage-backed securities. See Note 2 in the 2025 Form 10-K for a description of the ACL methodology used for HTM Securities.
As of June 30, 2026 and December 31, 2025, 96% and 97%, respectively, of the Firm’s portfolio of HTM securities were investment grade U.S. agency securities, U.S. Treasury securities and Agency CMBS, which were on accrual status and for which there is an underlying assumption of zero credit losses. Non-investment grade HTM securities primarily consisted of certain Non-agency mortgage-backed securities, for which the expected credit losses were insignificant and were predominantly on accrual status at June 30, 2026 and December 31, 2025.

June 2026 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency mortgage-backed securities, and FFELP student loan ABS.
Investment Securities by Contractual Maturity

	At June 30, 2026
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$32,554	$32,536	4.0%
After 1 year through 5 years	43,438	43,415	3.9%
After 5 years through 10 years	74	75	4.2%
Total	76,066	76,026
U.S. agency securities:
Due within 1 year	7	8	1.4%
After 1 year through 5 years	254	240	1.8%
After 5 years through 10 years	253	229	1.5%
After 10 years	23,617	21,727	3.3%
Total	24,131	22,204
Agency CMBS:
Due within 1 year	305	303	2.2%
After 1 year through 5 years	3,612	3,536	1.9%
After 5 years through 10 years	174	170	1.6%
After 10 years	915	728	1.6%
Total	5,006	4,737
State and municipal securities:
Due within 1 year	722	723	4.3%
After 1 year through 5 years	126	123	4.8%
After 5 years through 10 years	312	314	4.6%
After 10 Years	982	993	4.6%
Total	2,142	2,153
FFELP student loan ABS:
Due within 1 year	54	52	4.7%
After 1 year through 5 years	63	61	4.6%
After 5 years through 10 years	4	4	0.9%
After 10 years	296	295	4.7%
Total	417	412
Unallocated basis adjustment[4]	(1)	—	—
Total AFS securities	$107,761	$105,532	3.7%

	At June 30, 2026
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	$1,651	$1,630	2.2%
After 1 year through 5 years	5,252	5,050	2.7%
After 10 years	1,552	1,071	2.3%
Total	8,455	7,751
U.S. agency securities:
After 1 year through 5 years	127	121	2.0%
After 5 years through 10 years	13	12	2.4%
After 10 years	36,598	29,848	2.1%
Total	36,738	29,981
Agency CMBS:
Due within 1 year	282	278	1.4%
After 1 year through 5 years	193	180	1.3%
After 5 years through 10 years	91	75	1.5%
After 10 years	23	18	1.3%
Total	589	551
Non-agency mortgage-backed securities
Due within 1 year	208	224	4.5%
After 1 year through 5 years	814	803	4.3%
After 5 years through 10 years	301	289	5.1%
After 10 years	642	639	6.5%
Total	1,965	1,955
Total HTM securities	$47,747	$40,238	2.3%
Total investment securities	$155,508	$145,770	3.3%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At June 30, 2026, the annualized average yield, including the interest rate swap accrual of related hedges, was 3.9% for AFS securities contractually maturing within 1 year and 3.7% for all AFS securities.
4.Represents the amount of unallocated portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Portfolio layer method basis adjustments are not allocated to individual securities. Refer to Note 2 and Note 6 herein for additional information.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Gross realized gains	$10	$1	$18	$22
Gross realized (losses)	(2)	(1)	(5)	(1)
Total[1]	$8	$—	$13	$21
1.Realized gains and losses are recognized in Other revenues in the income statement.

57	June 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At June 30, 2026
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$505,540	$(376,024)	$129,516	$(125,860)	$3,656
Securities borrowed	233,104	(51,746)	181,358	(176,889)	4,469
Liabilities
Securities sold under agreements to repurchase	$478,226	$(376,024)	$102,202	$(96,989)	$5,213
Securities loaned	72,482	(51,746)	20,736	(20,440)	296
Amounts for which master netting agreements are not in place or may not be legally enforceable, included in Net Amounts
Securities purchased under agreements to resell					$1,126
Securities borrowed					61
Securities sold under agreements to repurchase					3,741
Securities loaned					100

	At December 31, 2025
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$471,144	$(350,901)	$120,243	$(117,509)	$2,734
Securities borrowed	218,753	(66,845)	151,908	(146,726)	5,182
Liabilities
Securities sold under agreements to repurchase	$429,440	$(350,901)	$78,539	$(72,407)	$6,132
Securities loaned	84,155	(66,845)	17,310	(17,213)	97
Amounts for which master netting agreements are not in place or may not be legally enforceable, included in Net Amounts
Securities purchased under agreements to resell					$1,277
Securities borrowed					38
Securities sold under agreements to repurchase					5,367
Securities loaned					—
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
Gross Secured Financing Balances by Remaining Contractual Maturity

	At June 30, 2026
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$255,308	$111,490	$37,020	$74,408	$478,226
Securities loaned	58,077	207	513	13,685	72,482
Total included in the offsetting disclosure	$313,385	$111,697	$37,533	$88,093	$550,708
Trading liabilities— Obligation to return securities received as collateral	34,414	—	—	—	34,414
Total	$347,799	$111,697	$37,533	$88,093	$585,122

	At December 31, 2025
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$221,938	$122,291	$43,737	$41,474	$429,440
Securities loaned	70,433	—	321	13,401	84,155
Total included in the offsetting disclosure	$292,371	$122,291	$44,058	$54,875	$513,595
Trading liabilities— Obligation to return securities received as collateral	7,329	—	—	—	7,329
Total	$299,700	$122,291	$44,058	$54,875	$520,924
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At June 30, 2026	At December 31, 2025
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$259,958	$209,470
Other sovereign government obligations	154,421	159,444
Corporate equities	27,492	32,919
Other	36,355	27,607
Total	$478,226	$429,440
Securities loaned
Other sovereign government obligations	$1,849	$1,208
Corporate equities	67,014	81,063
Other	3,619	1,884
Total	$72,482	$84,155
Total included in the offsetting disclosure	$550,708	$513,595
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$34,359	$7,017
Other	55	312
Total	$34,414	$7,329
Total	$585,122	$520,924
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At June 30, 2026	At December 31, 2025
Trading assets	$63,446	$43,182
The Firm pledges certain of its trading assets to collateralize securities sold under agreements to repurchase, securities loaned, other secured financings and derivatives and to cover customer short sales.

June 2026 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)
Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged as collateral) in the balance sheet. Pledged financial instruments that cannot be sold or repledged by the secured party are included within Trading Assets, but not identified as pledged assets parenthetically in the balance sheet.
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At June 30, 2026	At December 31, 2025
Collateral received with right to sell or repledge	$1,382,658	$1,190,694
Collateral that was sold or repledged[1]	1,062,240	900,282
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
Securities Segregated for Regulatory Purposes

$ in millions	At June 30, 2026	At December 31, 2025
Segregated securities[1]	$28,116	$22,256
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Customer Margin and Other Lending

$ in millions	At June 30, 2026	At December 31, 2025
Margin and other lending	$100,328	$83,871
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
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 12. Additionally, for certain secured financing transactions that meet applicable netting criteria, the Firm offset Other secured financing liabilities against financing receivables recorded within Trading assets in the amount of $4,233 million and $3,410 million as of June 30, 2026 and December 31, 2025, respectively.
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At June 30, 2026
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$8,955	$10,880	$19,835
Secured lending facilities	73,537	1,920	75,457
Commercial real estate	7,878	179	8,057
Residential real estate	75,627	5	75,632
Securities-based lending and Other	124,569	73	124,642
Total loans	290,566	13,057	303,623
ACL	(1,248)		(1,248)
Total loans, net	$289,318	$13,057	$302,375
Loans to non-U.S. borrowers, net	$36,937	$5,781	$42,718

	At December 31, 2025
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$7,277	$7,202	$14,479
Secured lending facilities	69,149	1,817	70,966
Commercial real estate	8,039	320	8,359
Residential real estate	72,403	5	72,408
Securities-based lending and Other	112,984	30	113,014
Total loans	269,852	9,374	279,226
ACL	(1,132)		(1,132)
Total loans, net	$268,720	$9,374	$278,094
Loans to non-U.S. borrowers, net	$34,532	$3,622	$38,154
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 9 to the financial statements in the 2025 Form 10-K.
Loans by Interest Rate Type

	At June 30, 2026		At December 31, 2025
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$86	$19,749	$1	$14,478
Secured lending facilities	—	75,457	525	70,440
Commercial real estate	331	7,726	327	8,032
Residential real estate	33,088	42,544	32,377	40,031
Securities-based lending and Other	28,341	96,301	27,681	85,334
Total loans, before ACL	$61,846	$241,777	$60,911	$218,315

59	June 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
See Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.
Loans Held for Investment before Allowance by Credit Quality and Origination Year

	At June 30, 2026			At December 31, 2025
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$3,070	$5,608	$8,678	$2,362	$4,580	$6,942
2026	—	75	75
2025	—	35	35	125	40	165
2024	78	50	128	79	50	129
2023	—	24	24	—	25	25
2022	—	—	—	—	—	—
Prior	15	—	15	15	1	16
Total	$3,163	$5,792	$8,955	$2,581	$4,696	$7,277

	At June 30, 2026			At December 31, 2025
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$18,601	$38,209	$56,810	$15,709	$37,915	$53,624
2026	999	3,666	4,665
2025	1,528	7,271	8,799	2,514	7,248	9,762
2024	48	1,254	1,302	78	2,620	2,698
2023	266	590	856	596	935	1,531
2022	5	610	615	13	957	970
Prior	9	481	490	7	557	564
Total	$21,456	$52,081	$73,537	$18,917	$50,232	$69,149

	At June 30, 2026			At December 31, 2025
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$19	$—	$19	$34	$—	$34
2026	—	976	976
2025	634	1,536	2,170	322	2,103	2,425
2024	540	1,374	1,914	577	1,385	1,962
2023	153	394	547	153	409	562
2022	166	895	1,061	332	1,094	1,426
Prior	28	1,163	1,191	37	1,593	1,630
Total	$1,540	$6,338	$7,878	$1,455	$6,584	$8,039

	At June 30, 2026
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$184	$47	$7	$238	$—	$238
2026	5,453	948	154	5,993	562	6,555
2025	8,650	1,622	181	9,445	1,008	10,453
2024	7,299	1,389	171	8,006	853	8,859
2023	5,711	1,241	182	6,369	765	7,134
2022	9,217	2,056	341	10,712	902	11,614
Prior	24,596	5,554	624	28,779	1,995	30,774
Total	$61,110	$12,857	$1,660	$69,542	$6,085	$75,627

	At December 31, 2025
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$172	$40	$7	$219	$—	$219
2025	9,096	1,666	189	9,900	1,051	10,951
2024	7,825	1,480	184	8,571	918	9,489
2023	6,099	1,315	187	6,788	813	7,601
2022	9,613	2,138	355	11,159	947	12,106
Prior	25,543	5,841	653	29,944	2,093	32,037
Total	$58,348	$12,480	$1,575	$66,581	$5,822	$72,403

	At June 30, 2026
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$108,745	$721	$1,694	$111,160
2026	1,264	6	986	2,256
2025	2,128	195	560	2,883
2024	532	640	214	1,386
2023	529	140	887	1,556
2022	67	222	1,072	1,361
Prior	232	1,010	2,725	3,967
Total	$113,497	$2,934	$8,138	$124,569

	At December 31, 2025
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$97,840	$639	$1,615	$100,094
2025	2,437	199	808	3,444
2024	1,132	690	180	2,002
2023	655	126	981	1,762
2022	132	170	1,260	1,562
Prior	245	1,013	2,862	4,120
Total	$102,441	$2,837	$7,706	$112,984
IG—Investment Grade
NIG—Non-investment Grade
1. Securities-based loans are subject to collateral maintenance provisions, and at June 30, 2026 and December 31, 2025, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2025 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment, which typically consist of bespoke lending arrangements provided to ultra-high net worth clients. These facilities are generally secured by eligible collateral.
Past Due Loans Held for Investment before Allowance1

$ in millions	At June 30, 2026	At December 31, 2025
Commercial real estate	$181	$129
Residential real estate	221	298
Securities-based lending and Other	81	41
Total	$483	$468
1.As of June 30, 2026 and December 31, 2025, the majority of the amounts were 90 days or more past due.

June 2026 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)
Nonaccrual Loans Held for Investment before Allowance1

$ in millions	At June 30, 2026	At December 31, 2025
Corporate	$146	$203
Secured lending facilities	7	14
Commercial real estate	454	476
Residential real estate	193	208
Securities-based lending and Other	207	246
Total	$1,007	$1,147
Nonaccrual loans without an ACL	$180	$180
1.There were no loans held for investment that were 90 days or more past due and still accruing as of June 30, 2026 and December 31, 2025. For further information on the Firm’s nonaccrual policy, see Note 2 to the financial statements in the 2025 Form 10-K.
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
Modified Loans Held for Investment
Period-end loans held for investment modified during the following periods1

	Three Months Ended June 30,
	2026		2025
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$—	—%	$113	1.5%
Commercial real estate	50	0.6%	330	4.0%
Total	$50	0.6%	$443	2.8%
Other-than-insignificant Payment Delay
Securities-based lending and Other	$5	—%	$—	—%
Total	$5	—%	$—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Corporate	$27	0.3%	$—	—%
Commercial real estate	—	—%	75	0.9%
Residential real estate	—	—%	2	—%
Total	$27	0.3%	$77	0.1%
Total Modifications	$82	0.1%	$520	0.6%

	Six Months Ended June 30,
	2026		2025
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$5	0.1%	$126	1.6%
Commercial real estate	50	0.6%	330	4.0%
Securities-based lending and Other	4	—%	33	—%
Total	$59	—%	$489	0.4%
Other-than-insignificant Payment Delay
Securities-based lending and Other	5	—%	29	—%
Total	$5	—%	$29	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Corporate	$27	0.3%	$—	—%
Commercial real estate	—	—%	75	0.9%
Residential real estate	—	—%	2	—%
Total	$27	0.3%	$77	0.1%
Total Modifications	$91	0.1%	$595	0.3%
1.Lending commitments to borrowers for which the Firm has modified terms of the receivable during the three months ended June 30, 2026 and 2025, were $407 million and $242 million, as of June 30, 2026 and 2025, respectively. Lending commitments to borrowers for which the Firm has modified terms of the receivable during the six months ended June 30, 2026 and 2025, were $1,302 million and $401 million, as of June 30, 2026 and 2025, respectively.
2.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.

Financial Effect of Modifications on Loans Held for Investment

	Three Months Ended June 30, 2026[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Commercial real estate	48	0	—	—%
Securities-based lending and Other	0	4	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Corporate	28	0	$—	0.1%

	Three Months Ended June 30, 2025[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	26	0	$—	—%
Commercial real estate	33	0	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Commercial real estate	65	0	$—	0.6%
Residential real estate	120	0	—	1.0%

61	June 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2026[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	20	0	$—	—%
Commercial real estate	48	0	—	—%
Securities-based lending and Other	24	4	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Corporate	28	0	$—	0.1%

	Six Months Ended June 30, 2025[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	27	0	$—	—%
Commercial real estate	33	0	—	—%
Securities-based lending and Other	12	11	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Commercial real estate	65	0	$—	0.6%
Residential real estate	120	0	—	1.0%
1.In instances where more than one loan was modified, modification impact is presented on a weighted-average basis.
Performance of Loans Held for Investment Modified in the Last 12 Months

	At June 30, 2026
$ in millions	Current and less than 30 days past due	30-89 days past due	90+ days past due	Total
Corporate	$76	$—	$—	$76
Secured lending facilities	7	—	—	7
Commercial real estate	196	—	—	196
Residential real estate	6	—	—	6
Securities-based lending and Other	415	5	—	420
Total	$700	$5	$—	$705

	At June 30, 2025
$ in millions	Current and less than 30 days past due	30-89 days past due	90+ days past due	Total
Corporate	$152	$—	$—	$152
Commercial real estate	546	—	—	546
Residential real estate	2	—	2	4
Securities-based lending and Other	84	—	—	84
Total	$784	$—	$2	$786
At June 30, 2026, there were no loans held for investment that defaulted during the six months ended June 30, 2026 that had been modified in the 12 month period prior to default. At June 30, 2025, there were no loans held for investment that defaulted during the six months ended June 30, 2025 that had been modified in the 12 month period prior to default.
Provision for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Loans	$110	$138	$192	$219
Lending commitments	(12)	58	4	112
Allowance for Credit Losses Rollforward and Allocation—Loans and Lending Commitments

	Six Months Ended June 30, 2026
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$260	$201	$283	$127	$261	$1,132
Gross charge-offs	(45)	—	(17)	—	(10)	(72)
Recoveries	—	—	2	—	—	2
Net (charge-offs)/ recoveries	(45)	—	(15)	—	(10)	(70)
Provision (release)	66	43	46	9	28	192
Other	(2)	(2)	(2)	—	—	(6)
Ending balance	$279	$242	$312	$136	$279	$1,248
Percent of loans to total loans[1]	3%	25%	3%	26%	43%	100%
ACL—Lending commitments
Beginning balance	$625	$137	$12	$5	$19	$798
Provision (release)	24	(20)	4	—	(4)	4
Other	(9)	(1)	—	—	—	(10)
Ending balance	$640	$116	$16	$5	$15	$792
Total ending balance	$919	$358	$328	$141	$294	$2,040

	Six Months Ended June 30, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$200	$140	$373	$97	$256	$1,066
Gross charge-offs	—	—	(62)	—	—	(62)
Recoveries	—	—	20	—	—	20
Net (charge-offs)/ recoveries	—	—	(42)	—	—	(42)
Provision (release)	63	30	52	23	51	219
Other	8	5	15	—	—	28
Ending balance	$271	$175	$398	$120	$307	$1,271
Percent of loans to total loans[1]	3%	24%	3%	28%	42%	100%
ACL—Lending commitments
Beginning balance	$507	$88	$40	$4	$17	$656
Provision (release)	83	47	(21)	—	3	112
Other	17	3	1	—	1	22
Ending balance	$607	$138	$20	$4	$21	$790
Total ending balance	$878	$313	$418	$124	$328	$2,061
CRE—Commercial real estate
SBL—Securities-based lending
1.Percentage of loans to total loans represents loans held for investment by loan type to total loans held for investment.
The allowance for credit losses for loans and lending commitments increased during the six months ended June 30, 2026, primarily related to certain specific commercial real estate and corporate loans and portfolio growth in corporate

June 2026 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)
loans and secured lending facilities. Charge-offs in the current year period were primarily related to corporate and commercial real estate loans.
The base scenario used in the Firm’s ACL models as of June 30, 2026 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. The Firm’s ACL models incorporate key macroeconomic variables, including U.S. real GDP growth rate with the base scenario for the current quarter incorporating expectations of continued economic growth consistent with the prior quarter forecast. Other key macroeconomic variables used in the Firm’s ACL models include corporate credit spreads, interest rates and commercial real estate indices. The significance of these key macroeconomic variables on the Firm’s ACL models varies depending on portfolio composition and economic conditions. The Firm also considered macroeconomic uncertainty in determining the aggregate allowance for credit losses for the current quarter. For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 9 to the financial statements in the 2025 Form 10-K.
Gross Charge-offs by Origination Year

	Three Months Ended June 30, 2026
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(29)	$—	$—	$—	$—	$(29)
2022	—	—	(6)	—	—	(6)
Total	$(29)	$—	$(6)	$—	$—	$(35)

	Three Months Ended June 30, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Prior to 2022	$—	$—	$(31)	$—	$—	$(31)
Total	$—	$—	$(31)	$—	$—	$(31)

	Six Months Ended June 30, 2026
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(45)	$—	$—	$—	$—	$(45)
2022	—	—	(6)	—	—	(6)
Prior to 2022	—	—	(11)	—	(10)	(21)
Total	$(45)	$—	$(17)	$—	$(10)	$(72)

	Six Months Ended June 30, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
2022	$—	$—	$(10)	$—	$—	$(10)
Prior to 2022	—	—	(52)	—	—	(52)
Total	$—	$—	$(62)	$—	$—	$(62)
CRE—Commercial real estate
SBL—Securities-based lending
Selected Credit Ratios

	At June 30, 2026	At December 31, 2025
ACL for loans to total HFI loans	0.4%	0.4%
Nonaccrual HFI loans to total HFI loans	0.3%	0.4%
ACL for loans to nonaccrual HFI loans	123.9%	98.7%
Employee Loans

$ in millions	At June 30, 2026	At December 31, 2025
Currently employed by the Firm[1]	$4,949	$4,769
No longer employed by the Firm[2]	90	89
Employee loans	$5,039	$4,858
ACL	(119)	(127)
Employee loans, net of ACL	$4,920	$4,731
Remaining repayment term, weighted average in years	5.7	5.7
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
10. Other Assets
Equity Method Investments

$ in millions	At June 30, 2026	At December 31, 2025
Investments	$2,053	$2,054

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Income (loss)	$86	$59	$173	$121
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
Japanese Securities Joint Venture

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Income (loss) from investment in MUMSS	$56	$30	$106	$66

63	June 2026 Form 10-Q

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
Tax Equity Investments under the Proportional Amortization Method

$ in millions	At June 30, 2026	At December 31, 2025
Low-income housing	$1,836	$1,897
Renewable energy and other	29	28
Total[1,2]	$1,865	$1,925
1.Amounts include unfunded equity contributions of $671 million and $707 million as of June 30, 2026 and December 31, 2025, respectively. The corresponding liabilities for the commitments to fund these equity contributions are recorded in Other liabilities and accrued expenses. The majority of these commitments are expected to be funded within 5 years.
2.Amounts exclude $42 million and $45 million as of June 30, 2026 and December 31, 2025, respectively, of tax equity investments within programs for which the Firm elected the proportional amortization method that do not meet the conditions to apply the proportional amortization method, which are accounted for as equity method investments.

Income tax credits and other income tax benefits recognized as well as proportional amortization are included in the Provision for income taxes line in the consolidated income statement and in the Depreciation and amortization line in the consolidated cash flow statement.
Net Benefits Attributable to Tax Equity Investments under the Proportional Amortization Method

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Income tax credits and other income tax benefits	$79	$77	$157	$152
Proportional amortization	(58)	(62)	(121)	(124)
Net benefits included in income tax expense	21	15	36	28
Other income	—	—	1	—
Net benefits	$21	$15	$37	$28
11. Deposits
Deposits

$ in millions	At June 30, 2026	At December 31, 2025
Savings and demand deposits	$328,552	$315,883
Time deposits	117,516	99,640
Total	$446,068	$415,523
Deposits subject to FDIC insurance	$349,061	$331,322
Deposits not subject to FDIC insurance	$97,007	$84,201
Time Deposit Maturities

$ in millions	At June 30, 2026
2026	$31,106
2027	36,562
2028	21,288
2029	13,289
2030	11,242
Thereafter	4,029
Total	$117,516
12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At June 30, 2026	At December 31, 2025
Original maturities of one year or less	$9,400	$7,254
Original maturities greater than one year:
Senior	$369,623	$329,502
Subordinated	13,533	12,179
Total greater than one year	$383,156	$341,681
Total	$392,556	$348,935
Weighted average stated maturity, in years[1]	6.1	6.3
1.Only includes borrowings with original maturities greater than one year.
Other Secured Financings

$ in millions	At June 30, 2026	At December 31, 2025
Original maturities:
One year or less	$21,512	$13,892
Greater than one year	8,307	7,711
Total	$29,819	$21,603
Transfers of assets accounted for as secured financings	$11,572	$9,713
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

June 2026 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at June 30, 2026
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$24,024	$56,551	$85,209	$5,763	$171,547
Secured lending facilities	6,162	8,461	11,335	5,486	31,444
Commercial and Residential real estate	88	181	498	486	1,253
Securities-based lending and Other	17,560	3,793	309	527	22,189
Forward-starting secured financing receivables[1]	163,191	1,628	—	—	164,819
Central counterparty	15,178	—	—	—	15,178
Investment activities	3,769	533	166	499	4,967
Letters of credit and other financial guarantees	32	—	—	3	35
Total	$230,004	$71,147	$97,517	$12,764	$411,432
Lending commitments participated to third parties					$14,192
1.These amounts primarily include secured financing receivables yet to settle as of June 30, 2026, with settlement generally occurring within three business days. These amounts also include commitments to enter into certain collateralized financing transactions.
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 14 to the financial statements in the 2025 Form 10-K.
Guarantees

	At June 30, 2026
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,476,804	$817,174	$226,173	$638,984	$(45,534)
Standby letters of credit and other financial guarantees issued[2,3]	1,764	762	1,356	2,597	16
Liquidity facilities	1,867	—	—	—	2
Whole loan sales guarantees	29	—	1	23,070	—
Securitization representations and warranties[4]	—	—	—	99,464	—
General partner guarantees	54	119	95	29	(46)
Client clearing guarantees	2,583	—	—	—	—
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
3.As of June 30, 2026, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $102 million.
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

65	June 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
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

June 2026 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)
facilities remain pending, and on March 12, 2026, defendants filed a motion for summary judgment.

The Firm is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision, which the Supreme Court denied on April 20, 2026. On July 13, 2026, defendants filed a motion for summary judgment.
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

Beginning in February of 2024, Morgan Stanley Smith Barney LLC (“MSSB”) and E*TRADE Securities LLC (“E*TRADE Securities”), among others, have been named as defendants in multiple putative class actions pending in the federal district courts for the District of New Jersey and SDNY. The class action claims have been brought on behalf of brokerage, advisory and retirement account holders, alleging various contractual, fiduciary, and statutory claims (including under the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c)-(d)) that MSSB and/or E*TRADE Securities failed to pay a reasonable rate of interest on its cash sweep products. All matters pending in the SDNY (which focus solely on MSSB’s cash sweep program) were consolidated into one action styled Estate of Sherlip, et al. v. Morgan Stanley, et al. An amended class action complaint was filed on August 15, 2025. On September 12, 2025, MSSB moved to dismiss the complaint. The matters pending in the District of New Jersey (which includes claims against both MSSB and E*TRADE Securities) have been consolidated into one action styled In re E*TRADE Cash Sweep Litigation, No. 2:24-cv-00603. A consolidated

67	June 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
complaint was filed on July 16, 2026. Together, the complaints seek, inter alia, certification of classes of plaintiffs, unspecified compensatory damages, equitable and injunctive relief, and treble damages. The Firm is also responding to requests from state securities regulators regarding brokerage account cash balances swept to the affiliate bank deposit program.
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At June 30, 2026		At December 31, 2025
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$1,366	$479	$468	$2
Investment vehicles[2]	550	382	263	5
MTOB	2,225	2,022	1,781	1,651
Other	170	3	47	3
Total	$4,311	$2,886	$2,559	$1,661
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
2.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At June 30, 2026	At December 31, 2025
Assets
Cash and cash equivalents	$45	$19
Trading assets at fair value	2,955	1,216
Investment securities	1,304	1,318
Customer and other receivables	6	5
Other assets	1	1
Total	$4,311	$2,559
Liabilities
Trading liabilities at fair value	$4	$—
Other secured financings	$2,871	$1,653
Other liabilities and accrued expenses	8	5
Borrowings	3	3
Total	$2,886	$1,661
Noncontrolling interests	$72	$145
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
Non-consolidated VIEs

	At June 30, 2026
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$234,747	$4,212	$3,546	$4,268	$92,172
Maximum exposure to loss[3]
Debt and equity interests	$32,313	$227	$—	$2,516	$12,806
Derivative and other contracts	—	—	2,604	—	5,905
Commitments, guarantees and other	10,093	—	—	—	179
Total	$42,406	$227	$2,604	$2,516	$18,890
Carrying value of variable interests—Assets
Debt and equity interests	$32,313	$227	$—	$1,950	$12,806
Derivative and other contracts	—	—	3	—	2,387
Total	$32,313	$227	$3	$1,950	$15,193
Additional VIE assets owned[4]					$17,110
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$1	$—	$1,095

	At December 31, 2025
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$218,543	$3,432	$4,620	$4,535	$87,118
Maximum exposure to loss[3]
Debt and equity interests	$32,074	$158	$—	$2,611	$11,904
Derivative and other contracts	—	—	3,258	—	4,473
Commitments, guarantees and other	10,414	—	—	—	190
Total	$42,488	$158	$3,258	$2,611	$16,567
Carrying value of variable interests–Assets
Debt and equity interests	$32,074	$158	$—	$1,967	$11,904
Derivative and other contracts	—	—	5	—	2,010
Total	$32,074	$158	$5	$1,967	$13,914
Additional VIE assets owned[4]					$15,907
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$2	$—	$780
OSF–Other structured financings
1.Amounts include transactions backed by residential mortgage loans, commercial mortgage loans and other types of assets, including consumer or commercial assets, and may be in loan or security form.
2.Other primarily includes exposures to investment funds and equity-linked notes.
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

June 2026 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)
part of a transaction with the VIE or any party to the VIE directly against a specific exposure to loss.
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At June 30, 2026		At December 31, 2025
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$25,431	$3,743	$20,130	$3,183
Commercial mortgages	89,596	8,386	96,473	11,251
U.S. agency collateralized mortgage obligations	64,458	7,452	58,876	7,136
Other consumer or commercial loans	55,262	12,732	43,064	10,504
Total	$234,747	$32,313	$218,543	$32,074
Transferred Assets with Continuing Involvement

	At June 30, 2026
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$18,307	$88,002	$18,560	$12,983
Retained interests
Investment grade	$270	$506	$988	$—
Non-investment grade	655	1,052	—	88
Total	$925	$1,558	$988	$88
Interests purchased in the secondary market[3]
Investment grade	$119	$22	$—	$—
Non-investment grade	14	38	2	10
Total	$133	$60	$2	$10
Derivative assets	$—	$—	$—	$1,656
Derivative liabilities	—	—	—	881

	At December 31, 2025
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$15,089	$84,729	$18,230	$13,312
Retained interests
Investment grade	$288	$456	$1,127	$—
Non-investment grade	460	1,131	—	123
Total	$748	$1,587	$1,127	$123
Interests purchased in the secondary market[3]
Investment grade	$62	$62	$52	$—
Non-investment grade	14	30	—	—
Total	$76	$92	$52	$—
Derivative assets	$—	$—	$—	$1,522
Derivative liabilities	—	—	—	733

	Fair Value At June 30, 2026
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,183	$—	$1,183
Non-investment grade	49	111	160
Total	$1,232	$111	$1,343
Interests purchased in the secondary market[3]
Investment grade	$141	$—	$141
Non-investment grade	37	27	64
Total	$178	$27	$205
Derivative assets	$1,656	$—	$1,656
Derivative liabilities	881	—	881

	Fair Value At December 31, 2025
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,346	$—	$1,346
Non-investment grade	122	58	180
Total	$1,468	$58	$1,526
Interests purchased in the secondary market[3]
Investment grade	$176	$—	$176
Non-investment grade	22	22	44
Total	$198	$22	$220
Derivative assets	$1,522	$—	$1,522
Derivative liabilities	733	—	733
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
Proceeds from New Securitization Transactions

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
New transactions[1]	$14,775	$12,136	$26,740	$26,446
Retained interests[2]	159	2,461	290	5,240
1.Amounts include cash and non-cash proceeds from transfers of mortgage loans and mortgage-backed securities to U.S. agency and non-agency securitization entities. Net gains on new transactions were not material for all periods presented.
2.Amounts include principal and interest cash flows received in the period on retained interests held by the Firm. Prior to the second quarter of 2026, Retained interests also included the notional of interests in securitization transactions sold by the Firm in the secondary market during the period, which were $3.4 billion for the three months ended March 31, 2026. Principal and interest cash flows were $91 million and $180 million for the three months and six months ended June 30, 2025, respectively.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).

69	June 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Assets Sold with Retained Exposure

$ in millions	At June 30, 2026	At December 31, 2025
Gross cash proceeds from sale of assets[1]	$132,445	$112,395
Fair value
Assets sold	$134,984	$113,159
Derivative assets recognized in the balance sheet	3,170	1,201
Derivative liabilities recognized in the balance sheet	631	438
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
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital conservation buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At June 30, 2026 and December 31, 2025, the differences between the actual and required ratios were lower under the Standardized Approach.
Capital Buffer Requirements

	At June 30, 2026 and December 31, 2025
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
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At June 30, 2026 and December 31, 2025
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	11.8%	10.0%
Tier 1 capital ratio	6.0%	13.3%	11.5%
Total capital ratio	8.0%	15.3%	13.5%
1.Required ratios represent the regulatory minimum plus the capital conservation buffer requirement.
The Firm’s Regulatory Capital and Capital Ratios
Risk-based capital

	Standardized
$ in millions	At June 30, 2026	At December 31, 2025
Risk-based capital
CET1 capital	$87,568	$83,153
Tier 1 capital	97,217	92,728
Total capital	108,916	103,449
Total RWA	589,397	552,515
Risk-based capital ratio
CET1 capital	14.9%	15.0%
Tier 1 capital	16.5%	16.8%
Total capital	18.5%	18.7%
Required ratio[1]
CET1 capital	11.8%	11.8%
Tier 1 capital	13.3%	13.3%
Total capital	15.3%	15.3%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

June 2026 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)
Leveraged-based capital

$ in millions	At June 30, 2026	At December 31, 2025
Leveraged-based capital
Adjusted average assets[1]	$1,608,012	$1,383,314
Supplementary leverage exposure[2]	1,970,884	1,717,775
Leveraged-based capital ratio
Tier 1 leverage	6.0%	6.7%
SLR	4.9%	5.4%
Required ratio[3]
Tier 1 leverage	4.0%	4.0%
SLR[4]	3.5%	5.0%
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
At June 30, 2026 and December 31, 2025, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules.
MSBNA’s Regulatory Capital1

	Well-Capitalized Requirement	Required Ratio[2]	At June 30, 2026		At December 31, 2025
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$41,092	18.2%	$25,545	20.3%
Tier 1 capital	8.0%	8.5%	41,092	18.2%	25,545	20.3%
Total capital	10.0%	10.5%	42,034	18.6%	26,423	21.0%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$41,092	10.4%	$25,545	10.1%
SLR[3,4]	N/A	3.5%	41,092	7.0%	25,545	7.6%

MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[2]	At June 30, 2026		At December 31, 2025
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$16,645	25.0%	$17,298	26.1%
Tier 1 capital	8.0%	8.5%	16,645	25.0%	17,298	26.1%
Total capital	10.0%	10.5%	17,034	25.6%	17,665	26.6%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$16,645	6.7%	$17,298	7.0%
SLR[3,4]	N/A	3.5%	16,645	6.5%	17,298	6.8%
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
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At June 30, 2026	At December 31, 2025
Net capital	$26,696	$19,272
Excess net capital	20,920	13,905
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

71	June 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At June 30, 2026 and December 31, 2025, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
Certain other subsidiaries are also subject to various regulatory capital requirements. Such subsidiaries include the following, each of which operated with capital in excess of their respective regulatory capital requirements as of June 30, 2026 and December 31, 2025, as applicable:
•MSSB,
•MSIP,
•MSESE,
•MSMS,
•MSCS, and
•MSCG.
See Note 16 to the financial statements in the 2025 Form 10-K for further information.
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At June 30, 2026	Liquidation Preference per Share	At June 30, 2026	At December 31, 2025
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	1,000
Q	40,000	25,000	1,000	1,000
Total			$9,750	$9,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
For a description of Series A through Series Q preferred stock, see Note 17 to the financial statements in the 2025 Form 10-K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
Share Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Repurchases of common stock under the Firm’s Share Repurchase Authorization	$1,500	$1,000	$3,250	$2,000
On June 24, 2026, the Firm announced that its Board of Directors reauthorized a multi-year repurchase program of up to $20 billion of outstanding common stock (the “Share Repurchase Authorization”), without a set expiration date, beginning in the third quarter of 2026, which will be exercised from time to time as conditions warrant and is subject to limitations on distributions from the Federal Reserve. For more information on share repurchases, see Note 17 to the financial statements in the 2025 Form 10-K.
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2026	2025	2026	2025
Weighted average common shares outstanding, basic	1,554	1,577	1,558	1,581
Effect of dilutive RSUs and PSUs	15	16	15	15
Weighted average common shares outstanding and common stock equivalents, diluted	1,569	1,593	1,573	1,596
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	—	4	4	4
Dividends

$ in millions, except per share data	Three Months Ended June 30,
	2026		2025
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$293	$13	$330	$15
C	25	13	25	13
E	450	15	450	16
F	434	15	434	14
I	403	16	403	16
K	366	15	366	14
L	305	6	305	6
N	1,794	5	1,952	6
O	266	14	266	14
P	406	16	406	16
Q	414	17	414	17
Total Preferred stock		$145		$147
Common stock	$1.00	$1,575	$0.925	$1,478

June 2026 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)

$ in millions, except per share data	Six Months Ended June 30,
	2026		2025
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$583	$26	$659	$29
C	50	26	50	26
E	896	31	896	31
F	864	29	864	29
I	801	32	801	32
K	731	29	731	29
L	609	12	609	12
M2	29	12	29	12
N	3,600	11	3,918	12
O	531	28	531	28
P	813	32	813	32
Q	828	33	828	33
Total Preferred stock		$301		$305
Common stock	$2.00	$3,164	$1.85	$2,970
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.
Accumulated Other Comprehensive Income (Loss) Rollforward

	Three Months Ended June 30, 2026
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,176)	$(1,720)	$(554)	$(1,781)	$(275)	$(5,506)
OCI activity:
Pre-Tax Gain (Loss)	29	11	1	(838)	(279)	(1,076)
Tax effect	(48)	(3)	—	205	67	221
After-tax Gain (Loss)	(19)	8	1	(633)	(212)	(855)
Noncontrolling Interests	(22)	—	—	(4)	—	(26)
OCI Activity	3	8	1	(629)	(212)	(829)
Reclassified to Earnings:
Pre-tax Reclass.	—	(7)	6	4	6	9
Tax effect	—	2	(2)	(1)	(2)	(3)
Reclass. After-tax	—	(5)	4	3	4	6
Net OCI Activity	3	3	5	(626)	(208)	(823)
Ending Balance	$(1,173)	$(1,717)	$(549)	$(2,407)	$(483)	$(6,329)

	Three Months Ended June 30, 2025
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,332)	$(2,215)	$(581)	$(1,815)	$(18)	$(5,961)
OCI activity:
Pre-Tax Gain (Loss)	(79)	55	(1)	(236)	(4)	(265)
Tax effect	283	(13)	—	60	1	331
After-tax Gain (Loss)	204	42	(1)	(176)	(3)	66
Noncontrolling Interests	36	—	—	6	—	42
OCI Activity	168	42	(1)	(182)	(3)	24
Reclassified to Earnings:
Pre-tax Reclass.	—	—	5	3	25	33
Tax effect	—	—	(2)	(1)	(6)	(9)
Reclass. After-tax	—	—	3	2	19	24
Net OCI Activity	168	42	2	(180)	16	48
Ending Balance	$(1,164)	$(2,173)	$(579)	$(1,995)	$(2)	$(5,913)

	Six Months Ended June 30, 2026
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,170)	$(1,585)	$(558)	$(2,995)	$23	$(6,285)
OCI activity:
Pre-Tax Gain (Loss)	74	(160)	1	781	(675)	21
Tax effect	(111)	38	—	(192)	161	(104)
After-tax Gain (Loss)	(37)	(122)	1	589	(514)	(83)
Noncontrolling Interests	(34)	—	—	11	—	(23)
OCI Activity	(3)	(122)	1	578	(514)	(60)
Reclassified to Earnings:
Pre-tax Reclass.	—	(13)	11	13	11	22
Tax effect	—	3	(3)	(3)	(3)	(6)
Reclass. After-tax	—	(10)	8	10	8	16
Net OCI Activity	(3)	(132)	9	588	(506)	(44)
Ending Balance	$(1,173)	$(1,717)	$(549)	$(2,407)	$(483)	$(6,329)

	Six Months Ended June 30, 2025
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,477)	$(2,573)	$(583)	$(2,146)	$(35)	$(6,814)
OCI activity:
Pre-Tax Gain (Loss)	(25)	546	(1)	203	13	736
Tax effect	417	(130)	—	(48)	(3)	236
After-tax Gain (Loss)	392	416	(1)	155	10	972
Noncontrolling Interests	79	—	—	13	—	92
OCI Activity	313	416	(1)	142	10	880
Reclassified to Earnings:
Pre-tax Reclass.	—	(21)	10	12	30	31
Tax effect	—	5	(5)	(3)	(7)	(10)
Reclass. After-tax	—	(16)	5	9	23	21
Net OCI Activity	313	400	4	151	33	901
Ending Balance	$(1,164)	$(2,173)	$(579)	$(1,995)	$(2)	$(5,913)

73	June 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
17. Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Interest income
Cash and cash equivalents	$725	$627	$1,424	$1,286
Investment securities	1,272	1,324	2,615	2,604
Loans	3,805	3,461	7,387	6,786
Securities purchased under agreements to resell[1]	3,750	3,780	7,244	7,196
Securities borrowed[2]	1,594	2,173	3,292	3,289
Trading assets, net of Trading liabilities	2,008	1,573	3,942	3,012
Customer receivables and Other	2,748	1,967	5,271	4,480
Total interest income	$15,902	$14,905	$31,175	$28,653
Interest expense
Deposits	$2,699	$2,603	$5,256	$5,125
Borrowings	3,410	3,199	6,593	6,217
Securities sold under agreements to repurchase[3]	3,573	3,361	7,188	6,430
Securities loaned[4]	774	1,198	1,545	1,454
Customer payables and Other	2,666	2,197	5,110	4,727
Total interest expense	$13,122	$12,558	$25,692	$23,953
Net interest	$2,780	$2,347	$5,483	$4,700
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
Accrued Interest

$ in millions	At June 30, 2026	At December 31, 2025
Customer and other receivables	$4,539	$4,051
Customer and other payables	5,269	4,663
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
19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended June 30, 2026
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,437	$252	$—	$(38)	$2,651
Trading	6,650	102	(39)	10	6,723
Investments	31	11	184	—	226
Commissions and fees[1]	1,114	813	—	(94)	1,833
Asset management[1,2]	218	5,261	1,516	(83)	6,912
Other	58	163	6	(4)	223
Total non-interest revenues	10,508	6,602	1,667	(209)	18,568
Interest income	12,886	3,210	23	(217)	15,902
Interest expense	12,354	956	44	(232)	13,122
Net interest	532	2,254	(21)	15	2,780
Net revenues	11,040	8,856	1,646	(194)	21,348
Provision for credit losses	71	27	—	—	98
Compensation and benefits[3]	2,980	4,648	559	—	8,187
Non-compensation expenses[3]	3,727	1,484	683	(179)	5,715
Total non-interest expenses	6,707	6,132	1,242	(179)	13,902
Income before provision for income taxes	4,262	2,697	404	(15)	7,348
Provision for income taxes	999	600	99	(3)	1,695
Income from continuing operations	3,263	2,097	305	(12)	5,653
Net income	$3,263	$2,097	$305	$(12)	$5,653
Net income applicable to noncontrolling interests	71	—	1	—	72
Net income applicable to Morgan Stanley	$3,192	$2,097	$304	$(12)	$5,581
Pre-tax margin[4]	39%	30%	25%	N/M	34%

	Three Months Ended June 30, 2025
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,540	$143	$—	$(39)	$1,644
Trading	4,350	433	(56)	18	4,745
Investments	156	25	207	—	388
Commissions and fees[1]	814	688	—	(77)	1,425
Asset management[1,2]	183	4,411	1,434	(75)	5,953
Other	135	154	5	(4)	290
Total non-interest revenues	7,178	5,854	1,590	(177)	14,445
Interest income	11,140	4,000	10	(245)	14,905
Interest expense	10,675	2,090	48	(255)	12,558
Net interest	465	1,910	(38)	10	2,347
Net revenues	7,643	7,764	1,552	(167)	16,792
Provision for credit losses	168	28	—	—	196
Compensation and benefits[3]	2,430	4,147	613	—	7,190
Non-compensation expenses[3]	2,934	1,389	616	(155)	4,784
Total non-interest expenses	5,364	5,536	1,229	(155)	11,974
Income before provision for income taxes	2,111	2,200	323	(12)	4,622
Provision for income taxes	472	500	77	(2)	1,047
Net income	$1,639	$1,700	$246	$(10)	$3,575
Net income applicable to noncontrolling interests	35	—	1	—	36
Net income applicable to Morgan Stanley	$1,604	$1,700	$245	$(10)	$3,539
Pre-tax margin[4]	28%	28%	21%	N/M	28%

June 2026 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2026
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$4,553	$476	$—	$(89)	$4,940
Trading	13,248	222	(49)	32	13,453
Investments	78	44	250	—	372
Commissions and fees[1]	2,119	1,596	—	(192)	3,523
Asset management[1,2]	451	10,340	3,012	(161)	13,642
Other	240	273	9	(7)	515
Total non-interest revenues	20,689	12,951	3,222	(417)	36,445
Interest income	24,708	6,856	45	(434)	31,175
Interest expense	23,636	2,432	86	(462)	25,692
Net interest	1,072	4,424	(41)	28	5,483
Net revenues	21,761	17,375	3,181	(389)	41,928
Provision for credit losses	163	33	—	—	196
Compensation and benefits[3]	6,244	9,296	1,189	—	16,729
Non-compensation expenses[3]	6,931	2,758	1,308	(353)	10,644
Total non-interest expenses	13,175	12,054	2,497	(353)	27,373
Income before provision for income taxes	8,423	5,288	684	(36)	14,359
Provision for income taxes	1,795	1,144	137	(8)	3,068
Income from continuing operations	6,628	4,144	547	(28)	11,291
Net income	$6,628	$4,144	$547	$(28)	$11,291
Net income applicable to noncontrolling interests	142	—	1	—	143
Net income applicable to Morgan Stanley	$6,486	$4,144	$546	$(28)	$11,148
Pre-tax margin[4]	39%	30%	22%	N/M	34%

	Six Months Ended June 30, 2025
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$3,099	$333	$—	$(77)	$3,355
Trading	9,463	421	(63)	35	9,856
Investments	305	58	394	—	757
Commissions and fees[1]	1,683	1,383	—	(160)	2,906
Asset management[1,2]	374	8,807	2,885	(150)	11,916
Other	768	277	5	(9)	1,041
Total non-interest revenues	15,692	11,279	3,221	(361)	29,831
Interest income	21,213	7,959	33	(552)	28,653
Interest expense	20,279	4,147	100	(573)	23,953
Net interest	934	3,812	(67)	21	4,700
Net revenues	16,626	15,091	3,154	(340)	34,531
Provision for credit losses	259	72	—	—	331
Compensation and benefits[3]	5,284	8,146	1,281	—	14,711
Non-compensation expenses[3]	5,691	2,722	1,227	(317)	9,323
Total non-interest expenses	10,975	10,868	2,508	(317)	24,034
Income before provision for income taxes	5,392	4,151	646	(23)	10,166
Provision for income taxes	1,168	919	138	(5)	2,220
Net income	$4,224	$3,232	$508	$(18)	$7,946
Net income applicable to noncontrolling interests	91	—	1	—	92
Net income applicable to Morgan Stanley	$4,133	$3,232	$507	$(18)	$7,854
Pre-tax margin[4]	32%	28%	20%	N/M	29%
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
3.The significant expense categories and amounts align with the segment-level information that is regularly provided to the Firm’s chief operating decision maker (“CODM”).
4.Pre-tax margin represents income before provision for income taxes as a percentage of net revenues.
For a discussion about the Firm’s business segments, see Note 22 to the financial statements in the 2025 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Institutional Securities Advisory	$798	$508	$1,776	$1,071
Institutional Securities Underwriting	1,639	1,032	2,777	2,028
Firm Investment banking revenues from contracts with customers	90%	88%	89%	85%
Trading Revenues by Product Type

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Interest rate	$1,036	$1,036	$1,962	$2,409
Foreign exchange	587	556	1,260	1,184
Equity[1]	5,143	2,987	9,110	6,014
Commodity and other	360	546	1,471	870
Credit	(403)	(380)	(350)	(621)
Total	$6,723	$4,745	$13,453	$9,856
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At June 30, 2026	At December 31, 2025
Net cumulative unrealized performance-based fees at risk of reversing	$952	$926
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

75	June 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Fee waivers	$36	$30	$70	$56
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
Other Expenses—Transaction Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Transaction taxes	$703	$303	$1,220	$569
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Americas	$15,046	$12,347	$29,637	$25,450
EMEA	2,372	2,142	5,013	4,433
Asia	3,930	2,303	7,278	4,648
Total	$21,348	$16,792	$41,928	$34,531
For a discussion about the Firm’s geographic net revenues, see Note 22 to the financial statements in the 2025 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2026	2025	2026	2025
Non-interest revenues	$770	$516	$1,533	$1,061
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.
Receivables from Contracts with Customers

$ in millions	At June 30, 2026	At December 31, 2025
Customer and other receivables	$3,344	$3,002
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At June 30, 2026	At December 31, 2025
Institutional Securities[1]	$1,317,904	$969,553
Wealth Management[1]	338,939	433,017
Investment Management	18,214	17,700
Total[2]	$1,675,057	$1,420,270
1.In connection with MSBNA’s acquisition of MSESE and the merging of the Fixed Income business of MSCS into MSBNA, the Firm updated its segment balance sheet allocation methodology in the first quarter of 2026. As a result of this update, certain assets which were previously included in the Wealth Management balance sheet are included within the Institutional Securities balance sheet beginning in the first quarter of 2026.
2.Parent assets have been fully allocated to the business segments.

June 2026 Form 10-Q	76

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30,
	2026			2025
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Cash and cash equivalents:
U.S.	$69,331	$462	2.7%	$51,730	$414	3.2%
Non-U.S.	61,034	263	1.7%	43,469	213	2.0%
Investment securities[1]	156,515	1,272	3.3%	162,164	1,324	3.3%
Loans[1]	299,047	3,805	5.1%	252,572	3,461	5.5%
Securities purchased under agreements to resell2:
U.S.	84,948	2,692	12.7%	73,064	2,548	14.0%
Non-U.S.	43,801	1,058	9.7%	48,337	1,232	10.2%
Securities borrowed3:
U.S.	140,721	1,534	4.4%	123,010	2,102	6.9%
Non-U.S.	28,030	60	0.9%	21,096	71	1.3%
Trading assets, net of Trading liabilities:
U.S.	149,313	1,670	4.5%	112,016	1,327	4.8%
Non-U.S.	39,286	338	3.5%	25,694	246	3.8%
Customer receivables and Other:
U.S.	86,992	2,129	9.8%	57,236	1,450	10.2%
Non-U.S.	28,279	619	8.8%	17,562	517	11.8%
Total	$1,187,297	$15,902	5.4%	$987,950	$14,905	6.1%
Interest bearing liabilities
Deposits[1]	$427,835	$2,699	2.5%	$375,348	$2,603	2.8%
Borrowings[1,4]	375,534	3,410	3.6%	304,670	3,199	4.2%
Securities sold under agreements to repurchase5,7:
U.S.	47,178	2,349	20.0%	18,593	1,999	43.1%
Non-U.S.	60,750	1,224	8.1%	53,867	1,362	10.1%
Securities loaned[6,7]:
U.S.	12,758	454	14.3%	10,506	964	36.8%
Non-U.S.	7,643	320	16.8%	7,317	234	12.8%
Customer payables and Other:
U.S.	161,873	1,838	4.6%	135,153	1,441	4.3%
Non-U.S.	85,560	828	3.9%	62,115	756	4.9%
Total	$1,179,131	$13,122	4.5%	$967,569	$12,558	5.2%
Net interest income and net interest rate spread		$2,780	0.9%		$2,347	0.9%

	Six Months Ended June 30,
	2026			2025
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Cash and cash equivalents:
U.S.	$67,698	$948	2.8%	$53,851	$861	3.2%
Non-U.S.	56,696	476	1.7%	42,976	425	2.0%
Investment securities[1]	160,221	2,615	3.3%	160,290	2,604	3.3%
Loans[1]	291,180	7,387	5.1%	247,258	6,786	5.5%
Securities purchased under agreements to resell[2]:
U.S.	83,465	5,055	12.2%	69,721	4,761	13.8%
Non-U.S.	44,595	2,189	9.9%	45,058	2,435	10.9%
Securities borrowed[3]:
U.S.	138,843	3,180	4.6%	118,500	3,150	5.4%
Non-U.S.	24,669	112	0.9%	18,425	139	1.5%
Trading assets, net of Trading liabilities:
U.S.	152,458	3,329	4.4%	111,934	2,575	4.6%
Non-U.S.	35,108	613	3.5%	22,082	437	4.0%
Customer receivables and Other:
U.S.	84,975	4,077	9.7%	59,087	3,456	11.8%
Non-U.S.	26,678	1,194	9.0%	17,000	1,024	12.1%
Total	$1,166,586	$31,175	5.4%	$966,182	$28,653	6.0%
Interest bearing liabilities
Deposits[1]	$419,789	$5,256	2.5%	$373,039	$5,125	2.8%
Borrowings[1,4]	364,504	6,593	3.6%	293,779	6,217	4.3%
Securities sold under agreements to repurchase[5,7]:
U.S.	56,714	4,703	16.7%	18,891	3,785	40.4%
Non-U.S.	66,307	2,485	7.6%	51,670	2,645	10.3%
Securities loaned[6,7]:
U.S.	11,960	969	16.3%	10,307	993	19.4%
Non-U.S.	7,566	576	15.4%	6,680	461	13.9%
Customer payables and Other:
U.S.	156,376	3,499	4.5%	127,172	3,217	5.1%
Non-U.S.	81,309	1,611	4.0%	60,266	1,510	5.1%
Total	$1,164,525	$25,692	4.4%	$941,804	$23,953	5.1%
Net interest income and net interest rate spread		$5,483	1.0%		$4,700	0.9%
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

77	June 2026 Form 10-Q

Glossary of Common Terms and Acronyms

2025 Form 10-K	Annual report on Form 10-K for year ended December 31, 2025 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AI	Artificial intelligence
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CET1	Common Equity Tier 1
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRE	Commercial real estate
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
DCP	Employee deferred cash-based compensation plans linked to investment performance
DCP investments	Investments associated with certain DCP
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVO	Fair value option
G-SIB	Global systemically important bank
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IM	Investment Management

Income statement	Consolidated income statement
IRS	Internal Revenue Service
IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles in the U.S.
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. Bank Subsidiaries	MSBNA and MSPBNA
U.S. GAAP	Accounting principles generally accepted in the U.S.
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

June 2026 Form 10-Q	78

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

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Shares Purchased as Part of Share Repurchase Authorization[3,4]	Dollar Value of Remaining Authorized Repurchase
April	2,865,364	$182.02	2,007,100	$15,285
May	3,825,485	$193.80	3,803,795	$14,548
June	1,787,311	$214.98	1,778,513	$14,165
Three Months Ended June 30, 2026	8,478,160	$194.28	7,589,408
1.Includes 888,752 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended June 30, 2026.
2.Excludes excise tax of $11 million levied on share repurchases, net of issuances, payable in April 2027.
3.Share purchases under publicly announced authorizations are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time. As previously announced, on April 18, 2018, the Firm entered into a sales plan (“Plan”) with MUFG and MS&Co., whereby MUFG sold shares of the Firm’s common stock to the Firm, through its agent MS&Co., as part of the Share Repurchase Authorization (as defined below). The Plan was suspended on December 10, 2020 and recommenced effective July 15, 2026. The Plan is intended solely to maintain MUFG’s ownership percentage below 24.9% in order to comply with MUFG’s passivity commitments to the Federal Reserve and has no impact on the strategic alliance between MUFG and the Firm, including the joint venture in Japan.
4.On June 24, 2026, the Firm announced that its Board of Directors reauthorized a multi-year repurchase authorization of up to $20 billion of outstanding common stock (the “Share Repurchase Authorization”), without a set expiration date, beginning in the third quarter of 2026, which will be exercised from time to time as conditions warrant and is subject to limitations on distributions from the Federal Reserve. The Share Repurchase Authorization is for capital management purposes and considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer.”

Other Information
None.
Exhibits

Exhibit No.	Description
15	Letter of awareness from Deloitte & Touche LLP, dated August 4, 2026, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ VICTORIA WORSTER
Victoria Worster Chief Accounting Officer and Controller
Date: August 4, 2026

79	June 2026 Form 10-Q