Form 10-Q
period 2026-09-30
MORGAN STANLEY
filed 2026-11-05
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
Commission File Number 1-11758
(Exact name of Registrant as specified in its charter)

Delaware	Attention: Corporate Secretary 1585 Broadway			36-3145972	(212)	761-4000
(State or other jurisdiction of incorporation or organization)	New York,	NY	10036	(I.R.S. Employer Identification No.)	(Registrant’s telephone number, including area code)
	(Address of principal executive offices, including Zip Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	MS	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate	MS/PA	New York Stock Exchange
Non-Cumulative Preferred Stock, Series A, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PE	New York Stock Exchange
Non-Cumulative Preferred Stock, Series E, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PF	New York Stock Exchange
Non-Cumulative Preferred Stock, Series F, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PI	New York Stock Exchange
Non-Cumulative Preferred Stock, Series I, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PK	New York Stock Exchange
Non-Cumulative Preferred Stock, Series K, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 4.875%	MS/PL	New York Stock Exchange
Non-Cumulative Preferred Stock, Series L, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 4.250%	MS/PO	New York Stock Exchange
Non-Cumulative Preferred Stock, Series O, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 6.500%	MS/PP	New York Stock Exchange
Non-Cumulative Preferred Stock, Series P, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 6.625%	MS/PQ	New York Stock Exchange
Non-Cumulative Preferred Stock, Series Q, $0.01 par value
Global Medium-Term Notes, Series A, Floating Rate Notes Due 2029	MS/29	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 30, 2026, there were 1,563,043,865 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2026

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

4	September 2026 Form 10-Q

Management’s Discussion and Analysis
Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended September 30, 2026
•The Firm reported net revenues of $20.3 billion and pre-tax income of $6.5 billion, demonstrating the strength of our Integrated Firm.
•The Firm delivered ROE of 17.8% and ROTCE of 22.6% (see “Selected Non-GAAP Financial Information” herein).
•The expense efficiency ratio was 67% for the third quarter and 66% for the year-to-date, demonstrating operating leverage while we continued to invest in our businesses.
•At September 30, 2026, the Firm’s Standardized Common Equity Tier 1 capital ratio was 14.9%.
•Institutional Securities reported net revenues of $10.0 billion, primarily reflecting strong results in Equity and higher Advisory revenues.
•Wealth Management delivered net revenues of $9.1 billion, reflecting strong Asset management revenues and higher Net interest income, generating a pre-tax margin of 30.4%. The quarter included net new assets of $232 billion and fee-based flows of $80 billion.
•Investment Management reported net revenues of $1.5 billion, primarily driven by asset management fees on higher average AUM. The quarter included positive long-term net flows of $15.8 billion.

Net Revenues
($ in millions)
Net Income Applicable to Morgan Stanley
($ in millions)
Earnings per Diluted Common Share
We reported net revenues of $20.3 billion in the quarter ended September 30, 2026 (“current quarter,” or “3Q 2026”), which increased by 12% compared with $18.2 billion in the quarter ended September 30, 2025 (“prior year quarter,” or “3Q 2025”). Net income applicable to Morgan Stanley was $4.9 billion in the current quarter, which increased by 6% compared with $4.6 billion in the prior year quarter. Diluted earnings per common share was $3.03 in the current quarter, which increased by 8% compared with $2.80 in the prior year quarter.
We reported net revenues of $62.3 billion in the nine months ended September 30, 2026 (“current year period,” or “YTD 2026”), which increased by 18% compared with $52.8 billion in the nine months ended September 30, 2025 (“prior year period,” or “YTD 2025”). Net income applicable to Morgan Stanley was $16.1 billion in the current year period, which increased by 29% compared with $12.5 billion in the prior year period. Diluted earnings per common share was $9.93 in the current year period, which increased by 32% compared with $7.53 in the prior year period.

September 2026 Form 10-Q	5

Management’s Discussion and Analysis
Non-Interest Expenses
($ in millions)
•Compensation and benefits expenses of $7,997 million in the current quarter and $24,726 million in the current year period increased 7% and 12%, respectively, compared with the prior year periods, primarily due to higher revenues leading to an increase in the payout to Wealth Management advisors and higher discretionary incentive compensation within Institutional Securities.
During the current year period, as a result of a March workforce management action, we recognized severance costs of $178 million in Compensation and benefits expense. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” in the Form 10-Q for the quarter ended March 31, 2026.
•Non-compensation expenses of $5,715 million in the current quarter and $16,359 million in the current year period increased 20% and 16%, respectively, compared with the prior year periods, primarily due to higher execution-related expenses, increased technology spend and higher marketing and business development costs.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $148 million in the current quarter was primarily related to growth in corporate loans and secured lending portfolios. The Provision for credit losses on loans and lending commitments was $0 million in 3Q 2025, reflecting growth in corporate loans and secured lending portfolios and provisions for certain specific commercial real estate loans, offset by improvements in the macroeconomic outlook.
The Provision for credit losses on loans and lending commitments of $344 million in the current year period was primarily related to growth in corporate loans and secured lending portfolios and provisions for certain specific commercial real estate and corporate loans. The Provision for credit losses on loans and lending commitments in YTD 2025 was $331 million, primarily related to growth in corporate loans and secured lending portfolios and provisions for certain specific commercial real estate loans.
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

6	September 2026 Form 10-Q

Management’s Discussion and Analysis
•Institutional Securities net revenues of $10,029 million in the current quarter and $31,790 million in the current year period increased 18% and 26%, respectively, compared with the prior year periods, primarily reflecting strong results in Equity on increased client activity and higher Investment Banking results on Advisory revenues.
•Wealth Management net revenues of $9,065 million in the current quarter and $26,440 million in the current year period increased 10% and 13%, respectively, compared with the prior year periods, primarily reflecting higher Asset management revenues on higher market levels and the cumulative impact of positive fee-based flows and increased Net interest income.
•Investment Management net revenues of $1,459 million in the current quarter and $4,640 million in the current year period decreased 12% and 3%, respectively, compared with the prior year periods, primarily reflecting a decrease in Performance-based income and other revenues, partially offset by an increase in Asset management and related fees.
Net Revenues by Region1
($ in millions)
1.For a discussion of how the geographic breakdown of net revenues is determined, see Note 22 to the financial statements in the 2025 Form 10-K.
•Americas net revenues increased 6% in the current quarter compared with the prior year quarter, primarily driven by higher Asset management revenues and increased Net interest income within the Wealth Management business segment and higher Investment Banking and Equity results, partially offset by lower Fixed Income results within the Institutional Securities business segment. Americas net revenues increased 13% in the current year period compared with the prior year period, driven by higher results across business segments.
•EMEA net revenues decreased 6% in the current quarter compared with the prior year quarter, primarily driven by lower Investment Banking revenues within the Institutional Securities business segment and lower results within the Investment Management business segment, partially offset by higher results in Equity within the Institutional Securities business segment. EMEA net revenues increased 7% in the current year period compared with the prior year period, primarily driven by higher results in our Markets business within the Institutional Securities business segment, partially offset by lower revenues within the Investment Management business segment.
•Asia net revenues increased 55% and 56% in the current quarter and in the current year period, respectively, compared with the prior year periods, primarily driven by strong results in Equity within the Institutional Securities business segment.
Selected Financial Information and Other Statistical Data

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions, except per share data	2026	2025	2026	2025
Consolidated results
Net revenues	$20,338	$18,224	$62,266	$52,755
Earnings applicable to Morgan Stanley common shareholders	$4,751	$4,450	$15,598	$11,999
Earnings per diluted common share	$3.03	$2.80	$9.93	$7.53
Consolidated financial measures
Expense efficiency ratio[1]	67%	67%	66%	69%
ROE[2]	17.8%	18.0%	19.8%	16.5%
ROTCE[2,3]	22.6%	23.5%	25.4%	21.6%
Pre-tax margin[4]	32%	33%	33%	31%
Effective tax rate	23.3%	22.8%	22.0%	22.2%
Pre-tax margin by segment[4]
Institutional Securities	35%	37%	37%	34%
Wealth Management	30%	30%	30%	29%
Investment Management	18%	22%	20%	21%

$ in millions, except per share data, worldwide employees and client assets	At September 30, 2026	At December 31, 2025
Average liquidity resources for three months ended[5]	$439,909	$385,884
Loans[6]	$328,358	$289,038
Total assets	$1,692,027	$1,420,270
Deposits	$478,377	$415,523
Borrowings	$388,589	$348,935
Common equity	$107,359	$101,882
Tangible common equity[3]	$84,465	$79,147
Common shares outstanding	1,565	1,583
Book value per common share[7]	$68.59	$64.37
Tangible book value per common share[3,7]	$53.96	$50.00
Worldwide employees (in thousands)	84	83
Client assets[8] (in billions)	$10,479	$9,276
Capital Ratios[9]
Common Equity Tier 1 capital—Standardized	14.9%	15.0%
Tier 1 capital—Standardized	16.6%	16.8%
Common Equity Tier 1 capital—Advanced	16.3%	16.2%
Tier 1 capital—Advanced	18.1%	18.0%
Tier 1 leverage	6.0%	6.7%
SLR	4.8%	5.4%
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

September 2026 Form 10-Q	7

Management’s Discussion and Analysis
6.Includes loans held for investment, net of ACL, loans held for sale and also includes loans at fair value, which are included in Trading assets in the balance sheet.
7.Book value per common share and tangible book value per common share equal common equity and tangible common equity, respectively, divided by common shares outstanding.
8.Client assets represents the sum of Wealth Management client assets and Investment Management AUM. Certain Wealth Management client assets, totaling $378 billion and $350 billion as of September 30, 2026 and December 31, 2025, respectively, are invested in Investment Management products and are therefore also included in Investment Management’s AUM.
9.For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
Economic and Market Conditions
The environment in the third quarter of 2026 was characterized by strong levels of activity early in the quarter, continuing the momentum observed in the second quarter, with markets focused on AI investment and economic expansion. Activity moderated later in the quarter against a backdrop of renewed geopolitical tensions, higher interest rates and rising energy prices. Geopolitical risk, inflation, the rate of economic growth, the future path of monetary policy and the path of AI build-out and acceptance represent ongoing uncertainties which could continue to impact the capital markets and our businesses.
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

8	September 2026 Form 10-Q

Management’s Discussion and Analysis
share represents tangible common equity divided by common shares outstanding.
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

$ in millions	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Net revenues	$18,224	$52,755
Adjustment for mark-to-market losses (gains) on DCP[1]	(248)	(476)
Adjusted Net revenues—non-GAAP	$17,976	$52,279
Compensation expense	$7,442	$22,153
Adjustment for mark-to-market gains (losses) on DCP[1]	(300)	(669)
Adjusted Compensation expense—non-GAAP	$7,142	$21,484
Wealth Management Net revenues	$8,234	$23,325
Adjustment for mark-to-market losses (gains) on DCP[1]	(206)	(369)
Adjusted Wealth Management Net revenues—non-GAAP	$8,028	$22,956
Wealth Management Compensation expense	$4,388	$12,534
Adjustment for mark-to-market gains (losses) on DCP[1]	(222)	(469)
Adjusted Wealth Management Compensation expense—non-GAAP	$4,166	$12,065
1.Net revenues and compensation expense are adjusted for DCP for both Firm and Wealth Management business segment. Beginning in the first quarter of 2026 we use derivatives to hedge our DCP awards and no longer present non-GAAP financial measures adjusted for mark-to-market gains and losses on DCP. See “Other Matters” herein and Note 2 to the financial statements for more information.

$ in millions	At September 30, 2026	At December 31, 2025
Tangible equity
Common equity	$107,359	$101,882
Less: Goodwill and net intangible assets	(22,894)	(22,735)
Tangible common equity—non-GAAP	$84,465	$79,147

	Average Monthly Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Tangible equity
Common equity	$106,893	$98,709	$104,773	$97,134
Less: Goodwill and net intangible assets	(22,949)	(22,865)	(22,989)	(22,971)
Tangible common equity—non-GAAP	$83,944	$75,844	$81,784	$74,163
Non-GAAP Financial Measures by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2026	2025	2026	2025
Average common equity[1]
Institutional Securities	$48.2	$48.4	$48.2	$48.4
Wealth Management	28.7	29.4	28.7	29.4
Investment Management	10.2	10.6	10.2	10.6
ROE[2]
Institutional Securities	21%	19%	24%	17%
Wealth Management	28%	25%	28%	23%
Investment Management	7%	10%	10%	10%
Average tangible common equity[1]
Institutional Securities	$47.7	$48.0	$47.7	$48.0
Wealth Management	15.4	16.3	15.4	16.3
Investment Management	0.8	1.0	0.8	1.0
ROTCE[2]
Institutional Securities	21%	20%	25%	17%
Wealth Management	53%	45%	53%	41%
Investment Management	99%	105%	128%	102%
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

September 2026 Form 10-Q	9

Management’s Discussion and Analysis
Institutional Securities
Income Statement Information

	Three Months Ended September 30,		% Change
$ in millions	2026	2025
Revenues
Advisory	$887	$684	30%
Equity	525	652	(19)%
Fixed Income	747	772	(3)%
Total Underwriting	1,272	1,424	(11)%
Total Investment Banking	2,159	2,108	2%
Equity	5,799	4,116	41%
Fixed Income	2,011	2,169	(7)%
Other	60	130	(54)%
Net revenues	$10,029	$8,523	18%
Provision for credit losses	141	1	N/M
Compensation and benefits	2,632	2,422	9%
Non-compensation expenses	3,784	2,918	30%
Total non-interest expenses	6,416	5,340	20%
Income before provision for income taxes	3,472	3,182	9%
Provision for income taxes	777	672	16%
Net income	2,695	2,510	7%
Net income applicable to noncontrolling interests	56	42	33%
Net income applicable to Morgan Stanley	$2,639	$2,468	7%

	Nine Months Ended September 30,		% Change
$ in millions	2026	2025
Revenues
Advisory	$2,663	$1,755	52%
Equity	1,772	1,471	20%
Fixed Income	2,277	1,981	15%
Total Underwriting	4,049	3,452	17%
Total Investment Banking	6,712	5,207	29%
Equity	17,247	11,965	44%
Fixed Income	7,824	6,953	13%
Other	7	1,024	(99)%
Net revenues	$31,790	$25,149	26%
Provision for credit losses	304	260	17%
Compensation and benefits	8,876	7,706	15%
Non-compensation expenses	10,715	8,609	24%
Total non-interest expenses	19,591	16,315	20%
Income before provision for income taxes	11,895	8,574	39%
Provision for income taxes	2,572	1,840	40%
Net income	9,323	6,734	38%
Net income applicable to noncontrolling interests	198	133	49%
Net income applicable to Morgan Stanley	$9,125	$6,601	38%

Investment Banking
Investment Banking Volumes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2026	2025	2026	2025
Completed mergers and acquisitions[1]	$292	$262	$960	$585
Equity and equity-related offerings[2,3]	30	24	94	61
Fixed Income offerings[2,4]	93	96	383	290
Source: LSEG Data & Risk Analytics as of October 1, 2026. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.
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
Investment Banking Revenues
Net revenues of $2,159 million in the current quarter increased 2% from the prior year quarter, reflecting higher Advisory revenues, partially offset by lower underwriting revenues.
•Advisory revenues increased on higher completed M&A activity, particularly in the Americas.
•Equity underwriting revenues decreased primarily reflecting lower initial public offerings and secondary block share trades, partially offset by higher follow-on offerings.
•Fixed Income underwriting revenues were modestly lower, reflecting continued strength in investment grade and non-investment grade issuances.
Net revenues of $6,712 million in the current year period increased 29% from the prior year period, reflecting increases across businesses, particularly in Advisory revenues.
•Advisory revenues increased on higher completed M&A activity, particularly in the Americas.
•Equity underwriting revenues increased primarily reflecting higher initial public offerings, follow-on offerings and convertible issuances.
•Fixed Income underwriting revenues increased primarily reflecting higher investment grade issuances and non-investment grade bond issuances.
See “Investment Banking Volumes” herein.

10	September 2026 Form 10-Q

Management’s Discussion and Analysis
Equity, Fixed Income and Other Net Revenues
Equity and Fixed Income Net Revenues

	Three Months Ended September 30, 2026
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$3,776	$187	$(535)	$2	$3,430
Execution services	1,595	925	(121)	(30)	2,369
Total Equity	$5,371	$1,112	$(656)	$(28)	$5,799
Total Fixed Income	$1,504	$122	$286	$99	$2,011

	Three Months Ended September 30, 2025
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$2,666	$158	$(717)	$3	$2,110
Execution services	1,245	722	(107)	146	2,006
Total Equity	$3,911	$880	$(824)	$149	$4,116
Total Fixed Income	$1,850	$107	$141	$71	$2,169

	Nine Months Ended September 30, 2026
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$10,734	$541	$(2,014)	$4	$9,265
Execution services	5,424	2,889	(341)	10	7,982
Total Equity	$16,158	$3,430	$(2,355)	$14	$17,247
Total Fixed Income	$6,219	$373	$904	$328	$7,824

	Nine Months Ended September 30, 2025
			Net Interest[2]	All Other[3]
$ in millions	Trading	Fees[1]			Total
Financing	$7,372	$470	$(2,019)	$3	$5,826
Execution services	3,774	2,254	(311)	422	6,139
Total Equity	$11,146	$2,724	$(2,330)	$425	$11,965
Total Fixed Income	$6,150	$322	$273	$208	$6,953
1.Includes Commissions and fees and Asset management revenues.
2.Includes funding costs, which are allocated to the businesses based on funding usage.
3.Includes Investments and Other revenues.
Equity
Net revenues of $5,799 million in the current quarter and $17,247 million in the current year period increased 41% and 44%, respectively, compared with the prior year periods, reflecting an increase in Financing and Execution services, particularly in Asia.
•Financing revenues increased primarily due to higher client activity and higher average client balances in prime brokerage.
•Execution services revenues increased primarily due to higher client activity in derivatives and cash equities.
Fixed Income
Net revenues of $2,011 million in the current quarter decreased 7% compared with the prior year quarter, reflecting a decrease in Commodities and Credit products, partially offset by an increase in Global macro products.
•Global macro products revenues increased primarily due to improved results in foreign exchange products, partially offset by losses on inventory held to facilitate client activity in rates products.
•Credit products revenues decreased primarily due to lower results in securitized products.
•Commodities products and other fixed income revenues decreased primarily due to lower client activity in Americas power and gas compared with the prior year quarter, which benefited from higher structured activity.
Net revenues of $7,824 million in the current year period increased 13% compared with the prior year period, primarily reflecting an increase in Commodities and Credit products.
•Global macro products revenues were modestly lower primarily due to losses compared with gains in the prior year period on inventory held to facilitate client activity, partially offset by increased client activity, both in rates and foreign exchange products.
•Credit products revenues increased primarily due to improved results in corporate credit products and the cumulative impact of lending growth in the securitized products business.
•Commodities products and other fixed income revenues increased primarily due to higher results in oil and products.
Other Net Revenues
Other net revenues were $60 million in the current quarter, compared with $130 million in the prior year quarter, primarily reflecting higher funding costs, partially offset by lower mark-to-market losses on corporate loans, inclusive of hedges.
Other net revenues were $7 million in the current year period, compared with $1,024 million in the prior year period, primarily reflecting mark-to-market losses on corporate loans, inclusive of hedges, and higher funding costs in the current year period, compared with realized gains on the sale of corporate loans held-for-sale in the prior year period.
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments of $141 million in the current quarter was primarily related to growth in corporate loans and secured lending portfolios. The Provision for credit losses on loans and lending commitments of $1 million in 3Q 2025 was primarily related to growth in corporate loans and secured lending portfolios and provisions for certain specific commercial real estate loans, offset by improvements in the macroeconomic outlook.
The Provision for credit losses on loans and lending commitments of $304 million in the current year period was primarily related to growth in corporate loans and secured lending portfolios and provisions for certain specific commercial real estate and corporate loans. The Provision for credit losses on loans and lending commitments in YTD 2025 was $260 million, primarily related to growth in corporate

September 2026 Form 10-Q	11

Management’s Discussion and Analysis
loans and secured lending portfolios and provisions for certain specific commercial real estate loans.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-Interest Expenses
Non-interest expenses of $6,416 million in the current quarter and $19,591 million in the current year period increased 20% compared with the prior year periods, reflecting higher Non-compensation expenses and Compensation and benefits expenses.
•Compensation and benefits expenses increased primarily due to higher discretionary incentive compensation on higher revenues.
•Non-compensation expenses increased primarily due to higher execution-related expenses on higher client activity and increased technology spend.

12	September 2026 Form 10-Q

Management’s Discussion and Analysis
Wealth Management
Income Statement Information

	Three Months Ended September 30,		% Change
$ in millions	2026	2025
Revenues
Asset management	$5,544	$4,789	16%
Transactional[1]	1,166	1,308	(11)%
Net interest	2,228	1,991	12%
Other[2]	127	146	(13)%
Net revenues	9,065	8,234	10%
Provision for credit losses	7	(1)	N/M
Compensation and benefits	4,860	4,388	11%
Non-compensation expenses	1,444	1,348	7%
Total non-interest expenses	6,304	5,736	10%
Income before provision for income taxes	2,754	2,499	10%
Provision for income taxes	669	610	10%
Net income applicable to Morgan Stanley	$2,085	$1,889	10%

	Nine Months Ended September 30,		% Change
$ in millions	2026	2025
Revenues
Asset management	$15,884	$13,596	17%
Transactional[1]	3,460	3,445	—%
Net interest	6,652	5,803	15%
Other[2]	444	481	(8)%
Net revenues	26,440	23,325	13%
Provision for credit losses	40	71	(44)%
Compensation and benefits	14,156	12,534	13%
Non-compensation expenses	4,202	4,070	3%
Total non-interest expenses	18,358	16,604	11%
Income before provision for income taxes	8,042	6,650	21%
Provision for income taxes	1,813	1,529	19%
Net income applicable to Morgan Stanley	$6,229	$5,121	22%
1.Transactional includes Investment banking, Trading, and Commissions and fees revenues.
2.Other includes Investments and Other revenues.
Wealth Management Metrics

$ in billions	At September 30, 2026	At December 31, 2025
Total client assets[1]	$8,433	$7,381
U.S. Bank Subsidiary loans	$201	$181
Margin and other lending[2]	$37	$31
Deposits[3]	$465	$408
Annualized weighted average cost of deposits[4]
Period end	2.85%	2.51%
Period average for three months ended	2.72%	2.67%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net new assets	$232.4	$81.0	$498.9	$234.0
1.Client assets represent those for which Wealth Management is providing services including financial advisor-led brokerage, investment advisory, custody, cash management, and administrative services; self-directed brokerage services; financial and wealth planning services; workplace services, including stock plan administration of vested public company stock and retirement plan services. As part of the Integrated Firm, Wealth Management may provide these services to clients who also use the services of one or more other business segments. See “Advisor-Led Channel” and “Self-Directed Channel” herein for additional information.
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
4.Annualized weighted average represents the total annualized weighted average cost of the various deposit products. Amounts include the effect of related hedging derivatives. The period end cost of deposits is based upon balances and rates as of September 30, 2026 and December 31, 2025. The period average is based on daily balances and rates for the period.
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
NNA for the current quarter were $232 billion, with just over half associated with IPO-related flows as certain institutional investors, including funds, held their public shares with the Firm.
Advisor-Led Channel

$ in billions	At September 30, 2026	At December 31, 2025
Advisor-led client assets[1]	$6,631	$5,715
Fee-based client assets[2]	$3,155	$2,753
Fee-based client assets as a percentage of advisor-led client assets	48%	48%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fee-based asset flows[3]	$80.5	$41.9	$173.3	$114.5
1.Advisor-led client assets represent client assets in accounts that have a Wealth Management advisor assigned.
2.Fee‐based client assets represent the amount of client assets where the basis of payment for services is a fee calculated on those assets.
3.Fee-based asset flows include net new fee-based assets (including asset acquisitions), net account transfers, dividends, interest and client fees, and exclude institutional cash management related activity. Fee-based asset flows in the third quarter of 2026 included inflows associated with a new corporate retirement mandate. For a description of the Inflows and Outflows included in Fee-based asset flows, see “Fee-Based Client Assets Rollforwards” herein.

September 2026 Form 10-Q	13

Management’s Discussion and Analysis
Self-Directed Channel

	At September 30, 2026	At December 31, 2025
Self-directed client assets[1] (in billions)	$1,802	$1,667
Self-directed households[2] (in millions)	8.8	8.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Daily average revenue trades (“DARTs”)[3] (in thousands)	1,097	1,012	1,167	999
1.Self-directed client assets represent active accounts which are not advisor-led. Active accounts are defined as having at least $25 in assets.
2.Self-directed households represent the total number of households that include at least one active account with self-directed assets. Individual households or participants that are engaged in one or more of our Wealth Management channels are included in each of the respective channel counts.
3.DARTs represent the total self-directed trades in a period divided by the number of trading days during that period.
Workplace Channel1

	At September 30, 2026	At December 31, 2025
Stock plan unvested public assets[2] (in billions)	$638	$534
Stock plan participants[3] (in millions)	6.7	6.5
1.The workplace channel includes equity compensation solutions for companies, their executives and employees.
2.Stock plan unvested assets are not included in client assets and represent the market value of public company securities at the end of the period, excluding vested and unvested private company securities.
3.Stock plan participants represent total accounts with vested and/or unvested stock plan assets in the workplace channel. Individuals with accounts in multiple plans are counted as participants in each plan.
Net Revenues
Asset Management
Asset management revenues of $5,544 million in the current quarter and $15,884 million in the current year period increased 16% and 17%, respectively, compared with the prior year periods, primarily reflecting higher fee-based assets due to higher market levels and the cumulative impact of positive fee-based flows.
See “Fee-Based Client Assets Rollforwards” herein.
Transactional Revenues
Transactional revenues of $1,166 million in the current quarter decreased 11% compared with the prior year quarter, primarily driven by the absence of gains on DCP investments in the prior year quarter of $206 million, which are no longer presented in net revenues, partially offset by higher client activity in structured and alternative products.
Transactional revenues of $3,460 million in the current year period were relatively unchanged compared with the prior year period, as a result of higher client activity across products and channels, offset by the absence of gains on DCP investments in the prior year period of $369 million, which are no longer presented in net revenues.
For further information on the impact of DCP and our use of derivatives as hedges of certain DCP awards beginning in the first quarter of 2026, see “Selected Non-GAAP Financial Information” herein.
Net Interest
Net interest revenues of $2,228 million in the current quarter and $6,652 million in the current year period increased 12% and 15%, respectively, compared with the prior year periods, primarily due to the cumulative impact of lending growth and higher average sweep deposits.
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
Provision for Credit Losses
The Provision for credit losses on loans and lending commitments was $7 million in the current quarter compared with a net release of $1 million in 3Q 2025.
The Provision for credit losses on loans and lending commitments of $40 million in the current year period was primarily related to portfolio growth and provisions for certain specific loans in our tailored lending portfolio.
The Provision for credit losses on loans and lending commitments of $71 million in YTD 2025 was primarily related to certain specific loans in our tailored lending and residential real estate portfolios, as well as portfolio growth in residential real estate loans.
For further information on the Provision for credit losses, see “Credit Risk” herein.
Non-Interest Expenses
Non-interest expenses of $6,304 million in the current quarter and $18,358 million in the current year period increased 10% and 11%, respectively, compared with the prior year periods, primarily as a result of higher Compensation and benefits expenses.
•Compensation and benefits expenses increased, primarily as higher compensable revenues drove an increase in the payout to Wealth Management advisors.
For information on the impact of DCP and our use of derivatives as hedges of certain DCP awards beginning in the first quarter of 2026, see “Selected Non-GAAP Financial Information” herein.
•Non-compensation expenses increased, primarily as a result of higher marketing and business development costs and technology spend. The current year period increase was

14	September 2026 Form 10-Q

Management’s Discussion and Analysis
partially offset by lower amortization expense compared with the prior year period, as certain intangible assets became fully amortized by the end of the second quarter of 2025.

Fee-Based Client Assets Rollforwards

$ in billions	At June 30, 2026	Inflows[1]	Outflows[2]	Market Impact[3]	At Sept 30, 2026
Separately managed[4]	$883	$75	$(17)	$50	$991
Unified managed	847	47	(29)	(10)	855
Advisor	248	18	(18)	1	249
Portfolio manager	934	55	(50)	(1)	938
Subtotal	$2,912	$195	$(114)	$40	$3,033
Cash management	110	40	(28)	—	122
Total	$3,022	$235	$(142)	$40	$3,155

$ in billions	At June 30, 2025	Inflows[1]	Outflows[2]	Market Impact[3]	At Sept 30, 2025
Separately managed[4]	$728	$25	$(10)	$45	$788
Unified managed	680	39	(18)	31	732
Advisor	214	11	(12)	12	225
Portfolio manager	793	34	(27)	42	842
Subtotal	$2,415	$109	$(67)	$130	$2,587
Cash management	63	14	(11)	—	66
Total	$2,478	$123	$(78)	$130	$2,653

$ in billions	At December 31, 2025	Inflows[1]	Outflows[2]	Market Impact[3]	At Sept 30, 2026
Separately managed[4]	$833	$161	$(70)	$67	$991
Unified managed	760	145	(86)	36	855
Advisor	229	53	(51)	18	249
Portfolio manager	861	157	(136)	56	938
Subtotal	$2,683	$516	$(343)	$177	$3,033
Cash management	70	105	(53)	—	122
Total	$2,753	$621	$(396)	$177	$3,155

$ in billions	At December 31, 2024	Inflows[1]	Outflows[2]	Market Impact[3]	At Sept 30, 2025
Separately managed[4]	$719	$72	$(30)	$27	$788
Unified managed	613	104	(49)	64	732
Advisor	207	26	(29)	21	225
Portfolio manager	750	92	(72)	72	842
Subtotal	$2,289	$294	$(180)	$184	$2,587
Cash management	58	40	(32)	—	66
Total	$2,347	$334	$(212)	$184	$2,653
1.Inflows include new accounts, account transfers, deposits, dividends and interest.
2.Outflows include closed or terminated accounts, account transfers, withdrawals and client fees.
3.Market impact includes realized and unrealized gains and losses on portfolio investments.
4.Includes non-custody account values based on asset values reported on a quarter lag by third-party custodians.
Average Fee Rates1

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2026	2025	2026	2025
Separately managed	12	12	12	12
Unified managed	88	90	89	90
Advisor	75	78	75	78
Portfolio manager	87	88	87	88
Subtotal	62	64	63	64
Cash management	4	6	5	6
Total	60	63	61	63
1.Based on Asset management revenues related to advisory services associated with fee-based assets.
For a description of fee-based client assets in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management Fee-Based Client Assets” in the 2025 Form 10-K.

September 2026 Form 10-Q	15

Management’s Discussion and Analysis
Investment Management
Income Statement Information

	Three Months Ended September 30,		% Change
$ in millions	2026	2025
Revenues
Asset management and related fees	$1,565	$1,534	2%
Performance-based income and other[1]	(106)	117	(191)%
Net revenues	1,459	1,651	(12)%
Compensation and benefits	505	632	(20)%
Non-compensation expenses	695	655	6%
Total non-interest expenses	1,200	1,287	(7)%
Income before provision for income taxes	259	364	(29)%
Provision for income taxes	65	95	(32)%
Net income	194	269	(28)%
Net income (loss) applicable to noncontrolling interests	4	3	N/M
Net income applicable to Morgan Stanley	$190	$266	(29)%

	Nine Months Ended September 30,		% Change
$ in millions	2026	2025
Revenues
Asset management and related fees	$4,577	$4,419	4%
Performance-based income and other[1]	63	386	(84)%
Net revenues	4,640	4,805	(3)%
Compensation and benefits	1,694	1,913	(11)%
Non-compensation expenses	2,003	1,882	6%
Total non-interest expenses	3,697	3,795	(3)%
Income before provision for income taxes	943	1,010	(7)%
Provision for income taxes	202	233	(13)%
Net income	741	777	(5)%
Net income (loss) applicable to noncontrolling interests	5	4	N/M
Net income applicable to Morgan Stanley	$736	$773	(5)%
1.Includes Investments and Trading, Net interest, and Other revenues.
Net Revenues
Asset Management and Related Fees
Asset management and related fees of $1,565 million in the current quarter and $4,577 million in the current year period increased 2% and 4%, respectively, from the prior year periods, primarily driven by higher AUM on higher market levels and the cumulative impact of positive net flows, partially offset by lower average fee rates, reflecting a change in asset mix.
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
See “Assets Under Management or Supervision” herein.
Performance-based Income and Other
Performance-based income and other revenues reflected a loss of $106 million in the current quarter and a gain of $63 million in the current year period. The decreases from the prior year periods were driven by the reversal of accrued carried interest primarily related to certain investments in one of our private funds.

Non-Interest Expenses
Non-interest expenses of $1,200 million in the current quarter and $3,697 million in the current year period decreased 7% and 3%, respectively, from the prior year periods, as a result of lower Compensation and benefits expenses, partially offset by higher Non-compensation expenses.

•Compensation and benefits expenses decreased, primarily due to lower expenses related to compensation associated with carried interest.
•Non-compensation expenses increased, primarily due to increased technology spend and higher brokerage and clearing expenses.

16	September 2026 Form 10-Q

Management’s Discussion and Analysis
Assets Under Management or Supervision
Rollforwards1

$ in billions	At June 30, 2026	Inflows[2]	Outflows[3]	Net Flows	Distributions[4]	Market Impact and Other[5]	At September 30, 2026
Equity	$235	$9	$(18)	$(9)	$—	$(2)	$224
Fixed Income	229	24	(14)	10	(2)	(5)	232
Alternatives and Solutions[6]	852	43	(28)	15	(1)	4	870
Long-Term AUM	$1,316	$76	$(60)	$16	$(3)	$(3)	$1,326
Liquidity and Overlay Services	688	895	(867)	28	(4)	8	720
Total	$2,004	$971	$(927)	$44	$(7)	$5	$2,046

$ in billions	At June 30, 2025	Inflows[2]	Outflows[3]	Net Flows	Distributions[4]	Market Impact and Other[5]	At September 30, 2025
Equity	$271	$10	$(16)	$(6)	$—	$5	$270
Fixed Income	198	20	(13)	8	(1)	4	208
Alternatives and Solutions[6]	700	44	(27)	17	(1)	36	752
Long-Term AUM	$1,169	$74	$(56)	$18	$(2)	$45	$1,230
Liquidity and Overlay Services	544	638	(609)	29	(4)	8	577
Total	$1,713	$712	$(665)	$47	$(6)	$53	$1,807

$ in billions	At December 31, 2025	Inflows[2]	Outflows[3]	Net Flows	Distributions[4]	Market Impact and Other[5]	At September 30, 2026
Equity	$253	$28	$(61)	$(34)	$(1)	$5	$224
Fixed Income	217	69	(47)	22	(4)	(3)	232
Alternatives and Solutions[6]	776	126	(88)	39	(4)	60	870
Long-Term AUM	$1,246	$223	$(196)	$27	$(9)	$62	$1,326
Liquidity and Overlay Services	649	2,443	(2,380)	63	(11)	19	720
Total	$1,895	$2,666	$(2,576)	$90	$(20)	$81	$2,046

$ in billions	At December 31, 2024	Inflows[2]	Outflows[3]	Net Flows	Distributions[4]	Market Impact and Other[5]	At September 30, 2025
Equity	$259	$31	$(44)	$(13)	$—	$24	$270
Fixed Income	179	60	(42)	19	(3)	14	208
Alternatives and Solutions[6]	654	112	(78)	33	(4)	68	752
Long-Term AUM	$1,092	$203	$(164)	$39	$(7)	$106	1,230
Liquidity and Overlay Services	574	1,978	(1,988)	(9)	(12)	25	577
Total	$1,666	$2,181	$(2,152)	$30	$(19)	$131	$1,807
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
6.As of September 30, 2026 and September 30, 2025, Alternatives and Solutions includes Parametric Long-Term period-end AUM of $602 billion and $509 billion, respectively. Parametric Long-Term products generally have lower average fee rates than other Alternatives and Solutions products.
Average AUM1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2026	2025	2026	2025
Equity	$231	$269	$237	$263
Fixed income	231	203	225	192
Alternatives and Solutions	862	722	825	686
Long-term AUM subtotal	1,324	1,194	1,287	1,141
Liquidity and Overlay Services	692	564	674	563
Total	$2,016	$1,758	$1,961	$1,704
For a description of the asset classes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision Rollforwards” in the 2025 Form 10-K.
Average Fee Rates1,2

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2026	2025	2026	2025
Equity	67	72	68	72
Fixed income	33	34	34	34
Alternatives and Solutions	28	30	28	30
Long-term AUM	35	40	36	41
Liquidity and Overlay Services	12	12	12	12
Investment Management	27	31	28	31
1.As a result of the reclassification described above in the “Assets Under Management or Supervision” table, prior period amounts have been adjusted to conform with the current period presentation.
2.Based on Asset management revenues, net of waivers, excluding performance-based fees and other non-management fees. For certain non-U.S. funds, it includes the portion of advisory fees that the advisor collects on behalf of third-party distributors. The payment of those fees to the distributor is included in Non-compensation expenses in the income statement.

September 2026 Form 10-Q	17

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
Consistent with the Firm’s strategic objective of ongoing growth of eligible assets at MSBNA, on February 14, 2026, the Fixed Income business of Morgan Stanley Capital Services LLC (“MSCS”) was merged into MSBNA, and on March 14, 2026, Morgan Stanley Europe SE (“MSESE”), together with its subsidiary Morgan Stanley Bank AG (collectively, the “MSESE Group”) was acquired by MSBNA (collectively, the “Reorganization”). In the following table, U.S. Bank Subsidiaries’ Supplemental Financial Information is presented as if the Reorganization occurred at the beginning of 2025. Prior period amounts have been revised to conform with the current period presentation.
For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein. For a further discussion about loans and lending commitments, see Notes 9 and 13 to the financial statements.
U.S. Bank Subsidiaries’ Consolidated Supplemental Financial Information1

$ in billions	At September 30, 2026	At December 31, 2025
Trading assets at fair value ($28.3 and $37.8 pledged as collateral)	$94.8	$91.7
Investment securities
Available-for-sale at fair value	79.7	88.4
Held-to-maturity	40.4	44.2
Total Investment securities	$120.1	$132.6
Wealth Management loans[2]
Residential real estate	$77.3	$72.3
Securities-based lending and Other[3]	123.8	108.9
Total Wealth Management loans	$201.1	$181.2
Institutional Securities loans[2]
Corporate	$14.6	$8.9
Secured lending facilities	75.6	67.2
Commercial and Residential real estate	12.2	11.2
Securities-based lending and Other	8.7	9.9
Total Institutional Securities loans	$111.1	$97.2
Total assets	$654.0	$598.7
Deposits[4]	$466.9	$408.7
Trading liabilities at fair value	$33.5	$31.7
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
4.For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Balance Sheet—Unsecured Financing” herein.

18	September 2026 Form 10-Q

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

September 2026 Form 10-Q	19

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
Total Assets by Business Segment

	At September 30, 2026
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$123,108	$15,478	$83	$138,669
Trading assets at fair value	538,149	8,543	5,179	551,871
Investment securities[1]	108,624	42,263	—	150,887
Securities purchased under agreements to resell	151,557	19,231	—	170,788
Securities borrowed	165,455	1,350	—	166,805
Customer and other receivables	96,592	47,755	1,625	145,972
Loans[2]	112,590	201,126	3	313,719
Goodwill	436	10,581	6,091	17,108
Intangible assets	18	2,471	3,298	5,787
Other assets[3]	17,085	11,889	1,447	30,421
Total assets	$1,313,614	$360,687	$17,726	$1,692,027

20	September 2026 Form 10-Q

Management’s Discussion and Analysis

	At December 31, 2025
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$81,228	$30,426	$41	$111,695
Trading assets at fair value	410,573	12,428	5,275	428,276
Investment securities	34,111	129,445	—	163,556
Securities purchased under agreements to resell	106,728	13,515	—	120,243
Securities borrowed	150,902	1,006	—	151,908
Customer and other receivables	71,645	41,447	1,628	114,720
Loans[2]	96,850	181,241	3	278,094
Goodwill	437	10,199	6,090	16,726
Intangible assets	21	2,607	3,382	6,010
Other assets[3]	17,058	10,703	1,281	29,042
Total assets	$969,553	$433,017	$17,700	$1,420,270
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
At September 30, 2026 and December 31, 2025, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
Liquidity Resources by Type of Investment

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2026	June 30, 2026
Cash deposits with central banks	$96,493	$79,632
Unencumbered HQLA securities[1]:
U.S. government obligations	188,858	189,124
U.S. agency and agency mortgage-backed securities	107,969	93,887
Non-U.S. sovereign obligations[2]	38,640	33,760
Other investment grade securities	324	434
Total HQLA[1]	$432,284	$396,837
Cash deposits with banks (non-HQLA)	7,625	7,240
Total Liquidity Resources	$439,909	$404,077
1.HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.
2.Primarily composed of unencumbered French, U.K., Japanese, German, Italian, and Spanish government obligations.
Liquidity Resources by Non-Bank and Bank Legal Entities1

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2026	June 30, 2026
Non-Bank legal entities
U.S.:
Parent Company	$126,191	$98,290
Non-Parent Company	59,223	61,564
Total U.S.	185,414	159,854
Non-U.S.	67,809	66,971
Total Non-Bank legal entities	253,223	226,825
Bank legal entities
U.S.	158,734	152,762
Non-U.S.	27,952	24,490
Total Bank legal entities	186,686	177,252
Total Liquidity Resources	$439,909	$404,077
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

September 2026 Form 10-Q	21

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
As of September 30, 2026, we and our U.S. Bank Subsidiaries are compliant with the minimum LCR and NSFR requirements of 100%.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2026	June 30, 2026
Eligible HQLA
Cash deposits with central banks	$88,576	$70,863
Securities[1]	258,761	248,302
Total Eligible HQLA	$347,337	$319,165
Net cash outflows	$261,208	$246,717
LCR	133%	129%
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
Collateralized Financing Transactions

$ in millions	At September 30, 2026	At December 31, 2025
Securities purchased under agreements to resell and Securities borrowed	$337,593	$272,151
Securities sold under agreements to repurchase and Securities loaned	$113,108	$95,849
Securities received as collateral[1]	$31,953	$2,449
1.Included within Trading assets in the balance sheet.

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2026	December 31, 2025
Securities purchased under agreements to resell and Securities borrowed	$330,269	$255,202
Securities sold under agreements to repurchase and Securities loaned	$117,845	$90,397
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

22	September 2026 Form 10-Q

Management’s Discussion and Analysis
Deposits

$ in millions	At September 30, 2026	At December 31, 2025
Savings and demand deposits:
Brokerage sweep deposits[1]	$151,488	$145,237
Savings and other	194,357	170,646
Total Savings and demand deposits	345,845	315,883
Time deposits[2]	132,532	99,640
Total[3]	$478,377	$415,523
1.Amounts represent balances swept from client brokerage accounts.
2.Our Time deposits are predominantly brokered certificates of deposit.
3.Our deposits are primarily held in U.S. offices.
Deposits are primarily sourced from our Wealth Management clients. Deposits are relatively stable and represent a lower-cost source of funding compared to other sources. Each category of deposits presented above has a different cost profile and clients may respond differently to changes in interest rates and other macroeconomic conditions. Total deposits in the current year period increased primarily due to increases in Time and Savings deposits.
Borrowings by Maturity at September 30, 20261

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$10,499	$10,499
Original maturities greater than one year
2026	$1,804	$2,936	$4,740
2027	11,884	25,514	37,398
2028	15,916	30,079	45,995
2029	27,347	17,127	44,474
2030	23,221	19,009	42,230
Thereafter	134,920	68,333	203,253
Total greater than one year	$215,092	$162,998	$378,090
Total	$215,092	$173,497	$388,589
Maturities over next 12 months[2]			$29,395
1.Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, maturity represents the earliest put date.
2.Includes only borrowings with original maturities greater than one year.
Borrowings of $389 billion as of September 30, 2026 increased compared with $349 billion at December 31, 2025, primarily due to non-bank issuances net of maturities and redemptions.
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
Parent Company and U.S. Bank Subsidiaries Issuer Ratings at October 30, 2026

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

September 2026 Form 10-Q	23

Management’s Discussion and Analysis
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
Common Stock Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except for per share data	2026	2025	2026	2025
Number of shares	7	7	25	23
Average price per share	$212.74	$145.77	$190.28	$131.26
Total	$1,540	$1,085	$4,790	$3,085
For additional information on our common stock repurchases, see Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans, Stress Tests and the Stress Capital Buffer” herein.
Common Stock Dividend Announcement

Announcement date	October 14, 2026
Amount per share	$1.15
Date to be paid	November 13, 2026
Shareholders of record as of	October 30, 2026
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

24	September 2026 Form 10-Q

Management’s Discussion and Analysis
Capital Buffer Requirements

	At September 30, 2026 and December 31, 2025
	Standardized	Advanced
Capital buffers
Fixed 2.5% buffer	—%	2.5%
SCB[1]	4.3%	N/A
G-SIB capital surcharge[2]	3.0%	3.0%
CCyB[3]	—%	—%
Capital conservation buffer requirement	7.3%	5.5%
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

	Regulatory Minimum	At September 30, 2026 and December 31, 2025
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	11.8%	10.0%
Tier 1 capital ratio	6.0%	13.3%	11.5%
Total capital ratio	8.0%	15.3%	13.5%
1.Required ratios represent the regulatory minimum plus the capital conservation buffer requirement.
Our risk-based capital ratios are computed under each of (i) the Standardized Approach and (ii) the Advanced Approach. The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights and exposure methodologies, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At September 30, 2026 and December 31, 2025, the differences between the actual and required ratios were lower under the Standardized Approach.
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
Regulatory Capital Ratios
Risk-based capital

	Standardized		Advanced
$ in millions	At Sept 30, 2026	At Dec 31, 2025	At Sept 30, 2026	At Dec 31, 2025
Risk-based capital
CET1 capital	$88,831	$83,153	$88,831	$83,153
Tier 1 capital	98,648	92,728	98,648	92,728
Total capital	110,042	103,449	109,351	102,680
Total RWA	595,983	552,515	546,181	514,158
Risk-based capital ratios
CET1 capital	14.9%	15.0%	16.3%	16.2%
Tier 1 capital	16.6%	16.8%	18.1%	18.0%
Total capital	18.5%	18.7%	20.0%	20.0%
Required ratios[1]
CET1 capital	11.8%	11.8%	10.0%	10.0%
Tier 1 capital	13.3%	13.3%	11.5%	11.5%
Total capital	15.3%	15.3%	13.5%	13.5%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At September 30, 2026	At December 31, 2025
Leveraged-based capital
Adjusted average assets[1]	$1,657,745	$1,383,314
Supplementary leverage exposure[2]	2,044,199	1,717,775
Leveraged-based capital ratios
Tier 1 leverage	6.0%	6.7%
SLR	4.8%	5.4%
Required ratios[3]
Tier 1 leverage	4.0%	4.0%
SLR	3.5%	5.0%
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
3.Required ratios are inclusive of any buffers applicable as of the date presented.

September 2026 Form 10-Q	25

Management’s Discussion and Analysis
Regulatory Capital

$ in millions	At September 30, 2026	At December 31, 2025	Change
CET1 capital
Common shareholders' equity	$107,359	$101,882	$5,477
Regulatory adjustments and deductions:
Net goodwill	(16,739)	(16,373)	(366)
Net intangible assets	(4,480)	(4,663)	183
Other adjustments and deductions[1]	2,691	2,307	384
Total CET1 capital	$88,831	$83,153	$5,678
Additional Tier 1 capital
Preferred stock	$9,750	$9,750	$—
Noncontrolling interests	981	823	158
Additional Tier 1 capital	$10,731	$10,573	$158
Deduction for investments in covered funds	(914)	(998)	84
Total Tier 1 capital	$98,648	$92,728	$5,920
Standardized Tier 2 capital
Subordinated debt	$8,908	$8,380	$528
Eligible ACL	2,532	2,411	121
Other adjustments and deductions	(46)	(70)	24
Total Standardized Tier 2 capital	$11,394	$10,721	$673
Total Standardized capital	$110,042	$103,449	$6,593
Advanced Tier 2 capital
Subordinated debt	$8,908	$8,380	$528
Eligible credit reserves	1,841	1,642	199
Other adjustments and deductions	(46)	(70)	24
Total Advanced Tier 2 capital	$10,703	$9,952	$751
Total Advanced capital	$109,351	$102,680	$6,671
1.Other adjustments and deductions used in the calculation of CET1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, non-cash after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.
RWA Rollforward

	Nine Months Ended September 30, 2026
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2025	$493,206	$349,930
Change related to the following items:
Derivatives	9,374	2,904
Securities financing transactions	2,204	(832)
Investment securities	103	(2,344)
Commitments, guarantees and loans	18,487	20,308
Equity investments	(160)	1,188
Other credit risk	10,721	8,289
Total change in credit risk RWA	$40,729	$29,513
Balance at September 30, 2026	$533,935	$379,443
Market risk RWA
Balance at December 31, 2025	$59,309	$59,345
Change related to the following items:
Regulatory VaR	345	345
Regulatory stressed VaR	1,945	1,945
Incremental risk charge	1,363	1,363
Comprehensive risk measure	653	696
Specific risk	(1,567)	(1,770)
Total change in market risk RWA	$2,739	$2,579
Balance at September 30, 2026	$62,048	$61,924
Operational risk RWA
Balance at December 31, 2025	N/A	$104,883
Change in operational risk RWA	N/A	(69)
Balance at September 30, 2026	N/A	$104,814
Total RWA	$595,983	$546,181
Regulatory VaR—VaR for regulatory capital requirements

In the current year period, Credit risk RWA increased under both the Standardized and Advanced Approaches. Under the Standardized Approach, the increase was primarily due to higher Commitments, guarantees and loans, driven by corporate and residential real estate lending, Other credit risk on higher securitizations and cash exposure, Derivatives exposures, particularly in equities, and Securities financing transactions. Under the Advanced Approach, the increase was primarily due to higher Commitments, guarantees and loans and Other credit risk.
Market risk RWA increased in the current year period under both the Standardized and Advanced Approaches, primarily driven by higher Regulatory stressed VaR and Incremental risk charge, partially offset by Specific Risk due to Non-Securitization charges.
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

26	September 2026 Form 10-Q

Management’s Discussion and Analysis
through the conversion of eligible LTD to equity or otherwise by imposing losses on eligible LTD or other forms of TLAC where an SPOE resolution strategy is used.
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At September 30, 2026	At December 31, 2025
External TLAC[2]			$315,125	$284,259
External TLAC as a % of RWA	18.0%	21.5%	52.9%	51.4%
External TLAC as a % of leverage exposure[4]	7.5%	8.0%	15.4%	16.5%
Eligible LTD[3]			$210,200	$181,401
Eligible LTD as a % of RWA	9.0%	9.0%	35.3%	32.8%
Eligible LTD as a % of leverage exposure[4]	3.0%	3.0%	10.3%	10.6%
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
We are in compliance with all TLAC requirements as of September 30, 2026 and December 31, 2025.
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
On September 30, 2026, the Federal Reserve adopted final rules that revise the supervisory stress testing and SCB frameworks. The Firm expects to remain subject to its current SCB requirement of 4.3% through December 31, 2027, after which time a new SCB requirement may apply based on the results of the supervisory stress test conducted in 2027. Together with other features of the regulatory capital framework, this SCB resulted in an aggregate Standardized Approach CET1 required ratio of 11.8%. See “Regulatory Developments and Other Matters—Changes to Supervisory Stress Testing and SCB Standards” herein.
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

September 2026 Form 10-Q	27

Management’s Discussion and Analysis
Average Common Equity Attribution under the Required Capital Framework1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2026	2025	2026	2025
Institutional Securities	$48.2	$48.4	$48.2	$48.4
Wealth Management	28.7	29.4	28.7	29.4
Investment Management	10.2	10.6	10.2	10.6
Parent Company	19.8	10.3	17.7	8.7
Total	$106.9	$98.7	$104.8	$97.1
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
Changes to Supervisory Stress Testing and SCB Standards
On September 30, 2026, the Federal Reserve adopted a final rule to revise its supervisory stress testing framework. The final rule adopts supervisory models for use in the 2027 stress test, subject to soliciting comment on a replacement for the supervisory noninterest income model, and makes other procedural changes to supervisory stress testing.
Separately, on September 30, 2026, the Federal Reserve adopted a final rule to revise the SCB framework. Under the final rule, the effective date of a firm’s revised SCB will be January 1 of the year following the stress test beginning with

28	September 2026 Form 10-Q

Management’s Discussion and Analysis
SCBs effective on January 1, 2028. The final rule also requires, beginning with SCBs effective on January 1, 2029, a firm’s SCB to incorporate the average of its projected capital ratio declines from the two most recent annual supervisory stress tests for firms subject to the stress test each year.

September 2026 Form 10-Q	29

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
95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	September 30, 2026
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$30	$30	$34	$26
Equity price	48	42	58	30
Foreign exchange rate	13	8	16	6
Commodity price	13	16	27	10
Less: Diversification benefit[2]	(36)	(42)	N/A	N/A
Primary Risk Categories	$68	$54	$68	$43
Credit portfolio	17	19	21	17
Less: Diversification benefit[2]	(15)	(12)	N/A	N/A
Total Management VaR	$70	$61	$71	$51

	Three Months Ended
	June 30, 2026
$ in millions	Period End	Average	High[1]	Low[1]
Interest rate and credit spread	$29	$33	$40	$26
Equity price	37	31	37	25
Foreign exchange rate	10	11	20	6
Commodity price	22	24	34	17
Less: Diversification benefit[2]	(47)	(49)	N/A	N/A
Primary Risk Categories	$51	$50	$57	$45
Credit portfolio	20	19	21	17
Less: Diversification benefit[2]	(17)	(13)	N/A	N/A
Total Management VaR	$54	$56	$66	$51
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

Period-end Management VaR and Average Management VaR for the Primary Risk Categories increased from the three months ended June 30, 2026, primarily driven by increased exposure in the equity price category and higher levels of market volatility.
Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy. There were five trading loss days in the current quarter, none of which exceeded 95% Total Management VaR.

30	September 2026 Form 10-Q

Risk Disclosures
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)

Number of Days
11
14
24
16
1
$50 to $55
$55 to $60
$60 to $65
$65 to $70
$70 to $75

Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
3
2
5
11
20
10
9
5
0
1
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
Credit Spread Risk Sensitivity1

$ in millions	At September 30, 2026	At June 30, 2026
Derivatives	$5	$5
Borrowings and Deposits carried at fair value	59	61
1.Amounts represent the potential gain for each 1 bps widening of our credit spread.
Wealth Management Net Interest Income Sensitivity Analysis

$ in millions	At September 30, 2026	At June 30, 2026
Basis point change
+200	$485	$413
+100	250	202
-100	(245)	(224)
-200	(516)	(515)
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

September 2026 Form 10-Q	31

Risk Disclosures
products available to depositors. Further, the level of interest rates could also impact client demand for loans.

Net interest income sensitivity to interest rates at September 30, 2026 increased from June 30, 2026, primarily driven by the effects of changes in the balance sheet mix and higher interest rates.
Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At September 30, 2026	At June 30, 2026
Investments related to Investment Management activities	$509	$622
Other investments:
MUMSS	135	128
Other Firm investments	466	499
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
Loans and Lending Commitments

	At September 30, 2026
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$9,829	$13,452	$—	$23,281
Secured lending facilities	75,342	2,252	—	77,594
Commercial and Residential real estate	7,059	652	7,080	14,791
Securities-based lending and Other	4,825	33	7,194	12,052
Total Institutional Securities	97,055	16,389	14,274	127,718
Wealth Management:
Residential real estate	77,436	5	—	77,441
Securities-based lending and Other	123,961	114	—	124,075
Total Wealth Management	201,397	119	—	201,516
Total Investment Management[2]	3	—	365	368
Total loans	298,455	16,508	14,639	329,602
ACL	(1,244)			(1,244)
Total loans, net of ACL	$297,211	$16,508	$14,639	$328,358
Lending commitments[3]	$187,939	$58,031	$907	$246,877
Total exposure	$485,150	$74,539	$15,546	$575,235

	At December 31, 2025
$ in millions	HFI	HFS	FVO[1]	Total
Institutional Securities:
Corporate	$7,277	$7,202	$—	$14,479
Secured lending facilities	69,149	1,817	—	70,966
Commercial and Residential real estate	8,039	320	3,949	12,308
Securities-based lending and Other	3,780	30	6,904	10,714
Total Institutional Securities	88,245	9,369	10,853	108,467
Wealth Management:
Residential real estate	72,403	5	—	72,408
Securities-based lending and Other	109,201	—	—	109,201
Total Wealth Management	181,604	5	—	181,609
Total Investment Management[2]	3	—	91	94
Total loans	269,852	9,374	10,944	290,170
ACL	(1,132)			(1,132)
Total loans, net of ACL	$268,720	$9,374	$10,944	$289,038
Lending commitments[3]	$166,989	$41,445	$732	$209,166
Total exposure	$435,709	$50,819	$11,676	$498,204
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

32	September 2026 Form 10-Q

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
Total loans and lending commitments increased by approximately $77 billion since December 31, 2025, primarily due to growth in corporate lending and secured lending facilities within the Institutional Securities business segment and an increase in securities-based loans within the Wealth Management business segment.
See Notes 4, 5, 9 and 13 to the financial statements for further information.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
ACL—Loans
Beginning balance	$1,248	$1,132
Gross charge-offs	(106)	(178)
Recoveries	—	2
Net (charge-offs)/recoveries	(106)	(176)
Provision for credit losses	103	295
Other	(1)	(7)
Ending balance	$1,244	$1,244
ACL—Lending commitments
Beginning balance	$792	$798
Provision for credit losses	45	49
Other	(13)	(23)
Ending balance	$824	$824
Total ending balance	$2,068	$2,068
Provision for Credit Losses by Business Segment

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
$ in millions	IS	WM	Total	IS	WM	Total
Loans	$100	$3	$103	$258	$37	$295
Lending commitments	41	4	45	46	3	49
Total	$141	$7	$148	$304	$40	$344
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
The allowance for credit losses for loans and lending commitments increased since December 31, 2025, primarily related to growth in corporate loans and secured lending portfolios and provisions for certain specific commercial real estate and corporate loans. Charge-offs in the current year period were primarily driven by corporate loans, including certain loans that were transferred to held for sale and subsequently sold, and commercial real estate loans.
The base scenario used in our ACL models as of September 30, 2026 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. Our ACL models incorporate key macroeconomic variables, including U.S. real GDP growth rate with the base scenario for the current quarter incorporating expectations of continued economic growth and higher interest rates relative to our prior quarter forecast. Other key macroeconomic variables used in our ACL models include corporate credit spreads, interest rates and commercial real estate indices. The significance of these key macroeconomic variables on our ACL models varies depending on portfolio composition and economic conditions. See Note 2 to the financial statements in the 2025 Form 10-K.
Forecasted U.S. Real GDP Growth Rates in Base Scenario

	4Q 2026	4Q 2027
Year-over-year growth rate	2.0%	2.2%
Status of Loans Held for Investment

	At September 30, 2026		At December 31, 2025
	IS	WM	IS	WM
Accrual	99.6%	99.8%	99.2%	99.8%
Nonaccrual[1]	0.4%	0.2%	0.8%	0.2%
1.Nonaccrual loans are loans where principal or interest is not expected when contractually due or are past due 90 days or more unless the obligation is well-secured and is in the process of collection.
Net Charge-off Ratios for Loans Held for Investment

	Three Months Ended September 30,
	2026		2025
$ in millions	Net Charge-off Ratio[1]	Average Loans	Net Charge-off Ratio[1]	Average Loans
Corporate	0.66%	$9,338	0.12%	$8,055
Secured Lending Facilities	—%	75,177	—%	60,956
Commercial Real Estate	0.58%	7,456	0.45%	8,023
Residential Real Estate	—%	76,451	—%	69,973
SBL and Other	—%	126,249	0.02%	105,214
Total	0.04%	$294,671	0.02%	$252,221

September 2026 Form 10-Q	33

Risk Disclosures

	Nine Months Ended September 30,
	2026		2025
$ in millions	Net Charge-off Ratio[1]	Average Loans	Net Charge-off Ratio[1]	Average Loans
Corporate	1.19%	$8,976	0.13%	$7,763
Secured Lending Facilities	—%	72,025	—%	55,365
Commercial Real Estate	0.74%	7,835	0.93%	8,368
Residential Real Estate	—%	74,573	—%	68,457
SBL and Other	0.01%	120,927	0.02%	101,422
Total	0.06%	$284,336	0.04%	$241,375
SBL—Securities-based lending
1.Net charge-off ratio represents gross charge-offs net of recoveries divided by total average loans held for investment before ACL.
Institutional Securities Lending Activities
Institutional Securities Loans and Lending Commitments1

	At September 30, 2026
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$177	$1,053	$189	$—	$1,419
A	955	2,308	143	—	3,406
BBB	7,244	21,011	848	312	29,415
BB	14,087	41,225	4,029	630	59,971
Other NIG	4,809	16,347	2,201	170	23,527
Unrated[2]	96	2,128	1,102	5,800	9,126
Total loans, net of ACL	27,368	84,072	8,512	6,912	126,864
Lending commitments
AAA	—	75	—	—	75
AA	3,576	6,097	86	—	9,759
A	8,741	30,533	1,147	—	40,421
BBB	9,593	83,797	8,576	187	102,153
BB	6,483	34,182	2,327	1,562	44,554
Other NIG	1,514	22,047	4,193	265	28,019
Unrated[2]	—	154	43	—	197
Total lending commitments	29,907	176,885	16,372	2,014	225,178
Total exposure	$57,275	$260,957	$24,884	$8,926	$352,042

	At December 31, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Loans
AA	$2	$163	$—	$—	$165
A	989	1,159	158	—	2,306
BBB	3,872	17,798	967	429	23,066
BB	9,948	40,450	2,668	413	53,479
Other NIG	5,288	12,931	3,965	153	22,337
Unrated[2]	212	1,587	955	3,596	6,350
Total loans, net of ACL	20,311	74,088	8,713	4,591	107,703
Lending commitments
AAA	—	75	—	—	75
AA	3,795	5,024	275	—	9,094
A	11,952	29,626	983	—	42,561
BBB	9,721	61,325	2,138	148	73,332
BB	2,676	30,373	3,492	1,551	38,092
Other NIG	868	21,087	3,651	3	25,609
Unrated[2]	20	88	8	1	117
Total lending commitments	29,032	147,598	10,547	1,703	188,880
Total exposure	$49,343	$221,686	$19,260	$6,294	$296,583
NIG–Non-investment grade
1.Counterparty credit ratings are internally determined by the CRM.
2.Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At September 30, 2026	At December 31, 2025
Industry
Financials	$89,390	$83,193
Real estate	61,110	50,923
Information Technology[1]	42,324	17,252
Industrials	24,845	20,952
Consumer discretionary	22,167	15,504
Communications Services	20,539	21,292
Healthcare	18,491	21,725
Consumer Staples	17,528	16,851
Utilities	14,561	13,828
Insurance	13,276	7,443
Energy	10,109	12,946
Materials	9,731	9,689
Other	7,971	4,985
Total exposure	$352,042	$296,583
1.Information Technology exposure increased, driven in part by a certain lending commitment held for sale at September 30, 2026.
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial and Residential real estate, and Securities-based lending and Other. As of September 30, 2026 and December 31, 2025, over 90% of our Institutional Securities total exposure, which consisted of loans and lending commitments, was investment grade and/or secured by collateral. For a description of Institutional Securities’ lending activities, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2025 Form 10-K.

34	September 2026 Form 10-Q

Risk Disclosures
Institutional Securities Loans and Lending Commitments Held for Investment

	At September 30, 2026
$ in millions	Loans	Lending Commitments	Total
Corporate	$9,829	$135,855	$145,684
Secured lending facilities	75,342	29,744	105,086
Commercial real estate	7,059	652	7,711
Securities-based lending and Other	4,825	966	5,791
Total, before ACL	$97,055	$167,217	$264,272
ACL	$(854)	$(805)	$(1,659)

	At December 31, 2025
$ in millions	Loans	Lending Commitments	Total
Corporate	$7,277	$119,390	$126,667
Secured lending facilities	69,149	26,947	96,096
Commercial real estate	8,039	353	8,392
Securities-based lending and Other	3,780	938	4,718
Total, before ACL	$88,245	$147,628	$235,873
ACL	$(764)	$(780)	$(1,544)
Institutional Securities Commercial Real Estate Loans and Lending Commitments
By Region

	At September 30, 2026			At December 31, 2025
$ in millions	Loans[1]	LC1	Total Exposure	Loans[1]	LC1	Total Exposure
Americas	$5,282	$1,284	$6,566	$4,116	$202	$4,318
EMEA	3,335	67	3,402	4,320	184	4,504
Asia	410	15	425	466	15	481
Total	$9,027	$1,366	$10,393	$8,902	$401	$9,303
By Property Type

	At September 30, 2026			At December 31, 2025
$ in millions	Loans[1]	LC1	Total Exposure	Loans[1]	LC1	Total Exposure
Industrial	$2,862	$1,058	$3,920	$3,603	$118	$3,721
Office	2,301	103	2,404	2,143	132	2,275
Multifamily	2,196	154	2,350	1,729	96	1,825
Hotel	1,073	37	1,110	867	51	918
Retail	595	14	609	560	4	564
Total	$9,027	$1,366	$10,393	$8,902	$401	$9,303
LC–Lending Commitments
1. Amounts include HFI, HFS and FVO loans and lending commitments. HFI loans are presented net of ACL.
As of September 30, 2026 and December 31, 2025, our lending against commercial real estate (“CRE”) properties within the Institutional Securities business segment totaled $10.4 billion and $9.3 billion, respectively. This represents 3.0% and 3.1%, respectively, of total exposure reflected in the Institutional Securities Loans and Lending Commitments table above. Those CRE loans are originated for experienced sponsors and are generally secured by specific institutional CRE properties. In many cases, loans are subsequently syndicated or securitized on a full or partial basis, reducing our ongoing exposure.
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
While we continue to actively monitor all our loan portfolios, the commercial real estate sector remains under heightened focus given its sensitivity to economic factors.
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

	Nine Months Ended September 30, 2026
$ in millions	Corporate	Secured Lending Facilities	CRE	SBL and Other	Total
ACL—Loans
Beginning balance	$260	$201	$283	$20	$764
Gross charge-offs	(107)	—	(60)	—	(167)
Recoveries	—	—	2	—	2
Net (charge-offs)/ recoveries	(107)	—	(58)	—	(165)
Provision (release)	114	66	72	6	258
Other	(2)	(2)	(3)	4	(3)
Ending balance	$265	$265	$294	$30	$854
ACL—Lending commitments
Beginning balance	$625	$137	$12	$6	$780
Provision (release)	63	(22)	8	(3)	46
Other	(22)	(1)	(1)	3	(21)
Ending balance	$666	$114	$19	$6	$805
Total ending balance	$931	$379	$313	$36	$1,659
Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At September 30, 2026	At December 31, 2025
Corporate	2.7%	3.6%
Secured lending facilities	0.4%	0.3%
Commercial real estate	4.2%	3.5%
Securities-based lending and Other	0.6%	0.5%
Total Institutional Securities loans	0.9%	0.9%

September 2026 Form 10-Q	35

Risk Disclosures
Wealth Management Lending Activities
Wealth Management Loans and Lending Commitments

	At September 30, 2026
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$114,638	$8,458	$659	$74	$123,829
Residential real estate	2	117	971	76,207	77,297
Total loans, net of ACL	$114,640	$8,575	$1,630	$76,281	$201,126
Lending commitments	17,610	3,569	28	484	21,691
Total exposure	$132,250	$12,144	$1,658	$76,765	$222,817

	At December 31, 2025
	Contractual Years to Maturity
$ in millions	<1	1-5	5-15	>15	Total
Securities-based lending and Other	$96,959	$11,210	$654	$137	$108,960
Residential real estate	1	116	989	71,175	72,281
Total loans, net of ACL	$96,960	$11,326	$1,643	$71,312	$181,241
Lending commitments	16,907	2,889	66	424	20,286
Total exposure	$113,867	$14,215	$1,709	$71,736	$201,527
The principal Wealth Management business segment lending activities include Securities-based lending and Residential real estate loans.
For more information about our Securities-based lending and Residential real estate loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2025 Form 10-K.
Wealth Management Commercial Real Estate Loans and Lending Commitments by Property Type

	At September 30, 2026			At December 31, 2025
$ in millions	Loans[1]	LC1	Total exposure	Loans[1]	LC1	Total exposure
Retail	$2,204	$—	$2,204	$2,306	$—	$2,306
Office	2,156	1	2,157	2,136	1	2,137
Multifamily	1,536	67	1,603	1,701	197	1,898
Industrial	371	—	371	437	—	437
Hotel	352	—	352	385	—	385
Other	288	—	288	311	—	311
Total	$6,907	$68	$6,975	$7,276	$198	$7,474
LC–Lending Commitments
1.Amounts include HFI loans and lending commitments. HFI loans are presented net of ACL.
As of September 30, 2026 and December 31, 2025, our direct lending against CRE properties totaled $7.0 billion and $7.5 billion, respectively, within the Wealth Management business segment. This represents 3.1% and 3.7%, respectively, of total exposure reflected in the Wealth Management Loans and Lending Commitments table above, primarily included within Securities-based lending and Other loans. Such loans are originated through our private banking platform, are both secured and generally benefiting from full or partial guarantees from high or ultra-high net worth clients, which partially reduce associated credit risk. At both September 30, 2026 and December 31, 2025, greater than 95% of the CRE loans balance in the Wealth Management business segment received guarantees. All of our lending against CRE properties within Wealth Management are in the Americas region.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

	Nine Months Ended September 30, 2026
$ in millions	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$127	$241	$368
Gross charge-offs	(1)	(10)	(11)
Provision (release)	18	19	37
Other	—	(4)	(4)
Ending balance	$144	$246	$390
ACL—Lending commitments
Beginning balance	$5	$13	$18
Provision (release)	—	3	3
Other	—	(2)	(2)
Ending balance	$5	$14	$19
Total ending balance	$149	$260	$409
As of September 30, 2026 and December 31, 2025, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans and Other Lending

$ in millions	At September 30, 2026	At December 31, 2025
Institutional Securities	$59,522	$52,657
Wealth Management	37,105	31,214
Total	$96,627	$83,871
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

36	September 2026 Form 10-Q

Risk Disclosures
risk characteristics. For a further discussion, see “Risk Factors—Credit Risk” in the 2025 Form 10-K.
Employee Loans
For information on employee loans and related ACL, see Note 9 to the financial statements.
Derivatives
Fair Value of OTC Derivative Assets

	At September 30, 2026
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$1,593	$25,116	$41,447	$24,586	$15,621	$108,363
1-3 years	1,033	6,814	18,016	13,388	7,930	47,181
3-5 years	472	8,923	11,678	7,850	5,823	34,746
Over 5 years	3,440	32,649	55,276	35,438	9,020	135,823
Total, gross	$6,538	$73,502	$126,417	$81,262	$38,394	$326,113
Counterparty netting	(3,738)	(58,195)	(93,941)	(58,065)	(22,715)	(236,654)
Cash and securities collateral	(2,163)	(12,589)	(28,781)	(15,408)	(7,601)	(66,542)
Total, net	$637	$2,718	$3,695	$7,789	$8,078	$22,917

	At December 31, 2025
	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
Less than 1 year	$969	$12,406	$41,750	$19,551	$10,930	$85,606
1-3 years	485	5,978	16,718	9,879	7,556	40,616
3-5 years	676	6,324	9,408	7,288	3,223	26,919
Over 5 years	3,124	23,497	52,600	28,599	7,471	115,291
Total, gross	$5,254	$48,205	$120,476	$65,317	$29,180	$268,432
Counterparty netting	(3,041)	(39,093)	(90,919)	(46,335)	(16,243)	(195,631)
Cash and securities collateral	(2,114)	(7,346)	(25,473)	(13,043)	(5,669)	(53,645)
Total, net	$99	$1,766	$4,084	$5,939	$7,268	$19,156

$ in millions	At September 30, 2026	At December 31, 2025
Industry
Financials	$8,068	$7,233
Utilities	3,904	3,626
Energy	3,166	756
Consumer discretionary	1,202	1,174
Communications Services	1,020	719
Industrials	834	1,251
Regional governments	820	637
Sovereign governments	806	325
Healthcare	652	618
Consumer staples	408	541
Materials	407	804
Information technology	351	230
Real estate	321	301
Insurance	140	159
Not-for-profit organizations	89	98
Other	729	684
Total	$22,917	$19,156
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
Top 10 Non-U.S. Country Exposures

	At September 30, 2026
$ in millions	United Kingdom	France	Japan	Italy	Australia
Sovereign
Net inventory[1]	$6,424	$(828)	$2,617	$3,004	$71
Net counterparty exposure[2]	241	3	2	15	76
Exposure before hedges	6,665	(825)	2,619	3,019	147
Hedges[3]	(124)	(131)	(141)	(59)	—
Net exposure	$6,541	$(956)	$2,478	$2,960	$147
Non-sovereign
Net inventory[1]	$3,767	$2,593	$186	$71	$446
Net counterparty exposure[2]	8,409	3,991	3,797	1,037	876
Loans	11,020	870	1,354	118	2,711
Lending commitments	10,294	3,757	184	2,255	1,857
Exposure before hedges	33,490	11,211	5,521	3,481	5,890
Hedges[3]	(1,791)	(1,572)	(402)	(283)	(488)
Net exposure	$31,699	$9,639	$5,119	$3,198	$5,402
Total net exposure	$38,240	$8,683	$7,597	$6,158	$5,549

$ in millions	Switzerland	Netherlands	Canada	Spain	Korea
Sovereign
Net inventory[1]	$—	$1,017	$509	$404	$1,737
Net counterparty exposure[2]	3	—	88	—	440
Exposure before hedges	3	1,017	597	404	2,177
Hedges[3]	—	(12)	—	(8)	(46)
Net exposure	$3	$1,005	$597	$396	$2,131
Non-sovereign
Net inventory[1]	$1,137	$1,205	$337	$930	$230
Net counterparty exposure[2]	1,490	997	1,793	902	1,850
Loans	328	841	184	1,608	—
Lending commitments	3,308	1,062	1,866	1,007	149
Exposure before hedges	6,263	4,105	4,180	4,447	2,229
Hedges[3]	(860)	(76)	(146)	(376)	(35)
Net exposure	$5,403	$4,029	$4,034	$4,071	$2,194
Total net exposure	$5,406	$5,034	$4,631	$4,467	$4,325

September 2026 Form 10-Q	37

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

38	September 2026 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Stanley:
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of September 30, 2026, and the related condensed consolidated income statements, comprehensive income statements and statements of changes in total equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and the condensed consolidated cash flow statements for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
November 5, 2026

September 2026 Form 10-Q	39

Consolidated Income Statement (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2026	2025	2026	2025
Revenues
Investment banking	$2,361	$2,266	$7,301	$5,621
Trading	5,601	5,020	19,054	14,876
Investments	(39)	374	333	1,131
Commissions and fees	1,667	1,473	5,190	4,379
Asset management	7,254	6,441	20,896	18,357
Other	244	159	759	1,200
Total non-interest revenues	17,088	15,733	53,533	45,564
Interest income	16,188	15,456	47,363	44,109
Interest expense	12,938	12,965	38,630	36,918
Net interest	3,250	2,491	8,733	7,191
Net revenues	20,338	18,224	62,266	52,755
Provision for credit losses	148	—	344	331
Non-interest expenses
Compensation and benefits	7,997	7,442	24,726	22,153
Brokerage, clearing and exchange fees	1,467	1,141	4,187	3,551
Information processing and communications	1,302	1,119	3,653	3,258
Professional services	700	685	1,982	2,070
Occupancy and equipment	502	473	1,467	1,381
Marketing and business development	347	280	1,058	815
Other	1,397	1,056	4,012	3,002
Total non-interest expenses	13,712	12,196	41,085	36,230
Income before provision for income taxes	6,478	6,028	20,837	16,194
Provision for income taxes	1,509	1,373	4,577	3,593
Net income	$4,969	$4,655	$16,260	$12,601
Net income applicable to noncontrolling interests	60	45	203	137
Net income applicable to Morgan Stanley	$4,909	$4,610	$16,057	$12,464
Preferred stock dividends	158	160	459	465
Earnings applicable to Morgan Stanley common shareholders	$4,751	$4,450	$15,598	$11,999
Earnings per common share
Basic	$3.07	$2.83	$10.03	$7.61
Diluted	$3.03	$2.80	$9.93	$7.53
Average common shares outstanding
Basic	1,548	1,571	1,554	1,577
Diluted	1,566	1,590	1,571	1,594
Consolidated Comprehensive Income Statement
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Net income	$4,969	$4,655	$16,260	$12,601
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	38	(21)	1	371
Change in net unrealized gains (losses) on available-for-sale securities	(779)	349	(911)	749
Pension and other	3	4	12	8
Change in net debt valuation adjustment	90	(848)	689	(684)
Net change in cash flow hedges	(539)	42	(1,045)	75
Total other comprehensive income (loss)	$(1,187)	$(474)	$(1,254)	$519
Comprehensive income	$3,782	$4,181	$15,006	$13,120
Net income applicable to noncontrolling interests	60	45	203	137
Other comprehensive income (loss) applicable to noncontrolling interests	39	(41)	16	51
Comprehensive income applicable to Morgan Stanley	$3,683	$4,177	$14,787	$12,932

September 2026 Form 10-Q	40	See Notes to Consolidated Financial Statements

Consolidated Balance Sheet

$ in millions, except share data	(Unaudited) At September 30, 2026	At December 31, 2025
Assets
Cash and cash equivalents	$138,669	$111,695
Trading assets at fair value ($262,279 and $213,269 pledged as collateral)	551,871	428,276
Investment securities:
Available-for-sale at fair value (amortized cost of $106,966 and $112,522)	103,714	110,466
Held-to-maturity (fair value of $37,628 and $45,615)	47,173	53,090
Securities purchased under agreements to resell (includes $107 and $— at fair value)	170,788	120,243
Securities borrowed	166,805	151,908
Customer and other receivables	145,972	114,720
Loans:
Held for investment (net of allowance for credit losses of $1,244 and $1,132)	297,211	268,720
Held for sale	16,508	9,374
Goodwill	17,108	16,726
Intangible assets (net of accumulated amortization of $2,125 and $1,882)	5,787	6,010
Other assets	30,421	29,042
Total assets	$1,692,027	$1,420,270
Liabilities
Deposits (includes $8,833 and $8,755 at fair value)	$478,377	$415,523
Trading liabilities at fair value	262,972	169,569
Securities sold under agreements to repurchase (includes $854 and $696 at fair value)	91,869	78,539
Securities loaned	21,239	17,310
Other secured financings (includes $21,336 and $16,871 at fair value)	27,914	21,603
Customer and other payables	269,688	226,519
Other liabilities and accrued expenses	33,059	29,620
Borrowings (includes $153,134 and $132,479 at fair value)	388,589	348,935
Total liabilities	1,573,707	1,307,618
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	9,750	9,750
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,565,198,849 and 1,582,834,137	20	20
Additional paid-in capital	32,190	31,153
Retained earnings	125,722	115,091
Employee stock trusts	6,001	5,154
Accumulated other comprehensive income (loss)	(7,555)	(6,285)
Common stock held in treasury at cost, $0.01 par value (473,695,130 and 456,059,842 shares)	(43,018)	(38,097)
Common stock issued to employee stock trusts	(6,001)	(5,154)
Total Morgan Stanley shareholders’ equity	117,109	111,632
Noncontrolling interests	1,211	1,020
Total equity	118,320	112,652
Total liabilities and equity	$1,692,027	$1,420,270

See Notes to Consolidated Financial Statements	41	September 2026 Form 10-Q

Consolidated Statement of Changes in Total Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Preferred stock
Beginning and ending balance	9,750	9,750	9,750	9,750
Common stock
Beginning and ending balance	20	20	20	20
Additional paid-in capital
Beginning balance	31,597	30,263	31,153	30,179
Share-based award activity	593	467	1,037	551
Ending balance	32,190	30,730	32,190	30,730
Retained earnings
Beginning balance	122,774	109,567	115,091	104,989
Net income applicable to Morgan Stanley	4,909	4,610	16,057	12,464
Preferred stock dividends[1]	(158)	(160)	(459)	(465)
Common stock dividends[1]	(1,804)	(1,592)	(4,968)	(4,562)
Other net increases (decreases)	1	1	1	—
Ending balance	125,722	112,426	125,722	112,426
Employee stock trusts
Beginning balance	5,912	5,085	5,154	5,103
Share-based award activity	89	(27)	847	(45)
Ending balance	6,001	5,058	6,001	5,058
Accumulated other comprehensive income (loss)
Beginning balance	(6,329)	(5,913)	(6,285)	(6,814)
Net change in Accumulated other comprehensive income (loss)	(1,226)	(433)	(1,270)	468
Ending balance	(7,555)	(6,346)	(7,555)	(6,346)
Common stock held in treasury at cost
Beginning balance	(41,483)	(35,503)	(38,097)	(33,613)
Share-based award activity	43	41	1,190	1,294
Repurchases of common stock and employee tax withholdings	(1,578)	(1,156)	(6,111)	(4,299)
Ending balance	(43,018)	(36,618)	(43,018)	(36,618)
Common stock issued to employee stock trusts
Beginning balance	(5,912)	(5,085)	(5,154)	(5,103)
Share-based award activity	(89)	27	(847)	45
Ending balance	(6,001)	(5,058)	(6,001)	(5,058)
Noncontrolling interests
Beginning balance	1,111	1,086	1,020	917
Net income applicable to noncontrolling interests	60	45	203	137
Net change in Accumulated other comprehensive income (loss) applicable to noncontrolling interests	39	(41)	16	51
Other net increases (decreases)	1	(1)	(28)	(16)
Ending balance	1,211	1,089	1,211	1,089
Total equity	$118,320	$111,051	$118,320	$111,051
1.See Note 16 for information regarding dividends per share for each class of stock.

September 2026 Form 10-Q	42	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statement (Unaudited)

	Nine Months Ended September 30,
$ in millions	2026	2025
Cash flows from operating activities
Net income	$16,260	$12,601
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	1,675	1,457
Depreciation and amortization	3,033	3,520
Provision for credit losses	344	331
Other operating adjustments	313	268
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(40,690)	(69,812)
Securities borrowed	(14,897)	(5,254)
Securities loaned	3,929	718
Customer and other receivables and other assets	(38,618)	(27,142)
Customer and other payables and other liabilities	49,997	49,566
Securities purchased under agreements to resell	(50,545)	6,831
Securities sold under agreements to repurchase	13,330	11,437
Net cash provided by (used for) operating activities	(55,869)	(15,479)
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software	(2,518)	(2,189)
Changes in loans, net	(29,227)	(28,560)
AFS securities:
Purchases	(23,869)	(28,767)
Proceeds from sales	7,528	4,650
Proceeds from paydowns and maturities	20,770	16,123
HTM securities:
Purchases	(1,588)	—
Proceeds from paydowns and maturities	8,046	6,107
Other investing activities	(1,261)	(746)
Net cash provided by (used for) investing activities	(22,119)	(33,382)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	2,195	849
Deposits	63,772	29,111
Proceeds from issuance of Borrowings	138,953	94,184
Payments for:
Borrowings	(87,217)	(71,194)
Repurchases of common stock and employee tax withholdings	(6,111)	(4,305)
Cash dividends	(5,296)	(4,905)
Other financing activities	(212)	48
Net cash provided by (used for) financing activities	106,084	43,788
Effect of exchange rate changes on cash and cash equivalents	(1,122)	3,421
Net increase (decrease) in cash and cash equivalents	26,974	(1,652)
Cash and cash equivalents, at beginning of period	111,695	105,386
Cash and cash equivalents, at end of period	$138,669	$103,734
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$40,070	$34,682
Income taxes, net of refunds	3,272	2,684

See Notes to Consolidated Financial Statements	43	September 2026 Form 10-Q

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

September 2026 Form 10-Q	44

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
During the nine months ended September 30, 2026, there were no significant updates to the Firm’s significant accounting policies, other than as described below.
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
3. Cash and Cash Equivalents

$ in millions	At September 30, 2026	At December 31, 2025
Cash and due from banks	$6,058	$4,462
Interest bearing deposits with banks	132,611	107,233
Total Cash and cash equivalents	$138,669	$111,695
Restricted cash	$33,169	$30,385
For additional information on cash and cash equivalents, including restricted cash, see Note 2 to the financial statements in the 2025 Form 10-K.

45	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2026
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$74,018	$66,667	$17	$—	$140,702
Other sovereign government obligations	69,591	622	17	—	70,230
State and municipal securities	—	3,266	—	—	3,266
MABS	—	2,508	497	—	3,005
Loans and lending commitments[2]	—	13,105	1,534	—	14,639
Corporate and other debt	8,989	41,694	1,153	—	51,836
Corporate equities[3,5]	211,688	737	164	—	212,589
Derivative and other contracts:
Interest rate	20,033	144,802	1,024	—	165,859
Credit	—	15,924	256	—	16,180
Foreign exchange	29	87,939	97	—	88,065
Equity	10,710	113,146	1,668	—	125,524
Commodity and other	172	18,322	2,057	—	20,551
Netting[1]	(20,972)	(300,018)	(1,358)	(47,820)	(370,168)
Total derivative and other contracts	9,972	80,115	3,744	(47,820)	46,011
Investments[4,5]	860	551	980	—	2,391
Physical commodities	—	601	—	—	601
Total trading assets[4]	375,118	209,866	8,106	(47,820)	545,270
Investment securities—AFS	73,987	29,615	112	—	103,714
Securities purchased under agreements to resell	—	107	—	—	107
Total assets at fair value	$449,105	$239,588	$8,218	$(47,820)	$649,091

	At September 30, 2026
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$8,832	$1	$—	$8,833
Trading liabilities:
U.S. Treasury and agency securities	22,956	7	—	—	22,963
Other sovereign government obligations	37,568	235	1	—	37,804
Corporate and other debt	2,624	19,518	12	—	22,154
Corporate equities[3]	129,781	384	11	—	130,176
Derivative and other contracts:
Interest rate	17,433	136,173	1,116	—	154,722
Credit	2	16,298	138	—	16,438
Foreign exchange	123	79,258	144	—	79,525
Equity	9,200	146,726	3,063	—	158,989
Commodity and other	171	19,223	917	—	20,311
Netting[1]	(20,972)	(300,018)	(1,358)	(57,762)	(380,110)
Total derivative and other contracts	5,957	97,660	4,020	(57,762)	49,875
Total trading liabilities	198,886	117,804	4,044	(57,762)	262,972
Securities sold under agreements to repurchase	—	409	445	—	854
Other secured financings	—	21,259	77	—	21,336
Borrowings	—	151,958	1,176	—	153,134
Total liabilities at fair value	$198,886	$300,262	$5,743	$(57,762)	$447,129

	At December 31, 2025
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$70,801	$48,504	$—	$—	$119,305
Other sovereign government obligations	44,790	359	59	—	45,208
State and municipal securities	—	3,740	—	—	3,740
MABS	—	2,326	317	—	2,643
Loans and lending commitments[2]	—	9,520	1,424	—	10,944
Corporate and other debt	3,720	32,117	1,414	—	37,251
Corporate equities[3,5]	161,160	823	276	—	162,259
Derivative and other contracts:
Interest rate	2,231	125,002	452	—	127,685
Credit	—	10,081	263	—	10,344
Foreign exchange	11	85,969	165	—	86,145
Equity	7,335	85,077	717	—	93,129
Commodity and other	222	13,746	2,494	—	16,462
Netting[1]	(7,509)	(247,840)	(1,049)	(40,577)	(296,975)
Total derivative and other contracts	2,290	72,035	3,042	(40,577)	36,790
Investments[4,5]	795	416	1,507	—	2,718
Physical commodities	—	685	—	—	685
Total trading assets[4]	283,556	170,525	8,039	(40,577)	421,543
Investment securities—AFS	80,907	29,559	—	—	110,466
Securities purchased under agreements to resell	—	—	—	—	—
Total assets at fair value	$364,463	$200,084	$8,039	$(40,577)	$532,009

	At December 31, 2025
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$8,754	$1	$—	$8,755
Trading liabilities:
U.S. Treasury and agency securities	19,297	2	—	—	19,299
Other sovereign government obligations	23,534	28	2	—	23,564
Corporate and other debt	1,447	14,138	50	—	15,635
Corporate equities[3]	68,989	27	30	—	69,046
Derivative and other contracts:
Interest rate	2,189	113,060	606	—	115,855
Credit	—	10,520	176	—	10,696
Foreign exchange	70	82,887	129	—	83,086
Equity	6,253	114,930	2,150	—	123,333
Commodity and other	264	13,338	1,574	—	15,176
Netting[1]	(7,509)	(247,840)	(1,049)	(49,723)	(306,121)
Total derivative and other contracts	1,267	86,895	3,586	(49,723)	42,025
Total trading liabilities	114,534	101,090	3,668	(49,723)	169,569
Securities sold under agreements to repurchase	—	251	445	—	696
Other secured financings	—	16,565	306	—	16,871
Borrowings	—	131,871	608	—	132,479
Total liabilities at fair value	$114,534	$258,531	$5,028	$(49,723)	$328,370
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
2.For a further breakdown by type, see the following Detail of Loans and Lending Commitments at Fair Value table.
3.For trading purposes, the Firm holds or sells short equity securities issued by entities in diverse industries and of varying sizes.

September 2026 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)
4.Amounts exclude certain investments that are measured based on NAV per share, which are not classified in the fair value hierarchy. For additional disclosure about such investments, see “Net Asset Value Measurements” herein.
5.At September 30, 2026 and December 31, 2025, the Firm’s Trading assets included an insignificant amount of equity securities subject to contractual sale restrictions that generally prohibit the Firm from selling the security for a period of time as of the measurement date.
Detail of Loans and Lending Commitments at Fair Value

$ in millions	At September 30, 2026	At December 31, 2025
Commercial real estate	$1,322	$675
Residential real estate	5,758	3,274
Securities-based lending and Other loans	7,559	6,995
Total	$14,639	$10,944
Unsettled Fair Value of Futures Contracts1

$ in millions	At September 30, 2026	At December 31, 2025
Customer and other receivables (payables), net	$1,558	$1,538
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
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
U.S. Treasury and agency securities
Beginning balance	$—	$—	$—	$—
Purchases	17	—	17	—
Ending balance	$17	$—	$17	$—
Unrealized gains (losses)	$—	$—	$—	$—
Other sovereign government obligations
Beginning balance	$55	$26	$59	$17
Realized and unrealized gains (losses)	(1)	—	(1)	—
Purchases	13	5	24	5
Sales	(9)	(18)	(11)	(5)
Net transfers	(41)	51	(54)	47
Ending balance	$17	$64	$17	$64
Unrealized gains (losses)	$(1)	$—	$(1)	$—
State and municipal securities
Beginning balance	$—	$10	$—	$—
Net transfers	—	(10)	—	—
Ending balance	$—	$—	$—	$—
Unrealized gains (losses)	$—	$—	$—	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
MABS
Beginning balance	$433	$515	$317	$281
Realized and unrealized gains (losses)	—	12	21	11
Purchases	8	26	84	101
Sales	(45)	(46)	(113)	(68)
Net transfers	101	(1)	188	181
Ending balance	$497	$506	$497	$506
Unrealized gains (losses)	$(1)	$11	$12	$(2)
Loans and lending commitments
Beginning balance	$1,282	$1,283	$1,424	$1,059
Realized and unrealized gains (losses)	(9)	20	(15)	20
Purchases and originations	444	273	1,014	557
Sales	(356)	(277)	(1,185)	(484)
Settlements	—	—	—	(2)
Net transfers	173	(33)	296	116
Ending balance	$1,534	$1,266	$1,534	$1,266
Unrealized gains (losses)	$(6)	$13	$(10)	$18
Corporate and other debt
Beginning balance	$1,532	$1,759	$1,414	$1,258
Realized and unrealized gains (losses)	(94)	73	(161)	(84)
Purchases and originations	497	225	846	643
Sales	(713)	(285)	(836)	(308)
Net transfers	(69)	(273)	(110)	(10)
Ending balance	$1,153	$1,499	$1,153	$1,499
Unrealized gains (losses)	$(89)	$84	$(140)	$129
Corporate equities
Beginning balance	$175	$205	$276	$154
Realized and unrealized gains (losses)	(54)	17	(45)	(16)
Purchases	105	63	124	153
Sales	(48)	(62)	(281)	(111)
Net transfers	(14)	44	90	87
Ending balance	$164	$267	$164	$267
Unrealized gains (losses)	$(1)	$39	$(14)	$—
Investments
Beginning balance	$1,560	$780	$1,507	$754
Realized and unrealized gains (losses)	62	69	104	345
Purchases	33	56	119	76
Sales	(60)	(44)	(85)	(235)
Net transfers[1]	(615)	600	(665)	521
Ending balance	$980	$1,461	$980	$1,461
Unrealized gains (losses)	$62	$94	$104	$342
Investment securities—AFS
Beginning balance	$70	$11	$—	$—
Settlements	(8)	—	(15)	—
Net transfers	50	(11)	127	—
Ending balance	$112	$—	$112	$—
Unrealized gains (losses)	$—	$—	$—	$—

47	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Net derivatives: Interest rate
Beginning balance	$(423)	$(457)	$(154)	$(53)
Realized and unrealized gains (losses)	409	35	106	(370)
Purchases	111	64	323	85
Issuances	(33)	(29)	(76)	(121)
Settlements	(180)	(21)	(382)	44
Net transfers	24	35	91	42
Ending balance	$(92)	$(373)	$(92)	$(373)
Unrealized gains (losses)	$421	$50	$96	$(326)
Net derivatives: Credit
Beginning balance	$111	$97	$87	$97
Realized and unrealized gains (losses)	(19)	(31)	(41)	(115)
Settlements	29	8	71	117
Net transfers	(3)	19	1	(6)
Ending balance	$118	$93	$118	$93
Unrealized gains (losses)	$(21)	$(42)	$(27)	$(104)
Net derivatives: Foreign exchange
Beginning balance	$38	$(433)	$36	$589
Realized and unrealized gains (losses)	(33)	66	(59)	68
Purchases	6	2	6	13
Issuances	(17)	—	(17)	(24)
Settlements	109	133	74	(870)
Net transfers	(150)	(23)	(87)	(31)
Ending balance	$(47)	$(255)	$(47)	$(255)
Unrealized gains (losses)	$(59)	$60	$(64)	$68
Net derivatives: Equity
Beginning balance	$(1,763)	$(1,077)	$(1,433)	$(1,148)
Realized and unrealized gains (losses)	(114)	(148)	(464)	110
Purchases	289	53	669	206
Issuances	(516)	(197)	(1,021)	(753)
Settlements	199	(131)	642	154
Net transfers[2]	510	479	212	410
Ending balance	$(1,395)	$(1,021)	$(1,395)	$(1,021)
Unrealized gains (losses)	$(200)	$(104)	$(607)	$(24)
Net derivatives: Commodity and other
Beginning balance	$1,317	$887	$920	$1,308
Realized and unrealized gains (losses)	822	208	272	370
Purchases	128	81	125	206
Issuances	(75)	(176)	(206)	(315)
Settlements	(1,148)	(119)	(224)	(296)
Net transfers	96	144	253	(248)
Ending balance	$1,140	$1,025	$1,140	$1,025
Unrealized gains (losses)	$(101)	$332	$136	$457
Deposits
Beginning balance	$2	$30	$1	$1
Settlements	(1)	—	(1)	(1)
Net transfers	—	(29)	1	1
Ending balance	$1	$1	$1	$1
Unrealized losses (gains)	$—	$—	$—	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Nonderivative trading liabilities
Beginning balance	$55	$114	$82	$110
Realized and unrealized losses (gains)	(13)	16	(45)	(5)
Purchases	(40)	(104)	(42)	8
Sales	14	118	52	77
Net transfers	8	(9)	(23)	(55)
Ending balance	$24	$135	$24	$135
Unrealized losses (gains)	$(21)	$46	$(53)	$(4)
Securities sold under agreements to repurchase
Beginning balance	$444	$446	$445	$444
Realized and unrealized losses (gains)	1	6	—	8
Ending balance	$445	$452	$445	$452
Unrealized losses (gains)	$1	$5	$—	$7
Other secured financings
Beginning balance	$128	$144	$306	$76
Realized and unrealized losses (gains)	—	(11)	(1)	(1)
Sales	—	—	—	(231)
Issuances	14	4	102	257
Settlements	—	—	(309)	(152)
Net transfers	(65)	(19)	(21)	169
Ending balance	$77	$118	$77	$118
Unrealized losses (gains)	$—	$(11)	$—	$(1)
Borrowings
Beginning balance	$804	$2,678	$608	$947
Realized and unrealized losses (gains)	(30)	115	(140)	214
Issuances	283	155	561	576
Settlements	(88)	(178)	(179)	(181)
Net transfers[3]	207	(1,419)	326	(205)
Ending balance	$1,176	$1,351	$1,176	$1,351
Unrealized losses (gains)	$(47)	$124	$(144)	$210
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	(1)	—	1	—
1.Net transfers include the transfer of Investments from Level 3 to Level 2 of $0.6 billion and $0.7 billion for the three and nine months ended September 30, 2026, respectively, primarily due to increased observability of pricing inputs following a capital markets transaction.
2.Net transfers include the transfer of Equity derivatives of $2.0 billion from Level 2 into Level 3, due to the increase in the significance of unobservable inputs, partially offset by a transfer of $1.5 billion from Level 3 into Level 2 as unobservable inputs were not significant to the overall fair value measurements, for the three months ended September 30, 2026.
3.Net transfers in the prior year included the transfer of Borrowings from Level 3 to Level 2 of $1.4 billion and $0.2 billion for the three and nine months ended September 30, 2025, respectively, primarily due to the decrease in the significance of unobservable inputs related to equity structured notes.
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

September 2026 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)
unrealized gains (losses) are primarily included in Trading revenues in the income statement.
Additionally, in the previous tables, consolidations of VIEs are included in Purchases, and deconsolidations of VIEs are included in Settlements.
Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2026	At December 31, 2025
Assets at Fair Value on a Recurring Basis
Other sovereign government obligations	$17	$59
Comparable pricing:
Bond price	N/M	58 to 112 points (100 points)
MABS	$497	$317
Comparable pricing:
Bond price	45 to 111 points (88 points)	30 to 100 points (68 points)
Loans and lending commitments	$1,534	$1,424
Comparable pricing:
Loan price	12 to 119 points (90 points)	54 to 102 points (81 points)
Corporate and other debt	$1,153	$1,414
Comparable pricing:
Bond price	28 to 130 points (81 points)	29 to 130 points (90 points)
Discounted cash flow:
Loss given default	40% to 40% (40% / 40%)	40% to 40% (40% / 40%)
Corporate equities	$164	$276
Comparable pricing:
Equity price	100%	100%
Investments	$980	$1,507
Discounted cash flow:
WACC	11% to 22% (16%)	10% to 21% (16%)
Exit multiple	9 to 9 times (9 times)	9 to 9 times (9 times)
Market approach:
EBITDA multiple	N/M	18 times
Comparable pricing:
Equity price	24% to 100% (92%)	24% to 100% (95%)
Investment securities —AFS	$112	N/M
Comparable pricing:
Bond price	96 to 98 points (97 points)	N/M
Net derivative and other contracts:
Interest rate	$(92)	$(154)
Option model:
IR volatility skew	66% to 115% (78% / 79%)	52% to 86% (67% / 66%)
IR curve correlation	47% to 99% (82% / 84%)	56% to 99% (87% / 88%)
Bond volatility	71% to 119% (88% / 85%)	63% to 97% (80% / 80%)
Inflation volatility	32% to 67% (44% / 40%)	32% to 67% (44% / 40%)
IR curve	-1% to 7% (2% / 1%)	N/M

Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2026	At December 31, 2025
Credit	$118	$87
Credit default swap model:
Cash-synthetic basis	N/M	11 points
Bond price	0 to 95 points (80 points)	0 to 97 points (53 points)
Credit spread	23 to 686 bps (122 bps)	22 to 680 bps (108 bps)
Funding spread	N/M	6 to 590 bps (77 bps)
Iswap Model:
Lapse rate	2% to 2% (2% / 2%)	N/M
Foreign exchange[2]	$(47)	$36
Option model:
IR curve	-1% to 6% (0% / 0%)	-1% to 10% (2% / 1%)
Foreign exchange volatility skew	N/M	6% to 10% (8% / 8%)
Contingency probability	85% to 95% (95% / 93%)	80% to 95% (95% / 95%)
Equity[2]	$(1,395)	$(1,433)
Option model:
Equity volatility	1% to 116% (26%)	1% to 133% (27%)
Equity volatility skew	-15% to 3% (-1%)	-11% to 3% (-1%)
Equity correlation	-18% to 100% (58%)	0% to 100% (57%)
FX correlation	-85% to 90% (-25%)	-90% to 90% (-30%)
IR correlation	-30% to 81% (15%)	-5% to 16% (15%)
Commodity and other	$1,140	$920
Option model:
Forward power price	$20 to $141 ($63) per MWh	$5 to $141 ($59) per MWh
Forward natural gas price	$1 to $9 ($4) per MMBTu	N/M
Commodity volatility	14% to 149% (30%)	6% to 137% (29%)
Cross-commodity correlation	60% to 99% (96%)	54% to 99% (98%)
Liabilities Measured at Fair Value on a Recurring Basis
Corporate and other debt	$12	$50
Comparable pricing:
Bond price	N/M	2 to 101 points (25 points)
Securities sold under agreements to repurchase	$445	$445
Discounted cash flow:
Funding spread	24 to 157 bps (79 / 66 bps)	18 to 109 bps (63 / 63 bps)
Other secured financings	$77	$306
Comparable pricing:
Loan price	65 to 100 points (92 points)	0 to 98 points (66 points)

49	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2026	At December 31, 2025
Borrowings	$1,176	$608
Option model:
Equity volatility	7% to 112% (28%)	5% to 102% (44%)
Equity volatility skew	-4% to 1% (0%)	-3% to 1% (-1%)
Equity correlation	13% to 100% (78%)	20% to 100% (84%)
Equity - FX correlation	-80% to 24% (-23%)	-70% to 30% (-19%)
Credit default swap model:
Credit spread	322 to 322 bps (322 bps)	325 to 325 bps (325 bps)
Discounted cash flow:
Loss given default	40% to 40% (40% / 40%)	40% to 40% (40% / 40%)
Nonrecurring Fair Value Measurement
Loans	$2,096	$1,319
Corporate loan model:
Credit spread	109 to 428 bps (240 bps)	87 to 967 bps (272 bps)
Comparable pricing:
Loan price	70 to 99 points (85 points)	50 to 100 points (67 points)
Warehouse model:
Credit spread	64 to 125 bps (106 bps)	66 to 113 bps (82 bps)
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
For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 4 to the financial statements in the 2025 Form 10-K. During the three months ended September 30, 2026, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
Net Asset Value Measurements
Fund Interests

	At September 30, 2026		At December 31, 2025
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity and other	$3,100	$632	$3,110	$671
Real estate	3,432	492	3,551	246
Hedge	69	1	72	1
Total	$6,601	$1,125	$6,733	$918
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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at September 30, 2026
$ in millions	Private Equity and Other	Real Estate
Less than 5 years	$1,233	$2,479
5-10 years	1,190	905
Over 10 years	677	48
Total	$3,100	$3,432
Nonrecurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At September 30, 2026
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,053	$2,096	$4,149
Other assets—Other investments	—	—	—
Other assets—ROU assets	—	—	—
Total	$2,053	$2,096	$4,149
Liabilities
Other liabilities and accrued expenses—Lending commitments	$42	$53	$95
Total	$42	$53	$95

September 2026 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2025
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,385	$1,319	$3,704
Other assets—Other investments	—	64	64
Other assets—ROU assets	20	—	20
Total	$2,405	$1,383	$3,788
Liabilities
Other liabilities and accrued expenses—Lending commitments	$53	$18	$71
Total	$53	$18	$71
1.For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.
Gains (Losses) from Nonrecurring Fair Value Remeasurements1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Assets
Loans[2]	$(107)	$(148)	$(320)	$(319)
Other assets—Other investments[3]	—	—	—	(6)
Other assets—Premises, equipment and software[4]	(14)	(7)	(20)	(52)
Other assets—ROU assets[5]	—	(1)	—	(1)
Total	$(121)	$(156)	$(340)	$(378)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$(11)	$(5)	$(15)	$(1)
Total	$(11)	$(5)	$(15)	$(1)
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
5.Losses related to Other Assets—ROU assets include impairments related to the discontinued leased properties.
Financial Instruments Not Measured at Fair Value

	At September 30, 2026
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$138,669	$138,669	$—	$—	$138,669
Investment securities—HTM	47,173	7,774	28,387	1,467	37,628
Securities purchased under agreements to resell	170,681	—	169,634	1,035	170,669
Securities borrowed	166,805	—	166,805	—	166,805
Customer and other receivables	138,202	—	133,305	4,703	138,008
Loans[1]
Held for investment	297,211	—	14,289	278,508	292,797
Held for sale	16,508	—	9,162	7,406	16,568
Other assets	1,124	—	1,124	—	1,124
Financial liabilities
Deposits	$469,544	$—	$469,651	$—	$469,651
Securities sold under agreements to repurchase	91,015	—	90,963	—	90,963
Securities loaned	21,239	—	21,248	—	21,248
Other secured financings	6,578	—	6,575	—	6,575
Customer and other payables	269,419	—	269,419	—	269,419
Borrowings	235,455	—	237,980	236	238,216
	Commitment Amount
Lending commitments[2]	$245,970	$—	$1,226	$1,500	$2,726

51	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2025
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$111,695	$111,695	$—	$—	$111,695
Investment securities—HTM	53,090	11,636	32,622	1,357	45,615
Securities purchased under agreements to resell	120,243	—	119,273	1,003	120,276
Securities borrowed	151,908	—	151,909	—	151,909
Customer and other receivables	108,189	—	103,458	4,682	108,140
Loans[1]
Held for investment	268,720	—	27,243	238,800	266,043
Held for sale	9,374	—	5,692	3,703	9,395
Other assets	704	—	704	—	704
Financial liabilities
Deposits	$406,768	$—	$407,350	$—	$407,350
Securities sold under agreements to repurchase	77,843	—	77,832	—	77,832
Securities loaned	17,310	—	17,313	—	17,313
Other secured financings	4,732	—	4,729	—	4,729
Customer and other payables	226,342	—	226,342	—	226,342
Borrowings	216,456	—	220,547	200	220,747
	Commitment Amount
Lending commitments[2]	$208,435	$—	$1,145	$1,087	$2,232
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
Borrowings Measured at Fair Value on a Recurring Basis1

$ in millions	At September 30, 2026	At December 31, 2025
Equity	$76,890	$64,457
Interest rates	52,440	46,394
Commodities	13,834	13,665
Credit	7,432	6,094
Foreign exchange	2,538	1,869
Total	$153,134	$132,479
1.Presented based on the business unit responsible for risk managing the borrowings.
Net Revenues from Liabilities under the Fair Value Option

$ in millions	Trading Revenues	Interest Expense	Net Revenues[1]
Three Months Ended September 30, 2026
Borrowings	$2,161	$261	$1,900
Deposits	116	59	57
Three Months Ended September 30, 2025
Borrowings	$(3,101)	$267	$(3,368)
Deposits	(91)	63	(154)

$ in millions	Trading Revenues	Interest Expense	Net Revenues[1]
Nine Months Ended September 30, 2026
Borrowings	$(1,153)	$924	$(2,077)
Deposits	84	179	(95)
Nine Months Ended September 30, 2025
Borrowings	$(10,866)	$708	$(11,574)
Deposits	$(216)	$170	$(386)
1.Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended September 30,
	2026		2025
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(92)	$—	$46	$—
Lending commitments	9	—	(1)	—
Deposits	—	(47)	—	(27)
Borrowings	(4)	168	(5)	(1,093)

	Nine Months Ended September 30,
	2026		2025
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other receivables[1]	$(34)	$—	$(5)	$—
Lending commitments	4	—	(3)	—
Deposits	—	(45)	—	38
Borrowings	(17)	960	(17)	(943)

$ in millions	At September 30, 2026	At December 31, 2025
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(3,090)	$(4,005)
1.Loans and other receivables-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.

September 2026 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)
Difference Between Contractual Principal and Fair Value1

$ in millions	At September 30, 2026	At December 31, 2025
Loans and other receivables[2]	$10,819	$10,746
Nonaccrual loans[2]	8,256	8,146
Borrowings[3]	6,617	3,680
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
Fair Value Loans on Nonaccrual Status

$ in millions	At September 30, 2026	At December 31, 2025
Nonaccrual loans	$1,170	$1,240
Nonaccrual loans 90 or more days past due	184	124
6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts

	Assets at September 30, 2026
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$56	$—	$—	$56
Foreign exchange	214	51	—	265
Total	270	51	—	321
Not designated as accounting hedges
Economic hedges of loans
Credit	32	145	—	177
Other derivatives
Interest rate	144,894	20,439	470	165,803
Credit	6,501	9,502	—	16,003
Foreign exchange	83,958	3,794	48	87,800
Equity	40,504	—	85,020	125,524
Commodity and other	16,023	—	4,528	20,551
Total	291,912	33,880	90,066	415,858
Total gross derivatives	$292,182	$33,931	$90,066	$416,179
Amounts offset
Counterparty netting	(203,374)	(33,280)	(86,719)	(323,373)
Cash collateral netting	(46,406)	(389)	—	(46,795)
Total in Trading assets	$42,402	$262	$3,347	$46,011
Amounts not offset[1]
Financial instruments collateral	(19,747)	—	—	(19,747)
Net amounts	$22,655	$262	$3,347	$26,264
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				$3,409

	Liabilities at September 30, 2026
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$630	$26	$—	$656
Foreign exchange	67	96	—	163
Equity	31	—	—	31
Total	728	122	—	850
Not designated as accounting hedges
Economic hedges of loans
Credit	46	887	—	933
Economic hedges of DCP
Equity	126	—	—	126
Other derivatives
Interest rate	129,790	23,883	393	154,066
Credit	7,020	8,485	—	15,505
Foreign exchange	75,276	3,941	145	79,362
Equity	74,465	—	84,367	158,832
Commodity and other	15,390	—	4,921	20,311
Total	302,113	37,196	89,826	429,135
Total gross derivatives	$302,841	$37,318	$89,826	$429,985
Amounts offset
Counterparty netting	(203,374)	(33,280)	(86,719)	(323,373)
Cash collateral netting	(53,121)	(3,616)	—	(56,737)
Total in Trading liabilities	$46,346	$422	$3,107	$49,875
Amounts not offset[1]
Financial instruments collateral	(8,876)	—	(569)	(9,445)
Net amounts	$37,470	$422	$2,538	$40,430
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				6,637

	Assets at December 31, 2025
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$4	$—	$—	$4
Foreign exchange	152	82	—	234
Total	156	82	—	238
Not designated as accounting hedges
Economic hedges of loans
Credit	3	32	—	35
Other derivatives
Interest rate	114,368	13,255	58	127,681
Credit	4,962	5,347	—	10,309
Foreign exchange	81,613	4,269	29	85,911
Equity	30,392	—	62,737	93,129
Commodity and other	13,953	—	2,509	16,462
Total	245,291	22,903	65,333	333,527
Total gross derivatives	$245,447	$22,985	$65,333	$333,765
Amounts offset
Counterparty netting	(174,466)	(21,165)	(62,796)	(258,427)
Cash collateral netting	(37,004)	(1,544)	—	(38,548)
Total in Trading assets	$33,977	$276	$2,537	$36,790
Amounts not offset[1]
Financial instruments collateral	(15,097)	—	—	(15,097)
Net amounts	$18,880	$276	$2,537	$21,693
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				$3,084

53	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at December 31, 2025
$ in millions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$532	$29	$—	$561
Foreign exchange	111	22	—	133
Total	643	51	—	694
Not designated as accounting hedges
Economic hedges of loans
Credit	45	586	—	631
Other derivatives
Interest rate	103,066	12,162	66	115,294
Credit	5,292	4,773	—	10,065
Foreign exchange	78,597	4,271	85	82,953
Equity	60,908	—	62,425	123,333
Commodity and other	12,578	—	2,598	15,176
Total	260,486	21,792	65,174	347,452
Total gross derivatives	$261,129	$21,843	$65,174	$348,146
Amounts offset
Counterparty netting	(174,466)	(21,165)	(62,796)	(258,427)
Cash collateral netting	(47,336)	(358)	—	(47,694)
Total in Trading liabilities	$39,327	$320	$2,378	$42,025
Amounts not offset[1]
Financial instruments collateral	(7,181)	(34)	(743)	(7,958)
Net amounts	$32,146	$286	$1,635	$34,067
Amounts for which master netting or collateral agreements are not in place or may not be legally enforceable, included in Net amounts				$5,345
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
Notionals of Derivative Contracts

	Assets at September 30, 2026
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$1	$83	$—	$84
Foreign exchange	16	3	—	19
Total	17	86	—	103
Not designated as accounting hedges
Economic hedges of loans
Credit	1	4	—	5
Other derivatives
Interest rate	4,650	7,213	1,109	12,972
Credit	322	341	—	663
Foreign exchange	4,120	277	20	4,417
Equity	1,066	—	1,116	2,182
Commodity and other	159	—	95	254
Total	10,318	7,835	2,340	20,493
Total gross derivatives	$10,335	$7,921	$2,340	$20,596

	Liabilities at September 30, 2026
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$350	$—	$352
Foreign exchange	7	4	—	11
Equity	1	—	—	1
Total	10	354	—	364
Not designated as accounting hedges
Economic hedges of loans
Credit	2	28	—	30
Economic hedges of DCP
Equity	5	—	—	5
Other derivatives
Interest rate	4,926	7,320	1,225	13,471
Credit	341	325	—	666
Foreign exchange	4,114	266	19	4,399
Equity	1,123	—	1,478	2,601
Commodity and other	123	—	111	234
Total	10,634	7,939	2,833	21,406
Total gross derivatives	$10,644	$8,293	$2,833	$21,770

	Assets at December 31, 2025
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$—	$183	$—	$183
Foreign exchange	10	4	—	14
Total	10	187	—	197
Not designated as accounting hedges
Economic hedges of loans
Credit	—	—	—	—
Other derivatives
Interest rate	4,779	4,143	574	9,496
Credit	248	170	—	418
Foreign exchange	3,641	238	10	3,889
Equity	813	—	813	1,626
Commodity and other	143	—	78	221
Total	9,624	4,551	1,475	15,650
Total gross derivatives	$9,634	$4,738	$1,475	$15,847

	Liabilities at December 31, 2025
$ in billions	Bilateral OTC	Cleared OTC	Exchange-Traded	Total
Designated as accounting hedges
Interest rate	$3	$243	$—	$246
Foreign exchange	11	2	—	13
Total	14	245	—	259
Not designated as accounting hedges
Economic hedges of loans
Credit	2	17	—	19
Other derivatives
Interest rate	5,041	3,943	715	9,699
Credit	222	171	—	393
Foreign exchange	3,791	233	19	4,043
Equity	945	—	1,085	2,030
Commodity and other	119	—	86	205
Total	10,120	4,364	1,905	16,389
Total gross derivatives	$10,134	$4,609	$1,905	$16,648
The notional amounts of derivative contracts generally overstate the Firm’s exposure. In most circumstances, notional amounts are used only as a reference point from

September 2026 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)
which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 6 to the financial statements in the 2025 Form 10-K.
Gains (Losses) on Accounting Hedges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2026	2025	2026	2025
Fair value hedges—Recognized in Interest income
Interest rate contracts	$672	$(100)	$1,285	$(903)
Investment Securities—AFS	(667)	115	(1,262)	938
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(7,780)	$609	$(10,329)	$4,471
Deposits	470	(34)	968	(112)
Borrowings	7,322	(574)	9,386	(4,364)
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$(113)	$175	$276	$(1,229)
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	18	96	77	143
Cash flow hedges—Interest rate contracts[1]
Recognized in OCI	$(709)	$15	$(1,457)	$28
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to interest income	(24)	(40)	(38)	(70)
Net change in cash flow hedges included within AOCI	(685)	55	(1,419)	98
Cash flow hedges—Equity contracts[1]
Recognized in OCI	$(18)	$—	$55	$—
Less: Realized gains (losses) (pre-tax) reclassified from AOCI to Compensation and benefits expense	4	—	8	—
Net change in cash flow hedges included within AOCI	(22)	—	47	—
1.During the nine months ended September 30, 2026, there were no forecasted transactions that failed to occur. The net gains (losses) associated with cash flow hedges expected to be reclassified from AOCI within 12 months as of September 30, 2026, is approximately $(233) million. The maximum length of time over which forecasted cash flows are hedged is 30 months.
Fair Value Hedges—Hedged Items

$ in millions	At September 30, 2026	At December 31, 2025
Investment Securities—AFS
Amortized cost basis currently or previously hedged[1]	$45,990	$55,451
Basis adjustments included in amortized cost—Outstanding hedges	$(892)	$217
Basis adjustments included in amortized cost—Terminated hedges	$(30)	$—
Deposits
Carrying amount currently or previously hedged	$55,731	$53,224
Basis adjustments included in carrying amount—Outstanding hedges	$(792)	$149
Basis adjustments included in carrying amount—Terminated hedges	$24	$—
Borrowings
Carrying amount currently or previously hedged	$215,496	$199,274
Basis adjustments included in carrying amount—Outstanding hedges	$(15,505)	$(6,252)
Basis adjustments included in carrying amount—Terminated hedges	$(508)	$(625)
1.Carrying amount represents the amortized cost. As of September 30, 2026, and December 31, 2025, the amortized cost of the portfolio layer method closed portfolios was $829 million and $589 million, respectively. The Firm designated $1,518 million and $703 million as hedged amounts as of September 30, 2026, and December 31, 2025, respectively, representing the total notional value of all outstanding layers in each portfolio, including both spot-starting and forward-starting layers. The cumulative amount of basis adjustments was $(12) million as of September 30, 2026 and $2 million as of December 31, 2025. Refer to Note 2 to the financial statements in the 2025 Form 10-K and Note 7 herein for additional information.
Gains (Losses) on Economic Hedges of Loans and DCP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2026	2025	2026	2025
Recognized in Other revenues
Credit contracts[1]	$(16)	$(82)	$(188)	$(172)
Recognized in Compensation and benefits expense
Equity contracts	$(82)	$—	$301	$—
1.Amounts related to hedges of certain held-for-investment and held-for-sale loans.
Net Derivative Liabilities and Collateral Posted

$ in millions	At September 30, 2026	At December 31, 2025
Net derivative liabilities with credit risk-related contingent features	$28,897	$26,023
Collateral posted	22,669	20,152
The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.

55	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At September 30, 2026
One-notch downgrade	$355
Two-notch downgrade	422
Bilateral downgrade agreements included in the amounts above[1]	$617
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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at September 30, 2026
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$23	$38	$49	$21	$131
Non-investment grade	8	14	17	4	43
Total	$31	$52	$66	$25	$174
Index and basket CDS
Investment grade	$7	$9	$15	$8	$39
Non-investment grade	10	45	263	148	466
Total	$17	$54	$278	$156	$505
Total CDS sold	$48	$106	$344	$181	$679
Other credit contracts	—	—	—	2	2
Total credit protection sold	$48	$106	$344	$183	$681
CDS protection sold with identical protection purchased					$557

	Years to Maturity at December 31, 2025
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$16	$34	$37	$11	$98
Non-investment grade	8	17	16	1	42
Total	$24	$51	$53	$12	$140
Index and basket CDS
Investment grade	$7	$8	$8	$—	$23
Non-investment grade	7	32	173	18	230
Total	$14	$40	$181	$18	$253
Total CDS sold	$38	$91	$234	$30	$393
Other credit contracts	—	—	—	3	3
Total credit protection sold	$38	$91	$234	$33	$396
CDS protection sold with identical protection purchased					$339
Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At September 30, 2026	At December 31, 2025
Single-name CDS
Investment grade	$2,640	$2,394
Non-investment grade	422	777
Total	$3,062	$3,171
Index and basket CDS
Investment grade	$1,236	$907
Non-investment grade	4,055	1,021
Total	$5,291	$1,928
Total CDS sold	$8,353	$5,099
Other credit contracts	108	146
Total credit protection sold	$8,461	$5,245
1.Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the CRM’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.
Protection Purchased with CDS

	Notional
$ in billions	At September 30, 2026	At December 31, 2025
Single name	$199	$172
Index and basket	436	232
Tranched index and basket	48	32
Total	$683	$436

	Fair Value Asset (Liability)
$ in millions	At September 30, 2026	At December 31, 2025
Single name	$(2,784)	$(3,363)
Index and basket	(4,750)	(1,209)
Tranched index and basket	(1,184)	(1,000)
Total	$(8,718)	$(5,572)
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

September 2026 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)
7. Investment Securities
AFS and HTM Securities

	At September 30, 2026
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$74,146	$83	$242	$73,987
U.S. agency securities[2]	24,553	2	2,725	21,830
Agency CMBS	4,727	—	318	4,409
State and municipal securities	3,148	9	68	3,089
FFELP student loan ABS[3]	404	1	6	399
Unallocated basis adjustment[4]	(12)	12	—	—
Total AFS securities	106,966	107	3,359	103,714
HTM securities
U.S. Treasury securities	8,645	—	871	7,774
U.S. agency securities[2]	35,911	—	8,584	27,327
Agency CMBS	513	—	41	472
Non-agency mortgage-backed securities	2,104	25	74	2,055
Total HTM securities	47,173	25	9,570	37,628
Total investment securities	$154,139	$132	$12,929	$141,342

	At December 31, 2025
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. Treasury securities	$80,745	$187	$25	$80,907
U.S. agency securities[2]	24,031	24	1,943	22,112
Agency CMBS	5,504	1	286	5,219
State and municipal securities	1,754	10	17	1,747
FFELP student loan ABS[3]	486	1	6	481
Unallocated basis adjustment[4]	2	—	2	—
Total AFS securities	112,522	223	2,279	110,466
HTM securities
U.S. Treasury securities	12,299	—	663	11,636
U.S. agency securities[2]	38,303	67	6,785	31,585
Agency CMBS	709	—	43	666
Non-agency mortgage-backed securities	1,779	12	63	1,728
Total HTM securities	53,090	79	7,554	45,615
Total investment securities	$165,612	$302	$9,833	$156,081
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
AFS Securities in an Unrealized Loss Position

	At September 30, 2026		At December 31, 2025
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities
Less than 12 months	$32,812	$235	$47	$—
12 months or longer	658	7	7,440	25
Total	33,470	242	7,487	25
U.S. agency securities
Less than 12 months	7,349	125	75	—
12 months or longer	13,589	2,600	17,290	1,943
Total	20,938	2,725	17,365	1,943
Agency CMBS
Less than 12 months	799	10	133	—
12 months or longer	3,610	308	4,675	286
Total	4,409	318	4,808	286
State and municipal securities
Less than 12 months	1,630	54	360	4
12 months or longer	136	14	382	13
Total	1,766	68	742	17
FFELP student loan ABS
Less than 12 months	3	—	—	—
12 months or longer	328	6	383	6
Total	331	6	383	6
Unallocated basis adjustment	—	—	—	2
Total AFS securities in an unrealized loss position
Less than 12 months	42,593	424	615	4
12 months or longer	18,321	2,935	30,170	2,273
Unallocated basis adjustment	—	—	—	2
Total	$60,914	$3,359	$30,785	$2,279
For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2 in the 2025 Form 10-K and the Firm expects to recover the amortized cost basis of these securities. Additionally, the Firm does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. As of September 30, 2026 and December 31, 2025, the securities in an unrealized loss position are predominantly investment grade.
The HTM securities net carrying amounts at September 30, 2026 and December 31, 2025 reflect an ACL of $61 million and $60 million, respectively, predominantly related to Non-agency mortgage-backed securities. See Note 2 in the 2025 Form 10-K for a description of the ACL methodology used for HTM Securities.
As of September 30, 2026 and December 31, 2025, 96% and 97%, respectively, of the Firm’s portfolio of HTM securities were investment grade U.S. agency securities, U.S. Treasury securities and Agency CMBS, which were on accrual status and for which there is an underlying assumption of zero credit losses. Non-investment grade HTM securities primarily consisted of certain Non-agency mortgage-backed securities, for which the expected credit losses were insignificant and

57	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
were predominantly on accrual status at September 30, 2026 and December 31, 2025.
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency mortgage-backed securities, and FFELP student loan ABS.
Investment Securities by Contractual Maturity

	At September 30, 2026
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2,3]
AFS securities
U.S. Treasury securities:
Due within 1 year	$31,844	$31,778	3.9%
After 1 year through 5 years	42,230	42,137	4.0%
After 5 years through 10 years	72	72	4.5%
Total	74,146	73,987
U.S. agency securities:
Due within 1 year	14	14	1.8%
After 1 year through 5 years	232	217	1.9%
After 5 years through 10 years	220	193	1.5%
After 10 years	24,087	21,406	3.4%
Total	24,553	21,830
Agency CMBS:
Due within 1 year	168	167	2.3%
After 1 year through 5 years	3,520	3,429	1.9%
After 5 years through 10 years	138	132	1.6%
After 10 years	901	681	1.6%
Total	4,727	4,409
State and municipal securities:
Due within 1 year	661	662	4.6%
After 1 year through 5 years	98	95	4.3%
After 5 years through 10 years	677	666	4.2%
After 10 Years	1,712	1,666	4.4%
Total	3,148	3,089
FFELP student loan ABS:
Due within 1 year	52	51	4.6%
After 1 year through 5 years	61	59	4.5%
After 5 years through 10 years	4	4	4.5%
After 10 years	287	285	4.6%
Total	404	399
Unallocated basis adjustment[4]	(12)	—	—
Total AFS securities	$106,966	$103,714	3.8%

	At September 30, 2026
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield[2]
HTM securities
U.S. Treasury securities:
Due within 1 year	$1,551	$1,533	2.2%
After 1 year through 5 years	5,543	5,271	2.8%
After 10 years	1,551	970	2.3%
Total	8,645	7,774
U.S. agency securities:
After 1 year through 5 years	116	107	2.0%
After 5 years through 10 years	12	11	2.4%
After 10 years	35,783	27,209	2.1%
Total	35,911	27,327
Agency CMBS:
Due within 1 year	303	296	1.4%
After 1 year through 5 years	99	87	1.4%
After 5 years through 10 years	100	80	1.5%
After 10 years	11	9	1.4%
Total	513	472
Non-agency mortgage-backed securities
Due within 1 year	241	251	4.4%
After 1 year through 5 years	859	832	4.4%
After 5 years through 10 years	270	255	5.6%
After 10 years	734	717	6.7%
Total	2,104	2,055
Total HTM securities	$47,173	$37,628	2.3%
Total investment securities	$154,139	$141,342	3.3%
1.Amounts are net of any ACL.
2.Annualized average yield is computed using the effective yield, weighted based on the amortized cost of each security. The effective yield is shown pre-tax and excludes the effect of related hedging derivatives.
3.At September 30, 2026, the annualized average yield, including the interest rate swap accrual of related hedges, was 3.9% for AFS securities contractually maturing within 1 year and 3.8% for all AFS securities.
4.Represents the amount of unallocated portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Portfolio layer method basis adjustments are not allocated to individual securities. Refer to Note 2 and Note 6 herein for additional information.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Gross realized gains	$17	$3	$35	$25
Gross realized (losses)	(1)	—	(6)	(1)
Total[1]	$16	$3	$29	$24
1.Realized gains and losses are recognized in Other revenues in the income statement.

September 2026 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)
8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At September 30, 2026
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$530,284	$(359,496)	$170,788	$(167,015)	$3,773
Securities borrowed	182,805	(16,000)	166,805	(161,463)	5,342
Liabilities
Securities sold under agreements to repurchase	$451,365	$(359,496)	$91,869	$(89,639)	$2,230
Securities loaned	37,239	(16,000)	21,239	(21,175)	64
Amounts for which master netting agreements are not in place or may not be legally enforceable, included in Net Amounts
Securities purchased under agreements to resell					$317
Securities borrowed					27
Securities sold under agreements to repurchase					849

	At December 31, 2025
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$471,144	$(350,901)	$120,243	$(117,509)	$2,734
Securities borrowed	218,753	(66,845)	151,908	(146,726)	5,182
Liabilities
Securities sold under agreements to repurchase	$429,440	$(350,901)	$78,539	$(72,407)	$6,132
Securities loaned	84,155	(66,845)	17,310	(17,213)	97
Amounts for which master netting agreements are not in place or may not be legally enforceable, included in Net Amounts
Securities purchased under agreements to resell					$1,277
Securities borrowed					38
Securities sold under agreements to repurchase					5,367
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
Gross Secured Financing Balances by Remaining Contractual Maturity

	At September 30, 2026
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$252,702	$102,060	$41,529	$55,074	$451,365
Securities loaned	23,658	60	522	12,999	37,239
Total included in the offsetting disclosure	$276,360	$102,120	$42,051	$68,073	$488,604
Trading liabilities— Obligation to return securities received as collateral	56,517	—	—	—	56,517
Total	$332,877	$102,120	$42,051	$68,073	$545,121

	At December 31, 2025
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$221,938	$122,291	$43,737	$41,474	$429,440
Securities loaned	70,433	—	321	13,401	84,155
Total included in the offsetting disclosure	$292,371	$122,291	$44,058	$54,875	$513,595
Trading liabilities— Obligation to return securities received as collateral	7,329	—	—	—	7,329
Total	$299,700	$122,291	$44,058	$54,875	$520,924
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At September 30, 2026	At December 31, 2025
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$238,874	$209,470
Other sovereign government obligations	131,316	159,444
Corporate equities	41,075	32,919
Other	40,100	27,607
Total	$451,365	$429,440
Securities loaned
Other sovereign government obligations	$1,193	$1,208
Corporate equities	33,394	81,063
Other	2,652	1,884
Total	$37,239	$84,155
Total included in the offsetting disclosure	$488,604	$513,595
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$56,476	$7,017
Other	41	312
Total	$56,517	$7,329
Total	$545,121	$520,924
Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At September 30, 2026	At December 31, 2025
Trading assets	$57,128	$43,182
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

59	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At September 30, 2026	At December 31, 2025
Collateral received with right to sell or repledge	$1,350,405	$1,190,694
Collateral that was sold or repledged[1]	1,029,760	900,282
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
Securities Segregated for Regulatory Purposes

$ in millions	At September 30, 2026	At December 31, 2025
Segregated securities[1]	$29,058	$22,256
1.Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheet.
Customer Margin and Other Lending

$ in millions	At September 30, 2026	At December 31, 2025
Margin and other lending	$96,627	$83,871
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
Additionally, for certain secured financing transactions that meet applicable netting criteria, the Firm offset Other secured financing liabilities against financing receivables recorded within Trading assets in the amount of $4,349 million and $3,410 million as of September 30, 2026 and December 31, 2025, respectively.
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At September 30, 2026
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$9,829	$13,452	$23,281
Secured lending facilities	75,342	2,252	77,594
Commercial real estate	7,059	652	7,711
Residential real estate	77,436	5	77,441
Securities-based lending and Other	128,789	147	128,936
Total loans	298,455	16,508	314,963
ACL	(1,244)		(1,244)
Total loans, net	$297,211	$16,508	$313,719
Loans to non-U.S. borrowers, net	$37,336	$4,785	$42,121

	At December 31, 2025
$ in millions	HFI Loans	HFS Loans	Total Loans
Corporate	$7,277	$7,202	$14,479
Secured lending facilities	69,149	1,817	70,966
Commercial real estate	8,039	320	8,359
Residential real estate	72,403	5	72,408
Securities-based lending and Other	112,984	30	113,014
Total loans	269,852	9,374	279,226
ACL	(1,132)		(1,132)
Total loans, net	$268,720	$9,374	$278,094
Loans to non-U.S. borrowers, net	$34,532	$3,622	$38,154
For additional information on the Firm’s held-for-investment and held-for-sale loan portfolios, see Note 9 to the financial statements in the 2025 Form 10-K.
Loans by Interest Rate Type

	At September 30, 2026		At December 31, 2025
$ in millions	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Corporate	$11	$23,271	$1	$14,478
Secured lending facilities	413	77,181	525	70,440
Commercial real estate	331	7,379	327	8,032
Residential real estate	33,500	43,941	32,377	40,031
Securities-based lending and Other	27,796	101,140	27,681	85,334
Total loans, before ACL	$62,051	$252,912	$60,911	$218,315
See Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.

September 2026 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)
Loans Held for Investment before Allowance by Credit Quality and Origination Year

	At September 30, 2026			At December 31, 2025
	Corporate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$3,253	$6,024	$9,277	$2,362	$4,580	$6,942
2026	304	49	353
2025	—	31	31	125	40	165
2024	78	50	128	79	50	129
2023	—	25	25	—	25	25
2022	—	—	—	—	—	—
Prior	15	—	15	15	1	16
Total	$3,650	$6,179	$9,829	$2,581	$4,696	$7,277

	At September 30, 2026			At December 31, 2025
	Secured Lending Facilities
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$19,108	$37,786	$56,894	$15,709	$37,915	$53,624
2026	1,535	6,105	7,640
2025	1,596	6,639	8,235	2,514	7,248	9,762
2024	221	811	1,032	78	2,620	2,698
2023	262	497	759	596	935	1,531
2022	—	508	508	13	957	970
Prior	—	274	274	7	557	564
Total	$22,722	$52,620	$75,342	$18,917	$50,232	$69,149

	At September 30, 2026			At December 31, 2025
	Commercial Real Estate
$ in millions	IG	NIG	Total	IG	NIG	Total
Revolving	$—	$49	$49	$34	$—	$34
2026	68	1,293	1,361
2025	242	1,889	2,131	322	2,103	2,425
2024	—	1,245	1,245	577	1,385	1,962
2023	141	360	501	153	409	562
2022	—	766	766	332	1,094	1,426
Prior	28	978	1,006	37	1,593	1,630
Total	$479	$6,580	$7,059	$1,455	$6,584	$8,039

	At September 30, 2026
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$192	$49	$8	$249	$—	$249
2026	8,314	1,448	211	9,100	873	9,973
2025	8,449	1,581	177	9,222	985	10,207
2024	7,100	1,349	165	7,782	832	8,614
2023	5,537	1,202	176	6,198	717	6,915
2022	9,040	2,009	338	10,499	888	11,387
Prior	24,036	5,447	608	28,137	1,954	30,091
Total	$62,668	$13,085	$1,683	$71,187	$6,249	$77,436

	At December 31, 2025
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving	$172	$40	$7	$219	$—	$219
2025	9,096	1,666	189	9,900	1,051	10,951
2024	7,825	1,480	184	8,571	918	9,489
2023	6,099	1,315	187	6,788	813	7,601
2022	9,613	2,138	355	11,159	947	12,106
Prior	25,543	5,841	653	29,944	2,093	32,037
Total	$58,348	$12,480	$1,575	$66,581	$5,822	$72,403

	At September 30, 2026
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$112,399	$788	$1,713	$114,900
2026	2,178	15	1,123	3,316
2025	1,995	186	540	2,721
2024	418	614	189	1,221
2023	473	88	845	1,406
2022	66	199	1,080	1,345
Prior	225	965	2,690	3,880
Total	$117,754	$2,855	$8,180	$128,789

	At December 31, 2025
	Securities-based lending[1]	Other[2]
$ in millions		IG	NIG	Total
Revolving	$97,840	$639	$1,615	$100,094
2025	2,437	199	808	3,444
2024	1,132	690	180	2,002
2023	655	126	981	1,762
2022	132	170	1,260	1,562
Prior	245	1,013	2,862	4,120
Total	$102,441	$2,837	$7,706	$112,984
IG—Investment Grade
NIG—Non-investment Grade
1. Securities-based loans are subject to collateral maintenance provisions, and at September 30, 2026 and December 31, 2025, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2 to the financial statements in the 2025 Form 10-K.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment, which typically consist of bespoke lending arrangements provided to ultra-high net worth clients. These facilities are generally secured by eligible collateral.
Past Due Loans Held for Investment before Allowance1

$ in millions	At September 30, 2026	At December 31, 2025
Commercial real estate	$92	$129
Residential real estate	206	298
Securities-based lending and Other	4	41
Total	$302	$468
1.As of September 30, 2026 and December 31, 2025, the majority of the amounts were 90 days or more past due.

61	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Nonaccrual Loans Held for Investment before Allowance1

$ in millions	At September 30, 2026	At December 31, 2025
Corporate	$34	$203
Secured lending facilities	6	14
Commercial real estate	363	476
Residential real estate	218	208
Securities-based lending and Other	208	246
Total	$829	$1,147
Nonaccrual loans without an ACL	$200	$180
1.There were no loans held for investment that were 90 days or more past due and still accruing as of September 30, 2026 and December 31, 2025. For further information on the Firm’s nonaccrual policy, see Note 2 to the financial statements in the 2025 Form 10-K.
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
Modified Loans Held for Investment
Period-end loans held for investment modified during the following periods1

	Three Months Ended September 30,
	2026		2025
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$19	0.2%	$42	0.5%
Commercial real estate	—	—%	146	1.9%
Securities-based lending and Other	20	—%	397	0.4%
Total	$39	—%	$585	0.5%
Other-than-insignificant Payment Delay
Residential real estate	$—	—%	1	—%
Total	$—	—%	$1	—%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Securities-based lending and Other	$14	—%	$—	—%
Total	$14	—%	$—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Residential real estate	$—	—%	$5	—%
Total	$—	—%	$5	—%
Total Modifications	$53	—%	$591	0.3%

	Nine Months Ended September 30,
	2026		2025
$ in millions	Amortized Cost	% of Total Loans[2]	Amortized Cost	% of Total Loans[2]
Term Extension
Corporate	$23	0.2%	$172	2.2%
Commercial real estate	50	0.7%	471	6.0%
Residential real estate	—	—%	1	—%
Securities-based lending and Other	25	—%	429	0.4%
Total	$98	0.1%	$1,073	0.6%
Other-than-insignificant Payment Delay
Residential real estate	$—	—%	$1	—%
Securities-based lending and Other	—	—%	23	—%
Total	$—	—%	$24	—%
Interest Rate Reduction
Residential real estate	$—	—%	$1	—%
Total	$—	—%	$1	—%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Corporate	$1	—%	$—	—%
Securities-based lending and Other	19	—%	—	—%
Total	$20	—%	$—	—%
Multiple Modifications - Term Extension, Interest Rate Reduction and Other-than-insignificant Payment Delay
Corporate	$9	0.1%	$—	—%
Total	$9	0.1%	$—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Commercial real estate	—	—%	75	1.0%
Residential real estate	—	—%	7	—%
Total	$—	—%	$82	0.1%
Total Modifications	$127	0.1%	$1,180	0.6%
1.Lending commitments to borrowers for which the Firm has modified terms of the receivable during the three months ended September 30, 2026 and 2025, were $167 million and $174 million, as of September 30, 2026 and 2025, respectively. Lending commitments to borrowers for which the Firm has modified terms of the receivable during the nine months ended September 30, 2026 and 2025, were $1,381 million and $532 million, as of September 30, 2026 and 2025, respectively.
2.Percentage of total loans represents the percentage of modified loans to total loans held for investment by loan type.

Financial Effect of Modifications on Loans Held for Investment

	Three Months Ended September 30, 2026[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	29	0	$—	—%
Securities-based lending and Other	12	0	—	—%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Securities-based lending and Other	12	7	—	—%

September 2026 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2025[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	47	0	$—	—%
Commercial real estate	24	0	—	—%
Residential real estate	0	19	—	—%
Securities-based lending and Other	24	0	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Residential real estate	120	0	$—	1.0%

	Nine Months Ended September 30, 2026[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	28	0	$—	—%
Commercial real estate	48	0	—	—%
Securities-based lending and Other	14	0	—	—%
Multiple Modifications - Term Extension and Other-than-insignificant Payment Delay
Corporate	54	60	$—	—%
Securities-based lending and Other	12	6	—	—%
Multiple Modifications - Term Extension, Other-than-insignificant Payment Delay and Interest Rate Reduction
Corporate	54	60	—	3.6%

	Nine Months Ended September 30, 2025[1]
	Term Extension (Months)	Other-than-insignificant Payment Delay (Months)	Principal Forgiveness ($ millions)	Interest Rate Reduction (%)
Single Modifications
Corporate	39	0	$—	—%
Commercial real estate	31	0	—	—%
Residential real estate	29	19	—	0.3%
Securities-based lending and Other	23	12	—	—%
Multiple Modifications - Term Extension and Interest Rate Reduction
Commercial real estate	65	0	$—	0.6%
Residential real estate	120	0	—	1.0%
1.In instances where more than one loan was modified, modification impact is presented on a weighted-average basis.
Performance of Loans Held for Investment Modified in the Last 12 Months

	At September 30, 2026
$ in millions	Current and less than 30 days past due	30-89 days past due	90+ days past due	Total
Corporate	$67	$—	$—	$67
Secured lending facilities	6	—	—	6
Commercial real estate	50	—	—	50
Securities-based lending and Other	71	—	—	71
Total	$194	$—	$—	$194

	At September 30, 2025
$ in millions	Current and less than 30 days past due	30-89 days past due	90+ days past due	Total
Corporate	$191	$—	$—	$191
Commercial real estate	496	—	—	496
Residential real estate	11	—	—	11
Securities-based lending and Other	453	—	—	453
Total	$1,151	$—	$—	$1,151
At September 30, 2026, there were no loans held for investment that defaulted during the nine months ended September 30, 2026 that had been modified in the 12 month period prior to default. At September 30, 2025, there were no loans held for investment that defaulted during the nine months ended September 30, 2025 that had been modified in the 12 month period prior to default.
Provision for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Loans	$103	$6	$295	$225
Lending commitments	45	(6)	49	106
Allowance for Credit Losses Rollforward and Allocation—Loans and Lending Commitments

	Nine Months Ended September 30, 2026
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$260	$201	$283	$127	$261	$1,132
Gross charge-offs	(107)	—	(60)	(1)	(10)	(178)
Recoveries	—	—	2	—	—	2
Net (charge-offs)/ recoveries	(107)	—	(58)	(1)	(10)	(176)
Provision (release)	114	66	72	18	25	295
Other	(2)	(2)	(3)	—	—	(7)
Ending balance	$265	$265	$294	$144	$276	$1,244
Percent of loans to total loans[1]	3%	25%	3%	26%	43%	100%
ACL—Lending commitments
Beginning balance	$625	$137	$12	$5	$19	$798
Provision (release)	63	(22)	8	—	—	49
Other	(22)	(1)	(1)	—	1	(23)
Ending balance	$666	$114	$19	$5	$20	$824
Total ending balance	$931	$379	$313	$149	$296	$2,068

63	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
ACL—Loans
Beginning balance	$200	$140	$373	$97	$256	$1,066
Gross charge-offs	(10)	—	(99)	—	(17)	(126)
Recoveries	—	—	21	—	—	21
Net (charge-offs)/ recoveries	(10)	—	(78)	—	(17)	(105)
Provision (release)	41	55	55	26	48	225
Other	8	5	14	(1)	1	27
Ending balance	$239	$200	$364	$122	$288	$1,213
Percent of loans to total loans[1]	3%	25%	3%	28%	41%	100%
ACL—Lending commitments
Beginning balance	$507	$88	$40	$4	$17	$656
Provision (release)	93	39	(25)	—	(1)	106
Other	17	4	—	1	—	22
Ending balance	$617	$131	$15	$5	$16	$784
Total ending balance	$856	$331	$379	$127	$304	$1,997
CRE—Commercial real estate
SBL—Securities-based lending
1.Percentage of loans to total loans represents loans held for investment by loan type to total loans held for investment.
The allowance for credit losses for loans and lending commitments increased during the nine months ended September 30, 2026, primarily related to growth in corporate loans and secured lending portfolios and provisions for certain specific commercial real estate and corporate loans. Charge-offs in the current year period were primarily driven by corporate loans, including certain loans that were transferred to held for sale and subsequently sold, and commercial real estate loans.
The base scenario used in the Firm’s ACL models as of September 30, 2026 was generated using a combination of consensus economic forecasts, forward rates, and internally developed and validated models. The Firm’s ACL models incorporate key macroeconomic variables, including U.S. real GDP growth rate with the base scenario for the current quarter incorporating expectations of continued economic growth and higher interest rates relative to the prior quarter forecast. Other key macroeconomic variables used in the Firm’s ACL models include corporate credit spreads, interest rates and commercial real estate indices. The significance of these key macroeconomic variables on the Firm’s ACL models varies depending on portfolio composition and economic conditions. For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology, refer to Notes 2 and 9 to the financial statements in the 2025 Form 10-K.
Gross Charge-offs by Origination Year

	Three Months Ended September 30, 2026
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(59)	$—	$—	$—	$—	$(59)
Prior to 2022	(3)	—	(43)	(1)	—	(47)
Total	$(62)	$—	$(43)	$(1)	$—	$(106)

	Three Months Ended September 30, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$—	$—	$—	$—	$(8)	$(8)
2025	(10)	—	—	—	—	(10)
2022	—	—	(2)	—	—	(2)
Prior to 2022	—	—	(35)	—	(9)	(44)
Total	$(10)	$—	$(37)	$—	$(17)	$(64)

	Nine Months Ended September 30, 2026
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$(104)	$—	$—	$—	$—	$(104)
2022	—	—	(6)	—	—	(6)
Prior to 2022	(3)	—	(54)	(1)	(10)	(68)
Total	$(107)	$—	$(60)	$(1)	$(10)	$(178)

	Nine Months Ended September 30, 2025
$ in millions	Corporate	Secured Lending Facilities	CRE	Residential Real Estate	SBL and Other	Total
Revolving	$—	$—	$—	$—	$(8)	$(8)
2025	(10)	—	—	—	—	(10)
2022	—	—	(13)	—	—	(13)
Prior to 2022	—	—	(86)	—	(9)	(95)
Total	$(10)	$—	$(99)	$—	$(17)	$(126)
CRE—Commercial real estate
SBL—Securities-based lending
Selected Credit Ratios

	At September 30, 2026	At December 31, 2025
ACL for loans to total HFI loans	0.4%	0.4%
Nonaccrual HFI loans to total HFI loans	0.3%	0.4%
ACL for loans to nonaccrual HFI loans	150.1%	98.7%
Employee Loans

$ in millions	At September 30, 2026	At December 31, 2025
Currently employed by the Firm[1]	$4,920	$4,769
No longer employed by the Firm[2]	96	89
Employee loans	$5,016	$4,858
ACL	(119)	(127)
Employee loans, net of ACL	$4,897	$4,731
Remaining repayment term, weighted average in years	5.6	5.7
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

September 2026 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)
10. Other Assets
Equity Method Investments

$ in millions	At September 30, 2026	At December 31, 2025
Investments	$2,253	$2,054

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Income (loss)	$74	$68	$247	$189
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
Japanese Securities Joint Venture

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Income (loss) from investment in MUMSS	$29	$34	$135	$100
For more information on MUMSS and other relationships with MUFG, see Note 11 to the financial statements in the 2025 Form 10-K.
Tax Equity Investments
The Firm invests in tax equity investment interests which entitle the Firm to a share of tax credits and other income tax benefits generated by the projects underlying the investments. The Firm accounts for certain renewable energy and other tax equity investments using the proportional amortization method.
Tax Equity Investments under the Proportional Amortization Method

$ in millions	At September 30, 2026	At December 31, 2025
Low-income housing	$1,896	$1,897
Renewable energy and other	28	28
Total[1,2]	$1,924	$1,925
1.Amounts include unfunded equity contributions of $712 million and $707 million as of September 30, 2026 and December 31, 2025, respectively. The corresponding liabilities for the commitments to fund these equity contributions are recorded in Other liabilities and accrued expenses. The majority of these commitments are expected to be funded within 5 years.
2.Amounts exclude $41 million and $45 million as of September 30, 2026 and December 31, 2025, respectively, of tax equity investments within programs for which the Firm elected the proportional amortization method that do not meet the conditions to apply the proportional amortization method, which are accounted for as equity method investments.

Income tax credits and other income tax benefits recognized as well as proportional amortization are included in the Provision for income taxes line in the consolidated income statement and in the Depreciation and amortization line in the consolidated cash flow statement.
Net Benefits Attributable to Tax Equity Investments under the Proportional Amortization Method

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Income tax credits and other income tax benefits	$75	$75	$232	$227
Proportional amortization	(59)	(60)	(180)	(184)
Net benefits included in income tax expense	16	15	52	43
Other income	—	—	1	—
Net benefits	$16	$15	$53	$43
11. Deposits
Deposits

$ in millions	At September 30, 2026	At December 31, 2025
Savings and demand deposits	$345,845	$315,883
Time deposits	132,532	99,640
Total	$478,377	$415,523
Deposits subject to FDIC insurance	$368,610	$331,322
Deposits not subject to FDIC insurance	$109,767	$84,201
Time Deposit Maturities

$ in millions	At September 30, 2026
2026	$20,479
2027	50,548
2028	28,677
2029	15,521
2030	12,054
Thereafter	5,253
Total	$132,532
12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At September 30, 2026	At December 31, 2025
Original maturities of one year or less	$10,499	$7,254
Original maturities greater than one year:
Senior	$367,321	$329,502
Subordinated	10,769	12,179
Total greater than one year	$378,090	$341,681
Total	$388,589	$348,935
Weighted average stated maturity, in years[1]	5.9	6.3
1.Only includes borrowings with original maturities greater than one year.

65	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Other Secured Financings

$ in millions	At September 30, 2026	At December 31, 2025
Original maturities:
One year or less	$19,037	$13,892
Greater than one year	8,877	7,711
Total	$27,914	$21,603
Transfers of assets accounted for as secured financings	$12,679	$9,713
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
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at September 30, 2026
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$22,451	$57,177	$92,716	$6,092	$178,436
Secured lending facilities	6,179	15,541	10,252	11,637	43,609
Commercial and Residential real estate	1,119	104	43	499	1,765
Securities-based lending and Other	17,768	4,308	320	671	23,067
Forward-starting secured financing receivables[1]	187,597	1,227	—	—	188,824
Central counterparty	16,838	—	—	—	16,838
Investment activities	3,986	574	181	539	5,280
Letters of credit and other financial guarantees	39	—	—	2	41
Total	$255,977	$78,931	$103,512	$19,440	$457,860
Lending commitments participated to third parties					$15,883
1.These amounts primarily include secured financing receivables yet to settle as of September 30, 2026, with settlement generally occurring within three business days. These amounts also include commitments to enter into certain collateralized financing transactions.
Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 14 to the financial statements in the 2025 Form 10-K.
Guarantees

	At September 30, 2026
	Maximum Potential Payout/Notional of Obligations by Years to Maturity				Carrying Amount Asset (Liability)
$ in millions	Less than 1	1-3	3-5	Over 5
Non-credit derivatives[1]	$1,459,949	$799,840	$258,701	$659,234	$(62,981)
Standby letters of credit and other financial guarantees issued[2,3]	2,351	1,026	1,580	2,563	—
Liquidity facilities	1,615	—	—	—	2
Whole loan sales guarantees	17	—	1	23,049	—
Securitization representations and warranties[4]	—	—	—	103,657	—
General partner guarantees	53	114	95	52	(40)
Client clearing guarantees	2,743	—	—	—	—
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
3.As of September 30, 2026, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $48 million.
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

September 2026 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)
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

67	September 2026 Form 10-Q

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

The Firm is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision, which the Supreme Court denied on April 20, 2026. On July 13, 2026, defendants filed a motion for summary judgment. On October 23, 2026, the parties reached a settlement in principle.
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

September 2026 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)
the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Firm’s favor. The plaintiff appealed and, on October 20, 2026, the Appellate Division affirmed the trial court's rulings.

Beginning in February of 2024, Morgan Stanley Smith Barney LLC (“MSSB”) and E*TRADE Securities LLC (“E*TRADE Securities”), among others, have been named as defendants in multiple putative class actions pending in the federal district courts for the District of New Jersey and SDNY. The class action claims have been brought on behalf of brokerage, advisory and retirement account holders, alleging various contractual, fiduciary, and statutory claims that MSSB and/or E*TRADE Securities failed to pay a reasonable rate of interest on its cash sweep products. All matters pending in the SDNY (which focus solely on MSSB’s cash sweep program) were consolidated into one action styled Estate of Sherlip, et al. v. Morgan Stanley, et al. An amended class action complaint was filed on August 15, 2025. On September 12, 2025, MSSB moved to dismiss the complaint. On September 8, 2026, the court granted the motion in part, dismissing fiduciary duty and unjust enrichment claims but allowing claims for breach of contract and implied covenant of good faith and fair dealing to proceed. The matters pending in the District of New Jersey (which includes claims against both MSSB and E*TRADE Securities) have been consolidated into one action styled In re E*TRADE Cash Sweep Litigation, No. 2:24-cv-00603. A consolidated complaint was filed on July 16, 2026. The Firm's motion to dismiss the complaint was filed on October 5, 2026. Together, the complaints seek, inter alia, certification of classes of plaintiffs, unspecified compensatory damages, equitable and injunctive relief, and treble damages. The Firm is also responding to requests from state securities regulators regarding brokerage account cash balances swept to the affiliate bank deposit program.
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At September 30, 2026		At December 31, 2025
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
MABS[1]	$1,650	$588	$468	$2
Investment vehicles[2]	558	384	263	5
MTOB	2,929	2,791	1,781	1,651
Other	183	3	47	3
Total	$5,320	$3,766	$2,559	$1,661
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
2.Amounts include investment funds and CLOs.
Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At September 30, 2026	At December 31, 2025
Assets
Cash and cash equivalents	$61	$19
Trading assets at fair value	2,858	1,216
Investment securities	2,396	1,318
Customer and other receivables	4	5
Other assets	1	1
Total	$5,320	$2,559
Liabilities
Trading liabilities at fair value	$8	$—
Other secured financings	$3,749	$1,653
Other liabilities and accrued expenses	6	5
Borrowings	3	3
Total	$3,766	$1,661
Noncontrolling interests	$75	$145
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
Non-consolidated VIEs

	At September 30, 2026
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$242,284	$4,547	$3,456	$4,921	$77,555
Maximum exposure to loss[3]
Debt and equity interests	$33,314	$150	$—	$2,876	$12,566
Derivative and other contracts	—	—	2,525	—	6,332
Commitments, guarantees and other	20,288	—	—	—	78
Total	$53,602	$150	$2,525	$2,876	$18,976
Carrying value of variable interests—Assets
Debt and equity interests	$33,314	$150	$—	$2,172	$12,566
Derivative and other contracts	—	—	5	—	2,253
Total	$33,314	$150	$5	$2,172	$14,819
Additional VIE assets owned[4]					$17,892
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$2	$—	$1,012

69	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2025
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$218,543	$3,432	$4,620	$4,535	$87,118
Maximum exposure to loss[3]
Debt and equity interests	$32,074	$158	$—	$2,611	$11,904
Derivative and other contracts	—	—	3,258	—	4,473
Commitments, guarantees and other	10,414	—	—	—	190
Total	$42,488	$158	$3,258	$2,611	$16,567
Carrying value of variable interests–Assets
Debt and equity interests	$32,074	$158	$—	$1,967	$11,904
Derivative and other contracts	—	—	5	—	2,010
Total	$32,074	$158	$5	$1,967	$13,914
Additional VIE assets owned[4]					$15,907
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$2	$—	$780
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At September 30, 2026		At December 31, 2025
$ in millions	VIE Assets (UPB)	Debt and Equity Interests	VIE Assets (UPB)	Debt and Equity Interests
Residential mortgages	$25,055	$4,462	$20,130	$3,183
Commercial mortgages	94,104	8,460	96,473	11,251
U.S. agency collateralized mortgage obligations	62,612	6,789	58,876	7,136
Other consumer or commercial loans	60,513	13,603	43,064	10,504
Total	$242,284	$33,314	$218,543	$32,074
Transferred Assets with Continuing Involvement

	At September 30, 2026
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$19,998	$89,373	$22,343	$13,048
Retained interests
Investment grade	$276	$453	$1,444	$—
Non-investment grade	736	1,155	—	82
Total	$1,012	$1,608	$1,444	$82
Interests purchased in the secondary market[3]
Investment grade	$101	$37	$176	$—
Non-investment grade	24	45	—	10
Total	$125	$82	$176	$10
Derivative assets	$—	$—	$—	$1,571
Derivative liabilities	—	—	—	807

	At December 31, 2025
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2,3]	$15,089	$84,729	$18,230	$13,312
Retained interests
Investment grade	$288	$456	$1,127	$—
Non-investment grade	460	1,131	—	123
Total	$748	$1,587	$1,127	$123
Interests purchased in the secondary market[3]
Investment grade	$62	$62	$52	$—
Non-investment grade	14	30	—	—
Total	$76	$92	$52	$—
Derivative assets	$—	$—	$—	$1,522
Derivative liabilities	—	—	—	733

	Fair Value At September 30, 2026
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,631	$—	$1,631
Non-investment grade	34	120	154
Total	$1,665	$120	$1,785
Interests purchased in the secondary market[3]
Investment grade	$298	$16	$314
Non-investment grade	51	28	79
Total	$349	$44	$393
Derivative assets	$1,571	$—	$1,571
Derivative liabilities	807	—	807

	Fair Value At December 31, 2025
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,346	$—	$1,346
Non-investment grade	122	58	180
Total	$1,468	$58	$1,526
Interests purchased in the secondary market[3]
Investment grade	$176	$—	$176
Non-investment grade	22	22	44
Total	$198	$22	$220
Derivative assets	$1,522	$—	$1,522
Derivative liabilities	733	—	733
RML—Residential mortgage loans
CML—Commercial mortgage loans
1.Amounts include CLO transactions managed by unrelated third parties.
2.Amounts include assets transferred by unrelated transferors.
3.Amounts include transactions where the Firm also holds retained interests as part of the transfer.

September 2026 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)
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
Proceeds from New Securitization Transactions

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
New transactions[1]	$14,272	$11,538	$41,012	$37,984
Retained interests[2]	191	5,092	480	10,332
1.Amounts include cash and non-cash proceeds from transfers of mortgage loans and mortgage-backed securities to U.S. agency and non-agency securitization entities. Net gains on new transactions were not material for all periods presented.
2.Amounts include principal and interest cash flows received in the period on retained interests held by the Firm. Prior to the second quarter of 2026, Retained interests also included the notional of interests in securitization transactions sold by the Firm in the secondary market during the period, which were $3.4 billion for the three months ended March 31, 2026. Principal and interest cash flows were $98 million and $277 million for the three months and nine months ended September 30, 2025, respectively.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).
Assets Sold with Retained Exposure

$ in millions	At September 30, 2026	At December 31, 2025
Gross cash proceeds from sale of assets[1]	$130,453	$112,395
Fair value
Assets sold	$132,570	$113,159
Derivative assets recognized in the balance sheet	3,086	1,201
Derivative liabilities recognized in the balance sheet	969	438
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
Risk-Based Regulatory Capital. Risk-based capital ratio requirements apply to Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and Total capital (which includes Tier 2 capital), each as a percentage of RWA, and consist of regulatory minimum required ratios plus the Firm’s capital conservation buffer requirement. Capital requirements require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At September 30, 2026 and December 31, 2025, the differences between the actual and required ratios were lower under the Standardized Approach.
Capital Buffer Requirements

	At September 30, 2026 and December 31, 2025
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

71	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Risk-Based Regulatory Capital Ratio Requirements

	Regulatory Minimum	At September 30, 2026 and December 31, 2025
		Standardized	Advanced
Required ratios[1]
CET1 capital ratio	4.5%	11.8%	10.0%
Tier 1 capital ratio	6.0%	13.3%	11.5%
Total capital ratio	8.0%	15.3%	13.5%
1.Required ratios represent the regulatory minimum plus the capital conservation buffer requirement.
The Firm’s Regulatory Capital and Capital Ratios
Risk-based capital

	Standardized
$ in millions	At September 30, 2026	At December 31, 2025
Risk-based capital
CET1 capital	$88,831	$83,153
Tier 1 capital	98,648	92,728
Total capital	110,042	103,449
Total RWA	595,983	552,515
Risk-based capital ratio
CET1 capital	14.9%	15.0%
Tier 1 capital	16.6%	16.8%
Total capital	18.5%	18.7%
Required ratio[1]
CET1 capital	11.8%	11.8%
Tier 1 capital	13.3%	13.3%
Total capital	15.3%	15.3%
1.Required ratios are inclusive of any buffers applicable as of the date presented.

Leveraged-based capital

$ in millions	At September 30, 2026	At December 31, 2025
Leveraged-based capital
Adjusted average assets[1]	$1,657,745	$1,383,314
Supplementary leverage exposure[2]	2,044,199	1,717,775
Leveraged-based capital ratio
Tier 1 leverage	6.0%	6.7%
SLR	4.8%	5.4%
Required ratio[3]
Tier 1 leverage	4.0%	4.0%
SLR[4]	3.5%	5.0%
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
At September 30, 2026 and December 31, 2025, MSBNA and MSPBNA risk-based capital ratios are based on the Standardized Approach rules.
MSBNA’s Regulatory Capital1

	Well-Capitalized Requirement	Required Ratio[2]	At September 30, 2026		At December 31, 2025
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$42,118	17.9%	$25,545	20.3%
Tier 1 capital	8.0%	8.5%	42,118	17.9%	25,545	20.3%
Total capital	10.0%	10.5%	43,184	18.4%	26,423	21.0%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$42,118	10.2%	$25,545	10.1%
SLR[3,4]	N/A	3.5%	42,118	6.8%	25,545	7.6%

MSPBNA’s Regulatory Capital

	Well-Capitalized Requirement	Required Ratio[2]	At September 30, 2026		At December 31, 2025
$ in millions			Amount	Ratio	Amount	Ratio
Risk-based capital
CET1 capital	6.5%	7.0%	$17,238	26.2%	$17,298	26.1%
Tier 1 capital	8.0%	8.5%	17,238	26.2%	17,298	26.1%
Total capital	10.0%	10.5%	17,631	26.8%	17,665	26.6%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$17,238	6.7%	$17,298	7.0%
SLR[3,4]	N/A	3.5%	17,238	6.5%	17,298	6.8%
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

September 2026 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)
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
Other Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At September 30, 2026	At December 31, 2025
Net capital	$19,803	$19,272
Excess net capital	14,308	13,905
MS&Co. is registered as a broker-dealer and a futures commission merchant with the SEC and the CFTC, respectively, and is registered as a swap dealer with the CFTC.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements and operates with capital in excess of its regulatory capital requirements. As a futures commission merchant and registered swap dealer, MS&Co. is subject to CFTC capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At September 30, 2026 and December 31, 2025, MS&Co. exceeded its net capital requirement and had tentative net capital in excess of the minimum and notification requirements.
Other Regulated Subsidiaries
Certain other subsidiaries are also subject to various regulatory capital requirements. Such subsidiaries include the following, each of which operated with capital in excess of their respective regulatory capital requirements as of September 30, 2026 and December 31, 2025, as applicable:
•MSSB,
•MSIP,
•MSESE,
•MSMS,
•MSCS, and
•MSCG.
See Note 16 to the financial statements in the 2025 Form 10-K for further information.
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At September 30, 2026	Liquidation Preference per Share	At September 30, 2026	At December 31, 2025
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
I	40,000	25,000	1,000	1,000
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
M	400,000	1,000	430	430
N	3,000	100,000	300	300
O	52,000	25,000	1,300	1,300
P	40,000	25,000	1,000	1,000
Q	40,000	25,000	1,000	1,000
Total			$9,750	$9,750
Shares authorized				30,000,000
1.Series C preferred stock is held by MUFG.
For a description of Series A through Series Q preferred stock, see Note 17 to the financial statements in the 2025 Form 10-K. The Firm’s preferred stock has a preference over its common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
Share Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Repurchases of common stock under the Firm’s Share Repurchase Authorization	$1,540	$1,085	$4,790	$3,085
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

73	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2026	2025	2026	2025
Weighted average common shares outstanding, basic	1,548	1,571	1,554	1,577
Effect of dilutive RSUs and PSUs	18	19	17	17
Weighted average common shares outstanding and common stock equivalents, diluted	1,566	1,590	1,571	1,594
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	—	—	3	2
Dividends

$ in millions, except per share data	Three Months Ended September 30,
	2026		2025
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$301	$13	$337	$15
C	25	13	25	13
E	455	16	455	16
F	439	15	439	15
I	407	16	407	16
K	366	15	366	14
L	305	6	305	6
M2	29	12	29	12
N	1,811	5	1,957	6
O	266	14	266	14
P	406	16	406	16
Q	414	17	414	17
Total Preferred stock		$158		$160
Common stock	$1.15	$1,804	$1.00	$1,592

$ in millions, except per share data	Nine Months Ended September 30,
	2026		2025
	Per Share[1]	Total	Per Share[1]	Total
Preferred stock series
A	$884	$39	$996	$44
C	75	39	75	39
E	1,351	47	1,351	47
F	1,303	44	1,303	44
I	1,209	48	1,209	48
K	1,097	44	1,097	44
L	914	18	914	18
M2	59	24	59	24
N	5,411	16	5,875	18
O	797	41	797	41
P	1,219	49	1,219	48
Q	1,242	50	1,242	50
Total Preferred stock		$459		$465
Common stock	$3.15	$4,968	$2.85	$4,562
1.Common and Preferred Stock dividends are payable quarterly unless otherwise noted.
2.Series M is payable semiannually until September 15, 2026 and thereafter will be payable quarterly.

Accumulated Other Comprehensive Income (Loss) Rollforward

	Three Months Ended September 30, 2026
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,173)	$(1,717)	$(549)	$(2,407)	$(483)	$(6,329)
OCI activity:
Pre-Tax Gain (Loss)	17	(1,007)	(1)	117	(727)	(1,601)
Tax effect	21	240	—	(31)	173	403
After-tax Gain (Loss)	38	(767)	(1)	86	(554)	(1,198)
Noncontrolling Interests	33	—	—	6	—	39
OCI Activity	5	(767)	(1)	80	(554)	(1,237)
Reclassified to Earnings:
Pre-tax Reclass.	—	(16)	5	4	19	12
Tax effect	—	4	(1)	—	(4)	(1)
Reclass. After-tax	—	(12)	4	4	15	11
Net OCI Activity	5	(779)	3	84	(539)	(1,226)
Ending Balance	$(1,168)	$(2,496)	$(546)	$(2,323)	$(1,022)	$(7,555)

	Three Months Ended September 30, 2025
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,164)	$(2,173)	$(579)	$(1,995)	$(2)	$(5,913)
OCI activity:
Pre-Tax Gain (Loss)	29	462	(1)	(1,125)	15	(620)
Tax effect	(50)	(111)	—	273	(3)	109
After-tax Gain (Loss)	(21)	351	(1)	(852)	12	(511)
Noncontrolling Interests	(22)	—	—	(19)	—	(41)
OCI Activity	1	351	(1)	(833)	12	(470)
Reclassified to Earnings:
Pre-tax Reclass.	—	(3)	6	5	40	48
Tax effect	—	1	(1)	(1)	(10)	(11)
Reclass. After-tax	—	(2)	5	4	30	37
Net OCI Activity	1	349	4	(829)	42	(433)
Ending Balance	$(1,163)	$(1,824)	$(575)	$(2,824)	$40	$(6,346)

	Nine Months Ended September 30, 2026
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,170)	$(1,585)	$(558)	$(2,995)	$23	$(6,285)
OCI activity:
Pre-Tax Gain (Loss)	91	(1,167)	—	898	(1,402)	(1,580)
Tax effect	(90)	278	—	(223)	334	299
After-tax Gain (Loss)	1	(889)	—	675	(1,068)	(1,281)
Noncontrolling Interests	(1)	—	—	17	—	16
OCI Activity	2	(889)	—	658	(1,068)	(1,297)
Reclassified to Earnings:
Pre-tax Reclass.	—	(29)	16	17	30	34
Tax effect	—	7	(4)	(3)	(7)	(7)
Reclass. After-tax	—	(22)	12	14	23	27
Net OCI Activity	2	(911)	12	672	(1,045)	(1,270)
Ending Balance	$(1,168)	$(2,496)	$(546)	$(2,323)	$(1,022)	$(7,555)

September 2026 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2025
$ in millions	CTA	AFS Securities	Pension and Other	DVA	Cash Flow Hedges	Total
Beginning Balance	$(1,477)	$(2,573)	$(583)	$(2,146)	$(35)	$(6,814)
OCI activity:
Pre-Tax Gain (Loss)	4	1,008	(2)	(922)	28	116
Tax effect	367	(241)	—	225	(6)	345
After-tax Gain (Loss)	371	767	(2)	(697)	22	461
Noncontrolling Interests	57	—	—	(6)	—	51
OCI Activity	314	767	(2)	(691)	22	410
Reclassified to Earnings:
Pre-tax Reclass.	—	(24)	16	17	70	79
Tax effect	—	6	(6)	(4)	(17)	(21)
Reclass. After-tax	—	(18)	10	13	53	58
Net OCI Activity	314	749	8	(678)	75	468
Ending Balance	$(1,163)	$(1,824)	$(575)	$(2,824)	$40	$(6,346)
17. Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Interest income
Cash and cash equivalents	$907	$608	$2,331	$1,894
Investment securities	1,325	1,379	3,940	3,983
Loans	4,032	3,620	11,419	10,406
Securities purchased under agreements to resell[1]	4,144	3,837	11,388	11,033
Securities borrowed[2]	1,344	1,701	4,636	4,990
Trading assets, net of Trading liabilities	2,149	1,593	6,091	4,605
Customer receivables and Other	2,287	2,718	7,558	7,198
Total interest income	$16,188	$15,456	$47,363	$44,109
Interest expense
Deposits	$3,090	$2,823	$8,346	$7,948
Borrowings	3,463	3,181	10,056	9,398
Securities sold under agreements to repurchase[3]	3,521	3,394	10,709	9,824
Securities loaned[4]	613	864	2,158	2,318
Customer payables and Other	2,251	2,703	7,361	7,430
Total interest expense	$12,938	$12,965	$38,630	$36,918
Net interest	$3,250	$2,491	$8,733	$7,191
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
Accrued Interest

$ in millions	At September 30, 2026	At December 31, 2025
Customer and other receivables	$4,989	$4,051
Customer and other payables	5,671	4,663
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

75	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended September 30, 2026
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,159	$243	$—	$(41)	$2,361
Trading	5,470	137	(29)	23	5,601
Investments	10	19	(68)	—	(39)
Commissions and fees[1]	1,003	786	1	(123)	1,667
Asset management[1,2]	231	5,544	1,565	(86)	7,254
Other	132	108	7	(3)	244
Total non-interest revenues	9,005	6,837	1,476	(230)	17,088
Interest income	12,940	3,447	15	(214)	16,188
Interest expense	11,916	1,219	32	(229)	12,938
Net interest	1,024	2,228	(17)	15	3,250
Net revenues	10,029	9,065	1,459	(215)	20,338
Provision for credit losses	141	7	—	—	148
Compensation and benefits[3]	2,632	4,860	505	—	7,997
Non-compensation expenses[3]	3,784	1,444	695	(208)	5,715
Total non-interest expenses	6,416	6,304	1,200	(208)	13,712
Income before provision for income taxes	3,472	2,754	259	(7)	6,478
Provision for income taxes	777	669	65	(2)	1,509
Net income	$2,695	$2,085	$194	$(5)	$4,969
Net income applicable to noncontrolling interests	56	—	4	—	60
Net income applicable to Morgan Stanley	$2,639	$2,085	$190	$(5)	$4,909
Pre-tax margin[4]	35%	30%	18%	N/M	32%

	Three Months Ended September 30, 2025
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,108	$204	$—	$(46)	$2,266
Trading	4,681	338	(15)	16	5,020
Investments	176	41	157	—	374
Commissions and fees[1]	796	766	—	(89)	1,473
Asset management[1,2]	192	4,789	1,534	(74)	6,441
Other	53	105	3	(2)	159
Total non-interest revenues	8,006	6,243	1,679	(195)	15,733
Interest income	11,506	4,151	12	(213)	15,456
Interest expense	10,989	2,160	40	(224)	12,965
Net interest	517	1,991	(28)	11	2,491
Net revenues	8,523	8,234	1,651	(184)	18,224
Provision for credit losses	1	(1)	—	—	—
Compensation and benefits[3]	2,422	4,388	632	—	7,442
Non-compensation expenses[3]	2,918	1,348	655	(167)	4,754
Total non-interest expenses	5,340	5,736	1,287	(167)	12,196
Income before provision for income taxes	3,182	2,499	364	(17)	6,028
Provision for income taxes	672	610	95	(4)	1,373
Net income	$2,510	$1,889	$269	$(13)	$4,655
Net income applicable to noncontrolling interests	42	—	3	—	45
Net income applicable to Morgan Stanley	$2,468	$1,889	$266	$(13)	$4,610
Pre-tax margin[4]	37%	30%	22%	N/M	33%

	Nine Months Ended September 30, 2026
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$6,712	$719	$—	$(130)	$7,301
Trading	18,718	359	(78)	55	19,054
Investments	88	63	182	—	333
Commissions and fees[1]	3,122	2,382	1	(315)	5,190
Asset management[1,2]	682	15,884	4,577	(247)	20,896
Other	372	381	16	(10)	759
Total non-interest revenues	29,694	19,788	4,698	(647)	53,533
Interest income	37,648	10,303	60	(648)	47,363
Interest expense	35,552	3,651	118	(691)	38,630
Net interest	2,096	6,652	(58)	43	8,733
Net revenues	31,790	26,440	4,640	(604)	62,266
Provision for credit losses	304	40	—	—	344
Compensation and benefits[3]	8,876	14,156	1,694	—	24,726
Non-compensation expenses[3]	10,715	4,202	2,003	(561)	16,359
Total non-interest expenses	19,591	18,358	3,697	(561)	41,085
Income before provision for income taxes	11,895	8,042	943	(43)	20,837
Provision for income taxes	2,572	1,813	202	(10)	4,577
Net income	$9,323	$6,229	$741	$(33)	$16,260
Net income applicable to noncontrolling interests	198	—	5	—	203
Net income applicable to Morgan Stanley	$9,125	$6,229	$736	$(33)	$16,057
Pre-tax margin[4]	37%	30%	20%	N/M	33%

	Nine Months Ended September 30, 2025
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$5,207	$537	$—	$(123)	$5,621
Trading	14,144	759	(78)	51	14,876
Investments	481	99	551	—	1,131
Commissions and fees[1]	2,479	2,149	—	(249)	4,379
Asset management[1,2]	566	13,596	4,419	(224)	18,357
Other	821	382	8	(11)	1,200
Total non-interest revenues	23,698	17,522	4,900	(556)	45,564
Interest income	32,719	12,110	45	(765)	44,109
Interest expense	31,268	6,307	140	(797)	36,918
Net interest	1,451	5,803	(95)	32	7,191
Net revenues	25,149	23,325	4,805	(524)	52,755
Provision for credit losses	260	71	—	—	331
Compensation and benefits[3]	7,706	12,534	1,913	—	22,153
Non-compensation expenses[3]	8,609	4,070	1,882	(484)	14,077
Total non-interest expenses	16,315	16,604	3,795	(484)	36,230
Income before provision for income taxes	8,574	6,650	1,010	(40)	16,194
Provision for income taxes	1,840	1,529	233	(9)	3,593
Net income	$6,734	$5,121	$777	$(31)	$12,601
Net income applicable to noncontrolling interests	133	—	4	—	137
Net income applicable to Morgan Stanley	$6,601	$5,121	$773	$(31)	$12,464
Pre-tax margin[4]	34%	29%	21%	N/M	31%
1.Substantially all revenues are from contracts with customers.
2.Includes certain fees that may relate to services performed in prior periods.
3.The significant expense categories and amounts align with the segment-level information that is regularly provided to the Firm’s chief operating decision maker (“CODM”).
4.Pre-tax margin represents income before provision for income taxes as a percentage of net revenues.

September 2026 Form 10-Q	76

Notes to Consolidated Financial Statements (Unaudited)
For a discussion about the Firm’s business segments, see Note 22 to the financial statements in the 2025 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Institutional Securities Advisory	$887	$684	$2,663	$1,755
Institutional Securities Underwriting	1,272	1,424	4,049	3,452
Firm Investment banking revenues from contracts with customers	90%	83%	89%	84%
Trading Revenues by Product Type

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Interest rate	$599	$1,039	$2,561	$3,448
Foreign exchange	531	303	1,791	1,487
Equity[1]	4,429	3,225	13,539	9,239
Commodity and other	280	803	1,751	1,673
Credit	(238)	(350)	(588)	(971)
Total	$5,601	$5,020	$19,054	$14,876
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At September 30, 2026	At December 31, 2025
Net cumulative unrealized performance-based fees at risk of reversing	$883	$926
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
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Fee waivers	$36	$29	$106	$85
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
Other Expenses—Transaction Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Transaction taxes	$636	$376	$1,856	$945
Transaction taxes are composed of securities transaction taxes and stamp duties, which are levied on the sale or purchase of securities listed on recognized stock exchanges in certain markets. These taxes are imposed mainly on trades of equity securities in Asia and EMEA. Similar transaction taxes are levied on trades of listed derivative instruments in certain countries.
Net Revenues by Region

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Americas	$14,442	$13,663	$44,079	$39,113
EMEA	1,830	1,939	6,843	6,372
Asia	4,066	2,622	11,344	7,270
Total	$20,338	$18,224	$62,266	$52,755
For a discussion about the Firm’s geographic net revenues, see Note 22 to the financial statements in the 2025 Form 10-K.
Revenues Recognized from Prior Services

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2026	2025	2026	2025
Non-interest revenues	$858	$697	$1,934	$1,614
The previous table includes revenues from contracts with customers recognized where some or all services were performed in prior periods. These revenues primarily include investment banking advisory fees.

77	September 2026 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)
Receivables from Contracts with Customers

$ in millions	At September 30, 2026	At December 31, 2025
Customer and other receivables	$3,152	$3,002
Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheet, arise when the Firm has both recorded revenues and the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At September 30, 2026	At December 31, 2025
Institutional Securities[1]	$1,313,614	$969,553
Wealth Management[1]	360,687	433,017
Investment Management	17,726	17,700
Total[2]	$1,692,027	$1,420,270
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
2.Parent assets have been fully allocated to the business segments.

September 2026 Form 10-Q	78

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30,
	2026			2025
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Cash and cash equivalents:
U.S.	$80,386	$633	3.1%	$49,585	$407	3.3%
Non-U.S.	61,771	274	1.8%	46,120	201	1.7%
Investment securities[1]	152,214	1,325	3.5%	166,501	1,379	3.3%
Loans[1]	311,886	4,032	5.1%	263,730	3,620	5.4%
Securities purchased under agreements to resell2:
U.S.	117,311	3,016	10.2%	69,372	2,727	15.6%
Non-U.S.	44,828	1,128	10.0%	41,496	1,110	10.6%
Securities borrowed3:
U.S.	142,621	1,324	3.7%	120,238	1,649	5.4%
Non-U.S.	25,509	20	0.3%	20,995	52	1.0%
Trading assets, net of Trading liabilities:
U.S.	148,694	1,817	4.8%	111,643	1,330	4.7%
Non-U.S.	36,580	332	3.6%	24,810	263	4.2%
Customer receivables and Other:
U.S.	91,257	1,629	7.1%	70,117	2,158	12.2%
Non-U.S.	27,303	658	9.6%	20,060	560	11.1%
Total	$1,240,360	$16,188	5.2%	$1,004,667	$15,456	6.1%
Interest bearing liabilities
Deposits[1]	$451,341	$3,090	2.7%	$391,352	$2,823	2.9%
Borrowings[1,4]	379,876	3,463	3.6%	312,311	3,181	4.0%
Securities sold under agreements to repurchase5,7:
U.S.	36,660	2,252	24.4%	15,240	2,144	55.8%
Non-U.S.	59,412	1,269	8.5%	53,878	1,250	9.2%
Securities loaned[6,7]:
U.S.	13,614	273	8.0%	9,466	628	26.3%
Non-U.S.	8,159	340	16.5%	7,770	236	12.1%
Customer payables and Other:
U.S.	165,252	1,348	3.2%	137,417	1,900	5.5%
Non-U.S.	92,625	903	3.9%	66,891	803	4.8%
Total	$1,206,939	$12,938	4.3%	$994,325	$12,965	5.2%
Net interest income and net interest rate spread		$3,250	0.9%		$2,491	0.9%

	Nine Months Ended September 30,
	2026			2025
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Cash and cash equivalents:
U.S.	$70,710	$1,581	3.0%	$51,847	$1,268	3.3%
Non-U.S.	57,936	750	1.7%	44,047	626	1.9%
Investment securities[1]	157,522	3,940	3.3%	162,383	3,983	3.3%
Loans[1]	298,158	11,419	5.1%	252,810	10,406	5.5%
Securities purchased under agreements to resell[2]:
U.S.	94,978	8,071	11.4%	70,131	7,488	14.3%
Non-U.S.	44,567	3,317	10.0%	43,331	3,545	10.9%
Securities borrowed[3]:
U.S.	140,027	4,504	4.3%	119,056	4,799	5.4%
Non-U.S.	25,041	132	0.7%	19,321	191	1.3%
Trading assets, net of Trading liabilities:
U.S.	151,135	5,146	4.6%	111,744	3,905	4.7%
Non-U.S.	35,596	945	3.5%	23,039	700	4.1%
Customer receivables and Other:
U.S.	86,776	5,706	8.8%	62,936	5,614	11.9%
Non-U.S.	27,071	1,852	9.1%	17,899	1,584	11.8%
Total	$1,189,517	$47,363	5.3%	$978,544	$44,109	6.0%
Interest bearing liabilities
Deposits[1]	$430,407	$8,346	2.6%	$379,031	$7,948	2.8%
Borrowings[1,4]	371,291	10,056	3.6%	299,973	9,398	4.2%
Securities sold under agreements to repurchase[5,7]:
U.S.	50,029	6,955	18.6%	17,504	5,929	45.3%
Non-U.S.	63,911	3,754	7.9%	52,571	3,895	9.9%
Securities loaned[6,7]:
U.S.	12,532	1,242	13.3%	9,967	1,621	21.7%
Non-U.S.	7,751	916	15.8%	7,103	697	13.1%
Customer payables and Other:
U.S.	158,013	4,847	4.1%	130,464	5,117	5.2%
Non-U.S.	84,912	2,514	4.0%	62,652	2,313	4.9%
Total	$1,178,846	$38,630	4.4%	$959,265	$36,918	5.1%
Net interest income and net interest rate spread		$8,733	0.9%		$7,191	0.9%
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

79	September 2026 Form 10-Q

Glossary of Common Terms and Acronyms

2025 Form 10-K	Annual report on Form 10-K for year ended December 31, 2025 filed with the SEC
ABS	Asset-backed securities
ACL	Allowance for credit losses
AFS	Available-for-sale
AI	Artificial intelligence
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AUM	Assets under management or supervision
Balance sheet	Consolidated balance sheet
BHC	Bank holding company
bps	Basis points; one basis point equals 1/100th of 1%
Cash flow statement	Consolidated cash flow statement
CCAR	Comprehensive Capital Analysis and Review
CCyB	Countercyclical capital buffer
CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)
CDS	Credit default swaps
CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update
CET1	Common Equity Tier 1
CFTC	U.S. Commodity Futures Trading Commission
CLN	Credit-linked note(s)
CLO	Collateralized loan obligation(s)
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation(s)
CRE	Commercial real estate
CRM	Credit Risk Management Department
CTA	Cumulative foreign currency translation adjustments
DCP	Employee deferred cash-based compensation plans linked to investment performance
DCP investments	Investments associated with certain DCP
DVA	Debt valuation adjustment
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per common share
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHC	Financial holding company
FICO	Fair Isaac Corporation
Financial statements	Consolidated financial statements
FVO	Fair value option
G-SIB	Global systemically important bank
HFI	Held-for-investment
HFS	Held-for-sale
HQLA	High-quality liquid assets
HTM	Held-to-maturity
I/E	Intersegment eliminations
IM	Investment Management

Income statement	Consolidated income statement
IRS	Internal Revenue Service
IS	Institutional Securities
LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies
LTV	Loan-to-value
M&A	Merger, acquisition and restructuring transaction
MSBNA	Morgan Stanley Bank, N.A.
MS&Co.	Morgan Stanley & Co. LLC
MSCG	Morgan Stanley Capital Group Inc.
MSCS	Morgan Stanley Capital Services LLC
MSESE	Morgan Stanley Europe SE
MSIP	Morgan Stanley & Co. International plc
MSMS	Morgan Stanley MUFG Securities Co., Ltd.
MSPBNA	Morgan Stanley Private Bank, National Association
MSSB	Morgan Stanley Smith Barney LLC
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
MWh	Megawatt hour
N/A	Not Applicable
N/M	Not Meaningful
NAV	Net asset value
Non-GAAP	Non-generally accepted accounting principles in the U.S.
NSFR	Net stable funding ratio, as adopted by the U.S. banking agencies
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OTC	Over-the-counter
PSU	Performance-based stock unit
ROE	Return on average common equity
ROTCE	Return on average tangible common equity
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	U.S. Securities and Exchange Commission
SLR	Supplementary leverage ratio
S&P	Standard & Poor’s
SPE	Special purpose entity
SPOE	Single point of entry
TLAC	Total loss-absorbing capacity
U.K.	United Kingdom
UPB	Unpaid principal balance
U.S.	United States of America
U.S. Bank Subsidiaries	MSBNA and MSPBNA
U.S. GAAP	Accounting principles generally accepted in the U.S.
VaR	Value-at-Risk
VIE	Variable interest entity
WACC	Implied weighted average cost of capital
WM	Wealth Management

September 2026 Form 10-Q	80

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
Risk Factors
For a discussion of the risk factors affecting the Firm, see “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Shares Purchased as Part of Share Repurchase Authorization[3,4]	Dollar Value of Remaining Authorized Repurchase
July	1,726,387	$213.24	1,709,384	$19,635
August	2,427,891	$215.05	2,346,753	$19,130
September	3,197,526	$210.63	3,182,890	$18,460
Three Months Ended September 30, 2026	7,351,804	$212.70	7,239,027
1.Includes 112,777 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended September 30, 2026.
2.Excludes excise tax of $15 million levied on share repurchases, net of issuances, payable in April 2027.
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
Other Information
None.
Exhibits

Exhibit No.	Description
15	Letter of awareness from Deloitte & Touche LLP, dated November 5, 2026, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ SHARON YESHAYA
Sharon Yeshaya Executive Vice President and Chief Financial Officer

By:	/s/ VICTORIA WORSTER
Victoria Worster Chief Accounting Officer and Controller
Date: November 5, 2026

81	September 2026 Form 10-Q